Form 10-Q
period 2012-06-30
CION Investment Corp
filed 2012-08-30
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-54755

CĪON Investment Corporation

(Exact name of registrant as specified in its charter)

Maryland	45-3058280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor New York, New York	10016
(Address of principal executive office)	(Zip Code)

(212) 418-4700

(Registrant’s telephone number, including area code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 28, 2012 was 111.11.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation
Balance Sheets

Assets

	June 30,
	2012	January 31,
	(unaudited)	2012

Cash	$1,000	$1,000

Total Assets	$1,000	$1,000

Stockholder's Equity

Stockholder's Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 111.11 shares issued and outstanding	$1	$1
Capital in excess of par value	999	999

Total Stockholder's Equity	$1,000	$1,000

Net asset value per share of common stock at period end	$9.00	$9.00

See accompanying notes to balance sheets.

CĪON INVESTMENT CORPORATION
NOTES TO BALANCE SHEETS
June 30, 2012
(unaudited)

Note 1. Organization and Principal Business

CĪON Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on August 9, 2011. The Company has been inactive since that date except for routine matters relating to its organization and the registration of its shares of common stock with the Securities and Exchange Commission, or the SEC.  The initial capitalization of the Company of $1,000 was contributed by ICON Investment Group, LLC, or IIG, an affiliate and the sole shareholder of the Company (see Note 3). The Company filed a registration statement on Form N-2 to sell up to 100,000,000 shares of its common stock at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on July 2, 2012. The Company expects to commence operations upon raising gross proceeds of at least $2,500,000, or the minimum offering requirement, all of which must be from persons who are not affiliated with the Company or the Company’s investment adviser, CĪON Investment Management, LLC, or CIM, a registered investment adviser and affiliate of the Company.

The Company is a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company intends to elect to be treated for federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. The Company anticipates that its portfolio will be comprised primarily of investments in senior secured loans, including unitranche loans and, to a lesser extent, second lien loans and long-term subordinated loans, referred to as mezzanine loans, of private and thinly traded U.S. middle-market companies.

The Company will be managed by CIM. CIM will oversee the management of the Company’s activities and will be responsible for making investment decisions for the Company’s portfolio. The Company and CIM will engage Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, LLC, or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheets of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or US GAAP, for interim financial information and pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. The accompanying balance sheets should be read in conjunction with the balance sheet and notes thereto as of January 31, 2012 included in the Company’s Prospectus, which was filed with the SEC on July 3, 2012. Since the Company had no operations as of June 30, 2012, no statement of operations, changes in nets assets or cash flows are presented.

Cash and Cash Equivalents

The Company’s cash is held at one financial institution and at times may exceed insured limits. The Company periodically evaluates the creditworthiness of this institution and has not experienced any losses on such deposits. The Company did not have any cash equivalents at June 30, 2012.

Organization Costs

Organization costs include, among other things, the cost of organizing the Company as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. All organization costs will be funded by IIG and its affiliates and there will be no liability for the organization costs to the Company until the Company has met the minimum offering requirement. The Company will expense organization costs when incurred, if and when IIG submits such costs for reimbursement. As of June 30, 2012, IIG and its affiliates have incurred approximately $142,000 of organization costs, which may be subject to reimbursement by the Company. No additional organization costs have been incurred subsequent to June 30, 2012.

CĪON INVESTMENT CORPORATION
NOTES TO BALANCE SHEETS
June 30, 2012
(unaudited)

Note 2. Summary of Significant Accounting Policies - continued

Offering Costs

Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statement in connection with the public offering of the Company’s shares. All offering costs will be funded by IIG and its affiliates and there will be no liability for the offering costs to the Company until the Company has met the minimum offering requirement. The Company will capitalize offering costs when incurred and amortize them over a twelve month period as an adjustment to capital in excess of par value following the effective date of the offering and upon commencement of operations, if and when IIG submits such costs for reimbursement. The unamortized balance of these costs will be reflected in the balance sheet as deferred charges, net. As of June 30, 2012, IIG and its affiliates have incurred approximately $1,047,000 of offering costs, which may be subject to reimbursement by the Company. As of August 28, 2012, IIG and its affiliates have incurred approximately $1,095,000 of offering costs, which may be subject to reimbursement by the Company.

Income Taxes

The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Use of Estimates

The preparation of the balance sheets in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheets. Actual results could differ from those estimates.

Note 3. Transactions with Related Parties

The Company has entered into an investment advisory agreement with CIM. Pursuant to the investment advisory agreement, CIM will be paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance. As of June 30, 2012, no services have been performed by CIM, and no fees have been paid to date.

Because CIM’s senior management team is comprised of substantially the same personnel as the senior management team of the Company’s affiliate ICON Capital Corp., or ICON Capital, which is the investment manager to certain equipment finance funds, or equipment funds, such members of senior management provide investment advisory and management services to both the Company and the equipment funds. In the event that CIM undertakes to provide investment advisory services to other clients in the future, it will strive to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objective and strategies so that the Company will not be disadvantaged in relation to any other client of the investment adviser or its senior management team. However, it is currently possible that some investment opportunities will be provided to the equipment funds or other clients of CIM rather than to the Company.

The Company has entered into certain agreements with ICON Securities Corp., or ICON Securities, and ICON Capital, whereby the Company pays certain fees and reimbursements to these parties. ICON Securities is entitled to receive a 3% dealer manager fee from the gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of the gross offering proceeds. Such costs will be charged against capital in excess of par value when incurred.

CĪON INVESTMENT CORPORATION
NOTES TO BALANCE SHEETS
June 30, 2012
(unaudited)

Note 3. Transactions with Related Parties - continued

ICON Capital will provide the Company with accounting, investor relations and other administrative services. The Company entered into an administration agreement with ICON Capital pursuant to which ICON Capital will furnish the Company with administrative services necessary to conduct its day-to-day operations. ICON Capital will be reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital.

The Company’s payment of organization and offering costs (including reimbursement of costs incurred by CIM and its affiliates) is capped at 1.5% of the gross proceeds from the offering. If the Company sells the minimum number of shares at $10.00 per share, then the Company estimates that it may incur up to approximately $37,500 of expenses. If the Company sells the maximum number of shares at $10.00 per share, then the Company estimates that it may incur up to approximately $15,000,000 of expenses. As of June 30, 2012, IIG and its affiliates incurred organization and offering costs of approximately $1,189,000. As of August 28, 2012, IIG and its affiliates incurred organization and offering costs of approximately $1,237,000. Under the terms of the investment advisory agreement, after the Company meets the minimum offering requirement, CIM and certain of its affiliates, which includes IIG, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization and offering costs have been reimbursed. Except for this provision in the investment advisory agreement, there is no other agreement regarding the payment or reimbursement of any organization and offering costs funded by IIG or its affiliates. The decision to fund the Company’s organization and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of IIG. As a result, the Company may or may not be requested to reimburse any costs funded by IIG.

IIG and its affiliates may, but are not obligated to, cover certain of the Company’s expenses in an amount that is estimated to be sufficient to provide that, for tax purposes, the Company’s net investment income and net capital gains are equal to or greater than the cumulative distributions paid to shareholders in each quarter. This arrangement, if implemented, is designed to prevent any portion of distributions from representing a return of capital for shareholders. IIG and its affiliates have no obligation to reimburse any portion of these expenses, but have indicated that they may cover such expenses until they deem that the Company has achieved economies of scale sufficient to ensure that the Company can bear a reasonable level of expenses in relation to its income. The specific amount of expenses covered by IIG and its affiliates, if any, will be determined at the end of each quarter. There can be no assurance that IIG and its affiliates will cover any portion of such expenses in the future.

On November 11, 2011, the Company issued 111.11 shares for an aggregate price of $1,000 or $9.00 per share to IIG, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees.

In June 2012, pursuant to a private placement, IIG subscribed to contribute an aggregate of $1,000,000 to purchase 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Further, in June 2012, pursuant to a private placement, Apollo Principal Holdings III, L.P., a subsidiary of Apollo, subscribed to contribute an aggregate of $1,000,000 to purchase 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. The shares subscribed for in the private placement will be issued by the Company upon the achievement of the minimum offering requirement as described in the Company’s prospectus.

Note 4. Share Repurchase Program

Beginning with the first calendar quarter following the one-year anniversary of the date that the Company meets the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase common stock on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s shareholders or would violate applicable law.

CĪON INVESTMENT CORPORATION
NOTES TO BALANCE SHEETS
June 30, 2012
(unaudited)

Note 4. Share Repurchase Program - continued

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of its common stock pursuant to its distribution reinvestment plan. At the discretion of the Company’s board of directors, it may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 15% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 3.75% in each quarter, though the actual number of shares of common stock that it offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock at a price equal to 90% of the offering price in effect on each date of repurchase.

Any periodic repurchase offers will be subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the Code and the 1940 Act. While the Company intends to conduct quarterly tender offers as described above, it is not required to do so and may suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

Note 5. Commitments and Contingencies

The Company entered into certain contracts with other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to such indemnifications to be remote.

Note 6. Subsequent Event

On July 2, 2012, the Company filed Form N-54A and notified the SEC that it elects, pursuant to the provisions of Section 54(a) of the 1940 Act, to be subject to the provisions of Sections 55 through 65 of the 1940 Act. On July 2, 2012, the Company’s registration statement on Form N-2, as amended, was declared effective by the SEC and the Company commenced its offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” or similar terms include CĪON Investment Corporation.

The following discussion should be read in conjunction with our balance sheets and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus, dated July 2, 2012, which was filed with the SEC on July 3, 2012, or the Prospectus. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties.

Forward-Looking Statements

Some of the statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our future operating results;
•	our business prospects and the prospects of the companies in which we may invest;
•	the impact of the investments that we expect to make;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our cash resources, financing sources and working capital;
•	the use of borrowed money to finance a portion of our investments;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the actual and potential conflicts of interest with CIM and Apollo and their respective affiliates;
•	the ability of CIM and AIM to locate suitable investments for us and the ability of CIM to monitor and administer our investments;
•	the ability of CIM and AIM and their respective affiliates to attract and retain highly talented professionals;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	our ability to source favorable private investments;
•	our tax status;
•	the effect of changes to tax legislation and our tax position;
•	the tax status of the companies in which we may invest; and
•	the timing and amount of distributions and dividends from the companies in which we may invest.

In addition, words such as “anticipate,” “believe,” “expect” and “intend”  indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in ‘‘Risk Factors’’ in Item 1A of Part II of this Quarterly Report on Form 10-Q and our Prospectus. Other factors that could cause actual results to differ materially include:

•	changes in the economy;
•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and
•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Overview

We were incorporated under the general corporation laws of the State of Maryland on August 9, 2011 and we expect to commence operations upon raising gross proceeds of at least $2,500,000, or the minimum offering requirement, all of which must be from persons who are not affiliated with us or CIM. We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. We intend to elect to be treated for federal income tax purposes as a RIC, as defined under Subchapter M of the Code.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. We anticipate that our portfolio will be comprised primarily of investments in senior secured loans, including unitranche loans and, to a lesser extent, second lien loans and long-term subordinated loans, referred to as mezzanine loans, of private and thinly traded U.S. middle-market companies. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities. However, such investments are not expected to comprise a significant portion of our portfolio.

We will be managed by CIM. CIM will oversee the management of our activities and will be responsible for making investment decisions for our portfolio. We and CIM will engage AIM to act as our investment sub-adviser.

We will seek to meet our investment objective by utilizing the experienced management teams of both CIM and AIM, which includes their access to the relationships and human capital of Apollo and IIG, in sourcing, evaluating and structuring transactions. We intend to focus primarily on the senior secured debt of private and thinly traded U.S. middle-market companies, which we define as companies that generally possess annual earnings before interest, tax, depreciation and amortization, or EBITDA, of $50,000,000 or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material adverse effect on our financial statements.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2012, we have not met the minimum offering requirement set forth in our Prospectus and have, therefore, not commenced operations.  As of June 30, 2012, we had $1,000 in cash.

We have not established sources of revenue sufficient to fund the development of our business and will rely on future sales of our common stock to provide us with sufficient capital to complete our business plan. See Note 3 to our balance sheets for a discussion of the payment or reimbursement of our costs and expenses by certain of our affiliates during the development of our business.

We intend to generate cash primarily from the net proceeds of our ongoing continuous public offering, and from cash flows from interest, dividends, and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds will be investments in portfolio companies, payments of our expenses and cash distributions to holders of our common stock. Immediately after we satisfy our minimum offering requirement, gross subscription funds from persons who are not affiliated with us, CIM or Apollo will total at least $2,500,000. In addition, in June 2012, pursuant to a private placement, IIG subscribed to contribute an aggregate of $1,000,000 to purchase 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Further, in June 2012, pursuant to a private placement, Apollo Principal Holdings III, L.P., a subsidiary of Apollo, subscribed to contribute an aggregate of $1,000,000 to purchase 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. As a result, upon achievement of the minimum offering requirement, we will have raised total gross proceeds of approximately $4,500,000.

After meeting the minimum offering requirement, we will then sell our shares on a continuous basis at a price of $10.00 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. In connection with each semi-monthly closing on the sale of shares of our common stock, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value no later than 48 hours prior to the time that we price our shares.

Prior to investing in debt securities, we will invest the net proceeds from our continuous offering primarily in cash, cash equivalents, U.S. government securities, and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

We may borrow funds to make investments, including before we have fully invested the proceeds of the offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders, though we have not decided whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

Related Party Transactions

We have entered into an agreement with CIM to provide us with investment advisory services. Payments for investment advisory services under the investment advisory agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the average value of our gross assets, excluding cash and cash equivalents, and (b) an incentive fee based on our performance. ICON Capital, and to the extent requested to provide such services and such services are so provided, CIM and AIM and their respective affiliates, may be reimbursed for administrative expenses incurred on our behalf.

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based upon our  “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in our investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which we refer to as the incentive fee on capital gains, will be an incentive fee on capital gains earned on liquidated investments from the portfolio and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee will equal 20% of our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

We and CIM will engage AIM to act as our investment sub-adviser, as AIM possesses skills that we believe will aid us in achieving our investment objective. AIM will only assist CIM with identifying investment opportunities and will make investment recommendations for approval by CIM according to pre-established investment guidelines. On an annualized basis, AIM will receive 50% of the fees payable to CIM under the investment advisory agreement with respect to each year, which fees are payable to AIM quarterly in arrears.

ICON Capital will provide us with accounting, investor relations and other administrative services. We entered into an administration agreement with ICON Capital pursuant to which ICON Capital will furnish us with administrative services necessary to conduct our day-to-day operations. ICON Capital will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services that we expect to receive pursuant to our investment advisory agreement, sub-advisory agreement and administration agreement. Any new investment advisory agreement would also be subject to approval by our shareholders.

Results of Operations

As of June 30, 2012, we have not met the minimum offering requirement set forth in our Prospectus and have, therefore, not commenced operations.

Distributions

As of June 30, 2012, we have not commenced operations. Therefore, we have not generated any income or cash flow from our operations or funds available for distributions to our shareholders, nor have we declared any distributions. We intend to authorize and declare distributions on a monthly basis and pay such distributions on a monthly or quarterly basis to our shareholders beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. Any distributions to our shareholders will be declared and paid from assets legally available for distribution. There can be no assurance that we will be able to sustain distributions at any particular level.

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our shareholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

We have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements.

Subsequent Event

On July 2, 2012, we filed Form N-54A and notified the SEC that we elect, pursuant to the provisions of Section 54(a) of the 1940 Act, to be subject to the provisions of Sections 55 through 65 of the 1940 Act. On July 2, 2012, our registration statement on Form N-2, as amended, was declared effective by the SEC and we commenced our offering.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the disclosures related to this item since the date of our Prospectus.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2011, we were capitalized with the issuance to IIG of 111.11 shares for an aggregate purchase price of $1,000. These shares were purchased for investment and for the purpose of organizing us. We issued the shares in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Our registration statement on Form N-2, as amended, was declared effective by the SEC on July 2, 2012 (SEC File No. 333-178646). Our offering period commenced on July 2, 2012.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1
Articles of Amendment and Restatement of the Articles of Incorporation of CĪON Investment Corporation (Incorporated by reference to Exhibit (A)(2) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

3.2
Second Articles of Amendment and Restatement of the Articles of Incorporation of CĪON Investment Corporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated August 22, 2012 (File No. 814-00941)).

3.3
Bylaws of CĪON Investment Corporation (Incorporated by reference to Exhibit (B) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A to the Registrant’s Prospectus on Form 497 filed with the SEC on July 3, 2012 (File No. 333-178646)).

4.2
Distribution Reinvestment Plan (Incorporated by reference to Exhibit (E) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 filed with the SEC on February 17, 2012 (File No. 333-178646)).

10.1
Investment Advisory Agreement Between CĪON Investment Corporation and CĪON Investment Management, LLC (Incorporated by reference to Exhibit (G)(1) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

10.2
Investment Sub-Advisory Agreement by and among CĪON Investment Management, LLC, CĪON Investment Corporation and Apollo Investment Management, L.P. (Incorporated by reference to Exhibit (G)(2) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

10.3
Administration Agreement by and between CĪON Investment Corporation and ICON Capital Corp. (Incorporated by reference to Exhibit (K)(2) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

10.4
Custody Agreement by and between CĪON Investment Corporation and U.S. Bank National Association. (Incorporated by reference to Exhibit (J) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

10.5
Escrow Agreement by and among CĪON Investment Corporation, UMB Bank, N.A., and ICON Securities Corp. (Incorporated by reference to Exhibit (K)(1) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

10.6
Dealer Manager Agreement by and among CĪON Investment Corporation, CĪON Investment Management, LLC, and ICON Securities Corp. (Incorporated by reference to Exhibit (H)(1) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 30, 2012

CĪON Investment Corporation

By	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Principal Executive Officer)

By	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Principal Executive Officer)

By /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer (Principal Financial and Accounting Officer)

13