Form 10-Q
period 2012-09-30
CION Investment Corp
filed 2012-11-14
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the transition period from ______________to_________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 13, 2012 was 111.11.

CĪON INVESTMENT CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation
Balance Sheets

	September 30,	January 31,
	2012	2012
	(unaudited)

Assets

Cash and cash equivalents	$1,023	$1,000

Total assets	$1,023	$1,000

Liabilities and Stockholder's Equity

Other liabilities	$23	$-

Commitments and contingencies (see Note 5)

Stockholder's equity:
Common stock, $0.001 par value; 500,000,000 shares authorized;
111.11 shares issued and outstanding	1	1
Capital in excess of par value	999	999

Total stockholder's equity	1,000	1,000

Total liabilities and stockholder's equity	$1,023	$1,000

Net asset value per share of common stock at period end	$9.00	$9.00

See accompanying notes to financial statements.

CĪON Investment Corporation
Statements of Operations
(unaudited)

	Three Months Ended September 30, 2012	Period from January 31, 2012 (Inception) through September 30, 2012

Operating expenses:
Adminstrative expenses	$3,000	$3,000

Total operating expenses	3,000	3,000
Less: expense reimbursement from IIG (1)	(3,000)	(3,000)

Net operating expenses	$-	$-

Per share information - basic and diluted
Weighted average shares outstanding - basic and diluted	111.11	111.11

(1) See Note 3 for a discussion of the expense reimbursement paid to the Company by ICON Investment Group, LLC, or IIG, and its affiliates.

See accompanying notes to financial statements.

CĪON Investment Corporation
Statement of Changes in Net Assets
(unaudited)

Period from January 31, 2012 (Inception) through September 30, 2012
Capital share transaction:
Issuance of common stock	$1,000
Net increase in net assets resulting from capital share transaction	1,000

Total increase in net assets	1,000
Net assets, beginning of period	-

Net assets, end of period	$1,000

See accompanying notes to financial statements.

CĪON Investment Corporation
Statement of Cash Flows
(unaudited)

Period from January 31, 2012 (Inception) through September 30, 2012
Cash flows from operating activities:
Changes in operating assets and liabilities:
Increase in other liabilities	$23

Net cash provided by operating activities	23

Cash flows from financing activities:
Issuance of common stock	1,000

Net cash provided by financing activities	1,000

Total increase in cash and cash equivalents	1,023
Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$1,023

See accompanying notes to financial statements.

CĪON INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Note 1. Organization and Principal Business

CĪON Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on August 9, 2011. The Company has been inactive since that date except for routine matters relating to its organization and the registration of its shares of common stock, or Shares, with the Securities and Exchange Commission, or the SEC.  The initial capitalization of the Company of $1,000 was contributed by IIG, an affiliate and the sole shareholder of the Company (see Note 3). The Company filed a registration statement on Form N-2 to sell up to 100,000,000 Shares at an initial public offering price of $10.00 per share. The registration statement was declared effective by the SEC on July 2, 2012. The Company expects to commence operations upon raising gross proceeds of at least $2,500,000, or the minimum offering requirement, all of which must be from persons who are not affiliated with the Company or the Company’s investment adviser, CĪON Investment Management, LLC, or CIM, a registered investment adviser and affiliate of the Company.

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

The Company will be managed by CIM. CIM will oversee the management of the Company’s activities and will be responsible for making investment decisions for the Company’s portfolio. The Company and CIM have engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, LLC, or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser after the Company meets its minimum offering requirement.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or US GAAP, for interim financial information and pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. The accompanying financial statements should be read in conjunction with the balance sheet and notes thereto as of January 31, 2012 included in the Company’s Prospectus, or Prospectus, which was filed with the SEC on July 3, 2012.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. The Company’s cash and cash equivalents are held at one financial institution and at times may exceed insured limits. The Company periodically evaluates the creditworthiness of this institution and has not experienced any losses on such deposits. The Company did not have cash equivalents at January 31, 2012.

Organization Costs

Organization costs include, among other things, the cost of organizing the Company as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. All organization costs will be funded by IIG and its affiliates and there will be no liability for the organization costs to the Company until the Company has met the minimum offering requirement. The Company will expense organization costs when incurred, if and when IIG submits such costs for reimbursement. At September 30, 2012, IIG and its affiliates have incurred approximately $161,000 of organization costs, which may be subject to reimbursement by the Company. No additional organization costs have been incurred subsequent to September 30, 2012.

CĪON INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Note 2. Summary of Significant Accounting Policies - continued

Offering Costs

Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statement in connection with the public offering of the Company’s Shares. All offering costs will be funded by IIG and its affiliates and there will be no liability for the offering costs to the Company until the Company has met the minimum offering requirement. The Company will capitalize offering costs when incurred and amortize them over a twelve month period as an adjustment to capital in excess of par value following the effective date of the offering and upon commencement of operations, if and when IIG submits such costs for reimbursement. The unamortized balance of these costs will be reflected in the balance sheets as deferred charges, net. At September 30, 2012, IIG and its affiliates have incurred approximately $1,395,000 of offering costs, which may be subject to reimbursement by the Company. Through October 31, 2012, IIG and its affiliates have incurred approximately $1,398,000 of offering costs, which may be subject to reimbursement by the Company.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 3. Transactions with Related Parties

The Company has entered into an investment advisory agreement with CIM. Pursuant to the investment advisory agreement, CIM will be paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as defined in the Prospectus. As of September 30, 2012, no services have been performed by CIM, and no fees have been paid to date.

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
NOTES TO FINANCIAL STATEMENTS
September 30, 2012
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

The Company’s payment of organization and offering costs (including reimbursement of costs incurred by CIM and its affiliates) is capped at 1.5% of the gross proceeds from the offering. If the Company sells the minimum number of Shares at $10.00 per share, then the Company estimates that it may incur up to approximately $37,500 of expenses. If the Company sells the maximum number of Shares at $10.00 per share, then the Company estimates that it may incur up to approximately $15,000,000 of expenses. At September 30, 2012, IIG and its affiliates incurred organization and offering costs of approximately $1,556,000. Through October 31, 2012, IIG and its affiliates incurred organization and offering costs of approximately $1,559,000. Under the terms of the investment advisory agreement, after the Company meets the minimum offering requirement, CIM and certain of its affiliates, which includes IIG, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization and offering costs have been reimbursed. Except for this provision in the investment advisory agreement, there is no other agreement regarding the payment or reimbursement of any organization and offering costs funded by IIG or its affiliates. The decision to fund the Company’s organization and offering costs and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, the Company may or may not be requested to reimburse any costs funded by IIG and its affiliates.

IIG and its affiliates may, but are not obligated to, cover certain of the Company’s expenses in an amount that is estimated to be sufficient to provide that, for tax purposes, the Company’s net investment income and net capital gains are equal to or greater than the cumulative distributions paid to shareholders in each quarter. This arrangement is designed to prevent any portion of distributions from representing a return of capital for shareholders. IIG and its affiliates have no obligation to reimburse any portion of these expenses, but have indicated that they may cover such expenses until they deem that the Company has achieved economies of scale sufficient to ensure that the Company can bear a reasonable level of expenses in relation to its income. The specific amount of expenses covered by IIG and its affiliates, if any, will be determined at the end of each quarter. During the three months ended September 30, 2012 and for the period from January 31, 2012 through September 30, 2012, the total expense reimbursement from IIG and its affiliates was $3,000 relating to certain administrative expenses. There can be no assurance that IIG and its affiliates will cover any portion of such expenses in the future.

On January 31, 2012 (Inception), the Company issued 111.11 Shares for an aggregate price of $1,000 or $9.00 per share to IIG, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees.

In June 2012, pursuant to a private placement, IIG subscribed to contribute an aggregate of $1,000,000 to purchase 111,111 Shares at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Further, in June 2012, pursuant to a private placement, Apollo Principal Holdings III, L.P., a subsidiary of Apollo, or APH III, subscribed to contribute an aggregate of $1,000,000 to purchase 111,111 Shares at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. The Shares subscribed for in the private placement will be issued by the Company upon the achievement of the minimum offering requirement as described in the Company’s Prospectus.

Note 4. Share Repurchase Program

Beginning with the first calendar quarter following the one-year anniversary of the date that the Company meets the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase Shares on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s shareholders or would violate applicable law.

CĪON INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Note 4. Share Repurchase Program - continued

The Company currently intends to limit the number of Shares to be repurchased during any calendar year to the number of Shares it can repurchase with the proceeds it receives from the issuance of Shares pursuant to its distribution reinvestment plan. At the discretion of the Company’s board of directors, it may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase Shares. In addition, the Company will limit the number of Shares to be repurchased in any calendar year to 15% of the weighted average number of Shares outstanding in the prior calendar year, or 3.75% in each quarter, though the actual number of Shares that it offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such Shares at a price equal to 90% of the offering price in effect on each date of repurchase.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” or similar terms include CĪON Investment Corporation.

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus, dated July 2, 2012, which was filed with the SEC on July 3, 2012. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and our Prospectus. Other factors that could cause actual results to differ materially include:

•	changes in the economy;
•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and
•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to review any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Overview

We were incorporated under the general corporation laws of the State of Maryland on August 9, 2011 and we expect to commence operations upon raising the minimum offering requirement, all of which must be from persons who are not affiliated with us, CIM or Apollo. We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. We intend to elect to be treated for federal income tax purposes as a RIC, as defined under Subchapter M of the Code.

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

We will be managed by CIM, our registered investment advisor. CIM will oversee the management of our activities and will be responsible for making investment decisions for our portfolio. We and CIM have engaged AIM to act as our investment sub-adviser after we meet our minimum offering requirement.

We will seek to meet our investment objective by utilizing the experienced management teams of both CIM and AIM, which includes their access to the relationships and human capital of Apollo, IIG and ICON Capital, in sourcing, evaluating and structuring transactions. We intend to focus primarily on the senior secured debt of private and thinly traded U.S. middle-market companies, which we define as companies that generally possess annual earnings before interest, tax, depreciation and amortization, or EBITDA, of $50,000,000 or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material adverse effect on our financial statements.

Results of Operations

As of September 30, 2012, we have not met the minimum offering requirement set forth in our Prospectus and have, therefore, not commenced our primary operating activities.  For the three months ended September 30, 2012 and for the period from January 31, 2012 (Inception) through September 30, 2012, we incurred administrative expenses of $3,000, which have been reimbursed by IIG and its affiliates. We did not have any other operating activities during such periods.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2012, we have not met the minimum offering requirement set forth in our Prospectus and have, therefore, not commenced our primary operating activities.  As of September 30, 2012, we had $1,023 in cash equivalents.

We have not established sources of revenue sufficient to fund the development of our business and will rely on future sales of our Shares to provide us with sufficient capital to complete our business plan. See Note 3 to our financial statements for a discussion of the payment or reimbursement of our costs and expenses by certain of our affiliates during the development of our business.

We intend to generate cash primarily from the net proceeds of our ongoing continuous public offering, and from cash flows from interest, dividends, and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds will be investments in portfolio companies, payments of our expenses and cash distributions to holders of our Shares. Immediately after we satisfy our minimum offering requirement, gross subscription funds from persons who are not affiliated with us, CIM or Apollo will total at least $2,500,000. In addition, in June 2012, pursuant to a private placement, IIG subscribed to contribute an aggregate of $1,000,000 to purchase 111,111 Shares at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Further, in June 2012, pursuant to a private placement, APH III subscribed to contribute an aggregate of $1,000,000 to purchase 111,111 Shares at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. As a result, upon achievement of the minimum offering requirement, we will have raised total gross proceeds of approximately $4,500,000.

After meeting the minimum offering requirement, we will then sell our Shares on a continuous basis at a price of $10.00 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that Shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. In connection with each semi-monthly closing on the sale of Shares, our board of directors or a committee thereof is required to make the determination that we are not selling Shares at a price below our then current net asset value no later than 48 hours prior to the time that we price our Shares.

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

Related Party Transactions

We have entered into an agreement with CIM to provide us with investment advisory services. Payments for investment advisory services under the investment advisory agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the average value of our gross assets, excluding cash and cash equivalents, and (b) an incentive fee based on our performance, as defined below. ICON Capital, and to the extent requested to provide such services and such services are so provided, CIM and AIM and their respective affiliates, may be reimbursed for administrative expenses incurred on our behalf.

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in our investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which we refer to as the incentive fee on capital gains, will be an incentive fee on capital gains earned on liquidated investments from the portfolio and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee will equal 20% of our net realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation or appreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

We and CIM have engaged AIM to act as our investment sub-adviser after we meet our minimum offering requirement, as AIM possesses skills that we believe will aid us in achieving our investment objective. AIM will only assist CIM with identifying investment opportunities and will make investment recommendations for approval by CIM according to pre-established investment guidelines. On an annualized basis, AIM will receive 50% of the fees payable to CIM under the investment advisory agreement with respect to each year, which fees are payable to AIM quarterly in arrears.

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

Distributions

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the disclosures related to this item since the date of our Prospectus.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2012 (Inception), we were capitalized with the issuance to IIG of 111.11 Shares for an aggregate purchase price of $1,000. These Shares were purchased for investment and for the purpose of organizing us. We issued the Shares in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2012

CĪON Investment Corporation (Registrant)

By	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Principal Executive Officer)

By	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Principal Executive Officer)

By /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer (Principal Financial and Accounting Officer)

16