Form 10-K
period 2012-12-31
CION Investment Corp
filed 2013-03-27
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transitional period from _____ to _____

Commission file number: 000-54755

CĪON Investment Corporation
 (Exact name of registrant as specified in its charter)

Maryland	45-3058280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                                                                                                                                                                                     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes ☐ No ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at $10.19 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 18, 2013 was 1,712,123.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CĪON Investment Corporation

Form 10-K for the Period from January 31, 2012 (Inception) to December 31, 2012

PART I

Forward-Looking Statements

Some of the statements within this Annual Report on Form 10-K may constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

•	our future operating results;
•	our business prospects and the prospects of the companies in which we may invest;
•	the impact of the investments that we expect to make;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our cash resources, financing sources and working capital;
•	the use of borrowed money to finance a portion of our investments;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the actual and potential conflicts of interest with CĪON Investment Management, LLC, or CIM, and Apollo Global Management, LLC, or Apollo, and their respective affiliates;
•
the ability of CIM and Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo and a registered investment adviser under the Investment Advisers Act of 1940, or the Advisers Act, to locate suitable investments for us and the ability of CIM to monitor and administer our investments;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:

•	changes in the economy;
•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and
•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to review any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Annual Report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Item 1. Business

CĪON Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on August 9, 2011. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the Company and its consolidated subsidiaries.

We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We intend to elect to be treated for federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. On December 17, 2012, we successfully raised gross proceeds of at least $2,500,000, or the minimum offering requirement, from persons who are not affiliated with us or our investment adviser, CIM, and commenced operations.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. We anticipate that our portfolio will be comprised primarily of investments in senior secured loans, including unitranche loans, and, to a lesser extent, second lien loans and long-term subordinated loans, referred to as mezzanine loans, of private and thinly traded U.S. middle-market companies. We define middle-market companies as companies that generally possess annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $50 million or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, typically in conjunction with one of our debt investments or through a co-investment with a financial sponsor. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities. However, such investments are not expected to be significant. Once we raise sufficient capital, we expect that our investments will generally range between $5 million and $50 million each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of CIM subject to oversight by our board of directors. Prior to raising sufficient capital, we have made and intend to make smaller investments in syndicated loan opportunities, which typically include investments in companies with EBITDA of greater than $50 million.

We are managed by CIM, our affiliate and a registered investment adviser under the Advisers Act. CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. We and CIM engaged AIM to act as our investment sub-adviser. AIM will only assist us with identifying investment opportunities and will make investment recommendations for approval by CIM, according to pre-established investment guidelines. All of our investment decisions will be the sole responsibility of, and will be made at the sole discretion of, CIM. Pursuant to the terms of the investment sub-advisory agreement among us, CIM and AIM, AIM will not be responsible or liable for any such investment decision and will only provide the investment advisory services expressly set forth in the investment sub-advisory agreement and will not be responsible or liable for the provision of any other service.

During the period from December 17, 2012, or the Commencement of Operations, to December 31, 2012, we invested $1,972,500 in two portfolio companies. During the same period, we received principal repayments of $2,500. As of December 31, 2012, our investment portfolio, excluding our short term investments and total return swap, consisted of interests in two portfolio companies (100% in first lien, senior secured term loans) with a total fair value of $1,980,044 and an average annual EBITDA of $26.6 million. The investments in our portfolio were purchased at a weighted average price of 98.63% of par value. On December 31, 2012, our estimated gross annual portfolio yield was 6.55% based upon the purchase price of our investments.

Further, as of December 31, 2012, through a total return swap, or TRS (more fully described in “Item 1. Business - Financing Arrangements” below), we obtained the economic benefit of owning investments in senior secured, first lien, floating-rate loans of five portfolio companies.

 As a BDC, we will be subject to certain regulatory restrictions in negotiating certain investments with entities with which we may be prohibited from doing so under the 1940 Act, such as CIM, AIM and their respective affiliates, unless we obtain an exemptive order from the Securities and Exchange Commission, or the SEC. We have not applied for an exemptive order from the SEC and, if we apply, there can be no assurance that we will be able to obtain such exemptive relief.

To enhance our opportunity for gain, we employ leverage as market conditions permit and at the discretion of CIM, but in no event can leverage employed exceed 50% of the value of our assets as required by the 1940 Act.

We do not currently intend to list our securities on an exchange and do not expect a public market to develop for them in the foreseeable future. We believe that an unlisted structure is appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view similar to that of other types of private investment funds, instead of managing to quarterly market expectations like listed structures might. In addition, because our common stock will not be listed on a national securities exchange, we will be able to pursue our investment objective without subjecting our investors to the daily share price volatility associated with the public markets. To provide our shareholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program. In connection with that program, we intend, but are not required, to conduct quarterly repurchase offers beginning in the first quarter of 2014. This will be the only method of liquidity that we offer prior to a liquidity event. Therefore, shareholders may not be able to sell their common stock when desired or at a desired price.

Although we do not currently intend to list our common stock on an exchange and do not expect a public market to develop for it in the foreseeable future, we intend to seek to complete a liquidity event within three to five years following the completion of our offering stage or at such earlier time as our board of directors may determine, taking into consideration market conditions and other factors; however, our offering of common stock may extend for an indefinite period. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. However, there can be no assurance that we will be able to complete a liquidity event.

Status of Our Ongoing Public Offering

On December 17, 2012, we met our minimum offering requirement of $2,500,000 in capital raised from persons not affiliated with us, admitted our initial public investors as shareholders and officially commenced operations. As of March 18, 2013, we accepted subscriptions in our offering for 1,712,123 shares of our common stock at an average price per share of $9.82, for corresponding gross proceeds of approximately $16,806,000, including shares purchased by our affiliates.

Distributions

In January 2013, we began authorizing monthly distributions to our shareholders. Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare cash distributions on a monthly basis and pay such distributions on a monthly basis. On January 14, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.029283 per share each. Both of the semi-monthly cash distributions were paid on February 1, 2013, with the first paid to shareholders of record on January 15, 2013 and the second to shareholders of record on January 31, 2013. On February 15, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.029546 per share each. Both of the semi-monthly cash distributions of $0.029546 per share were paid on March 1, 2013, the first to shareholders of record on February 15, 2013 and the second to shareholders of record on February 28, 2013. On March 14, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.029546 per share and $0.029721 per share, payable on April 1, 2013 to shareholders of record as of March 15, 2013 and March 31, 2013, respectively.

About CIM

CIM is a registered investment adviser. CIM is a subsidiary of ICON Investment Group, LLC, or IIG, and part of the ICON group of companies, or ICON. ICON is a leading asset manager that provides innovative alternative investment products to individual and institutional investors through publicly-registered programs, private funds and separately managed accounts. ICON is headquartered in New York, with offices in Boston, Tulsa, London and Singapore.

Mark Gatto and Michael A. Reisner, together with Sean Connor, Harry Giovani, Keith S. Franz and Michael R. Manley, form the senior management team of CIM. Both Messrs. Gatto and Reisner have significant managerial and investing experience and serve as our co-chairmen, co-presidents and co-chief executive officers.

CIM’s senior management team has extensive experience in lending to private U.S. middle-market companies and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, focusing on risk management and delivering risk-adjusted returns that typically are collateralized by a company’s business-essential equipment or corporate infrastructure.

About ICON

With more than 25 years of experience in the alternative asset management industry, ICON and its affiliates have managed investments for more than 58,000 investors and made approximately $4.3 billion in total investments. ICON, through its managed funds, provides direct financing to private and public companies worldwide. ICON primarily provides secured financing to businesses in industries such as marine, manufacturing, transportation, automotive, energy and power, telecommunications, and industrial and mining. ICON also currently sponsors an oil and gas managed fund that is raising capital to primarily invest in oil and natural gas development wells located in the Mid-Continent region of the U.S. ICON and its affiliated entities also provide distribution services.

Pursuant to an administration agreement, ICON Capital, LLC, formerly ICON Capital Corp., or ICON Capital, furnishes us with office facilities, equipment, and clerical, bookkeeping and record keeping services.

About AIM

We and CIM have engaged AIM to act as our investment sub-adviser as we believe that AIM possesses skills that will aid us in achieving our investment objective. AIM is a subsidiary of Apollo (NYSE: APO) and is the investment adviser to Apollo Investment Corporation (NASDAQ: AINV), or AINV, a publicly-traded BDC.

AIM assists CIM in identifying investment opportunities and will make investment recommendations for approval by CIM. AIM will not be responsible or liable for any such investment decision. Further, AIM will only provide the investment advisory services expressly set forth in the investment sub-advisory agreement among AIM, CIM and us. Investment recommendations made by AIM will be made in a manner that we expect to be consistent with the investment processes developed for the advisory services provided to AINV since its inception in 2004.

Market Opportunity

We believe that the market for lending to private U.S. middle-market companies is underserved and presents a compelling investment opportunity. CIM’s management team has witnessed significant demand for debt capital among middle-market companies that have the characteristics we target. We believe that this demand, coupled with the limited and fragmented availability of funding within our target market, will enable us to achieve favorable transaction pricing. We are raising funds in an attempt to capitalize on what we believe is a favorable pricing environment. We believe that the following characteristics support our belief:

•
The middle market is a large addressable market.  According to the GE Capital 2012 National Middle Market Summit Report, there are approximately 195,000 U.S. middle-market companies, which represent approximately $9.3 trillion in aggregate revenue and approximately 41 million aggregate employees. The U.S. middle market accounts for approximately $3.8 trillion of gross domestic product, or GDP, which, measured on a global scale, would be the fourth largest global economy. GE defines middle-market companies as those with $10 million to $1 billion in annual revenue, which we believe has significant overlap with our definition of middle-market companies that generally possess EBITDA of $50 million or less.

•
Greater demand for non-traditional sources of debt financing.  We believe that commercial banks in the U.S., which have traditionally been the primary source of capital to middle-market companies, have experienced consolidation, unprecedented loan losses, capital impairments and stricter regulatory scrutiny. These factors have led to substantially reduced loan volume to middle-market companies. For example, according to the Board of Governors of the Federal Reserve System, Assets and Liabilities of Commercial Banks in the United States (Release Date – January 4, 2013), commercial banks in the U.S. reduced their commercial and industrial loans by approximately $105 billion from 2008 to 2012. Consequently, we believe there is an increasing trend for middle-market companies to seek financing from other sources, such as us.

•
Disruptions within the credit markets have reduced middle-market companies’ access to the capital markets for senior debt.  While many middle-market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing will become more difficult as implementation of U.S. and international financial reforms, such as Basel 3, are expected to limit the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. In addition, we believe that the recent decline in the formation of new collateralized loan obligations, or CLO vehicles, coupled with the expiration of the investment periods of the majority of existing CLOs in 2011, have and will continue to restrict available capital for new middle-market senior loan obligations.

•
There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to finance strategic transactions.  We expect that middle-market private equity firms will continue to invest the approximately $334 billion raised since 2009 in middle-market companies, as reported in Pitchbook’s 2012 Middle Market Report, and that these private equity firms will seek to support their investments with senior loans from other sources, such as us. Additionally, as reported in Pitchbook’s 2012 Middle Market Report, over $93 billion was raised by middle-market sponsors during 2011, which we believe demonstrates the continued appetite for middle-market acquisitions that will need senior debt financing.

•
The significant amount of middle-market loans maturing over the next few years should provide additional demand for senior debt capital.  Although many companies were able to refinance or amend their senior debt obligations from 2010 through 2012, we believe that there is a significant amount of middle-market loans anticipated to mature before the end of 2015. We believe that the majority of the companies able to access the markets from 2010 through 2012 were larger companies and thus the need to refinance capital structures of middle-market companies will remain particularly robust.

•
General reduction in supply of corporate debt.  The credit crisis that began in 2007 and other more recent market events have significantly impacted traditional sources of credit, reducing the ability of such sources to provide financing. We believe that the ongoing disruption in the credit markets has created an environment where liquidity and capital resources are increasingly scarce while the financing requirements of companies remain high. We believe that the scarcity of capital and the continuing need for financing will allow us to pursue more favorable economic terms, governance terms and covenants in comparison to those that existed in other periods.

•
Specialized lending and unfunded private equity commitments drive demand for debt capital.  Lending to small- and middle-market companies requires in-depth diligence, credit expertise, structuring experience and active portfolio management. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. As such, we believe that, of the U.S. financial institutions that are not liquidity constrained, few are capable of pursuing a sustained lending strategy successfully. We believe this creates a significant supply/demand imbalance for small and middle-market credit. We also expect that private equity firms will continue to pursue acquisitions and will seek to leverage their equity investments with debt financing, including senior debt, unitranche debt, and mezzanine loans provided by companies such as ours. Historically, according to the S&P LCD Leveraged Lending Review, such leverage has represented approximately 62% of a private equity acquisition. Therefore, adding to the imbalance in the availability of credit is the significant amount of unallocated private equity capital raised since 2009 described above, much of which will require debt financing in the coming years. As depicted in the chart below, almost $350 billion of unfunded private equity commitments were outstanding as of December 31, 2012. Based upon the historical proportion of leverage to total investment size, this represents potential demand of approximately $573 billion.

•
Active private equity focus on small- and middle-market firms.  Private equity firms have continued their active roles investing in small- and middle-market companies, and CIM expects this trend to continue. Private equity funds often seek to leverage their investments by combining equity capital with senior secured and mezzanine loans from other sources. Thus, we believe that significant private equity investment in middle-market firms will create substantial investment opportunities for us to fill the role of leverage provider. We believe that the network of relationships between CIM’s senior management team, Apollo’s management team and the private equity community will be a key channel through which we will seek to access significant investment opportunities.

•
Middle-market companies compared to larger companies.  We believe that middle-market companies compare favorably to larger companies with respect to our investment objective and strategy. According to the GE Capital 2012 National Middle Market Summit Report, almost 70% of middle-market companies have been in business for more than 20 years and are, on average, less financially leveraged than large companies. During the economic downturn from 2007 to 2010, surviving middle-market companies created more than 2 million jobs, as compared to nearly 4 million jobs eliminated by larger companies.

•
Attractive market segment.  We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In particular, we believe that middle-market companies are more likely to offer attractive economics in terms of transaction pricing (including higher debt yields), upfront and ongoing fees, prepayment penalties and more attractive security features in the form of stricter covenants and quality collateral. In addition, as compared to larger companies, middle-market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions.

Average Nominal Spread of Leveraged Loans1

1	Excludes all facilities in default.

Source: Standard and Poor’s Capital IQ LCD and S&P/LSTA Leveraged Loan Index.

Average Discounted Spread of Leveraged Loans2

2
Excludes all facilities in default and assumes discount from par is amortized evenly over a three-year life. Spread calculation has been adjusted to be based off the bid rather than par (that is assuming that the discounted margin is as a percent of the current market value rather than the par amount of the loan).

Source: Standard and Poor’s Capital IQ LCD and S&P/LSTA Leveraged Loan Index.

We believe that these factors will result in advantageous conditions in which to pursue our investment objective of generating current income and, to a lesser extent, capital appreciation.

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves are often illiquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, little public information generally exists about private companies. Finally, these companies often do not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of CIM and/or AIM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

When evaluating an investment, we will use the resources of CIM and AIM to develop an investment thesis and a proprietary view of a potential company’s value. When identifying prospective portfolio companies, we intend to focus primarily on the following attributes, which we believe will help us generate higher total returns with an acceptable level of risk. These attributes are:

•
Leading, defensible market positions that present attractive growth opportunities.  We will seek companies that we believe possess advantages in scale, scope, customer loyalty, product pricing, or product quality versus their competitors, minimizing sales risk and protecting profitability.

•
Companies with leading market positions and strong free cash flows.  We intend to invest in the debt of companies that have a leading market position or other significant competitive advantages and significant free cash flow. We believe that such companies are able to maintain consistent cash flow to service and repay our loans and maintain growth or market share.

•
Investing in middle-market, private companies.  We intend to invest in private companies that generally possess annual EBITDA of $50 million or less at the time of investment. We do not intend to invest in start-up companies, turnaround situations or companies with speculative business plans.

•
Proven management teams with meaningful equity ownership.  We intend to focus on investments in which the target company has an experienced management team with an established track record of success. We will typically require the portfolio companies to have in place proper incentives to align management’s goals with ours. Generally, we intend to focus on companies in which the management teams have significant equity interests.

•
Private equity sponsorship.  Often we will seek to participate in transactions sponsored by what we believe to be high-quality private equity firms. CIM’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company provides an additional level of due diligence investigation and is an implicit endorsement of the quality of the investment. Further, by co-investing with quality private equity firms that commit significant sums of equity capital with junior priority to our debt investments, we may benefit from having due diligence on our investments performed by both parties. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise.

•
Diversification.  We will seek to diversify our portfolio among companies engaged in a variety of industries and located in a variety of geographic locations, thereby potentially reducing the risk of a downturn in any one industry or geographic location having a disproportionate impact on the value of our portfolio. Because we are a BDC, we will focus on and invest at least 70% of our total assets in U.S. companies, but will seek to diversify our investments among the various geographic regions of the U.S. To the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including countries that are members of the European Union, as well as Canada, Australia and Japan. We cannot assure investors that we will be successful in our efforts to diversify our portfolio.

•
Viable exit strategy.  We intend to focus our investment activity primarily in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, with the potential for capital gain on any equity interest we hold through an initial public offering of common stock, a merger, a sale or other recapitalization.

Moreover, we may acquire investments in the secondary loan market, and, in analyzing such investments, we will employ the same analytical process that we use for our primary investments.

Competitive Advantages

We believe that we offer to our investors the following competitive advantages over other capital providers to private U.S. middle-market companies:

•
Proven ability to invest in middle-market companies.   With AIM as our sub-adviser, we are partnered with a team that we believe has proven its ability to source, structure and manage private investments for a publicly-traded BDC, AINV. In addition to its ability to call on its resources, AIM will be able to draw upon Apollo’s team of approximately 250 investment professionals that have approximately $113 billion of assets under management as of December 31, 2012. Apollo has developed an expertise in sourcing and investing in debt issued by middle-market companies. We will attempt to leverage this expertise, which we believe will enable us to make investments that offer the most favorable risk/reward characteristics.

•
Global platform with seasoned investment professionals.  CIM’s senior management team believes that the breadth and depth of its experience, together with the wider resources of the Apollo investment team, who source, structure, execute, monitor and realize upon a broad range of private investments on behalf of Apollo, as well as the specific expertise of Apollo in the BDC arena, provides us with a significant competitive advantage in sourcing attractive investment opportunities worldwide.

•
Long-term investment horizon.  We believe that our flexibility to make investments with a long-term view provides us with the opportunity to generate favorable returns on invested capital and expands the types of investments that we may consider. The long-term nature of our capital helps us avoid disposing of assets at unfavorable prices and we believe makes us a better partner for portfolio companies.

•
Transaction sourcing capability.  CIM and AIM will seek to identify attractive investment opportunities both through active origination channels and through their long-term relationships with numerous corporate and fund management teams, members of the financial community and potential corporate partners. We will also have access to the experience of CIM’s officers in sourcing middle-market transactions through such persons’ network of originators and underwriters. In addition, CIM will seek to leverage Apollo’s significant access to transaction flow. We believe that the broad networks of CIM and Apollo and their respective affiliates will produce a significant amount of investment opportunities for us.

•
Disciplined, income-oriented investment philosophy.  CIM will employ a defensive investment approach focused on long-term credit performance and principal protection. This investment approach will involve a multi-stage selection process for each investment opportunity as well as ongoing monitoring by CIM of each investment made, with particular emphasis on early detection of credit deterioration. This strategy is designed to maximize current yield and minimize the risk of capital loss while maintaining potential for long-term capital appreciation.

•
Ability to utilize a wide range of transaction structures.  We believe that each of CIM’s and Apollo’s broad expertise and experience in transaction structuring at all levels of a company’s capital structure will afford us numerous tools to manage risk while preserving the opportunity for returns on investments. We will attempt to capitalize on this expertise in an effort to produce an investment portfolio that will perform in a broad range of economic conditions. In addition, we believe that the ability to offer several forms of financing will make us an attractive provider of capital to prospective portfolio companies. Such flexible transaction structuring allows a prospective portfolio company to forego the substantial cost of conducting multiple negotiations and undergoing multiple due diligence processes to secure the different types of capital it requires.

Investment Types

There are a number of investment types corresponding to a company’s capital structure. Typically, investors determine the appropriate type of investment based upon their risk and return requirements. Below is a diagram illustrating where these investments lie in a typical target company’s capital structure. Senior debt is situated at the top of the capital structure, and typically has the first claim on the assets and cash flows of the company, followed by second lien debt, mezzanine debt, preferred equity and finally common equity. Due to this priority of cash flows and claims on assets, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation.

We intend to focus primarily on investments in debt securities, including senior secured loans, including unitranche loans and, to a lesser extent, second lien and mezzanine loans. Nevertheless, the mix of investments in our portfolio and other aspects regarding the implementation of our strategy may change materially over time.

CIM will seek to tailor our investment focus as market conditions evolve. Depending on market conditions and other factors, we may, as noted above, increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. We will rely on CIM’s and AIM’s experience to structure investments, potentially using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a company. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. We expect that our senior secured loans typically will have variable interest rates ranging between 2.0% and 6.0% over a standard benchmark, such as the prime rate or the London InterBank Offered Rate, or LIBOR. In some cases, a portion of the total interest may accrue or be paid in kind.

Unitranche Loans

Unitranche loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and subordinated, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche loans generally require payments of both principal and interest throughout the life of the loan. Unitranche loans generally have contractual maturities of five to six years and interest is generally paid quarterly. Generally, we expect these securities to carry a blended yield that is between senior secured and subordinated debt interest rates. Unitranche loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

Second Lien Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with mezzanine loans. Generally, we expect these loans to carry a fixed rate of 6% to 10% or a floating current yield of 4.0% to 8.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

Subordinated Debt/Mezzanine Loans

In addition to senior secured and second lien loans, we also may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior secured loans and second lien loans and are often unsecured, but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to senior secured loans and second lien loans, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate of 10% to 15%. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for significant gains, or in connection with securing particularly favorable terms in a debt investment, we may make non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be of high quality. Alternatively, we may hold equity-related securities consisting primarily of warrants or other equity interests generally obtained in connection with our subordinated debt investments. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 20%.

Operating and Regulatory Structure

Our investment activities will be managed by CIM and supervised by our board of directors, a majority of whom are independent. Pursuant to our investment advisory agreement, we have agreed to pay CIM an annual base management fee based on our gross assets as well as incentive fees based on our performance.

Pursuant to an administration agreement, ICON Capital will provide us with general ledger accounting, fund accounting, and investor relations and other administrative services.

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.

Sources of Income

The primary means through which our shareholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time an investment is made and/or monitoring fees paid throughout the term of our investments. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment, while annual monitoring fees generally range from 0.25% to 1.0% of the purchase price of an investment. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees.

Risk Management

We will seek to limit the downside potential of our investment portfolio by:

•	applying our investment strategy guidelines for portfolio investments;

•	requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

•	diversifying our portfolio, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and

•	negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital.

Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights. We may also enter into interest rate hedging transactions at the sole discretion of CIM. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate. Furthermore, our ability to engage in hedging transactions may be adversely affected by recent rules adopted by the U.S. Commodity Futures Trading Commission, or CFTC.

Affirmative Covenants

Affirmative covenants require borrowers to take actions that are meant to ensure the solvency of the company, facilitate the lender’s monitoring of the borrower, and ensure payment of interest and loan principal due to lenders. Examples of affirmative covenants include covenants requiring the borrower to maintain adequate insurance, accounting and tax records, and to produce frequent financial reports for the benefit of the lender.

Negative Covenants

Negative covenants impose restrictions on the borrower and are meant to protect lenders from actions that the borrower may take that could harm the credit quality of the lender’s investment. Examples of negative covenants include restrictions on the payment of distributions and restrictions on the issuance of additional debt without the lender’s approval. In addition, certain covenants restrict a borrower’s activities by requiring it to meet certain earnings interest coverage ratio and leverage ratio requirements. These covenants are also referred to as financial or maintenance covenants.

Investment Process

The investment professionals employed by CIM and AIM have spent their careers developing the resources necessary to make investments in private companies. Our transaction process is highlighted below.

Our Transaction Process

Sourcing

CIM will utilize its access to transaction flow and will seek to leverage AIM’s significant access to transaction flow, as well, to source transactions. With respect to CIM’s origination channel, CIM will seek to leverage ICON’s significant industry relationships and investment personnel that actively source new investments. With respect to AIM’s origination channel, CIM will seek to leverage the global presence of Apollo to generate access to originated transactions with attractive investment characteristics. We believe that CIM’s and AIM’s broad networks will produce a significant pipeline of investment opportunities for us.

Evaluation

Initial Review.  In its initial review of an investment opportunity to present to us, CIM’s or AIM’s transaction team, as applicable, examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines, within the context of proper portfolio diversification, and offers an acceptable probability of attractive returns with identifiable downside risk.

Credit Analysis/Due Diligence.  Before undertaking an investment, the transaction team will conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

•	a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;

•	a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;

•	on-site visits, if deemed necessary, as well as telephone calls and meetings with management and other key personnel;

•	background checks to further evaluate management and other key personnel;

•	a review by legal and accounting professionals, environmental or other industry consultants, if necessary;

•	financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and

•	a review of management’s experience and track record.

When possible, our advisory team will seek to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.

Execution

Recommendation.  We and CIM have engaged AIM to identify and recommend investment opportunities for CIM’s approval. We believe that AIM seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which includes (1) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (2) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (3) ultimate approval of investment recommendations by AIM’s investment committee.

Approval.  After completing its internal transaction process, subject to the terms of the investment sub-advisory agreement, the applicable CIM or AIM transaction team is required to make formal recommendations for review and approval by CIM. In connection with its recommendation, it will transmit any relevant underwriting material and other information pertinent to the decision-making process. In addition, AIM has agreed to make its staff available to answer inquiries by CIM in connection with its recommendations. The consummation of a transaction will require unanimous approval of the members of CIM’s investment committee.

Monitoring

Portfolio Monitoring.  CIM will closely monitor our portfolio companies on an ongoing basis, as well as monitor the financial trends of each portfolio company to determine if each is meeting its respective business plans and to assess the appropriate course of action for each company. In addition, depending on the size, nature and performance of the transaction, senior investment professionals of CIM may take board seats or obtain board observation rights for our portfolio companies.

CIM has several methods of evaluating and monitoring the performance and fair value of our investments, which can include, but are not limited to, the assessment of success in adhering to a portfolio company’s business plan and compliance with covenants; periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments; comparisons to other portfolio companies in the industry; attendance at and participation in board meetings; and review of monthly and quarterly financial statements and financial projections for portfolio companies.

CIM will use an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. These ratings are just one of several factors that CIM will use to monitor our portfolio, are not in and of themselves determinative of fair value or revenue recognition and will be presented for indicative purposes. CIM will grade the credit risk of all investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors.

The following is a description of the conditions associated with each investment rating used in this ratings system:

Investment Grade	Description

1
Indicates the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.

2
Indicates a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing in accordance with our analysis of its business and the full return of principal and interest or dividend is expected.

3
Indicates that the risk to our ability to recoup the cost of such investment has increased since origination or acquisition, but full return of principal and interest or dividend is expected. A portfolio company with an investment grade of 3 requires closer monitoring.

4
Indicates that the risk to our ability to recoup the cost of such investment has increased significantly since origination or acquisition, including as a result of factors such as declining performance and noncompliance with debt covenants, and we expect some loss of interest, dividend or capital appreciation, but still expect an overall positive internal rate of return on the investment.

5

Indicates that the risk to our ability to recoup the cost of such investment has increased materially since origination or acquisition and the portfolio company likely has materially declining performance. Loss of interest or dividend and some loss of principal investment is expected, which would result in an overall negative internal rate of return on the investment.

For investments graded 3, 4 or 5, CIM enhances its level of scrutiny over the monitoring of such portfolio company.

CIM will monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, CIM will review these investment ratings on a quarterly basis.

The following table shows our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2012, excluding short term investments of $1,817,762:

Investment Rating	Investments at Fair Value	Percentage of Portfolio
1	$—	—%
2	1,980,044	100%
3	—	—%
4	—	—%
5	—	—%
	$1,980,044	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process.  Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available will be recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors will determine the fair value of investments in good faith utilizing the input of our audit committee, CIM, and any other professionals or materials that our board of directors deems worthy and relevant, including independent third-party valuation firms, if applicable.

Managerial Assistance.  As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, CIM will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than CIM, will retain any fees paid for such assistance.

Exit

Exit Transactions.  We will seek to invest in companies that can generate consistent cash flow to repay their loans while maintaining growth in their businesses. We expect this internally generated cash flow to be a key means through which we will receive timely payment of interest and loan principal. Additionally, we will attempt to invest in portfolio companies whose business models and growth prospects offer attractive exit possibilities via third-party transactions, including sales to strategic or other buyers and initial public offerings of common stock. Such third-party transactions may be particularly important in realizing capital gains through the equity portions of our investments. We may also seek to exit investments in secondary market transactions when price targets are achieved or circumstances otherwise warrant.

Financing Arrangements

Total Return Swap

On December 17, 2012, Flatiron Funding, LLC, or Flatiron, our newly-formed, wholly-owned, special purpose financing subsidiary, entered into a TRS with Citibank, N.A., or Citibank. The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to herein as the TRS Agreement.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS and interest payments in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS typically offers lower financing costs than are offered through more traditional borrowing arrangements.

The TRS with Citibank enables us, through our ownership of Flatiron, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Flatiron borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Flatiron under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Flatiron, which generally will equal the value of cash collateral provided by Flatiron under the TRS. Pursuant to the terms of the TRS, Flatiron may select loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of the lesser of (a) $150,000,000 and (b) 140% of the aggregate amount of cash contributed to our equity capital during the first nine months of the TRS and not withdrawn during that period, or the maximum portfolio amount. Flatiron is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Flatiron agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Flatiron are available to pay our debts.

Each individual loan must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Flatiron receives from Citibank all interest and fees payable in respect of the loans included in the TRS. Flatiron pays to Citibank interest at a rate equal to, in respect of each loan included in the TRS, the floating rate index specified for such loan + 1.25% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Flatiron will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

Under the terms of the TRS, Flatiron may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The limit on the additional collateral that Flatiron may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Flatiron. The amount of collateral required to be posted by Flatiron is determined primarily on the basis of the aggregate value of the underlying loans.

We have no contractual obligation to post any such additional collateral or to make any interest payments to Citibank on behalf of Flatiron. We may, but are not obligated to, increase our investment in Flatiron for the purpose of funding any additional collateral or payment obligations for which Flatiron may become obligated during the term of the TRS. If we do not make any such additional investment in Flatiron and Flatiron fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Flatiron under the TRS. In the event of an early termination of the TRS, Flatiron would be required to pay an early termination fee.

Citibank may terminate the TRS on or after December 17, 2013, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 60% of the maximum portfolio amount, multiplied by 1.25% per annum. We estimate the early termination fee would have been approximately $48,000 as of December 31, 2012. Other than during the first nine months and last 180 days of the term of the TRS, Flatiron may be required to pay a minimum usage fee in connection with the TRS. At December 31, 2012, Flatiron was not subject to a minimum usage fee.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. For purposes of the asset coverage ratio test applicable to us as a BDC, we treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Flatiron under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

For purposes of computing the capital gains incentive fee, we, in a manner consistent with U.S. generally accepted accounting principles, or GAAP, treat as realized gains or losses on the total return swap both a) the interest spread, which represents the difference between i) the interest and fees received on the underlying TRS loans and ii) the interest paid to Citibank on the settled notional value of the TRS loans, and b) the net realized gains or losses on the sale or maturity of the underlying TRS loans. Accordingly, the net realized economic benefits, if any, associated with the TRS are included in the computation of the incentive fee on capital gains. Any unrealized appreciation or depreciation on total return swap will be included in the computation of the base management fee.

Further, for purposes of Section 55(a) under the 1940 Act, we treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Determination of Net Asset Value

The value of our assets will be determined quarterly and at such other times that an event occurs that materially affects the valuation. The valuation is made pursuant to Section 2(a)(41) of the 1940 Act, which requires that we value our assets as follows: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value, as determined in good faith by our board of directors. As a BDC, Section 2(a)(41) of the 1940 Act requires the board of directors to determine in good faith the fair value of portfolio securities for which a market price is not readily available, and it will do so in conjunction with the application of our valuation procedures by CIM.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each asset while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations in our financial statements.

Regulation

We have elected to be regulated as a BDC under the 1940 Act. A BDC is a special category of investment company under the 1940 Act that was added by Congress to facilitate the flow of capital to private companies and small public companies that do not have efficient or cost-effective access to public capital markets or other conventional forms of corporate financing. BDCs make investments in private or thinly-traded public companies in the form of long-term debt and/or equity capital, with the goal of generating current income or capital growth.

BDCs are closed-end funds that elect to be regulated as BDCs under the 1940 Act. As such, BDCs are subject to only certain provisions of the 1940 Act, as well as the Securities Act and the Exchange Act. BDCs are provided greater flexibility under the 1940 Act than are other investment companies in dealing with their portfolio companies, issuing securities, and compensating their managers. BDCs can be internally or externally managed and may qualify to elect to be taxed as RICs for federal tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a BDC’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as a BDC unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

We will generally not be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing shareholders, in payment of distributions and in certain other limited circumstances.

As a BDC, we will be subject to certain regulatory restrictions in negotiating certain investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with CIM or AIM in transactions originated by CIM, AIM or their respective affiliates unless we obtain an exemptive order from the SEC. We have not applied for an exemptive order from the SEC and, if we apply, there can be no assurance that we will be able to obtain such exemptive relief. Under the investment sub-advisory agreement, AIM will only assist CIM in identifying investment opportunities and will make investment recommendations for approval by CIM. AIM will not be responsible or liable for any such investment decision.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject our shareholders to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of our investment policies are fundamental and any may be changed without shareholder approval.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

1.
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

a.	is organized under the laws of, and has its principal place of business in, the U.S.;

b.
is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2.	Securities of any eligible portfolio company that we control.

3.
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Depending on the nature of the assistance required, CIM will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than CIM, will retain any fees paid for such assistance.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we may not meet the RIC diversification tests, as further defined in the “Taxation as a Regulated Investment Company” section below, in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. CIM will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. See “Item 1A. Risk Factors - Risks Related to Business Development Companies - Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Shareholders may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Shareholders may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and CIM have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our Chief Compliance Officer, or CCO, is responsible for administering our policies and procedures and CIM’s chief compliance officer is responsible for administering its policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to CIM. The proxy voting policies and procedures of CIM are set forth below. The guidelines are reviewed periodically by CIM and our non-interested directors, and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, CIM has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of CIM are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

CIM will vote proxies relating to our securities in a manner that it believes, in its discretion, to be in the best interest of our shareholders. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although CIM will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of CIM are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to the chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (b) officers and employees involved in the decision making process or vote administration are prohibited from revealing how CIM intends to vote on a proposal in order to reduce any attempted influence from interested parties. The CCO of CIM will work with the appropriate senior officers to resolve any conflict that may arise.

Proxy Voting Records

Shareholders may obtain information, without charge, regarding how CIM voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer c/o CĪON Investment Corporation, 3 Park Avenue, 36th Floor, New York NY 10016.

Election to be Taxed as a Regulated Investment Company

We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our shareholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain and maintain RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. We refer to this as the Annual Distribution Requirement.

Taxation as a Regulated Investment Company

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities, or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships,” or the Diversification Tests.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with contractual “payment-in-kind,” or PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. Our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•
pursuant to Rule 13a-14 of the Exchange Act, our co-chief executive officers and our chief financial officer will be required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports will be required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•
pursuant to Rule 13a-15 of the Exchange Act, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting and this report will be audited by our independent public accounting firm.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Employees

We do not currently have any employees and we do not currently intend to hire any in the future. The compensation of our chief financial officer, Keith S. Franz, and our chief compliance officer, Michael R. Manley, will be paid by CIM. We will reimburse CIM for the compensation paid to our chief financial officer and his staff and our chief compliance officer and his staff.  In the future, CIM may retain additional investment personnel based upon its needs.

Available Information

Within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all shareholders of record. In addition, we will distribute our annual report on Form 10-K to all shareholders within 120 days after the end of each fiscal year. These reports will be available on our website at www.cioninvestmentcorp.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and shareholders should not consider information contained on our website to be part of this Annual Report on Form 10-K.

We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. Shareholders may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.

Item 1A.	Risk Factors

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, investors should consider carefully the following information before making an investment in our common stock. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and investors may lose all or part of their investment.

Risks Relating to Our Business and Structure

We are a relatively new company and have a limited operating history.

We were formed on August 9, 2011 and met our minimum offering requirement of $2,500,000 in common stock in December 2012. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially.

As a new company with relatively few investments, our continuous public offering may be deemed to be a “blind pool” offering. An investor may not have the opportunity to evaluate historical data or assess investments prior to purchasing our shares.

Other than those investments currently reflected in our portfolio, CIM generally has not identified, made or contracted to make specific investments on our behalf with the proceeds from our continuous public offering. As a result, investors will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we make using the proceeds from our continuous public offering prior to making a decision to purchase our shares. Investors must rely on CIM to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing shares of our common stock. Because investors are not able to evaluate all of our investments in advance of purchasing our shares, our public offering may entail more risk than other types of offerings. This additional risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our board of directors may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay investors distributions and cause investors to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in our prospectus.

Price declines in the medium- and large-sized corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis that began in 2007, securitized investment vehicles, hedge funds and other highly leveraged non-bank financial institutions comprised the majority of the market for purchasing and holding senior and subordinated debt. As the trading price of the loans underlying these portfolios began to deteriorate beginning in the first quarter of 2007, we believe that many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure.

Conditions in the medium- and large-sized U.S. corporate debt market may experience similar disruption or deterioration in the future, which may cause pricing levels to similarly decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Economic activity in the U.S. was adversely impacted by the global financial crisis that began in 2007 and has yet to fully recover.

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in, the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

Economic activity continues to be somewhat subdued as unemployment rates remain high. As a result, corporate interest rate risk premiums, otherwise known as credit spreads, declined significantly throughout most of 2009 and 2010. However, credit spreads remain slightly above historical averages, particularly in the loan market. The improving economic and market conditions that have driven these declines in credit spreads may reverse themselves if uncertainty returns to the markets. Such a reversal could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

The downgrade in the U.S. credit rating could materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ from its top rank of AAA. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of further credit-rating agency downgrades and an economic slowdown. The downgrade of the U.S. credit rating could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world. Additionally, any potential austerity measures necessary to reduce the deficit could accelerate an already slowing economy in the near term.

The U.S. credit rating downgrade could negatively impact the trading market for U.S. government securities and would likely impact the credit risk associated with our investments in U.S. Treasury securities. This could reduce the value of the U.S. Treasury securities that we may hold in our portfolio. In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S. credit rating on the U.S.’ debt could result in rapidly rising interest rates, a falling dollar, shakier financial markets and slowing or negative economic growth in the near term. These events could adversely affect our business in many ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly lower valuations than the preceding financing rounds. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on the ability of CIM and AIM to manage and support our investment process. If either CIM or AIM were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.

Since we have no employees, we will depend on the investment expertise, skill and network of business contacts of the broader networks of CIM and Apollo and their affiliates. CIM, with the assistance of AIM, will evaluate, negotiate, structure, execute, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of CIM and its senior management team. The departure of any members of CIM’s senior management team could have a material adverse effect on our ability to achieve our investment objective. Likewise, the departure of any key employees of AIM may impact its ability to render services to us under the terms of its sub-advisory agreement with CIM and us.

Our ability to achieve our investment objective depends on CIM’s ability, with the assistance of AIM, to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. CIM’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, CIM may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. CIM may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

Both the investment advisory agreement between CIM and us and the investment sub-advisory agreement that we and CIM have entered into with AIM have been approved pursuant to Section 15 of the 1940 Act. In addition, both the investment advisory agreement and the investment sub-advisory agreement have termination provisions that allow the parties to terminate the agreements. The investment advisory agreement may be terminated at any time, without penalty, by us or by CIM, upon 60 days notice. The investment sub-advisory agreement may be terminated at any time, upon 60 days’ written notice by AIM or, if a majority of the independent directors of our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with AIM should be terminated, by us. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace CIM and/or AIM.

The investment sub-advisory agreement provides that if AIM terminates the agreement other than for good reason or the agreement is not renewed or is terminated for cause (as defined in the investment sub-advisory agreement), then (x) AIM will be entitled to receive all amounts and any accrued, but unreimbursed, expenses payable to it and not yet paid pursuant to the investment sub-advisory agreement and (y) CIM may elect to subject AIM to an exclusivity restriction contained in the investment sub-advisory agreement, which survives until three years from the date that we met our minimum offering requirement. The term “good reason,” as used in the investment sub-advisory agreement, is defined to include any of the following: (A) those instances in which CIM would be prohibited from acting as an investment adviser to us under Section 9(a) of the 1940 Act on account of action by itself or a person subject to its supervision in the absence of receiving an exemptive order under Section 9(c) of the 1940 Act; (B) those instances in which CIM becomes subject to a prohibition under Section 9(a) or (b) of the 1940 Act; or (C) CIM or we breach the investment sub-advisory agreement in any material respect and fail to cure such breach within 30 days after notice by AIM.

The investment sub-advisory agreement also provides that if the agreement is terminated by AIM for good reason or the agreement is not renewed or is terminated otherwise without cause by us or our shareholders, as applicable, AIM will be entitled to the payment of all amounts and any accrued but unreimbursed expenses payable to it and not yet paid, as well as an amount equal to 37.5% of the gross amount of management fees and incentive fees paid by us over the three year period commencing in the calendar quarter following the calendar quarter in which such termination occurs. Pursuant to the terms of the investment sub-advisory agreement, CIM is obligated to make all such payments to AIM and we are not obligated to pay in the event that CIM is unable or unwilling to pay. In addition, the restriction on the ability of CIM and its affiliates from directly or indirectly acting as an investment adviser or sub-adviser and/or as a sponsor (or engaging any other person for the purpose of acting as an investment adviser or sub-adviser) to any other business development company that engages primarily in the business of providing senior, unitranche and/or mezzanine financing to private, U.S. businesses, and (other than us) whose securities are listed on a public securities exchange will survive indefinitely.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of CIM and AIM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that CIM and AIM will depend on their broader organizations’ relationships with private equity sponsors, investment banks and commercial banks, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If CIM or Apollo or their organizations, as applicable, fails to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom CIM and Apollo or their respective broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and collateralized loan obligation funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in small to mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle-market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle-market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC.

As required by the 1940 Act, a significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. There is not a public market for the securities of the privately-held companies in which we intend to invest. Many of our investments will not be publicly traded or actively traded on a secondary market. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors as required by the 1940 Act.

Certain factors that may be considered in determining the fair value of our investments include investment dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our common stock may not receive distributions or that our distributions may not grow over time.

We may not achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to shareholders for tax purposes that will lower their tax basis in their common stock and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to shareholders from any sources of funds available, including net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies, as well as offering proceeds and borrowings. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this section. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of shareholders’ investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder's basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder's basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. A shareholder’s basis in the investment will be reduced by the nontaxable amount, which will result in additional gain (or a lower loss) when the shares are sold. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level or at all.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth herein and may result in our investment focus shifting from the areas of expertise of CIM and AIM to other types of investments in which CIM and AIM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a shareholder’s investment.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Beginning with our fiscal year ending December 31, 2013, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a newly-formed company, developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing, and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact of financial reform legislation on us is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of the next several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our shareholders.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

If we internalize our management functions, a shareholder’s interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire CIM’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of a shareholder’s interest  and could reduce the earnings per share attributable to a shareholder’s investment. In addition, such acquisition may require us to obtain exemptive relief from the SEC and there can be no assurance that such relief would be granted.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to CIM under the investment advisory agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute a shareholder’s investment. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of internalizing our management functions are higher than the expenses we avoid paying to CIM, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our shareholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our management functions, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. In recent years, management internalization transactions have been the subject of shareholder litigation. Shareholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce our net investment income.

If we internalize our management functions, we could have difficulty integrating these functions as a standalone entity. Currently, individuals employed by CIM and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from effectively managing our investments.

Risks Related to CIM and its Affiliates; Risks Related to AIM and its Affiliates

CIM has limited prior experience managing a BDC or a RIC.

CIM has limited experience managing a BDC or a RIC and may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles previously managed by CIM’s management team. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires, among other things, satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. CIM’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

CIM and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

CIM and its affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and CIM to earn increased asset management fees. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to CIM and may increase the amount of subordinated income incentive fees payable to CIM.

We may be obligated to pay CIM incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our investment advisory agreement entitles CIM to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay CIM incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued, but not yet received, including original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. To the extent we do not distribute accrued PIK interest, the deferral of PIK interest has the simultaneous effects of increasing the assets under management and increasing the base management fee at a compounding rate, while generating investment income and increasing the incentive fee at a compounding rate. In addition, the deferral of PIK interest would also reduce the loan-to-value ratio at a compounding rate if the issuer’s assets do not increase in value.

For example, if a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. CIM is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

There may be conflicts of interest related to obligations that CIM’s and Apollo’s respective senior management and investment teams have to other clients.

The members of the senior management and investment teams of both CIM and Apollo serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we rely on CIM to manage our day-to-day activities and to implement our investment strategy. CIM and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, CIM, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. CIM and its officers and employees will devote only as much of its or their time to our business as CIM and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on AIM to assist with identifying investment opportunities and making investment recommendations to CIM. AIM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. Apollo and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships, except in certain limited circumstances as set forth in the investment sub-advisory agreement, or engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of AIM. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of AIM, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of Apollo and its affiliates in a manner that Apollo deems necessary and appropriate.

AIM currently acts as investment adviser to AINV, which is also a BDC and is authorized to invest in the same kinds of securities we propose to invest in, although AINV primarily focuses on providing senior and subordinated debt to companies that are expected to have greater EBITDA than we expect will be our primary focus. Also, in connection with such business activities, AIM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objective. These activities could be viewed as creating a conflict of interest in that the time, effort and ability of the members of AIM, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other accounts managed by AIM and its affiliates as AIM deems necessary and appropriate.

As described above, AIM currently acts as investment adviser to AINV, which is also a BDC. It is possible that conflicts of interest will arise from time to time in connection with our prospective and existing investments and AINV or other funds or accounts managed or advised by Apollo, including, without limitation, in circumstances giving rise to the restructuring of an issuer in which we and AINV are investors, as well as follow-on investments or dispositions with respect to such issuer. In such circumstance, it is likely that we and CIM, on the one hand, will be walled off from Apollo and AINV, on the other hand, and accordingly the parties will not collectively discuss or participate in, for example, the restructuring with respect to such issuer. Further, there may also arise instances in which we and AINV are invested in the same issuer and we and/or AINV seeks to dispose of such investment in a transaction that may otherwise require exemptive relief, in which case the parties may need to obtain an exemptive order, the receipt of which cannot be assured.

In addition, there are no information barriers amongst AIM and certain of its affiliates. If AIM or its affiliates were to receive material non-public information about a particular company, or have an interest in investing in a particular company, we may be prevented from investing in such company.

Furthermore, it is possible that AINV or other funds managed or advised by Apollo may own or make investments in the same or similar securities at different times and on different terms than we do. From time to time, we and AINV or other funds managed or advised by Apollo may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Conflicts may also arise because portfolio decisions regarding us may benefit AINV or other funds managed or advised by Apollo. Apollo and its managed funds may pursue or enforce rights with respect to an issuer in which we have invested, and those activities may have an adverse effect on us. As a result, prices, availability, liquidity, and terms of our investments may be negatively impacted by the activities of Apollo or its managed funds, and transactions for us may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.

The time and resources that individuals employed by CIM and Apollo devote to us may be diverted and we may face additional competition due to the fact that individuals employed by CIM and Apollo are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

Neither CIM nor AIM, nor individuals employed by CIM or AIM are generally prohibited from raising money for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We will be unable to participate in certain transactions originated by CIM or its affiliates unless we seek and receive exemptive relief from the SEC. Affiliates of Apollo, whose primary business includes the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of AIM have no obligation to make their originated investment opportunities available to AIM or to us.

Our base management and incentive fees may induce CIM to make, and AIM to recommend, speculative investments or to incur leverage.

The incentive fee payable by us to CIM may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to CIM is determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage CIM to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since AIM will receive a portion of the incentive fees paid to CIM, AIM may have an incentive to recommend investments that are riskier or more speculative.

Shares of our common stock may be purchased by CIM, Apollo or their affiliates.

CIM, Apollo and their respective affiliates may purchase shares of our common stock for any reason deemed appropriate; provided, however, that it is intended that once our offering of common stock is completed, neither CIM nor Apollo nor their respective affiliates will hold 5% or more of our outstanding shares of common stock. CIM, Apollo and their respective affiliates will not acquire any shares of our common stock with the intention to resell or re-distribute such shares. The purchase of common stock by CIM, Apollo and their respective affiliates could create certain risks, including, but not limited to, the following:

•	CIM, Apollo and their respective affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our common stock; and

•	substantial purchases of shares by CIM, Apollo and their respective affiliates may limit CIM’s or AIM’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.

CIM relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Our future success depends, to a significant extent, on the continued services of the officers and employees of CIM or its affiliates. The loss of services of one or more members of CIM’s management team, including members of our investment committee, could adversely affect our financial condition, business and results of operations.

The compensation we pay to CIM was determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The compensation we pay to CIM was not entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than they might have been had these been entered into through arm’s-length transactions with an unaffiliated third party.

CIM’s influence on conducting our operations gives it the ability to increase its fees, which may reduce the amount of cash flow available for distribution to our shareholders.

CIM is paid a base management fee calculated as a percentage of our gross assets and unrelated to net income or any other performance base or measure. CIM may advise us to consummate transactions or conduct our operations in a manner that, in CIM’s reasonable discretion, are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to CIM. CIM’s ability to influence the base management fee paid to it by us could reduce the amount of cash flow available for distribution to our shareholders.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business-Regulation.” Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater shareholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock if our board of directors, including our independent directors, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by CIM or Apollo, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of common stock will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

Risks Related to our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We intend to invest in the following types of loans of private and thinly traded U.S. middle market companies.

Senior Secured Loans and Second Lien Loans.  When we invest in senior secured term loans and second lien loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Unitranche Loans.  We also expect to invest in unitranche loans, which are loans that combine both senior and subordinated financing, generally in a first-lien position. Unitranche loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and subordinated, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche debt generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest is typically paid quarterly. Generally, we expect these securities to carry a blended yield that is between senior secured and subordinated debt interest rates. Unitranche loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche loans combine characteristics of senior and subordinated financing, unitranche loans have risks similar to the risks associated with senior secured and second lien loans and subordinated debt in varying degrees according to the combination of loan characteristics of the unitranche loan.

Subordinated Debt.  Our subordinated, or mezzanine, debt investments will generally rank junior in priority of payment to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income, including PIK interest and original issue discount. Loans structured with these features may represent a higher level of credit risk than loans that require interest to be paid in cash at regular intervals during the term of the loan. Since we generally will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will have greater risk than amortizing loans.

Equity Investments.  We expect to make selected equity investments. In addition, when we invest in senior secured and second lien secured loans or subordinated debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We intend to invest primarily in senior secured loans, including unitranche loans and, to a lesser extent, second lien loans and long-term subordinated loans, referred to as mezzanine loans, of private and thinly traded U.S. middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any payment or distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any payments or distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

We generally will not control our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the company’s common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our ability to achieve our investment objective and our target rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

We have entered into a TRS agreement that exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS is typically used to obtain exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. A TRS may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities subject to the TRS. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See “Risks Relating to Debt Financing” below and “Item 1. Business – Financing Arrangements – Total Return Swap.”

Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

A covenant breach or other defaults by our portfolio companies may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Investing in middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle-market companies involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle-market companies:

•
may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;

•
have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of CIM may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

We intend to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of CIM and/or AIM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We intend to invest in certain companies whose securities are not publicly traded or actively traded on the secondary market, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies.

We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Risks Relating to Debt Financing

If we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to CIM.

We may use leverage to finance our investments. The amount of leverage that we employ will depend on CIM’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we will employ will be subject to oversight by our board of directors, a majority of whom will be independent directors with no material interests in such transactions.

At December 31, 2012, our borrowings for the BDC coverage ratio were $2,226,457, which included the non-collateralized TRS notional amount and the financing arrangement in connection with the directors and officers insurance.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise. Furthermore, our ability to engage in hedging transactions may be adversely affected by recent rules adopted by the CFTC.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee preferred return and may result in a substantial increase in the amount of incentive fees payable to CIM with respect to pre-incentive fee net investment income.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet the following annual distribution, income source and asset diversification requirements.

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of common stock or securities or similar sources.
•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Any deferred PIK interest income that we accrue and distribute to our shareholders may create issues regarding our distributions.

Deferred PIK interest instruments may have less reliable valuations because these instruments have continuing accruals that require continuing judgment about the collectability of the deferred payments and the value of any associated collateral. In addition, deferred PIK interest instruments create the risk of non-refundable cash payments to our investment adviser based on non-cash accruals that ultimately may not be realized. For accounting purposes, any cash distributions to shareholders representing deferred PIK interest income are not treated as coming from paid-in capital, even though the cash to pay these distributions may come from offering proceeds. Thus, although a distribution of deferred PIK interest may come from the cash invested by shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, shareholders will be taxed as though they received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any period, a non-corporate shareholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. For non-corporate shareholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a shareholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years.

Risks Relating to an Investment in our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their common stock if our board of directors does not decrease the offering price in the event of a decline in our NAV per share.

The purchase price at which shareholders purchase common stock will be determined at each semi-monthly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our common stock. In the event of a decrease to our net asset value per share, shareholders could pay a premium of more than 2.5% for their common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 2.5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 2.5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 2.5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase common stock at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 2.5%.

This is a “best efforts” offering, and if we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, and the value of a shareholder’s investment in us may be reduced in the event our assets under-perform.

This offering is being made on a “best efforts” basis, whereby the dealer manager and selected broker-dealers participating in the offering are only required to use their best efforts to sell our common stock and have no firm commitment or obligation to purchase any of our common stock. Even though we have established a minimum size of our offering necessary for us to release funds from the escrow account and utilize subscription funds, such amount will not, by itself, be sufficient for us to purchase a diversified portfolio of investments. To the extent that less than the maximum number of shares of common stock is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

The common stock sold in this offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, shareholders will have limited liquidity and may not receive a full return of invested capital upon selling shares of common stock. We are not obligated to complete a liquidity event by a specified date; therefore it will be difficult for shareholders to sell their shares of common stock.

The common stock offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the foreseeable future. Prior to the completion of a liquidity event, our share repurchase program may provide a limited opportunity for investors to achieve liquidity, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price paid for the common stock being repurchased. However, there can be no assurance that we will complete a liquidity event within such time or at all. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Program” for a detailed description of our share repurchase program.

In making the decision to apply for listing of our common stock, our board of directors will try to determine whether listing our common stock or liquidating our assets will result in greater value for our shareholders. In making a determination of what type of liquidity event is in the best interest of our shareholders, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, the investment advisory experience of CIM and market conditions for the sale of our assets or listing of our common stock and the potential for shareholder liquidity. If we determine to pursue a listing of our common stock on a national securities exchange in the future, at that time we may consider either an internal or an external management structure. There can be no assurance that we will complete a liquidity event. If our common stock is listed, we cannot assure shareholders that a public trading market will develop. Further, even if we do complete a liquidity event, shareholders may not receive a return of all of their invested capital.

The dealer manager in our continuous offering may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objective.

The dealer manager for our continuous offering is ICON Securities, LLC. The dealer manager has no experience selling shares on behalf of a BDC. There is no assurance that it will be able to sell a sufficient number of shares of common stock to allow us to have adequate funds to purchase a diversified portfolio of investments and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objective, and shareholders could lose some or all of the value of their investment.

Because the dealer manager is one of our affiliates, shareholders will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty faced as a shareholder.

The dealer manager, ICON Securities, LLC, is one of our affiliates. As a result, its due diligence review and investigation of us and our prospectus cannot be considered to be an independent review. Therefore, shareholders do not have the benefit of an independent review and investigation of this offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering. A shareholder may be able to rely on his or her own broker-dealer to make an independent review and investigation of the terms of the offering. If a shareholder is unable to so rely on his or her broker-dealer, however, he or she will not have the benefit of any independent review and evaluation of the terms of the offering by the dealer manager. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, shareholders will not have an independent review of our performance and the value of our common stock relative to other publicly-traded companies.

Our ability to successfully conduct our continuous offering is dependent, in part, on the ability of the dealer manager to successfully establish, operate and maintain a network of selected broker-dealers.

The success of our continuous offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of the dealer manager to establish, operate and maintain a network of licensed securities broker-dealers and other agents to sell our common stock. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, shareholders could lose all or a part of their investment.

Beginning in the first quarter of 2014, we intend to offer to repurchase shares of our common stock on a quarterly basis. As a result, shareholders will have limited opportunities to sell their shares of our common stock and, to the extent they are able to sell their shares of our common stock under the program, they may not be able to recover the amount of their investment in our common stock.

Beginning in the first quarter of 2014, we intend to commence tender offers to allow shareholders to tender shares of common stock on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase. The share repurchase program will include numerous restrictions that limit shareholders’ ability to sell shares of common stock. We intend to limit the number of shares of common stock repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock pursuant to our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock; (2) we will not repurchase shares of common stock in any calendar year in excess of 15% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 3.75% in each quarter; (3) unless a shareholder tenders all of his or her shares of common stock, he or she must tender at least 25% of the amount of common stock purchased in the offering and must maintain a minimum balance of $5,000 subsequent to submitting a portion of his or her shares of common stock for repurchase by us; and (4) to the extent that the number of shares of common stock put to us for repurchase exceeds the number of shares of common stock that we are able to purchase, we will repurchase shares of common stock on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares of common stock if the repurchase would violate the restrictions on distributions under federal law or Maryland law.

Although we have adopted a share repurchase program, we have discretion to not repurchase shares of common stock, to suspend the program, and to cease repurchases.

Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. Shareholders may not be able to sell shares at all in the event our board of directors amends, suspends or terminates the share repurchase program, absent a liquidity event. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. The share repurchase program has many limitations and should not be relied upon as a method to sell shares of common stock promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, the repurchase price will be lower than the price that investors paid for common stock in our offering, unless we experience substantial capital appreciation and capital gains. As a result, to the extent investors have the ability to sell their common stock to us as part of our share repurchase program, the price at which an investor may sell common stock, which will be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of common stock in our offering.

In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell common stock to us as part of our periodic share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our common stock will be on the repurchase date.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure shareholders that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with CIM or Apollo in transactions originated by CIM or Apollo or their respective affiliates unless we first obtain an exemptive order from the SEC or co-invest alongside CIM or Apollo or their respective affiliates in accordance with existing regulatory guidance. However, we will be permitted to and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. When we consider it necessary, we intend to seek exemptive relief from the SEC to engage in co-investment transactions with CIM or Apollo and/or their respective affiliates. However, there can be no assurance that we will obtain such exemptive relief. Even if we receive exemptive relief, neither CIM nor Apollo or their respective affiliates are obligated to offer us the right to participate in any transactions.

Before making investments, we will invest the net proceeds of this offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns that we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

A shareholder’s interest in us will be diluted if we issue additional shares of common stock, which could reduce the overall value of an investment in us.

Potential investors will not have preemptive rights to any common stock we issue in the future. Our articles of incorporation authorize us to issue 500,000,000 shares of common stock. Pursuant to our articles of incorporation, a majority of our entire board of directors may amend our articles of incorporation to increase the number of authorized shares of common stock without shareholder approval. After an investor purchases shares of common stock, we intend to continuously sell additional shares of common stock in this offering and any other follow-on offering or issue equity interests in private offerings. To the extent that we issue additional shares of common stock at or below net asset value (including if our net asset value drops more than 2.5% below our offering price) after an investor purchases shares of our common stock, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, investors may also experience dilution in the book value and fair value of their shares of common stock.

Certain provisions of our articles of incorporation and bylaws could deter takeover attempts and have an adverse impact on the value of our common stock.

Our bylaws exempt us from the Maryland Control Share Acquisition Act, which significantly restricts the voting rights of control shares of a Maryland corporation acquired in a control share acquisition. If our board of directors were to amend our bylaws to repeal this exemption from the Maryland Control Share Acquisition Act, that statute may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. There can be no assurance, however, that we will not so amend our bylaws in such a manner at some time in the future. We will not, however, amend our bylaws to make us subject to the Maryland Control Share Acquisition Act without our board of directors determining that doing so would not conflict with the 1940 Act and obtaining confirmation from the SEC that it does not object to the determination.

Our articles of incorporation and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our board of directors may, without shareholder action, authorize the issuance of shares in one or more classes or series, including preferred shares; and our board of directors may, without shareholder action, amend our articles of incorporation to increase the number of our shares, of any class or series, that we have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

Investing in our common stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of either of our adviser, our sub-adviser or certain of their respective key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 3 Park Avenue, 36th Floor, New York, NY 10016. We believe that our current office facilities are adequate for our business as it is presently conducted.

Item 3.  Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. No stock has been authorized for issuance under any equity compensation plans. Under Maryland law, our shareholders generally will not be personally liable for our debts or obligations.

Our shares are not listed on an exchange or quoted through a quotation system. We are currently selling our shares on a continuous basis at an offering price of $10.19 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In connection with each semi-monthly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value per share within 48 hours of the time that we price our shares.

A decline in our net asset value per share to an amount more than 2.5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 2.5% below our current net offering price and (ii) our board of directors believes that such decrease in the net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 2.5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase common stock at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 2.5%.

Set forth below is a chart describing the classes of our securities outstanding as of March 18, 2013:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	500,000,000	—	1,712,123

As of March 18, 2013, we have 263 record holders of our common stock.

Share Repurchase Program

We do not currently intend to list our common stock on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, shareholders should not expect to be able to sell their common stock when desired or at a desired price. No shareholder will have the right to require us to repurchase his or her common stock or any portion thereof. Because no public market will exist for our common stock, and none is expected to develop, shareholders will not be able to liquidate their investment prior to our liquidation or other liquidity event, other than through our share repurchase program, or, in limited circumstances, as a result of transfers of common stock to other eligible investors.

Beginning in the first quarter of 2014, and on a quarterly basis thereafter, we intend to offer to repurchase common stock on such terms as may be determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not be in the best interests of our shareholders or would violate applicable law. We will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. In months in which we repurchase common stock, we will conduct repurchases on the same date that we hold the first semi-monthly closing in a calendar month for the sale of common stock in this offering. The offer to repurchase common stock will be conducted solely through tender offer materials mailed to each shareholder.

The board also will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares and under what terms:

•	the effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of our assets (including fees and costs associated with disposing of assets);

•	our investment plans and working capital requirements;

•	the relative economies of scale with respect to our size;

•	our history in repurchasing shares or portions thereof; and

•	the condition of the securities markets.

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock pursuant to our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase common stock. In addition, we will limit the number of shares of common stock to be repurchased in any calendar year to 15% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 3.75% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such common stock on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase.

We will not repurchase common stock, or fractions thereof, if such repurchase will cause us to be in violation of the securities or other laws of the U.S., Maryland or any other relevant jurisdiction.

While we intend to conduct quarterly tender offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

In the event that CIM or any of its affiliates holds common stock in the capacity of a shareholder, any such affiliates may tender common stock for repurchase in connection with any repurchase offer we make on the same basis as any other shareholder. IIG will not tender its common stock for repurchase as long as CIM remains our investment adviser.

Distributions

We declared our first distribution in January 2013. Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare on a monthly basis a semi-monthly distribution amount per share of our common stock. We will then calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date we accept each shareholder’s subscription for shares of our common stock. From time to time, we may also pay interim special distributions in the form of cash or shares of common stock at the discretion of our board of directors. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a nontaxable distribution) will be mailed to our shareholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We intend to elect to be treated for federal income tax purposes as a RIC, as defined under Subchapter M of the Code, beginning in 2012. We did not declare or pay any distributions during 2012.

On January 14, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.029283 per share each, which were paid on February 1, 2013 to shareholders of record on January 15, 2013 and January 31, 2013, respectively. On February 15, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.029546 per share each, which were paid on March 1, 2013 to shareholders of record on February 15, 2013 and February 28, 2013, respectively. On March 14, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.029546 per share and 0.029721 per share, payable  on April 1, 2013 to shareholders of record on March 15, 2013 and March 31, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We intend to make our distributions in the form of cash, out of assets legally available for such purpose, unless shareholders elect to receive their distributions in the form of additional common stock pursuant to our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. shareholders. We expect to fund our cash distributions from the net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. We may also, but do not expect to, fund our cash distributions to shareholders from any sources of funds available, including offering proceeds and borrowings. The amount of the distribution for shareholders receiving our common stock will be equal to the fair market value of the stock received. If shareholders hold common stock in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in the form of additional common stock.

Item 6. Selected Financial Data

The following selected financial data as of and for the period from January 31, 2012 (Inception) to December 31, 2012 is derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of operations data:
Investment income	$2,692
Operating expenses
Total expenses	116,706
Less: expense reimbursement from IIG	(116,706)
Net operating expenses	—
Net investment income	2,692
Realized and unrealized gains on investments and total return swap	22,470
Net increase in net assets resulting from operations	$25,162
Weighted average shares of common stock outstanding(1)	500,338

Per share data(1):
Net investment income	$0.01
Net increase in net assets per share resulting from operations	$0.05
Distributions declared	$0.00

Balance sheet data:
Net assets at beginning of period	$—
Net assets at end of period	$4,487,115
Net asset value per share of common stock at beginning of period	$—
Net asset value per share of common stock at end of period	$8.97

Other data:
Distributions declared	$—
Total return(2)	( 0.35%	)
Number of portfolio company investments at period end	2
Total portfolio investment purchases during the period(3)	$1,972,500
Total portfolio investment sales and prepayments during the period(3)	$2,500

(1)	The per share data was derived by using the weighted average shares of common stock outstanding from the commencement of operations on December 17, 2012 through December 31, 2012.

(2)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value per share on the first day of the period (December 17, 2012) and a sale at the current net asset value per share on the last day of the period. Total returns covering less than a full period are not annualized.

(3)	Excludes our short term investments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report on Form 10-K contain forward-looking information that involves risks and uncertainties.

Overview

We were incorporated under the general corporation laws of the State of Maryland on August 9, 2011 and commenced operations on December 17, 2012 upon raising proceeds of $2,500,000 from persons not affiliated with us, CIM or Apollo. We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We intend to elect to be treated for federal income tax purposes as a RIC, as defined under Subchapter M of the Code.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. We anticipate that our portfolio will be comprised primarily of investments in senior secured loans and, to a lesser extent, second lien loans and long-term subordinated loans, referred to as mezzanine loans, of private and thinly traded U.S. middle-market companies. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities. However, such investments are not expected to comprise a significant portion of our portfolio.

We are managed by CIM, our affiliate and a registered investment adviser. CIM will oversee the management of our activities and will be responsible for making investment decisions for our portfolio. We and CIM have engaged AIM to act as our investment sub-adviser.

We will seek to meet our investment objective by utilizing the experienced management teams of both CIM and AIM, which includes their access to the relationships and human capital of Apollo, IIG and ICON Capital, in sourcing, evaluating and structuring transactions. We intend to focus primarily on the senior secured debt of private and thinly traded U.S. middle-market companies, which we define as companies that generally possess annual EBITDA of $50 million or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

Portfolio Investment Activity for the Period from January 31, 2012 (Inception) through December 31, 2012

From the commencement of our operations on December 17, 2012 through December 31, 2012, we made investments in portfolio companies totaling $1,972,500. During the same period, we received principal repayments of $2,500, and recorded realized gains of $44 and unrealized appreciation on investments of $9,933. As of December 31, 2012, our investment portfolio, excluding our short term investments and total return swap, consisted of interests in two portfolio companies (100% in first lien senior secured term loans) with a total fair value of $1,980,044 and an average annual EBITDA of approximately $26.6 million. As of December 31, 2012, the investments in our portfolio were purchased at a weighted average price of 98.63% of par value. Our estimated gross annual yield on our investments was 6.55% based upon the purchase price of our investments.

As of December 31, 2012, our short term investments include an investment in a U.S. Treasury Obligations Fund of $1,817,762, which is included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

Further, as of December 31, 2012, through a TRS (more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” below), we obtained the economic benefit of owning investments in senior secured, first lien, floating-rate term loans of five portfolio companies.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2012:

	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior Secured Term Loans - First lien	$1,970,111	$1,980,044	52.1%
Short term investments(2)	1,817,762	1,817,762	47.9%
Total investments	$3,787,873	$3,797,806	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2) Short term investments represent highly liquid investments with original maturity dates of three months or less.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

The table below shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total investment portfolio assets in such industries as of December 31, 2012:

Industry Classification	Investments at Fair Value	Percentage of Total Investment Portfolio
Chemicals	$1,000,000	26.3%
Insurance	980,044	25.8%
U.S. Treasury Securities	1,817,762	47.9%
Total	$3,797,806	100.0%

Investment Portfolio Asset Quality

CIM will use an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. These ratings are just one of several factors that CIM will use to monitor our portfolio, are not in and of themselves determinative of fair value or revenue recognition and will be presented for indicative purposes. CIM will grade the credit risk of all investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors.

The following is a description of the conditions associated with each investment rating used in this ratings system:

Investment Grade	Description

1
Indicates the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.

2
Indicates a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing in accordance with our analysis of its business and the full return of principal and interest or dividend is expected.

3
Indicates that the risk to our ability to recoup the cost of such investment has increased since origination or acquisition, but full return of principal and interest or dividend is expected. A portfolio company with an investment grade of 3 requires closer monitoring.

4
Indicates that the risk to our ability to recoup the cost of such investment has increased significantly since origination or acquisition, including as a result of factors such as declining performance and noncompliance with debt covenants, and we expect some loss of interest, dividend or capital appreciation, but still expect an overall positive internal rate of return on the investment.

5
Indicates that the risk to our ability to recoup the cost of such investment has increased materially since origination or acquisition and the portfolio company likely has materially declining performance. Loss of interest or dividend and some loss of principal investment is expected, which would result in an overall negative internal rate of return on the investment.

For investments graded 3, 4, or 5, CIM enhances its level of scrutiny over the monitoring of such portfolio company.

The following table shows our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2012, excluding short term investments of $1,817,762:

Investment Rating	Investments at Fair Value	Percentage of Investment Portfolio
1	$—	—%
2	1,980,044	100%
3	—	—%
4	—	—%
5	—	—%
	$1,980,044	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the investment portfolio as a result of new investments, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio

As of March 18, 2013, our investment portfolio, excluding our short term investments, consists of interests in 10 first lien and second lien secured term loans to private U.S. companies with an average annual EBITDA of $56.5 million. The investments were purchased at a weighted average price of 99.10% of par value and our estimated gross annual portfolio yield is 7.22%.

As of March 18, 2013, our short term investments include an investment in a U.S. Treasury Obligations Fund of approximately $5,545,000.

Further, as of March 18, 2013, through a TRS (more fully described in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources" below), we obtained the economic benefit of owning investments in senior secured, first lien, floating-rate loans of 22 portfolio companies.

Results of Operations

On December 17, 2012, we raised proceeds of $2,500,000 from persons who are not affiliated with us or CIM and commenced operations. Operating results for the period from January 31, 2012 (Inception) to December 31, 2012 are as follows:

Investment income	$2,692
Net operating expenses	—
Net investment income	2,692
Net realized gain from investment	44
Net change in unrealized appreciation on investments	9,933
Net change in unrealized appreciation on total return swap	12,493
Net increase in net assets resulting from operations	$25,162

Investment Income

From the commencement of our operations on December 17, 2012 through December 31, 2012, we engaged in limited operations and generated limited investment income of $2,692, which was attributable to $1,972,500 of investments in two portfolio companies. We primarily generate revenue in the form of interest income on the debt securities that we hold and capital gains on debt or other equity interests that we acquire in portfolio companies. Our senior debt investments bear interest at a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued, but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the investment advisory and administration agreements. Our investment advisory fee compensates CIM for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. CIM is responsible for compensating AIM for its services pursuant to the investment sub-advisory agreement. We bear all other expenses of our operations and transactions, including, without limitation:

•	corporate expenses relating to borrowings and cost associated with the offering of our common stock, subject to limitations included in the administration agreement;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	investment advisory fees;

•
fees payable to third parties relating to, or associated with, making, monitoring and disposing of investments and valuing investments and enforcing our contractual rights, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with our marketing efforts;

•	interest payable on debt, if any, incurred to finance our investments;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of proxy statements, shareholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

•	brokerage commissions for our investments; and

•
all other expenses incurred by CIM, AIM or us in connection with administering our business, including expenses incurred by CIM or AIM in performing its obligations, and the reimbursement of the compensation of our chief financial officer and chief compliance officer and their respective staffs paid by CIM, to the extent that they are not a person with a controlling interest in CIM or any of its affiliates, subject to the limitations included in the investment advisory and administration agreements, as applicable.

The composition of our operating expenses for the period from January 31, 2012 (Inception) through December 31, 2012 was as follows:

Management fees	$1,567
Administrative services expense	38,966
Capital gains incentive fee	4,494
General and administrative	71,679
Total expenses	116,706
Less: expense reimbursement from IIG	(116,706)
Net operating expenses	$—

Expense Reimbursement

Our affiliate, IIG, has agreed to reimburse us commencing with the quarter ended December 31, 2012 for expenses in an amount that is sufficient to: (i) ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to our investment income. Pursuant to the expense support and conditional reimbursement agreement entered into with IIG, or the expense support and conditional reimbursement agreement, we will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders. We or IIG may terminate the expense support and conditional reimbursement agreement at any time. IIG has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. If we terminate the investment advisory agreement with CIM, we may be required to repay IIG all reimbursements funded by IIG within three years of the date of termination. The specific amount of expenses reimbursed by IIG, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that IIG will reimburse any portion of our expenses in future quarters. For the period from January 31, 2012 (Inception) through December 31, 2012, we recorded $116,706 of expense reimbursement from IIG in connection with the expense support and conditional reimbursement agreement. At December 31, 2012, all expense reimbursements made by IIG are eligible to be reimbursed by us through December 31, 2015. Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse any further costs by IIG.

Net Investment Income

Our net investment income totaled $2,692 for the period from January 31, 2012 (Inception) to December 31, 2012.

Net Realized Gain from Investment

Certain of our investments were purchased at a discount to par value. We received principal repayments of $2,500 during the period from January 31, 2012 (Inception) to December 31, 2012, from which we realized a net gain of $44.

Net Change in Unrealized Appreciation on Investments

For the period from January 31, 2012 (Inception) to December 31, 2012, the net change in unrealized appreciation on our investments totaled $9,933. This change was primarily due to an increase in the fair value of the investments in our investment portfolio.

Net Change in Unrealized Appreciation on TRS

For the period from January 31, 2012 (Inception) to December 31, 2012, our investments in the TRS had $12,493 of unrealized appreciation. This change was primarily due to an increase in the fair value of certain underlying loans subject to the TRS.

Net Increase in Net Assets Resulting from Operations

For the period from January 31, 2012 (Inception) to December 31, 2012, we recorded a net increase in net assets resulting from operations of $25,162.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous offering of shares of our common stock. We accept subscriptions on a continuous basis and issue shares at semi-monthly closings at prices that, after deducting selling commissions and dealer manager fees, are at or above our net asset value per share.

In December 2012, pursuant to a private placement, IIG completed the purchase of 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. IIG will not tender its shares for repurchase as long as CIM remains our investment adviser. Further, in December 2012, pursuant to a private placement, Apollo Principal Holdings III, L.P., a subsidiary of Apollo, or APH III, completed the purchase of 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Apollo will not tender its shares for repurchase as long as AIM remains our sub-adviser.

We will sell our shares on a continuous basis at a price of $10.00 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who tender subscriptions for shares of our common stock in the offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each semi-monthly closing on the sale of shares of our common stock, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value no later than 48 hours prior to the time that we price our shares. In connection with each semi-monthly closing, we will, in each case if necessary, update the information contained in our prospectus by filing a prospectus supplement with the SEC, and we will also post any updated information to our website.

The net proceeds from our continuous offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of December 31, 2012, we had $1,817,762 in short term investments, primarily invested in U.S. government securities.

We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. Any borrowings we make are required to be in compliance with the provisions of the 1940 Act. We do not currently anticipate issuing any preferred stock.

Total Return Swap

On December 17, 2012, Flatiron, our newly-formed, wholly-owned, special purpose financing subsidiary, entered into a TRS with Citibank. The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to herein as the TRS Agreement.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS and interest payments in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS typically offers lower financing costs than are offered through more traditional borrowing arrangements.

The TRS with Citibank enables us, through our ownership of Flatiron, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Flatiron borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Flatiron under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Flatiron, which generally will equal the value of cash collateral provided by Flatiron under the TRS. Pursuant to the terms of the TRS, Flatiron may select loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of the lesser of (a) $150,000,000 and (b) 140% of the aggregate amount of cash contributed to our equity capital during the first nine months of the TRS and not withdrawn during that period, or the maximum portfolio amount. Flatiron is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Flatiron agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Flatiron are available to pay our debts.

Each individual loan must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Flatiron receives from Citibank all interest and fees payable in respect of the loans included in the TRS. Flatiron pays to Citibank interest at a rate equal to, in respect of each loan included in the TRS, the floating rate index specified for such loan + 1.25% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Flatiron will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

Under the terms of the TRS, Flatiron may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The limit on the additional collateral that Flatiron may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Flatiron. The amount of collateral required to be posted by Flatiron is determined primarily on the basis of the aggregate value of the underlying loans.

We have no contractual obligation to post any such additional collateral or to make any interest payments to Citibank on behalf of Flatiron. We may, but are not obligated to, increase our investment in Flatiron for the purpose of funding any additional collateral or payment obligations for which Flatiron may become obligated during the term of the TRS. If we do not make any such additional investment in Flatiron and Flatiron fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Flatiron under the TRS. In the event of an early termination of the TRS, Flatiron would be required to pay an early termination fee.

Citibank may terminate the TRS on or after December 17, 2013, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 60% of the maximum portfolio amount, multiplied by 1.25% per annum. We estimate the early termination fee would have been approximately $48,000 as of December 31, 2012. Other than during the first nine months and last 180 days of the term of the TRS, Flatiron may be required to pay a minimum usage fee in connection with the TRS. At December 31, 2012, Flatiron was not subject to a minimum usage fee.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. We are in compliance with these covenants and reporting requirements as of December 31, 2012.

For purposes of computing the capital gains incentive fee, we, in a manner consistent with GAAP, treat as realized gains or losses on the total return swap both a) the interest spread, which represents the difference between i) the interest and fees received on the underlying TRS loans and ii) the interest paid to Citibank on the settled notional value of the underlying TRS loans, and b) the net realized gains or losses on the sale or maturity of the underlying TRS loans. Accordingly, the net realized economic benefits, if any, associated with the underlying TRS loans are included in the computation of the incentive fee on capital gains. Any unrealized appreciation or depreciation on total return swap will be included in the computation of the base management fee.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Flatiron. Each of the loans underlying the TRS is required to be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service.

As of December 31, 2012, the fair value of the TRS was $12,493. The fair value of the TRS is reflected as unrealized appreciation on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statement of operations as net change in unrealized appreciation on total return swap. As of December 31, 2012, Flatiron had selected five underlying loans with a total notional amount of $2,883,100 and posted $729,325 in cash collateral held by Citibank (of which only $720,775 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets.

For purposes of the asset coverage ratio test applicable to us as a BDC, we treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Flatiron under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, we treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

RIC Status and Distributions

We did not pay distributions in 2012. We declared our first distribution on January 14, 2013. Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare on a monthly basis a semi-monthly distribution amount per share of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. During certain quarters, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Any distributions to our shareholders will be declared and paid from assets legally available for distribution. There can be no assurance that we will be able to sustain distributions at any particular level.

On January 14, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.029283 per share each, which were paid on February 1, 2013 to shareholders of record on January 15, 2013 and January 31, 2013, respectively. On February 15, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.029546 per share each, which were paid on March 1, 2013 to shareholders of record on February 15, 2013 and February 28, 2013, respectively. On March 14, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.029546 per share and $0.029721 per share, payable  on April 1, 2013 to shareholders of record as of March 15, 2013 and March 31, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We intend to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is entitled to a deduction for federal income tax purposes for distributions paid to shareholders if it distributes at least 90% of its “Investment Company Taxable Income,” as defined by the Code, each year. To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, a RIC would need to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

We have adopted an “opt in” distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions to shareholders in the future from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG. We have not established limits on the amount of funds we may use from available sources to make distributions.

Our net investment income on a tax basis for the period from January 31, 2012 (Inception) through December 31, 2012 was $2,692. As of December 31, 2012, we had not distributed all of our tax-basis net investment income earned as of December 31, 2012.

There were no differences between our GAAP-basis net investment income and our tax-basis net investment income.

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

As of December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

Distributable net investment income	$2,692
Net realized gain on investment	44
Net unrealized appreciation on investments and total return swap(1)	22,426
$25,162

(1)
As of December 31, 2012, the gross unrealized appreciation on our investments and total return swap was $28,051. As of December 31, 2012, the gross unrealized depreciation on our total return swap was $5,625.

The aggregate cost of our investments for federal income tax purposes totaled $3,787,873 as of December 31, 2012. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS with Citibank, was $22,426 as of December 31, 2012.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material adverse effect on our consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating results occur, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Valuation of Portfolio Investments

The value of our assets will be determined quarterly and at such other times that an event occurs that materially affects the valuation. The valuation is made pursuant to Section 2(a)(41) of the 1940 Act, which requires that we value our assets as follows: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, at fair value, as determined in good faith by our board of directors. As a BDC, Section 2(a)(41) of the 1940 Act requires the board of directors to determine in good faith the fair value of portfolio securities for which a market price is not readily available, and it will do so in conjunction with the application of our valuation procedures by CIM.

ASC Topic 820 clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each asset while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.  Accordingly, the notes to our consolidated financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations in our consolidated financial statements.

In making fair value determinations, the following guidelines will generally be used.

Valuation Methods

Investments where a market price is readily available

Generally, the value of our equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. If no sales of such interests occurred on the determination date, such interests shall be valued at the midpoint of the “bid” and the “ask” price at the close of business on such day. Portfolio securities that carry certain restrictions on sale will typically be consistently valued at a discount from the public market value of the security. Loans or investments traded over the counter and not listed on an exchange are valued at a price obtained from third-party pricing services, including, where appropriate, multiple broker dealers, as determined by CIM.

Notwithstanding the foregoing, if in the reasonable judgment of CIM, the price for any securities held by us and determined in the manner described above does not accurately reflect the fair value of such security, CIM will value such security at a price that reflects such security’s fair value and report such change in the valuation to the board of directors or its designee as soon as practicable.

Investments where a market price is not readily available

Any securities or other assets that are not publicly traded or for which a market price is not otherwise readily available will be valued at a price that reflects such security’s fair value. With respect to such investments, the investments will be reviewed and valued using one or more of the following types of analyses:

(i)	Market comparable statistics and public trading multiples discounted for illiquidity, minority ownership and other factors for companies with similar characteristics.

(ii)	Valuations implied by third-party investments in the applicable portfolio companies.

(iii)	Discounted cash flow analysis, including a terminal value or exit multiple.

Below is a description of factors that our board of directors may consider when valuing our equity and debt investments where a market price is not readily available:

•	the size and scope of a portfolio company and its specific strengths and weaknesses;

•	prevailing interest rates for like securities;

•	expected volatility in future interest rates;

•	leverage;

•	call features, put features and other relevant terms of the debt;

•	the borrower’s ability to adequately service its debt;

•	the fair market value of the portfolio company in relation to the face amount of its outstanding debt;

•	the quality of collateral securing our debt investments;

•	multiples of EBITDA, cash flows, net income, revenues or, in some cases, book value or liquidation value; and

•	other factors deemed applicable.

All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners, or acquisition, recapitalization, and restructuring expenses or other related or non-recurring items. The choice of analyses and the weight assigned to such factors may vary across investments and may change within an investment if events occur that warrant such a change.

Unrealized appreciation and depreciation on the total return swap represents the change in fair value plus net accrued interest of the underlying reference investments.

Credit default swaps and interest rate swaps, if any, will be valued at estimated fair value based on a pricing model that utilizes quoted inputs, including among other things, yield curves.

Valuation Process

With respect to investments for which market quotations are not readily available, we will undertake a multi-step valuation process each quarter, as described below:

•
our quarterly valuation process will begin with each portfolio company or investment being initially valued by certain of CIM’s investment professionals and certain members of its management team, with such valuation taking into account information received from various sources, including an independent valuation firm, if applicable;

•	preliminary valuation conclusions will then be documented and discussed with CIM’s valuation committee;

•	CIM’s valuation committee will review the preliminary valuation, and, if applicable, deliver such preliminary valuation to an independent valuation firm for its review;

•	CIM’s valuation committee, or its designee, and, if appropriate, the relevant investment professionals meet with the independent valuation firm to discuss the preliminary valuation;

•	designated members of CIM’s management team will respond and supplement the preliminary valuation to reflect any comments provided by the independent valuation firm;

•	our audit committee meets with members of CIM’s management team and the independent valuation firm to discuss the assistance provided and the results of the independent valuation firm’s review; and

•
our board of directors will discuss the valuation and will determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of CIM, the audit committee and any third-party valuation firm, if applicable.

Our board of directors will be responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our consistently applied valuation procedures and valuation process. We intend to value all of our Level 2 assets by using inputs from an independent third-party pricing service that will provide prevailing bid and ask prices that are screened for validity by the service from dealers on the date of the relevant period end. For investments for which the third-party pricing service is unable to obtain quoted prices, we may obtain bid and ask prices directly from dealers that make a market in such investments. To the extent that we hold Level 2 investments for which no meaningful secondary market exists, and, therefore, no meaningful bid and ask prices can be readily obtained, CIM’s valuation committee will utilize an independent third-party valuation service to value such investments as described in the next paragraph. We will periodically benchmark the bid and ask prices received from the third-party pricing service and valuations received from the third-party valuation service, as applicable, against the actual prices at which we purchase and sell our investments. We believe that these prices will be reliable indicators of fair value.

In addition to the foregoing, certain investments for which a market price is not readily available will be evaluated on a quarterly basis by an independent valuation firm and certain other investments will be on a rotational basis reviewed once over a twelve-month period by an independent valuation firm. Finally, certain investments will not be evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds.

Given the expected types of investments, excluding short term investments that are classified as Level 1, management expects our portfolio holdings to be classified in Level 2 or Level 3. Due to the uncertainty inherent in the valuation process, particularly for Level 2 and Level 3 investments, such fair value estimates may differ significantly from the values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses that we ultimately realize on these investments to materially differ from the valuations currently assigned. Inputs used in the valuation process are subject to variability in the future and can result in materially different fair values.

Short Term Investments

Short term investments include an investment in a U.S. Treasury Obligations Fund that seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements collateralized by such securities. We had approximately $1,817,762 of such investments at December 31, 2012, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

Revenue Recognition

Securities transactions are accounted for on the trade date. We record interest and dividend income on an accrual basis beginning on the settlement date to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company and valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest or dividends on loans and debt securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discounts and market discounts/premiums are capitalized and we amortize such amounts as adjustments to interest income over the respective term of the loan. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Derivative Instrument

Our only derivative instrument is our total return swap. We mark our derivative to market through net changes in unrealized appreciation (depreciation) on our total return swap in the consolidated statement of operations.

Payment-in-Kind Interest

We may have investments in our investment portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to shareholders in the form of distributions, even if we have not collected any cash.

Organization Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization. All organization costs have been funded by IIG and its affiliates and there is no liability for the organization costs to us until IIG submits such costs for reimbursement. We will expense organization costs when incurred, if and when IIG submits such costs for reimbursement. At December 31, 2012, IIG and its affiliates have incurred approximately $192,000 of organization costs, which may be subject to reimbursement by us. No additional organization costs have been incurred subsequent to December 31, 2012.

Offering Expenses

Offering expenses include, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the public offering of our shares. Certain offering expenses have been funded by IIG and its affiliates and there is no liability for these offering expenses to us until IIG and its affiliates submit such costs for reimbursement. On December 17, 2012, we incurred and capitalized offering expenses of $1,000,000 that were submitted for reimbursement by IIG. These expenses are amortized over a twelve month period as an adjustment to capital in excess of par value. We will expense any additional offering expenses if and when IIG submits such costs for reimbursement. The unamortized balance of these expenses is reflected in our balance sheets as deferred offering expenses, net. At December 31, 2012, IIG and its affiliates have incurred approximately $825,000 of unreimbursed offering expenses, which may be subject to reimbursement by us. No additional offering expenses have been incurred subsequent to December 31, 2012. See “Related Party Transactions” below for more information on offering costs.

Federal Income Taxes

We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If we qualify as a RIC and satisfy the annual distribution requirement, we will not have to pay corporate-level federal income taxes on any income that we distribute to our shareholders. We intend to make distributions in an amount sufficient to maintain our RIC status each year and to avoid any federal income taxes on income. We will also be subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.

Book and tax basis differences relating to permanent book and tax differences are reclassified among our capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP. We did not pay any distributions in 2012.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by the taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. As of and for the period from January 31, 2012 (Inception) through December 31, 2012, we did not have any uncertain tax positions.

Distributions

Distributions to our shareholders are recorded as of the record date. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize, declare, and pay cash distributions on a monthly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Related Party Transactions

We have entered into an agreement with CIM to provide us with investment advisory services. Payments for investment advisory services under the investment advisory agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the average value of our gross assets, excluding cash and cash equivalents, and (b) an incentive fee based on our performance, as described below. ICON Capital, and to the extent requested to provide such services and such services are so provided, CIM and AIM and their respective affiliates, may be reimbursed for administrative expenses incurred on our behalf.

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in our investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which we refer to as the incentive fee on capital gains, will be an incentive fee on capital gains earned on liquidated investments from the portfolio and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee will equal 20% of our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a cumulative basis and to the extent that all realized capital losses and unrealized capital depreciation exceeds realized capital gains as well as the aggregate realized net capital gains for which a fee has previously been paid, we would not be required to pay CIM a capital gains incentive fee.

We and CIM have engaged AIM to act as our investment sub-adviser, as AIM possesses skills that we believe will aid us in achieving our investment objective. AIM will only assist CIM with identifying investment opportunities and will make investment recommendations for approval by CIM according to pre-established investment guidelines. On an annualized basis, AIM will receive 50% of the fees payable to CIM under the investment advisory agreement with respect to each year, which fees are payable to AIM quarterly in arrears.

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

In December 2012, pursuant to a private placement, IIG completed the purchase of 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. IIG will not tender its shares for repurchase as long as CIM remains our investment adviser. Further, in December 2012, pursuant to a private placement, APH III completed the purchase of 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Apollo will not tender its shares for repurchase as long as AIM remains our sub-adviser.

Our affiliate, IIG, has agreed to reimburse us commencing with the quarter ended December 31, 2012 for expenses in an amount that is sufficient to: (i) ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to our investment income. Pursuant to the expense support and conditional reimbursement agreement, we will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders. We or IIG may terminate the expense support and conditional reimbursement agreement at any time. IIG has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. If we terminate the investment advisory agreement with CIM, we may be required to repay IIG all reimbursements funded by IIG within three years of the date of termination. The specific amount of expenses reimbursed by IIG, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that IIG will reimburse any portion of our expenses in future quarters. For the period from January 31, 2012 (Inception) through December 31, 2012, we recorded $116,706 of expense reimbursement from IIG in connection with the expense support and conditional reimbursement agreement. At December 31, 2012, all expense reimbursements made by IIG are eligible to be reimbursed by us through December 31, 2015. Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse any further costs by IIG.

Our payment of organization costs and offering expenses (including reimbursement of costs incurred by IIG and its affiliates) is capped at 1.5% of the gross proceeds from our offering. If we sell the maximum number of shares at $10.00 per share, then we estimate that we may incur up to approximately $15,000,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed. At December 31, 2012, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,017,000, of which $1,000,000 have been reimbursed by us. No additional organizational costs or offering expenses have been incurred subsequent to December 31, 2012. The decision to fund our organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, we may or may not be requested to reimburse any such costs by IIG. To the extent that payments of organization costs and offering expenses exceed the 1.5% cap at the end of the offering period, any excess amounts may be recoverable from IIG and its affiliates.

The investment advisory agreement, the investment sub-advisory agreement, the administration agreement and the dealer-manager agreement each provide certain indemnifications from us to the other relevant parties to such agreements. Our maximum exposure under these agreements is unknown. However, we have not experienced claims or losses pursuant to these agreements and believe the risk of loss related to such indemnifications to be remote.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services that we expect to receive pursuant to the investment advisory agreement, the investment sub-advisory agreement, the administration agreement and the dealer-manager agreement. Any new investment advisory agreement would also be subject to approval by our shareholders.

Contractual Obligations

In June 2012, we entered into an unsecured financing arrangement for directors and officers insurance in an amount of $179,180. Payments under the financing arrangement are due in 10 equal installments ending on April 19, 2013. Amounts due prior to the commencement of operations on December 17, 2012 of approximately $123,000 were paid by IIG and are subject to reimbursement by us. As of December 31, 2012, $72,682 was outstanding under the financing arrangement at an interest rate of 3.99%. For purposes of the asset coverage ratio test applicable to us as a BDC, this amount is treated as a senior security.

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2012, 100% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates, except for our short term investments, which are invested in U.S. Treasury securities and repurchase agreements and have fixed rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

Under the terms of the TRS with Citibank, we pay fees to Citibank at a floating rate based on LIBOR (and some cases prime rate) in exchange for the right to receive the economic benefit of a pool of loans. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a materially adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio and TRS Agreement in effect as of December 31, 2012:

LIBOR Basis Point Change	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 29 basis points	$8,361	3.1%
Current LIBOR	—	—
Up 100 basis points	(26,845)	(9.9%	)
Up 200 basis points	(6,221)	(2.3%	)
Up 300 basis points	14,403	5.3%

(1)
Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities) plus 1.25% per annum on the full notional amount of the loans subject to the TRS. As of December 31, 2012, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CĪON Investment Corporation

We have audited the accompanying consolidated balance sheets of CĪON Investment Corporation (the “Company”) as of December 31, 2012 and January 31, 2012 (Inception), including the consolidated schedule of investments as of December 31, 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for the period from January 31, 2012 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012, by correspondence with the custodian, counterparties and agents. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CĪON Investment Corporation at December 31, 2012 and January 31, 2012 (Inception), the consolidated schedule of investments as of December 31, 2012, the results of their operations, changes in their net assets, and their cash flows for the period from January 31, 2012 (Inception)  to December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY
March 26, 2013

CĪON Investment Corporation
Consolidated Balance Sheets

	December 31, 2012	January 31, 2012
Assets

Investments, at fair value (amortized cost of $3,787,873)	$3,797,806	$-
Cash	-	1,000
Due from counterparty	729,325	-
Reimbursement from IIG	25,807	-
Deferred offering expenses, net	958,904	-
Prepaid insurance	105,802	-
Unrealized appreciation on total return swap(1)	12,493	-
Interest receivable on investments	187	-
Total assets	$5,630,324	$1,000

Liabilities and Shareholders' Equity
Liabilities
Payable for investment purchased	$990,000	$-
Accounts payable and accrued expenses	130,109	-
Commissions payable	23,100	-
Total liabilities	1,143,209	-

Commitments and contingencies (Note 10)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
500,338 and 111 shares issued and outstanding, respectively	500	1
Capital in excess of par value	4,461,453	999
Accumulated net investment income	2,692	-
Accumulated net realized gain from investment	44	-
Accumulated net unrealized appreciation on investments	9,933	-
Accumulated net unrealized appreciation on total return swap(1)	12,493	-
Total shareholders' equity	4,487,115	1,000

Total liabilities and shareholders' equity	$5,630,324	$1,000

Net asset value per share of common stock at end of period	$8.97	$9.00

Shares of common stock outstanding	500,338	111

(1) See Note 6 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statement of Operations

For the Period from January 31, 2012 (Inception) through December 31, 2012
Investment income
Interest income	$2,692

Operating expenses
Management fees	1,567
Administrative services expense	38,966
Capital gains incentive fee(1)	4,494
General and administrative	71,679
Total expenses	116,706
Less: expense reimbursement from IIG(2)	(116,706)
Net operating expenses	-
Net investment income	2,692

Realized and unrealized gain (loss) on investments
Net realized gain from investment	44
Net change in unrealized appreciation on investments	9,933
Net change in unrealized appreciation on total return swap(3)	12,493
Total net realized and unrealized gain (loss) on investments	22,470

Net increase in net assets resulting from operations	$25,162

Per share information—basic and diluted

Net increase in net assets per share resulting from operations	$0.05

Weighted average shares of common stock outstanding(4)	500,338

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)	See Note 3 for a discussion of expense reimbursements received by the Company from ICON Investment Group, LLC, or IIG.

(3) See Note 6 for a discussion of the Company’s total return swap agreement.

(4)	Weighted average shares of common stock outstanding calculated from the commencement of operations on December 17, 2012 through December 31, 2012.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statement of Changes in Net Assets

For the Period from January 31, 2012 (Inception) to December 31, 2012

Changes in net assets from operations:
Net investment income	$2,692
Net realized gain from investment	44
Net change in unrealized appreciation on investments	9,933
Net change in unrealized appreciation on total return swap(1)	12,493
Net increase in net assets resulting from operations	25,162
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $136,390	4,503,049
Amortization of deferred offering expenses	(41,096)
Net increase in net assets resulting from capital share transactions	4,461,953

Total increase in net assets	4,487,115
Net assets at beginning of period	-
Net assets at end of period	$4,487,115

Net asset value per share of common stock at end of period	$8.97
Shares of common stock outstanding at end of period	500,338

(1) See Note 6 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statement of Cash Flows

For the Period from January 31, 2012 (Inception) to December 31, 2012

Operating activities:
Net increase in net assets resulting from operations	$25,162
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(67)
Proceeds from principal repayment of investment	2,500
Purchase of investments	(1,972,500)
Purchase of short term investments	(1,817,762)
Net realized gain from investment	(44)
Net change in unrealized appreciation on investments	(9,933)
Net change in unrealized appreciation on total return swap	(12,493)
Due from counterparty	(729,325)
Reimbursement from IIG	(25,807)
Prepaid insurance	(105,802)
Interest receivable on investments	(187)
Payable for investment purchased	990,000
Accounts payable and accrued expenses	130,109
Net cash used in operating activities	(3,526,149)

Financing activities:
Gross proceeds from issuance of common stock	3,639,439
Commissions and dealer manager fees paid	(113,290)
Net cash provided by financing activities	3,526,149

Net increase in cash	-
Cash, beginning of period	-
Cash, end of period	$-

Supplemental non-cash operating and financing activities:
Capitalization of deferred offering expenses	$1,000,000
Issuance of common stock to IIG	$1,000,000
Deferred offering expenses charged to shareholders' equity	$41,096
Commissions paid by IIG	$23,100

See accompanying notes to consolidated financial statements.

CĪON INVESTMENT CORPORATION
Consolidated Schedule of Investments
December 31, 2012

Portfolio Company (a)	Industry	Principal/Par Amount	Amortized Cost	Fair Value (b)
Senior Secured First Lien Term Loans - 44.1%
Captive Resources Midco, LLC, LIBOR +5.50%, 1.25% Floor, 10/31/2018	Insurance	$997,500	$980,111	$980,044
Plano Molding Co Inc., LIBOR +4.50%, 1.25% Floor, 12/21/2017 (c)	Chemicals	1,000,000	990,000	1,000,000
Total Senior Secured First Lien Term Loans			1,970,111	1,980,044
Short Term Investments - 40.5%
First American Treasury Obligations Fund (d)		1,817,762	1,817,762	1,817,762
Total Short Term Investments			1,817,762	1,817,762
TOTAL INVESTMENTS - 84.6%			$3,787,873	$3,797,806
OTHER ASSETS IN EXCESS OF LIABILITIES - 15.4%				$689,309
NET ASSETS - 100%				$4,487,115

TOTAL RETURN SWAP - 0.3%		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (see Note 6)		$2,883,100		$12,493

(a)
All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940. The Company does not control and is not an affiliate of any of the companies in its investment portfolio.

(b) Fair value determined by the Company’s board of directors (see Note 7).

(c) Position or portion thereof unsettled as of December 31, 2012.

(d)		Short term investments represent highly liquid investments with original maturity dates of three months or less.

See accompanying notes to consolidated financial statements.

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 1. Organization and Principal Business

CĪON Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on August 9, 2011. On December 17, 2012, the Company successfully raised gross proceeds from unaffiliated outside investors of at least $2,500,000, or the minimum offering requirement, and commenced operations. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company intends to elect to be treated for federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. The Company anticipates that its portfolio will be comprised primarily of investments in senior secured loans and, to a lesser extent, second lien loans and long-term subordinated loans, referred to as mezzanine loans, of private and thinly traded U.S. middle-market companies.

The Company is managed by CĪON Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. The Company and CIM have engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, LLC, or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.

Since commencing its initial public offering and through March 18, 2013, the Company has sold 1,712,123 shares of common stock for gross proceeds of approximately $16,806,000 at an average price per share of $9.82 As of December 31, 2012, the Company sold 500,338 shares for gross proceeds of $4,639,439 at an average price per share of $9.27.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the accounts of the Company and its wholly-owned special purpose financing subsidiary Flatiron Funding, LLC, or Flatiron. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. The Company’s cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The Company periodically evaluates the creditworthiness of this institution and has not experienced any losses on such deposits.

Short Term Investments

Short term investments include an investment in a U.S. Treasury Obligations Fund that seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements collateralized by such securities. The Company had approximately $1,817,762 of such investments at December 31, 2012, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

Organization Costs

Organization costs include, among other things, the cost of organizing the Company as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. All organization costs have been funded by IIG and its affiliates and there is no liability for the organization costs to the Company until IIG submits such costs for reimbursement. The Company will expense organization costs when incurred, if and when IIG submits such costs for reimbursement. At December 31, 2012, IIG and its affiliates have incurred approximately $192,000 of organization costs, which may be subject to reimbursement by the Company. No additional organization costs have been incurred subsequent to December 31, 2012.

Offering Expenses

Offering expenses include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statement in connection with the public offering of the Company’s shares. Certain offering expenses have been funded by IIG and its affiliates and there is no liability for these offering expenses to the Company until IIG and its affiliates submit such costs for reimbursement. Upon meeting the minimum offering requirement on December 17, 2012, the Company incurred and capitalized offering expenses of $1,000,000 that were submitted for reimbursement by IIG. These expenses are amortized over a twelve month period as an adjustment to capital in excess of par value. The Company will expense any additional offering expenses if and when IIG submits such costs for reimbursement. The unamortized balance of these expenses is reflected in the balance sheets as deferred offering expenses, net. At December 31, 2012, IIG and its affiliates have incurred approximately $825,000 of unreimbursed offering expenses, which may be subject to reimbursement by the Company. No additional offering expenses have been incurred subsequent to December 31, 2012.

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Income Taxes

The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Book and tax basis differences relating to permanent book and tax differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP. The Company did not pay any distributions in 2012.

Uncertainty in Income Taxes

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by the taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. As of and for the period from January 31, 2012 (Inception) through December 31, 2012, the Company did not have any uncertain tax positions.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Valuation of Portfolio Investments

The fair value of the Company’s investments is determined quarterly in good faith by the Company’s board of directors pursuant to its consistently applied valuation procedures and valuation process. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For each investment, CIM will attempt to obtain the most recent closing public market price. If no sales of such investment occurred on the determination date, such investment shall be valued at the midpoint of the “bid” and the “ask” price at the close of business on such day. Portfolio securities that carry certain restrictions on sale will typically be consistently valued at a discount from the public market value of the security. Loans or investments traded over the counter and not listed on an exchange are valued at a price obtained from third-party pricing services, including, where appropriate, multiple broker dealers, as determined by CIM.

Notwithstanding the foregoing, if in the reasonable judgment of CIM, the price for any securities held by the Company and determined in the manner described above does not accurately reflect the fair value of such security, CIM will value such security at a price that reflects such security’s fair value and report such change in the valuation to the board of directors or its designee as soon as practicable.

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Any securities or other assets that are not publicly traded or for which a market price is not otherwise readily available will be valued at a price that reflects such security’s fair value. With respect to such investments, the investments will be reviewed and valued using one or more of the following types of analyses:

(i)	Market comparable statistics and public trading multiples discounted for illiquidity, minority ownership and other factors for companies with similar characteristics.

(ii)	Valuations implied by third-party investments in the applicable portfolio companies.

(iii)	Discounted cash flow analysis, including a terminal value or exit multiple.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the Company’s consolidated financial statements. Below is a description of factors that the Company’s board of directors may consider when valuing the Company’s equity and debt investments where a market price is not readily available:

•	the size and scope of a portfolio company and its specific strengths and weaknesses;

•	prevailing interest rates for like securities;

•	expected volatility in future interest rates;

•	leverage;

•	call features, put features and other relevant terms of the debt;

•	the borrower’s ability to adequately service its debt;

•	the fair market value of the portfolio company in relation to the face amount of its outstanding debt;

•	the quality of collateral securing the Company’s debt investments;

•	multiples of EBITDA, cash flows, net income, revenues or, in some cases, book value or liquidation value; and

•	other factors deemed applicable.
All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners, or acquisition, recapitalization, and restructuring expenses or other related or non-recurring items. The choice of analyses and the weight assigned to such factors may vary across investments and may change within an investment if events occur that warrant such a change.

Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.

Given the expected types of investments, excluding short term investments that are classified as Level 1, the Company expects portfolio holdings to be classified as Level 2 or Level 3. Due to the uncertainty inherent in the valuation process, particularly for Level 2 and Level 3 investments, such fair value estimates may differ significantly from the values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses that the Company ultimately realizes on these investments to materially differ from the valuations currently assigned.

Revenue Recognition

Securities transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis beginning on the settlement date to the extent that the Company expects to collect such amounts. The Company does not accrue as a receivable interest or dividends on loans and debt securities if it has reason to doubt the ability to collect such income. Loan origination fees, original issue discounts, and market discounts/premiums are capitalized and such amounts are amortized as adjustments to interest income over the respective term of the loan. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. The Company records prepayment premiums on loans and debt securities as interest income when it receives such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Derivative Instrument

The Company’s only derivative instrument is a total return swap. The Company marks its derivative to market through net changes in unrealized appreciation (depreciation) on total return swap in the consolidated statement of operations.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory agreement the Company entered into with CIM, the incentive fee on capital gains earned on liquidated investments of the Company’s investment portfolio during operations prior to a liquidation of the Company is determined and payable in arrears as of the end of each calendar year. Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a cumulative basis and to the extent that all realized capital losses and unrealized capital depreciation exceeds realized capital gains as well as the aggregate realized net capital gains for which a fee has previously been paid, the Company would not be required to pay CIM a capital gains incentive fee. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory agreement with CIM neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of the American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company accrues capital gains incentive fees on unrealized gains. This accrual reflects the incentive fees that would be payable to CIM if the Company’s entire investment portfolio was liquidated at its fair value as of the balance sheet date even though CIM is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Earnings per share

Earnings per share is calculated based upon the daily weighted average number of shares of common stock outstanding during the reporting period.

Distributions

Distributions to shareholders are recorded as of the record date. The amount to be paid as a distribution is determined by the board of directors on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Note 3. Transactions with Related Parties

The Company has entered into an investment advisory agreement with CIM. Pursuant to the investment advisory agreement, CIM will be paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee will equal 20% of realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. On a cumulative basis and to the extent that all realized capital losses and unrealized capital depreciation exceeds realized capital gains as well as the aggregate realized net capital gains for which a fee has previously been paid, the Company would not be required to pay CIM a capital gains incentive fee.

The Company began accruing fees under the investment advisory agreement on December 17, 2012, upon the commencement of the Company’s operations. During the period from January 31, 2012 (Inception) through December 31, 2012, CIM earned $1,567 in management fees. During the period from January 31, 2012 (Inception) through December 31, 2012, all management fees were reimbursed by IIG in accordance with the expense support and conditional reimbursement agreement entered into with IIG, or the expense support and conditional reimbursement agreement.

The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the period from January 31, 2012 (Inception) through December 31, 2012, the Company recorded capital gains incentive fees of $4,494 based on the performance of its investment portfolio, of which $4,485 was based on net unrealized gains and $9 was based on realized gains. As of December 31, 2012, all incentive fees were reimbursed by IIG in accordance with the expense support and conditional reimbursement agreement.

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse the Company for expenses in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. Pursuant to the expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies exceeds the distributions paid by the Company to its shareholders. For the period from January 31, 2012 (Inception) through December 31, 2012, the total expense reimbursement from IIG was $116,706 relating to certain operating expenses. At December 31, 2012, all expense reimbursements made by IIG are eligible to be reimbursed by the Company through December 31, 2015. Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, the Company may or may not be requested to reimburse any such costs by IIG. As of December 31, 2012, the net receivable from IIG was $25,807.

The Company or IIG may terminate the expense support and conditional reimbursement agreement at any time. IIG has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income. If the Company terminates the investment advisory agreement with CIM, the Company may be required to repay IIG all reimbursements funded by IIG within three years of the date of termination. The specific amount of expenses reimbursed by IIG, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that IIG will reimburse any portion of the Company’s expenses in future quarters.

The Company entered into an administration agreement with CIM’s affiliate, ICON Capital, LLC, formerly known as ICON Capital Corp., or ICON Capital, pursuant to which ICON Capital furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. ICON Capital is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement will be for the lower of ICON Capital’s actual costs or the amount that the Company would be required to pay for comparable administrative services in the same geographic location. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital. During the period from January 31, 2012 (Inception) through December 31, 2012, the Company incurred administrative services expense from ICON Capital of $38,966. All of these charges related to the cost of administrative personnel for services provided to the Company. During the period from January 31, 2012 (Inception) through December 31, 2012, all administrative expenses were reimbursed by IIG in accordance with the expense support and conditional reimbursement agreement.

The Company’s payment of organization costs and offering expenses (including reimbursement of costs incurred by IIG and its affiliates) is capped at 1.5% of the gross proceeds from the offering. If the Company sells the maximum number of shares at $10.00 per share, then the Company estimates that it may incur up to approximately $15,000,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed. At December 31, 2012, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,017,000, of which $1,000,000 have been reimbursed by the Company. No additional organization costs or offering expenses have been incurred subsequent to December 31, 2012. The decision to fund the Company’s organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, the Company may or may not be requested to reimburse any further costs funded by IIG and its affiliates. To the extent that payments of organization costs and offering expenses exceed the 1.5% cap at the end of the offering period, any excess amounts may be recoverable from IIG and its affiliates.

The Company has entered into certain agreements with ICON Securities, LLC, formerly known as ICON Securities Corp., or ICON Securities, whereby the Company pays certain fees and reimbursements. ICON Securities is entitled to receive a 3% dealer manager fee from the gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of the gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. For the period from January 31, 2012 (Inception) through December 31, 2012, the Company paid or accrued commissions of $93,690 to the selling dealers and $42,700 to ICON Securities.

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Because CIM’s senior management team is comprised of substantially the same personnel as the senior management team of the Company’s affiliate, ICON Capital, which is the investment manager to certain equipment finance funds, or equipment funds, such members of senior management provide investment advisory and management services to both the Company and the equipment funds. In the event that CIM undertakes to provide investment advisory services to other clients in the future, it will strive to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objective and strategies so that the Company will not be disadvantaged in relation to any other client of the investment adviser or its senior management team. However, it is currently possible that some investment opportunities will be provided to the equipment funds or other clients of CIM rather than to the Company.

Indemnifications

The investment advisory agreement, the investment sub-advisory agreement, the administration agreement and the dealer-manager agreement each provide certain indemnifications from the Company to the other relevant parties to such agreements. The Company’s maximum exposure under these agreements is unknown. However, the Company has not experienced claims or losses pursuant to these agreements and believes the risk of loss related to such indemnifications to be remote.

Note 4. Distributions

The Company did not declare or pay any distributions during the period from January 31, 2012 (Inception) through December 31, 2012.

On January 14, 2013, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.029283 per share each, which were paid on February 1, 2013 to shareholders of record on January 15, 2013 and January 31, 2013, respectively. On February 15, 2013, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.029546 per share each, which were paid on March 1, 2013 to shareholders of record on February 15, 2013 and February 28, 2013, respectively. On March 14, 2013, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.029546 per share  and $0.029721 per share, payable on April 1, 2013 to shareholders of record as of March 15, 2013 and March 31, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company’s net investment income on a tax basis for the period from January 31, 2012 (Inception) through December 31, 2012 was $2,692. As of December 31, 2012, the Company had not distributed all of its tax-basis net investment income earned as of December 31, 2012.

There were no differences between the Company’s GAAP-basis net investment income and the Company’s tax-basis net investment income.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

As of December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

Distributable net investment income	$2,692
Net realized gain on investment	44
Net unrealized appreciation on investments and total return swap(1)	22,426
$25,162

(1)

As of December 31, 2012, the gross unrealized appreciation on the Company’s investments and total return swap was $28,051. As of December 31, 2012, the gross unrealized depreciation on the Company’s total return swap was $5,625.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $3,787,873 as of December 31, 2012. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s total return swap, or TRS, was $22,426 as of December 31, 2012.

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 5. Investments

The composition of the Company’s investment portfolio as of December 31, 2012, at amortized cost and fair value was as follows:

	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior Secured Term Loans - First lien(2)	$1,970,111	$1,980,044	52.1%
Short term investments(3)	1,817,762	1,817,762	47.9%
Total investments	$3,787,873	$3,797,806	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on the Company's investments.
(2) The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.
(3) Short term investments represent highly liquid investments with original maturity dates of three months or less.

The table below shows the composition of the Company’s investment portfolio by industry classification and the percentage, by fair value, of the total investment portfolio assets in such industries as of December 31, 2012:

Industry Classification	Investments at Fair Value	Percentage of Total Investment Portfolio
Chemicals	$1,000,000	26.3%
Insurance	980,044	25.8%
U.S. Treasury Securities	1,817,762	47.9%
Total	$3,797,806	100.0%

Note 6. Total Return Swap

On December 17, 2012, the Company, through its wholly-owned subsidiary, Flatiron, entered into a TRS with Citibank, N.A., or Citibank.  The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to as the TRS Agreement.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS and interest payments in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS typically offers lower financing costs than are offered through more traditional borrowing arrangements.

The TRS with Citibank enables the Company, through its ownership of Flatiron, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Flatiron borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Flatiron under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Flatiron, which generally will equal the value of cash collateral provided by Flatiron under the TRS. Pursuant to the terms of the TRS, Flatiron may select loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of the lesser of (a) $150,000,000 and (b) 140% of the aggregate amount of cash contributed to the equity capital of the Company during the first nine months of the TRS and not withdrawn during that period, or the maximum portfolio amount. Flatiron is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Flatiron agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Flatiron are available to pay the debts of the Company.

Each individual loan must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Flatiron receives from Citibank all interest and fees payable in respect of the loans included in the TRS. Flatiron pays to Citibank interest at a rate equal to, in respect of each loan included in the TRS, the floating rate index specified for such loan + 1.25% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Flatiron will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Under the terms of the TRS, Flatiron may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The limit on the additional collateral that Flatiron may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Flatiron. The amount of collateral required to be posted by Flatiron is determined primarily on the basis of the aggregate value of the underlying loans.

The Company has no contractual obligation to post any such additional collateral or to make any interest payments to Citibank on behalf of Flatiron. The Company may, but is not obligated to, increase its investment in Flatiron for the purpose of funding any additional collateral or payment obligations for which Flatiron may become obligated during the term of the TRS. If the Company does not make any such additional investment in Flatiron and Flatiron fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Flatiron under the TRS. In the event of an early termination of the TRS, Flatiron would be required to pay an early termination fee.

Citibank may terminate the TRS on or after December 17, 2013, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 60% of the maximum portfolio amount, multiplied by 1.25% per annum. The Company estimates the early termination fee would have been approximately $48,000 at December 31, 2012. Other than during the first nine months and last 180 days of the term of the TRS, Flatiron may be required to pay a minimum usage fee in connection with the TRS. At December 31, 2012, Flatiron was not subject to a minimum usage fee.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of December 31, 2012, the Company was in compliance with all covenants and reporting requirements.

For purposes of computing the capital gains incentive fee, the Company, in a manner consistent with GAAP, treats as realized gains or losses on the total return swap both a) the interest spread, which represents the difference between i) the interest and fees received on the underlying TRS loans and ii) the interest paid to Citibank on the settled notional value of the TRS loans, and b) the net realized gains or losses on the sale or maturity of the underlying TRS loans. Accordingly, the net realized economic benefits, if any, associated with the TRS loans are included in the computation of the incentive fee on capital gains. Any unrealized appreciation or depreciation on total return swap will be included in the computation of the base management fee.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company will treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Flatiron under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the Securities and Exchange Commission, or the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, the Company will treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

As of December 31, 2012, the fair value of the TRS was $12,493. The fair value of the TRS is reflected as unrealized appreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statement of operations as net change in unrealized appreciation on total return swap. As of December 31, 2012, Flatiron had selected five underlying loans with a total notional amount of $2,883,100 and posted $729,325 in cash collateral held by Citibank (of which only $720,775 was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2012:
Underlying Senior Secured Term Loans	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Peppermill Casinos Inc., L+600, 1.25% LIBOR Floor, 11/9/18	Gaming and Hotels	$492,500	$486,875	$(5,625)
Safe-Guard Products International, LLC, L+600, 1.25% LIBOR Floor, 12/21/18	Financial Services	900,600	905,340	4,740
Sequa Corporation, L+400, 1.25% LIBOR Floor, 6/19/17	Aerospace/Defense	497,500	502,655	5,155
TransFirst Holdings, Inc., L+500, 1.25% LIBOR Floor, 12/27/17	Computers & Electronics	495,000	500,000	5,000
Washington Inventory Service, L+450, 1.25% LIBOR Floor, 12/20/18	Professional & Business Services	497,500	500,625	3,125
Total		$2,883,100	$2,895,495	12,395
	Total Net Interest and Other Expenses on TRS			98
	Total Fair Value of TRS			$12,493

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 7. Fair Value of Financial Instruments

The Company determines the fair value of all portfolio investments in accordance with ASC Topic 820. ASC Topic 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC Topic 820 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. Investments carried at fair value are classified and disclosed in one of the following three categories:

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The Company’s short term investments are included in this category.

•	Level 2—Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs used in the determination of fair value may require significant management judgment or estimation. Such information may be the result of consensus pricing information or broker quotes that include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as a Level 3 asset, assuming no additional corroborating evidence.

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of December 31, 2012, according to the fair value hierarchy:

Valuation Inputs	First Lien Senior Secured Term Loans	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$1,817,762	$—
Level 2—Significant other observable inputs	—	—	—
Level 3—Significant unobservable inputs	1,980,044	—	12,493
	$1,980,044	$1,817,762	$12,493

The Company’s investments as of December 31, 2012, excluding short term investments, primarily consisted of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its portfolio investments by using market comparables, discounted cash flow models and independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the pricing service from dealers on the determination date of the relevant period end. One senior secured loan that was purchased near December 31, 2012 was valued at cost, as the Company determined that the cost of the investment was the best indication of its fair value.

The discounted cash flow model deemed appropriate by CIM is prepared for the applicable investments and reviewed by the Company’s valuation committee. Such models are prepared quarterly or on an as needed basis. The model uses the estimated cash flow projections for the underlying investments and an appropriate discount rate is determined based on the latest financial information available for the borrower, prevailing market trends, comparable analysis and other inputs. The model, key assumptions, inputs, and results are reviewed by the Company’s valuation committee consisting of senior management with final approval from the board of directors.

The Company periodically benchmarks the bid and ask prices received from the third-party pricing services against the actual prices at which it purchases and sells its investments. Based on the results of the benchmark analysis and the Company’s experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, including the use of an independent valuation firm. The Company intends to periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors intend to review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The Company valued its TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the fair value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation primarily on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect a price that market participants may be willing to pay for an investment. These valuations are sent to the Company for review and testing. The Company reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of the quarterly valuation process. To the extent the Company has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuations will be discussed or challenged pursuant to the terms of the TRS. The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy for the period from January 31, 2012 (Inception) through December 31, 2012. The Company’s policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that causes the transfer.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period from January 31, 2012 (Inception) through December 31, 2012:

	First Lien Senior Secured Term Loans	Total Return Swap	Total
Balance, as of January 31, 2012	$—	$—	$—
Investments purchased	1,972,500	—	1,972,500
Net realized gain	44	—	44
Net change in unrealized appreciation(1)	9,933	12,493	22,426
Accretion of discount	67	—	67
Sales and redemptions	(2,500)	—	(2,500)
Balance, as of December 31, 2012	$1,980,044	$12,493	$1,992,537

(1) Represents the amount of total gains/losses for the period included in the change in unrealized appreciation on investments and change in unrealized appreciation on total return swap still held at the reporting date.

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2012 were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured First Lien Term Loans	$1,980,044	Discounted cash flow	Discount rates	5.5% - 7.5%(6.4%)

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien term loans are the discount rates. A significant increase or decrease in the discount rates would result in a significantly lower or higher fair value measurement, respectively.

The Company does not believe any inputs in the fair value measurement of the TRS are significant unobservable inputs.

Note 8. Borrowings

In June 2012, the Company entered into an unsecured financing arrangement for directors and officers insurance in an amount of $179,180. Payments under the financing arrangement are due in 10 equal installments ending on April 19, 2013. Amounts due prior to the commencement of operations on December 17, 2012 of approximately $123,000 were paid by IIG and are subject to reimbursement by the Company.  As of December 31, 2012, $72,682 was outstanding under the financing arrangement at an interest rate of 3.99%. For purposes of the asset coverage ratio test applicable to the Company as a BDC, this amount is treated as a senior security.

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 9. Share Repurchase Program

Beginning in the first quarter of 2014 and on a quarterly basis thereafter, the Company intends to offer to repurchase shares on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s shareholders or would violate applicable law.

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

Note 10. Commitments and Contingencies

The Company entered into certain contracts with other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to such indemnifications to be remote.

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 11. Financial Highlights

The following is a schedule of financial highlights as of and for the period from January 31, 2012 (Inception) through December 31, 2012:

Per share data(1):
Net asset value at beginning of period	$—
Results of operations:
Net investment income(2)	0.01
Net realized and net change in unrealized appreciation on investments	0.02
Net change in unrealized appreciation on total return swap	0.02
Net increase in net assets resulting from operations	0.05
Capital share transactions:
Issuance of common stock, net of issuance costs(3)	9.00
Amortization of deferred offering expenses(4)	(0.08)
Net increase in net assets resulting from capital share transactions	8.92
Net asset value at end of period	$8.97
Shares of common stock outstanding at end of period	500,338
Total return(5)	(0.35%	)

Net assets at beginning of period(6)	$4,503,049
Net assets at end of period	$4,487,115

Ratio/Supplemental data(6):
Ratio of net investment income to average net assets(7)	0.06%
Ratio of operating expenses to average net assets(7)	0.00%
Ratio of incentive fees to average net assets(8)	0.10%
Ratio of expenses reimbursed from IIG to average net assets	2.60%
Portfolio turnover rate(9)	0.13%
Asset coverage ratio(10)	3.02

(1)	The per share data was derived by using the weighted average share of common stock outstanding from the commencement of operations on December 17, 2012 through December 31, 2012.
(2)	Net investment income per share includes the expense reimbursement from IIG of $0.23 per share for the period.
(3)	Represents issuance of common stock on a per share basis.
(4)	Represents the amortization of deferred offering expenses.
(5)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value per share on the first day of the period (December 17, 2012) and a sale at the current net asset value per share on the last day of the period. Total returns covering less than a full period are not annualized.

(6)	The net assets at the beginning of period were derived from the commencement of operations on December 17, 2012.
(7)	Excluding the expense reimbursement from IIG during the period, the ratios of net investment income (loss) and operating expense to average net assets would have been (2.5%) and 2.6%, respectively.
(8)	Represents the capital gains incentive fee as the Company did not earn a subordinated incentive fee on income during 2012.
(9)	Portfolio turnover rate is calculated using the year-to-date sales over the average of the invested assets at fair value and is not annualized.
(10)
Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period, divided by (ii) total senior securities outstanding at the end of the period. For purposes of the asset coverage ratio test applicable  to the Company as a business development company, the Company regards the outstanding TRS notional amount at the end of the period, less the total amount of cash collateral posted by Flatiron under the TRS, as a senior security for the life of the TRS.

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 12. Selected Quarterly Financial Data (unaudited)

The following is the selected quarterly financial data as of and for the period from January 31, 2012 (Inception) through December 31, 2012. The following information reflects all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Investment income	$-	$-	$-	$2,692
Net investment income	-	-	-	2,692
Net realized and unrealized gain on investments and total return swap	-	-	-	22,470
Net increase in net assets resulting from operations	$-	$-	$-	$25,162
Basic and diluted earnings per share of common stock	$-	$-	$-	$0.05
Net asset value per share of common stock at end of quarter	$9.00	$9.00	$9.00	$8.97
Weighted average shares of common stock outstanding	111	111	111	500,338

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period from January 31, 2012 (Inception) through December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our Co-Chief Executive Officers and Chief Financial Officer determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosures included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

This annual report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Shareholders with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements
		See index to consolidated financial statements included as Item 8 to this Annual Report on Form 10-K hereof.
	2.	Financial Statement Schedules
		Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
	3.	Exhibits

Exhibit Number	Description of Document

3.1
Articles of Amendment and Restatement of the Articles of Incorporation of CĪON Investment Corporation (Incorporated by reference to Exhibit (A)(2) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

3.2
Second Articles of Amendment and Restatement of the Articles of Incorporation of CĪON Investment Corporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2012 (File No. 814-00941)).

3.3
Bylaws of CĪON Investment Corporation (Incorporated by reference to Exhibit (B) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

4.1
Form of Subscription Agreement (Incorporated by reference to Exhibit (D) to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form N-2 filed with the SEC on January 31, 2013 (File No. 333-178646)).

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

10.7
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of December 17, 2012, by and between Flatiron Funding, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.8
Confirmation Letter Agreement, dated as of December 17, 2012, by and between Flatiron Funding, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.9
Expense Support and Conditional Reimbursement Agreement dated as of January 30, 2013, by and between CĪON Investment Corporation and ICON Investment Group, LLC (Incorporated by reference to Exhibit (K)(5) to Post-Effective Amendment No.1 to Registrant’s Registration Statement on Form N-2 filed with the SEC on January 31, 2013 (File No. 333-178646)).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2013

CĪON Investment Corporation (Registrant)

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2013

CĪON Investment Corporation (Registrant)

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President, and Director (Principal Executive Officer)

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President, and Director (Principal Executive Officer)

By:	/s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Robert A. Breakstone
Robert A. Breakstone
Director

By:	/s/ James J. Florio
James J. Florio
Director

By:	/s/ Aron I. Schwartz
Aron I. Schwartz
Director

85