Form 10-Q
period 2013-03-31
CION Investment Corp
filed 2013-05-16
CIK 1534254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☐  No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 10, 2013 was 2,699,587.

CĪON INVESTMENT CORPORATION TABLE OF CONTENTS FORM 10-Q
Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	1

Consolidated Statement of Operations for the three months ended March 31, 2013 (unaudited)	2

Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2013 and for the Period from January 31, 2012 (Inception) through March 31, 2012 (unaudited)	3

Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and for the Period from January 31, 2012 (Inception) through March 31, 2012 (unaudited)	4

Consolidated Schedule of Investments as of March 31, 2013 (unaudited) and December 31, 2012	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	43

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Mine Safety Disclosures	45

Item 5. Other Information	45

Item 6. Exhibits	46

Signatures	48

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation
Consolidated Balance Sheets
	March 31, 2013	December 31, 2012
	(unaudited)
Assets

Investments, at fair value (amortized cost of $12,731,185 and $3,787,873, respectively)	$12,865,400	$3,797,806
Cash	9,550	-
Due from counterparty	3,490,731	729,325
Reimbursement from IIG, net(1)	336,307	25,807
Deferred offering expenses, net	712,329	958,904
Prepaid expenses	61,370	105,802
Interest receivable on investments	40,737	187
Receivable due on investments sold and repaid	519,375	-
Unrealized appreciation on total return swap(2)	343,783	12,493
Receivable due on total return swap(2)	334,080	-
Total assets	$18,713,662	$5,630,324

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$2,487,500	$990,000
Shareholders' distributions payable(3)	91,161	-
Accounts payable and accrued expenses	427,096	57,427
Commissions payable	-	23,100
Financing arrangement	18,260	72,682
Total liabilities	3,024,017	1,143,209

Commitments and contingencies(Note 10)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
1,712,123 and 500,338 shares issued and outstanding, respectively	1,712	500
Capital in excess of par value	15,252,393	4,461,453
Accumulated undistributed net investment (loss) income	(43,992)	2,692
Accumulated undistributed net realized gain from investments	1,534	44
Accumulated net unrealized appreciation on investments	134,215	9,933
Accumulated net unrealized appreciation on total return swap(2)	343,783	12,493
Total shareholders' equity	15,689,645	4,487,115

Total liabilities and shareholders' equity	$18,713,662	$5,630,324

Net asset value per share of common stock at end of period	$9.16	$8.97
Shares of common stock outstanding	1,712,123	500,338

(1) See Note 3 for a discussion of expense reimbursements from ICON Investment Group, LLC, or IIG.
(2) See Note 6 for a discussion of the Company’s total return swap agreement.
(3) See Note 4 for a discussion of the source of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statement of Operations

(unaudited)

Three Months Ended March 31, 2013(1)
Investment income
Interest income	$68,126

Operating expenses
Management fees	44,742
Administrative services expense	263,555
Capital gains incentive fee(2)	117,023
General and administrative(3)	508,863
Total expenses	934,183
Less: expense reimbursement from IIG(4)	(819,373)
Net operating expenses	114,810
Net investment loss	(46,684)

Realized and unrealized gain
Net realized gain from investments	4,533
Net change in unrealized appreciation on investments	124,282
Net realized gain on total return swap(5)	205,723
Net change in unrealized appreciation on total return swap(5)	331,290
Total net realized and unrealized gain	665,828

Net increase in net assets resulting from operations	$619,144

Per share information—basic and diluted

Net increase in net assets per share resulting from operations	$0.53

Weighted average shares of common stock outstanding	1,164,423

(1)	The Company commenced operations on December 17, 2012. Accordingly, there is no consolidated statement of operations data available for the three months ended March 31, 2012.
(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(3)	See Note 8 for further details of the Company's general and administrative expenses.
(4)	See Note 3 for a discussion of expense reimbursements received by the Company from IIG.
(5)	See Note 6 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months Ended March 31, 2013	For the Period from January 31, 2012 (Inception) through March 31, 2012

Changes in net assets from operations:
Net investment loss	$(46,684)	$-
Net realized gain from investments	4,533	-
Net change in unrealized appreciation on investments	124,282	-
Net realized gain on total return swap(1)	205,723	-
Net change in unrealized appreciation on total return swap(1)	331,290	-
Net increase in net assets resulting from operations	619,144	-
Shareholder distributions:
Distributions from net realized gains	(208,766)	-
Net decrease in net assets from shareholder distributions	(208,766)	-
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $1,127,904 and $0, respectively	11,007,314	1,000
Reinvestment of shareholder distributions	31,413	-
Amortization of deferred offering expenses	(246,575)	-
Net increase in net assets resulting from capital share transactions	10,792,152	1,000

Total increase in net assets	11,202,530	1,000
Net assets at beginning of period	4,487,115	-
Net assets at end of period	$15,689,645	$1,000

Net asset value per share of common stock at end of period	$9.16	$9.00
Shares of common stock outstanding at end of period	1,712,123	111

Undistributed net investment income at end of period	$-	$-

(1) See Note 6 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2013	For the Period from January 31, 2012 (Inception) through March 31, 2012
Operating activities:
Net increase in net assets resulting from operations	$619,144	$-
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(2,151)	-
Proceeds from principal repayment of investments	15,000	-
Purchase of investments	(6,653,990)	-
Net change in short term investments	(2,802,013)	-
Proceeds from sale of investments	504,375	-
Net realized gain from investments	(4,533)	-
Net change in unrealized appreciation on investments	(124,282)	-
Net change in unrealized appreciation on total return swap	(331,290)	-
Due from counterparty	(2,761,406)	-
Reimbursement from IIG, net	(310,500)	-
Prepaid expenses	44,432	-
Interest receivable on investments	(40,550)	-
Receivable due on investments sold and repaid	(519,375)	-
Receivable due on total return swap	(334,080)	-
Payable for investments purchased	1,497,500	-
Accounts payable and accrued expenses	369,518	-
Net cash used in operating activities	(10,834,201)	-

Financing activities:
Gross proceeds from issuance of common stock	12,135,218	1,000
Commissions and dealer manager fees paid	(1,150,853)	-
Reinvestment of shareholder distributions	31,413	-
Shareholder distributions paid	(117,605)	-
Repayment of financing arrangement	(54,422)	-
Net cash provided by financing activities	10,843,751	1,000

Net increase in cash	9,550	1,000
Cash, beginning of period	-	-
Cash, end of period	$9,550	$1,000

Supplemental non-cash financing activities:
Deferred offering expenses charged to shareholders' equity	$246,575	$-
Shareholders' distributions payable	$91,161	$-

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

March 31, 2013

(unaudited)

Portfolio Company(a)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(b)
Senior Secured First Lien Term Loans - 36.4%
Captive Resources Midco, LLC, L+550, 1.25% LIBOR Floor, 10/31/2018	Insurance	$995,000	$978,509	$977,588
CHI Overhead Doors, L+425, 1.25% LIBOR Floor, 3/18/2019(c)	Building Materials	1,000,000	995,000	1,009,375
Merrill Corp., L+625, 1.00% LIBOR Floor, 3/8/2018	Printing & Publishing	701,000	694,027	702,577
Orbitz Worldwide, L+675, 1.25% LIBOR Floor, 3/25/2019(d)	Entertainment & Leisure	500,000	495,004	505,938
Plano Molding Co Inc., L+425, 1.00% LIBOR Floor, 12/21/2017	Chemicals	987,500	978,241	992,437
Total Safety W3, L+450, 1.25% LIBOR Floor, 3/13/2020(c)	Professional & Business Services	500,000	497,500	505,210
Westway Group, L+400, 1.00% LIBOR Floor, 2/27/2020	Food & Beverage	1,000,000	995,101	1,009,375
Total Senior Secured First Lien Term Loans			5,633,382	5,702,500
Senior Secured Second Lien Term Loans - 16.2%
Centaur Gaming, L+750, 1.25% LIBOR Floor, 2/20/2020(c)	Gaming & Hotels	500,000	495,000	510,000
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	Professional & Business Services	1,000,000	995,335	1,004,375
Healogics, Inc, L+800, 1.25% LIBOR Floor, 2/5/2020	Healthcare	500,000	495,019	516,250
SESAC Holdco II, LLC, L+875, 1.25% LIBOR Floor, 8/8/2019	Media	500,000	492,674	512,500
Total Senior Secured Second Lien Term Loans			2,478,028	2,543,125
Short Term Investments - 29.4%(e)
First American Treasury Obligations Fund, Class Z Shares(f)		4,619,775	4,619,775	4,619,775
Total Short Term Investments			4,619,775	4,619,775
TOTAL INVESTMENTS - 82.0%			$12,731,185	$12,865,400
OTHER ASSETS IN EXCESS OF LIABILITIES - 18.0%				$2,824,245
NET ASSETS - 100%				$15,689,645

TOTAL RETURN SWAP - 2.2%		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (see Note 6)		$13,961,686		$343,783

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except for investments specifically identified as non-qualifying. The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.

(b)		Fair value determined by the Company’s board of directors (see Note 7).
(c)		Position or portion thereof unsettled as of March 31, 2013.
(d)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2013, 96.8% of the Company’s total assets represented qualifying assets. In addition, as described in Note 6, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 86.4% of the Company’s total assets represented qualifying assets as of March 31, 2013.

(e)		Short term investments represent highly liquid investments with original maturity dates of three months or less.
(f)		Effective yield as of March 31, 2013 is <0.01%.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2012

Portfolio Company(a)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(b)
Senior Secured First Lien Term Loans - 44.1%
Captive Resources Midco, LLC, L+550, 1.25% LIBOR Floor, 10/31/2018	Insurance	$997,500	$980,111	$980,044
Plano Molding Co Inc., L+450, 1.25% LIBOR Floor, 12/21/2017(c)	Chemicals	1,000,000	990,000	1,000,000
Total Senior Secured First Lien Term Loans			1,970,111	1,980,044
Short Term Investments - 40.5%(d)
First American Treasury Obligations Fund, Class Z Shares(e)		1,817,762	1,817,762	1,817,762
Total Short Term Investments			1,817,762	1,817,762
TOTAL INVESTMENTS - 84.6%			$3,787,873	$3,797,806
OTHER ASSETS IN EXCESS OF LIABILITIES - 15.4%				$689,309
NET ASSETS - 100%				$4,487,115

TOTAL RETURN SWAP - 0.3%		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (see Note 6)		$2,883,100		$12,493

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940. The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.

(b)		Fair value determined by the Company’s board of directors (see Note 7).
(c)		Position or portion thereof unsettled as of December 31, 2012.
(d)		Short term investments represent highly liquid investments with original maturity dates of three months or less.
(e)		Effective yield as of December 31, 2012 is <0.01%.

See accompanying notes to consolidated financial statements.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Since commencing its initial public offering and through May 10, 2013, the Company has sold 2,699,587 shares of common stock for gross proceeds of approximately $26,735,000 at an average price per share of $9.90. As of March 31, 2013, the Company sold 1,712,123 shares for gross proceeds of approximately $16,806,000 at an average price per share of $9.82.

On December 28, 2012, January 31, 2013, March 14, 2013 and May 15, 2013, the Company’s board of directors increased the public offering price per share of common stock under the Company’s offering to $10.04, $10.13, $10.19 and $10.24 per share, respectively, to ensure that the associated net offering price per share, exclusive of sales load ($9.04, $9.12, $9.17 and $9.22 per share, respectively) equaled or exceeded the net asset value per share on each subsequent subscription closing date and distribution reinvestment date.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2012 and for the period from January 31, 2012 (Inception) through December 31, 2012 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The December 31, 2012 consolidated balance sheet and the consolidated schedule of investments are derived from the 2012 audited consolidated financial statements.

Prior to satisfying the minimum offering requirement on December 17, 2012, the Company had no operating activities except for matters relating to its organization and registration as a non-diversified, closed-end management investment company. As a result, there is no consolidated statement of operations data for the three months ended March 31, 2012.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current period presentation.

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

Short Term Investments

Short term investments include an investment in a U.S. Treasury Obligations Fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $4,619,775 of such investments at March 31, 2013, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

Organization Costs

Organization costs include, among other things, the cost of organizing the Company as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. All organization costs have been funded by IIG and its affiliates and there is no liability for these organization costs to the Company until IIG submits such costs for reimbursement. The Company will expense organization costs when incurred, if and when IIG submits such costs for reimbursement. At March 31, 2013, IIG and its affiliates have incurred approximately $192,000 of organization costs, which may be subject to reimbursement by the Company. No additional organization costs have been incurred subsequent to March 31, 2013 (see Note 3).

Offering Expenses

Offering expenses include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statement in connection with the public offering of the Company’s shares. Certain offering expenses have been funded by IIG and its affiliates and there is no liability for these offering expenses to the Company until IIG and its affiliates submit such costs for reimbursement. Upon meeting the minimum offering requirement on December 17, 2012, the Company incurred and capitalized offering expenses of $1,000,000 that were submitted for reimbursement by IIG. These expenses are amortized over a twelve month period as an adjustment to capital in excess of par value. The Company will expense any additional offering expenses if and when IIG submits such costs for reimbursement. The unamortized balance of these expenses is reflected in the consolidated balance sheets as deferred offering expenses, net. At March 31, 2013, IIG and its affiliates have incurred approximately $825,000 of unreimbursed offering expenses, which may be subject to reimbursement by the Company. No additional offering expenses have been incurred subsequent to March 31, 2013 (see Note 3).

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Book and tax basis differences relating to permanent differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP. During the three months ended March 31, 2013, the Company declared distributions of approximately $209,000.

Uncertainty in Income Taxes

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by the taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. As of and for the three months ended March 31, 2013, the Company did not have any uncertain tax positions.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may materially differ from those estimates.

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

For each investment, CIM will attempt to obtain the most recent closing public market price. If no sales of such investment occurred on the determination date, such investment will be valued at the midpoint of the “bid” and the “ask” price at the close of business on such day. Portfolio securities that carry certain restrictions on sale will typically be consistently valued at a discount from the public market value of the security. Loans or investments traded over the counter and not listed on an exchange are valued at a price obtained from third-party pricing services, including, where appropriate, multiple broker dealers, as determined by CIM.

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

Any securities or other assets that are not publicly traded or for which a market price is not otherwise readily available will be valued at a price that reflects such security’s fair value. With respect to such investments, the investments will be reviewed and valued using one or more of the following types of analyses:

               i.      Market comparable statistics and public trading multiples discounted for illiquidity, minority ownership and other factors for companies with similar characteristics.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

              ii.      Valuations implied by third-party investments in the applicable portfolio companies.

            iii.      Discounted cash flow analysis, including a terminal value or exit multiple.

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

•         multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in some cases, book value or liquidation value; and

•         other factors deemed applicable.

All of these factors may be subject to adjustment based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners, or acquisition, recapitalization, and restructuring expenses or other related or non-recurring items. The choice of analyses and the weight assigned to such factors may vary across investments and may change within an investment if events occur that warrant such a change.

Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.

Given the expected types of investments, excluding short term investments that are classified as Level 1, the Company expects portfolio holdings to be classified as Level 2 or Level 3. Due to the uncertainty inherent in the valuation process, particularly for Level 2 and Level 3 investments, such fair value estimates may differ materially from the values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses that the Company ultimately realizes on these investments to materially differ from the valuations currently assigned.

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

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

Derivative Instrument

The Company’s only derivative instrument is a total return swap, or TRS. The Company marks its derivative to market through net changes in unrealized appreciation (depreciation) on the TRS in the consolidated statement of operations.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory agreement the Company entered into with CIM, the incentive fee on capital gains earned on liquidated investments of the Company’s investment portfolio during operations is determined and payable in arrears as of the end of each calendar year. Such fee will equal 20% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a cumulative basis and to the extent that all realized capital losses and unrealized capital depreciation exceed realized capital gains as well as the aggregate realized net capital gains for which a fee has previously been paid, the Company would not be required to pay CIM a capital gains incentive fee. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

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

The Company began accruing fees under the investment advisory agreement on December 17, 2012, upon the commencement of the Company’s operations. For the three months ended March 31, 2013, CIM earned $44,742 in management fees. For the three months ended March 31, 2013, all management fees were reimbursed by IIG in accordance with the expense support and conditional reimbursement agreement entered into with IIG, or the expense support and conditional reimbursement agreement.

The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2013, the Company recorded capital gains incentive fees of $117,023 based on the performance of its investment portfolio, of which $74,972 was based on net unrealized gains and $42,051 was based on realized gains. For the three months ended March 31, 2013, all incentive fees were reimbursed by IIG in accordance with the expense support and conditional reimbursement agreement.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse the Company for expenses in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. Pursuant to the expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies exceeds the distributions paid by the Company to its shareholders. For the three months ended March 31, 2013, the total expense reimbursement from IIG was $819,373 relating to certain operating expenses.

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG, which are subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For a significant time after the commencement of its offering, a substantial portion of the Company’s distributions may result from expense reimbursements from IIG, which are subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or IIG continues to make such expense reimbursements. Shareholders should also understand that the Company’s future repayments will reduce the distributions that they would otherwise receive.  There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.  IIG has no obligation to provide expense reimbursements to the Company in future periods. For the three months ended March 31, 2013, if expense reimbursements from IIG of $819,373 were not supported, none of the distributions would be a return of capital.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by the Company for the three months ended December 31, 2012 and March 31, 2013.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Eligible for Reimbursement through
December 31, 2012	$116,706	$-	$116,706	December 31, 2015
March 31, 2013	819,373	-	819,373	March 31, 2016
Total	$936,079	$-	$936,079

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, the Company may or may not be requested to reimburse any of these costs by IIG. As of March 31, 2013, the net reimbursement from IIG was $336,307.

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

The Company entered into an administration agreement with CIM’s affiliate, ICON Capital, LLC, formerly known as ICON Capital Corp., or ICON Capital, pursuant to which ICON Capital furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. ICON Capital is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement will be for the lower of ICON Capital’s actual costs or the amount that the Company would be required to pay for comparable administrative services in the same geographic location. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital. For the three months ended March 31, 2013, the Company incurred administrative services expense from ICON Capital of $263,555. All of these charges were related to the cost of administrative personnel for services provided to the Company. For the three months ended March 31, 2013, all administrative expenses were reimbursed by IIG in accordance with the expense support and conditional reimbursement agreement.

The Company’s payment of organization costs and offering expenses (including reimbursement of costs incurred by IIG and its affiliates) is capped at 1.5% of the gross proceeds from the offering. If the Company sells the maximum number of shares at its latest public offering price of $10.24 per share, effective as of May 16, 2013, then the Company estimates that it may incur up to approximately $15,360,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed. At March 31, 2013, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,017,000, of which $1,000,000 have been reimbursed by the Company. No additional organization costs or offering expenses have been incurred subsequent to March 31, 2013. The decision to fund the Company’s organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, the Company may or may not be requested to reimburse any costs funded by IIG and its affiliates. To the extent that payments of organization costs and offering expenses exceed the 1.5% cap at the end of the offering period, any excess amounts may be recoverable from IIG and its affiliates.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

On December 17, 2012, the Company and IIG net cash settled IIG’s purchase of 111,111 shares of the Company’s common stock at $9.00 per share and the Company’s payment to IIG of $1,000,000 for offering expenses submitted for reimbursement.

The Company has entered into certain agreements with ICON Securities, LLC, formerly known as ICON Securities Corp., or ICON Securities, whereby the Company pays certain fees and reimbursements. ICON Securities is entitled to receive a 3% dealer manager fee from the gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of the gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. For the three months ended March 31, 2013, the Company paid or accrued commissions of $769,635 to the selling dealers and $358,269 to ICON Securities.

Fees and other expenses paid or accrued by the Company to CIM or its affiliates were as follows:

Entity	Capacity	Description	Three Months Ended March 31, 2013
ICON Securities	Dealer-manager	Dealer-manager fees(1)	$358,269
CIM	Investment adviser	Management fees(2)(3)	44,742
CIM	Investment adviser	Incentive fees(2)(3)	117,023
ICON Capital	Administrative services provider	Administrative services expense(2)(3)	263,555
			$783,589
(1) Amount charged directly to equity.
(2) Amount charged directly to operations.
(3) Amount has been supported in connection with the expense support and conditional reimbursement agreement.

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

Indemnifications

The investment advisory agreement, the investment sub-advisory agreement, the administration agreement and the dealer manager agreement each provide certain indemnifications from the Company to the other relevant parties to such agreements.  The Company’s maximum exposure under these agreements is unknown. However, the Company has not experienced claims or losses pursuant to these agreements and believes the risk of loss related to such indemnifications to be remote.

Note 4. Distributions

The Company’s board of directors declared distributions for six record dates in the three months ended March 31, 2013. Declared distributions are paid monthly. The following table presents the cash distributions per share that were declared during the three months ended March 31, 2013:

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

	Distributions
Three Months Ended	Per Share	Amount
March 31, 2013	$0.1769	$208,766

On April 15, 2013, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.029721 per share each, which were paid on May 1, 2013 to shareholders of record on April 15, 2013 and April 30, 2013, respectively. On May 15, 2013, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.029721 per share and $0.029867 per share, payable on June 3, 2013 to shareholders of record as of May 15, 2013 and May 31, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company may fund cash distributions to shareholders in the future from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG, which are subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

The following table reflects the sources of the cash distributions that the Company has declared on its common stock during the three months ended March 31, 2013:

Source of Distribution	Distribution Amount	Percentage
Realized gain on investments and total return swap	$208,766	100%
Total	$208,766	100%

The Company’s net investment loss on a tax basis for the three months ended March 31, 2013 was $46,684. As of March 31, 2013, the Company had no tax-basis net investment income earned to distribute.

There were no differences between the Company’s GAAP-basis net investment loss and the Company’s tax-basis net investment loss.

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

As of March 31, 2013 and December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2013 (unaudited)	December 31, 2012
Undistributed net investment income	$-	$2,692
Undistributed net realized gain from investments	1,534	44
Net unrealized appreciation on investments and total return swap(1)	477,998	22,426
	$479,532	$25,162

(1)

As of March 31, 2013 and December 31, 2012, the gross unrealized appreciation on the Company’s investments and the underlying loans of the total return swap was $478,919 and $28,051, respectively. As of March 31, 2013 and December 31, 2012, the gross unrealized depreciation on the Company’s investments and the underlying loans of the total return swap was $921 and $5,625, respectively.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

The aggregate cost of the Company’s investments for federal income tax purposes totaled $12,731,185 and $3,787,873 as of March 31, 2013 and December 31, 2012, respectively. The aggregate net unrealized appreciation on a tax basis, including the Company’s TRS, was $477,998 and $22,426 as of March 31, 2013 and December 31, 2012, respectively.

Note 5. Investments

The composition of the Company’s investment portfolio as of March 31, 2013 and December 31, 2012 at amortized cost and fair value was as follows:

	March 31, 2013 (unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior Secured Term Loans - First lien(2)	$5,633,382	$5,702,500	44.3%	$1,970,111	$1,980,044	52.1%
Senior Secured Term Loans - Second lien(2)	2,478,028	2,543,125	19.8%	-	-	-%
Short term investments(3)	4,619,775	4,619,775	35.9%	1,817,762	1,817,762	47.9%
Total investments	$12,731,185	$12,865,400	100.0%	$3,787,873	$3,797,806	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on the Company’s investments.
(2)	The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.
(3)	Short term investments represent highly liquid investments with original maturity dates of three months or less.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

The table below shows the composition of the Company’s investment portfolio by industry classification and the percentage, by fair value, of the total investment portfolio assets in such industries as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (unaudited)		December 31, 2012
	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Professional & Business Services	$1,509,585	11.7%	$-	-%
Building Materials	1,009,375	7.8%	-	-%
Food & Beverage	1,009,375	7.8%	-	-%
Chemicals	992,437	7.7%	1,000,000	26.3%
Insurance	977,588	7.6%	980,044	25.8%
Printing & Publishing	702,577	5.5%	-	-%
Healthcare	516,250	4.0%	-	-%
Media	512,500	4.0%	-	-%
Gaming & Hotels	510,000	4.0%	-	-%
Entertainment & Leisure	505,938	4.0%	-	-%
U.S. Treasury Securities	4,619,775	35.9%	1,817,762	47.9%
Total	$12,865,400	100.0%	$3,797,806	100.0%

Note 6. Total Return Swap

On December 17, 2012, the Company, through its wholly-owned subsidiary, Flatiron Funding, LLC, or Flatiron, entered into a TRS with Citibank, N.A., or Citibank.  The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to as the TRS Agreement.

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

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

Citibank may terminate the TRS on or after December 17, 2013, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 60% of the maximum portfolio amount, multiplied by 1.25% per annum. The Company estimates the early termination fee would have been approximately $132,000 at March 31, 2013. Other than during the first nine months and last 180 days of the term of the TRS, Flatiron may be required to pay a minimum usage fee in connection with the TRS. At March 31, 2013, Flatiron was not subject to a minimum usage fee.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of March 31, 2013, the Company was in compliance with all covenants and reporting requirements.

For purposes of computing the capital gains incentive fee, the Company treats the net realized gains or losses on the sale or maturity of the underlying TRS loans as realized gains or losses on the TRS.  For purposes of computing the subordinated incentive fee on income, the Company treats the interest spread, which represents the difference between i) the interest and fees received on the underlying TRS loans and ii) the interest paid to Citibank on the settled notional value of the TRS loans, as pre-incentive fee net investment income on the TRS. Accordingly, all net realized economic benefits associated with the underlying TRS loans, if any, are included in the computation of either the capital gains incentive fee or the subordinated incentive fee on income. Any unrealized appreciation on the TRS is reflected in total assets on the Company’s consolidated balance sheets and included in the computation of the base management fee.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company will treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Flatiron under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the Securities and Exchange Commission, or SEC.

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

As of March 31, 2013, the fair value of the TRS was $343,783. The fair value of the TRS is reflected as unrealized appreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statement of operations as net change in unrealized appreciation on total return swap. As of March 31, 2013, Flatiron had selected 22 underlying loans with a total notional amount of $13,961,686 and posted $3,490,731 in cash collateral held by Citibank (of which only $3,490,422 was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2013:

Underlying Senior Secured Term Loans(a)	Industry	Notional Amount	Market Value(b)	Unrealized Appreciation
ABB Concise Optical Group, LLC, L+425, 1.25% LIBOR Floor, 2/6/2019	Healthcare	$497,500	$502,815	$5,315
American Petroleum Tankers Parent LLC, L+350, 1.25% LIBOR Floor, 10/2/2019	Shipping & Ship Building	497,500	500,000	2,500
ATI Holdings, Inc, L+450, 1.25% LIBOR Floor, 12/21/2019	Healthcare	493,763	504,361	10,598
Avaya Inc, L+675, 1.25% LIBOR Floor, 3/31/2018	Telecommunications	1,005,000	1,005,630	630
Berlin Packaging LLC, L+350, 1.25% LIBOR Floor, 4/2/2020	Chemicals	497,500	504,375	6,875
Centaur Gaming, L+400, 1.25% LIBOR Floor, 2/20/2019	Gaming & Hotels	497,500	506,875	9,375
Cole Haan LLC, L+450, 1.25% LIBOR Floor, 2/1/2020	Textile & Apparel Mfg.	497,500	505,625	8,125
EMG Utica LLC, L+375, 1.00% LIBOR Floor, 3/27/2020	Oil & Gas	497,500	501,875	4,375
FairPoint Communications, L+625, 1.25% LIBOR Floor, 2/14/2019	Telecommunications	429,032	439,320	10,288
Integra Telecom, Inc, L+475, 1.25% LIBOR Floor, 2/22/2019	Telecommunications	495,000	506,330	11,330
Milacron, L+325, 1.00% LIBOR Floor, 3/28/2020(c)	Machinery	497,500	503,125	5,625
Moneygram International Inc, L+325, 1.00% LIBOR Floor, 3/28/2020(c)	Professional & Business Services	1,000,000	1,008,750	8,750
Peppermill Casinos, L+600, 1.25% LIBOR Floor, 11/9/2018	Gaming & Hotels	985,038	1,017,450	32,412
Safe-Guard Products International, LLC, L+600, 1.25% LIBOR Floor, 12/21/2018	Financial Services	898,349	945,630	47,281
SESAC Holdco II, LLC, L+475, 1.25% LIBOR Floor, 2/8/2019	Media	493,763	502,491	8,728
SRA International, L+525, 1.25% LIBOR Floor, 7/20/2018	Computers & Electronics	952,500	996,250	43,750
Sutherland Global Services, L+600, 1.25% LIBOR Floor, 3/6/2019 (c)	Professional & Business Services	978,503	984,537	6,034
Tervita, L+500, 1.25% LIBOR Floor, 5/15/2018 (c)	Ecological	547,470	559,570	12,100
TransFirst Holdings, Inc., L+500, 1.25% LIBOR Floor, 12/27/2017	Computers & Electronics	493,762	505,453	11,691
Waupaca Foundry, Inc., L+450, 1.25% LIBOR Floor, 6/29/2017	Steel	493,750	499,305	5,555
WideOpenWest Finance LLC, L+375, 1.00% LIBOR Floor, 4/1/2019	Telecommunications	717,000	723,123	6,123
Washington Inventory Services, L+450, 1.25% LIBOR Floor, 12/20/2018	Professional & Business Services	496,256	501,867	5,611
Total		$13,961,686	$14,224,757	263,071
	Total Interest Income, Net of Expenses on TRS			80,712
	Total Fair Value of TRS			$343,783

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying. The Company does not control and is not an affiliate of any of the  companies that are issuers of the underlying loans subject to the TRS.

(b)		Fair value determined by the Company’s board of directors (see Note 7).
(c)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2013, 96.8% of the Company’s total assets represented qualifying assets. In addition, as described in Note 6, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 86.4% of the Company’s total assets represented qualifying assets as of March 31, 2013.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2012:

Underlying Senior Secured Term Loans(a)	Industry	Notional Amount	Market Value(b)	Unrealized Appreciation / (Depreciation)
Peppermill Casinos Inc., L+600, 1.25% LIBOR Floor, 11/9/18	Gaming and Hotels	$492,500	$486,875	$(5,625)
Safe-Guard Products International, LLC, L+600, 1.25% LIBOR Floor, 12/21/18	Financial Services	900,600	905,340	4,740
Sequa Corporation, L+400, 1.25% LIBOR Floor, 6/19/17	Aerospace/Defense	497,500	502,655	5,155
TransFirst Holdings, Inc., L+500, 1.25% LIBOR Floor, 12/27/17	Computers & Electronics	495,000	500,000	5,000
Washington Inventory Service, L+450, 1.25% LIBOR Floor, 12/20/18	Professional & Business Services	497,500	500,625	3,125
Total		$2,883,100	$2,895,495	12,395
	Total Interest Income, Net of Expenses on TRS			98
	Total Fair Value of TRS			$12,493

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act. The Company does not control and is not an affiliate of any of the  companies that are issuers of the underlying loans subject to the TRS.

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

ASC Topic 820 establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

•      Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs used in the determination of fair value may require significant management judgment or estimation. Such information may be the result of consensus pricing information or broker quotes that include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by the disclaimer would result in classification as a Level 3 asset, assuming no additional corroborating evidence.

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of March 31, 2013, according to the fair value hierarchy:

Valuation Inputs	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$-	$-	$4,619,775	$-
Level 2—Significant other observable inputs	-	-	-	-
Level 3—Significant unobservable inputs	5,702,500	2,543,125	-	343,783
	$5,702,500	$2,543,125	$4,619,775	$343,783

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of December 31, 2012, according to the fair value hierarchy:

Valuation Inputs	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$-	$-	$1,817,762	$-
Level 2—Significant other observable inputs	-	-	-	-
Level 3—Significant unobservable inputs	1,980,044	-	-	12,493
	$1,980,044	$-	$1,817,762	$12,493

The Company’s investments as of March 31, 2013, excluding short term investments, primarily consisted of debt securities that are traded on a private over-the-counter market for institutional investors. Except for investments specifically identified, the Company valued its portfolio investments by using market comparables, discounted cash flow models and independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the pricing service from dealers on the determination date of the relevant period end.

The Company’s investments as of December 31, 2012, excluding short term investments, primarily consisted of debt securities that are traded on a private over-the-counter market for institutional investors. Except for investments specifically identified, the Company valued its portfolio investments by using market comparables, discounted cash flow models and independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the pricing service from dealers on the determination date of the relevant period end. One senior secured loan that was purchased near December 31, 2012 was valued at cost, as the Company determined that the cost of the investment was the best indication of its fair value.

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

The Company valued its TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the fair value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

the TRS are valued by Citibank. Citibank bases its valuation primarily on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect a price that market participants may be willing to pay for an investment. These valuations are sent to the Company for review and testing. The Company reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of the quarterly valuation process. To the extent the Company has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuations will be discussed or challenged pursuant to the terms of the TRS. As a result of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that the total fair value of the TRS should be classified as Level 3 within the fair value hierarchy. The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy for the three months ended March 31, 2013. The Company’s policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that causes the transfer.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2013:

	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Total Return Swap	Total
Balance, as of December 31, 2012	$1,980,044	$-	$12,493	$1,992,537
Investments purchased	4,176,490	2,477,500	-	6,653,990
Net realized gain	4,533	-	-	4,533
Net change in unrealized appreciation(1)	59,185	65,097	331,290	455,572
Accretion of discount	1,623	528	-	2,151
Sales and redemptions	(519,375)	-	-	(519,375)
Balance, as of March 31, 2013	$5,702,500	$2,543,125	$343,783	$8,589,408

(1)

Represents the amount of total gains/losses for the period included in the change in unrealized appreciation on investments and change in unrealized appreciation on total return swap still held at the reporting date.

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2013 were as follows:

	Fair Value(1)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured First Lien Term Loans	$5,702,500	Discounted cash flow	Discount rates	4.75% - 7.75% (5.98%)
Senior Secured Second Lien Term Loans	$2,543,125	Discounted cash flow	Discount rates	8.36% - 9.75% (8.96%)
(1) The TRS was valued in accordance with the TRS Agreement as discussed above.

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien and second lien term loans are the discount rates. A significant increase or decrease in the discount rates would result in a significantly lower or higher fair value measurement, respectively.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Note 8. General and Administrative Expense

General and administrative expense consists of the following items for the three months ended March 31, 2013:

Professional fees expense	$279,587
Marketing expense	86,640
Insurance expense	52,901
Director fees and expenses	7,839
Other expenses	81,896
General and administrative expense	$508,863

Note 9. Borrowings

In 2012, the Company entered into an unsecured financing arrangement with Flatiron Capital, an unaffiliated third party, for directors and officers insurance in an amount of approximately $179,000. Payments under the financing arrangement were due in 10 equal installments, with final payment on April 19, 2013. As of March 31, 2013, approximately $18,000 was outstanding under the financing arrangement at a fixed interest rate of 3.99%, which is included in financing arrangement on the Company’s consolidated balance sheets. For purposes of the asset coverage ratio test applicable to the Company as a BDC, this amount is treated as a senior security.

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Note 11. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended March 31, 2013 and as of December 31, 2012 and for the period from January 31, 2012 (Inception) through December 31, 2012:

	Three Months Ended March 31, 2013	For the Period from January 31, 2012 (Inception) through December 31, 2012
Per share data:(1)
Net asset value at beginning of period	$8.97	$-
Results of operations:
Net investment (loss) income(2)	(0.04)	0.01
Net realized and net change in unrealized appreciation on investments	0.11	0.02
Net realized and net change in unrealized appreciation on total return swap	0.46	0.02
Net increase in net assets resulting from operations	0.53	0.05
Shareholder distributions:
Distributions from net investment income	-	-
Distributions from net realized gains	(0.18)	-
Net decrease in net assets from shareholder distributions	(0.18)	-
Capital share transactions:
Issuance of common stock above net asset value(3)	0.05	9.00
Amortization of deferred offering expenses	(0.21)	(0.08)
Net (decrease) increase in net assets resulting from capital share transactions	(0.16)	8.92
Net asset value at end of period	$9.16	$8.97
Shares of common stock outstanding at end of period	1,712,123	500,338
Total investment return-net asset value(4)	4.04%	(0.35%)

Net assets at beginning of period(5)	$4,487,115	$4,503,049
Net assets at end of period	$15,689,645	$4,487,115
Average net assets	$10,088,380	$4,495,082

Ratio/Supplemental data:(5)
Ratio of net investment (loss) income to average net assets(6)	(0.46%)	0.06%
Ratio of operating expenses to average net assets(6)	1.14%	0.00%
Ratio of operating expenses to gross assets(6)	0.61%	0.00%
Ratio of expenses reimbursed from IIG to average net assets	8.12%	2.60%
Portfolio turnover rate(7)	10.80%	0.13%
Asset coverage ratio(8)	2.50	3.02

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

(1)

The per share data for the period from January 31, 2012 (Inception) through December 31, 2012 was derived by using the weighted average shares of common stock outstanding from the commencement of operations on December 17, 2012, through December 31, 2012.

(2)

Net investment (loss) income per share includes the expense reimbursement from IIG of $0.70 and $0.23 per share for the three months ended March 31, 2013 and the period from January 31, 2012 (Inception) through December 31, 2012, respectively.

(3)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date.

(4)

Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at 95% of the then public offering price on each monthly distribution payment date. The total investment return-net asset value for the period from January 31, 2012 (Inception) through December 31, 2012 was calculated by taking the difference between (i) the net asset value per share as of December 31, 2012 and (ii) the net asset value per share on the day the Company commenced operations (December 17, 2012), and dividing it by the net asset value per share on the day the Company commenced operations. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full period are not annualized.

(5)

For the period from January 31, 2012 (Inception) through December 31, 2012, the net assets at the beginning of the period were derived from the net assets from the commencement of operations on December 17, 2012.

(6)

Excluding the expense reimbursement from IIG during the period, the ratios of net investment (loss) income and operating expenses to average net assets would have been (8.58%) and 9.26%, respectively, for the three months ended March 31, 2013, and (2.54%) and 2.60%, respectively, for the period from January 31, 2012 (Inception) through December 31, 2012. Excluding the expense reimbursement from IIG during the period, the ratio of operating expenses to gross assets would have been 4.99% for the three months ended March 31, 2013 and 2.07% for the period from January 31, 2012 (Inception) through December 31, 2012.

(7)	Portfolio turnover rate is calculated using the year-to-date sales over the average of the invested assets at fair value and is not annualized.
(8)

Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period, divided by (ii) total senior securities outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding TRS notional amount at the end of the period, less the total amount of cash collateral posted by Flatiron under the TRS, as a senior security for the life of the TRS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” or similar terms include CĪON Investment Corporation and its consolidated subsidiaries.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the period from January 31, 2012 (Inception) through December 31, 2012. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

Portfolio Investment Activity for the Three Months Ended March 31, 2013 and the Period from January 31, 2012 (Inception) through December 31, 2012

For the three months ended March 31, 2013, we made investments in portfolio companies totaling $6,653,990. During the same period, we sold investments totaling $504,375 and received principal repayments of $15,000, and we recorded realized gains of $4,533 and unrealized appreciation on investments of $124,282.

As of March 31, 2013, our investment portfolio, excluding our short term investments and total return swap, consisted of interests in 11 portfolio companies (69% in first lien senior secured term loans and 31% in second lien senior secured term loans) with a total fair value of $8,245,625 and an average annual EBITDA of approximately $65.6 million. As of March 31, 2013, the investments in our portfolio were purchased at a weighted average price of

99.09% of par value. Our estimated gross annual yield on our investments was 7.23% based upon the purchase price of our investments.

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

As of March 31, 2013 and December 31, 2012, our short term investments included an investment in a U.S. Treasury Obligations Fund of $4,619,775 and $1,817,762, respectively, which is included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

Further, through a TRS (more fully described in “Financial Condition, Liquidity and Capital Resources” below), we obtained the economic benefit of owning investments in senior secured, first lien, floating-rate term loans of 22 and 5 portfolio companies as of March 31, 2013 and December 31, 2012, respectively.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior Secured Term Loans - First lien(2)	$5,633,382	$5,702,500	44.3%	$1,970,111	$1,980,044	52.1%
Senior Secured Term Loans - Second lien(2)	2,478,028	2,543,125	19.8%	-	-	-%
Short term investments(3)	4,619,775	4,619,775	35.9%	1,817,762	1,817,762	47.9%
Total investments	$12,731,185	$12,865,400	100.0%	$3,787,873	$3,797,806	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)	We do not control and are not an affiliate of any of the portfolio companies in our investment portfolio.
(3)	Short term investments represent highly liquid investments with original maturity dates of three months or less.

The following table summarizes the type of interest rates that our investment portfolio contained as of March 31, 2013 and December 31, 2012, excluding short term investments of $4,619,775 and $1,817,762, respectively:

	March 31, 2013 (unaudited)		December 31, 2012 (unaudited)
Interest Rate Allocation	Fair Value	Percentage of Investment Portfolio	Fair Value	Percentage of Investment Portfolio
Floating Interest Rate Investments	$8,245,625	100%	$1,980,044	100%
Fixed Interest Rate Investments	-	-	-	-
Total	$8,245,625	100%	$1,980,044	100%

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

The table below shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total investment portfolio assets in such industries as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (unaudited)		December 31, 2012
	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Professional & Business Services	$1,509,585	11.7%	$-	-%
Building Materials	1,009,375	7.8%	-	-%
Food & Beverage	1,009,375	7.8%	-	-%
Chemicals	992,437	7.7%	1,000,000	26.3%
Insurance	977,588	7.6%	980,044	25.8%
Printing & Publishing	702,577	5.5%	-	-%
Healthcare	516,250	4.0%	-	-%
Media	512,500	4.0%	-	-%
Gaming & Hotels	510,000	4.0%	-	-%
Entertainment & Leisure	505,938	4.0%	-	-%
U.S. Treasury Securities	4,619,775	35.9%	1,817,762	47.9%
Total	$12,865,400	100.0%	$3,797,806	100.0%

Investment Portfolio Asset Quality

CIM uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. These ratings are just one of several factors that CIM uses to monitor our portfolio, are not in and of themselves determinative of fair value or revenue recognition and are presented for indicative purposes. CIM grades the credit risk of all investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors.

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

The following table shows our debt investments on the 1 to 5 investment rating scale at fair value as of March 31, 2013 and December 31, 2012, excluding short term investments of $4,619,775 and $1,817,762, respectively:

	March 31, 2013 (unaudited)		December 31, 2012
Investment Rating	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
1	$-	-%	$-	-%
2	8,245,625	100.0%	1,980,044	100.0%
3	-	-%	-	-%
4	-	-%	-	-%
5	-	-%	-	-%
	$8,245,625	100.0%	$1,980,044	100.0%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the investment portfolio as a result of new investments, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio

As of May 10, 2013, our investment portfolio, excluding our short term investments, consists of interests in 20 first lien and second lien secured term loans primarily to private U.S. companies with an average annual EBITDA of $60.8 million. The investments were purchased at a weighted average price of 99.08% of par value and our estimated gross annual portfolio yield is 7.22%.

As of May 10, 2013, our short term investments include an investment in a U.S. Treasury Obligations Fund of approximately $3,513,000.

Further, as of May 10, 2013, through a TRS (more fully described in “Financial Condition, Liquidity and Capital Resources” below), we obtained the economic benefit of owning investments in senior secured, first and second lien, floating-rate loans of 37 portfolio companies.

Results of Operations

On December 17, 2012, we raised proceeds of $2,500,000 from persons not affiliated with us or CIM and commenced operations. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, no comparisons with the comparable 2012 period have been included. Operating results for the three months ended March 31, 2013 are as follows:

Investment income	$68,126
Net operating expenses	114,810
Net investment loss	(46,684)
Net realized gain from investments	4,533
Net change in unrealized appreciation on investments	124,282
Net realized gain on total return swap	205,723
Net change in unrealized appreciation on total return swap	331,290
Net increase in net assets resulting from operations	$619,144

Investment Income

For the three months ended March 31, 2013, we generated investment income of $68,126, which was primarily attributable to investments in 11 portfolio companies with a total par amount of approximately $8,184,000 as of March 31, 2013. We primarily generate revenue in the form of interest income on the debt securities that we hold and capital gains on debt or other equity interests that we acquire in portfolio companies. Our senior debt investments bear interest at a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued, but unpaid, interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

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

•                 fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

•                 costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

•                 brokerage commissions for our investments; and

•                 all other expenses incurred by CIM, AIM or us in connection with administering our business, including expenses incurred by CIM or AIM in performing its obligations, and the reimbursement of the compensation of our chief financial officer and chief compliance officer and their respective staffs paid by CIM, to the extent that each of them is not a person with a controlling interest in CIM or any of its affiliates, subject to the limitations included in the investment advisory and administration agreements, as applicable.

The composition of our operating expenses for the three months ended March 31, 2013 was as follows:

Management fees	$44,742
Administrative services expense	263,555
Capital gains incentive fee	117,023
General and administrative	508,863
Total expenses	934,183
Less: expense reimbursement from IIG	(819,373)
Net operating expenses	$114,810

Expense Reimbursement

Our affiliate, IIG, has agreed to reimburse us commencing with the quarter ended December 31, 2012 for expenses in an amount that is sufficient to: (i) ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to our investment income. Pursuant to the expense support and conditional reimbursement agreement, we will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders. We or IIG may terminate the expense support and conditional reimbursement agreement at any time. IIG has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. If we terminate the investment advisory agreement with CIM, we may be required to repay IIG all reimbursements funded by IIG within three years of the date of termination. The specific amount of expenses reimbursed by IIG, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that IIG will reimburse any portion of our expenses in future quarters. For the three months ended March 31, 2013, we recorded $819,373 of expense reimbursement from IIG in connection with the expense support and conditional reimbursement agreement.

The table below presents a summary of all expenses funded by IIG and the associated dates through which such expenses are eligible for reimbursement by us for the three months ended December 31, 2012 and March 31, 2013.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Eligible for Reimbursement through
December 31, 2012	$116,706	$-	$116,706	December 31, 2015
March 31, 2013	819,373	-	819,373	March 31, 2016
Total	$936,079	$-	$936,079

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse any such costs by IIG.

Net Investment Loss

Our net investment loss totaled $46,684 for the three months ended March 31, 2013.

Net Realized Gain from Investments

For the three months ended March 31, 2013, we recorded a net realized gain from investments of $4,533, which was primarily due to the sale of one investment for a gain of $4,375.

Net Change in Unrealized Appreciation on Investments

For the three months ended March 31, 2013, the net change in unrealized appreciation on our investments totaled $124,282. This change was primarily driven by the tightening of credit spreads as demand for senior loans increased during the quarter.

Net Realized Gain on TRS

For the three months ended March 31, 2013, we recorded a net realized gain on TRS of $205,723.  This realized gain was primarily due to 22 sale and refinancing transactions of all or part of certain underlying loans subject to the TRS for a gain of approximately $205,000.

Net Change in Unrealized Appreciation on TRS

For the three months ended March 31, 2013, our investments in the TRS had $331,290 of unrealized appreciation. This change was primarily driven by the tightening of credit spreads as demand for senior loans increased during the quarter.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2013, we recorded a net increase in net assets resulting from operations of $619,144.

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

We will sell our shares on a continuous basis at our latest public offering price of $10.24 per share, effective May 16, 2013; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who tender subscriptions for shares of our common stock in the offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each semi-monthly closing on the sale of shares of our common stock, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value no later than 48 hours prior to the time that we price our shares. In connection with each semi-monthly closing, we will, in each case if necessary, update the information contained in our prospectus by filing a prospectus supplement with the SEC, and we will also post any updated information to our website.

The net proceeds from our continuous offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of March 31, 2013, we had $4,619,775 in short term investments, primarily invested in U.S. government securities.

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

Citibank may terminate the TRS on or after December 17, 2013, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 60% of the maximum portfolio amount, multiplied by 1.25% per annum. We estimate the early termination fee would have been approximately $132,000 as of March 31, 2013. Other than during the first nine months and last 180 days of the term of the TRS, Flatiron may be required to pay a minimum usage fee in connection with the TRS. At March 31, 2013, Flatiron was not subject to a minimum usage fee.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. We are in compliance with these covenants and reporting requirements as of March 31, 2013.

For purposes of computing the capital gains incentive fee, we treat the net realized gains or losses on the sale or maturity of the underlying TRS loans as realized gains or losses on the TRS.  For purposes of computing the subordinated incentive fee on income, we treat the interest spread, which represents the difference between i) the interest and fees received on the underlying TRS loans and ii) the interest paid to Citibank on the settled notional value of the TRS loans, as pre-incentive fee net investment income on the TRS. Accordingly, all net realized economic benefits associated with the underlying TRS loans, if any, are included in the computation of either the capital gains incentive fee or the subordinated incentive fee on income. Any unrealized appreciation on the TRS is reflected in total assets on our consolidated balance sheets and included in the computation of the base management fee.

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

As of March 31, 2013, the fair value of the TRS was $343,783. The fair value of the TRS is reflected as unrealized appreciation on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statement of operations as net change in unrealized appreciation on total return swap. As of March 31, 2013, Flatiron had selected 22 underlying loans with a total notional amount of $13,961,686 and posted $3,490,731 in cash collateral held by Citibank (of which only $3,490,422 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets.

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

Our board of directors declared distributions for six record dates in the three months ended March 31, 2013. Declared distributions are paid monthly. The following table presents the cash distributions per share that were declared during the three months ended March 31, 2013:

	Distributions
Three Months Ended	Per Share	Amount
March 31, 2013	$0.1769	$208,766

On April 15, 2013, our board of directors declared two regular semi-monthly cash distributions of $ 0.029721 per share each, which were paid on May 1, 2013 to shareholders of record on April 15, 2013 and April 30, 2013, respectively. On May 15, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.029721 per share and $0.029867 per share, payable on June 3, 2013 to shareholders of record as of May 15, 2013 and May 31, 2013, respectively.  The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

We may fund our cash distributions to shareholders in the future from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG, which are subject to recoupment. We have not established limits on the amount of funds we may use from available sources to make distributions.

The following table reflects the sources of the cash distributions that we have declared on our common stock during the three months ended March 31, 2013:

Source of Distribution	Distribution Amount	Percentage
Realized gain on investments and total return swap	$208,766	100%
Total	$208,766	100%

Our net investment loss on a tax basis for the three months ended March 31, 2013 was $46,684. As of March 31, 2013, we had no tax-basis net investment income earned to distribute.

There were no differences between our GAAP-basis net investment loss and our tax-basis net investment loss.

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

As of March 31, 2013 and December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2013 (unaudited)	December 31, 2012
Undistributed net investment income	$-	$2,692
Undistributed net realized gain from investments	1,534	44
Net unrealized appreciation on investments and total return swap(1)	477,998	22,426
	$479,532	$25,162

(1)

As of March 31, 2013 and December 31, 2012, the gross unrealized appreciation on our investments and the underlying loans of our total return swap was $478,919 and $28,051, respectively. As of March 31, 2013 and December 31, 2012, the gross unrealized depreciation on our investments and the underlying loans of our total return swap was $921 and $5,625, respectively.

The aggregate cost of our investments for federal income tax purposes totaled $12,731,185 and $3,787,873 as of March 31, 2013 and December 31, 2012, respectively. The aggregate net unrealized appreciation on a tax basis, including our TRS, was $477,998 and $22,426 as of March 31, 2013 and December 31, 2012, respectively.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material adverse effect on our consolidated financial statements.

Critical Accounting Policies

For a detailed discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the period from January 31, 2012 (Inception) through December 31, 2012.  We consider these accounting policies critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements.

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

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in our investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which we refer to as the incentive fee on capital gains, will be an incentive fee on capital gains earned on liquidated investments from the portfolio and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee will equal 20% of our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.  On a cumulative basis and to the extent that all realized capital losses and unrealized capital depreciation exceed realized capital gains as well as the aggregate realized net capital gains for which a fee has previously been paid, we would not be required to pay CIM a capital gains incentive fee.

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

ICON Capital provides us with accounting, investor relations and other administrative services. We entered into an administration agreement with ICON Capital pursuant to which ICON Capital furnishes us with administrative services necessary to conduct our day-to-day operations. ICON Capital will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital.

In December 2012, pursuant to a private placement, IIG completed the purchase of 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. IIG will not tender its shares for repurchase as long as CIM remains our investment adviser. Further, in December 2012, pursuant to a private placement, Apollo Principal Holdings III, L.P., a subsidiary of Apollo, or APH III, completed the purchase of 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. APH III will not tender its shares for repurchase as long as AIM remains our sub-adviser.

Our affiliate, IIG, has agreed to reimburse us commencing with the quarter ended December 31, 2012 for expenses in an amount that is sufficient to: (i) ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to our investment income. Pursuant to the expense support and conditional reimbursement agreement, we will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders. We or IIG may terminate the expense support and conditional reimbursement agreement at any time. IIG has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. If we terminate the investment advisory agreement with CIM, we may be required to repay IIG all reimbursements funded by IIG within three years of the date of termination. The specific amount of expenses reimbursed by IIG, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that IIG will reimburse any portion of our expenses in future quarters. For the three months ended March 31, 2013, we recorded $819,373 of expense reimbursement from IIG in connection with the expense support and conditional reimbursement agreement.

We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG, which are subject to recoupment. We have not established limits on the amount of funds we may use from available sources to make distributions. For a significant time after the commencement of our offering, a substantial portion of our distributions may result from expense reimbursements from IIG, which are subject to repayment by us within three years.  The purpose of this arrangement is to avoid such distributions being characterized as returns of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or IIG continues to make such expense reimbursements. Shareholders should also understand that our future repayments will reduce the distributions that they would otherwise receive.  There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.  IIG has no obligation to provide expense reimbursements to us in future periods. For the three months ended March 31, 2013, if expense reimbursements from IIG of $819,373 were not supported, none of the distributions would be a return of capital.

The table below presents a summary of all expenses funded by IIG and the associated dates through which such expenses are eligible for reimbursement by us for the three months ended December 31, 2012 and March 31, 2013.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Eligible for Reimbursement through
December 31, 2012	$116,706	$-	$116,706	December 31, 2015
March 31, 2013	819,373	-	819,373	March 31, 2016
Total	$936,079	$-	$936,079

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse any such costs funded by IIG.

Our payment of organization costs and offering expenses (including reimbursement of costs incurred by IIG and its affiliates) is capped at 1.5% of the gross proceeds from our offering. If we sell the maximum number of shares at our latest public offering price of $10.24 per share, effective May 16, 2013, then we estimate that we may incur up to approximately $15,360,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed. At March 31, 2013, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,017,000, of which $1,000,000 have been reimbursed by us. No additional organization costs or offering expenses have been incurred subsequent to March 31, 2013.  The decision to fund our organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, we may or may not be requested to reimburse any costs funded by IIG and its affiliates. To the extent that payments of organization costs and offering expenses exceed the 1.5% cap at the end of the offering period, any excess amounts may be recoverable from IIG and its affiliates.

On December 17, 2012, we and IIG net cash settled IIG’s purchase of 111,111 shares of our common stock at $9.00 per share and our payment to IIG of $1,000,000 for offering expenses submitted for reimbursement.

The investment advisory agreement, the investment sub-advisory agreement, the administration agreement and the dealer manager agreement each provide certain indemnifications from us to the other relevant parties to such agreements.  Our maximum exposure under these agreements is unknown. However, we have not experienced claims or losses pursuant to these agreements and believe the risk of loss related to such indemnifications to be remote.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services that we expect to receive pursuant to our investment advisory agreement, the investment sub-advisory agreement, the administration agreement and the dealer-manager agreement. Any new investment advisory agreement would also be subject to approval by our shareholders.

Contractual Obligations

In 2012, we entered into an unsecured financing arrangement with Flatiron Capital, an unaffiliated third party, for directors and officers insurance in an amount of approximately $179,000. Payments under the financing arrangement were due in 10 equal installments, with final payment on April 19, 2013. As of March 31, 2013, approximately $18,000 was outstanding under the financing arrangement at a fixed interest rate of 3.99%, which is included in financing arrangement on our consolidated balance sheets. For purposes of the asset coverage ratio test applicable to us as a BDC, this amount is treated as a senior security.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2013, 100% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates, except for our short term investments, which are invested in U.S. Treasury securities and repurchase agreements and have fixed rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio and TRS Agreement in effect as of March 31, 2013:

LIBOR Basis Point Change	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 29 basis points	$38,316	3.4%
Current LIBOR	-	0.0%
Up 100 basis points	(112,624)	(9.9%)
Up 200 basis points	(38,905)	(3.4%)
Up 300 basis points	34,814	3.1%

(1)

Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities) plus 1.25% per annum on the full notional amount of the loans subject to the TRS. As of March 31, 2013, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

In addition, we may have risk regarding portfolio valuation. See Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the period from January 31, 2012 (Inception) through December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our registration statement on Form N-2, as amended, was declared effective by the SEC on July 2, 2012 (SEC File No. 333-178646). Our offering period commenced on July 2, 2012.

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2013.

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

Date: May 15, 2013

CĪON Investment Corporation (Registrant)

By	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Principal Executive Officer)

By	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Principal Executive Officer)

By	/s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer (Principal Financial and Accounting Officer)