Form 10-K/A
period 2012-12-31
CION Investment Corp
filed 2013-06-10
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

CĪON Investment Corporation (“CĪON”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013 (the “Original Filing”), solely for the purpose of amending Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Consolidated Financial Statements and Supplementary Data and Item 15. Exhibits, Financial Statement Schedules.  For ease of reference, the Amendment contains the complete text of Item 7, Item 8 and Item 15. In particular, CĪON has filed this Amendment in connection with a subsequent event related to the investment advisory agreement between CĪON and CĪON Investment Management, LLC (“CIM”). Under this agreement, CIM and certain of its affiliates (including ICON Investment Group, LLC (“IIG”)) are entitled to receive reimbursement of organization and offering costs of up to 1.5% of the gross proceeds raised until all organization and offering costs have been reimbursed. Previously, CĪON interpreted “raised” to mean all gross proceeds that CĪON expected to raise through completion of the offering of its shares, rather than actual gross proceeds raised through the date of the reimbursement. Consistent with such application and since CĪON believed it would raise at least $100 million through the completion of the offering of its shares, upon commencement of operations on December 17, 2012, CĪON issued 111,111 shares of CĪON’s common stock at $9.00 per share to IIG in lieu of payment of $1,000,000 for organization and offering expenses submitted for reimbursement. The transaction satisfied an independent obligation of IIG to invest $1,000,000 in CĪON’s shares. Through that date, CĪON had raised gross proceeds from unaffiliated outside investors of $2,639,439 and from affiliated investors of $2,000,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $69,592. With respect to any future reimbursements for organization and offering costs, CĪON will interpret the 1.5% cap based on actual gross proceeds raised at the time of such reimbursement. In addition, CĪON will not issue any of its shares or other securities for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization. Consistent with this interpretation, on May 30, 2013, IIG paid CĪON $1,000,000 plus interest accrued at a rate of 7% per annum. Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.

PART II

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

In December 2012, pursuant to a private placement, IIG completed the purchase of 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees (see "Subsequent Event" below). IIG will not tender its shares for repurchase as long as CIM remains our investment adviser. Further, in December 2012, pursuant to a private placement, Apollo Principal Holdings III, L.P., a subsidiary of Apollo, or APH III, completed the purchase of 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Apollo will not tender its shares for repurchase as long as AIM remains our sub-adviser.

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

Offering Expenses

Offering expenses include, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the public offering of our shares. Certain offering expenses have been funded by IIG and its affiliates and there is no liability for these offering expenses to us until IIG and its affiliates submit such costs for reimbursement. On December 17, 2012, we incurred and capitalized offering expenses of $1,000,000 that were submitted for reimbursement by IIG (see "Subsequent Event" below). These expenses are amortized over a twelve month period as an adjustment to capital in excess of par value. We will expense any additional offering expenses if and when IIG submits such costs for reimbursement. The unamortized balance of these expenses is reflected in our balance sheets as deferred offering expenses, net. At December 31, 2012, IIG and its affiliates have incurred approximately $825,000 of unreimbursed offering expenses, which may be subject to reimbursement by us. No additional offering expenses have been incurred subsequent to December 31, 2012. See “Related Party Transactions” below for more information on offering costs.

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

In December 2012, pursuant to a private placement, IIG completed the purchase of 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees (see "Subsequent Event" below). IIG will not tender its shares for repurchase as long as CIM remains our investment adviser. Further, in December 2012, pursuant to a private placement, APH III completed the purchase of 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Apollo will not tender its shares for repurchase as long as AIM remains our sub-adviser.

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

Our payment of organization costs and offering expenses (including reimbursement of costs incurred by IIG and its affiliates) is capped at 1.5% of the gross proceeds from our offering. If we sell the maximum number of shares at $10.00 per share, then we estimate that we may incur up to approximately $15,000,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed. At December 31, 2012, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,017,000, of which $1,000,000 have been reimbursed by us (see "Subsequent Event" below). No additional organizational costs or offering expenses have been incurred subsequent to December 31, 2012. The decision to fund our organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, we may or may not be requested to reimburse any such costs by IIG. To the extent that payments of organization costs and offering expenses exceed the 1.5% cap at the end of the offering period, any excess amounts may be recoverable from IIG and its affiliates.

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

Subsequent Event

Under the terms of the investment advisory agreement between us and CIM, CIM and certain of its affiliates (including IIG) are entitled to receive reimbursement of organization and offering costs of up to 1.5% of the gross proceeds raised until all organization and offering costs have been reimbursed.  Previously, we interpreted “raised” to mean all gross proceeds that we expected to raise through the completion of the offering of our shares, rather than actual gross proceeds raised through the date of the reimbursement.  Consistent with such application and since we believed we would raise at least $100 million through the completion of the offering of our shares, upon commencement of operations on December 17, 2012, we issued 111,111 shares of our common stock at $9.00 per share to IIG in lieu of payment of $1,000,000 for organization and offering expenses submitted for reimbursement.  The transaction satisfied an independent obligation of IIG to invest $1,000,000 in our shares.  Through that date, we had raised gross proceeds from unaffiliated outside investors of $2,639,439 and from affiliated investors of $2,000,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $69,592.

With respect to any future reimbursements for organization and offering costs, we will interpret the 1.5% cap based on actual gross proceeds raised at the time of such reimbursement.  In addition, we will not issue any of our shares or other securities for services or for property other than cash or securities except as a dividend or distribution to our security holders or in connection with a reorganization.  Consistent with this interpretation, on May 30, 2013, IIG paid us $1,000,000, plus interest accrued at a rate of 7% per annum.

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

/s/ Ernst & Young LLP

New York, New York
March 26, 2013, except for
Note 13. Subsequent Event, which date is June _, 2013

CĪON Investment Corporation
Consolidated Balance Sheets

	December 31, 2012	January 31, 2012
Assets

Investments, at fair value (amortized cost of $3,787,873)	$3,797,806	$-
Cash	-	1,000
Due from counterparty	729,325	-
Reimbursement from IIG(2)	25,807	-
Deferred offering expenses, net	958,904	-
Prepaid insurance	105,802	-
Unrealized appreciation on total return swap(1)	12,493	-
Interest receivable on investments	187	-
Total assets	$5,630,324	$1,000

Liabilities and Shareholders' Equity
Liabilities
Payable for investment purchased	$990,000	$-
Accounts payable and accrued expenses	130,109	-
Commissions payable	23,100	-
Total liabilities	1,143,209	-

Commitments and contingencies (Note 10)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
500,338 and 111 shares issued and outstanding, respectively(2)	500	1
Capital in excess of par value	4,461,453	999
Accumulated net investment income	2,692	-
Accumulated net realized gain from investment	44	-
Accumulated net unrealized appreciation on investments	9,933	-
Accumulated net unrealized appreciation on total return swap(1)	12,493	-
Total shareholders' equity	4,487,115	1,000

Total liabilities and shareholders' equity	$5,630,324	$1,000

Net asset value per share of common stock at end of period	$8.97	$9.00

Shares of common stock outstanding	500,338	111

(1) See Note 6 for a discussion of the Company’s total return swap agreement.
(2) See Note 13 for subsequent event.

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

CĪON Investment Corporation
Consolidated Statement of Changes in Net Assets

For the Period from January 31, 2012 (Inception) to December 31, 2012

Changes in net assets from operations:
Net investment income	$2,692
Net realized gain from investment	44
Net change in unrealized appreciation on investments	9,933
Net change in unrealized appreciation on total return swap(1)	12,493
Net increase in net assets resulting from operations	25,162
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $136,390(2)	4,503,049
Amortization of deferred offering expenses	(41,096)
Net increase in net assets resulting from capital share transactions	4,461,953

Total increase in net assets	4,487,115
Net assets at beginning of period	-
Net assets at end of period	$4,487,115

Net asset value per share of common stock at end of period	$8.97
Shares of common stock outstanding at end of period	500,338

(1) See Note 6 for a discussion of the Company’s total return swap agreement.
(2) See Note 13 for subsequent event.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statement of Cash Flows

For the Period from January 31, 2012 (Inception) to December 31, 2012

Operating activities:
Net increase in net assets resulting from operations	$25,162
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(67)
Proceeds from principal repayment of investment	2,500
Purchase of investments	(1,972,500)
Purchase of short term investments	(1,817,762)
Net realized gain from investment	(44)
Net change in unrealized appreciation on investments	(9,933)
Net change in unrealized appreciation on total return swap	(12,493)
Due from counterparty	(729,325)
Reimbursement from IIG	(25,807)
Prepaid insurance	(105,802)
Interest receivable on investments	(187)
Payable for investment purchased	990,000
Accounts payable and accrued expenses	130,109
Net cash used in operating activities	(3,526,149)

Financing activities:
Gross proceeds from issuance of common stock	3,639,439
Commissions and dealer manager fees paid	(113,290)
Net cash provided by financing activities	3,526,149

Net increase in cash	-
Cash, beginning of period	-
Cash, end of period	$-

Supplemental non-cash operating and financing activities:
Capitalization of deferred offering expenses(1)	$1,000,000
Issuance of common stock to IIG(1)	$1,000,000
Deferred offering expenses charged to shareholders' equity	$41,096
Commissions paid by IIG	$23,100

(1) See Note 13 for subsequent event.

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

Offering Expenses

Offering expenses include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statement in connection with the public offering of the Company’s shares. Certain offering expenses have been funded by IIG and its affiliates and there is no liability for these offering expenses to the Company until IIG and its affiliates submit such costs for reimbursement. Upon meeting the minimum offering requirement on December 17, 2012, the Company incurred and capitalized offering expenses of $1,000,000 that were submitted for reimbursement by IIG (see Note 13). These expenses are amortized over a twelve month period as an adjustment to capital in excess of par value. The Company will expense any additional offering expenses if and when IIG submits such costs for reimbursement. The unamortized balance of these expenses is reflected in the balance sheets as deferred offering expenses, net. At December 31, 2012, IIG and its affiliates have incurred approximately $825,000 of unreimbursed offering expenses, which may be subject to reimbursement by the Company. No additional offering expenses have been incurred subsequent to December 31, 2012.

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

The Company’s payment of organization costs and offering expenses (including reimbursement of costs incurred by IIG and its affiliates) is capped at 1.5% of the gross proceeds from the offering. If the Company sells the maximum number of shares at $10.00 per share, then the Company estimates that it may incur up to approximately $15,000,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed. At December 31, 2012, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,017,000, of which $1,000,000 have been reimbursed by the Company (see Note 13). No additional organization costs or offering expenses have been incurred subsequent to December 31, 2012. The decision to fund the Company’s organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, the Company may or may not be requested to reimburse any further costs funded by IIG and its affiliates. To the extent that payments of organization costs and offering expenses exceed the 1.5% cap at the end of the offering period, any excess amounts may be recoverable from IIG and its affiliates.

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

Note 13. Subsequent Event

Under the terms of the investment advisory agreement between the Company and CIM, CIM and certain of its affiliates (including IIG) are entitled to receive reimbursement of organization and offering costs of up to 1.5% of the gross proceeds raised until all organization and offering costs have been reimbursed.  Previously, the Company interpreted “raised” to mean all gross proceeds that the Company expected to raise through the completion of the offering of its shares, rather than actual gross proceeds raised through the date of the reimbursement.  Consistent with such application and since the Company believed it would raise at least $100 million through the completion of the offering of its shares, upon commencement of operations on December 17, 2012, the Company issued 111,111 shares of the Company’s common stock at $9.00 per share to IIG in lieu of payment of $1,000,000 for organization and offering expenses submitted for reimbursement.  The transaction satisfied an independent obligation of IIG to invest $1,000,000 in the Company’s shares.  Through that date, the Company had raised gross proceeds from unaffiliated outside investors of $2,639,439 and from affiliated investors of $2,000,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $69,592.

With respect to any future reimbursements for organization and offering costs, the Company will interpret the 1.5% cap based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.  Consistent with this interpretation, on May 30, 2013, IIG paid the Company $1,000,000, plus interest accrued at a rate of 7% per annum.

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

Date: June 10, 2013

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

Date: June 10, 2013

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

36