Form 10-Q/A
period 2013-03-31
CION Investment Corp
filed 2013-06-10
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

CĪON Investment Corporation (“CĪON”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 16, 2013 (the “Original Filing”), solely for the purpose of amending Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 6. Exhibits.  For ease of reference, the Amendment contains the complete text of Item 1, Item 2 and Item 6.  In particular, CĪON has filed this Amendment in connection with a subsequent event related to the investment advisory agreement between CĪON and CĪON Investment Management, LLC (“CIM”). Under this agreement, CIM and certain of its affiliates (including ICON Investment Group, LLC (“IIG”)) are entitled to receive reimbursement of organization and offering costs of up to 1.5% of the gross proceeds raised until all organization and offering costs have been reimbursed. Previously, CĪON interpreted “raised” to mean all gross proceeds that CĪON expected to raise through completion of the offering of its shares, rather than actual gross proceeds raised through the date of the reimbursement. Consistent with such application and since CĪON believed it would raise at least $100 million through the completion of the offering of its shares, upon commencement of operations on December 17, 2012, CĪON issued 111,111 shares of CĪON’s common stock at $9.00 per share to IIG in lieu of payment of $1,000,000 for organization and offering expenses submitted for reimbursement. The transaction satisfied an independent obligation of IIG to invest $1,000,000 in CĪON’s shares. Through that date, CĪON had raised gross proceeds from unaffiliated outside investors of $2,639,439 and from affiliated investors of $2,000,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $69,592. With respect to any future reimbursements for organization and offering costs, CĪON will interpret the 1.5% cap based on actual gross proceeds raised at the time of such reimbursement. In addition, CĪON will not issue any of its shares or other securities for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization. Consistent with this interpretation, on May 30, 2013, IIG paid CĪON $1,000,000 plus interest accrued at a rate of 7% per annum. Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation
Consolidated Balance Sheets
	March 31, 2013	December 31, 2012
	(unaudited)
Assets

Investments, at fair value (amortized cost of $12,731,185 and $3,787,873, respectively)	$12,865,400	$3,797,806
Cash	9,550	-
Due from counterparty	3,490,731	729,325
Reimbursement from IIG, net(1)(4)	336,307	25,807
Deferred offering expenses, net	712,329	958,904
Prepaid expenses	61,370	105,802
Interest receivable on investments	40,737	187
Receivable due on investments sold and repaid	519,375	-
Unrealized appreciation on total return swap(2)	343,783	12,493
Receivable due on total return swap(2)	334,080	-
Total assets	$18,713,662	$5,630,324

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$2,487,500	$990,000
Shareholders' distributions payable(3)	91,161	-
Accounts payable and accrued expenses	427,096	57,427
Commissions payable	-	23,100
Financing arrangement	18,260	72,682
Total liabilities	3,024,017	1,143,209

Commitments and contingencies(Note 10)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
1,712,123 and 500,338 shares issued and outstanding, respectively(4)	1,712	500
Capital in excess of par value	15,252,393	4,461,453
Accumulated undistributed net investment (loss) income	(43,992)	2,692
Accumulated undistributed net realized gain from investments	1,534	44
Accumulated net unrealized appreciation on investments	134,215	9,933
Accumulated net unrealized appreciation on total return swap(2)	343,783	12,493
Total shareholders' equity	15,689,645	4,487,115

Total liabilities and shareholders' equity	$18,713,662	$5,630,324

Net asset value per share of common stock at end of period	$9.16	$8.97
Shares of common stock outstanding	1,712,123	500,338

(1) See Note 3 for a discussion of expense reimbursements from ICON Investment Group, LLC, or IIG.
(2) See Note 6 for a discussion of the Company’s total return swap agreement.
(3) See Note 4 for a discussion of the source of distributions paid by the Company.
(4) See Note 12 for subsequent event.

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

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three Months Ended March 31, 2013	For the Period from January 31, 2012 (Inception) through March 31, 2012

Changes in net assets from operations:
Net investment loss	$(46,684)	$-
Net realized gain from investments	4,533	-
Net change in unrealized appreciation on investments	124,282	-
Net realized gain on total return swap(1)	205,723	-
Net change in unrealized appreciation on total return swap(1)	331,290	-
Net increase in net assets resulting from operations	619,144	-
Shareholder distributions:
Distributions from net realized gains	(208,766)	-
Net decrease in net assets from shareholder distributions	(208,766)	-
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $1,127,904 and $0, respectively(2)	11,007,314	1,000
Reinvestment of shareholder distributions	31,413	-
Amortization of deferred offering expenses	(246,575)	-
Net increase in net assets resulting from capital share transactions	10,792,152	1,000

Total increase in net assets	11,202,530	1,000
Net assets at beginning of period	4,487,115	-
Net assets at end of period	$15,689,645	$1,000

Net asset value per share of common stock at end of period	$9.16	$9.00
Shares of common stock outstanding at end of period	1,712,123	111

Undistributed net investment income at end of period	$-	$-

(1) See Note 6 for a discussion of the Company’s total return swap agreement.
(2) See Note 12 for subsequent event.
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

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

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

Offering Expenses

Offering expenses include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statement in connection with the public offering of the Company’s shares. Certain offering expenses have been funded by IIG and its affiliates and there is no liability for these offering expenses to the Company until IIG and its affiliates submit such costs for reimbursement. Upon meeting the minimum offering requirement on December 17, 2012, the Company incurred and capitalized offering expenses of $1,000,000 that were submitted for reimbursement by IIG (see Note 12). These expenses are amortized over a twelve month period as an adjustment to capital in excess of par value. The Company will expense any additional offering expenses if and when IIG submits such costs for reimbursement. The unamortized balance of these expenses is reflected in the consolidated balance sheets as deferred offering expenses, net. At March 31, 2013, IIG and its affiliates have incurred approximately $825,000 of unreimbursed offering expenses, which may be subject to reimbursement by the Company. No additional offering expenses have been incurred subsequent to March 31, 2013 (see Note 3).

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

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

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

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

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

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

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

The Company’s payment of organization costs and offering expenses (including reimbursement of costs incurred by IIG and its affiliates) is capped at 1.5% of the gross proceeds from the offering. If the Company sells the maximum number of shares at its latest public offering price of $10.24 per share, effective as of May 16, 2013, then the Company estimates that it may incur up to approximately $15,360,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed. At March 31, 2013, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,017,000, of which $1,000,000 have been reimbursed by the Company (see Note 12). No additional organization costs or offering expenses have been incurred subsequent to March 31, 2013. The decision to fund the Company’s organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, the Company may or may not be requested to reimburse any costs funded by IIG and its affiliates. To the extent that payments of organization costs and offering expenses exceed the 1.5% cap at the end of the offering period, any excess amounts may be recoverable from IIG and its affiliates.

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

CĪON INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

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

(1)The TRS was valued in accordance with the TRS Agreement as discussed above.

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

Note 12. Subsequent Event

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

PART II - OTHER INFORMATION

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

40