Form 10-K/A
period 2012-12-31
CION Investment Corp
filed 2013-06-11
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

CĪON Investment Corporation (“CĪON”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013 (the “Original Filing”), solely for the purpose of amending Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Consolidated Financial Statements and Supplementary Data and Item 15. Exhibits, Financial Statement Schedules.  For ease of reference, the Amendment contains the complete text of Item 7, Item 8 and Item 15. In particular, CĪON has filed this Amendment in connection with a subsequent event related to the investment advisory agreement between CĪON and CĪON Investment Management, LLC (“CIM”). Under this agreement, CIM and certain of its affiliates (including ICON Investment Group, LLC (“IIG”)) are entitled to receive reimbursement of organization and offering costs of up to 1.5% of the gross proceeds raised until all organization and offering costs have been reimbursed. Previously, CĪON interpreted “raised” to mean all gross proceeds that CĪON expected to raise through completion of the offering of its shares, rather than actual gross proceeds raised through the date of the reimbursement. Consistent with such application and since CĪON believed it would raise at least $100 million through the completion of the offering of its shares, upon commencement of operations on December 17, 2012, CĪON issued 111,111 shares of CĪON’s common stock at $9.00 per share to IIG in lieu of payment of $1,000,000 for organization and offering expenses submitted for reimbursement. The transaction satisfied an independent obligation of IIG to invest $1,000,000 in CĪON’s shares. Through that date, CĪON had raised gross proceeds from unaffiliated outside investors of $2,639,439 and from affiliated investors of $2,000,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $69,592. With respect to any future reimbursements for organization and offering costs, CĪON will interpret the 1.5% cap based on actual gross proceeds raised at the time of such reimbursement. In addition, CĪON will not issue any of its shares or other securities for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization. Consistent with this interpretation, on May 30, 2013, IIG paid CĪON $1,000,000 plus interest accrued at a rate of 7% per annum. Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CĪON Investment Corporation at December 31, 2012 and January 31, 2012 (Inception), the consolidated schedule of investments as of December 31, 2012, the results of their operations, changes in their net assets, and their cash flows for the period from January 31, 2012 (Inception)  to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 26, 2013

Except for Note 13, as to which the date is
June 10, 2013

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
		See index to consolidated financial statements included as Item 8 to this Annual Report on Form 10-K/A hereof.
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