Form 10-Q
period 2013-06-30
CION Investment Corp
filed 2013-08-14
CIK 1534254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [x] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [x]

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 9, 2013 was 5,839,032.

CĪON INVESTMENT CORPORATION TABLE OF CONTENTS FORM 10-Q
Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	1

Consolidated Statements of Operations for the three and six months ended June 30, 2013 (unaudited)	2

Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2013 and for the period from January 31, 2012 (Inception) through June 30, 2012 (unaudited)	3

Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and for the period from January 31, 2012 (Inception) through June 30, 2012 (unaudited)	4

Consolidated Schedule of Investments as of June 30, 2013 (unaudited) and December 31, 2012	5

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	41

Signatures	43

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation
Consolidated Balance Sheets
	June 30, 2013	December 31, 2012
	(unaudited)
Assets

Investments, at fair value (amortized cost of $30,147,318 and $3,787,873, respectively)	$30,472,264	$3,797,806
Cash	11,819	-
Due from counterparty(2)	10,297,039	729,325
Reimbursement from IIG, net(1)	991,154	25,807
Deferred offering expenses, net	463,014	958,904
Prepaid expenses	9,668	105,802
Interest receivable on investments	71,437	187
Receivable due on investments sold and repaid	25,000	-
Unrealized appreciation on total return swap(2)	290,594	12,493
Receivable due on total return swap(2)	171,146	-
Total assets	$42,803,135	$5,630,324

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$5,710,900	$990,000
Shareholders' distributions payable(3)	221,052	-
Accounts payable and accrued expenses	549,265	57,427
Due to IIG - offering expenses(1)	1,000,000	-
Commissions payable	-	23,100
Financing arrangement	-	72,682
Total liabilities	7,481,217	1,143,209

Commitments and contingencies (Note 10)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
3,853,304 and 500,338 shares issued and outstanding, respectively(1)	3,853	500
Capital in excess of par value	34,702,525	4,461,453
Accumulated undistributed net investment income	-	2,692
Accumulated undistributed net realized gain from investments	-	44
Accumulated net unrealized appreciation on investments	324,946	9,933
Accumulated net unrealized appreciation on total return swap(2)	290,594	12,493
Total shareholders' equity	35,321,918	4,487,115

Total liabilities and shareholders' equity	$42,803,135	$5,630,324

Net asset value per share of common stock at end of period	$9.17	$8.97
Shares of common stock outstanding	3,853,304	500,338

(1) See Note 3 for a discussion of expense reimbursements from ICON Investment Group, LLC, or IIG.
(2) See Note 6 for a discussion of the Company’s total return swap agreement.
(3) See Note 4 for a discussion of the source of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30, 2013(1)	Six Months Ended June 30, 2013(1)
Investment income
Interest income	$245,494	$313,620

Operating expenses
Management fees	120,781	165,523
Administrative services expense	307,636	571,191
Capital gains incentive fee(2)	57,705	174,728
General and administrative(3)	752,015	1,260,878
Total expenses	1,238,137	2,172,320
Less: expense reimbursement from IIG(4)	(1,147,536)	(1,966,909)
Net operating expenses	90,601	205,411
Net investment income	154,893	108,209

Realized and unrealized gains
Net realized gain from investments	10,438	14,971
Net change in unrealized appreciation on investments	190,731	315,013
Net realized gain on total return swap(5)	395,757	601,480
Net change in unrealized (depreciation) appreciation on total return swap(5)	(53,189)	278,101
Total net realized and unrealized gains	543,737	1,209,565

Net increase in net assets resulting from operations	$698,630	$1,317,774

Per share information—basic and diluted

Net increase in net assets per share resulting from operations	$0.24	$0.65

Weighted average shares of common stock outstanding	2,878,270	2,026,081

(1)	The Company commenced operations on December 17, 2012. Accordingly, there are no consolidated statements of operations data available for the three or six months ended June 30, 2012.
(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(3)	See Note 8 for details of the Company's general and administrative expenses.
(4)	See Note 3 for a discussion of expense reimbursements received by the Company from IIG.
(5)	See Note 6 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Six Months Ended June 30, 2013	For the Period from January 31, 2012 (Inception) through June 30, 2012

Changes in net assets from operations:
Net investment income	$108,209	$-
Net realized gain from investments	14,971	-
Net change in unrealized appreciation on investments	315,013	-
Net realized gain on total return swap(1)	601,480	-
Net change in unrealized appreciation on total return swap(1)	278,101	-
Net increase in net assets resulting from operations	1,317,774	-
Shareholder distributions:
Distributions from net investment income(2)	(110,901)	-
Distributions from net realized gains	(616,495)	-
Net decrease in net assets from shareholder distributions	(727,396)	-
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $3,038,387 and $0, respectively	30,527,165	1,000
Reinvestment of shareholder distributions	213,150	-
Amortization of deferred offering expenses	(495,890)	-
Net increase in net assets resulting from capital share transactions	30,244,425	1,000

Total increase in net assets	30,834,803	1,000
Net assets at beginning of period	4,487,115	-
Net assets at end of period	$35,321,918	$1,000

Net asset value per share of common stock at end of period	$9.17	$9.00
Shares of common stock outstanding at end of period	3,853,304	111

Undistributed net investment income at end of period	$-	$-

(1) See Note 6 for a discussion of the Company’s total return swap agreement.
(2) See Note 4 for a discussion of the source of the Company's distributions.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2013	For the Period from January 31, 2012 (Inception) through June 30, 2012
Operating activities:
Net increase in net assets resulting from operations	$1,317,774	$-
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(7,011)	-
Proceeds from principal repayment of investments	642,548	-
Purchase of investments	(20,658,178)	-
Net change in short term investments	(6,826,208)	-
Proceeds from sale of investments	504,375	-
Net realized gain from investments	(14,971)	-
Net change in unrealized appreciation on investments	(315,013)	-
Net change in unrealized appreciation on total return swap	(278,101)	-
Due from counterparty	(9,567,714)	-
Reimbursement from IIG, net	(965,347)	-
Prepaid expenses	96,134	-
Interest receivable on investments	(71,250)	-
Receivable due on investments sold and repaid	(25,000)	-
Receivable due on total return swap	(171,146)	-
Payable for investments purchased	4,720,900	-
Accounts payable and accrued expenses	491,838	-
Due to IIG - offering expenses	1,000,000	-
Net cash used in operating activities	(30,126,370)	-

Financing activities:
Gross proceeds from issuance of common stock	33,565,552	1,000
Commissions and dealer manager fees paid	(3,061,487)	-
Reinvestment of shareholder distributions	213,150	-
Shareholder distributions paid	(506,344)	-
Repayment of financing arrangement	(72,682)	-
Net cash provided by financing activities	30,138,189	1,000

Net increase in cash	11,819	1,000
Cash, beginning of period	-	-
Cash, end of period	$11,819	$1,000

Supplemental non-cash financing activities:
Deferred offering expenses charged to shareholders' equity	$495,890	$-
Shareholders' distributions payable	$221,052	$-

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

June 30, 2013

(unaudited)

Portfolio Company(a)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(b)
Senior Secured First Lien Term Loans - 46.5%
Captive Resources Midco, LLC, L+550, 1.25% LIBOR Floor, 10/31/2018	Insurance	$992,500	$976,672	$975,131
CHI Overhead Doors, L+425, 1.25% LIBOR Floor, 3/18/2019	Building Materials	1,000,000	995,124	1,002,500
Custom Ecology, Inc., L+550, 1.25% LIBOR Floor, 6/26/2019(c)	Environmental Services	1,910,000	1,890,900	1,905,225
Distribution International, Inc., L+650, 1.00% LIBOR Floor, 7/16/2019(c)	Construction	2,000,000	1,980,000	1,997,500
F+W Media, Inc., L+650, 1.25% LIBOR Floor, 6/30/2019(c)	Media	2,000,000	1,840,000	1,940,000
Fender Musical Instruments Corp., L+450, 1.25% LIBOR Floor, 4/3/2019	Entertainment & Leisure	500,000	495,103	501,768
H.D. Vest, Inc., L+450, 1.25% LIBOR Floor, 12/18/2018(d)	Financial Services	605,000	600,490	601,975
Medpace Intermediateco, Inc., L+425, 1.25% LIBOR Floor, 6/17/2017(d)	Healthcare	636,955	636,955	641,732
Merrill Corp., L+625, 1.00% LIBOR Floor, 3/8/2018	Printing & Publishing	699,248	692,401	703,618
Plano Molding Co. Inc., L+425, 1.00% LIBOR Floor, 12/21/2017	Chemicals	975,000	966,227	979,875
Prowler Acquisition Corp., L+475, 1.25% LIBOR Floor, 3/19/2019	Oil & Gas	1,975,000	1,955,250	1,955,250
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	Oil & Gas	1,200,000	1,188,000	1,209,000
Telecommunications Management, LLC, L+400, 1.00% LIBOR Floor, 4/30/2020	Telecommunications	500,000	497,547	502,500
Total Safety W3, L+450, 1.25% LIBOR Floor, 3/13/2020	Professional & Business Services	498,750	496,298	501,866
Westway Group, L+400, 1.00% LIBOR Floor, 2/27/2020	Food & Beverage	997,500	992,878	999,994
Total Senior Secured First Lien Term Loans			16,203,845	16,417,934
Senior Secured Second Lien Term Loans - 15.3%
Centaur Gaming, L+750, 1.25% LIBOR Floor, 2/20/2020	Gaming & Hotels	500,000	495,154	506,875
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	Professional & Business Services	1,000,000	995,530	1,019,585
H.D. Vest, Inc., L+800, 1.25% LIBOR Floor, 6/18/2019(d)	Financial Services	854,000	843,388	845,460
Healogics, Inc., L+800, 1.25% LIBOR Floor, 2/5/2020	Healthcare	500,000	495,326	510,000
LTS Buyer LLC, L+675, 1.25% LIBOR Floor, 4/12/2021	Telecommunications	500,000	495,000	502,500
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	Telecommunications	500,000	495,076	500,315
SESAC Holdco II, LLC, L+875, 1.25% LIBOR Floor, 8/8/2019	Media	500,000	492,794	515,625
Sprint Industrial Holdings, LLC, L+1000, 1.25% LIBOR Floor, 11/14/2019	Oil & Gas	500,000	492,158	502,500
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	Telecommunications	500,000	495,077	507,500
Total Senior Secured Second Lien Term Loans			5,299,503	5,410,360
Short Term Investments - 24.5%(e)
First American Treasury Obligations Fund, Class Z Shares(f)		8,643,970	8,643,970	8,643,970
Total Short Term Investments			8,643,970	8,643,970
TOTAL INVESTMENTS - 86.3%			$30,147,318	$30,472,264
OTHER ASSETS IN EXCESS OF LIABILITIES - 13.7%				$4,849,654
NET ASSETS - 100%				$35,321,918

TOTAL RETURN SWAP - 0.8%		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (see Note 6)		$37,683,784		$290,594

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying. The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.

(b)		Fair value determined by the Company’s board of directors (see Note 7).
(c)		Position or portion thereof unsettled as of June 30, 2013.
(d)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2013, 94.1% of the Company’s total assets represented qualifying assets. In addition, as described in Note 6, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 77.5% of the Company’s total assets represented qualifying assets as of June 30, 2013.

(e)		Short term investments represent highly liquid investments with original maturity dates of three months or less.
(f)		Effective yield as of June 30, 2013 is <0.01%.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2012

Portfolio Company(a)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(b)
Senior Secured First Lien Term Loans - 44.1%
Captive Resources Midco, LLC, L+550, 1.25% LIBOR Floor, 10/31/2018	Insurance	$997,500	$980,111	$980,044
Plano Molding Co. Inc., L+450, 1.25% LIBOR Floor, 12/21/2017(c)	Chemicals	1,000,000	990,000	1,000,000
Total Senior Secured First Lien Term Loans			1,970,111	1,980,044
Short Term Investments - 40.5%(d)
First American Treasury Obligations Fund, Class Z Shares(e)		1,817,762	1,817,762	1,817,762
Total Short Term Investments			1,817,762	1,817,762
TOTAL INVESTMENTS - 84.6%			$3,787,873	$3,797,806
OTHER ASSETS IN EXCESS OF LIABILITIES - 15.4%				$689,309
NET ASSETS - 100%				$4,487,115

TOTAL RETURN SWAP - 0.3%		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (see Note 6)		$2,883,100		$12,493

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

June 30, 2013

(unaudited)

Note 1. Organization and Principal Business

CĪON Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on August 9, 2011. On December 17, 2012, the Company successfully raised gross proceeds from unaffiliated outside investors of at least $2,500,000, or the minimum offering requirement, and commenced operations. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the 1940 Act. The Company intends to elect to be treated for federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

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

Since commencing its initial public offering on July 2, 2012 and through August 9, 2013, the Company has sold 5,839,032 shares of common stock for gross proceeds of approximately $58,521,000 at an average price per share of $10.02. The gross proceeds received include reinvested shareholder distributions of $458,709, for which we issued 47,221 shares of common stock. As of June 30, 2013, the Company sold 3,853,304 shares for gross proceeds of approximately $38,418,000 at an average price per share of $9.97. The gross proceeds received include reinvested shareholder distributions of $213,150, for which we issued 21,988 shares of common stock.

On December 28, 2012, January 31, 2013, March 14, 2013 and May 15, 2013, the Company’s board of directors increased the public offering price per share of common stock under the Company’s offering to $10.04, $10.13, $10.19 and $10.24 per share, respectively, to ensure that the associated net offering price per share equaled or exceeded the net asset value per share on each subsequent subscription closing date and distribution reinvestment date.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2012 and for the period from January 31, 2012 (Inception) through December 31, 2012 included in the Company’s Annual Report on Form 10-K/A. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The December 31, 2012 consolidated balance sheet and the consolidated schedule of investments are derived from the 2012 audited consolidated financial statements.

Prior to satisfying the minimum offering requirement on December 17, 2012, the Company had no operating activities except for matters relating to its organization and registration as a non-diversified, closed-end management investment company. As a result, there are no consolidated statements of operations data for the three or six months ended June 30, 2012.

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

Short Term Investments

Short term investments include an investment in a U.S. Treasury Obligations Fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $8,643,970 of such investments at June 30, 2013, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Organization Costs

Organization costs include, among other things, the cost of organizing the Company as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. All organization costs have been funded by IIG and its affiliates and there is no liability for these organization costs to the Company until IIG and its affiliates submit such costs for reimbursement. The Company will expense organization costs when incurred, if and when IIG and its affiliates submit such costs for reimbursement. At June 30, 2013, IIG and its affiliates have incurred approximately $192,000 of organization costs, which may be subject to reimbursement by the Company. No additional organization costs have been incurred subsequent to June 30, 2013 (see Note 3).

Offering Expenses

Offering expenses include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statement in connection with the continuous public offering of the Company’s shares. Certain offering expenses have been funded by IIG and its affiliates and there is no liability for these offering expenses to the Company until IIG and its affiliates submit such costs for reimbursement. Upon meeting the minimum offering requirement on December 17, 2012, the Company incurred and capitalized offering expenses of $1,000,000 that were submitted for reimbursement by IIG (see Note 3). These expenses are amortized over a twelve month period as an adjustment to capital in excess of par value. The unamortized balance of these expenses is reflected in the consolidated balance sheets as deferred offering expenses, net. The Company will expense any additional offering expenses incurred by IIG and its affiliates if and when IIG and its affiliates submit such costs for reimbursement. During the three and six months ended June 30, 2013, the Company incurred $388,099 and $619,319, respectively, in offering expenses included in general and administrative expense in the consolidated statements of operations. At June 30, 2013, IIG and its affiliates have incurred approximately $825,000 of unreimbursed offering expenses, which may be subject to reimbursement by the Company. No additional material offering expenses have been incurred by IIG and its affiliates subsequent to June 30, 2013 (see Note 3).

Income Taxes

The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Book and tax basis differences relating to permanent differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP. During the three and six months ended June 30, 2013, the Company declared distributions of approximately $518,000 and $727,000, respectively.

Uncertainty in Income Taxes

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by the taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of and for the three and six months ended June 30, 2013, the Company did not have any uncertain tax positions.

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

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

Revenue Recognition

Securities transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts. The Company does

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

not accrue as a receivable interest or dividends on loans and debt securities if it has reason to doubt the ability to collect such income. Loan origination fees, original issue discounts, and market discounts/premiums are recorded and such amounts are amortized as adjustments to interest income over the respective term of the loan. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. The Company records prepayment premiums on loans and debt securities as interest income when it receives such amounts.

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

Derivative Instrument

The Company’s only derivative instrument is a total return swap, or TRS. The Company marks its derivative to market through net changes in unrealized appreciation (depreciation) on the TRS in the consolidated statements of operations.

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

Net Increase in Net Assets per Share

Net increase in net assets per share is calculated based upon the daily weighted average number of shares of common stock outstanding during the reporting period.

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

The Company began accruing fees under the investment advisory agreement on December 17, 2012, upon the commencement of the Company’s operations. For the three and six months ended June 30, 2013, CIM earned $120,781 and $165,523, respectively, in management fees.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

For the three and six months ended June 30, 2013, all management fees were reimbursed to the Company by IIG in accordance with the expense support and conditional reimbursement agreement entered into with IIG, or the expense support and conditional reimbursement agreement.

The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended June 30, 2013, the Company recorded capital gains incentive fees of $57,705 based on the performance of its investment portfolio, of which $5,525 was based on net unrealized gains and $52,180 was based on realized gains. For the six months ended June 30, 2013, the Company recorded capital gains incentive fees of $174,728 based on the performance of its investment portfolio, of which $80,497 was based on net unrealized gains and $94,231 was based on realized gains. For the three and six months ended June 30, 2013, all incentive fees were reimbursed to the Company by IIG in accordance with the expense support and conditional reimbursement agreement.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse the Company for expenses in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. Pursuant to the expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies exceeds the distributions paid by the Company to its shareholders. For the three and six months ended June 30, 2013, the total expense reimbursement from IIG was $1,147,536 and $1,966,909, respectively, relating to certain operating expenses.

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG, which are subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For a significant time after the commencement of its offering, a substantial portion of the Company’s distributions may result from expense reimbursements from IIG, which are subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or IIG continues to make such expense reimbursements. Shareholders should also understand that the Company’s future repayments will reduce the distributions that they would otherwise receive.  There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.  IIG has no obligation to provide expense reimbursements to the Company in future periods. For the three and six months ended June 30, 2013, if expense reimbursements from IIG were not supported, some or all of the distributions may be a return of capital.

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by the Company for each of the three months ended December 31, 2012, March 31, 2013, and June 30, 2013.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)		Eligible for Reimbursement through
December 31, 2012	$116,706	$-	$116,706	0.93%	0.00%	(2)	December 31, 2015
March 31, 2013	819,373	-	819,373	2.75%	7.00%		March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%		June 30, 2016
Total	$2,083,615	$-	$2,083,615

(1)

Operating expenses include all expenses borne by the Company, except for organizational and offering expenses, base management fees, incentive fees, administrative services expenses and other general and administrative expenses owed to CIM and its affiliates and interest expense.

(2)	The Company did not declare any distributions during the three months ended December 31, 2012.
(3)

Annualized Distribution Rate equals the annualized rate of distributions paid to shareholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by CIM. Annualized Distribution Rate does not include special cash or stock distributions paid to shareholders.

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, the Company may or may not be requested to reimburse any of these costs by IIG. As of June 30, 2013, the net reimbursement from IIG was $991,154.

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

IIG, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that IIG will reimburse any portion of the Company’s expenses in future quarters.

The Company entered into an administration agreement with CIM’s affiliate, ICON Capital, LLC, formerly known as ICON Capital Corp., or ICON Capital, pursuant to which ICON Capital furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. ICON Capital is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement will be for the lower of ICON Capital’s actual costs or the amount that the Company would be required to pay for comparable administrative services in the same geographic location. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital. For the three and six months ended June 30, 2013, the Company incurred administrative services expense from ICON Capital of $307,636 and $571,191, respectively, of which $229,224 and $492,779, respectively, related to the allocation of costs of administrative personnel for services rendered to the Company and the remainder related to other reimbursable expenses. For the three and six months ended June 30, 2013, all administrative expenses were reimbursed by IIG in accordance with the expense support and conditional reimbursement agreement.

The Company’s payment of organization costs and offering expenses (including reimbursement of costs incurred by IIG and its affiliates) is capped at 1.5% of the gross proceeds from the offering. If the Company sells the maximum number of shares at its latest public offering price of $10.24 per share, then the Company estimates that it may incur up to approximately $15,360,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed. Previously, the Company interpreted “raised” to mean all gross proceeds that the Company expected to raise through the completion of the offering of its shares, rather than actual gross proceeds raised through the date of the reimbursement.  Consistent with such application and since the Company believed it would raise at least $100 million through the completion of the offering of its shares, upon commencement of operations on December 17, 2012, the Company issued 111,111 shares of the Company’s common stock at $9.00 per share to IIG in lieu of payment of $1,000,000 for organization and offering expenses submitted for reimbursement.  The transaction satisfied an independent obligation of IIG to invest $1,000,000 in the Company’s shares.  Through that date, the Company had raised gross proceeds from unaffiliated outside investors of $2,639,439 and from affiliated investors of $2,000,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $69,592.

With respect to any future reimbursements for organization and offering costs, the Company will interpret the 1.5% cap based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.  Consistent with this interpretation, on May 30, 2013, IIG paid the Company $1,000,000, plus interest accrued at a rate of 7% per year. At June 30, 2013, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,017,000, of which $1,000,000 have been recorded by the Company as a payable to IIG. No additional material organization costs or offering expenses have been incurred by IIG or its affiliates subsequent to June 30, 2013. The decision to fund the Company’s organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, the Company may or may not be requested to reimburse any costs funded by IIG and its affiliates.

The Company has entered into certain agreements with ICON Securities, LLC, formerly known as ICON Securities Corp., or ICON Securities, whereby the Company pays certain fees and reimbursements. ICON Securities is entitled to receive a 3% dealer manager fee from the gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of the gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. For the three months ended June 30, 2013, the Company paid or accrued commissions of $1,293,482 to the selling dealers and $617,001 to ICON Securities. For the six months ended June 30, 2013, the Company paid or accrued commissions of $2,063,117 to the selling dealers and $975,270 to ICON Securities.

Fees and other expenses incurred by the Company related to CIM or its affiliates were as follows:

Entity	Capacity	Description	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
ICON Securities	Dealer-manager	Dealer-manager fees (1)	$617,001	$975,270
CIM	Investment adviser	Management fees (2)(3)	120,781	165,523
CIM	Investment adviser	Incentive fees (2)(3)	57,705	174,728
ICON Capital	Administrative services provider	Administrative services expense (2)(3)	307,636	571,191
			$1,103,123	$1,886,712

(1) Amount charged directly to equity.
(2) Amount charged directly to operations.
(3) Amount has been supported in connection with the expense support and conditional reimbursement agreement.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Because CIM’s senior management team is comprised of substantially the same personnel as the senior management team of the Company’s affiliate, ICON Capital, which is the investment manager to certain oil and natural gas drilling partnerships, or the oil and gas fund, and certain equipment finance funds, or equipment funds, such members of senior management provide investment advisory and management services to both the oil and gas fund and the equipment funds in addition to the Company. In the event that CIM undertakes to provide investment advisory services to other clients in the future, it will strive to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objective and strategies so that the Company will not be disadvantaged in relation to any other client of the investment adviser or its senior management team. However, it is currently possible that some investment opportunities will be provided to the oil and gas fund, equipment funds or other clients of CIM rather than to the Company.

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

Note 4. Distributions

The Company’s board of directors declared distributions for twelve record dates in the six months ended June 30, 2013. Declared distributions are paid monthly. The following table presents the cash distributions per share that were declared during the six months ended June 30, 2013:

	Distributions
Three Months Ended	Per Share	Amount
March 31, 2013 (six record dates)	$0.1769	$208,766
June 30, 2013 (six record dates)	0.1788	518,630
Total Distributions for the six months ended June 30, 2013	$0.3557	$727,396

On July 15, 2013, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.029867 per share each, which were paid on August 1, 2013 to shareholders of record on July 15, 2013 and July 31, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions that the Company has declared on its shares of common stock during the six months ended June 30, 2013:

Source of Distribution	Distribution Amount	Percentage
Realized gain on investments and total return swap(1)	$616,495	84.8%
Expense reimbursement from IIG	110,901	15.2%
Total	$727,396	100.0%

(1)	Includes interest income and fees, net of financing amounts paid to Citibank, N.A., or Citibank, generated on the loans underlying the TRS of $145,295.

The Company’s net investment income on a tax basis for the six months ended June 30, 2013 was $108,209. As of June 30, 2013, the Company has distributed all tax-basis net investment income.

There were no differences between the Company’s GAAP-basis net investment income and the Company’s tax-basis net investment income. The above sources are not currently estimated to be characterized as long-term capital gains distributions.

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

As of June 30, 2013 and December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

	June 30, 2013 (unaudited)	December 31, 2012
Undistributed net investment income	$-	$2,692
Undistributed net realized gain from investments	-	44
Net unrealized appreciation on investments and total return swap(1)	615,540	22,426
	$615,540	$25,162

(1)

As of June 30, 2013 and December 31, 2012, the gross unrealized appreciation on the Company’s investments and the underlying loans of the TRS was $809,350 and $28,051, respectively, which included interest income and fees, net of financing amounts, generated on the loans underlying the TRS of $190,631 and $98, respectively.  As of June 30, 2013 and December 31, 2012, the gross unrealized depreciation on the Company’s investments and the underlying loans of the TRS was $193,810 and $5,625, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $30,147,318 and $3,787,873 as of June 30, 2013 and December 31, 2012, respectively. The aggregate net unrealized appreciation on a tax basis, including the Company’s TRS, was $615,540 and $22,426 as of June 30, 2013 and December 31, 2012, respectively.

Note 5. Investments

The composition of the Company’s investment portfolio as of June 30, 2013 and December 31, 2012 at amortized cost and fair value was as follows:

	June 30, 2013 (unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior Secured Term Loans - First lien(2)	$16,203,845	$16,417,934	53.9%	$1,970,111	$1,980,044	52.1%
Senior Secured Term Loans - Second lien(2)	5,299,503	5,410,360	17.7%	-	-	-%
Short term investments(3)	8,643,970	8,643,970	28.4%	1,817,762	1,817,762	47.9%
Total investments	$30,147,318	$30,472,264	100.0%	$3,787,873	$3,797,806	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on the Company’s investments.
(2)	The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.
(3)	Short term investments represent highly liquid investments with original maturity dates of three months or less.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

The table below shows the composition of the Company’s investment portfolio by industry classification and the percentage, by fair value, of the total investment portfolio assets in such industries as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (unaudited)		December 31, 2012
	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Oil & Gas	$3,666,750	12.0%	$-	-%
Media	2,455,625	8.1%	-	-%
Telecommunications	2,012,815	6.5%	-	-%
Construction	1,997,500	6.5%	-	-%
Environmental Services	1,905,225	6.3%	-	-%
Professional & Business Services	1,521,451	5.0%	-	-%
Financial Services	1,447,435	4.8%	-	-%
Healthcare	1,151,732	3.8%	-	-%
Building Materials	1,002,500	3.3%	-	-%
Food & Beverage	999,994	3.3%	-	-%
Chemicals	979,875	3.2%	1,000,000	26.3%
Insurance	975,131	3.2%	980,044	25.8%
Printing & Publishing	703,618	2.3%	-	-%
Gaming & Hotels	506,875	1.7%	-	-%
Entertainment & Leisure	501,768	1.6%	-	-%
U.S. Treasury Securities	8,643,970	28.4%	1,817,762	47.9%
Total	$30,472,264	100.0%	$3,797,806	100.0%

Note 6. Total Return Swap

On December 17, 2012, the Company, through its wholly-owned subsidiary, Flatiron Funding, LLC, or Flatiron, entered into a TRS with Citibank.  The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to as the TRS Agreement.

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

Each individual loan must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Flatiron receives from Citibank all interest and fees payable in respect of the loans included in the TRS. Flatiron pays to Citibank interest at a rate equal to, in respect of each loan included in the TRS, the floating rate index specified for such loan + 1.25% per year. In addition, upon the termination or repayment of any loan subject to the TRS, Flatiron will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

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

Citibank may terminate the TRS on or after December 17, 2013, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 60% of the maximum portfolio amount, multiplied by 1.25% per year. The Company estimates the early termination fee would have been approximately $201,000 at June 30, 2013. Other than during the first nine months and last 180 days of the term of the TRS, Flatiron may be required to pay a minimum usage fee in connection with the TRS. At June 30, 2013, Flatiron was not subject to a minimum usage fee.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of June 30, 2013, Flatiron was in compliance with all covenants and reporting requirements.

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

As of June 30, 2013, the fair value of the TRS was $290,594. The fair value of the TRS is reflected as unrealized appreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation on total return swap. As of June 30, 2013, Flatiron had selected 39 underlying loans with a total notional amount of $37,683,784 and posted $10,334,242 in cash collateral held by Citibank (of which only $10,297,039 was required to be posted, which is reflected in due from counterparty on the Company’s consolidated balance sheets).

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

The following is a summary of the underlying loans subject to the TRS as of June 30, 2013:

Underlying Loans(a)	Industry	Notional Amount	Market Value(b)	Unrealized Appreciation (Depreciation)
Senior Secured First Lien Term Loans
ABB Concise Optical Group, LLC, L+350, 1.00% LIBOR Floor, 2/6/2019(c)	Healthcare	$1,496,256	$1,480,015	$(16,241)
Arysta LifeScience SPC, LLC, L+350, 1.00% LIBOR Floor, 5/29/2020(d)	Chemicals	800,975	796,451	(4,524)
ATI Holdings, Inc., L+450, 1.25% LIBOR Floor, 12/21/2019	Healthcare	492,526	499,366	6,840
Avaya Inc., L+675, 1.25% LIBOR Floor, 3/31/2018	Telecommunications	2,005,045	1,861,901	(143,144)
BBTS Borrower LP, L+650, 1.25% LIBOR Floor, 6/4/2019	Oil & Gas	1,368,180	1,371,055	2,875
Caraustar Industries, Inc., L+625, 1.25% LIBOR Floor, 5/1/2019	Packaging	749,338	758,775	9,437
Centaur Gaming, L+400, 1.25% LIBOR Floor, 2/20/2019	Gaming & Hotels	497,500	497,500	-
Cole Haan LLC, L+450, 1.25% LIBOR Floor, 2/1/2020	Textile & Apparel Mfg.	496,342	499,924	3,582
Cyanco Intermediate Corp., L+450, 1.00% LIBOR Floor, 5/1/2020(c)	Chemicals	761,310	765,155	3,845
Grande Communications Networks LLC, L+350, 1.00% LIBOR Floor, 5/31/2020(c)	Telecommunications	1,008,930	1,007,662	(1,268)
Herff Jones Inc., L+450, 1.00% LIBOR Floor, 6/25/2019(c)	Textile & Apparel Mfg.	1,983,650	2,031,585	47,935
Integra Telecom, Inc., L+400, 1.25% LIBOR Floor, 2/22/2019	Telecommunications	493,763	498,501	4,738
Ion Trading Technologies S.Á R.L., L+325, 1.25% Floor, 5/22/2020(d)	Financial Services	497,500	496,665	(835)
KCG Holdings, Inc., L+450, 1.25% LIBOR Floor, 12/5/2017(c)(d)	Financial Services	495,000	491,875	(3,125)
Lineage Logistics, LLC, L+350, 1.00% LIBOR Floor, 4/26/2019	Diversified Support Services	515,410	515,628	218
Orbitz Worldwide, L+475, 1.00% LIBOR Floor, 3/25/2019(d)	Entertainment & Leisure	500,000	500,415	415
Packaging Coordinators, Inc., L+425, 1.25% LIBOR Floor, 5/10/2020	Packaging	1,990,000	2,010,000	20,000
Peppermill Casinos, L+600, 1.25% LIBOR Floor, 11/9/2018	Gaming & Hotels	982,563	1,014,900	32,337
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(c)(d)	Professional & Business Services	2,534,280	2,534,280	-
Safe-Guard Products International, LLC, L+600, 1.25% LIBOR Floor, 12/21/2018	Financial Services	896,097	940,902	44,805
SESAC Holdco II, LLC, L+475, 1.25% LIBOR Floor, 2/8/2019	Media	492,525	498,744	6,219
SRA International, L+525, 1.25% LIBOR Floor, 7/20/2018	Computers & Electronics	1,957,500	1,984,160	26,660
Steward Health Care System LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	Healthcare	495,000	502,500	7,500
Sutherland Global Services, L+600, 1.25% LIBOR Floor, 3/6/2019(d)	Professional & Business Services	1,971,633	1,974,854	3,221
Tervita, L+500, 1.25% LIBOR Floor, 5/15/2018(d)	Ecological	546,101	548,308	2,207
Travelport LLC, L+500, 1.25% LIBOR Floor, 6/26/2019(d)	Entertainment & Leisure	1,093,350	1,096,125	2,775
TriNet HR Corp. and SOI Holdings, Inc., L+450, 10/24/2017	Professional & Business Services	246,228	244,994	(1,234)
TriNet HR Corp. and SOI Holdings, Inc., L+525, 1.25% LIBOR Floor, 10/24/2018	Professional & Business Services	249,374	248,751	(623)
VFH Parent LLC, L+450, 1.25% LIBOR Floor, 7/8/2016	Financial Services	479,910	483,369	3,459
Waupaca Foundry, Inc., L+350, 1.00% LIBOR Floor, 6/29/2017	Steel	487,272	485,040	(2,232)
Washington Inventory Services, L+450, 1.25% LIBOR Floor, 12/20/2018	Professional & Business Services	495,013	496,257	1,244
Total Senior Secured First Lien Term Loans		29,078,571	29,135,657	57,086
Senior Secured Second Lien Term Loans
Arysta LifeScience SPC, LLC, L+700, 1.25% LIBOR Floor, 11/30/2020(c)(d)	Chemicals	664,290	659,257	(5,033)
Carestream Health, Inc., L+850, 1.00% LIBOR Floor, 12/7/2019(d)	Healthcare	980,000	980,000	-
Deltek Inc., L+875, 1.25% LIBOR Floor, 10/10/2019	Computers & Electronics	1,619,640	1,646,912	27,272
Ion Trading Technologies S.Á R.L., L+700, 1.25% Floor, 5/22/2021(d)	Financial Services	495,000	498,750	3,750
Performance Food Group, Inc., L+525, 1.00% LIBOR Floor, 11/14/2019	Food & Beverage	879,580	875,160	(4,420)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	Telecommunications	501,875	500,315	(1,560)
TWCC Holding Corp., L+600, 1.00% LIBOR Floor, 6/26/2020(c)	Media	2,039,400	2,070,300	30,900
Total Senior Secured Second Lien Term Loans		7,179,785	7,230,694	50,909

Subordinated Unsecured Term Loans
Catalent Pharma Solutions Inc., L+525, 1.25% LIBOR Floor, 12/31/2017(c)(d)	Healthcare	1,425,428	1,417,396	(8,032)

Total		$37,683,784	$37,783,747	99,963
	Total interest income, net of expenses on TRS			190,631
	Total Fair Value of TRS			$290,594

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
(c) Position or portion thereof unsettled as of June 30, 2013.
(d)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2013, 94.1% of the Company’s total assets represented qualifying assets. In addition, as described in Note 6, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 77.5% of the Company’s total assets represented qualifying assets as of June 30, 2013.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2012:

Underlying Loans(a)	Industry	Notional Amount	Market Value(b)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Term Loans
Peppermill Casinos Inc., L+600, 1.25% LIBOR Floor, 11/9/2018	Gaming & Hotels	$492,500	$486,875	$(5,625)
Safe-Guard Products International, LLC, L+600, 1.25% LIBOR Floor, 12/21/2018	Financial Services	900,600	905,340	4,740
Sequa Corporation, L+400, 1.25% LIBOR Floor, 6/19/2017	Aerospace/Defense	497,500	502,655	5,155
TransFirst Holdings, Inc., L+500, 1.25% LIBOR Floor, 12/27/2017	Computers & Electronics	495,000	500,000	5,000
Washington Inventory Service, L+450, 1.25% LIBOR Floor, 12/20/2018	Professional & Business Services	497,500	500,625	3,125
Total		$2,883,100	$2,895,495	12,395
	Total interest income, net of expenses on TRS			98
	Total Fair Value of TRS			$12,493

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

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of June 30, 2013, according to the fair value hierarchy:

Valuation Inputs	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$-	$-	$8,643,970	$-
Level 2—Significant other observable inputs	-	-	-	-
Level 3—Significant unobservable inputs	16,417,934	5,410,360	-	290,594
	$16,417,934	$5,410,360	$8,643,970	$290,594

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of December 31, 2012, according to the fair value hierarchy:

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Valuation Inputs	First Lien Senior Secured Term Loans	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$-	$1,817,762	$-
Level 2—Significant other observable inputs	-	-	-
Level 3—Significant unobservable inputs	1,980,044	-	12,493
	$1,980,044	$1,817,762	$12,493

The Company’s investments as of June 30, 2013, excluding short term investments, primarily consisted of debt securities that are traded on a private over-the-counter market for institutional investors. Except for investments specifically identified, the Company valued its portfolio investments by using market comparables, discounted cash flow models and independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the pricing service from dealers on the determination date of the relevant period end.

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

The Company valued its TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the fair value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation primarily on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect a price that market participants may be willing to pay for an investment. These valuations are sent to the Company for review and testing. The Company reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of the quarterly valuation process. To the extent the Company has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuations will be discussed or challenged pursuant to the terms of the TRS. As a result of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that the total fair value of the TRS should be classified as Level 3 within the fair value hierarchy. The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy for the three and six months ended June 30, 2013. The Company’s policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that causes the transfer.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2013:

	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Total Return Swap	Total
Balance, as of December 31, 2012	$1,980,044	$-	$12,493	$1,992,537
Investments purchased	15,362,353	5,295,825	-	20,658,178
Net realized gain	14,971	-	-	14,971
Net change in unrealized appreciation(1)	204,156	110,857	278,101	593,114
Accretion of discount	3,333	3,678	-	7,011
Sales and redemptions	(1,146,923)	-	-	(1,146,923)
Balance, as of June 30, 2013	$16,417,934	$5,410,360	$290,594	$22,118,888

(1)

Represents the amount of total gains/losses for the period included in the change in unrealized appreciation on investments and change in unrealized appreciation on total return swap still held at the reporting date.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2013 were as follows:

	Fair Value(1)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured First Lien Term Loans	$16,417,934	Discounted cash flow	Discount rates	4.75% - 8.75% (6.51%)
Senior Secured Second Lien Term Loans	$5,410,360	Discounted cash flow	Discount rates	7.91% - 11.25% (9.09%)
(1) The TRS was valued in accordance with the TRS Agreement as discussed above.

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien and second lien term loans are the discount rates. A significant increase or decrease in the discount rates would result in a significantly lower or higher fair value measurement, respectively.

Note 8. General and Administrative Expense

General and administrative expense consists of the following items for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Professional fees expense	$408,062	$687,649
Marketing expense	96,759	183,399
Printing and mailing expense	73,738	98,626
Insurance expense	52,901	105,802
Filing fees	51,450	57,550
Director fees and expenses	8,185	16,024
Other expenses	60,920	111,828
Total general and administrative expense	$752,015	$1,260,878

Note 9. Borrowings

In 2012, the Company entered into an unsecured financing arrangement with Flatiron Capital, an unaffiliated third party, for directors and officers insurance in an amount of approximately $179,000. Payments under the financing arrangement were due in 10 equal installments, with final payment made on April 19, 2013.

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Note 11. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended June 30, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012:

	Six Months Ended June 30, 2013	For the Period from January 31, 2012 (Inception) through December 31, 2012
Per share data:(1)
Net asset value at beginning of period	$8.97	$-
Results of operations:
Net investment income(2)	0.05	0.01
Net realized gain and net change in unrealized appreciation on investments	0.16	0.02
Net realized gain and net change in unrealized appreciation on total return swap	0.44	0.02
Net increase in net assets resulting from operations	0.65	0.05
Shareholder distributions:
Distributions from net investment income	(0.06)	-
Distributions from net realized gains	(0.30)	-
Net decrease in net assets from shareholder distributions	(0.36)	-
Capital share transactions:
Issuance of common stock above net asset value(3)	0.15	9.00
Amortization of deferred offering expenses	(0.24)	(0.08)
Net (decrease) increase in net assets resulting from capital share transactions	(0.09)	8.92
Net asset value at end of period	$9.17	$8.97
Shares of common stock outstanding at end of period	3,853,304	500,338
Total investment return-net asset value(4)	6.05%	(0.35%)

Net assets at beginning of period(5)	$4,487,115	$4,503,049
Net assets at end of period	$35,321,918	$4,487,115
Average net assets	$19,904,517	$4,495,082

Ratio/Supplemental data:(5)
Ratio of net investment income to average net assets(6)	0.54%	0.06%
Ratio of net operating expenses to average net assets(6)	1.03%	0.00%
Ratio of gross operating expenses to average net assets(7)	3.22%	0.93%
Ratio of expenses reimbursed from IIG to average net assets(6)	9.88%	2.60%
Portfolio turnover rate(8)	11.95%	0.13%
Asset coverage ratio(9)	2.29	3.02

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

(1)

The per share data for the period from January 31, 2012 (Inception) through December 31, 2012 was derived by using the weighted average shares of common stock outstanding from the commencement of operations on December 17, 2012, through December 31, 2012.

(2)

Net investment income per share includes the expense reimbursement from IIG of $0.97 and $0.23 per share for the six months ended June 30, 2013 and the period from January 31, 2012 (Inception) through December 31, 2012, respectively.

(3)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date.

(4)

Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at 95% of the then public offering price on each monthly distribution payment date. The total investment return-net asset value for the period from January 31, 2012 (Inception) through December 31, 2012 was calculated by taking the difference between (i) the net asset value per share as of December 31, 2012 and (ii) the net asset value per share on the day the Company commenced operations (December 17, 2012), and dividing such difference by the net asset value per share on the day the Company commenced operations. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full period are not annualized.

(5)

For the period from January 31, 2012 (Inception) through December 31, 2012, the net assets at the beginning of the period were derived from the net assets from the commencement of operations on December 17, 2012.

(6)

Excluding the expense reimbursement from IIG during the period, the ratios of net investment (loss) income and net operating expenses to average net assets would have been (9.34%) and 10.91%, respectively, for the six months ended June 30, 2013, and (2.54%) and 2.60%, respectively, for the period from January 31, 2012 (Inception) through December 31, 2012.

(7)

Operating expenses include all expenses borne by the Company, except for organizational and offering expenses, base management fees, incentive fees, administrative services expenses and other general and administrative expenses owed to CIM and its affiliates, and interest expense.

(8)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value and is not annualized.
(9)

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the period from January 31, 2012 (Inception) through December 31, 2012. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties.

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

Revenue

We primarily generate revenue in the form of interest income on the debt securities that we hold and capital gains on debt or other equity interests that we acquire in portfolio companies. Our senior debt investments bear interest at a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or “payment-in-kind” interest. The principal amount of the debt securities and any accrued, but unpaid, interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

Operating Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the investment advisory and administration agreements. Our investment advisory fee compensates CIM for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. CIM is responsible for compensating AIM for its services pursuant to the investment sub-advisory agreement. We bear all other expenses of our operations and transactions, including, without limitation:

•	corporate expenses relating to borrowings and costs associated with the offering of our common stock, subject to limitations included in the administration agreement;
•	the costs of calculating our net asset value, including the cost of any third-party valuation services;
•	investment advisory fees;
•

fees payable to third parties relating to, or associated with, making, monitoring and disposing of investments and valuing investments and enforcing our contractual rights, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	transfer agent and custodial fees;
•	fees and expenses associated with our marketing efforts;
•	interest payable on debt, if any, incurred to finance our investments;
•	federal and state registration fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of proxy statements, shareholders’ reports and notices;
•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
•	direct costs such as printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;
•	brokerage commissions for our investments; and
•

all other expenses incurred by CIM, AIM or us in connection with administering our business, including expenses incurred by CIM or AIM in performing its obligations, and the reimbursement of the compensation of our chief financial officer and chief compliance officer and their respective staffs paid by CIM, to the extent that they are not a person with a controlling interest in CIM or any of its affiliates, in each case subject to the limitations included in the investment advisory and administration agreements, as applicable.

Portfolio Investment Activity for the Six Months Ended June 30, 2013 and the Period from January 31, 2012 (Inception) through December 31, 2012

For the six months ended June 30, 2013, we made investments in portfolio companies totaling $20,658,178. During the same period, we sold investments totaling $504,375, received principal repayments of $642,548, and recorded realized gains of $14,971. In addition, unrealized appreciation on our investments increased by $315,013.

As of June 30, 2013, our investment portfolio, excluding our short term investments and TRS, consisted of interests in 21 portfolio companies (75% in first lien senior secured term loans and 25% in second lien senior secured term loans) with a total fair value of $21,828,294 and an average and median annual EBITDA of $50.7 million and $37.9 million, respectively, at initial investment. As of June 30, 2013, the investments in our portfolio were purchased at a weighted average price of 98.41% of par value. Our estimated gross annual yield on our investments was 7.50% based upon the purchase price of our investments.

As of December 31, 2012, our investment portfolio, excluding our short term investments and TRS, consisted of interests in two portfolio companies (100% in first lien senior secured term loans) with a total fair value of $1,980,044 and an average and median annual EBITDA of $26.6 million and $26.5 million, respectively, at initial investment. As of December 31, 2012, the investments in our portfolio were purchased at a weighted average price of 98.63% of par value. Our estimated gross annual yield on our investments was 6.55% based upon the purchase price of our investments.

The portfolio yield does not represent an actual investment return to shareholders.

As of June 30, 2013 and December 31, 2012, our short term investments included an investment in a U.S. Treasury Obligations Fund of $8,643,970 and $1,817,762, respectively, which is included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

Further, through a TRS (more fully described in “Financial Condition, Liquidity and Capital Resources” below), we obtained the economic benefit of owning investments primarily in first lien senior secured and second lien senior secured floating-rate term loans of 36 and 5 portfolio companies as of June 30, 2013 and December 31, 2012, respectively. The TRS held one investment position in common with our investment portfolio at June 30, 2013.

The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior Secured Term Loans - First lien(2)	$16,203,845	$16,417,934	53.9%	$1,970,111	$1,980,044	52.1%
Senior Secured Term Loans - Second lien(2)	5,299,503	5,410,360	17.7%	-	-	-%
Short term investments(3)	8,643,970	8,643,970	28.4%	1,817,762	1,817,762	47.9%
Total investments	$30,147,318	$30,472,264	100.0%	$3,787,873	$3,797,806	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)	We do not control and are not an affiliate of any of the portfolio companies in our investment portfolio.
(3)	Short term investments represent highly liquid investments with original maturity dates of three months or less.

The following table summarizes the composition of our underlying TRS loans at cost and fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (unaudited)			December 31, 2012
	Cost	Fair Value	Percentage of Underlying TRS Loans	Cost	Fair Value	Percentage of Underlying TRS Loans
Senior Secured Term Loans - First lien(1)	$29,078,571	$29,135,657	77.1%	$2,883,100	$2,895,495	100.0%
Senior Secured Term Loans - Second lien(1)	7,179,785	7,230,694	19.1%	-	-	-%
Subordinated Debt(1)	1,425,428	1,417,396	3.8%	-	-	-%
Total investments	$37,683,784	$37,783,747	100.0%	$2,883,100	$2,895,495	100.0%

(1)	We do not control and are not an affiliate of any of the companies of the loans underlying the TRS.

The following table summarizes the composition of our investment portfolio by the type of interest rate as of June 30, 2013 and December 31, 2012, excluding short term investments of $8,643,970 and $1,817,762, respectively:

	June 30, 2013 (unaudited)		December 31, 2012
Interest Rate Allocation	Fair Value	Percentage of Investment Portfolio	Fair Value	Percentage of Investment Portfolio
Floating Interest Rate Investments	$21,828,294	100%	$1,980,044	100%
Fixed Interest Rate Investments	-	-	-	-
Total	$21,828,294	100%	$1,980,044	100%

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

The following table summarizes the composition of our underlying TRS loans by the type of interest rate as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (unaudited)		December 31, 2012
Interest Rate Allocation	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans
Floating Interest Rate Investments	$37,783,747	100%	$2,895,495	100%
Fixed Interest Rate Investments	-	-%	-	-%
Total	$37,783,747	100%	$2,895,495	100%

The table below shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total investment portfolio assets in such industries as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (unaudited)		December 31, 2012
	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Oil & Gas	$3,666,750	12.0%	$-	-%
Media	2,455,625	8.1%	-	-%
Telecommunications	2,012,815	6.5%	-	-%
Construction	1,997,500	6.5%	-	-%
Environmental Services	1,905,225	6.3%	-	-%
Professional & Business Services	1,521,451	5.0%	-	-%
Financial Services	1,447,435	4.8%	-	-%
Healthcare	1,151,732	3.8%	-	-%
Building Materials	1,002,500	3.3%	-	-%
Food & Beverage	999,994	3.3%	-	-%
Chemicals	979,875	3.2%	1,000,000	26.3%
Insurance	975,131	3.2%	980,044	25.8%
Printing & Publishing	703,618	2.3%	-	-%
Gaming & Hotels	506,875	1.7%	-	-%
Entertainment & Leisure	501,768	1.6%	-	-%
U.S. Treasury Securities	8,643,970	28.4%	1,817,762	47.9%
Total	$30,472,264	100.0%	$3,797,806	100.0%

The table below summarizes the composition of our underlying TRS loans by industry classification and the percentage, by fair value, of the underlying TRS assets in such industries as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (unaudited)		December 31, 2012
	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans
Professional & Business Services	$5,499,136	14.6%	$500,625	17.3%
Healthcare	4,879,277	12.9%	-	-%
Telecommunications	3,868,379	10.2%	-	-%
Computers & Electronics	3,631,072	9.6%	500,000	17.3%
Financial Services	2,911,561	7.7%	905,340	31.3%
Packaging	2,768,775	7.3%	-	-%
Media	2,569,044	6.8%	-	-%
Textile & Apparel Mfg.	2,531,509	6.7%	-	-%
Chemicals	2,220,863	5.9%	-	-%
Entertainment & Leisure	1,596,540	4.2%	-	-%
Gaming & Hotels	1,512,400	4.0%	486,875	16.8%
Oil & Gas	1,371,055	3.6%	-	-%
Food & Beverage	875,160	2.3%	-	-%
Ecological	548,308	1.5%	-	-%
Diversified Support Services	515,628	1.4%	-	-%
Steel	485,040	1.3%	-	-%
Aerospace/Defense	-	-%	502,655	17.3%
Total	$37,783,747	100.0%	$2,895,495	100.0%

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of June 30, 2013 and December 31, 2012, excluding short term investments of $8,643,970 and $1,817,762, respectively:

	June 30, 2013 (unaudited)		December 31, 2012
Investment Rating	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
1	$-	-%	$-	-%
2	21,828,294	100%	1,980,044	100%
3	-	-%	-	-%
4	-	-%	-	-%
5	-	-%	-	-%
	$21,828,294	100%	$1,980,044	100%

The following table summarizes the composition of our underlying TRS loans based on the 1 to 5 investment rating scale at fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (unaudited)		December 31, 2012
Investment Rating	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans
1	$-	-%	$-	-%
2	37,783,747	100%	2,895,495	100%
3	-	-%	-	-%
4	-	-%	-	-%
5	-	-%	-	-%
	$37,783,747	100%	$2,895,495	100%

The amount of the portfolio and underlying TRS loans in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the investment portfolio as a result of new investments, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio

As of August 9, 2013, our investment portfolio, excluding our short term investments and TRS, consists of interests in 27 first lien and second lien secured term loans primarily to private U.S. companies with an average and median annual EBITDA of $51.5 million and $42.8 million, respectively, at initial investment. The investments were purchased at a weighted average price of 98.65% of par value and our estimated gross annual portfolio yield is 6.95%. The portfolio yield does not represent an actual investment return to shareholders.

As of August 9, 2013, our short term investments include an investment in a U.S. Treasury Obligations Fund of approximately $10,757,000.

Further, as of August 9, 2013, through a TRS (more fully described in “Financial Condition, Liquidity and Capital Resources” below), we obtained the economic benefit of owning investments primarily in first lien senior secured and second lien senior secured floating-rate loans of 45 portfolio companies.

Results of Operations for the Three Months Ended June 30, 2013

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

Our results of operations for the three months ended June 30, 2013 are as follows:

Investment income	$245,494
Net operating expenses	90,601
Net investment income	154,893
Net realized gain from investments	10,438
Net change in unrealized appreciation on investments	190,731
Net realized gain on total return swap	395,757
Net change in unrealized depreciation on total return swap	(53,189)
Net increase in net assets resulting from operations	$698,630

Investment Income

For the three months ended June 30, 2013, we generated investment income of $245,494, consisting primarily of interest income on investments in senior secured loans of 22 portfolio companies held during the period. Our investment portfolio, excluding short term investments and the TRS, increased approximately $13,583,000 during the period as we continued to deploy the net proceeds from our offering during the three months ended June 30, 2013. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our offering. As a result, we believe that reported investment income for the three months ended June 30, 2013 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is included in the fair value of the TRS, and eventually recorded as part of realized gain or loss on total return swap.

Operating expenses

The composition of our operating expenses for the three months ended June 30, 2013 was as follows:

Management fees	$120,781
Administrative services expense	307,636
Capital gains incentive fee	57,705
General and administrative	752,015
Total expenses	1,238,137
Less: expense reimbursement from IIG	(1,147,536)
Net operating expenses	$90,601

Expense Reimbursement

Our affiliate, IIG, has agreed to reimburse us commencing with the quarter ended December 31, 2012 for certain expenses pursuant to the expense support and conditional reimbursement agreement. See “Related Party Transactions” below for further details about the expense support and conditional reimbursement agreement. Also see Note 3 to our consolidated financial statements for additional disclosures regarding the expense reimbursements from IIG.

For the three months ended June 30, 2013, we recorded $1,147,536 of expense reimbursement from IIG in connection with the expense support and conditional reimbursement agreement.

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse any such costs by IIG.

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by us for the three months ended December 31, 2012, March 31, 2013, and June 30, 2013.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)		Eligible for Reimbursement through
December 31, 2012	$116,706	$-	$116,706	0.93%	0.00%	(2)	December 31, 2015
March 31, 2013	819,373	-	819,373	2.75%	7.00%		March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%		June 30, 2016
Total	$2,083,615	$-	$2,083,615

(1)

Operating expenses include all expenses borne by us, except for organizational and offering expenses, base management fees, incentive fees, administrative services expenses and other general and administrative expenses owed to CIM and its affiliates and interest expense.

(2)	We did not declare any distributions during the three months ended December 31, 2012.
(3)

Annualized Distribution Rate equals the annualized rate of distributions paid to shareholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by CIM. Annualized Distribution Rate does not include special cash or stock distributions paid to shareholders.

Net Investment Income

Our net investment income totaled $154,893 for the three months ended June 30, 2013.

Net Realized Gain from Investments

For the three months ended June 30, 2013, we recorded a net realized gain from investments of $10,438, which was primarily due to the sale of an investment for a gain of $10,000.

Net Change in Unrealized Appreciation on Investments

For the three months ended June 30, 2013, the net change in unrealized appreciation on our investments totaled $190,731. This change was predominantly driven by primary investments, sourced with the assistance of AIM, made available to us at advantageous purchase prices.

Net Realized Gain on TRS

For the three months ended June 30, 2013, we recorded a net realized gain on the TRS of $395,757.  This realized gain was primarily due to the sale of underlying loans subject to the TRS for a gain of approximately $250,000.

Net Change in Unrealized Depreciation on TRS

For the three months ended June 30, 2013, the net change in unrealized depreciation on the TRS was $53,189. This change was driven by a widening of credit spreads during the quarter, partially offset by an increase in interest income, net of expenses on the TRS.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2013, we recorded a net increase in net assets resulting from operations of $698,630.

Results of Operations for the Six Months Ended June 30, 2013

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

Our results of operations for the six months ended June 30, 2013 are as follows:

Investment income	$313,620
Net operating expenses	205,411
Net investment income	108,209
Net realized gain from investments	14,971
Net change in unrealized appreciation on investments	315,013
Net realized gain on total return swap	601,480
Net change in unrealized appreciation on total return swap	278,101
Net increase in net assets resulting from operations	$1,317,774

Investment Income

For the six months ended June 30, 2013, we generated investment income of $313,620, consisting primarily of interest income on investments in senior secured loans of 23 portfolio companies held during the period. Our investment portfolio, excluding short term investments and the TRS, increased approximately $19,848,000 during the period as we continued to deploy the net proceeds from our offering during the six months ended June 30, 2013. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our offering. As a result, we believe that reported investment income for the six months ended June 30, 2013 is not representative of our stabilized or future performance. The interest income earned by the loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is included in the fair value of the TRS, and eventually recorded as part of realized gain or loss on total return swap.

Operating expenses

The composition of our operating expenses for the six months ended June 30, 2013 was as follows:

Management fees	$165,523
Administrative services expense	571,191
Capital gains incentive fee	174,728
General and administrative	1,260,878
Total expenses	2,172,320
Less: expense reimbursement from IIG	(1,966,909)
Net operating expenses	$205,411

Expense Reimbursement

Our affiliate, IIG, has agreed to reimburse us commencing with the quarter ended December 31, 2012 for certain expenses pursuant to the expense support and conditional reimbursement agreement. See Related Party Transactions below for further details about the expense support and conditional reimbursement agreement. Also see Note 3 to our consolidated financial statements for additional disclosures regarding the expense reimbursements from IIG.

 For the six months ended June 30, 2013, we recorded $1,966,909 of expense reimbursement from IIG in connection with the expense support and conditional reimbursement agreement.

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse any such costs by IIG.

Net Investment Income

Our net investment income totaled $108,209 for the six months ended June 30, 2013.

Net Realized Gain from Investments

For the six months ended June 30, 2013, we recorded a net realized gain from investments of $14,971, which was primarily due to the sale of investments for a gain of $14,375.

Net Change in Unrealized Appreciation on Investments

For the six months ended June 30, 2013, the net change in unrealized appreciation on our investments totaled $315,013. This change was driven by a tightening of credit spreads during the period and primary investments, sourced with the assistance of AIM, made available to us at advantageous purchase prices.

Net Realized Gain on TRS

For the six months ended June 30, 2013, we recorded a net realized gain on the TRS of $601,480.  This realized gain was primarily due to the sale of underlying loans subject to the TRS for a gain of approximately $455,000.

Net Change in Unrealized Appreciation on TRS

For the six months ended June 30, 2013, the net change in unrealized appreciation on the TRS was $278,101. This change was driven by tightening of credit spreads during the period and an increase in interest income, net of expenses on the TRS.

Net Increase in Net Assets Resulting from Operations

For the six months ended June 30, 2013, we recorded a net increase in net assets resulting from operations of $1,317,774.

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

We will sell our shares on a continuous basis at our latest public offering price of $10.24 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who tender subscriptions for shares of our common stock in the offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each semi-monthly closing on the sale of shares of our common stock, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value no later than 48 hours prior to the time that we price our shares. In connection with each semi-monthly closing, we will, in each case if necessary, update the information contained in our prospectus by filing a prospectus supplement with the SEC, and we will also post any updated information to our website.

Since commencing our continuous public offering on July 2, 2012, and through August 9, 2013, we have sold 5,839,032 shares of common stock for gross proceeds of approximately $58,521,000 at an average price per share of $10.02. As of June 30, 2013, we sold 3,853,304 shares for gross proceeds of approximately $38,418,000 at an average price per share of $9.97. The gross proceeds received include reinvested shareholder distributions of $213,150, for which we issued 21,988 shares of common stock. As of June 30, 2013, the sales commissions and dealer manager fees related to the sale of our common stock were $2,156,807 and $1,017,970, respectively.

The net proceeds from our continuous offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of June 30, 2013, we had $8,643,970 in short term investments, primarily invested in U.S. government securities.

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

Each individual loan must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Flatiron receives from Citibank all interest and fees payable in respect of the loans included in the TRS. Flatiron pays to Citibank interest at a rate equal to, in respect of each loan included in the TRS, the floating rate index specified for such loan + 1.25% per year. In addition, upon the termination or repayment of any loan subject to the TRS, Flatiron will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

Citibank may terminate the TRS on or after December 17, 2013, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 60% of the maximum portfolio amount, multiplied by 1.25% per year. We estimate the early termination fee would have been approximately $201,000 as of June 30, 2013. Other than during the first nine months and last 180 days of the term of the TRS, Flatiron may be required to pay a minimum usage fee in connection with the TRS. At June 30, 2013, Flatiron was not subject to a minimum usage fee.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. Flatiron is in compliance with these covenants and reporting requirements as of June 30, 2013.

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

For purposes of the asset coverage ratio test applicable to us as a BDC, we treat the outstanding notional amount of the TRS, less the amount of any cash collateral required to be posted by Flatiron under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

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

As of June 30, 2013, the fair value of the TRS was $290,594. The fair value of the TRS is reflected as unrealized appreciation on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation on total return swap. As of June 30, 2013, Flatiron had selected 39 underlying loans with a total notional amount of $37,683,784 and posted $10,334,242 in cash collateral held by Citibank (of which only $10,297,039 was required to be posted, which is reflected in due from counterparty on our consolidated balance sheets).

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

Our board of directors declared distributions for 12 record dates in the six months ended June 30, 2013. Declared distributions are paid monthly. The following table presents the cash distributions per share that were declared during the six months ended June 30, 2013:

	Distributions
Three Months Ended	Per Share	Amount
March 31, 2013 (six record dates)	$0.1769	$208,766
June 30, 2013 (six record dates)	0.1788	518,630
Total Distributions for the six months ended June 30, 2013	$0.3557	$727,396

On July 15, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.029867 per share each, which were paid on August 1, 2013 to shareholders of record on July 15, 2013 and July 31, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We make and intend to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is entitled to a deduction for federal income tax purposes for distributions paid to shareholders if it distributes at least 90% of its “investment company taxable income,” as defined by the Code, each year. To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we would need to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG, which are subject to recoupment. We have not established limits on the amount of funds we may use from available sources to make distributions. For a significant time after the commencement of our offering, a substantial portion of our distributions may result from expense reimbursements from IIG, which are subject to repayment by us within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or IIG continues to make such expense reimbursements. Shareholders should also understand that our future repayments will reduce the distributions that they would otherwise receive.  There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.  IIG has no obligation to provide expense reimbursements to us in future periods. For the three and six months ended June 30, 2013, if expense reimbursements from IIG of $1,147,536 and $1,966,909, respectively, were not supported, some or all of the distributions may be a return of capital.

The following table reflects the sources of the cash distributions that we have declared on our common stock during the six months ended June 30, 2013:

Source of Distribution	Distribution Amount	Percentage
Realized gain on investments and total return swap(1)	$616,495	84.8%
Expense reimbursement from IIG	110,901	15.2%
Total	$727,396	100.0%

(1)	Includes interest income and fees, net of financing amounts paid to Citibank generated on the loans underlying the TRS of $145,295.

Our net investment income on a tax basis for the six months ended June 30, 2013 was $108,209. As of June 30, 2013, we have distributed all tax-basis net investment income.

There were no differences between our GAAP-basis net investment income and our tax-basis net investment income. The above sources are not currently estimated to be characterized as long-term capital gains distributions.

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

As of June 30, 2013 and December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2013 (unaudited)	December 31, 2012
Undistributed net investment income	$-	$2,692
Undistributed net realized gain from investments	-	44
Net unrealized appreciation on investments and total return swap(1)	615,540	22,426
	$615,540	$25,162

(1)

As of June 30, 2013 and December 31, 2012, the gross unrealized appreciation on our investments and the underlying loans of our TRS was $809,350 and $28,051, respectively, which included interest income and fees, net of financing amounts paid to Citibank, generated on the loans underlying the TRS of $190,631 and $98, respectively.  As of June 30, 2013 and December 31, 2012, the gross unrealized depreciation on our investments and the underlying loans of our TRS was $193,810 and $5,625, respectively.

The aggregate cost of our investments for federal income tax purposes totaled $30,147,318 and $3,787,873 as of June 30, 2013 and December 31, 2012, respectively. The aggregate net unrealized appreciation on a tax basis, including our TRS, was $615,540 and $22,426 as of June 30, 2013 and December 31, 2012, respectively.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material adverse effect on our consolidated financial statements.

Critical Accounting Policies

For a detailed discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K/A for the period from January 31, 2012 (Inception) through December 31, 2012.  We consider these accounting policies critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements.

Related Party Transactions

We have entered into an agreement with CIM to provide us with investment advisory services. Payments for investment advisory services under the investment advisory agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the average value of our gross assets, excluding cash and cash equivalents, and (b) an incentive fee based on our performance, as described below. ICON Capital and, to the extent requested to provide such services and such services are so provided, CIM and AIM and their respective affiliates, may be reimbursed for administrative expenses incurred on our behalf.

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in our investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee is equal 20% of our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.  On a cumulative basis and to the extent that all realized capital losses and unrealized capital depreciation exceed realized capital gains as well as the aggregate realized net capital gains for which a fee has previously been paid, we would not be required to pay CIM a capital gains incentive fee.

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

ICON Capital provides us with accounting, investor relations and other administrative services. We entered into an administration agreement with ICON Capital pursuant to which ICON Capital furnishes us with administrative services necessary to conduct our day-to-day operations. ICON Capital is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital.

In December 2012, pursuant to a private placement, IIG completed the purchase of 111,111 shares of common stock, or the IIG Shares, at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. IIG will not tender its shares for repurchase as long as CIM remains our investment adviser. Further, in December 2012, pursuant to a private placement, Apollo Principal Holdings III, L.P., a subsidiary of Apollo, or APH III, completed the purchase of 111,111 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. APH III will not tender its shares for repurchase as long as AIM remains our sub-adviser.

Our payment of organization costs and offering expenses (including reimbursement of costs incurred by IIG and its affiliates) is capped at 1.5% of the gross proceeds raised from our offering. If we sell the maximum number of shares at our latest public offering price of $10.24 per share, then we estimate that we may incur up to approximately $15,360,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed. Previously, we interpreted “raised” to mean all gross proceeds that we expected to raise through the completion of the offering of our shares, rather than actual gross proceeds raised through the date of the reimbursement.  Consistent with such application and since we believed we would raise at least $100 million through the completion of the offering of our shares, upon commencement of operations on December 17, 2012, we issued the IIG Shares to IIG in lieu of payment of $1,000,000 for organization and offering expenses submitted for reimbursement.  The transaction satisfied an independent obligation of IIG to invest $1,000,000 in our shares.  Through that date, we had raised gross proceeds from unaffiliated outside investors of $2,639,439 and from affiliated investors of $2,000,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $69,592.

With respect to any future reimbursements for organization and offering costs, we will interpret the 1.5% cap based on actual gross proceeds raised at the time of such reimbursement.  In addition, we will not issue any of our shares or other securities for services or for property other than cash or securities except as a dividend or distribution to our security holders or in connection with a reorganization.  Consistent with this interpretation, on May 30, 2013, IIG paid us $1,000,000, plus interest accrued at a rate of 7% per year. At June 30, 2013, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,017,000, of which $1,000,000 have been recorded by us as a payable to IIG. No additional material organization costs or offering expenses have been incurred by IIG and its affiliates subsequent to June 30, 2013. The decision to fund our organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, we may or may not be requested to reimburse any costs funded by IIG and its affiliates.

On January 30, 2013 we entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse us for expenses in an amount that is sufficient to: (1) ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings, and/or (2) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to our investment income. Pursuant to the expense support and conditional reimbursement agreement, we will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders. For the three and six months ended June 30, 2013, we recorded $1,147,536 and $1,966,909, respectively of expense reimbursement from IIG in connection with the expense support and conditional reimbursement agreement.

During the six month period ended June 30, 2013, expense reimbursements of $833,050 from IIG were offset on our consolidated balance sheets against amounts due to affiliates of IIG for management fees, administrative services expense, and incentive fees. As of June 30, 2013, the net reimbursement from IIG was $991,154.

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by us for the three months ended December 31, 2012, March 31, 2013, and June 30, 2013.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)		Eligible for Reimbursement through
December 31, 2012	$116,706	$-	$116,706	0.93%	0.00%	(2)	December 31, 2015
March 31, 2013	819,373	-	819,373	2.75%	7.00%		March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%		June 30, 2016
Total	$2,083,615	$-	$2,083,615

(1)

Operating expenses include all expenses borne by us, except for organizational and offering expenses, base management fees, incentive fees, administrative services expenses and other general and administrative expenses owed to CIM and its affiliates and interest expense.

(2)	We did not declare any distributions during the three months ended December 31, 2012.
(3)

Annualized Distribution Rate equals the annualized rate of distributions paid to shareholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by CIM. Annualized Distribution Rate does not include special cash or stock distributions paid to shareholders.

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

Contractual Obligations

In 2012, we entered into an unsecured financing arrangement with Flatiron Capital, an unaffiliated third party, for directors and officers insurance in an amount of approximately $179,000. Payments under the financing arrangement were due in 10 equal installments, with final payment made on April 19, 2013.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2013, 100% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates, except for our short term investments, which are invested in U.S. Treasury securities and repurchase agreements and have fixed rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio and TRS Agreement in effect as of June 30, 2013:

LIBOR Basis Point Change	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 28 basis points	$104,910	3.1%
Current LIBOR	-	0.0%
Up 100 basis points	(316,407)	(9.3%)
Up 200 basis points	(104,033)	(3.1%)
Up 300 basis points	108,341	3.2%

(1)

Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities) plus 1.25% per year on the full notional amount of the loans subject to the TRS. As of June 30, 2013, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

In addition, we may have risk regarding portfolio valuation. See Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies and other third parties. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our registration statement on Form N-2, as amended, was declared effective by the SEC on July 2, 2012 (SEC File No. 333-178646). Our offering period commenced on July 2, 2012.

We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2013.

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

4.1

Form of Subscription Agreement (Incorporated by reference to the Form of Subscription Agreement included in Registrant’s  Prospectus Supplement No. 2 filed with the SEC on July 19, 2013 (File No. 333-178646)).

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

10.4

Custody Agreement by and between CĪON Investment Corporation and U.S. Bank National Association (Incorporated by reference to Exhibit (J) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

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

10.9

Expense Support and Conditional Reimbursement Agreement dated as of January 30, 2013, by and between C?ON Investment Corporation and ICON Investment Group, LLC (Incorporated by reference to Exhibit (K)(5) to Post-Effective Amendment No.1 to Registrant’s Registration Statement on Form N-2 filed with the SEC on January 31, 2013 (File No. 333-178646)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit Number	Description of Document

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2013

CĪON Investment Corporation (Registrant)

By	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Principal Executive Officer)

By	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Principal Executive Officer)

By	/s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer (Principal Financial and Accounting Officer)