Form 10-Q
period 2013-09-30
CION Investment Corp
filed 2013-11-13
CIK 1534254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Yes [  ] No [x]

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 8, 2013 was 11,399,542.

CĪON INVESTMENT CORPORATION

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation
Consolidated Balance Sheets
	September 30,	December 31,
	2013	2012
	(unaudited)
Assets

Investments, at fair value (amortized cost of $51,690,233 and $3,787,873, respectively)	$52,235,327	$3,797,806
Cash	91,806	-
Due from counterparty(2)	19,810,924	729,325
Reimbursement from IIG, net(1)	1,260,234	25,807
Deferred offering expenses, net	210,959	958,904
Prepaid expenses	158,019	105,802
Interest receivable on investments	163,475	187
Receivable due on investments sold and repaid	26,342	-
Unrealized appreciation on total return swap(2)	879,402	12,493
Receivable due on total return swap(2)	2,237,080	-
Total assets	$77,073,568	$5,630,324

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$3,812,200	$990,000
Shareholders' distributions payable(3)	447,039	-
Accounts payable and accrued expenses	616,891	57,427
Due to IIG - offering expenses(1)	550,000	-
Commissions payable	-	23,100
Financing arrangement	-	72,682
Total liabilities	5,426,130	1,143,209

Commitments and contingencies (Note 10)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
7,715,146 and 500,338 shares issued and outstanding, respectively(1)	7,715	500
Capital in excess of par value	70,206,374	4,461,453
Accumulated undistributed net investment income	8,853	2,692
Accumulated undistributed net realized gain from investments	-	44
Accumulated net unrealized appreciation on investments	545,094	9,933
Accumulated net unrealized appreciation on total return swap(2)	879,402	12,493
Total shareholders' equity	71,647,438	4,487,115

Total liabilities and shareholders' equity	$77,073,568	$5,630,324

Net asset value per share of common stock at end of period	$9.29	$8.97
Shares of common stock outstanding	7,715,146	500,338

(1) See Note 3 for a discussion of expense reimbursements from ICON Investment Group, LLC, or IIG.
(2) See Note 6 for a discussion of the Company’s total return swap agreement.
(3) See Note 4 for a discussion of the source of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 31, 2012 (Inception) through September 30, 2012
	2013	2012	2013
Investment income
Interest income	$494,701	$-	$808,321	$-

Operating expenses
Management fees	248,225	-	413,748	-
Administrative services expense	144,462	-	715,653	-
Capital gains incentive fee(1)	128,766	-	303,494	-
General and administrative(2)	667,704	3,000	1,928,582	3,000
Total expenses	1,189,157	3,000	3,361,477	3,000
Less: expense reimbursement from IIG(3)	(1,296,834)	(3,000)	(3,263,743)	(3,000)
Net operating expenses	(107,677)	-	97,734	-
Net investment income	602,378	-	710,587	-

Realized and unrealized gains
Net realized gain from investments	1,381	-	16,352	-
Net change in unrealized appreciation on investments	220,148	-	535,161	-
Net realized gain on total return swap(4)	494,891	-	1,096,371	-
Net change in unrealized appreciation on total return swap(4)	588,808	-	866,909	-
Total net realized and unrealized gains	1,305,228	-	2,514,793	-

Net increase in net assets resulting from operations	$1,907,606	-	$3,225,380	$-

Per share information—basic and diluted

Net increase in net assets per share resulting from operations	$0.32	-	$0.96	$-

Weighted average shares of common stock outstanding	6,019,520	111	3,371,894	111

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(2)	See Note 8 for details of the Company's general and administrative expense.
(3)	See Note 3 for a discussion of expense reimbursements from IIG.
(4)	See Note 6 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

		For the Period from
		January 31, 2012
	Nine Months Ended	(Inception) through
	September 30, 2013	September 30, 2012
Changes in net assets from operations:
Net investment income	$710,587	$-
Net realized gain from investments	16,352	-
Net change in unrealized appreciation on investments	535,161	-
Net realized gain on total return swap(1)	1,096,371	-
Net change in unrealized appreciation on total return swap(1)	866,909	-
Net increase in net assets resulting from operations	3,225,380	-
Shareholder distributions:
Distributions from net investment income(2)	(704,426)	-
Distributions from net realized gains	(1,112,767)	-
Net decrease in net assets from shareholder distributions	(1,817,193)	-
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $6,545,134 and $0, respectively	65,858,114	1,000
Reinvestment of shareholder distributions	641,967	-
Amortization of deferred offering expenses	(747,945)	-
Net increase in net assets resulting from capital share transactions	65,752,136	1,000

Total increase in net assets	67,160,323	1,000
Net assets at beginning of period	4,487,115	-
Net assets at end of period	$71,647,438	$1,000

Net asset value per share of common stock at end of period	$9.29	$9.00
Shares of common stock outstanding at end of period	7,715,146	111

Undistributed net investment income at end of period	$8,853	$-

(1) See Note 6 for a discussion of the Company’s total return swap agreement.
(2) See Note 4 for a discussion of the source of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Cash Flows

(unaudited)

		For the Period from
		January 31, 2012
	Nine Months Ended	(Inception) through
	September 30, 2013	September 30, 2012
Operating activities:
Net increase in net assets resulting from operations	$3,225,380	$-
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net accretion of discount on investments	(14,225)	-
Proceeds from principal repayment of investments	769,044	-
Purchase of investments	(39,867,686)	-
Net change in short term investments	(9,914,471)	-
Proceeds from sale of investments	1,141,330	-
Net realized gain from investments	(16,352)	-
Net change in unrealized appreciation on investments	(535,161)	-
Net change in unrealized appreciation on total return swap(1)	(866,909)	-
Due from counterparty	(19,081,599)	-
Reimbursement from IIG, net(2)	(1,234,427)	-
Prepaid expenses	(52,217)	-
Interest receivable on investments	(163,288)	-
Receivable due on investments sold and repaid	(26,342)	-
Receivable due on total return swap(1)	(2,237,080)	-
Payable for investments purchased	2,822,200	-
Accounts payable and accrued expenses	559,464	-
Due to IIG - offering expenses	550,000	-
Other liabilities	-	23
Net cash (used in) provided by operating activities	(64,942,339)	23

Financing activities:
Gross proceeds from issuance of common stock	72,403,248	1,000
Commissions and dealer manager fees paid	(6,568,234)	-
Reinvestment of shareholder distributions	641,967	-
Shareholder distributions paid(3)	(1,370,154)	-
Repayment of financing arrangement	(72,682)	-
Net cash provided by financing activities	65,034,145	1,000

Net increase in cash	91,806	1,023
Cash, beginning of period	-	-
Cash, end of period	$91,806	$1,023

Supplemental non-cash financing activities:
Deferred offering expenses charged to shareholders' equity	$747,945	$-
Shareholders' distributions payable	$447,039	$-

(1) See Note 6 for a discussion of the Company’s total return swap agreement.
(2) See Note 3 for a discussion of expense reimbursements from IIG.
(3) See Note 4 for a discussion of the source of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

 September 30, 2013

(unaudited)

Portfolio Company(a)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(b)
Senior Secured First Lien Term Loans - 47.5%
Captive Resources Midco, LLC, L+550, 1.25% LIBOR Floor, 10/31/2018	Insurance	$990,000	$974,704	$972,675
CHI Overhead Doors, L+425, 1.25% LIBOR Floor, 3/18/2019	Building Materials	975,559	971,035	974,949
Custom Ecology, Inc., L+550, 1.25% LIBOR Floor, 6/26/2019	Environmental Services	1,905,225	1,886,591	1,912,370
Distribution International, Inc., L+650, 1.00% LIBOR Floor, 7/16/2019	Construction	2,493,750	2,474,186	2,482,777
F+W Media, Inc., L+650, 1.25% LIBOR Floor, 6/30/2019	Media	1,995,000	1,839,601	1,951,778
Fender Musical Instruments Corp., L+450, 1.25% LIBOR Floor, 4/3/2019	Entertainment & Leisure	481,250	476,724	483,858
H.D. Vest, Inc., L+450, 1.25% LIBOR Floor, 12/18/2018(d)	Financial Services	601,219	596,820	598,213
Landslide Holdings, Inc., L+425, 1.00% LIBOR Floor, 8/9/2019	Computers & Electronics	2,455,845	2,431,477	2,474,264
Merrill Corp., L+625, 1.00% LIBOR Floor, 3/8/2018	Printing & Publishing	697,496	691,113	702,727
National Surgical Hospitals, Inc., L+450, 1.25% LIBOR Floor, 8/1/2019	Healthcare	3,500,000	3,465,000	3,500,000
Plano Molding Co. Inc., L+425, 1.00% LIBOR Floor, 12/21/2017	Chemicals	962,500	954,161	962,500
Prowler Acquisition Corp., L+475, 1.25% LIBOR Floor, 3/19/2019	Oil & Gas	1,950,000	1,930,500	1,940,250
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(c)	Textile & Apparel Mfg.	1,780,000	1,744,400	1,762,200
Smile Brands Group Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	Healthcare	5,000,000	4,901,286	4,939,075
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	Oil & Gas	1,197,000	1,185,373	1,206,726
Telecommunications Management, LLC, L+400, 1.00% LIBOR Floor, 4/30/2020	Telecommunications	535,513	533,064	535,848
The TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018(c)	Entertainment & Leisure	2,110,000	2,067,800	2,120,550
Total Safety W3, L+450, 1.25% LIBOR Floor, 3/13/2020	Professional & Business Services	497,500	495,094	503,097
Wastequip, LLC, L+450, 1.00% LIBOR Floor, 8/9/2019	Manufacturing	2,992,500	2,977,587	3,003,722
Westway Group, L+400, 1.00% LIBOR Floor, 2/27/2020	Food & Beverage	995,000	990,447	1,002,467
Total Senior Secured First Lien Term Loans			33,586,963	34,030,046
Senior Secured Second Lien Term Loans - 9.0%
Centaur Gaming, L+750, 1.25% LIBOR Floor, 2/20/2020	Gaming & Hotels	500,000	495,213	505,000
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	Professional & Business Services	1,000,000	995,298	1,020,000
H.D. Vest, Inc., L+800, 1.25% LIBOR Floor, 6/18/2019(d)	Financial Services	854,000	843,714	845,460
Healogics, Inc., L+800, 1.25% LIBOR Floor, 2/5/2020	Healthcare	500,000	495,373	512,085
LTS Buyer LLC, L+675, 1.25% LIBOR Floor, 4/12/2021	Telecommunications	500,000	495,081	507,500
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	Telecommunications	500,000	495,103	490,314
SESAC Holdco II, LLC, L+875, 1.25% LIBOR Floor, 8/8/2019	Media	1,500,000	1,522,947	1,537,500
Sprint Industrial Holdings, LLC, L+1000, 1.25% LIBOR Floor, 11/14/2019	Oil & Gas	500,000	490,231	503,750
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	Telecommunications	543,290	538,077	551,439
Total Senior Secured Second Lien Term Loans			6,371,037	6,473,048
Short Term Investments - 16.4%(e)
First American Treasury Obligations Fund, Class Z Shares(f)		11,732,233	11,732,233	11,732,233
Total Short Term Investments			11,732,233	11,732,233
TOTAL INVESTMENTS - 72.9%			$51,690,233	$52,235,327
OTHER ASSETS IN EXCESS OF LIABILITIES - 27.1%				$19,412,111
NET ASSETS - 100%				$71,647,438

TOTAL RETURN SWAP - 1.2%		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (see Note 6)		$71,875,170		$879,402

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying. The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.

(b)		Fair value determined by the Company’s board of directors (see Note 7).
(c)		Position or portion thereof unsettled as of September 30, 2013.
(d)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2013, 98.0% of the Company’s total assets represented qualifying assets. In addition, as described in Note 6, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 75.6% of the Company’s total assets represented qualifying assets as of September 30, 2013.

(e)		Short term investments represent highly liquid investments with original maturity dates of three months or less.
(f)		Effective yield as of September 30, 2013 is <0.01%.
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

September 30, 2013

(unaudited)

Note 1. Organization and Principal Business

CĪON Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on August 9, 2011. On December 17, 2012, the Company successfully raised gross proceeds from unaffiliated outside investors of at least $2,500,000, or the minimum offering requirement, and commenced operations. The Company is a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the 1940 Act. The Company elected to be treated for federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

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

As of September 30, 2013, the Company had sold 7,715,146 shares for gross proceeds of approximately $77,684,000 at an average price per share of $10.07. The gross proceeds received include reinvested shareholder distributions of $641,967, for which the Company issued 65,909 shares of common stock. Since commencing its continuous public offering on July 2, 2012 and through November 8, 2013, the Company had sold 11,399,542 shares of common stock for gross proceeds of approximately $115,158,000 at an average price per share of $10.10. The gross proceeds received include reinvested shareholder distributions of $1,143,524, for which the Company issued 119,898 shares of common stock.

On December 28, 2012, January 31, 2013, March 14, 2013, May 15, 2013 and August 15, 2013, the Company’s board of directors increased the public offering price per share of common stock under the Company’s offering to $10.04, $10.13, $10.19, $10.24 and $10.32 per share, respectively, to ensure that the associated offering price per share, net of sales commissions and dealer manager fees, equaled or exceeded the net asset value per share on each subsequent subscription closing date and distribution reinvestment date.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2012 and for the period from January 31, 2012 (Inception) through December 31, 2012 included in the Company’s Annual Report on Form 10-K/A. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The December 31, 2012 consolidated balance sheet and the consolidated schedule of investments are derived from the 2012 audited consolidated financial statements.

From January 31, 2012 (Inception) until satisfying the minimum offering requirement on December 17, 2012, the Company had no operating activities except for matters relating to its organization and registration as a non-diversified, closed-end management investment company. As a result, there are no material consolidated statements of operations data for the three months ended September 30, 2012 or for the period from January 31, 2012 (Inception) through September 30, 2012.

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

Short Term Investments

Short term investments include an investment in a U.S. Treasury Obligations Fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $11,732,233 of such investments at September 30, 2013, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

Organization Costs

Organization costs include, among other things, the cost of organizing the Company as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. All organization costs have been funded by IIG and its affiliates and there is no liability for these organization costs to the Company until IIG and its affiliates submit such costs for reimbursement. The Company will expense organization costs when incurred, if and when IIG and its affiliates submit such costs for reimbursement. At September 30, 2013, IIG and its affiliates had previously incurred approximately $192,000 of organization costs, which may be subject to reimbursement by the Company. No additional organization costs have been incurred subsequent to September 30, 2013 (see Note 3).

Offering Expenses

Offering expenses include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statement in connection with the continuous public offering of the Company’s shares. Certain offering expenses have been funded by IIG and its affiliates and there is no liability for these offering expenses to the Company until IIG and its affiliates submit such costs for reimbursement. Upon meeting the minimum offering requirement on December 17, 2012, the Company incurred and capitalized offering expenses of $1,000,000 that were submitted for reimbursement by IIG (see Note 3). These expenses are amortized over a twelve month period as an adjustment to capital in excess of par value. The unamortized balance of these expenses is reflected in the consolidated balance sheets as deferred offering expenses, net. The Company will expense any additional offering expenses incurred by IIG and its affiliates if and when IIG and its affiliates submit such costs for reimbursement. During the three and nine months ended September 30, 2013, the Company directly incurred $403,786 and $1,023,105, respectively, in offering expenses included in general and administrative expense in the consolidated statements of operations. At September 30, 2013, IIG and its affiliates have incurred approximately $825,000 of unreimbursed offering expenses, which may be subject to reimbursement by the Company. No additional offering expenses have been incurred by IIG and its affiliates subsequent to September 30, 2013 (see Note 3).

Income Taxes

The Company elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income”, which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Book and tax basis differences relating to permanent differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP. During the three and nine months ended September 30, 2013, the Company declared distributions of approximately $1,090,000 and $1,817,000, respectively.

Uncertainty in Income Taxes

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold for the purposes of measuring and recognizing tax liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by the taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of and for the three and nine months ended September 30, 2013, the Company did not have any uncertain tax positions.

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

Valuation of Portfolio Investments

The fair value of the Company’s investments is determined quarterly in good faith by the Company’s board of directors pursuant to its consistently applied valuation procedures and valuation process. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as observable inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For each investment, CIM will attempt to obtain the most recent closing public market price. If no sales of such investment occurred on the determination date, such investment will be valued at the midpoint of the “bid” and the “ask” price at the close of business on such day. Portfolio securities that carry certain restrictions on sale will typically be consistently valued at a discount from the public market value of the security. Loans or investments traded over-the-counter and not listed on an exchange are valued at a price obtained from third-party pricing services, including, where appropriate, multiple broker dealers, as determined by CIM.

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

Any securities or other assets that are not publicly traded or for which a market price is not otherwise readily available will be valued at a price that reflects its fair value. With respect to such investments, the investments will be reviewed and valued using one or more of the following types of analyses:

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

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

Derivative Instrument

The Company’s only derivative instrument is a total return swap, or TRS. The Company marks its derivative to market through net changes in unrealized appreciation on the TRS in the consolidated statements of operations.

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

Note 3. Transactions with Related Parties

The Company has entered into an investment advisory agreement with CIM. Pursuant to the investment advisory agreement, CIM will be paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is described in Note 2.

The Company began accruing fees under the investment advisory agreement on December 17, 2012, upon the commencement of the Company’s operations. For the three and nine months ended September 30, 2013, CIM earned $248,225 and $413,748, respectively, in management fees. For the three and nine months ended September 30, 2013, all management fees were reimbursed to the Company by IIG in accordance with the expense support and conditional reimbursement agreement entered into with IIG, or the expense support and conditional reimbursement agreement.

The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended September 30, 2013, the Company recorded capital gains incentive fees of $128,766 based on the performance of its investment portfolio, of which $100,829 was based on net unrealized gains and $27,937 was based on realized gains. For the nine months ended September 30, 2013, the Company recorded capital gains incentive fees of $303,494 based on the performance of its investment portfolio, of which $181,326 was based on net unrealized gains and $122,168 was based on realized gains. For the three and nine months ended September 30, 2013, all incentive fees were reimbursed to the Company by IIG in accordance with the expense support and conditional reimbursement agreement.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse the Company for expenses in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. Pursuant to the expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies exceeds the distributions paid by the Company to its shareholders. For the three and nine months ended September 30, 2013, the total expense reimbursement from IIG was $1,296,834 and $3,263,743, respectively, relating to certain operating expenses.

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG, which are subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For a significant time after the commencement of its offering, a substantial portion of the Company’s distributions may result from expense reimbursements from IIG, which are subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or IIG continues to make such expense reimbursements. Shareholders should also understand that the Company’s future repayments will reduce the distributions that they would otherwise receive.  There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.  IIG has no obligation to provide expense reimbursements to the Company in future periods. For the three and nine months ended September 30, 2013, if expense reimbursements from IIG were not supported, some or all of the distributions may be a return of capital.

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by the Company for each of the three months ended December 31, 2012, March 31, 2013, June 30, 2013, and September 30, 2013.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)		Eligible for Reimbursement through
December 31, 2012	$116,706	$-	$116,706	0.93%	0.00%	(2)	December 31, 2015
March 31, 2013	819,373	-	819,373	2.75%	7.00%		March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%		June 30, 2016
September 30, 2013	1,296,834	-	1,296,834	0.49%	7.00%		September 30, 2016
Total	$3,380,449	$-	$3,380,449

(1)

Operating expenses include all expenses borne by the Company, except for organizational and offering expenses, base management fees, incentive fees, administrative services expenses and other general and administrative expenses owed to CIM and its affiliates and interest expense.

(2)	The Company did not declare any distributions during the three months ended December 31, 2012.
(3)

Annualized Distribution Rate equals the annualized rate of distributions paid to shareholders based on the amount of the regular cash distributions paid immediately prior to the date the expense support payment obligation was incurred by CIM. Annualized Distribution Rate does not include special cash or stock distributions paid to shareholders.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, the Company may or may not be requested to reimburse any of these costs by IIG. As of September 30, 2013, the net reimbursement from IIG was $1,260,234.

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

The Company entered into an administration agreement with CIM’s affiliate, ICON Capital, LLC, formerly known as ICON Capital Corp., or ICON Capital, pursuant to which ICON Capital furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. ICON Capital is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement will be for the lower of ICON Capital’s actual costs or the amount that the Company would be required to pay for comparable administrative services in the same geographic location. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital. For the three and nine months ended September 30, 2013, the Company incurred administrative services expense from ICON Capital of $144,462 and $715,653, respectively, of which the majority related to the allocation of costs of administrative personnel for services rendered to the Company and the remainder related to other reimbursable expenses. For the three and nine months ended September 30, 2013, all administrative expenses were reimbursed by IIG in accordance with the expense support and conditional reimbursement agreement.

The Company’s payment of organization costs and offering expenses (including reimbursement of costs incurred by IIG and its affiliates) is capped at 1.5% of the gross proceeds from the offering. If the Company sells the maximum number of shares at its latest public offering price of $10.32 per share, then the Company estimates that it may incur up to approximately $15,480,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed. Previously, the Company interpreted “raised” to mean all gross proceeds that the Company expected to raise through the completion of the offering of its shares, rather than actual gross proceeds raised through the date of reimbursement.  Consistent with such application and since the Company believed it would raise at least $100 million through the completion of the offering of its shares, upon commencement of operations on December 17, 2012, the Company issued 111,111 shares of the Company’s common stock at $9.00 per share to IIG in lieu of payment of $1,000,000 for organization and offering expenses submitted for reimbursement.  The transaction satisfied an independent obligation of IIG to invest $1,000,000 in the Company’s shares.  Through that date, the Company had raised gross proceeds from unaffiliated outside investors of $2,639,439 and from affiliated investors of $2,000,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $69,592.

With respect to any future reimbursements for organization and offering costs, the Company will interpret the 1.5% cap based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.  Consistent with this interpretation, on May 30, 2013, IIG paid the Company $1,000,000, plus interest accrued at a rate of 7% per year. From inception through September 30, 2013, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,017,000, of which $1,000,000 has been submitted to the Company for reimbursement. As of September 30, 2013, the Company had an outstanding payable to IIG for offering costs of $550,000. No additional material organization costs or offering expenses have been incurred by IIG or its affiliates subsequent to September 30, 2013. The decision to fund the Company’s organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, the Company may or may not be requested to reimburse any costs funded by IIG and its affiliates.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

The Company has entered into certain agreements with CIM’s affiliate, ICON Securities, LLC, formerly known as ICON Securities Corp., or ICON Securities, whereby the Company pays certain fees and reimbursements. ICON Securities is entitled to receive a 3% dealer manager fee from gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. For the three months ended September 30, 2013, the Company paid or accrued commissions of $2,378,910 to the selling dealers and $1,127,837 to ICON Securities. For the nine months ended September 30, 2013, the Company paid or accrued commissions of $4,442,027 to the selling dealers and $2,103,107 to ICON Securities. Since commencing its continuous public offering on July 2, 2012 and through November 8, 2013, the Company paid or accrued commissions of $6,713,751 to the selling dealers and $3,214,305 to ICON Securities.

Fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended	Nine Months Ended
Entity	Capacity	Description	September 30, 2013	September 30, 2013
ICON Securities	Dealer manager	Dealer manager fees(1)	$1,127,837	$2,103,107
CIM	Investment adviser	Management fees(2)(3)	248,225	413,748
CIM	Investment adviser	Incentive fees(2)(3)	128,766	303,494
ICON Capital	Administrative services provider	Administrative services expense(2)(3)	144,462	715,653
			$1,649,290	$3,536,002

(1) Amount charged directly to equity.
(2) Amount charged directly to operations.
(3) Amount has been supported in connection with the expense support and conditional reimbursement agreement.

Because CIM’s senior management team is comprised of substantially the same personnel as the senior management team of the Company’s affiliate, ICON Capital, which is the investment manager to certain equipment finance funds, or equipment funds, such members of senior management provide investment advisory and management services to the equipment funds in addition to the Company. In the event that CIM undertakes to provide investment advisory services to other clients in the future, it will strive to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objective and strategies so that the Company will not be disadvantaged in relation to any other client of the investment adviser or its senior management team. However, it is currently possible that some investment opportunities will be provided to the equipment funds or other clients of CIM rather than to the Company.

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

Note 4. Distributions

The Company’s board of directors declared distributions for eighteen record dates in the nine months ended September 30, 2013. Declared distributions are paid monthly. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2013:

	Distributions
Three Months Ended	Per Share	Amount
March 31, 2013 (six record dates)	$0.1769	$208,766
June 30, 2013 (six record dates)	0.1788	518,630
September 30, 2013 (six record dates)	0.1799	1,089,797
Total distributions for the nine months ended September 30, 2013	$0.5356	$1,817,193

On October 15, 2013, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.030100 per share each, which were paid on November 1, 2013 to shareholders of record on October 15, 2013 and October 31, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

The Company has adopted an “opt in” distribution reinvestment plan for shareholders. As a result, if the Company makes a distribution, shareholders will receive distributions in cash unless they specifically “opt in” to the amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

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

The following table reflects the sources of cash distributions that the Company has declared on its shares of common stock during the nine months ended September 30, 2013:

Source of Distribution	Distribution Amount	Percentage
Realized gain on investments and total return swap(1)	$1,112,767	61.2%
Expense reimbursement from IIG	704,426	38.8%
Total	$1,817,193	100.0%

(1)	Includes interest income and fees, net of financing amounts paid to Citibank, N.A., or Citibank, generated on the loans underlying the TRS of $501,883.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2013 was $710,587. As of September 30, 2013, the Company has undistributed tax-basis net investment income of $8,853.

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

As of September 30, 2013 and December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2013 (unaudited)	December 31, 2012
Undistributed net investment income	$8,853	$2,692
Undistributed net realized gain from investments	-	44
Net unrealized appreciation on investments and total return swap(1)	1,424,496	22,426
	$1,433,349	$25,162

(1)

As of September 30, 2013 and December 31, 2012, the gross unrealized appreciation on the Company’s investments and the underlying loans of the TRS was $1,730,178 and $28,051, respectively, which included interest income and fees, net of financing amounts paid to Citibank, generated on the loans underlying the TRS of $495,438 and $98, respectively.  As of September 30, 2013 and December 31, 2012, the gross unrealized depreciation on the Company’s investments and the underlying loans of the TRS was $305,682 and $5,625, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $51,690,233 and $3,787,873 as of September 30, 2013 and December 31, 2012, respectively. The aggregate net unrealized appreciation on a tax basis, including the Company’s TRS, was $1,424,496 and $22,426 as of September 30, 2013 and December 31, 2012, respectively.

Note 5. Investments

The composition of the Company’s investment portfolio as of September 30, 2013 and December 31, 2012 at amortized cost and fair value was as follows:

	September 30, 2013 (unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured term loans - first lien(2)	$33,586,963	$34,030,046	65.1%	$1,970,111	$1,980,044	52.1%
Senior secured term loans - second lien(2)	6,371,037	6,473,048	12.4%	-	-	-
Short term investments(3)	11,732,233	11,732,233	22.5%	1,817,762	1,817,762	47.9%
Total investments	$51,690,233	$52,235,327	100.0%	$3,787,873	$3,797,806	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on the Company’s investments.
(2)	The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.
(3)	Short term investments represent highly liquid investments with original maturity dates of three months or less.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

The table below shows the composition of the Company’s investment portfolio by industry classification and the percentage, by fair value, of the total investment portfolio assets in such industries as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (unaudited)		December 31, 2012
	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare	$8,951,160	17.1%	$-	-
Oil & Gas	3,650,726	7.0%	-	-
Media	3,489,278	6.7%	-	-
Manufacturing	3,003,722	5.8%	-	-
Entertainment & Leisure	2,604,408	5.0%	-	-
Construction	2,482,777	4.7%	-	-
Computers & Electronics	2,474,264	4.7%	-	-
Telecommunications	2,085,102	3.9%	-	-
Environmental Services	1,912,369	3.7%	-	-
Textile & Apparel Mfg.	1,762,200	3.4%	-	-
Professional & Business Services	1,523,097	2.9%	-	-
Financial Services	1,443,673	2.8%	-	-
Food & Beverage	1,002,467	1.9%	-	-
Building Materials	974,949	1.9%	-	-
Insurance	972,675	1.9%	980,044	25.8%
Chemicals	962,500	1.8%	1,000,000	26.3%
Printing & Publishing	702,727	1.3%	-	-
Gaming & Hotels	505,000	1.0%	-	-
U.S. Treasury Securities	11,732,233	22.5%	1,817,762	47.9%
Total	$52,235,327	100.0%	$3,797,806	100.0%

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

September 30, 2013

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

Each individual loan must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Flatiron receives from Citibank all interest and fees payable in respect of the loans included in the TRS. Flatiron pays to Citibank interest at a rate equal to, in respect of each loan included in the TRS, the floating rate index specified for such loan plus 1.25% per year. In addition, upon the termination or repayment of any loan subject to the TRS, Flatiron will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

Citibank may terminate the TRS on or after December 17, 2013, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 60% of the maximum portfolio amount, multiplied by 1.25% per year. The Company estimates the early termination fee would have been approximately $204,000 at September 30, 2013. Other than during the first nine months and last 180 days of the term of the TRS, Flatiron may be required to pay a minimum usage fee in connection with the TRS. At September 30, 2013, Flatiron was not subject to a minimum usage fee.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of September 30, 2013, Flatiron was in compliance with all covenants and reporting requirements.

For purposes of computing the capital gains incentive fee, the Company treats net realized gains or losses on the sale or maturity of the underlying TRS loans as realized gains or losses on the TRS.  For purposes of computing the subordinated incentive fee on income, the Company treats the interest spread, which represents the difference between (i) the interest and fees received on the underlying TRS loans and (ii) the interest paid to Citibank on the settled notional value of the TRS loans, as pre-incentive fee net investment income on the TRS. Accordingly, all net realized economic benefits associated with the underlying TRS loans, if any, are included in the computation of either the capital gains incentive fee or the subordinated incentive fee on income. Any unrealized appreciation on the TRS is reflected in total assets on the Company’s consolidated balance sheets and included in the computation of the base management fee.

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

As of September 30, 2013, the fair value of the TRS was $879,402. The fair value of the TRS is reflected as unrealized appreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation on total return swap. As of September 30, 2013, Flatiron had selected 46 underlying loans with a total notional amount of $71,875,170 and posted $21,977,017 in cash collateral held by Citibank (of which only $19,810,924 was required to be posted, which is reflected in due from counterparty on the Company’s consolidated balance sheets).

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

The following is a summary of the underlying loans subject to the TRS as of September 30, 2013:

Underlying Loans(a)	Industry	Notional Amount	Market Value(b)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Term Loans
ABB Concise Optical Group, LLC, L+350, 1.00% LIBOR Floor, 2/6/2019	Healthcare	$1,490,025	$1,488,769	$(1,256)
ATI Holdings, Inc., L+450, 1.25% LIBOR Floor, 12/21/2019	Healthcare	491,287	499,972	8,685
Avaya Inc., L+675, 1.25% LIBOR Floor, 3/31/2018	Telecommunications	1,999,239	1,871,392	(127,847)
BBTS Borrower LP, L+650, 1.25% LIBOR Floor, 6/4/2019	Oil & Gas	1,858,848	1,892,575	33,727
Caraustar Industries, Inc., L+625, 1.25% LIBOR Floor, 5/1/2019	Packaging	736,786	749,777	12,991
Centaur Gaming, L+400, 1.25% LIBOR Floor, 2/20/2019	Gaming & Hotels	495,012	498,535	3,523
Cyanco Intermediate Corp., L+450, 1.00% LIBOR Floor, 5/1/2020	Chemicals	1,257,830	1,269,281	11,451
Grande Communications Networks LLC, L+350, 1.00% LIBOR Floor, 5/31/2020	Telecommunications	1,993,920	2,002,275	8,355
Hemisphere Media Holdings, LLC, L+500, 1.25% LIBOR Floor, 7/30/2020(d)	Media	2,320,684	2,338,265	17,581
Herff Jones Inc., L+450, 1.00% LIBOR Floor, 6/25/2019	Textile & Apparel Mfg.	1,978,691	2,043,661	64,970
HUB International Limited, L+375, 1.00% LIBOR Floor, 10/2/2020(c)	Insurance	3,980,000	3,995,000	15,000
Information Resources, Inc., L+375, 1.00% LIBOR Floor, 9/30/2020(c)	Professional & Business Services	894,505	899,000	4,495
Integra Telecom, Inc., L+400, 1.25% LIBOR Floor, 2/22/2019	Telecommunications	492,524	499,988	7,464
KCG Holdings, Inc., L+450, 1.25% LIBOR Floor, 12/5/2017(d)	Financial Services	2,000,000	1,993,760	(6,240)
Lineage Logistics, LLC, L+350, 1.00% LIBOR Floor, 4/26/2019	Diversified Support Services	1,510,385	1,510,419	34
OCI Beaumont LLC, L+500, 1.25% LIBOR Floor, 8/20/2019 (B1 Term Loan)	Chemicals	673,766	684,028	10,262
OCI Beaumont LLC, L+500, 1.25% LIBOR Floor, 8/20/2019 (B2 Term Loan)	Chemicals	1,266,683	1,285,972	19,289
Packaging Coordinators, Inc., L+425, 1.25% LIBOR Floor, 5/10/2020	Packaging	1,990,000	2,000,000	10,000
Peppermill Casinos, L+600, 1.25% LIBOR Floor, 11/9/2018	Gaming & Hotels	980,101	1,008,608	28,507
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(c)(d)	Manufacturing	4,765,610	4,863,870	98,260
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(d)	Professional & Business Services	2,481,299	2,503,454	22,155
Safe-Guard Products International, LLC, L+600, 1.25% LIBOR Floor, 12/21/2018	Financial Services	893,846	938,538	44,692
Sears Holdings Corp., L+450, 1.00% LIBOR Floor, 6/30/2018(c)(d)	Retail	2,494,800	2,499,538	4,738
SESAC Holdco II, LLC, L+475, 1.25% LIBOR Floor, 2/8/2019	Media	491,288	497,491	6,203
SRA International, L+525, 1.25% LIBOR Floor, 7/20/2018	Computers & Electronics	1,957,500	1,975,000	17,500
Steward Health Care System LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	Healthcare	493,763	487,528	(6,235)
Sutherland Global Services, L+600, 1.25% LIBOR Floor, 3/6/2019(d)	Professional & Business Services	1,939,559	1,939,773	214
Tech Finance & Co S.C.A., L+600, 1.25% LIBOR Floor, 7/11/2020(d)	Computers & Electronics	1,967,500	1,945,000	(22,500)
Tervita, L+500, 1.25% LIBOR Floor, 5/15/2018(d)	Ecological	2,534,733	2,489,208	(45,525)
Travelport LLC, L+500, 1.25% LIBOR Floor, 6/26/2019(d)	Entertainment & Leisure	1,589,385	1,622,035	32,650
TriNet HR Corp., L+400, 1.00% LIBOR Floor, 8/20/2020	Professional & Business Services	1,653,300	1,642,863	(10,437)
U.S. Renal Care, Inc., L+425, 1.00% LIBOR Floor, 7/3/2019	Healthcare	523,710	534,290	10,580
VFH Parent LLC, L+450, 1.25% LIBOR Floor, 7/8/2016	Financial Services	478,210	482,285	4,075
Washington Inventory Services, L+450, 1.25% LIBOR Floor, 12/20/2018	Professional & Business Services	493,769	494,702	933
W/S Packaging Group, Inc., L+400, 1.00% LIBOR Floor, 8/9/2019	Packaging	2,487,500	2,493,750	6,250
Total Senior Secured First Lien Term Loans		55,656,058	55,940,602	284,544
Senior Secured Second Lien Term Loans
Arysta LifeScience SPC, LLC, L+700, 1.25% LIBOR Floor, 11/30/2020(d)	Chemicals	1,160,540	1,167,581	7,041
Carestream Health, Inc., L+850, 1.00% LIBOR Floor, 12/7/2019(d)	Healthcare	980,000	990,830	10,830
Deltek Inc., L+875, 1.25% LIBOR Floor, 10/10/2019	Computers & Electronics	1,619,640	1,641,121	21,481
Ion Trading Technologies S.Á R.L., L+700, 1.25% LIBOR Floor, 5/22/2021(d)	Financial Services	993,125	998,750	5,625
Oxbow Carbon LLC, L+700, 1.00% LIBOR Floor, 1/19/2020(d)	Mining	1,485,000	1,530,000	45,000
Performance Food Group, Inc., L+525, 1.00% LIBOR Floor, 11/14/2019	Food & Beverage	1,873,644	1,853,450	(20,194)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	Telecommunications	1,001,875	980,630	(21,245)
TriNet HR Corp., L+775, 1.00% LIBOR Floor, 2/20/2021(c)	Professional & Business Services	2,465,510	2,428,125	(37,385)
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 1/3/2020	Healthcare	676,200	691,152	14,952
TWCC Holding Corp., L+600, 1.00% LIBOR Floor, 6/26/2020	Media	2,039,400	2,111,500	72,100
Total Senior Secured Second Lien Term Loans		14,294,934	14,393,139	98,205

Subordinated Unsecured Term Loans
Catalent Pharma Solutions Inc., L+525, 1.25% LIBOR Floor, 12/31/2017(d)	Healthcare	1,924,178	1,925,393	1,215

Total		$71,875,170	$72,259,134	383,964
	Total interest income, net of expenses on TRS			495,438
	Total fair value of TRS			$879,402

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)		Fair value determined by the Company’s board of directors (see Note 7).
(c)		Position or portion thereof unsettled as of September 30, 2013.
(d)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2013, 98.0% of the Company’s total assets represented qualifying assets. In addition, as described in Note 6, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 75.6% of the Company’s total assets represented qualifying assets as of September 30, 2013.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of September 30, 2013, according to the fair value hierarchy:

Valuation Inputs	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$-	$-	$11,732,233	$-
Level 2—Significant other observable inputs	-	-	-	-
Level 3—Significant unobservable inputs	34,030,046	6,473,048	-	879,402
	$34,030,046	$6,473,048	$11,732,233	$879,402

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

The Company’s investments as of September 30, 2013, excluding short term investments, primarily consisted of debt securities that are traded on a private over-the-counter market for institutional investors. Except for investments specifically identified, the Company valued its portfolio investments by using market comparables, discounted cash flow models and independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the pricing service from dealers on the determination date of the relevant period end.

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

The discounted cash flow model deemed appropriate by CIM is prepared for the applicable investments and reviewed by the Company’s valuation committee consisting of senior management. Such models are prepared quarterly or on an as needed basis. The model uses the estimated cash flow projections for the underlying investments and an appropriate discount rate is determined based on the latest financial information available for the borrower, prevailing market trends, comparable analysis and other inputs. The model, key assumptions, inputs, and results are reviewed by the Company’s valuation committee with final approval from the board of directors.

The Company periodically benchmarks the bid and ask prices received from the third-party pricing services against the actual prices at which it purchases and sells its investments. Based on the results of the benchmark analysis and the Company’s experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, including the use of an independent valuation firm. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors intend to review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

The Company valued its TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the fair value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation primarily on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect a price that market participants may be willing to pay for an investment. These valuations are sent to the Company for review and testing. The Company reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of the quarterly valuation process. To the extent the Company has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuations will be discussed or challenged pursuant to the terms of the TRS. As a result of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

the total fair value of the TRS should be classified as Level 3 within the fair value hierarchy. The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2013. The Company’s policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that causes the transfer.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2013:

	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Total Return Swap	Total
Balance, as of December 31, 2012	$1,980,044	$-	$12,493	$1,992,537
Investments purchased	33,498,788	6,368,898	-	39,867,686
Net realized gain	16,352	-	-	16,352
Net change in unrealized appreciation(1)	433,150	102,011	866,909	1,402,070
Accretion of discount	12,086	2,139	-	14,225
Sales and redemptions	(1,910,374)	-	-	(1,910,374)
Balance, as of September 30, 2013	$34,030,046	$6,473,048	$879,402	$41,382,496

(1)

Represents the amount of total gains/losses for the period included in the change in unrealized appreciation (depreciation) on investments and change in unrealized appreciation (depreciation) on total return swap still held at the reporting date.

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2013 were as follows:

	Fair Value(1)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior secured term loans - first lien	$34,030,046	Discounted cash flow	Discount rates	4.75%-10.00% (6.64%)
Senior secured term loans - second lien	$6,473,048	Discounted cash flow	Discount rates	7.73%-11.25% (9.15%)
(1) The TRS was valued in accordance with the TRS Agreement as discussed above.

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien and second lien term loans are the discount rates. A significant increase or decrease in the discount rates would result in a significantly lower or higher fair value measurement, respectively.

Note 8. General and Administrative Expense

General and administrative expense consists of the following items for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Professional fees expense	$291,083	$978,732
Marketing expense	192,498	375,897
Insurance expense	53,011	158,813
Printing and mailing expense	212	98,838
Transfer agent expense	46,412	85,378
Filing fees	19,623	77,173
Dues and subscriptions	31,715	54,681
Director fees and expenses	8,118	24,142
Other expenses	25,032	74,928
Total general and administrative expense	$667,704	$1,928,582

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

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

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

Note 11. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2013 and as of December 31, 2012 and for the period from January 31, 2012 (Inception) through December 31, 2012:

		For the Period from
		January 31, 2012
	Nine Months Ended	(Inception) through
	September 30, 2013	December 31, 2012
Per share data:(1)
Net asset value at beginning of period	$8.97	$-
Results of operations:
Net investment income(2)	0.21	0.01
Net realized gain and net change in unrealized appreciation on investments	0.16	0.02
Net realized gain and net change in unrealized appreciation on total return swap	0.59	0.02
Net increase in net assets resulting from operations	0.96	0.05
Shareholder distributions:
Distributions from net investment income	(0.21)	-
Distributions from net realized gains	(0.33)	-
Net decrease in net assets from shareholder distributions	(0.54)	-
Capital share transactions:
Issuance of common stock above net asset value(3)	0.12	9.00
Amortization of deferred offering expenses	(0.22)	(0.08)
Net (decrease) increase in net assets resulting from capital share transactions	(0.10)	8.92
Net asset value at end of period	$9.29	$8.97
Shares of common stock outstanding at end of period	7,715,146	500,338
Total investment return-net asset value(4)	9.42%	(0.35%)
Net assets at beginning of period(5)	$4,487,115	$4,503,049
Net assets at end of period	$71,647,438	$4,487,115
Average net assets	$31,111,908	$4,495,082

Ratio/Supplemental data:(5)
Ratio of net investment income to average net assets(6)	2.28%	0.06%
Ratio of net operating expenses to average net assets(6)	0.31%	0.00%
Ratio of gross operating expenses to average net assets(7)	2.91%	0.93%
Ratio of expenses reimbursed from IIG to average net assets	10.49%	2.60%
Portfolio turnover rate(8)	10.76%	0.13%
Asset coverage ratio(9)	2.38	3.02

(1)

The per share data for the period from January 31, 2012 (Inception) through December 31, 2012 was derived by using the weighted average shares of common stock outstanding from the commencement of operations on December 17, 2012, through December 31, 2012.

(2)

Net investment income per share includes the expense reimbursement from IIG of $0.97 and $0.23 per share for the nine months ended September 30, 2013 and the period from January 31, 2012 (Inception) through December 31, 2012, respectively.

(3)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date.

(4)

Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at 95% of the then public offering price on the date of purchase. Monthly cash distributions reinvested subsequent to September 30, 2013 will be issued at 90% of the then public offering price on the date of purchase in accordance with the amended and restated distribution reinvestment plan. The total investment return-net asset value for the period from January 31, 2012 (Inception) through December 31, 2012 was calculated by taking the difference between (i) the net asset value per share as of December 31, 2012 and (ii) the net asset value per share on the day the Company commenced operations (December 17, 2012), and dividing such difference by the net asset value per share on the day the Company commenced operations. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full period are not annualized.

CĪON INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

(5)

For the period from January 31, 2012 (Inception) through December 31, 2012, the net assets at the beginning of the period were derived from the net assets from the commencement of operations on December 17, 2012.

(6)

Excluding the expense reimbursement from IIG during the period, the ratios of net investment (loss) income and net operating expenses to average net assets would have been (8.21%) and 10.80%, respectively, for the nine months ended September 30, 2013, and (2.54%) and 2.60%, respectively, for the period from January 31, 2012 (Inception) through December 31, 2012.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on August 9, 2011 and commenced operations on December 17, 2012 upon raising proceeds of $2,500,000 from persons not affiliated with us, CIM or Apollo. We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We elected to be treated for federal income tax purposes as a RIC, as defined under Subchapter M of the Code.

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

Portfolio Investment Activity for the Nine Months Ended September 30, 2013 and the Period from January 31, 2012 (Inception) through December 31, 2012

For the nine months ended September 30, 2013, we made investments in portfolio companies totaling $39,867,686. During the same period, we sold investments totaling $1,141,330, received principal repayments of $769,044, and recorded realized gains of $16,352. In addition, unrealized appreciation on our investments increased by $535,161.

As of September 30, 2013, our investment portfolio, excluding our short term investments and TRS, consisted of interests in 26 portfolio companies (84% in first lien senior secured term loans and 16% in second lien senior secured term loans) with a total fair value of $40,503,094 and an average and median annual EBITDA of $54.4 million and $43.2 million, respectively, at initial investment. As of September 30, 2013, the investments in our portfolio were purchased at a weighted average price of 98.60% of par value. Our estimated gross annual yield on our investments was 7.33% based upon the purchase price of our investments.

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

As of September 30, 2013 and December 31, 2012, our short term investments included an investment in a U.S. Treasury Obligations Fund of $11,732,233 and $1,817,762, respectively, which is included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

Further, through a TRS (described further under “Financial Condition, Liquidity and Capital Resources” below), we obtained the economic benefit of owning investments primarily in first lien senior secured and second lien senior secured floating-rate term loans of 43 and 5 portfolio companies as of September 30, 2013 and December 31, 2012, respectively. The TRS held one investment position in common with our investment portfolio at September 30, 2013.

The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured term loans - first lien(2)	$33,586,963	$34,030,046	65.1%	$1,970,111	$1,980,044	52.1%
Senior secured term loans - second lien(2)	6,371,037	6,473,048	12.4%	-	-	-
Short term investments(3)	11,732,233	11,732,233	22.5%	1,817,762	1,817,762	47.9%
Total investments	$51,690,233	$52,235,327	100.0%	$3,787,873	$3,797,806	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)	We do not control and are not an affiliate of any of the portfolio companies in our investment portfolio.
(3)	Short term investments represent highly liquid investments with original maturity dates of three months or less.

The following table summarizes the composition of our underlying TRS loans at cost and fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (unaudited)			December 31, 2012
	Cost	Fair Value	Percentage of Underlying TRS Loans	Cost	Fair Value	Percentage of Underlying TRS Loans
Senior secured term loans - first lien(1)	$55,656,058	$55,940,602	77.4%	$2,883,100	$2,895,495	100.0%
Senior secured term loans - second lien(1)	14,294,934	14,393,139	19.9%	-	-	-
Subordinated debt(1)	1,924,178	1,925,393	2.7%	-	-	-
Total investments	$71,875,170	$72,259,134	100.0%	$2,883,100	$2,895,495	100.0%

(1)	We do not control and are not an affiliate of any of the companies of the loans underlying the TRS.

The following table summarizes the composition of our investment portfolio by the type of interest rate as of September 30, 2013 and December 31, 2012, excluding short term investments of $11,732,233 and $1,817,762, respectively:

	September 30, 2013 (unaudited)		December 31, 2012
Interest Rate Allocation	Fair Value	Percentage of Investment Portfolio	Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$40,503,094	100%	$1,980,044	100%
Fixed interest rate investments	-	-	-	-
Total	$40,503,094	100%	$1,980,044	100%

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

The following table summarizes the composition of our underlying TRS loans by the type of interest rate as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (unaudited)		December 31, 2012
Interest Rate Allocation	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans
Floating interest rate investments	$72,259,134	100%	$2,895,495	100%
Fixed interest rate investments	-	-	-	-
Total	$72,259,134	100%	$2,895,495	100%

The table below shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total investment portfolio assets in such industries as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (unaudited)		December 31, 2012
	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare	$8,951,160	17.1%	$-	-
Oil & Gas	3,650,726	7.0%	-	-
Media	3,489,278	6.7%	-	-
Manufacturing	3,003,722	5.8%	-	-
Entertainment & Leisure	2,604,408	5.0%	-	-
Construction	2,482,777	4.7%	-	-
Computers & Electronics	2,474,264	4.7%	-	-
Telecommunications	2,085,102	3.9%	-	-
Environmental Services	1,912,369	3.7%	-	-
Textile & Apparel Mfg.	1,762,200	3.4%	-	-
Professional & Business Services	1,523,097	2.9%	-	-
Financial Services	1,443,673	2.8%	-	-
Food & Beverage	1,002,467	1.9%	-	-
Building Materials	974,949	1.9%	-	-
Insurance	972,675	1.9%	980,044	25.8%
Chemicals	962,500	1.8%	1,000,000	26.3%
Printing & Publishing	702,727	1.3%	-	-
Gaming & Hotels	505,000	1.0%	-	-
U.S. Treasury Securities	11,732,233	22.5%	1,817,762	47.9%
Total	$52,235,327	100.0%	$3,797,806	100.0%

The table below summarizes the composition of our underlying TRS loans by industry classification and the percentage, by fair value, of the underlying TRS loans in such industries as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (unaudited)		December 31, 2012
	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans
Professional & Business Services	$9,907,917	13.7%	$500,625	17.3%
Healthcare	6,617,934	9.2%	-	-
Computers & Electronics	5,561,121	7.7%	500,000	17.3%
Telecommunications	5,354,285	7.4%	-	-
Packaging	5,243,527	7.3%	-	-
Media	4,947,256	6.9%	-	-
Manufacturing	4,863,870	6.7%	-	-
Financial Services	4,413,333	6.1%	905,340	31.3%
Chemicals	4,406,862	6.1%	-	-
Insurance	3,995,000	5.5%	-	-
Retail	2,499,538	3.5%	-	-
Ecological	2,489,208	3.4%	-	-
Textile & Apparel Mfg.	2,043,661	2.8%	-	-
Oil & Gas	1,892,575	2.6%	-	-
Food & Beverage	1,853,450	2.6%	-	-
Entertainment & Leisure	1,622,035	2.2%	-	-
Mining	1,530,000	2.1%	-	-
Diversified Support Services	1,510,419	2.1%	-	-
Gaming & Hotels	1,507,143	2.1%	486,875	16.8%
Aerospace/Defense	-	0.0%	502,655	17.3%
Total	$72,259,134	100.0%	$2,895,495	100.0%

Investment Portfolio Asset Quality

CIM uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. These ratings are just one of several factors that CIM uses to monitor our portfolio, are not in and of themselves determinative of fair value or revenue recognition and are presented for indicative purposes. CIM grades the credit risk of all investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e. at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors.

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of September 30, 2013 and December 31, 2012, excluding short term investments of $11,732,233 and $1,817,762, respectively:

	September 30, 2013 (unaudited)		December 31, 2012
Investment Rating	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
1	$-	-	$-	-
2	40,503,094	100%	1,980,044	100%
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-
	$40,503,094	100%	$1,980,044	100%

The following table summarizes the composition of our underlying TRS loans based on the 1 to 5 investment rating scale at fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (unaudited)		December 31, 2012
Investment Rating	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans
1	$-	-	$-	-
2	72,259,134	100%	2,895,495	100%
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-
	$72,259,134	100%	$2,895,495	100%

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

Current Investment Portfolio

As of November 8, 2013, our investment portfolio, excluding our short term investments and TRS, consisted of interests primarily in first lien senior secured and second lien senior secured floating-rate loans of 31 portfolio companies with an average and median annual EBITDA of $58.4 million and $50.2 million, respectively, at initial investment. The investments were purchased at a weighted average price of 98.37% of par value and our estimated gross annual portfolio yield was 7.82%. The portfolio yield does not represent an actual investment return to shareholders.

As of November 8, 2013, our short term investments included an investment in a U.S. Treasury Obligations Fund of $25,778,415.

Further, as of November 8, 2013, through a TRS (described further under “Financial Condition, Liquidity and Capital Resources” below), we obtained the economic benefit of owning investments in first lien senior secured and second lien senior secured floating-rate loans of 58 portfolio companies.

Results of Operations for the Three Months Ended September 30, 2013

On December 17, 2012, we raised proceeds of $2,500,000 from persons not affiliated with us or CIM and commenced operations. Prior to satisfying the minimum offering requirement, we had no operations except for immaterial matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, no comparisons with the comparable 2012 period have been included.

Our results of operations for the three months ended September 30, 2013 were as follows:

Investment income	$494,701
Net operating expenses	(107,677)
Net investment income	602,378
Net realized gain from investments	1,381
Net change in unrealized appreciation on investments	220,148
Net realized gain on total return swap	494,891
Net change in unrealized appreciation on total return swap	588,808
Net increase in net assets resulting from operations	$1,907,606

Investment Income

For the three months ended September 30, 2013, we generated investment income of $494,701, consisting primarily of interest income on investments in senior secured loans of 27 portfolio companies held during the period. Our investment portfolio, excluding short term investments and the TRS, increased approximately $18,675,000 during the period as we continued to deploy the net proceeds from our continuous offering during the three months ended September 30, 2013. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our offering. As a result, we believe that reported investment income for the three months ended September 30, 2013 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is included in the fair value of the TRS, and eventually recorded as part of realized gain or loss on total return swap.

Operating expenses

The composition of our operating expenses for the three months ended September 30, 2013 was as follows:

Management fees	$248,225
Administrative services expense	144,462
Capital gains incentive fee	128,766
General and administrative	667,704
Total expenses	1,189,157
Less: expense reimbursement from IIG	(1,296,834)
Net operating expenses	$(107,677)

Expense Reimbursement

Our affiliate, IIG, has agreed to reimburse us commencing with the quarter ended December 31, 2012 for certain expenses pursuant to the expense support and conditional reimbursement agreement. Refer to the discussion under “Related Party Transactions” below for further details about the expense support and conditional reimbursement agreement. Also, see Note 3 to our consolidated financial statements for additional disclosures regarding the expense reimbursements from IIG.

For the three months ended September 30, 2013, we recorded $1,296,834 of expense reimbursement from IIG in connection with the expense support and conditional reimbursement agreement.

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse any such costs by IIG.

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by us for the three months ended December 31, 2012, March 31, 2013, June 30, 2013, and September 30, 2013.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)		Eligible for Reimbursement through
December 31, 2012	$116,706	$-	$116,706	0.93%	0.00%	(2)	December 31, 2015
March 31, 2013	819,373	-	819,373	2.75%	7.00%		March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%		June 30, 2016
September 30, 2013	1,296,834	-	1,296,834	0.49%	7.00%		September 30, 2016
Total	$3,380,449	$-	$3,380,449

(1)

Operating expenses include all expenses borne by us, except for organizational and offering expenses, base management fees, incentive fees, administrative services expenses and other general and administrative expenses owed to CIM and its affiliates and interest expense.

(2)	We did not declare any distributions during the three months ended December 31, 2012.
(3)

Annualized Distribution Rate equals the annualized rate of distributions paid to shareholders based on the amount of the regular cash distributions paid immediately prior to the date the expense support payment obligation was incurred by CIM. Annualized Distribution Rate does not include special cash or stock distributions paid to shareholders.

Net Investment Income

Our net investment income totaled $602,378 for the three months ended September 30, 2013.

Net Realized Gain from Investments

For the three months ended September 30, 2013, we recorded a net realized gain from investments of $1,381, which was due to scheduled repayments on owned investments.

Net Change in Unrealized Appreciation on Investments

For the three months ended September 30, 2013, the net change in unrealized appreciation on our investments totaled $220,148. This change was predominantly driven by primary investments, sourced with the assistance of AIM, made available to us at advantageous purchase prices.

Net Realized Gain on TRS

For the three months ended September 30, 2013, we recorded a net realized gain on the TRS of $494,891.  This realized gain was primarily due to interest income and fees, net of expenses, of $356,589 earned during the period.

Net Change in Unrealized Appreciation on TRS

For the three months ended September 30, 2013, the net change in unrealized appreciation on the TRS was $588,808. This change was driven by a tightening of credit spreads during the quarter and an increase in interest income and fees, net of financing amounts paid to Citibank.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2013, we recorded a net increase in net assets resulting from operations of $1,907,606.

Results of Operations for the Nine Months Ended September 30, 2013

On December 17, 2012, we raised proceeds of $2,500,000 from persons not affiliated with us or CIM and commenced operations. Prior to satisfying the minimum offering requirement, we had no operations except for immaterial matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, no comparisons with the comparable 2012 period have been included.

Our results of operations for the nine months ended September 30, 2013 were as follows:

Investment income	$808,321
Net operating expenses	97,734
Net investment income	710,587
Net realized gain from investments	16,352
Net change in unrealized appreciation on investments	535,161
Net realized gain on total return swap	1,096,371
Net change in unrealized appreciation on total return swap	866,909
Net increase in net assets resulting from operations	$3,225,380

Investment Income

For the nine months ended September 30, 2013, we generated investment income of $808,321, consisting primarily of interest income on investments in senior secured loans of 29 portfolio companies held during the period. Our investment portfolio, excluding short term investments and the TRS, increased approximately $38,523,000 during the period as we continued to deploy the net proceeds from our continuous offering during the nine months ended September 30, 2013. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our offering. As a result, we believe that reported investment income for the nine months ended September 30, 2013 is not representative of our stabilized or future performance. The interest income earned by the loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is included in the fair value of the TRS, and eventually recorded as part of realized gain or loss on total return swap.

Operating expenses

The composition of our operating expenses for the nine months ended September 30, 2013 was as follows:

Management fees	$413,748
Administrative services expense	715,653
Capital gains incentive fee	303,494
General and administrative	1,928,582
Total expenses	3,361,477
Less: expense reimbursement from IIG	(3,263,743)
Net operating expenses	$97,734

Expense Reimbursement

Our affiliate, IIG, has agreed to reimburse us commencing with the quarter ended December 31, 2012 for certain expenses pursuant to the expense support and conditional reimbursement agreement. Refer to the discussion under “Related Party Transactions” below for further details about the expense support and conditional reimbursement agreement. Also, see Note 3 to our consolidated financial statements for additional disclosures regarding the expense reimbursements from IIG.

 For the nine months ended September 30, 2013, we recorded $3,263,743 of expense reimbursement from IIG in connection with the expense support and conditional reimbursement agreement.

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse any such costs by IIG.

Net Investment Income

Our net investment income totaled $710,587 for the nine months ended September 30, 2013.

Net Realized Gain from Investments

For the nine months ended September 30, 2013, we recorded a net realized gain from investments of $16,352, which was primarily due to the sale of investments for a gain of $14,375.

Net Change in Unrealized Appreciation on Investments

For the nine months ended September 30, 2013, the net change in unrealized appreciation on our investments totaled $535,161. This change was driven by a tightening of credit spreads during the period and primary investments, sourced with the assistance of AIM, made available to us at advantageous purchase prices.

Net Realized Gain on TRS

For the nine months ended September 30, 2013, we recorded a net realized gain on the TRS of $1,096,371.  This realized gain was primarily due to the sale of underlying loans subject to the TRS for a gain of approximately $594,000. The remainder of the realized gain on TRS was a result of interest earned on the underlying TRS investments, net of expenses to Citibank.

Net Change in Unrealized Appreciation on TRS

For the nine months ended September 30, 2013, the net change in unrealized appreciation on the TRS was $866,909. This change was driven by tightening of credit spreads during the period and an increase in interest income, net of expenses on the TRS.

Net Increase in Net Assets Resulting from Operations

For the nine months ended September 30, 2013, we recorded a net increase in net assets resulting from operations of $3,225,380.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous offering of shares of our common stock. We accept subscriptions on a continuous basis and issue shares at semi-monthly closings at prices that, after deducting selling commissions and dealer manager fees, are at or above our net asset value per share.

We will sell our shares on a continuous basis at our latest public offering price of $10.32 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who tender subscriptions for shares of our common stock in the offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each semi-monthly closing on the sale of shares of our common stock, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value no later than 48 hours prior to the time that we price our shares. In connection with each semi-monthly closing, we will, in each case if necessary, update the information contained in our prospectus by filing a prospectus supplement with the SEC and post any updated information to our website.

As of September 30, 2013, we had sold 7,715,146 shares for gross proceeds of approximately $77,684,000 at an average price per share of $10.07. The gross proceeds received include reinvested shareholder distributions of $641,967, for which we issued 65,909 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through September 30, 2013, sales commissions and dealer manager fees related to the sale of our common stock were $4,535,717 and $2,145,807, respectively. Since commencing our continuous public offering on July 2, 2012 and through November 8, 2013, we have sold 11,399,542 shares of common stock for gross proceeds of approximately $115,158,000 at an average price per share of $10.10.

The net proceeds from our continuous offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of September 30, 2013, we had $11,732,233 in short term investments, primarily invested in U.S. government securities.

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

Total Return Swap

For a detailed discussion of our TRS, refer to Note 6 of our consolidated financial statements included in this report.

RIC Status and Distributions

For a detailed discussion of our RIC status and distributions, refer to Note 2 and Note 4, respectively, of our consolidated financial statements included in this report.

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

Our payment of organization costs and offering expenses (including reimbursement of costs incurred by IIG and its affiliates) is capped at 1.5% of the gross proceeds raised from our offering. If we sell the maximum number of shares at our latest public offering price of $10.32 per share, then we estimate that we may incur up to approximately $15,480,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, will become entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed. Previously, we interpreted “raised” to mean all gross proceeds that we expected to raise through the completion of the offering of our shares, rather than actual gross proceeds raised through the date of reimbursement.  Consistent with such application and since we believed we would raise at least $100 million through the completion of the offering of our shares, upon commencement of operations on December 17, 2012, we issued the IIG Shares to IIG in lieu of payment of $1,000,000 for organization and offering expenses submitted for reimbursement.  The transaction satisfied an independent obligation of IIG to invest $1,000,000 in our shares.  Through that date, we had raised gross proceeds from unaffiliated outside investors of $2,639,439 and from affiliated investors of $2,000,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $69,592.

With respect to any future reimbursements for organization and offering costs, we will interpret the 1.5% cap based on actual gross proceeds raised at the time of such reimbursement.  In addition, we will not issue any of our shares or other securities for services or for property other than cash or securities except as a dividend or distribution to our security holders or in connection with a reorganization.  Consistent with this interpretation, on May 30, 2013, IIG paid us $1,000,000, plus interest accrued at a rate of 7% per year. From inception through September 30, 2013, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,017,000, of which $1,000,000 has been submitted to us for reimbursement. As of September 30, 2013, we had an outstanding payable to IIG for offering costs of $550,000. No additional material organization costs or offering expenses have been incurred by IIG or its affiliates subsequent to September 30, 2013. The decision to fund our organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, we may or may not be requested to reimburse any costs funded by IIG and its affiliates.

On January 30, 2013 we entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse us for expenses in an amount that is sufficient to: (1) ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings, and/or (2) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to our investment income. Pursuant to the expense support and conditional reimbursement agreement, we will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders. For the three and nine months ended September 30, 2013, we recorded $1,296,834 and $3,263,743, respectively of expense reimbursement from IIG in connection with the expense support and conditional reimbursement agreement.

During the nine month period ended September 30, 2013, expense reimbursements of $1,629,316 from IIG were offset on our consolidated balance sheets against amounts due to affiliates of IIG for management fees, administrative services expense, incentive fees, and certain general and administrative expenses. As of September 30, 2013, the net reimbursement from IIG was $1,260,234.

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by us for the three months ended December 31, 2012, March 31, 2013, June 30, 2013, and September 30, 2013.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)		Eligible for Reimbursement through
December 31, 2012	$116,706	$-	$116,706	0.93%	0.00%	(2)	December 31, 2015
March 31, 2013	819,373	-	819,373	2.75%	7.00%		March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%		June 30, 2016
September 30, 2013	1,296,834	-	1,296,834	0.49%	7.00%		September 30, 2016
Total	$3,380,449	$-	$3,380,449

(1)

Operating expenses include all expenses borne by us, except for organizational and offering expenses, base management fees, incentive fees, administrative services expenses and other general and administrative expenses owed to CIM and its affiliates and interest expense.

(2)	We did not declare any distributions during the three months ended December 31, 2012.
(3)

Annualized Distribution Rate equals the annualized rate of distributions paid to shareholders based on the amount of the regular cash distributions paid immediately prior to the date the expense support payment obligation was incurred by CIM. Annualized Distribution Rate does not include special cash or stock distributions paid to shareholders.

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

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services that we expect to receive pursuant to our investment advisory agreement, the investment sub-advisory agreement, the administration agreement and the dealer manager agreement. Any new investment advisory agreement would also be subject to approval by our shareholders.

Contractual Obligations

As of and for the three months ended September 30, 2013, we had no contractual obligations outstanding except for matters already disclosed in this report.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2013, 100% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates, except for our short term investments, which are invested in U.S. Treasury securities and repurchase agreements and have fixed rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio and TRS Agreement in effect as of September 30, 2013:

LIBOR Basis Point Change	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 24 basis points	$174,734	2.7%
Current LIBOR	-	0.0%
Up 100 basis points	(610,682)	(9.3%)
Up 200 basis points	(206,186)	(3.1%)
Up 300 basis points	206,833	3.2%

(1)

Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities) plus 1.25% per year on the full notional amount of the loans subject to the TRS. As of September 30, 2013, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2013.

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

4.3	Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2013 (File No. 814-00941)).

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

Exhibit Number	Description of Document
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

Date: November 13, 2013

CĪON Investment Corporation (Registrant)

By	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Principal Executive Officer)

By	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Principal Executive Officer)

By	/s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer (Principal Financial and Accounting Officer)