Form 10-K
period 2013-12-31
CION Investment Corp
filed 2014-03-20
CIK 1534254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

 Yes ☐  No ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at $10.45 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of March 19, 2014 was 23,414,958.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CĪON INVESTMENT CORPORATION

TABLE OF CONTENTS

FORM 10-K

PART I

Forward-Looking Statements

Some of the statements within this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

•         our future operating results;

•         our business prospects and the prospects of our portfolio companies;

•         the impact of the investments that we expect to make;

•         the ability of our portfolio companies to achieve their objectives;

•         our current and expected financings and investments;

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

•         the ability of CIM and Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo and a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, to locate suitable investments for us and the ability of CIM to monitor and administer our investments;

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

•         the tax status of the companies in which we invest; and

•         the timing and amount of distributions and dividends from the companies in which we invest.

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

We have based the forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to review any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Annual Report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Item 1. Business

CĪON Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on August 9, 2011. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the Company and its consolidated subsidiaries. In addition, the term “portfolio companies” refers to companies in which we have invested.

We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. We elected to be treated for federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. On December 17, 2012, we successfully raised gross proceeds of at least $2,500,000, or the minimum offering requirement, from persons who are not affiliated with us, our investment adviser, CIM, or Apollo and commenced operations.

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

In addition, we may from time to time invest up to 30% of our assets opportunistically in other types of investments, including the securities of larger public companies and foreign securities, which may be deemed “non-qualifying assets” for the purpose of complying with investment restrictions under the 1940 Act. See “Item 1. Business – Regulation – Qualifying Assets” below.

In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, typically in conjunction with one of our debt investments or through a co-investment with a financial sponsor. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities. However, such investments are not expected to be significant. Once we raise sufficient capital, we expect that our investments will generally range between $5 million and $50 million each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of CIM subject to oversight by our board of directors. Prior to raising sufficient capital, we have made and intend to make smaller investments in syndicated loan opportunities, which typically include investments in companies with EBITDA of greater than $50 million, subject to liquidity and diversification constraints.

We are managed by CIM, our affiliate and a registered investment adviser under the Advisers Act. CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. We and CIM engaged AIM to act as our investment sub-adviser. AIM only assists us with identifying investment opportunities and making investment recommendations for approval by CIM, according to pre-established investment guidelines. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM. Pursuant to the terms of the investment sub-advisory agreement among us, CIM and AIM, AIM is not responsible or liable for any such investment decision, only provides the investment advisory services expressly set forth in the investment sub-advisory agreement and is not responsible or liable for the provision of any other service.

During the year ended December 31, 2013, we invested $94,331,717 in forty two portfolio companies and received sale proceeds and principal repayments of $2,176,929 and $2,157,915, respectively, of which we realized gains of $33,637. As of December 31, 2013, our investment portfolio, excluding our short term investments and total return swap, or TRS, consisted of interests in thirty nine portfolio companies (67% in first lien senior secured term loans, 24% in second lien senior secured term loans, 4% in collateralized loan obligations and 5% in subordinated debt) with a total fair value of $93,135,244 with an average and median portfolio company annual EBITDA of $50.8 million and $47.7 million, respectively, at initial investment. As of December 31, 2013, investments in our portfolio were purchased at a weighted average price of 98.57% of par value. Our estimated gross annual portfolio yield was 7.86% based upon the purchase price of our investments.

During the period from December 17, 2012, or the Commencement of Operations, to December 31, 2012, we invested $1,972,500 in two portfolio companies and received principal repayments of $2,500, of which we realized immaterial gains. As of December 31, 2012, our investment portfolio, excluding our short term investments and TRS, consisted of interests in two portfolio companies (100% in first lien senior secured term loans) with a total fair value of $1,980,044 with an average and median portfolio company annual EBITDA of $26.6 million and $26.5 million, respectively, at initial investment. As of December 31, 2012, the investments in our portfolio were purchased at a weighted average price of 98.63% of par value. Our estimated gross annual portfolio yield was 6.55% based upon the purchase price of our investments.

The portfolio yield does not represent an actual investment return to shareholders.

Through our TRS (described in further detail under “Item 1. Business – Financing Arrangements” below), we obtain the economic benefit of owning investments in senior secured floating-rate loans. As of December 31, 2013, we, through our TRS, obtained the economic benefit of owning investments in sixty two portfolio companies with a total notional value of $148,199,937. As of December 31, 2012, we, through our TRS, obtained the economic benefit of owning investments in five portfolio companies with a total notional value of $2,883,100.

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments with entities with which we may be restricted from doing so under the 1940 Act, such as CIM, AIM and their respective affiliates, unless we obtain an exemptive order from the Securities and Exchange Commission, or the SEC, or co-invest alongside such affiliates in accordance with existing regulatory guidance. We have not applied for an exemptive order from the SEC and, if we apply, there can be no assurance that we will be able to obtain such exemptive relief. Even if we receive exemptive relief, neither CIM, AIM nor their respective affiliates are obligated to offer us the right to participate in any transactions.

To enhance our opportunity for gain, we employ leverage as market conditions permit and at the discretion of CIM, but in no event can leverage employed exceed 50% of the value of our assets as required by the 1940 Act.

We do not currently intend to list our securities on an exchange and do not expect a public market to develop for them in the foreseeable future. We believe that an unlisted structure is appropriate for the long-term nature of the assets in which we invest. In addition, because our common stock will not be listed on a national securities exchange, we will be able to pursue our investment objective without subjecting our investors to the daily share price volatility associated with the public markets. To provide our shareholders with limited liquidity, we began conducting quarterly tender offers pursuant to our share repurchase program in the first quarter of 2014. In connection with that program, we intend, but are not required, to continue conducting quarterly repurchase offers. This is the only method of liquidity that we will offer prior to a liquidity event. Until we complete a liquidity event, it is unlikely that shareholders will be able to sell their common stock when desired or at a desired price.

Although we do not currently intend to list our common stock on an exchange and do not expect a public market to develop for in the foreseeable future, we intend to seek to complete a liquidity event within three to five years following the completion of our offering stage or at such earlier time as our board of directors may determine, taking into consideration market conditions and other factors; however, our offering of common stock may extend for an indefinite period. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. However, there can be no assurance that we will be able to complete a liquidity event.

Status of Our Continuous Public Offering

On December 17, 2012, we met our minimum offering requirement of $2,500,000 in capital raised from persons not affiliated with us, admitted our initial public investors as shareholders and officially commenced operations. Since commencing our continuous public offering on July 2, 2012 through March 19, 2014, we received and accepted subscriptions for 23,414,958 shares for gross corresponding proceeds of $238,474,948 at an average price per share of $10.18, including shares purchased by our affiliates.  The gross proceeds received include reinvested shareholder distributions of $3,179,729 pursuant to our second amended and restated distribution reinvestment plan, for which we issued 337,506 shares of common stock.

Distributions

In January 2013, we began authorizing monthly distributions to our shareholders. Our board of directors declared distributions for twenty four record dates during the year ended December 31, 2013 for a total of $3,974,317, or $0.7162 per share.

On February 1, 2014, we changed from semi-monthly closings to weekly closings for the sale of shares pursuant to our continuous public offering. As a result, our board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of our common stock.

On January 15, 2014, our board of directors declared one cash distribution of $0.030100 per share and a second cash distribution of $0.039375 per share, which were paid on February 5, 2014 to shareholders of record on January 15 and February 4, 2014, respectively. The amount of the second cash distribution of $0.039375 per share included four additional distribution days through February 4, 2014 in connection with our change from semi-monthly to weekly closings on the sale of our shares. On February 4, 2014, our board of directors declared three weekly cash distributions of $0.014067 per share, which were paid on February 26, 2014 to shareholders of record on February 11, February 18 and February 25, 2014. On February 14, 2014, our board of directors declared four weekly cash distributions of $0.014067 per share, payable on March 26, 2014 to shareholders of record on March 4, March 11, March 18 and March 25, 2014. On March 14, 2014, our board of directors declared five weekly cash distributions of $0.014067 per share, payable on April 30, 2014 to shareholders of record on April 1, April 8, April 15, April 22 and April 29, 2014.

About CIM

CIM is a registered investment adviser. CIM is a subsidiary of ICON Investment Group, LLC, or IIG, and part of the ICON group of companies, or ICON. ICON is a leading asset manager that provides innovative alternative investment products to individual and institutional investors through publicly-registered programs, private funds and separately managed accounts. ICON is headquartered in New York, with offices in Boston, London and Singapore.

Mark Gatto and Michael A. Reisner, together with Sean Connor, Harry Giovani, Keith S. Franz and David J. Verlizzo, form the senior management team of CIM. Both Messrs. Gatto and Reisner have significant managerial and investing experience and serve as our co-chairmen, co-presidents and co-chief executive officers.

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

About ICON

With more than 25 years of experience in the alternative asset management industry, ICON and its affiliates have managed investments for more than 63,000 investors and made approximately $4.0 billion in total investments. ICON, through its managed funds, provides direct financing to private and public companies worldwide. ICON primarily provides secured financing to businesses in industries such as marine, manufacturing, transportation, automotive, energy and power, telecommunications, industrial and mining. ICON and its affiliated entities also provide distribution services.

Pursuant to an administration agreement, ICON Capital, LLC, or ICON Capital, furnishes us with office facilities and equipment, and clerical, bookkeeping and record keeping services. ICON Capital also oversees our financial records and prepares our reports to shareholders and reports filed with the SEC. ICON Capital also performs the calculation and publication of our net asset value, oversees the preparation and filing of our tax returns, the payment of our expenses and the performance of various third party service providers. Furthermore, ICON Capital will provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.

About AIM

We and CIM have engaged AIM to act as our investment sub-adviser, as AIM possesses skills that we believe will aid us in achieving our investment objective. AIM is a subsidiary of Apollo (NYSE: APO) and is the investment adviser to Apollo Investment Corporation (NASDAQ: AINV), or AINV, a publicly-traded BDC.

AIM assists CIM in identifying investment opportunities and makes investment recommendations for approval by CIM, according to pre-established investment guidelines. AIM is not responsible or liable for any such investment decision. Further, AIM only provides the investment advisory services expressly set forth in the investment sub-advisory agreement among AIM, CIM and us. Investment recommendations made by AIM are made in a manner that we expect to be consistent with the investment processes developed for the advisory services provided to AINV since its inception in 2004.

Market Opportunity

We believe that the market for lending to private U.S. middle-market companies is underserved and presents a compelling investment opportunity. CIM’s management team has witnessed significant demand for debt capital among middle-market companies that have the characteristics we target. We believe that this demand, coupled with the limited and fragmented availability of funding within our target market, will enable us to achieve favorable transaction pricing. We are raising funds in an attempt to capitalize on what we believe is a favorable environment. We believe that the following characteristics and market trends support our belief:

•         The middle market is a large addressable market.  According to GE Capital’s National Center for the Middle Market 4th Quarter 2013 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which represent approximately $9 trillion in aggregate revenue and approximately 44.5 million aggregate employees. The U.S. middle market accounts for approximately one-third of private sector gross domestic product, or GDP, which, measured on a global scale, would be the fifth largest global economy. GE defines middle-market companies as those with $10 million to $1 billion in annual revenue, which we believe has significant overlap with our definition of middle-market companies that generally possess EBITDA of $50 million or less.

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

•         Disruptions within the credit markets have reduced middle-market companies’ access to the capital markets for senior debt.  While many middle-market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing will become more difficult as implementation of U.S. and international financial reforms, such as Basel III, are expected to limit the capacity of large financial institutions to hold leveraged loans of middle-market companies on their balance sheets.

•         There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to finance strategic transactions.  We expect that middle-market private equity firms will continue to invest the approximately $459 billion raised since 2009 in middle-market companies, as reported in Pitchbook’s 2H 2013 Fundraising and Capital Overhang Report, and that these private equity firms will seek to support their investments with senior loans from other sources, such as us. Additionally, as reported in Pitchbook’s 2H 2013 Fundraising and Capital Overhang Report, the $73 billion raised by middle-market sponsors in the first half of 2013 represents approximately 66% of the total amount raised in 2012. We believe this demonstrates the continued appetite for middle-market acquisitions that will need senior debt financing.

•         General reduction in supply of corporate debt.  The credit crisis that began in 2007 and other more recent market events have significantly impacted traditional sources of credit, reducing the ability of such sources to provide financing. We believe that the disruption in the credit markets has created an environment where liquidity and capital resources are scarce while the financing requirements of companies remain high. We believe that the scarcity of capital and the continuing need for financing will allow us to pursue more favorable economic terms, governance terms and covenants in comparison to those that existed in other periods.

•         Specialized lending and unfunded private equity commitments drive demand for debt capital.  Lending to small- and middle-market companies requires in-depth diligence, credit expertise, structuring experience and active portfolio management. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. As such, we believe that, of the U.S. financial institutions that are not liquidity constrained, few are capable of pursuing a sustained lending strategy successfully. We believe this creates a significant supply/demand imbalance for small and middle-market credit. We also expect that private equity firms will continue to pursue acquisitions and will seek to leverage their equity investments with debt financing, including senior debt, unitranche debt, and mezzanine loans provided by companies such as ours. Historically, according to the S&P LCD Leveraged Lending Review, such leverage has represented approximately 62% of a private equity acquisition. Therefore, adding to the imbalance in the availability of credit is the significant amount of unallocated private equity capital raised since 2009 described above, much of which will require debt financing in the coming years. As depicted in the chart below, almost $328.4 billion of unfunded private equity commitments were outstanding through the first half of 2013. Based upon the historical proportion of leverage to total investment size, this represents potential demand of approximately $535 billion.

PE Capital Overhang

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

Source: Standard and Poor’s Capital IQ LCD and S&P/LSTA Leveraged Loan Index.

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of privately held companies. Investments in private companies pose significantly greater risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves are often illiquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, little public information generally exists about private companies. Finally, these companies often do not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of CIM and/or AIM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved with, investing in these companies. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

When evaluating an investment, we use the resources of CIM and AIM to develop an investment thesis and a proprietary view of a potential company’s value. When identifying prospective portfolio companies, we focus primarily on the following attributes, which we believe will help us generate higher total returns with an acceptable level of risk. These attributes are:

•         Leading, defensible market positions that present attractive growth opportunities.  We seek to invest in companies that we believe possess advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors, minimizing sales risk and protecting profitability.

•         Companies with leading market positions and strong free cash flows.  We seek to invest in the debt of companies that have a leading market position or other significant competitive advantages and significant free cash flow. We believe that such companies are able to maintain consistent cash flow to service and repay our loans and maintain growth or market share.

•         Investing in middle-market, private companies.  We seek to invest in private companies that generally possess annual EBITDA of $50 million or less at the time of investment. We do not intend to invest in start-up companies, turnaround situations or companies with speculative business plans.

•         Proven management teams with meaningful equity ownership.  We focus on investments in which the target company has an experienced management team with an established track record of success. We typically require the portfolio companies to have in place proper incentives to align management’s goals with ours. Generally, we focus on companies in which the management teams have significant equity interests.

•         Private equity sponsorship.  Often we seek to participate in transactions sponsored by what we believe to be high-quality private equity firms. CIM’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company provides an additional level of due diligence investigation and is an implicit endorsement of the quality of the investment. Further, by co-investing with quality private equity firms that commit significant sums of equity capital with junior priority to our debt investments, we may benefit from having due diligence on our investments performed by both parties. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise.

•         Broad portfolio.  We seek to create a portfolio of portfolio companies engaged in a variety of industries and located in a variety of geographic locations, thereby potentially reducing the risk of a downturn in any one industry or geographic location having a disproportionate impact on the value of our portfolio. Because we are a BDC, we focus on and invest at least 70% of our total assets in U.S. companies, but seek to maintain investments across the various geographic regions of the U.S. To the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including countries that are members of the European Union, as well as Canada, Australia and Japan. We cannot assure investors that we will be successful in our efforts to maintain a broad portfolio of investments.

•         Viable exit strategy.  We focus our investment activity primarily in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, with the potential for capital gain on any equity interest we hold through an initial public offering of common stock, a merger, a sale or other recapitalization.

Moreover, we may acquire investments in the secondary loan market, and, in analyzing such investments, we will employ the same analytical process that we use for our primary investments.

Competitive Advantages

We believe that we offer to our investors the following competitive advantages over other capital providers to private U.S. middle-market companies:

•         Proven ability to invest in middle-market companies.   With AIM as our sub-adviser, we are partnered with a team that we believe has proven its ability to source, structure and manage private investments for a publicly-traded BDC, AINV. In addition to its ability to call on its resources, AIM is able to draw upon Apollo’s team of approximately 277 investment professionals that have approximately $161 billion of assets under management as of December 31, 2013. Apollo has developed an expertise in sourcing and investing in debt issued by middle-market companies. We leverage this expertise, which we believe enables us to make investments that offer the most favorable risk/reward characteristics.

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

•         Transaction sourcing capability.  CIM and AIM seek to identify attractive investment opportunities both through active origination channels and through their long-term relationships with numerous corporate and fund management teams, members of the financial community and potential corporate partners. We also have access to the experience of CIM’s officers in sourcing middle-market transactions through such persons’ network of originators and underwriters. In addition, CIM seeks to leverage Apollo’s significant access to transaction flow. We believe that the broad networks of CIM and Apollo and their respective affiliates will produce a significant amount of investment opportunities for us.

•         Disciplined, income-oriented investment philosophy.  CIM employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity as well as ongoing monitoring by CIM of each investment made, with particular emphasis on early detection of credit deterioration. This strategy is designed to maximize current yield and minimize the risk of capital loss while maintaining potential for long-term capital appreciation.

•         Ability to utilize a wide range of transaction structures.  We believe that each of CIM’s and Apollo’s broad expertise and experience in transaction structuring at all levels of a company’s capital structure affords us numerous tools to manage risk while preserving the opportunity for returns on investments. We attempt to capitalize on this expertise in an effort to produce an investment portfolio that will perform in a broad range of economic conditions. In addition, we believe that the ability to offer several forms of financing makes us an attractive provider of capital to prospective portfolio companies. Such flexible transaction structuring allows a prospective portfolio company to forego the substantial cost of conducting multiple negotiations and undergoing multiple due diligence processes to secure the different types of capital it requires.

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

We focus primarily on investments in debt securities, including senior secured loans, including unitranche loans and, to a lesser extent, second lien and mezzanine loans. Nevertheless, the mix of investments in our portfolio and other aspects regarding the implementation of our strategy may change materially over time.

CIM seeks to tailor our investment focus as market conditions evolve. Depending on market conditions and other factors, we may, as noted above, increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. We rely on CIM’s and AIM’s experience to structure investments, potentially using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

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

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments to make follow-on investments if necessary in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national rating agencies. We believe that our targeted debt investments typically will carry ratings from a nationally recognized statistical ratings organization, or NRSRO, and that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by an NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

The market for loans to private companies possesses several key differences compared to the corporate bond market. For instance, due to a possible lack of debt ratings for certain middle market firms, and also due to the reduced availability of information for private companies, investors must conduct extensive due diligence investigations before committing to an investment. This intensive due diligence process gives the investor significant access to management, which is often not possible in the case of corporate bondholders, who rely on underwriters, debt rating agencies and publicly available information for due diligence reviews and monitoring of corporate issuers. While holding these investments, private debt investors often receive monthly or quarterly updates on the portfolio company’s financial performance, along with possible representation on the company’s board of directors, which allows the investor to take remedial action quickly if conditions happen to deteriorate. Due to reduced liquidity, the relative scarcity of capital and extensive due diligence and expertise required on the part of the investor, we believe that private debt securities typically offer higher returns than corporate bonds of equivalent credit quality.

Operating and Regulatory Structure

Our investment activities are managed by CIM and supervised by our board of directors, a majority of whom are independent. Pursuant to our investment advisory agreement, we pay CIM an annual base management fee based on our gross assets as well as incentive fees based on our performance.

Pursuant to an administration agreement, ICON Capital provides us with general ledger accounting, fund accounting, investor relations and other administrative services. In addition, we have contracted with U.S. Bancorp Fund Services, LLC to provide additional accounting and administrative services.

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. We elected to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.

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

Risk Management

We seek to limit the downside potential of our investment portfolio by:

•         applying our investment strategy guidelines for portfolio investments;

•         requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

•         creating and maintaining a broad portfolio of investments, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and

•         negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital.

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

Our Transaction Process

Sourcing

CIM utilizes its access to transaction flow and seeks to leverage AIM’s significant access to transaction flow as well to source transactions. With respect to CIM’s origination channel, CIM seeks to leverage ICON’s significant industry relationships and investment personnel that actively source new investments. With respect to AIM’s origination channel, CIM seeks to leverage the global presence of Apollo to generate access to originated transactions with attractive investment characteristics. We believe that CIM’s and AIM’s broad networks have and will continue to produce a significant pipeline of investment opportunities for us.

Evaluation

Initial Review.  In its initial review of an investment opportunity to present to us, CIM’s or AIM’s transaction team, as applicable, examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines, within the context of creating and maintaining a broad portfolio of investments, and offers an acceptable probability of attractive returns with identifiable downside risk.

Credit Analysis/Due Diligence.  Before undertaking an investment, the transaction team conducts a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

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

When possible, our advisory team seeks to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.

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

Approval.  After completing its internal transaction process, subject to the terms of the investment sub-advisory agreement, the applicable CIM or AIM transaction team makes formal recommendations for review and approval by CIM. In connection with its recommendation, it transmits any relevant underwriting material and other information pertinent to the decision-making process. In addition, AIM makes its staff available to answer inquiries by CIM in connection with its recommendations. The consummation of a transaction requires unanimous approval of the members of CIM’s investment committee.

Monitoring

Portfolio Monitoring.  CIM closely monitors our portfolio companies on an ongoing basis, as well as monitors the financial trends of each portfolio company to determine if each is meeting its respective business plans and to assess the appropriate course of action for each company. In addition, depending on the size, nature and performance of the transaction, senior investment professionals of CIM may take board seats or obtain board observation rights for our portfolio companies.

CIM has several methods of evaluating and monitoring the performance and fair value of our investments, which includes, but are not limited to, the assessment of success in adhering to a portfolio company’s business plan and compliance with covenants; periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments; comparisons to other portfolio companies in the industry; attendance at and participation in board meetings; and review of monthly and quarterly financial statements and financial projections for portfolio companies.

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

CIM monitors and, when appropriate, changes investment ratings assigned to each investment in our portfolio. In connection with our valuation process, CIM reviews these investment ratings on a quarterly basis.

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2013 and 2012, excluding short term investments of $11,383,669 and $1,817,762, respectively:

	December 31, 2013		December 31, 2012
Investment Rating	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
1	$-	-	$-	-
2	93,135,244	100.0%	1,980,044	100.0%
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-
Total	$93,135,244	100.0%	$1,980,044	100.0%

The following table summarizes the composition of our underlying TRS loans based on the 1 to 5 investment rating scale at fair value as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Investment Rating	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans
1	$-	-	$-	-
2	149,748,554	100.0%	2,895,495	100.0%
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-
Total	$149,748,554	100.0%	$2,895,495	100.0%

The amount of the portfolio and underlying TRS loans in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process.  Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of investments in good faith utilizing the input of our audit committee, CIM, and any other professionals or materials that our board of directors deem worthy and relevant, including independent third-party valuation firms, if applicable.

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

Exit

Exit Transactions.  We seek to invest in companies that can generate consistent cash flow to repay their loans while maintaining growth in their businesses. We expect this internally generated cash flow to be a key means through which we will receive timely payment of interest and loan principal. Additionally, we attempt to invest in portfolio companies whose business models and growth prospects offer attractive exit possibilities via third-party transactions, including sales to strategic or other buyers and initial public offerings of common stock. Such third-party transactions may be particularly important in realizing capital gains through the equity portions of our investments. We also seek to exit investments in secondary market transactions when price targets are achieved or circumstances otherwise warrant.

Financing Arrangements

Total Return Swap

On December 17, 2012, Flatiron Funding, LLC, or Flatiron, our wholly-owned financing subsidiary, entered into a TRS with Citibank, N.A., or Citibank. Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, extend the termination or call date from December 17, 2013 to December 17, 2014, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $150 million to $225 million, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Effective February 6, 2014, Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS from $225 million to $275 million. The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to herein as the TRS Agreement.

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

The obligations of Flatiron under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Flatiron, which generally will equal the value of cash collateral provided by Flatiron under the TRS. Pursuant to the terms of the TRS, Flatiron may select loans with a maximum aggregate market value of $275,000,000 (determined at the time each such loan becomes subject to the TRS). Flatiron is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Flatiron agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Flatiron are available to pay our debts.

Each individual loan must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Flatiron receives from Citibank all interest and fees payable in respect of the loans included in the TRS. Flatiron pays to Citibank interest at a rate equal to, in respect of each loan included in the TRS, the floating rate index specified for such loan plus 1.35% per year. In addition, upon the termination or repayment of any loan subject to the TRS, Flatiron will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

Citibank may terminate the TRS on or after December 17, 2014, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 80% of the maximum portfolio amount, multiplied by 1.35% per year.  We estimate the early termination fee would have been approximately $2,328,600 as of December 31, 2013.  Other than during the first nine months and last 180 days of the term of the TRS, Flatiron may be required to pay a minimum usage fee in connection with the TRS. At December 31, 2013, Flatiron was not subject to a minimum usage fee.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of December 31, 2013, Flatiron was in compliance with these covenants and reporting requirements.

For purposes of computing the capital gains incentive fee, we treat net realized gains or losses on the sale or maturity of the underlying TRS loans as realized gains or losses on the TRS, which CIM becomes entitled to upon the disposition of the TRS. For purposes of computing the subordinated incentive fee on income, we treat the interest spread, which represents the difference between (i) the interest and fees received on the underlying TRS loans and (ii) the interest paid to Citibank on the settled notional value of the TRS loans, as pre-incentive fee net investment income on the TRS. Accordingly, all realized economic benefits associated with the underlying TRS loans, if any, are included in the computation of either the capital gains incentive fee or the subordinated incentive fee on income. Any unrealized gains on the TRS is reflected in total assets on our consolidated balance sheets and included in the computation of the base management fee.

While the investment advisory agreement with CIM neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of the American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, we accrue capital gains incentive fees on unrealized gains. This accrual reflects the incentive fees that would be payable to CIM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though CIM is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market value on the underlying loans to Flatiron.

As of December 31, 2013 and 2012, the fair value of the TRS was $1,548,617 and $12,395, respectively. The fair value of the TRS is reflected as unrealized appreciation on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation on total return swap. As of December 31, 2013 and 2012, Flatiron had selected sixty three and five underlying loans with a total notional amount of $148,199,937 and $2,883,100, respectively. For the same periods, Flatiron posted $40,703,777 and $729,325 in cash collateral held by Citibank (of which only $39,285,408 and $720,775 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets.

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest earned during the period. For the year ended December 31, 2013, we recorded net realized gains of $3,489,036, which consisted of $1,128,186 in net gains from sales and principal repayments and $2,360,850 in net gains from net interest earned. For the period from January 31, 2012 (Inception) through December 31, 2012, we recorded net realized gains of $98, which consisted of net gains from net interest earned. Net realized gains are reflected in net realized gain on total return swap on our consolidated statements of operations.

Receivable due on total return swap on our consolidated balance sheets is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and net gains on sales and principal repayments of underlying loans of the TRS. As of December 31, 2013, our receivable due on the TRS was $1,801,665, which consisted of earned but not yet collected net interest and net gains of $1,293,582 and $508,083, respectively.

For purposes of the asset coverage ratio test applicable to us as a BDC, we treat the outstanding notional amount of the TRS, less any cash collateral required to be posted by Flatiron under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

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

Determination of Net Asset Value

The value of our assets is determined quarterly and at such other times that an event occurs that materially affects the valuation. The valuation is made pursuant to Section 2(a)(41) of the 1940 Act, which requires that we value our assets as follows: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value, as determined in good faith by our board of directors. As a BDC, Section 2(a)(41) of the 1940 Act requires the board of directors to determine in good faith the fair value of portfolio securities for which a market price is not readily available, and it does so in conjunction with the application of our valuation procedures by CIM.

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

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each asset while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations in our consolidated financial statements.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing shareholders, in payment of distributions and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments. For example, we generally are not permitted to co-invest with certain entities affiliated with CIM or AIM in transactions originated by CIM, AIM or their respective affiliates unless we obtain an exemptive order from the SEC. We have not applied for an exemptive order from the SEC and, if we apply, there can be no assurance that we will be able to obtain such exemptive relief. Under the investment sub-advisory agreement, AIM only assists CIM in identifying investment opportunities and making investment recommendations for approval by CIM. AIM is not be responsible or liable for any such investment decision.

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

Code of Ethics

We and CIM have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Shareholders may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Shareholders may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Proxy Voting Records

Shareholders may obtain information, without charge, regarding how CIM voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer c/o CĪON Investment Corporation, 3 Park Avenue, 36th Floor, New York, NY 10016.

Election to be Taxed as a Regulated Investment Company

We elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our shareholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. We refer to this as the Annual Distribution Requirement.

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

We will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement.

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

Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•         pursuant to Rule 13a-14 of the Exchange Act, our co-chief executive officers and our chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•         pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•         pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

                Under the Jumpstart Our Business Startups Act, or JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

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

Employees

We do not currently have any employees and we do not currently intend to hire any in the future. The compensation of our chief financial officer, Keith S. Franz, and our chief compliance officer, David J. Verlizzo, is paid by CIM. We reimburse CIM for the compensation paid to our chief financial officer and his staff and our chief compliance officer and his staff.  In the future, CIM may retain additional investment personnel based upon its needs.

Available Information

Within 60 days after the end of each fiscal quarter, we distribute our quarterly report on Form 10-Q to all shareholders of record. In addition, we distribute our annual report on Form 10-K to all shareholders within 120 days after the end of each fiscal year. These reports are available on our website at www.cioninvestmentcorp.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and shareholders should not consider information contained on our website to be part of this Annual Report on Form 10-K.

We file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. Shareholders may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.

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

We were formed on August 9, 2011 and met our minimum offering requirement of $2.5 million in common stock in December 2012. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially.

As a company with relatively few investments, our continuous public offering may be deemed to be a “blind pool” offering. An investor may not have the opportunity to evaluate historical data or assess investments prior to purchasing our shares.

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

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay investors distributions and cause investors to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in our prospectus.

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

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in, the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of the U.S. government spending cuts that took effect March 1, 2013, the recent government shutdown in October 2013, or any further spending cuts or shutdowns.

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

The downgrade in the U.S. credit rating and the economic crisis in Europe could materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ from its top rank of AAA. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of further credit-rating agency downgrades and an economic slowdown. The downgrade of the U.S. credit rating could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world. Additionally, any potential austerity measures necessary to reduce the deficit could accelerate an already slowing economy in the near term. In January 2012, Standard & Poor’s lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, Standard & Poor’s further lowered its long-term sovereign credit rating for Spain. In December 2013, Standard & Poor’s lowered its long-term sovereign credit rating of the European Union, citing deteriorating creditworthiness of the bloc’s 28 member nations. Though austerity measures and bailout administration have generally tempered some concerns over the short-term collapse of these countries’ governments and their respective banking systems, the underlying long-term and systemic risks and concerns have not been eliminated.

The U.S. credit rating downgrade could negatively impact the trading market for U.S. government securities and would likely impact the credit risk associated with our investments in U.S. Treasury securities. This could reduce the value of the U.S. Treasury securities that we may hold in our portfolio. In addition, adverse market and economic conditions that could occur due to a downgrade of the credit rating on the debt of the United States could result in rapidly rising interest rates, a falling dollar, shakier financial markets and slowing or negative economic growth in the near term. The impact of the August 2011 downgrade or any further downgrade to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. These events could adversely affect our business in many ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly lower valuations than the preceding financing rounds. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on the ability of CIM and AIM to manage and support our investment process. If either CIM or AIM were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of CIM and Apollo and their affiliates. CIM, with the assistance of AIM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of CIM and its senior management team. The departure of any members of CIM’s senior management team could have a material adverse effect on our ability to achieve our investment objective. Likewise, the departure of any key employees of AIM may impact its ability to render services to us under the terms of its sub-advisory agreement with CIM and us.

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

CIM and AIM depend on their broader organizations’ relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If CIM or Apollo or their organizations, as applicable, fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom CIM and Apollo or their respective broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and collateralized loan obligation funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in small to mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle-market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle-market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments will not be publicly traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors as required by the 1940 Act.

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

We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies, and expense reimbursements from IIG, which are subject to recoupment. In addition, a substantial portion of our distributions have resulted, and future distributions may result, from expense reimbursements from IIG, which are subject to repayment by us. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this section. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of shareholders’ investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder's basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder's basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. A shareholder’s basis in the investment will be reduced by the nontaxable amount, which will result in additional gain (or a lower loss) when the shares are sold. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

A substantial portion of our distributions have resulted, and future distributions may result, from expense reimbursements from IIG, which are subject to repayment by us within three years. The purpose of this arrangement is to reduce our operating expenses and to avoid such distributions being characterized as a return of capital for tax purposes. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or IIG continues to make such expense reimbursements. Shareholders should also understand that our future repayments to IIG will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. IIG has no obligation to provide expense reimbursements to us in future periods.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth herein and may result in our investment focus shifting from the areas of expertise of CIM and AIM to other types of investments in which CIM and AIM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a shareholder’s investment.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing, and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determine in good faith by our board of directors. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

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

CIM and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and CIM to earn increased asset management fees. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to CIM and may increase the amount of subordinated income incentive fees payable to CIM.

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

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued, but not yet received, including original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. To the extent we do not distribute accrued PIK interest, the deferral of PIK interest has the simultaneous effects of increasing the assets under management and increasing the base management fee at a compounding rate, while generating investment income and increasing the incentive fee at a compounding rate. In addition, the deferral of PIK interest would also increase the loan-to-value ratio at a compounding rate if the issuer’s assets do not increase in value, and investments with a deferred interest feature, such as PIK interest, may represent a higher credit risk than loans on which interest must be paid in full in cash on a regular basis.

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

AIM currently acts as investment adviser to AINV, which is also a BDC and is authorized to invest in the same kinds of securities we invest or may invest in, although AINV primarily focuses on providing senior and subordinated debt to companies that are expected to have greater EBITDA than those that are our primary focus. Also, in connection with such business activities, AIM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objective. These activities could be viewed as creating a conflict of interest in that the time, effort and ability of the members of AIM, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other accounts managed by AIM and its affiliates as AIM deems necessary and appropriate.

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

Neither CIM nor AIM, nor individuals employed by CIM or AIM, are generally prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We will be unable to participate in certain transactions originated by CIM or its affiliates unless we seek and receive exemptive relief from the SEC. Affiliates of Apollo, whose primary business includes the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of AIM have no obligation to make their originated investment opportunities available to AIM or to us.

Our base management and incentive fees may induce CIM to make, and AIM to recommend, speculative investments or to incur leverage.

The incentive fee payable by us to CIM may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to CIM is determined may encourage it to use leverage to increase the return on our investments. The part of the management and incentive fees payable to CIM that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. This fee structure may be considered to involve a conflict of interest for CIM to the extent that it may encourage CIM to favor debt financings that provide for deferred interest, rather than current cash payments of interest. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage CIM to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since AIM will receive a portion of the incentive fees paid to CIM, AIM may have an incentive to recommend investments that are riskier or more speculative.

Shares of our common stock may be purchased by CIM, Apollo or their affiliates.

CIM, Apollo and their respective affiliates may purchase shares of our common stock for any reason deemed appropriate; provided, however, that it is intended that once our offering of common stock is completed, neither CIM, Apollo nor their respective affiliates will hold 5% or more of our outstanding shares of common stock. CIM, Apollo and their respective affiliates will not acquire any shares of our common stock with the intention to resell or re-distribute such shares. The purchase of common stock by CIM, Apollo and their respective affiliates could create certain risks, including, but not limited to, the following:

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

CIM is paid a base management fee calculated as a percentage of our gross assets and unrelated to net income or any other performance base or measure. CIM may advise us to consummate transactions or conduct our operations in a manner that, in CIM’s reasonable discretion, is in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to CIM. CIM’s ability to influence the base management fee paid to it by us could reduce the amount of cash flow available for distribution to our shareholders.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business – Regulation.” Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

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

The net proceeds from the sale of common stock will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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

We invest or intend to invest in the following types of loans of private and thinly traded U.S. middle market companies.

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

Non-U.S. Securities.  We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Since non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in current rates and exchange control regulations.

In addition, we invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

To the extent original issue discount constitutes a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include original issue discount instruments. To the extent original issue discount constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•         Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability.

•         Original issue discount instruments may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

•         For accounting purposes, cash distributions to shareholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income comes from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact.

•         In the case of PIK “toggle” debt, the PIK election has the simultaneous effects of increasing the assets under management, thus increasing the base management fee, and increasing the investment income, thus increasing the potential for realizing incentive fees.

•         Original issue discount creates risk of non-refundable cash payments to the advisor based on non-cash accruals that may never be realized.

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

If one of our portfolio companies were to file for bankruptcy, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

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

International investments create additional risks.

We have made, and expect to continue to make, investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in assets located in jurisdictions outside the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding that limitation on our ownership of foreign portfolio companies, those investments subject us to many of the same risks as our domestic investments, as well as certain additional risks including the following:

•         foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;

•         foreign currency devaluations that reduce the value of and returns on our foreign investments;

•         adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;

•         adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;

•         the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•         adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;

•         changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;

•         high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;

•         deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

•         legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.

We have entered into the TRS Agreement that exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

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

Investing in middle-market companies involve a number of significant risks, any one of which could have a material adverse effect on our operating results.

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

We invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of CIM and/or AIM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.

We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we will employ will be subject to oversight by our board of directors, a majority of whom are independent directors with no material interests in such transactions.

At December 31, 2013 and 2012, our borrowings for the BDC coverage ratio were $107,496,160 and $2,226,457, respectively, which included the non-collateralized TRS notional amount and the financing arrangement in connection with our directors and officers insurance.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) we sell an aggregate of $750 million worth of our common stock, (ii) our net offering proceeds from such sales equal $663.75 million, (iii) our average net assets during such period equals one-half of the net offering proceeds, or $331.875 million, (iv) we have $829.69 million in total assets, (v) we borrow funds equal to 50% of our average net assets during such period, or $165.9375 million, and (vi) a weighted average cost of funds of 3%. Actual expenses will depend on the number of shares of common stock we sell in our offering and the amount of leverage we employ. For example, if we were to raise proceeds significantly less than this amount over the next twelve months, our expenses as a percentage of our average net assets would be significantly higher. There can be no assurance that we will sell an aggregate of $750 million worth of our common stock during the following twelve months. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assuming Return on Our Portfolio
(Net of Expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	-13.25%	-7.00%	-0.75%	5.50%	11.75%

Similarly, assuming (i) $829.69 million in total assets, (ii) a weighted average cost of funds of 3%, and (iii) $165.9375 million in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 0.60% in order to cover the annual interest payments on our outstanding debt.

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

Risks Relating to an Investment in our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their common stock if our board of directors does not decrease the offering price in the event of a decline in our net asset value per share.

The purchase price at which shareholders purchase common stock will be determined at each weekly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our common stock. In the event of a decrease to our net asset value per share, shareholders could pay a premium of more than 2.5% for their common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 2.5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 2.5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 2.5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase common stock at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 2.5%.

Our offering is being made on a “best efforts” basis, and if we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, and the value of a shareholder’s investment in us may be reduced in the event our assets under-perform.

Our offering is being made on a “best efforts” basis, whereby the dealer manager and selected broker-dealers participating in the offering are only required to use their best efforts to sell our common stock and have no firm commitment or obligation to purchase any of our common stock. Amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of shares of common stock is subscribed for, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

The common stock sold in our offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if shareholders purchase common stock in our offering, shareholders will have limited liquidity and may not receive a full return of shareholder invested capital if shareholders sell their common stock. We are not obligated to complete a liquidity event by a specified date; therefore, until we complete a liquidity event, it is unlikely that you will be able to sell your common stock.

The common stock offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the foreseeable future. Prior to the completion of a liquidity event, our share repurchase program provides a limited opportunity for investors to achieve liquidity, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price paid for the common stock being repurchased. However, there can be no assurance that we will complete a liquidity event within such time or at all. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Program” for a detailed description of our share repurchase program.

In making the decision to apply for listing of our common stock, our board of directors will try to determine whether listing our common stock or liquidating our assets will result in greater value for our shareholders. In making a determination of what type of liquidity event is in the best interest of our shareholders, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, maintaining a broad portfolio of investments, portfolio performance, our financial condition, potential access to capital as a listed company, the investment advisory experience of CIM and market conditions for the sale of our assets or listing of our common stock and the potential for shareholder liquidity. If we determine to pursue a listing of our common stock on a national securities exchange in the future, at that time we may consider either an internal or an external management structure. There can be no assurance that we will complete a liquidity event. Until we complete a liquidity event, it is unlikely that you will be able to sell your shares. If our common stock is listed, we cannot assure shareholders that a public trading market will develop. Further, even if we do complete a liquidity event, shareholders may not receive a return of all of their invested capital.

The dealer manager in our continuous offering may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objective.

The dealer manager for our continuous offering is ICON Securities, LLC, or ICON Securities, one of our affiliates. The dealer manager has no experience selling shares on behalf of a BDC. There is no assurance that it will be able to sell a sufficient number of shares of common stock to allow us to have adequate funds to purchase a diversified portfolio of investments and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objective, and shareholders could lose some or all of the value of their investment.

Because the dealer manager is one of our affiliates, shareholders will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty faced as a shareholder.

As a result of ICON Securities being one of our affiliates, its due diligence review and investigation of us and our prospectus cannot be considered an independent review. Therefore, shareholders do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering. A shareholder may be able to rely on his or her own broker-dealer to make an independent review and investigation of the terms of the offering. If a shareholder is unable to so rely on his or her broker-dealer, however, he or she will not have the benefit of any independent review and evaluation of the terms of the offering by the dealer manager. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, shareholders will not have an independent review of our performance and the value of our common stock relative to other publicly-traded companies.

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

Beginning in the first quarter of 2014 we began offering to repurchase shares of our common stock. As a result, shareholders have limited opportunities to sell their shares of our common stock and, to the extent they are able to sell their shares of our common stock under the program, they may not be able to recover the amount of their investment in our common stock.

Beginning in the first quarter of 2014, we commenced tender offers to allow shareholders to tender their shares of common stock on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase. The share repurchase program includes numerous restrictions that limit shareholders’ ability to sell their shares of common stock. We limit the number of shares of common stock repurchased pursuant to our share repurchase program as follows: (1) we currently limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock pursuant to our second amended and restated distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock; (2) we will not repurchase shares of common stock in any calendar year in excess of 15% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 3.75% in each quarter; (3) unless a shareholder tenders all of his or her shares of common stock, he or she must tender at least 25% of the amount of common stock the shareholder purchased in the offering and must generally maintain a minimum balance of $5,000 subsequent to submitting a portion of his or her shares of common stock for repurchase by us; and (4) to the extent that the number of shares of common stock put to us for repurchase exceeds the number of shares of common stock that we are able to purchase, we will repurchase shares of common stock on a pro rata basis, not on a first-come, first-served basis. Further, we have no obligation to repurchase shares of common stock if the repurchase would violate the restrictions on distributions under federal law or Maryland law.

Although we have adopted a share repurchase program, we have discretion to not repurchase shares of common stock, to suspend the program, and to cease repurchases.

Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. Shareholders may not be able to sell their shares at all in the event our board of directors amends, suspends or terminates the share repurchase program, absent a liquidity event. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. The share repurchase program has many limitations and should not be relied upon as a method to sell shares of common stock promptly or at a desired price.

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

Before making investments, we will invest the net proceeds of our offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns that we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

A shareholder’s interest in us will be diluted if we issue additional shares of common stock, which could reduce the overall value of an investment in us.

Potential investors will not have preemptive rights to any common stock we issue in the future. Our articles of incorporation authorize us to issue 500,000,000 shares of common stock. Pursuant to our articles of incorporation, a majority of our entire board of directors may amend our articles of incorporation to increase the number of authorized shares of common stock without shareholder approval. After an investor purchases shares of common stock, we intend to continuously sell additional shares of common stock in our offering and any other follow-on offering or issue equity interests in private offerings. To the extent that we issue additional shares of common stock at or below net asset value (including if our net asset value drops more than 2.5% below our offering price) after an investor purchases shares of our common stock, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares of common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

                Our shares are not listed on an exchange or quoted through a quotation system. There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. No shares have been authorized for issuance under any equity compensation plans. Under Maryland law, our shareholders generally will not be personally liable for our debts or obligations.

                We are currently selling our shares on a continuous basis at an offering price of $10.45 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In connection with each weekly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our board of directors has delegated to management the authority to conduct such closings so long as there is no change to our public offering price. In the event of a change to our public offering price in connection with any weekly closing, our board of directors will approve the change prior to management conducting such closing.

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

Set forth below is a chart describing the classes of our securities outstanding as of March 19, 2014:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Common stock	500,000,000	-	23,414,958

As of March 19, 2014, we had 5,202 record holders of our common stock.

Share Repurchase Program

We do not currently intend to list our common stock on any securities exchange and do not expect a public market for them to develop in the foreseeable future. It is unlikely that shareholders will be able to sell their common stock when desired or at a desired price. No shareholder will have the right to require us to repurchase his or her common stock or any portion thereof. Because no public market will exist for our common stock, and none is expected to develop, shareholders will not be able to liquidate their investment prior to our liquidation or other liquidity event, other than through our share repurchase program, or, in limited circumstances, as a result of transfers of common stock to other eligible investors.

Beginning in the first quarter of 2014 we began offering, and on a quarterly basis thereafter we intend to continue offering, to repurchase common stock on such terms as may be determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not be in the best interests of our shareholders or would violate applicable law. We conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. In months in which we repurchase common stock, we conduct repurchases on the same date that we hold the first weekly closing in a calendar month for the sale of common stock in our offering. The offer to repurchase common stock is conducted solely through tender offer materials mailed to each shareholder.

The board also considers the following factors, among others, in making its determination regarding whether to cause us to continue offering to repurchase shares and under what terms:

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

We currently limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock pursuant to our second amended and restated distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase common stock. In addition, we limit the number of shares of common stock to be repurchased in any calendar year to 15% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 3.75% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. We offer to repurchase such common stock on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase.

We do not repurchase common stock, or fractions thereof, if such repurchase causes us to be in violation of the securities or other laws of the U.S., Maryland or any other relevant jurisdiction.

While we conduct, and intend to continue conducting, quarterly tender offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

In the event that CIM or any of its affiliates holds common stock in the capacity of a shareholder, any such affiliates may tender common stock for repurchase in connection with any repurchase offer we make on the same basis as any other shareholder. IIG will not tender its common stock for repurchase as long as CIM remains our investment adviser.

Distributions

We did not declare or pay any distributions during 2012. In January 2013, we began authorizing monthly distributions to our shareholders. Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare on a monthly basis a weekly distribution amount per share of our common stock. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date we accept each shareholder’s subscription for shares of our common stock. From time to time, we may also pay interim special distributions in the form of cash or shares of common stock at the discretion of our board of directors. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a nontaxable distribution) will be mailed to our shareholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We elected to be treated for federal income tax purposes as a RIC, as defined under Subchapter M of the Code, beginning in 2012.

Our board of directors declared distributions for twenty four record dates during the year ended December 31, 2013.  Declared distributions are paid monthly.  The following table presents cash distributions per share that were declared during the year ended December 31, 2013:

	Distributions
Three Months Ended	Per Share	Amount
March 31, 2013 (six record dates)	$0.1769	$208,766
June 30, 2013 (six record dates)	0.1788	518,630
September 30, 2013 (six record dates)	0.1799	1,089,797
December 31, 2013 (six record dates)	0.1806	2,157,124
Total distributions for the year ended December 31, 2013	$0.7162	$3,974,317

On February 1, 2014, we changed from semi-monthly closings to weekly closings for the sale of our shares pursuant to our continuous public offering. As a result, our board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of our common stock.

On January 15, 2014, our board of directors declared one cash distribution of $0.030100 per share and a second cash distribution of $0.039375 per share, which were paid on February 5, 2014 to shareholders of record on January 15 and February 4, 2014, respectively. The amount of the second cash distribution of $0.039375 per share included four additional distribution days through February 4, 2014 in connection with our change from semi-monthly to weekly closings on the sale of our shares. On February 4, 2014, our board of directors declared three weekly cash distributions of $0.014067 per share, which were paid on February 26, 2014 to shareholders of record on February 11, February 18 and February 25, 2014. On February 14, 2014, our board of directors declared four weekly cash distributions of $0.014067 per share, payable on March 26, 2014 to shareholders of record on March 4, March 11, March 18 and March 25, 2014. On March 14, 2014, our board of directors declared five weekly cash distributions of $0.014067 per share, payable on April 30, 2014 to shareholders of record on April 1, April 8, April 15, April 22 and April 29, 2014.

We have adopted an “opt in” distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically “opt in” to the second amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We make and intend to make our distributions in the form of cash, out of assets legally available for such purpose, unless shareholders elect to receive their distributions in the form of additional shares of common stock pursuant to our second amended and restated distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. shareholders. We may fund our cash distributions to shareholders in the future from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG. A substantial portion of our distributions have resulted, and future distributions may result, from expense reimbursements from IIG, which are subject to repayment by us. The amount of the distribution for shareholders receiving our common stock will be equal to the fair market value of the stock received. If shareholders hold common stock in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in the form of additional common stock.

The following table reflects the sources of cash distributions per share that were declared during the year ended December 31, 2013:

	Distributions
Source of Distribution	Per Share	Amount	Percentage
Realized gain on investments and total return swap(1)	$0.6348	$3,522,815	88.6%
From other sources(2)	0.0814	451,502	11.4%
Total distributions for the year ended December 31, 2013	$0.7162	$3,974,317	100.0%

(1) Includes interest income and fees, net of financing amounts paid to Citibank, generated on the loans underlying the TRS of $2,360,850.
(2) Includes adjustments made to net investment income to arrive at taxable income available for distributions, as more fully described in Note 13.

Item 6. Selected Financial Data

                The following selected financial data as of and for the year ended December 31, 2013 and as of December 31, 2012 and for the period from January 31, 2012 (Inception) through December 31, 2012 is derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

		As of
		December 31, 2012 and
		for the Period from
	As of and for the	January 31, 2012
	Year Ended	(Inception) through
	December 31, 2013	December 31, 2012
Statement of operations data:
Investment income	$1,862,602	$2,692
Operating expenses
Total expenses	5,872,820	116,706
Less: expense reimbursement from IIG	(3,958,903)	(116,706)
Net operating expenses	1,913,917	-
Net investment (loss) income	(51,315)	2,692
Realized and unrealized gains on investments and total return swap	6,153,190	22,470
Net increase in net assets resulting from operations	$6,101,875	$25,162
Weighted average shares of common stock outstanding(1)	5,522,797	500,338

Per share data:(1)
Net investment (loss) income(2)	$(0.01)	$0.01
Net increase in net assets per share resulting from operations	$1.10	$0.05
Distributions declared	$0.72	$-

Balance sheet data:
Net assets at the beginning of period	$4,487,115	$-
Net assets at end of period	$144,570,485	$4,487,115
Net asset value per share of common stock at beginning of period	$8.97	$-
Net asset value per share of common stock at end of period	$9.32	$8.97

Other data:
Distributions declared	$3,974,317	$-
Total return(3)	11.96%	(0.35%)
Number of investments at period end	42	2
Total portfolio investment purchases during the period(4)	$94,331,717	$1,972,500
Total portfolio investment sales and prepayments during the period(4)	$4,334,844	$2,500

(1)

The per share data was derived by using the weighted average shares of common stock outstanding for the year ended December 31, 2013 and from the commencement of operations on December 17, 2012 through December 31, 2012, respectively.

(2)

Net investment (loss) income per share includes the expense reimbursement from IIG of $0.72 and $0.23 per share for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, respectively.

(3)

Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with our distribution reinvestment plan and amended and restated distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan and amended and restated distribution reinvestment plan are issued at 95% (from January 1, 2013 through September 30, 2013) and 90% (from October 1, 2013 through December 31, 2013) of the then public offering price on the date of purchase, respectively. The total investment return-net asset value for the period from January 31, 2012 (Inception) through December 31, 2012 was calculated by taking the difference between (i) the net asset value per share as of December 31, 2012 and (ii) the net asset value per share on the day we commenced operations (December 17, 2012), and dividing such difference by the net asset value per share on the day we commenced operations. The total investment return-net asset value does not consider the effect of the sales load from the sale of our common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full period are not annualized.

(4)	Excludes our short term investments.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on August 9, 2011 and commenced operations on December 17, 2012 upon raising proceeds of $2,500,000 from persons not affiliated with us, CIM or Apollo. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We elected to be treated for federal income tax purposes as a RIC, as defined under Subchapter M of the Code.

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

We seek to meet our investment objective by utilizing the experienced management teams of both CIM and AIM, which includes their access to the relationships and human capital of Apollo, IIG and ICON Capital, in sourcing, evaluating and structuring transactions. We focus primarily on the senior secured debt of private and thinly traded U.S. middle-market companies, which we define as companies that generally possess annual EBITDA of $50 million or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

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

Portfolio Investment Activity for the Year Ended December 31, 2013 and for the Period from January 31, 2012 (Inception) through December 31, 2012

During the year ended December 31, 2013, we invested $94,331,717 in forty two portfolio companies and received sale proceeds and principal repayments of $2,176,929 and $2,157,915, respectively, of which we realized gains of $33,637. As of December 31, 2013, our investment portfolio, excluding our short term investments and total return swap, or TRS, consisted of interests in thirty nine portfolio companies (67% in first lien senior secured term loans, 24% in second lien senior secured term loans, 4% in collateralized loan obligations and 5% in subordinated debt) with a total fair value of $93,135,244 with an average and median portfolio company annual EBITDA of $50.8 million and $47.7 million, respectively, at initial investment. As of December 31, 2013, investments in our portfolio were purchased at a weighted average price of 98.57% of par value. Our estimated gross annual portfolio yield was 7.86% based upon the purchase price of our investments.

During the period from December 17, 2012, or the Commencement of Operations, to December 31, 2012, we invested $1,972,500 in two portfolio companies and received principal repayments of $2,500, of which we realized immaterial gains. As of December 31, 2012, our investment portfolio, excluding our short term investments and TRS, consisted of interests in two portfolio companies (100% in first lien senior secured term loans) with a total fair value of $1,980,044 with an average and median portfolio company annual EBITDA of $26.6 million and $26.5 million, respectively, at initial investment. As of December 31, 2012, the investments in our portfolio were purchased at a weighted average price of 98.63% of par value. Our estimated gross annual portfolio yield was 6.55% based upon the purchase price of our investments.

The portfolio yield does not represent an actual investment return to shareholders.

As of December 31, 2013 and 2012, our short term investments included an investment in a U.S. Treasury Obligations Fund of $11,383,669 and $1,817,762, respectively, which is included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

Through our TRS (described in further detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” below), we obtain the economic benefit of owning investments in senior secured floating-rate loans. As of December 31, 2013, we, through our TRS, obtained the economic benefit of owning investments in sixty two portfolio companies with a total notional value of $148,199,937. As of December 31, 2012, we, through our TRS, obtained the economic benefit of owning investments in five portfolio companies with a total notional value of $2,883,100.

The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured term loans - first lien	$61,095,685	$61,787,430	59.1%	$1,970,111	$1,980,044	52.1%
Senior secured term loans - second lien	22,189,331	22,552,214	21.6%	-	-	-
Collateralized loan obligations	3,746,000	3,795,600	3.6%	-	-	-
Subordinated debt	5,000,000	5,000,000	4.8%	-	-	-
Short term investments(2)	11,383,669	11,383,669	10.9%	1,817,762	1,817,762	47.9%
Total investments	$103,414,685	$104,518,913	100.0%	$3,787,873	$3,797,806	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2) Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.

The following table summarizes the composition of our underlying TRS loans at notional amount and fair value as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Notional Amount	Fair Value	Percentage of Underlying TRS Loans	Notional Amount	Fair Value	Percentage of Underlying TRS Loans
Senior secured term loans - first lien	$128,420,410	$129,609,512	86.6%	$2,883,100	$2,895,495	100.0%
Senior secured term loans - second lien	19,779,527	20,139,042	13.4%	-	-	-
Total investments	$148,199,937	$149,748,554	100.0%	$2,883,100	$2,895,495	100.0%

The following table summarizes the composition of our investment portfolio by the type of interest rate as of December 31, 2013 and 2012, excluding short term investments of $11,383,669 and $1,817,762, respectively:

	December 31, 2013			December 31, 2012
Interest Rate Allocation	Amortized Cost	Fair Value	Percentage of Investment Portfolio	Amortized Cost	Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$92,031,016	$93,135,244	100.0%	$1,970,111	$1,980,044	100.0%
Fixed interest rate investments	-	-	-	-	-	-
Total investments	$92,031,016	$93,135,244	100.0%	$1,970,111	$1,980,044	100.0%

The following table summarizes the composition of our underlying TRS loans by the type of interest rate as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
Interest Rate Allocation	Notional Amount	Fair Value	Percentage of Underlying TRS Loans	Notional Amount	Fair Value	Percentage of Underlying TRS Loans
Floating interest rate investments	$148,199,937	$149,748,554	100.0%	$2,883,100	$2,895,495	100.0%
Fixed interest rate investments	-	-	-	-	-	-
Total investments	$148,199,937	$149,748,554	100.0%	$2,883,100	$2,895,495	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total investment portfolio assets in such industries as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$15,754,714	15.1%	$-	-
Banking, Finance, Insurance & Real Estate	11,223,010	10.7%	980,044	25.8%
Consumer Goods: Non-Durable	9,527,245	9.1%	-	-
Healthcare & Pharmaceuticals	8,968,804	8.6%	-	-
Automotive	7,473,560	7.2%	-	-
Chemicals, Plastics & Rubber	6,797,514	6.5%	1,000,000	26.3%
Services: Consumer	5,628,126	5.3%	-	-
Telecommunications	3,973,040	3.8%	-	-
Energy: Oil & Gas	3,629,300	3.5%	-	-
Media: Broadcasting & Subscription	3,544,422	3.4%	-	-
Construction & Building	3,415,256	3.3%	-	-
Capital Equipment	3,014,850	2.9%	-	-
High Tech Industries	2,876,400	2.8%	-	-
Media: Diversified & Production	1,920,350	1.8%	-	-
Environmental Industries	1,909,952	1.8%	-	-
Containers, Packaging & Glass	1,500,000	1.4%	-	-
Aerospace & Defense	1,463,701	1.4%	-	-
Hotel, Gaming & Leisure	515,000	0.5%	-	-
U.S. Treasury Securities	11,383,669	10.9%	1,817,762	47.9%
Total	$104,518,913	100.0%	$3,797,806	100.0%

The following table shows the composition of our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total investment portfolio assets in such industries as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Industry Classification	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans
Healthcare & Pharmaceuticals	$28,520,188	19.0%	$-	-
Services: Business	21,710,669	14.5%	1,000,625	34.6%
Banking, Finance, Insurance & Real Estate	15,399,479	10.3%	905,340	31.3%
Chemicals, Plastics & Rubber	12,767,942	8.5%	-	-
Media: Broadcasting & Subscription	9,713,966	6.6%	-	-
Beverage, Food & Tobacco	8,597,752	5.7%	-	-
Consumer Goods: Non-Durable	8,353,950	5.6%	-	-
Aerospace & Defense	6,796,190	4.5%	502,655	17.3%
Retail	6,661,756	4.4%	-	-
Energy: Oil & Gas	6,286,404	4.2%	-	-
Telecommunications	5,502,732	3.7%	-	-
Containers, Packaging & Glass	4,488,750	3.0%	-	-
High Tech Industries	4,353,293	2.9%	-	-
Hotel, Gaming & Leisure	4,336,815	2.9%	486,875	16.8%
Environmental Industries	3,554,920	2.4%	-	-
Services: Consumer	1,965,000	1.3%	-	-
Forest Products & Paper	738,748	0.5%	-	-
Total	$149,748,554	100.0%	$2,895,495	100.0%

We do not “control” and are not an “affiliate” of any of our portfolio companies or any of the companies of the loans underlying the TRS, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company or issuer if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company or issuer if we owned 5% or more of its voting securities.

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, unfunded delayed drawdown loan commitments, or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2013 and 2012, our unfunded loan commitments amounted to $2,450,758 and $0, respectively.

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2013 and 2012, excluding short term investments of $11,383,669 and $1,817,762, respectively:

	December 31, 2013		December 31, 2012
Investment Rating	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
1	$-	-	$-	-
2	93,135,244	100%	1,980,044	100%
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-
	$93,135,244	100%	$1,980,044	100%

The following table summarizes the composition of our underlying TRS loans based on the 1 to 5 investment rating scale at fair value as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Investment Rating	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans
1	$-	-	$-	-
2	149,748,554	100%	2,895,495	100%
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-
	$149,748,554	100%	$2,895,495	100%

The amount of the portfolio and underlying TRS loans in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio

As of March 13, 2014, our investment portfolio, excluding our short term investments and TRS, consisted of interests in forty portfolio companies (62% in first lien senior secured term loans, 31% in second lien senior secured term loans, 4% in collateralized loan obligations and 3% in subordinated debt) with a total fair value of $146,750,528 with an average and median portfolio company annual EBITDA of $46.3 million and $47.7 million, respectively, at initial investment. As of March 13, 2014, investments in our portfolio were purchased at a weighted average price of 98.67% of par value. Our estimated gross annual portfolio yield was 7.95% based upon the purchase price of our investments. The portfolio yield does not represent an actual investment return to shareholders.

As of March 13, 2014, our short term investments included an investment in a U.S. Treasury Obligations Fund of $12,647,077.

Further, as of March 13, 2014, through a TRS (described further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources” below), we obtained the economic benefit of owning investments in first lien senior secured and second lien senior secured floating-rate loans of seventy four portfolio companies.

Results of Operations

                Our results of operations for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012 were as follows:

		For the Period from
		January 31, 2012
	Year Ended	(Inception) through
	December 31, 2013	December 31, 2012
Investment income	$1,862,602	$2,692
Net operating expenses	1,913,917	-
Net investment (loss) income	(51,315)	2,692
Net realized gain on investments	33,637	44
Net change in unrealized appreciation on investments	1,094,295	9,933
Net realized gain on total return swap	3,489,036	98
Net change in unrealized appreciation on total return swap	1,536,222	12,395
Net increase in net assets resulting from operations	$6,101,875	$25,162

Investment Income

For the year ended December 31, 2013, we generated investment income of $1,862,602, consisting primarily of interest income on investments in senior secured loans, of forty three portfolio companies held during the period. Our investment portfolio, excluding short term investments and the TRS, increased approximately $91,155,000 during the period as we continued to deploy the net proceeds from our continuous offering during the year ended December 31, 2013. From the Commencement of Operations through December 31, 2012, we engaged in limited operations and generated limited investment income of $2,692, which was attributable to $1,972,500 of investments in two portfolio companies. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our continuous offering. As a result, we believe that reported investment income for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012 was as follows:

		For the Period from
		January 1, 2012
	Year Ended	(Inception) through
	December 31, 2013	December 31, 2012
Management fees	$922,467	$1,567
Administrative services expense	1,158,915	38,966
Capital gains incentive fee	753,247	4,494
General and administrative	3,038,191	71,679
Total expenses	5,872,820	116,706
Less: expense reimbursement from IIG	(3,958,903)	(116,706)
Net operating expenses	$1,913,917	$-

The composition of our general and administrative expenses for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012 was as follows:

		For the Period from
		January 31, 2012
	Year ended	(Inception) through
	December 31, 2013	December 31, 2012
Professional fees expense	$858,842	$33,298
Due diligence fees	607,599	1,812
Marketing expense	592,311	-
Insurance expense	211,824	8,625
Transfer agent expense	172,693	2,900
Printing and mailing expense	158,166	4,329
Dues and subscriptions	137,916	1,126
Filing fees	104,773	-
Director fees and expenses	56,741	1,050
Other expenses	137,326	18,539
Total general and administrative expense	$3,038,191	$71,679

Expense Reimbursement

Our affiliate, IIG, has agreed to reimburse us commencing with the quarter ended December 31, 2012 for certain expenses pursuant to the expense support and conditional reimbursement agreement. Refer to the discussion under “Related Party Transactions” below for further details about the expense support and conditional reimbursement agreement. Also, see Note 3 to our consolidated financial statements for additional disclosure regarding the expense reimbursements from IIG.

For the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, we recorded $3,958,903 and $116,706 of expense reimbursement from IIG in connection with the expense support and conditional reimbursement agreement, respectively. As of December 31, 2013 and 2012, all expense reimbursements made by IIG are eligible to be reimbursed by us through December 31, 2016 and 2015, respectively.

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse any further costs by IIG.

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by us for the following three month periods.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)		Eligible for Reimbursement through
December 31, 2012	$116,706	$-	$116,706	0.93%	0.00%	(2)	December 31, 2015
March 31, 2013	819,373	-	819,373	2.75%	7.00%		March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%		June 30, 2016
September 30, 2013	1,296,834	-	1,296,834	0.49%	7.00%		September 30, 2016
December 31, 2013	695,160	-	695,160	0.31%	7.00%		December 31, 2016
Total	$4,075,609	$-	$4,075,609

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

Net Investment (Loss) Income

Our net investment (loss) income totaled ($51,315) and $2,692 for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, respectively. The net investment loss during 2013, compared to the net investment income during 2012, was primarily due to higher operating expenses incurred in 2013 due to our accelerated growth, partially offset by an increase in investment income and expense support from IIG.

Net Realized Gain on Investments

For the year ended December 31, 2013, we received sale proceeds and principal repayments of $2,176,929 and $2,157,915, respectively, for gains of $10,606 and $23,031, respectively, from which we recorded net realized gains from investments of $33,637. Realized gain on investments for the period from January 31, 2012 (Inception) through December 31, 2012 was immaterial.

Net Change in Unrealized Appreciation on Investments

For the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, the net change in unrealized appreciation on our investments totaled $1,094,295 and $9,933, respectively. This change was primarily due to the growth and increase in the fair value of the investments in our investment portfolio.

Net Realized Gain on TRS

For the year ended December 31, 2013, we recorded net realized gains on the TRS of $3,489,036. The realized gain was primarily due to interest income and fees, net of expenses, of $2,360,850. Realized gain on the TRS for the period from January 31, 2012 (Inception) through December 31, 2012 was immaterial.

Net Change in Unrealized Appreciation on TRS

                For the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, the net change in unrealized appreciation on the TRS totaled $1,536,222 and $12,395, respectively. This change was primarily due to the growth and increase in the fair value of the underlying loans subject to the TRS.

Net Increase in Net Assets Resulting from Operations

                For the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, we recorded a net increase in net assets resulting from operations of $6,101,875 and $25,162, respectively.

 Net Asset Value per Share, Annual Investment Return and Total Return since Inception

Our net asset value per share was $9.32 and $8.97 on December 31, 2013 and 2012, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.72 per share during the year ended December 31, 2013, and (iii) the assumed reinvestment of those distributions (at 95% from January 1, 2013 through September 30, 2013 and 90% from October 1, 2013 through December 31, 2013) of the prevailing offering price per share, then the total investment return was 11.96% for shareholders who held our shares over the entire twelve-month period ended December 31, 2013.

Initial shareholders who subscribed to the Offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 11.10% and the value of their investment grow by 11.58% (see chart below). Initial shareholders who subscribed to the Offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have seen an annualized return of 0.41% and the value of their investment grow by 0.43%. Over the same time period the S&P/LSTA Leverage Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market which currently consists of approximately 1,000 credit facilities throughout numerous industries, had an annualized return of approximately 5.87% and a total return of approximately 6.12%.

The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our second amended and restated distribution reinvestment plan (iii) the sale of the entire investment position at the net asset value per share on the last day of the period; and (iv) the cash payment for distributions payable to shareholders, if any, on the last day of the period.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous offering of shares of our common stock. We accept subscriptions on a continuous basis and, as of February 1, 2014, issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, are at or above our net asset value per share.

We will sell our shares on a continuous basis at our latest public offering price of $10.45 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who tender subscriptions for shares of our common stock in the offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each weekly closing on the sale of shares of our common stock, our board of directors has delegated to management the authority to conduct such closings so long as there is no change to our public offering price. In the event of a change to our public offering price in connection with any weekly closing, our board of directors will approve the change prior to management conducting such closing. In connection with each weekly closing, we will, in each case if necessary, update the information contained in our prospectus by filing a prospectus supplement with the SEC, and we will also post any updated information to our website.

As of December 31, 2013, we sold 15,510,178 shares for gross proceeds of $157,132,225 at an average price per share of $10.13. The gross proceeds received include reinvested shareholder distributions of $1,543,014, for which we issued 162,880 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through December 31, 2013, sales commissions and dealer manager fees related to the sale of our common stock were $9,285,505 and $4,428,955, respectively.

As of March 19, 2014, we sold 23,414,958 shares of common stock for gross proceeds of $238,474,948 at an average price per share of $10.18. The gross proceeds received include reinvested shareholder distributions of $3,179,729, for which we issued 337,506 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through March 19, 2014, sales commissions and dealer manager fees related to the sale of our common stock were $14,176,684 and $6,796,953, respectively.

The net proceeds from our continuous offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of December 31, 2013 and 2012, we had $11,383,669 and $1,817,762 in short term investments, respectively, invested in a fund that primarily invested in U.S. government securities.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, we also utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.

Valuation of Portfolio Investments

The value of our assets is determined quarterly and at such other times that an event occurs that materially affects the valuation. The valuation is made pursuant to Section 2(a)(41) of the 1940 Act, which requires that we value our assets as follows: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, at fair value, as determined in good faith by our board of directors. As a BDC, Section 2(a)(41) of the 1940 Act requires the board of directors to determine in good faith the fair value of portfolio securities for which a market price is not readily available, and it does so in conjunction with the application of our valuation procedures by CIM.

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

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each asset while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations in our consolidated financial statements.

In making fair value determinations, the following guidelines are generally used.

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

Notwithstanding the foregoing, if in the reasonable judgment of CIM, the price for any securities held by us and determined in the manner described above does not accurately reflect the fair value of such security, CIM values such security at a price that reflects such security’s fair value and report such change in the valuation to the board of directors or its designee as soon as practicable.

Investments where a market price is not readily available

Any securities or other assets that are not publicly traded or for which a market price is not otherwise readily available are valued at a price that reflects its fair value. With respect to such investments, the investments are reviewed and valued using one or more of the following types of analyses:

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

Unrealized appreciation and depreciation on the total return swap represents the change in fair value of the underlying investments.

Credit default swaps and interest rate swaps, if any, will be valued at estimated fair value based on a pricing model that utilizes quoted inputs, including among other things, yield curves and credit ratings.

Valuation Process

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•         our quarterly valuation process begins with each portfolio company or investment being initially valued by certain of CIM’s investment professionals and certain members of its management team, with such valuation taking into account information received from various sources, including an independent valuation firm, if applicable;

•         preliminary valuation conclusions are then documented and discussed with CIM’s valuation committee.

•         CIM’s valuation committee reviews the preliminary valuation, and, if applicable, delivers such preliminary valuation to an independent valuation firm for its review;

•         CIM’s valuation committee, or its designee, and, if appropriate, the relevant investment professionals meet with the independent valuation firm to discuss the preliminary valuation;

•         designated members of CIM’s management team respond and supplement the preliminary valuation to reflect any comments provided by the independent valuation firm;

•         our audit committee meets with members of CIM’s management team and the independent valuation firm to discuss the assistance provided and the results of the independent valuation firm’s review; and

•         our board of directors discusses the valuation and determines the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of CIM, the audit committee and any third-party valuation firm, if applicable.

Our board of directors is responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our consistently applied valuation procedures and valuation process. We value all of our Level 3 assets by using inputs from an independent third-party pricing service that provides prevailing bid and ask prices that are screened for validity by the service from dealers on the date of the relevant period end. For investments for which the third-party pricing service is unable to obtain quoted prices, we may obtain bid and ask prices directly from dealers that make a market in such investments. To the extent that we hold Level 3 investments for which no meaningful secondary market exists, and, therefore, no meaningful bid and ask prices can be readily obtained, CIM’s valuation committee utilizes an independent third-party valuation service to value such investments as described in the next paragraph. We periodically benchmark the bid and ask prices received from the third-party pricing service and valuations received from the third-party valuation service, as applicable, against the actual prices at which we purchase and sell our investments. We believe that these prices are reliable indicators of fair value.

In addition to the foregoing, certain investments for which a market price is not readily available are evaluated on a quarterly basis by an independent valuation firm and certain other investments are on a rotational basis reviewed once over a twelve-month period by an independent valuation firm. Finally, certain investments are not evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds.

Given the expected types of investments, excluding short term investments that are classified as Level 1, management expects our portfolio holdings to be classified in Level 2 or Level 3. Due to the uncertainty inherent in the valuation process, particularly for Level 2 and Level 3 investments, such fair value estimates may differ significantly from the values that would have been used had an active market for the investments existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses that we ultimately realize on these investments to materially differ from the valuations currently assigned. Inputs used in the valuation process are subject to variability in the future and can result in materially different fair values.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. We periodically evaluate the creditworthiness of this institution and has not experienced any losses on such deposits.

Short Term Investments

Short term investments include an investment in a U.S. Treasury Obligations Fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. We had $11,383,669 and $1,817,762 of such investments at December 31, 2013 and 2012, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

Organization Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization. All organization costs have been funded by IIG and its affiliates, and there is no liability for these organization costs to us until IIG and its affiliates submit such costs for reimbursement. We will expense organization costs when incurred, if and when IIG and its affiliates submit such costs for reimbursement. At December 31, 2013, IIG and its affiliates had previously incurred approximately $192,000 of organization costs, which may be subject to reimbursement by us. No additional organization costs have been incurred subsequent to December 31, 2013 (see Note 3).

Offering Expenses

Offering expenses include, among other things, legal fees and other costs pertaining to the preparation of the our registration statement in connection with the continuous public offering of the our shares. Certain offering expenses have been funded by IIG and its affiliates, and there is no liability for these offering expenses to us until IIG and its affiliates submit such costs for reimbursement. Upon meeting the minimum offering requirement on December 17, 2012, we incurred and capitalized offering expenses of $1,000,000 that were submitted for reimbursement by IIG (see Note 3). These expenses are amortized over a twelve month period as an adjustment to capital in excess of par value. The unamortized balance of these expenses is reflected in the consolidated balance sheets as deferred offering expenses, net. We will expense any additional offering expenses incurred by IIG and its affiliates if and when IIG and its affiliates submit such costs for reimbursement. During the year ended December 31, 2013, we incurred $1,787,000 in offering expenses included in general and administrative expense in the consolidated statements of operations. At December 31, 2013, IIG and its affiliates have incurred approximately $969,000 of unreimbursed offering expenses, which may be subject to reimbursement by us. No additional material offering expenses have been incurred by IIG and its affiliates subsequent to December 31, 2013 (see Note 3).

Income Taxes

We elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the our “investment company taxable income”, which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If we continue to qualify as a RIC and continue to satisfy the annual distribution requirement, we will not have to pay corporate level federal income taxes on any income that we distribute to our shareholders. We intend to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. We will also be subject to nondeductible federal excise taxes if we do not distribute at least 98.0% of net ordinary income, 98.2% of any capital gains, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.

Book and tax differences relating to permanent differences are reclassified among our capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP (see Note 13). During the year ended December 31, 2013, we declared distributions of $3,974,317. We did not declare or pay any distributions in 2012.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold for the purposes of measuring and recognizing tax liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by the taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of and for the year ended December 31, 2013 and as of December 31, 2012 and for the period from January 31, 2012 (Inception) through December 31, 2012, we did not have any uncertain tax positions.

We are subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2012.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may materially differ from those estimates.

Revenue Recognition

Securities transactions are accounted for on the trade date. We record interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that we expect to collect such amounts. Loan origination fees, original issue discounts, and market discounts/premiums are recorded and such amounts are amortized as adjustments to interest income over the respective term of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when it receives such amounts.

We may have investments in the investment portfolio that contain a paid-in-kind, or PIK, interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if we have not collected any cash.

Loans and debt securities, including those that are individually identified as being impaired under ASC 310, Receivables, are generally placed on nonaccrual status immediately if, in our opinion, principal or interest is not likely to be paid in accordance with the terms of the debt agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan or security is placed on nonaccrual status is reversed against interest income. Interest income is recognized on nonaccrual loans or debt securities only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan or debt security. Loans or securities are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Gains or losses on the sale of investments are calculated by using the weighted-average method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the weighted-average amortized cost of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Derivative Instrument

Our only derivative instrument is the TRS. We mark our derivative to market through net change in unrealized appreciation on total return swap in the consolidated statements of operations. For additional information on the TRS, see Note 6.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory agreement we entered into with CIM, the incentive fee on capital gains earned on liquidated investments of our investment portfolio during operations is determined and payable in arrears as of the end of each calendar year. Such fee equals 20% of our incentive fee capital gains (i.e. our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a cumulative basis and to the extent that all realized capital losses and unrealized capital depreciation exceed realized capital gains as well as the aggregate realized net capital gains for which a fee has previously been paid, we would not be required to pay CIM a capital gains incentive fee. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory agreement with CIM neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of the AICPA Technical Practice Aid for investment companies, we accrue capital gains incentive fees on unrealized gains. This accrual reflects the incentive fees that would be payable to CIM if our entire investment portfolio was liquidated at our fair value as of the balance sheet date even though CIM is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

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

Related Party Transactions

We have entered into an agreement with CIM to provide us with investment advisory services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets, excluding cash and cash equivalents, and (b) an incentive fee based on our performance, as described below. ICON Capital is, and to the extent requested to provide such services and such services are so provided, CIM and AIM and their respective affiliates may be, reimbursed for administrative expenses incurred on our behalf.

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in our investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee is equal 20% of our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.  On a cumulative basis and to the extent that all realized capital losses and unrealized capital depreciation exceeds realized capital gains as well as the aggregate realized net capital gains for which a fee has previously been paid, we would not be required to pay CIM a capital gains incentive fee.

We and CIM have engaged AIM to act as our investment sub-adviser, as AIM possesses skills that we believe will aid us in achieving our investment objective. AIM only assists CIM with identifying investment opportunities and making investment recommendations for approval by CIM according to pre-established investment guidelines. On an annualized basis, AIM receives 50% of the fees payable to CIM under the investment advisory agreement with respect to each year, which fees are paid to AIM quarterly in arrears by CIM.

ICON Capital provides us with accounting, investor relations and other administrative services. We entered into an administration agreement with ICON Capital pursuant to which ICON Capital furnishes us with administrative services necessary to conduct our day-to-day operations. ICON Capital is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital. For the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, we incurred administrative services expenses to ICON Capital of $1,158,915 and $38,966, respectively, the majority of which related to the allocation of costs of administrative personnel for services rendered to us and the remainder related to other reimbursable expenses. For the year ending December 31, 2014, we estimate that administration services expenses to ICON Capital will be approximately $1,500,000 to $2,000,000, the majority of which we believe will relate to the allocation of costs of administrative personnel for services to be rendered to us. During the 2012 and 2013 periods, all administrative expenses were reimbursed by IIG in accordance with the expense support and conditional reimbursement agreement.

                Our payment of organization costs and offering expenses will not exceed 1.5% of the gross proceeds from our offering (without giving effect to any potential reimbursements from IIG and its affiliates). If we sell the maximum number of shares at $10.45 per share, then we estimate that we may incur up to approximately $15,675,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed, which could be as late as December 31, 2015. Previously, we interpreted “raised” to mean all gross proceeds that we expected to raise through the completion of the offering of our shares, rather than actual gross proceeds raised through the date of reimbursement. Consistent with such application and since we believed we would raise at least $100 million through the completion of the offering of our shares, upon commencement of operations on December 17, 2012, we issued 111,111 shares of our common stock at $9.00 per share to IIG in lieu of payment of $1,000,000 for organization and offering expenses submitted for reimbursement. The transactions satisfied an independent obligation of IIG to invest $1,000,000 in our shares.  Through that date, we had raised gross proceeds from unaffiliated outside investors of $2,639,439 and from affiliated investors of $2,000,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $69,592.

As of December 31, 2013, we raised gross proceeds of $157,132,225, of which we can pay up to $2,356,983 in organization and offering expenses (which represents 1.5% of total gross offering proceeds raised). Through December 31, 2013, we paid $1,950,305 for such costs, leaving an additional $406,678 that can be paid. As of March 19, 2014, we raised gross proceeds of $238,474,948, of which we can pay up to $3,577,124 in organization and offering expenses (which represents 1.5% of total gross offering proceeds raised). Through March 19, 2014, we paid $2,404,247 for such costs, leaving an additional $1,172,877 that can be paid.

With respect to any future reimbursements for organization and offering costs, we will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement. In addition, we will not issue any of our shares or other securities for services or for property other than cash or securities except as a dividend or distribution to our security holders or in connection with a reorganization. Consistent with this interpretation, on May 30, 2013, IIG paid us $1,000,000, plus interest accrued at a rate of 7% per year. From inception through December 31, 2013, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,161,000, of which $1,000,000 has been submitted to us for reimbursement. As of December 31, 2013, we had an outstanding payable to IIG for offering costs of $550,000. No additional material organization costs or offering expenses have been incurred by IIG or its affiliates subsequent to December 31, 2013. The decision to fund our organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, we may or may not be requested to reimburse any costs funded by IIG and its affiliates.

                On January 30, 2013, we entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse us for expenses in an amount that is sufficient to: (1) ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings, and/or (2) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to our investment income. Pursuant to the expense support and conditional reimbursement agreement, we have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders. For the year ended December 31, 2013, we recorded $3,958,903 of expense reimbursement from IIG in connection with the expense support and conditional reimbursement agreement.

On December 13, 2013, we and IIG entered into an amended and restated expense support and conditional reimbursement agreement, or expense support and conditional reimbursement agreement, to extend the termination date of such agreement from January 30, 2014 to January 30, 2015.

During the year ended December 31, 2013, net expense reimbursements of $2,760,997 due from IIG were offset on our consolidated balance sheets against amounts due to affiliates of IIG for management fees, administrative services expense, incentive fees, and certain general and administrative expenses paid by IIG on our behalf. As of December 31, 2013, the net reimbursement from IIG was $545,593. As of March 6, 2014, the net amount due to us from IIG in connection with the expense support and conditional reimbursement agreement was approximately $310,000, for which we received a cash payment on March 14, 2014.

  The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by us for the following three month periods.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)		Eligible for Reimbursement through
December 31, 2012	$116,706	$-	$116,706	0.93%	0.00%	(2)	December 31, 2015
March 31, 2013	819,373	-	819,373	2.75%	7.00%		March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%		June 30, 2016
September 30, 2013	1,296,834	-	1,296,834	0.49%	7.00%		September 30, 2016
December 31, 2013	695,160	-	695,160	0.31%	7.00%		December 31, 2016
Total	$4,075,609	$-	$4,075,609

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

On December 17, 2012, Flatiron entered into a TRS with Citibank. Flatiron and Citibank amended the TRS, effective December 9, 2013 and February 6, 2014. See “Financial Condition, Liquidity and Capital Resources – Total Return Swap” for a more detailed description of the TRS.

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

Our investment portfolio may contain debt investments that are in the form of lines of credit, unfunded delayed drawdown loan commitments, or revolving credit facilities, which requires us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2013 and 2012, unfunded loan commitments amounted to $2,450,758 and $0, respectively.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2013, 100% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates, except for our short term investments, which are invested in U.S. Treasury securities and repurchase agreements and have fixed rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio and TRS Agreement in effect as of December 31, 2013:

LIBOR Basis Point Change	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 26 basis points	$385,823	2.7%
Current LIBOR	-	0.0%
Up 100 basis points	(1,037,709)	(7.3%)
Up 200 basis points	(117,028)	(0.8%)
Up 300 basis points	826,742	5.8%

(1) Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities) plus 1.35% per year on the full notional amount of the loans subject to the TRS. As of December 31, 2013, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CĪON Investment Corporation

We have audited the accompanying consolidated balance sheets of CĪON Investment Corporation (the “Company”), including the consolidated schedule of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013 and 2012, by correspondence with the custodian, counterparties and agents. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CĪON Investment Corporation at December 31, 2013 and 2012, the results of their operations, changes in their net assets, and their cash flows for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

                                                                                                      /s/ Ernst & Young LLP

New York, New York

March 19, 2014

CĪON Investment Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

Assets

Investments, at fair value (amortized cost of $103,414,685
and $3,787,873, respectively)	$104,518,913	$3,797,806
Cash	449,912	-
Due from counterparty(1)	40,703,777	729,325
Reimbursement from IIG, net(2)	545,593	25,807
Deferred offering expenses, net	-	958,904
Prepaid expenses	98,990	105,802
Interest receivable on investments	415,416	187
Receivable due on investments sold	535,513	-
Unrealized appreciation on total return swap(1)	1,548,617	12,395
Receivable due on total return swap(1)	1,801,665	98
Total assets	$150,618,396	$5,630,324

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$3,462,700	$990,000
Shareholders' distributions payable(3)	895,704	-
Accounts payable and accrued expenses	608,938	57,427
Due to IIG - offering expenses(2)	550,000	-
Accrued capital gains incentive fee on unrealized appreciation(4)	530,569	-
Commissions payable	-	23,100
Financing arrangement	-	72,682
Total liabilities	6,047,911	1,143,209

Commitments and contingencies (Note 3 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
15,510,178 and 500,338 shares issued and outstanding, respectively(2)	15,510	500
Capital in excess of par value	142,402,255	4,461,453
Accumulated undistributed (distributions in excess of) net investment income	(500,125)	2,692
Accumulated undistributed net realized gain on investments	-	44
Accumulated net unrealized appreciation on investments	1,104,228	9,933
Accumulated undistributed net realized gain on total return swap(1)	-	98
Accumulated net unrealized appreciation on total return swap(1)	1,548,617	12,395
Total shareholders' equity	144,570,485	4,487,115

Total liabilities and shareholders' equity	$150,618,396	$5,630,324

Net asset value per share of common stock at end of period	$9.32	$8.97

Shares of common stock outstanding	15,510,178	500,338

(1) See Note 6 for a discussion of the Company’s total return swap agreement.
(2) See Note 3 for a discussion of expense reimbursements from ICON Investment Group, LLC, or IIG.
(3) See Note 4 for a discussion of the source of distributions paid by the Company.
(4) See Note 2 and Note 3 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Operations

		For the Period from
		January 31, 2012
	Year Ended	(Inception) through
	December 31, 2013	December 31, 2012
Investment income
Interest income	$1,862,602	$2,692

Operating expenses
Management fees	922,467	1,567
Administrative services expense	1,158,915	38,966
Capital gains incentive fee(1)	753,247	4,494
General and administrative(2)	3,038,191	71,679
Total expenses	5,872,820	116,706
Less: expense reimbursement from IIG(3)	(3,958,903)	(116,706)
Net operating expenses	1,913,917	-
Net investment (loss) income	(51,315)	2,692

Realized and unrealized gains
Net realized gain on investments	33,637	44
Net change in unrealized appreciation on investments	1,094,295	9,933
Net realized gain on total return swap(4)	3,489,036	98
Net change in unrealized appreciation on total return swap(4)	1,536,222	12,395
Total net realized and unrealized gains	6,153,190	22,470

Net increase in net assets resulting from operations	$6,101,875	$25,162

Per share information—basic and diluted

Net increase in net assets per share resulting from operations	$1.10	$0.05

Weighted average shares of common stock outstanding	5,522,797	500,338

(1) See Note 2 and Note 3 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(2) See Note 8 for details of the Company's general and administrative expense.
(3) See Note 3 for a discussion of expense reimbursements from IIG.
(4) See Note 6 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

		For the Period from
		January 31, 2012
	Year Ended	(Inception) through
	December 31, 2013	December 31, 2012
Changes in net assets from operations:
Net investment (loss) income	$(51,315)	$2,692
Net realized gain on investments	33,637	44
Net change in unrealized appreciation on investments	1,094,295	9,933
Net realized gain on total return swap(1)	3,489,036	98
Net change in unrealized appreciation on total return swap(1)	1,536,222	12,395
Net increase in net assets resulting from operations	6,101,875	25,162
Shareholder distributions:
Distributions from net realized gains(2)	(3,522,815)	-
Other sources(2)	(451,502)	-
Net decrease in net assets from shareholder distributions	(3,974,317)	-
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $13,578,070 and $136,390, respectively	137,371,702	4,503,049
Reinvestment of shareholder distributions	1,543,014	-
Amortization of deferred offering expenses	(958,904)	(41,096)
Net increase in net assets resulting from capital share transactions	137,955,812	4,461,953

Total increase in net assets	140,083,370	4,487,115
Net assets at beginning of period	4,487,115	-
Net assets at end of period	$144,570,485	$4,487,115

Net asset value per share of common stock at end of period	$9.32	$8.97
Shares of common stock outstanding at end of period	15,510,178	500,338

Undistributed (distributions in excess of) net investment income at end of period	$(500,125)	$2,692

(1) See Note 6 for a discussion of the Company’s total return swap agreement.
(2) See Note 4 for a discussion of the source of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Cash Flows

		For the Period from
		January 31, 2012
	Year Ended	(Inception) through
	December 31, 2013	December 31, 2012
Operating activities:
Net increase in net assets resulting from operations	$6,101,875	$25,162
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(30,395)	(67)
Proceeds from principal repayment of investments	2,157,915	2,500
Purchase of investments	(94,331,717)	(1,972,500)
Increase in short term investments	(9,565,907)	(1,817,762)
Proceeds from sale of investments	2,176,929	-
Net realized gain on investments	(33,637)	(44)
Net unrealized appreciation on investments	(1,094,295)	(9,933)
Net unrealized appreciation on total return swap(1)	(1,536,222)	(12,395)
Increase in due from counterparty	(39,974,452)	(729,325)
Increase in reimbursement from IIG, net(2)	(519,786)	(25,807)
Decrease (increase) in prepaid expenses	6,812	(105,802)
Increase in interest receivable on investments	(415,229)	(187)
Increase in receivable due on investments sold	(535,513)	-
Increase in receivable due on total return swap(1)	(1,801,567)	(98)
Increase in payable for investments purchased	2,472,700	990,000
Increase in accrued capital gains incentive fee on unrealized appreciation	530,569	-
Increase in accounts payable and accrued expenses	551,511	130,109
Increase in due to IIG - offering expenses	550,000	-
Net cash used in operating activities	(135,290,409)	(3,526,149)

Financing activities:
Gross proceeds from issuance of common stock	150,949,772	3,639,439
Commissions and dealer manager fees paid	(13,601,170)	(113,290)
Reinvestment of shareholder distributions	1,543,014	-
Shareholder distributions paid(3)	(3,078,613)	-
Repayment of financing arrangement	(72,682)	-
Net cash provided by financing activities	135,740,321	3,526,149

Net increase in cash	449,912	-
Cash, beginning of period	-	-
Cash, end of period	$449,912	$-

Supplemental non-cash financing activities:
Deferred offering expenses charged to shareholders' equity	$958,904	$41,096
Shareholders' distributions payable	$895,704	$-
Capitalization of deferred offering expenses	$-	$1,000,000
Issuance of common stock to IIG	$-	$1,000,000
Commissions paid by IIG	$-	$23,100

(1) See Note 6 for a discussion of the Company’s total return swap agreement.
(2) See Note 3 for a discussion of expense reimbursements from IIG.
(3) See Note 4 for a discussion of the source of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2013

Portfolio Company(a)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(b)
Senior Secured First Lien Term Loans - 42.7%
ABRA, Inc., L+600, 1.25% LIBOR Floor, 5/10/2018(c)	Automotive	$5,980,924	$5,921,292	$5,921,115
Captive Resources Midco, LLC, L+550, 1.25% LIBOR Floor, 10/31/2018	Banking, Finance, Insurance & Real Estate	987,500	972,809	987,500
CHI Overhead Doors, L+425, 1.25% LIBOR Floor, 3/18/2019	Construction & Building	936,944	932,772	938,701
Collision Holding Company, LLC, L+775, 1.25% LIBOR Floor, 5/10/2018	Automotive	1,568,127	1,552,492	1,552,445
Custom Ecology, Inc., L+550, 1.25% LIBOR Floor, 6/26/2019	Environmental Industries	1,900,450	1,882,554	1,909,952
Distribution International, Inc., L+650, 1.00% LIBOR Floor, 7/16/2019	Construction & Building	2,487,500	2,468,327	2,476,555
F+W Media, Inc., L+650, 1.25% LIBOR Floor, 6/30/2019	Media: Diversified & Production	1,990,000	1,839,629	1,920,350
Fender Musical Instruments Corp., L+450, 1.25% LIBOR Floor, 4/3/2019	Consumer Goods: Non-Durable	447,500	443,456	455,193
H.D. Vest, Inc., L+450, 1.25% LIBOR Floor, 12/18/2018(d)	Banking, Finance, Insurance & Real Estate	597,438	593,254	594,450
ILC Industries, LLC, L+650, 1.50% LIBOR Floor, 7/11/2018	Consumer Goods: Non-Durable	4,456,187	4,471,616	4,467,327
Landslide Holdings, Inc., L+425, 1.00% LIBOR Floor, 8/9/2019	Services: Business	2,449,690	2,426,101	2,469,594
Merrill Corp., L+625, 1.00% LIBOR Floor, 3/8/2018	Services: Business	649,021	643,301	661,729
National Surgical Hospitals, Inc., L+450, 1.25% LIBOR Floor, 8/1/2019	Healthcare & Pharmaceuticals	3,491,250	3,456,338	3,526,163
Packaging Coordinators, Inc., L+425, 1.25% LIBOR Floor, 5/10/2020	Containers, Packaging & Glass	1,500,000	1,492,500	1,500,000
Plano Molding Co., Inc., L+425, 1.00% LIBOR Floor, 10/11/2018	Consumer Goods: Non-Durable	2,500,000	2,484,517	2,500,000
Prowler Acquisition Corp., L+475, 1.25% LIBOR Floor, 3/19/2019	Energy: Oil & Gas	1,925,000	1,905,750	1,915,375
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(d)	Chemicals, Plastics & Rubber	1,775,550	1,740,993	1,760,014
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	Healthcare & Pharmaceuticals	4,987,500	4,892,609	4,931,391
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	Energy: Oil & Gas	1,194,000	1,182,670	1,208,925
Survey Sampling International, LLC, L+450, 1.00% LIBOR Floor, 12/12/2019	Services: Business	9,250,000	9,158,059	9,157,500
The TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	Consumer Goods: Non-Durable	2,110,000	2,068,064	2,104,725
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/5/2018	Services: Consumer	4,900,000	4,607,683	4,814,250
Wastequip, LLC, L+450, 1.00% LIBOR Floor, 8/9/2019	Capital Equipment	2,985,000	2,970,869	3,014,850
Westway Group, L+400, 1.00% LIBOR Floor, 2/27/2020	Services: Business	992,500	988,030	999,326
Total Senior Secured First Lien Term Loans			61,095,685	61,787,430
Senior Secured Second Lien Term Loans - 15.6%
The Active Network, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	High Tech Industries	2,820,000	2,805,900	2,876,400
Camp International Holding Company, L+725, 1.00% LIBOR Floor, 11/30/2019	Services: Business	2,029,000	2,029,000	2,073,384
Centaur Gaming, L+750, 1.25% LIBOR Floor, 2/20/2020	Hotel, Gaming & Leisure	500,000	495,297	515,000
Digital Insight Corporation, L+775, 1.00% LIBOR Floor, 10/16/2020	Services: Business	385,000	381,237	393,181
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(d)	Chemicals, Plastics & Rubber	5,000,000	5,003,467	5,037,500
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	Services: Consumer	800,000	796,341	813,876
H.D. Vest, Inc., L+800, 1.25% LIBOR Floor, 6/18/2019(d)	Banking, Finance, Insurance & Real Estate	854,000	844,079	845,460
Healogics, Inc., L+800, 1.25% LIBOR Floor, 2/5/2020	Healthcare & Pharmaceuticals	500,000	495,426	511,250
Learfield Communications, Inc., L+775, 1.00% LIBOR Floor, 10/9/2021	Media: Broadcasting & Subscription	1,417,333	1,403,174	1,452,766
LTS Buyer, LLC, L+675, 1.25% LIBOR Floor, 4/12/2021	Telecommunications	500,000	495,233	505,835
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021(e)	Telecommunications	3,500,000	3,461,450	3,467,205
SESAC Holdco II, LLC, L+875, 1.25% LIBOR Floor, 8/8/2019	Media: Broadcasting & Subscription	1,500,000	1,522,110	1,537,500
Sprint Industrial Holdings, LLC, L+1000, 1.25% LIBOR Floor, 11/14/2019	Energy: Oil & Gas	500,000	490,421	505,000
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	Media: Broadcasting & Subscription	543,290	538,266	554,156
WP CPP Holdings, LLC, L+775, 1.00% LIBOR Floor, 4/30/2021	Aerospace & Defense	1,435,000	1,427,930	1,463,701
Total Senior Secured Second Lien Term Loans			22,189,331	22,552,214
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2013

Portfolio Company(a)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(b)
Collateralized Loan Obligations - 2.6%
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(d)	Banking, Finance, Insurance & Real Estate	2,000,000	1,850,000	1,850,000
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, Residual, 10/20/2025(d)	Banking, Finance, Insurance & Real Estate	2,000,000	1,896,000	1,945,600
Total Collateralized Loan Obligations			3,746,000	3,795,600
Subordinated Debt - 3.5%
JPMorgan Chase Bank, N.A. Credit Link Note, L+1225, 12/20/2021(d)	Banking, Finance, Insurance & Real Estate	5,000,000	5,000,000	5,000,000
Total Subordinated Debt			5,000,000	5,000,000
Short Term Investments - 7.9%(f)
First American Treasury Obligations Fund, Class Z Shares(g)		11,383,669	11,383,669	11,383,669
Total Short Term Investments			11,383,669	11,383,669
TOTAL INVESTMENTS - 72.3%			$103,414,685	$104,518,913
OTHER ASSETS IN EXCESS OF LIABILITIES - 27.7%				$40,051,572
NET ASSETS - 100%				$144,570,485

TOTAL RETURN SWAP - 1.1%		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (see Note 6)		$148,199,937		$1,548,617

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying. The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.

(b)		Fair value determined by the Company’s board of directors (see Note 7).
(c)		The Company is committed to fund an additional $2,450,758 as of December 31, 2013 (see Note 5 and Note 11). The Company is committed to fund an additional $1,330,667 as of March 7, 2014.
(d)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2013, 88.2% of the Company’s total assets represented qualifying assets. In addition, as described in Note 6, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 76.1% of the Company’s total assets represented qualifying assets as of December 31, 2013.

(e)		Position or portion thereof unsettled as of December 31, 2013.
(f)		Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.
(g)		Effective yield as of December 31, 2013 is <0.01%.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2012

Portfolio Company(a)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(b)
Senior Secured First Lien Term Loans - 44.1%
Captive Resources Midco, LLC, L+550, 1.25% LIBOR Floor, 10/31/2018	Banking, Finance, Insurance & Real Estate	$997,500	$980,111	$980,044
Plano Molding Co., Inc., L+450, 1.25% LIBOR Floor, 12/21/2017(c)	Chemicals, Plastics & Rubber	1,000,000	990,000	1,000,000
Total Senior Secured First Lien Term Loans			1,970,111	1,980,044
Short Term Investments - 40.5%(d)
First American Treasury Obligations Fund, Class Z Shares(e)		1,817,762	1,817,762	1,817,762
Total Short Term Investments			1,817,762	1,817,762
TOTAL INVESTMENTS - 84.6%			$3,787,873	$3,797,806
OTHER ASSETS IN EXCESS OF LIABILITIES - 15.4%				$689,309
NET ASSETS - 100%				$4,487,115

TOTAL RETURN SWAP - 0.3%		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (see Note 6)		$2,883,100		$12,395

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act. The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.

(b)		Fair value determined by the Company’s board of directors (see Note 7).
(c)		Position or portion thereof unsettled as of December 31, 2012.
(d)		Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.
(e)		Effective yield as of December 31, 2012 is <0.01%.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. The Company anticipates that its portfolio will be comprised primarily of investments in senior secured loans and, to a lesser extent, second lien loans, collateralized loan obligations and long-term subordinated loans, referred to as mezzanine loans, of private and thinly traded U.S. middle-market companies.

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

As of December 31, 2013, the Company sold 15,510,178 shares for gross proceeds of $157,132,225 at an average price per share of $10.13. The gross proceeds received include reinvested shareholder distributions of $1,543,014, for which the Company issued 162,880 shares of common stock. Since commencing its continuous public offering on July 2, 2012 and through March 19, 2014, the Company sold 23,414,958 shares of common stock for gross proceeds of $238,474,948 at an average price per share of $10.18. The gross proceeds received include reinvested shareholder distributions of $3,179,729, for which the Company issued 337,506 shares of common stock.

During the year ended December 31, 2013, the Company sold 15,009,840 shares for gross proceeds of $152,492,786 at an average price per share of $10.16. The gross proceeds received include reinvested shareholder distributions of $1,543,014, for which the Company issued 162,880 shares of common stock. During the period from January 1, 2014 to March 19, 2014, the Company sold 7,904,780 shares of common stock for gross proceeds of $81,342,723 at an average price per share of $10.29. The gross proceeds received include reinvested shareholder distributions of $1,636,715, for which the Company issued 174,626 shares of common stock. The gross proceeds from the reinvestment of shareholder distributions are included in the gross proceeds from the Company’s offering for purposes of determining the total amount of the organization and offering expenses that can be paid by the Company (see Note 3).

On December 28, 2012, January 31, 2013, March 14, 2013, May 15, 2013, August 15, 2013, and February 4, 2014, the Company’s board of directors increased the public offering price per share of common stock under the Company’s offering to $10.04, $10.13, $10.19, $10.24, $10.32 and $10.45 per share, respectively, to ensure that the associated offering price per share, net of sales commissions and dealer manager fees, equaled or exceeded the net asset value per share on each subsequent subscription closing date and distribution reinvestment date.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the accounts of the Company and its wholly owned financing subsidiary Flatiron Funding, LLC, or Flatiron. All intercompany balances and transactions have been eliminated in consolidation.

The Company evaluates subsequent events through the date that the consolidated financial statements are issued.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

Short Term Investments

Short term investments include an investment in a U.S. Treasury Obligations Fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $11,383,669 and $1,817,762 of such investments at December 31, 2013 and 2012, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

Organization Costs

Organization costs include, among other things, the cost of organizing the Company as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. All organization costs have been funded by IIG and its affiliates, and there is no liability for these organization costs to the Company until IIG and its affiliates submit such costs for reimbursement. The Company will expense organization costs when incurred, if and when IIG and its affiliates submit such costs for reimbursement. At December 31, 2013, IIG and its affiliates had previously incurred approximately $192,000 of organization costs, which may be subject to reimbursement by the Company. No additional organization costs have been incurred subsequent to December 31, 2013 (see Note 3).

Offering Expenses

Offering expenses include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statement in connection with the continuous public offering of the Company’s shares. Certain offering expenses have been funded by IIG and its affiliates, and there is no liability for these offering expenses to the Company until IIG and its affiliates submit such costs for reimbursement. Upon meeting the minimum offering requirement on December 17, 2012, the Company incurred and capitalized offering expenses of $1,000,000 that were submitted for reimbursement by IIG (see Note 3). These expenses are amortized over a twelve month period as an adjustment to capital in excess of par value. The unamortized balance of these expenses is reflected in the consolidated balance sheets as deferred offering expenses, net. The Company will expense any additional offering expenses incurred by IIG and its affiliates if and when IIG and its affiliates submit such costs for reimbursement. During the year ended December 31, 2013, the Company incurred $1,787,000 in offering expenses included in general and administrative expense in the consolidated statements of operations. At December 31, 2013, IIG and its affiliates have incurred approximately $969,000 of unreimbursed offering expenses, which may be subject to reimbursement by the Company. No additional material offering expenses have been incurred by IIG and its affiliates subsequent to December 31, 2013 (see Note 3).

Income Taxes

The Company elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income”, which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of any capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Book and tax differences relating to permanent differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP (see Note 13). During the year ended December 31, 2013, the Company declared distributions of $3,974,317. The Company did not declare or pay any distributions in 2012.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

Uncertainty in Income Taxes

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold for the purposes of measuring and recognizing tax liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by the taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of and for the year ended December 31, 2013 and as of December 31, 2012 and for the period from January 31, 2012 (Inception) through December 31, 2012, the Company did not have any uncertain tax positions.

The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2012.

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

The Company’s investments as of December 31, 2013, excluding short term investments, consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investments. Except as described below, for each investment, CIM will attempt to obtain the most recent closing public market price. If no sales of such investment occurred on the determination date, such investment will be valued at the midpoint of the “bid” and the “ask” price at the close of business on such day. Portfolio securities that carry certain restrictions on sale will typically be consistently valued at a discount from the public market value of the security.

The Company valued its total return swap, or TRS, in accordance with the agreements between Flatiron and Citibank, N.A., or Citibank, which collectively establish the TRS, or TRS Agreement. Pursuant to the TRS Agreement, the fair value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation primarily on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect a price that market participants may be willing to pay for an investment. These valuations are sent to the Company for review and testing. The Company reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of the quarterly valuation process. To the extent the Company has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuations will be discussed or challenged pursuant to the terms of the TRS Agreement. As a result of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that the total fair value of the TRS should be classified as Level 3 within the fair value hierarchy. If the Company owns identical investments in its investment portfolio and through the TRS, the Company utilizes the TRS pricing for consistency. For additional information on the TRS, see Note 6.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

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

The Company periodically benchmarks the “bid” and “ask” prices it receives from the third-party pricing services against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 2 or Level 3 within the fair value hierarchy.

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

Revenue Recognition

Securities transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts. Loan origination fees, original issue discounts, and market discounts/premiums are recorded and such amounts are amortized as adjustments to interest income over the respective term of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. The Company records prepayment premiums on loans and debt securities as interest income when it receives such amounts.

The Company may have investments in the investment portfolio that contain a paid-in-kind, or PIK, interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

Loans and debt securities, including those that are individually identified as being impaired under ASC 310, Receivables, are generally placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the debt agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan or security is placed on nonaccrual status is reversed against interest income. Interest income is recognized on nonaccrual loans or debt securities only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan or debt security. Loans or securities are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Gains or losses on the sale of investments are calculated by using the weighted-average method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the weighted-average amortized cost of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Derivative Instrument

The Company’s only derivative instrument is the TRS. The Company marks its derivative to market through net change in unrealized appreciation on total return swap in the consolidated statements of operations. For additional information on the TRS, see Note 6.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory agreement the Company entered into with CIM, the incentive fee on capital gains earned on liquidated investments of the Company’s investment portfolio during operations is determined and payable in arrears as of the end of each calendar year. Such fee equals 20% of the Company’s incentive fee capital gains (i.e. the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a cumulative basis and to the extent that all realized capital losses and unrealized capital depreciation exceed realized capital gains as well as the aggregate realized net capital gains for which a fee has previously been paid, the Company would not be required to pay CIM a capital gains incentive fee. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Distributions

Distributions to shareholders are recorded as of the record date. The amount to be paid as a distribution is determined by the board of directors on a monthly basis. Net realized capital gains, if any, are distributed at least annually.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

Note 3. Transactions with Related Parties

The Company has entered into an investment advisory agreement with CIM. Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is described in Note 2.

The Company began accruing fees under the investment advisory agreement on December 17, 2012, upon the commencement of the Company’s operations. For the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, CIM earned $922,467 and $1,567 in management fees, respectively. During these periods, all management fees were reimbursed to the Company by IIG in accordance with the expense support and conditional reimbursement agreement entered into with IIG, or the expense support and conditional reimbursement agreement.

The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. For the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, the Company recorded capital gains incentive fees of $753,247 and $4,494 based on the performance of its investment portfolio, of which $526,084 and $4,485 were based on net unrealized gains and $227,163 and $9 were based on realized gains, respectively. During these periods, all incentive fees for tax purposes were reimbursed to the Company by IIG in accordance with the expense support and conditional reimbursement agreement.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse the Company for expenses in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. Pursuant to the expense support and conditional reimbursement agreement, the Company has a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies exceeds the distributions paid by the Company to its shareholders. For the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, the total expense reimbursement from IIG was $3,958,903 and $116,706, respectively, relating to certain operating expenses.

On December 13, 2013, the Company and IIG entered into an amended and restated expense support and conditional reimbursement agreement, or expense support and conditional reimbursement agreement, to extend the termination date of such agreement from January 30, 2014 to January 30, 2015.

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG, which are subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. A substantial portion of the Company’s distributions have resulted, and future distributions may result, from expense reimbursements from IIG, which are subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital for tax purposes. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or IIG continues to make such expense reimbursements. Shareholders should also understand that the Company’s future repayments will reduce the distributions that they would otherwise receive.  There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.  IIG has no obligation to provide expense reimbursements to the Company in future periods. For the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, if expense reimbursements from IIG were not supported, some or all of the distributions may have been a return of capital for tax purposes.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by the Company for each of the following three month periods.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)		Eligible for Reimbursement through
December 31, 2012	$116,706	$-	$116,706	0.93%	0.00%	(2)	December 31, 2015
March 31, 2013	819,373	-	819,373	2.75%	7.00%		March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%		June 30, 2016
September 30, 2013	1,296,834	-	1,296,834	0.49%	7.00%		September 30, 2016
December 31, 2013	695,160	-	695,160	0.31%	7.00%		December 31, 2016
Total	$4,075,609	$-	$4,075,609

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

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, the Company may or may not be requested to reimburse any of these costs by IIG. As of December 31, 2013 and 2012, the net reimbursement from IIG was $545,593 and $25,807, respectively. As of March 6, 2014, the net amount due to the Company from IIG in connection with the expense support and conditional reimbursement agreement was approximately $310,000, for which the Company received a cash payment on March 14, 2014.

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

The Company entered into an administration agreement with CIM’s affiliate, ICON Capital, LLC, formerly known as ICON Capital Corp., or ICON Capital, pursuant to which ICON Capital furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. ICON Capital is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement will be for the lower of ICON Capital’s actual costs or the amount that the Company would be required to pay for comparable administrative services in the same geographic location. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital. For the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, the Company incurred administrative services expenses to ICON Capital of $1,158,915 and $38,966, respectively, the majority of which related to the allocation of costs of administrative personnel for services rendered to the Company and the remainder related to other reimbursable expenses. During these periods, all administrative expenses were reimbursed by IIG in accordance with the expense support and conditional reimbursement agreement.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

The Company’s payment of organization costs and offering expenses will not exceed 1.5% of the gross proceeds from the offering (without giving effect to any potential reimbursements from IIG and its affiliates). If the Company sells the maximum number of shares at its latest public offering price of $10.45 per share, then the Company estimates that it may incur up to approximately $15,675,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed, which could be as late as December 31, 2015. Previously, the Company interpreted “raised” to mean all gross proceeds that the Company expected to raise through the completion of the offering of its shares, rather than actual gross proceeds raised through the date of reimbursement.  Consistent with such application and since the Company believed it would raise at least $100 million through the completion of the offering of its shares, upon commencement of operations on December 17, 2012, the Company issued 111,111 shares of the Company’s common stock at $9.00 per share to IIG in lieu of payment of $1,000,000 for organization and offering expenses submitted for reimbursement.  The transaction satisfied an independent obligation of IIG to invest $1,000,000 in the Company’s shares.  Through that date, the Company had raised gross proceeds from unaffiliated outside investors of $2,639,439 and from affiliated investors of $2,000,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $69,592.

As of December 31, 2013, the Company raised gross proceeds of $157,132,225, of which it can pay up to $2,356,983 in organization and offering expenses (which represents 1.5% of total gross offering proceeds raised). Through December 31, 2013, the Company paid $1,950,305 for such costs, leaving an additional $406,678 that can be paid. As of March 19, 2014, the Company raised gross proceeds of $238,474,948, of which it can pay up to $3,577,124 in organization and offering expenses (which represents 1.5% of total gross offering proceeds raised). Through March 19, 2014, the Company paid $2,404,247 in such costs, leaving an additional $1,172,877 that can be paid.

With respect to any future reimbursements for organization and offering costs, the Company will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.  Consistent with this interpretation, on May 30, 2013, IIG paid the Company $1,000,000, plus interest accrued at a rate of 7% per year. From inception through December 31, 2013, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,161,000, of which $1,000,000 has been submitted to the Company for reimbursement. As of December 31, 2013, the Company had an outstanding payable to IIG for offering costs of $550,000. No additional material organization costs or offering expenses have been incurred by IIG or its affiliates subsequent to December 31, 2013. The decision to fund the Company’s organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, the Company may or may not be requested to reimburse any costs funded by IIG and its affiliates.

The Company has entered into certain agreements with CIM’s affiliate, ICON Securities, LLC, formerly known as ICON Securities Corp., or ICON Securities, whereby the Company pays certain fees and reimbursements. ICON Securities is entitled to receive a 3% dealer manager fee from gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. For the year ended December 31, 2013, the Company incurred commissions of $9,191,818 to the selling dealers and $4,386,252 to ICON Securities. Since commencing its continuous public offering on July 2, 2012 and through March 19, 2014, the Company paid or accrued commissions of $14,176,684 to the selling dealers and $6,796,953 to ICON Securities.

Fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

				For the Period from
				January 31, 2012
			Year Ended	(Inception) through
Entity	Capacity	Description	December 31, 2013	December 31, 2012
ICON Securities	Dealer manager	Dealer manager fees(1)	$4,386,252	$42,700
CIM	Investment adviser	Management fees(2)(3)	922,467	1,567
CIM	Investment adviser	Incentive fees(2)(3)	753,247	4,494
ICON Capital	Administrative services provider	Administrative services expense(2)(3)	1,158,915	38,966
			$7,220,881	$87,727

(1) Amount charged directly to equity.
(2) Amount charged directly to operations.
(3) All or a portion of the expense has been supported in connection with the expense support and conditional reimbursement agreement.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

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

Note 4. Distributions

The Company’s board of directors declared distributions for twenty four record dates during the year ended December 31, 2013. Declared distributions are paid monthly. The Company did not declare or pay any distributions during the period from January 31, 2012 (Inception) through December 31, 2012.

The following table presents cash distributions per share that were declared during the year ended December 31, 2013:

	Distributions
Three Months Ended	Per Share	Amount
March 31, 2013 (six record dates)	$0.1769	$208,766
June 30, 2013 (six record dates)	0.1788	518,630
September 30, 2013 (six record dates)	0.1799	1,089,797
December 31, 2013 (six record dates)	0.1806	2,157,124
Total distributions for the year ended December 31, 2013	$0.7162	$3,974,317

On February 1, 2014, the Company changed from semi-monthly closings to weekly closings for the sale of the Company’s shares pursuant to its continuous public offering. As result, the Company’s board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of common stock.

On January 15, 2014, the Company’s board of directors declared one cash distribution of $0.030100 per share and a second cash distribution of $0.039375 per share, which were paid on February 5, 2014 to shareholders of record on January 15 and February 4, 2014, respectively. The amount of the second cash distribution of $0.039375 per share included four additional distribution days through February 4, 2014 in connection with the Company’s change from semi-monthly to weekly closings on the sale of its shares. On February 4, 2014, the board of directors declared three weekly cash distributions of $0.014067 per share, which were paid on February 26, 2014 to shareholders of record on February 11, February 18 and February 25, 2014. On February 14, 2014, the board of directors declared four weekly cash distributions of $0.014067 per share each, payable on March 26, 2014 to shareholders of record on March 4, March 11, March 18 and March 25, 2014. On March 14, 2014, our board of directors declared five weekly cash distributions of $0.014067 per share, payable on April 30, 2014 to shareholders of record on April 1, April 8, April 15, April 22 and April 29, 2014.

The Company has adopted an “opt in” distribution reinvestment plan for shareholders. As a result, if the Company makes a distribution, shareholders will receive distributions in cash unless they specifically “opt in” to the second amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

The Company may fund cash distributions to shareholders in the future from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG. A substantial portion of the Company’s distributions have resulted, and future distributions may result, from expense reimbursements from IIG, which are subject to repayment by the Company. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

The following table reflects the sources of cash distributions that the Company has declared on its shares of common stock during the year ended December 31, 2013:

	Distributions
Source of Distribution	Per Share	Amount	Percentage
Realized gain on investments and total return swap(1)	$0.6348	$3,522,815	88.6%
From other sources(2)	0.0814	451,502	11.4%
Total distributions for the year ended December 31, 2013	$0.7162	$3,974,317	100.0%

(1) Includes interest income and fees, net of financing amounts paid to Citibank, generated on the loans underlying the TRS of $2,360,850.
(2) Includes adjustments made to net investment income to arrive at taxable income available for distributions, as more fully described in Note 13.

Note 5. Investments

The composition of the Company’s investment portfolio as of December 31, 2013 and 2012 at amortized cost and fair value was as follows:

	December 31, 2013			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured term loans - first lien	$61,095,685	$61,787,430	59.1%	$1,970,111	$1,980,044	52.1%
Senior secured term loans - second lien	22,189,331	22,552,214	21.6%	-	-	-
Collateralized loan obligations	3,746,000	3,795,600	3.6%	-	-	-
Subordinated debt	5,000,000	5,000,000	4.8%	-	-	-
Short term investments(2)	11,383,669	11,383,669	10.9%	1,817,762	1,817,762	47.9%
Total investments	$103,414,685	$104,518,913	100.0%	$3,787,873	$3,797,806	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on the Company’s investments.
(2) Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$15,754,714	15.1%	$-	-
Banking, Finance, Insurance & Real Estate	11,223,010	10.7%	980,044	25.8%
Consumer Goods: Non-Durable	9,527,245	9.1%	-	-
Healthcare & Pharmaceuticals	8,968,804	8.6%	-	-
Automotive	7,473,560	7.2%	-	-
Chemicals, Plastics & Rubber	6,797,514	6.5%	1,000,000	26.3%
Services: Consumer	5,628,126	5.3%	-	-
Telecommunications	3,973,040	3.8%	-	-
Energy: Oil & Gas	3,629,300	3.5%	-	-
Media: Broadcasting & Subscription	3,544,422	3.4%	-	-
Construction & Building	3,415,256	3.3%	-	-
Capital Equipment	3,014,850	2.9%	-	-
High Tech Industries	2,876,400	2.8%	-	-
Media: Diversified & Production	1,920,350	1.8%	-	-
Environmental Industries	1,909,952	1.8%	-	-
Containers, Packaging & Glass	1,500,000	1.4%	-	-
Aerospace & Defense	1,463,701	1.4%	-	-
Hotel, Gaming & Leisure	515,000	0.5%	-	-
U.S. Treasury Securities	11,383,669	10.9%	1,817,762	47.9%
Total	$104,518,913	100.0%	$3,797,806	100.0%

	December 31, 2013		December 31, 2012
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$86,337,730	82.6%	$1,980,044	52.1%
Netherlands	5,037,500	4.8%	-	-
Switzerland	1,760,014	1.7%	-	-
U.S. Treasury Securities	11,383,669	10.9%	1,817,762	47.9%
Total	$104,518,913	100.0%	$3,797,806	100.0%

(1) The geographic dispersion is determined by the portfolio company's country of domicile.

As of December 31, 2013 and 2012, there were no delinquent or non-accrual debt investments.

The Company does not “control” and is not an “affiliate” of any of the Company’s portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company or issuer if the Company owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company or issuer if the Company owned 5% or more of its voting securities.

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, unfunded delayed drawdown loan commitments, or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2013 and 2012, the Company’s unfunded loan commitments amounted to $2,450,758 and $0, respectively.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

Note 6. Total Return Swap

On December 17, 2012, the Company, through its wholly-owned subsidiary, Flatiron, entered into a TRS with Citibank.  Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, extend the termination or call date from December 17, 2013 to December 17, 2014, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $150 million to $225 million, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Effective February 6, 2014, Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS from $225 million to $275 million.

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

The obligations of Flatiron under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Flatiron, which generally will equal the value of cash collateral provided by Flatiron under the TRS. Pursuant to the terms of the TRS, Flatiron may select loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $275,000,000. Flatiron is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Flatiron agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Flatiron are available to pay the debts of the Company.

Each individual loan must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Flatiron receives from Citibank all interest and fees payable in respect of the loans included in the TRS. Flatiron pays to Citibank interest at a rate equal to, in respect of each loan included in the TRS, the floating rate index specified for such loan plus 1.35% per year. In addition, upon the termination or repayment of any loan subject to the TRS, Flatiron will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

Citibank may terminate the TRS on or after December 17, 2014, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 80% of the maximum portfolio amount, multiplied by 1.35% per year. The Company estimates the early termination fee would have been approximately $2,328,600 at December 31, 2013. Other than during the first nine months and last 180 days of the term of the TRS, Flatiron may be required to pay a minimum usage fee in connection with the TRS. At December 31, 2013, Flatiron was not subject to a minimum usage fee.

The value of the TRS is based on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold such loan in the open market. As of December 31, 2013 and 2012, the fair value of the TRS was $1,548,617 and $12,395, respectively. The fair value of the TRS is reflected as unrealized appreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation on total return swap. As of December 31, 2013 and 2012, Flatiron had selected sixty three and five underlying loans with a total notional amount of $148,199,937 and $2,883,100, respectively. For the same periods, Flatiron posted $40,703,777 and $729,325 in cash collateral held by Citibank (of which only $39,285,408 and $720,775 was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest earned during the period. For the year ended December 31, 2013, the Company recorded net realized gains of $3,489,036, which consisted of $1,128,186 in net gains from sales and principal repayments and $2,360,850 in net gains from net interest earned. For the period from January 31, 2012 (Inception) through December 31, 2012, the Company recorded net realized gains of $98, which consisted of net gains from net interest earned. Net realized gains are reflected in net realized gain on total return swap on the Company’s consolidated statements of operations.

Receivable due on total return swap on the Company’s consolidated balance sheets is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and net gains on sales and principal repayments of underlying loans of the TRS. As of December 31, 2013, the Company’s receivable due on the TRS was $1,801,665, which consisted of earned but not yet collected net interest and net gains of $1,293,582 and $508,083, respectively.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of December 31, 2013, Flatiron was in compliance with all covenants and reporting requirements.

For purposes of computing the capital gains incentive fee, the Company treats net realized gains or losses on the sale or maturity of the underlying TRS loans as realized gains or losses on the TRS, which CIM becomes entitled to upon the disposition of the TRS. For purposes of computing the subordinated incentive fee on income, the Company treats the interest spread, which represents the difference between (i) the interest and fees received on the underlying TRS loans and (ii) the interest paid to Citibank on the settled notional value of the TRS loans, as pre-incentive fee net investment income on the TRS. Accordingly, all net realized economic benefits associated with the underlying TRS loans, if any, are included in the computation of either the capital gains incentive fee or the subordinated incentive fee on income. Any unrealized gains on the TRS is reflected in total assets on the Company’s consolidated balance sheets and included in the computation of the base management fee.

While the investment advisory agreement with CIM neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of the AICPA Technical Practice Aid for investment companies, the Company accrues capital gains incentive fees on unrealized gains. This accrual reflects the incentive fees that would be payable to CIM if the Company’s entire investment portfolio was liquidated at its fair value as of the balance sheet date even though CIM is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding notional amount of the TRS, less any cash collateral required to be posted by Flatiron under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the Securities and Exchange Commission, or SEC.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

The following is a summary of the underlying loans subject to the TRS as of December 31, 2013:

Underlying Loans (a)	Industry	Notional Amount	Fair Value(b)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Term Loans
The Active Network, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	High Tech Industries	$1,947,215	$1,964,339	$17,124
Amneal Pharmaceuticals, LLC, L+475, 1.00% LIBOR Floor, 11/1/2019	Healthcare & Pharmaceuticals	3,347,710	3,398,433	50,723
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020(c)	Chemicals, Plastics & Rubber	4,987,500	5,012,500	25,000
ARG IH Corporation, L+400, 1.00% LIBOR Floor, 11/15/2020	Beverage, Food & Tobacco	2,394,000	2,410,512	16,512
Arc Document Solutions, Inc., L+525, 1.00% LIBOR Floor, 12/20/2018(c)(d)	Services: Business	4,870,600	4,932,725	62,125
Ascensus, Inc., L+400, 1.00% LIBOR Floor, 12/2/2019	Banking, Finance, Insurance & Real Estate	4,975,000	5,018,750	43,750
ATI Holdings, Inc., L+400, 1.25% LIBOR Floor, 12/21/2019	Healthcare & Pharmaceuticals	490,050	495,931	5,881
Avaya, Inc., L+675, 1.25% LIBOR Floor, 3/31/2018	Telecommunications	1,993,401	2,014,431	21,030
Azure Midstream Energy, LLC, L+550, 1.00% LIBOR Floor, 11/15/2018	Energy: Oil & Gas	4,380,210	4,407,930	27,720
BBTS Borrower, LP, L+650, 1.25% LIBOR Floor, 6/4/2019	Energy: Oil & Gas	1,854,169	1,878,474	24,305
Bluestem Brands, Inc., L+650, 1.00% LIBOR Floor, 12/6/2018	Retail	1,832,600	1,832,600	-
Camp International Holding Company, L+375, 1.00% LIBOR Floor, 5/31/2019	Services: Business	1,220,000	1,230,163	10,163
Caraustar Industries, Inc., L+625, 1.25% LIBOR Floor, 5/1/2019	Forest Products & Paper	713,584	738,748	25,164
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/18/2019(c)	Retail	4,289,675	4,333,225	43,550
Cyanco Intermediate Corp., L+450, 1.00% LIBOR Floor, 5/1/2020	Chemicals, Plastics & Rubber	1,254,383	1,265,813	11,430
Digital Insight Corporation, L+375, 1.00% LIBOR Floor, 10/16/2019	Services: Business	775,105	779,000	3,895
Global Tel*Link Corporation, L+375, 1.25% LIBOR Floor, 5/23/2020	Services: Business	2,940,113	2,915,814	(24,299)
Grande Communications Networks, LLC, L+350, 1.00% LIBOR Floor, 5/31/2020	Telecommunications	2,486,435	2,497,471	11,036
Hemisphere Media Holdings, LLC, L+500, 1.25% LIBOR Floor, 7/30/2020(d)	Media: Broadcasting & Subscription	4,324,817	4,349,487	24,670
Herff Jones, Inc., L+450, 1.00% LIBOR Floor, 6/25/2019	Consumer Goods: Non-Durable	1,973,732	2,054,268	80,536
Hyperion Finance S.à. r.l., L+475, 1.00% LIBOR Floor, 10/17/2019(d)	Banking, Finance, Insurance & Real Estate	4,432,500	4,471,875	39,375
Information Resources, Inc., L+375, 1.00% LIBOR Floor, 9/30/2020	Services: Business	892,269	900,492	8,223
Insight Pharmaceuticals, LLC, L+500, 1.25% LIBOR Floor, 8/25/2016	Healthcare & Pharmaceuticals	4,002,500	3,980,000	(22,500)
inVentiv Health, Inc., L+600, 1.50% LIBOR Floor, 8/4/2016	Healthcare & Pharmaceuticals	5,260,192	5,228,718	(31,474)
Learfield Communications, Inc., L+400, 1.00% LIBOR Floor, 10/9/2020	Media: Broadcasting & Subscription	746,250	757,500	11,250
Lineage Logistics, LLC, L+350, 1.00% LIBOR Floor, 4/26/2019	Services: Business	2,501,589	2,504,769	3,180
Merrill Corp., L+625, 1.00% LIBOR Floor, 3/8/2018(c)	Services: Business	671,827	679,040	7,213
Mohegan Tribal Gaming Authority, L+450, 1.00% LIBOR Floor, 11/19/2019	Hotel, Gaming & Leisure	1,643,400	1,683,871	40,471
OCI Beaumont, LLC, L+500, 1.25% LIBOR Floor, 8/20/2019 (B2 Term Loan)(d)	Chemicals, Plastics & Rubber	2,285,804	2,333,284	47,480
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020(c)	Healthcare & Pharmaceuticals	4,580,879	4,617,136	36,257
Packaging Coordinators, Inc., L+425, 1.25% LIBOR Floor, 5/10/2020	Containers, Packaging & Glass	1,985,025	1,995,000	9,975
Peppermill Casinos, Inc., L+600, 1.25% LIBOR Floor, 11/9/2018	Hotel, Gaming & Leisure	977,637	1,012,275	34,638
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(d)	Aerospace & Defense	5,764,360	5,853,870	89,510
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(d)	Consumer Goods: Non-Durable	2,470,979	2,521,407	50,428
Safe-Guard Products International, LLC, L+600, 1.25% LIBOR Floor, 12/21/2018	Banking, Finance, Insurance & Real Estate	2,222,426	2,266,102	43,676
Salix Pharmaceuticals, Ltd., L+325, 1.00% LIBOR Floor, 1/2/2020(c)(d)	Healthcare & Pharmaceuticals	2,815,850	2,857,423	41,573
SESAC Holdco II, LLC, L+400, 1.00% LIBOR Floor, 2/8/2019	Media: Broadcasting & Subscription	490,050	496,856	6,806
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(d)	Chemicals, Plastics & Rubber	2,972,550	2,966,316	(6,234)
SRA International, L+525, 1.25% LIBOR Floor, 7/20/2018	High Tech Industries	2,351,305	2,388,954	37,649
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	Healthcare & Pharmaceuticals	3,436,500	3,478,147	41,647
Sutherland Global Services, L+600, 1.25% LIBOR Floor, 3/6/2019(d)	Services: Business	1,913,941	1,917,307	3,366
Tech Finance & Co. S.C.A., L+600, 1.25% LIBOR Floor, 7/11/2020(d)	Media: Broadcasting & Subscription	1,942,906	1,994,750	51,844
Tervita, L+500, 1.25% LIBOR Floor, 5/15/2018(c)(d)	Environmental Industries	3,533,364	3,554,920	21,556
The TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	Consumer Goods: Non-Durable	2,007,500	1,995,000	(12,500)
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/5/2018	Services: Consumer	1,975,000	1,965,000	(10,000)
Travelport, LLC, L+500, 1.25% LIBOR Floor, 6/26/2019(d)	Hotel, Gaming & Leisure	1,585,383	1,640,669	55,286
TriNet HR Corp., L+400, 1.00% LIBOR Floor, 8/20/2020	Services: Business	1,649,167	1,678,319	29,152
Vince, LLC, L+500, 1.00% LIBOR Floor, 11/27/2019(d)	Consumer Goods: Non-Durable	1,752,300	1,783,275	30,975
VFH Parent, LLC, L+450, 1.25% LIBOR Floor, 11/8/2019	Banking, Finance, Insurance & Real Estate	2,597,561	2,624,622	27,061
W/S Packaging Group, Inc., L+400, 1.00% LIBOR Floor, 8/9/2019	Containers, Packaging & Glass	2,481,284	2,493,750	12,466
Washington Inventory Services, L+450, 1.25% LIBOR Floor, 12/20/2018	Retail	492,525	495,931	3,406
WP CPP Holdings, LLC, L+375, 1.00% LIBOR Floor, 12/28/2019	Aerospace & Defense	935,288	942,320	7,032
Total Senior Secured First Lien Term Loans		128,420,410	129,609,512	1,189,102

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

Underlying Loans (a)	Industry	Notional Amount	Fair Value(b)	Unrealized Appreciation / (Depreciation)
Senior Secured Second Lien Term Loans
Arysta LifeScience SPC, LLC, L+700, 1.25% LIBOR Floor, 11/30/2020(d)	Chemicals, Plastics & Rubber	1,160,540	1,190,029	29,489
Carestream Health, Inc., L+850, 1.00% LIBOR Floor, 12/7/2019(d)	Healthcare & Pharmaceuticals	980,000	1,017,500	37,500
Del Monte Foods, Inc., L+725, 1.00% LIBOR Floor, 7/26/2021(c)	Beverage, Food & Tobacco	2,257,200	2,299,950	42,750
Deltek, Inc., L+875, 1.25% LIBOR Floor, 10/10/2019	Services: Business	1,619,640	1,660,540	40,900
Ion Trading Technologies S.Á R.L., L+700, 1.25% LIBOR Floor, 5/22/2021(d)	Banking, Finance, Insurance & Real Estate	993,125	1,018,130	25,005
Performance Food Group, Inc., L+525, 1.00% LIBOR Floor, 11/14/2019	Beverage, Food & Tobacco	3,849,587	3,887,290	37,703
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	Telecommunications	1,002,075	990,830	(11,245)
Sheridan Holdings, Inc., L+725, 1.00% LIBOR Floor, 12/20/2021	Healthcare & Pharmaceuticals	2,736,250	2,750,000	13,750
TriNet HR Corp., L+775, 1.00% LIBOR Floor, 2/20/2021	Services: Business	2,465,510	2,512,500	46,990
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 1/3/2020	Healthcare & Pharmaceuticals	676,200	696,900	20,700
TWCC Holding Corp., L+600, 1.00% LIBOR Floor, 6/26/2020	Media: Broadcasting & Subscription	2,039,400	2,115,373	75,973
Total Senior Secured Second Lien Term Loans		19,779,527	20,139,042	359,515
Total		$148,199,937	$149,748,554	$1,548,617

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)		Fair value determined by the Company’s board of directors (see Note 7).
(c)		Position or portion thereof unsettled as of December 31, 2013.
(d)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2013, 88.2% of the Company’s total assets represented qualifying assets. In addition, as described in Note 6, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 76.1% of the Company’s total assets represented qualifying assets as of December 31, 2013.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

The following is a summary of the underlying loans subject to the TRS as of December 31, 2012:

Underlying Loans (a)	Industry	Notional Amount	Fair Value(b)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Term Loans
Peppermill Casinos, Inc., L+600, 1.25% LIBOR Floor, 11/9/2018	Hotel, Gaming & Leisure	$492,500	$486,875	$(5,625)
Safe-Guard Products International, LLC, L+600, 1.25% LIBOR Floor, 12/21/2018	Banking, Finance, Insurance & Real Estate	900,600	905,340	4,740
Sequa Corporation, L+400, 1.25% LIBOR Floor, 6/19/2017	Aerospace & Defense	497,500	502,655	5,155
TransFirst Holdings, Inc., L+500, 1.25% LIBOR Floor, 12/27/2017	Services: Business	495,000	500,000	5,000
Washington Inventory Service, L+450, 1.25% LIBOR Floor, 12/20/2018	Services: Business	497,500	500,625	3,125
Total		$2,883,100	$2,895,495	$12,395

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act. The Company does not control and is not an affiliate of any of the  companies that are issuers of the underlying loans subject to the TRS.

(b)		Fair value determined by the Company’s board of directors (see Note 7).

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

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

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of December 31, 2013 and 2012, according to the fair value hierarchy:

	December 31, 2013						December 31, 2012
Valuation Inputs	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Loan Obligations	Subordinated Debt	Short Term Investments	Total Return Swap	First Lien Senior Secured Term Loans	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$-	$-	$-	$-	$11,383,669	$-	$-	$1,817,762	$-
Level 2—Significant other observable inputs	-	-	-	-	-	-	-	-	-
Level 3—Significant unobservable inputs	61,787,430	22,552,214	3,795,600	5,000,000	-	1,548,617	1,980,044	-	12,395
	$61,787,430	$22,552,214	$3,795,600	$5,000,000	$11,383,669	$1,548,617	$1,980,044	$1,817,762	$12,395

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

The Company’s investments as of December 31, 2013 and 2012, excluding short term investments, primarily consisted of debt securities that are traded on a private over-the-counter market for institutional investors. Except for investments specifically identified, the Company valued its portfolio investments by using market comparables, discounted cash flow models and independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the pricing service from dealers on the determination date of the relevant period end. Four and one senior secured loans that were purchased near December 31, 2013 and 2012, respectively, were valued using cost at acquisition, as the Company determined that the cost of the investments was the best indication of their current fair value.

The discounted cash flow model deemed appropriate by CIM is prepared for the applicable investments and reviewed by the Company’s valuation committee consisting of senior management. Such models are prepared at least quarterly or on an as needed basis. The model uses the estimated cash flow projections for the underlying investments and an appropriate discount rate is determined based on the latest financial information available for the borrower, prevailing market trends, comparable analysis and other inputs. The model, key assumptions, inputs, and results are reviewed by the Company’s valuation committee with final approval from the board of directors.

The Company periodically benchmarks the bid and ask prices received from the third-party pricing services against the actual prices at which it purchases and sells its investments. Based on the results of the benchmark analysis and the Company’s experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, including the use of an independent valuation firm. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

The Company’s two collateralized loan obligations and one subordinated debt investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, each borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt.

The Company valued its TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the fair value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation primarily on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect a price that market participants may be willing to pay for an investment. These valuations are sent to the Company for review and testing. The Company reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of the quarterly valuation process. To the extent the Company has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuations will be discussed or challenged pursuant to the terms of the TRS Agreement. As a result of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that the total fair value of the TRS should be classified as Level 3 within the fair value hierarchy.

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012. The Company’s policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that causes the transfer.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period from the period January 31, 2012 (Inception) through December 31, 2012 and for the year ended December 31, 2013:

	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Loan Obligations	Subordinated Debt	Total Return Swap	Total
Beginning balance, January 31, 2012 (Inception)	$-	$-	$-	$-	$-	$-
Investments purchased	1,972,500	-	-	-	-	1,972,500
Net realized gain	44	-	-	-	-	44
Net change in unrealized appreciation(1)	9,933	-	-	-	12,395	22,328
Accretion of discount	67	-	-	-	-	67
Sales and principal repayments	(2,500)	-	-	-	-	(2,500)
Ending balance, December 31, 2012	1,980,044	-	-	-	12,395	1,992,439
Investments purchased	63,198,334	22,387,383	3,746,000	5,000,000	-	94,331,717
Net realized gain	32,637	1,000	-	-	-	33,637
Net change in unrealized appreciation(1)	681,812	362,883	49,600	-	1,536,222	2,630,517
Accretion of discount	29,447	948	-	-	-	30,395
Sales and principal repayments	(4,134,844)	(200,000)	-	-	-	(4,334,844)
Ending balance, December 31, 2013	$61,787,430	$22,552,214	$3,795,600	$5,000,000	$1,548,617	$94,683,861
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$691,812	$362,883	$49,600	$-	$1,546,377	$2,650,672

(1)

Represents the amount of total gains/losses for the period included in the change in unrealized appreciation (depreciation) on investments and change in unrealized appreciation (depreciation) on total return swap still held at the reporting date.

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of  December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)(1)
Senior secured term loans - first lien	$61,787,430	Discounted cash flow	Discount rates	4.8% - 9.7% (6.7%)
Senior secured term loans - second lien	$22,552,214	Discounted cash flow	Discount rates	7.5% - 11.8% (8.8%)
Collateralized loan obligations	$3,795,600	Discounted cash flow	Discount rate	10.0% - 13.0% (11.5%)
Subordinated debt	$5,000,000	Discounted cash flow	Discount rate	12.0%
(1) There was no range or weighted average of inputs for the subordinated debt investment. The disclosed rate represents the actual rate used in the valuation.

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior secured term loans - first lien	$1,980,044	Discounted cash flow	Discount rates	5.5% - 7.5% (6.4%)

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien and second lien term loans, collateralized loan obligations, and subordinated debt are discount rates. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

Note 8. General and Administrative Expense

General and administrative expense consisted of the following items for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012:

		For the Period from
		January 31, 2012
	Year ended	(Inception) through
	December 31, 2013	December 31, 2012
Professional fees expense	$858,842	$33,298
Due diligence fees	607,599	1,812
Marketing expense	592,311	-
Insurance expense	211,824	8,625
Transfer agent expense	172,693	2,900
Printing and mailing expense	158,166	4,329
Dues and subscriptions	137,916	1,126
Filing fees	104,773	-
Director fees and expenses	56,741	1,050
Other expenses	137,326	18,539
Total general and administrative expense	$3,038,191	$71,679

Note 9. Borrowings

In June 2012, the Company entered into an unsecured financing arrangement with Flatiron Capital, an unaffiliated third party, for directors and officers insurance in an amount of $179,180. Payments under the financing arrangement were due in 10 equal installments, with final payment made on April 19, 2013.

Note 10. Share Repurchase Program

Beginning in the first quarter of 2014 the Company began offering, and on a quarterly basis thereafter, it intends to continue offering, to repurchase shares on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s shareholders or would violate applicable law.

The Company currently limits the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the issuance of shares pursuant to its second amended and restated distribution reinvestment plan. At the discretion of the Company’s board of directors, it may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. In addition, the Company limits the number of shares to be repurchased in any calendar year to 15% of the weighted average number of shares outstanding in the prior calendar year, or 3.75% in each quarter, though the actual number of shares that it offers to repurchase may be less in light of the limitations noted above. The Company offers to repurchase such shares at a price equal to 90% of the offering price in effect on each date of repurchase.

Any periodic repurchase offers are subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the Code and the 1940 Act. While the Company conducts quarterly tender offers as described above, it is not required to do so and may suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

Note 11. Commitments and Contingencies

The Company entered into certain contracts with other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to such indemnifications to be remote.

As of December 31, 2013 and 2012, the Company’s unfunded loan commitments amounted to $2,450,758 and $0, respectively.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

Note 12. Financial Highlights

The following is a schedule of financial highlights as of and for the year ended December 31, 2013 and as of December 31, 2012 and for the period from January 31, 2012 (Inception) through December 31, 2012:

		For the Period from
		January 31, 2012
	Year Ended	(Inception) through
	December 31, 2013	December 31, 2012
Per share data:(1)
Net asset value at beginning of period	$8.97	$-
Results of operations:
Net investment (loss) income(2)	(0.01)	0.01
Net realized gain and net change in unrealized appreciation on investments	0.20	0.02
Net realized gain and net change in unrealized appreciation on total return swap	0.91	0.02
Net increase in net assets resulting from operations	1.10	0.05
Shareholder distributions:
Distributions from net realized gains	(0.64)	-
Distributions from other sources	(0.08)	-
Net decrease in net assets from shareholder distributions	(0.72)	-
Capital share transactions:
Issuance of common stock above net asset value(3)	0.14	9.00
Amortization of deferred offering expenses	(0.17)	(0.08)
Net (decrease) increase in net assets resulting from capital share transactions	(0.03)	8.92
Net asset value at end of period	$9.32	$8.97
Shares of common stock outstanding at end of period	15,510,178	500,338
Total investment return-net asset value(4)	11.96%	(0.35%)
Net assets at beginning of period(5)	$4,487,115	$4,503,049
Net assets at end of period	$144,570,485	$4,487,115
Average net assets	$51,026,955	$4,495,082

Ratio/Supplemental data:(5)
Ratio of net investment (loss) income to average net assets(6)	(0.10%)	0.06%
Ratio of net operating expenses to average net assets(6)	3.75%	0.00%
Ratio of gross operating expenses to average net assets(7)	2.45%	0.93%
Ratio of total expenses (before expenses reimbursed) to average net assets	11.51%	2.60%
Ratio of expenses reimbursed from IIG to average net assets	7.76%	2.60%
Portfolio turnover rate(8)	14.97%	0.13%
Asset coverage ratio(9)	2.34	3.02

(1)

The per share data for the year ended December 31, 2013 was derived by using the weighted average shares of common stock outstanding during the year. The per share data for the period from January 31, 2012 (Inception) through December 31, 2012 was derived by using the weighted average shares of common stock outstanding from the commencement of operations on December 17, 2012 through December 31, 2012.

(2)

Net investment (loss) income per share includes the expense reimbursement from IIG of $0.72 and $0.23 per share for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, respectively.

(3)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date.

(4)

Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the our distribution reinvestment plan and amended and restated distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan and amended and restated distribution reinvestment plan are issued at 95% (from January 1, 2013 through September 30, 2013) and 90% (from October 1, 2013 through December 31, 2013) of the then public offering price on the date of purchase, respectively. The total investment return-net asset value for the period from January 31, 2012 (Inception) through December 31, 2012 was calculated by taking the difference between (i) the net asset value per share as of December 31, 2012 and (ii) the net asset value per share on the day the Company commenced operations (December 17, 2012), and dividing such difference by the net asset value per share on the day the Company commenced operations. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full period are not annualized.

(5)

For the period from January 31, 2012 (Inception) through December 31, 2012, the net assets at the beginning of the period were derived from the net assets from the commencement of operations on December 17, 2012.

(6)

Excluding the expense reimbursement from IIG during the period, the ratio of net investment (loss) income to average net assets would have been (7.86%) for the year ended December 31, 2013 and (2.54%) for the period from January 31, 2012 (Inception) through December 31, 2012.

(7)

Operating expenses include all expenses borne by the Company, except for organizational and offering expenses, base management fees, incentive fees, administrative services expenses and other general and administrative expenses owed to CIM and its affiliates, and interest expense.

(8)

Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

Note 13. Income Taxes

It is the Company's policy to comply with all requirements of the Internal Revenue Code applicable to regulated investment companies and to distribute substantially all of its taxable income to its shareholders. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a federal excise tax. Accordingly, no federal income tax provision was required.

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. These book/tax differences, which could be material, are primarily due to differing treatments of income and gains on various investments held by the Company. Permanent book/tax differences result in reclassifications to capital in excess of par value, accumulated undistributed net investment income, accumulated undistributed realized gain on investments, and accumulated undistributed realized gain on total return swap. During 2013, the Company did not have any reclassifications as a result of permanent book/tax differences.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. All distributions for 2013 are characterized as ordinary income distributions for federal income tax purposes. See Note 4, Distributions, for further information.

As of December 31, 2013, the components of accumulated earnings on a tax basis were as follows:

December 31, 2013
Undistributed net investment income	$80,044
Performance-based incentive fee on unrealized gains	(530,569)
Net unrealized appreciation on investments and total return swap(1)	2,603,245
$2,152,720

(1)	As of December 31, 2013, the gross unrealized appreciation and depreciation on the Company’s investments and the underlying loans of the TRS was $2,726,569 and $123,324, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $103,464,285 as of December 31, 2013. The aggregate net unrealized appreciation on the Company’s investments and total return swap was $2,652,845 as of December 31, 2013.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2013

Note 14. Selected Quarterly Financial Data (unaudited)

The following is the selected quarterly financial data as of December 31, 2013 and the year then ended and as of December 31, 2012 and for the period from January 31, 2012 (Inception) through December 31, 2012. The following information reflects all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Investment income	$68,126	$245,494	$494,701	$1,054,281
Net investment (loss) income	(46,684)	154,893	602,378	(761,902)
Net realized and unrealized gain on investments and total return swap	665,828	543,737	1,305,228	3,638,397
Net increase in net assets resulting from operations	$619,144	$698,630	$1,907,606	$2,876,495
Net increase in net assets resulting from operations per share of common stock	$0.53	$0.24	$0.32	$0.24
Net asset value per share of common stock at end of quarter	$9.16	$9.17	$9.29	$9.32
Weighted average shares of common stock outstanding	1,164,423	2,878,270	6,019,520	11,905,290

Quarter Ended	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Investment income	$-	$-	$-	$2,692
Net investment income	-	-	-	2,692
Net realized and unrealized gain on investments and total return swap	-	-	-	22,470
Net increase in net assets resulting from operations	$-	$-	$-	$25,162
Net increase in net assets resulting from operations per share of common stock	$-	$-	$-	$0.05
Net asset value per share of common stock at end of quarter	$9.00	$9.00	$9.00	$8.97
Weighted average shares of common stock outstanding	111	111	111	500,338

The sum of quarterly per share amounts does not equal per share amounts reported for the year ended December 31, 2013. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

1.        Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets;

2.        Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

3.        Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting

 There have been no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Shareholders with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

                The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

                The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

                The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

                The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

                The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)     1.     Financial Statements

                          See the index to consolidated financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

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

4.1

Form of Subscription Agreement (Incorporated by reference to Exhibit (D) to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form N-2 filed with the SEC on December 20, 2013 (File No. 333-178646)).

4.2

Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2013 (File No. 814-00941)).

10.1

Investment Advisory Agreement by and between CĪON Investment Corporation and CĪON Investment Management, LLC (Incorporated by reference to Exhibit (G)(1) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

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

Exhibit Number	Description of Document

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

10.8

Second Amended and Restated Confirmation Letter Agreement, dated as of February 6, 2014, by and between Flatiron Funding, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2014).

10.9

Amended and Restated Expense Support and Conditional Reimbursement Agreement dated as of December 13, 2013, by and between CĪON Investment Corporation and ICON Investment Group, LLC (Incorporated by reference to Exhibit (K)(5) to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form N-2 filed with the SEC on December 20, 2013 (File No. 333-178646)).

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

Date: March 19, 2014

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

Date: March 19, 2014

CĪON Investment Corporation
(Registrant)

By:  /s/ Michael A. Reisner
        Michael A. Reisner
        Co-Chief Executive Officer, Co-President and Director
        (Principal Executive Officer)

By:  /s/ Mark Gatto
        Mark Gatto
        Co-Chief Executive Officer, Co-President and Director
        (Principal Executive Officer)

By:  /s/ Keith S. Franz
        Keith S. Franz
        Chief Financial Officer
        (Principal Financial and Accounting Officer)

By:  /s/ Robert A. Breakstone
        Robert A. Breakstone
        Director

By:  /s/ James J. Florio
        James J. Florio
        Director

By:  /s/ Aron I. Schwartz
        Aron I. Schwartz
        Director