Form 10-Q
period 2014-03-31
CION Investment Corp
filed 2014-05-14
CIK 1534254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [  ] No [x]

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 8, 2014 was 28,211,914.

CĪON INVESTMENT CORPORATION

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation

Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Investments, at fair value (amortized cost of $151,796,526
and $103,414,685, respectively)	$153,511,647	$104,518,913
Cash	515,066	449,912
Due from counterparty(1)	68,368,923	40,703,777
Reimbursement from IIG, net(2)	-	545,593
Prepaid expenses	45,520	98,990
Interest receivable on investments	690,552	415,416
Receivable due on investments sold	6,892,579	535,513
Unrealized appreciation on total return swap(1)	2,756,542	1,548,617
Receivable due on total return swap(1)	2,809,575	1,801,665
Total assets	$235,590,404	$150,618,396

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$7,567,520	$3,462,700
Shareholders' distributions payable(3)	-	895,704
Accounts payable and accrued expenses	665,319	608,938
Due to IIG - other(2)	378,803	-
Due to IIG - offering expenses(2)	591,475	550,000
Accrued capital gains incentive fee on unrealized appreciation(4)	917,225	530,569
Total liabilities	10,120,342	6,047,911

Commitments and contingencies (Note 4 and Note 10)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
23,991,865 and 15,510,178 shares issued and outstanding, respectively(2)	23,992	15,510
Capital in excess of par value	221,901,275	142,402,255
Accumulated distributions in excess of net investment income	(926,868)	(500,125)
Accumulated net unrealized appreciation on investments	1,715,121	1,104,228
Accumulated net unrealized appreciation on total return swap(1)	2,756,542	1,548,617
Total shareholders' equity	225,470,062	144,570,485

Total liabilities and shareholders' equity	$235,590,404	$150,618,396

Net asset value per share of common stock at end of period	$9.40	$9.32

Shares of common stock outstanding	23,991,865	15,510,178

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2) See Note 4 for a discussion of expense reimbursements from ICON Investment Group, LLC, or IIG.
(3) See Note 5 for a discussion of the source of distributions paid by the Company.
(4) See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Investment income
Interest income	$2,200,781	$68,126

Operating expenses
Management fees	908,807	44,742
Administrative services expense	415,395	263,555
Capital gains incentive fee(1)	525,326	117,023
Offering expense - IIG	591,475	-
General and administrative(2)	1,058,128	508,863
Total expenses	3,499,131	934,183
Less: expense reimbursement from IIG(3)	(1,048,858)	(819,373)
Net operating expenses	2,450,273	114,810
Net investment loss	(249,492)	(46,684)

Realized and unrealized gains
Net realized gain on investments	173,714	4,533
Net change in unrealized appreciation on investments	610,893	124,282
Net realized gain on total return swap(4)	2,963,479	286,337
Net change in unrealized appreciation on total return swap(4)	1,207,925	250,676
Total net realized and unrealized gains	4,956,011	665,828

Net increase in net assets resulting from operations	$4,706,519	$619,144

Per share information—basic and diluted

Net increase in net assets per share resulting from operations	$0.24	$0.53

Weighted average shares of common stock outstanding	19,995,555	1,164,423

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(2)

See Note 9 for details of the Company's general and administrative expense. See Note 2 for details of the Company's organization costs and offering expenses included in general and administrative expense.

(3)	See Note 4 for a discussion of expense reimbursements from IIG.
(4)	See Note 7 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Changes in net assets from operations:
Net investment loss	$(249,492)	$(46,684)
Net realized gain on investments	173,714	4,533
Net change in unrealized appreciation on investments	610,893	124,282
Net realized gain on total return swap(1)	2,963,479	286,337
Net change in unrealized appreciation on total return swap(1)	1,207,925	250,676
Net increase in net assets resulting from operations	4,706,519	619,144
Shareholder distributions:(2)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(2,360,371)	(80,614)
Net gain on TRS loan sales	(603,108)	(123,575)
Net realized gain on investments	(173,714)	(4,577)
Other sources	(177,251)	-
Net decrease in net assets from shareholder distributions	(3,314,444)	(208,766)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $7,750,349 and $1,127,904, respectively	77,173,549	11,007,314
Reinvestment of shareholder distributions	2,333,953	31,413
Amortization of deferred offering expenses	-	(246,575)
Net increase in net assets resulting from capital share transactions	79,507,502	10,792,152

Total increase in net assets	80,899,577	11,202,530
Net assets at beginning of period	144,570,485	4,487,115
Net assets at end of period	$225,470,062	$15,689,645

Net asset value per share of common stock at end of period	$9.40	$9.16
Shares of common stock outstanding at end of period	23,991,865	1,712,123

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2) See Note 5 for a discussion of the source of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Operating activities:
Net increase in net assets resulting from operations	$4,706,519	$619,144
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(46,476)	(2,151)
Proceeds from principal repayment of investments	5,289,381	15,000
Purchase of investments	(66,996,829)	(6,653,990)
Decrease (increase) in short term investments	379,952	(2,802,013)
Proceeds from sale of investments	13,165,845	504,375
Net realized gain on investments	(173,714)	(4,533)
Net unrealized appreciation on investments	(610,893)	(124,282)
Net unrealized appreciation on total return swap(1)	(1,207,925)	(250,676)
Increase in due from counterparty	(27,665,146)	(2,761,406)
Decrease (increase) in reimbursement from IIG, net(2)	545,593	(310,500)
Decrease in prepaid expenses	53,470	44,432
Increase in interest receivable on investments	(275,136)	(40,550)
Increase in receivable due on investments sold	(6,357,066)	(519,375)
Increase in receivable due on total return swap(1)	(1,007,910)	(414,694)
Increase in payable for investments purchased	4,104,820	1,497,500
Increase in accrued capital gains incentive fee on unrealized appreciation	386,656	-
Increase in accounts payable and accrued expenses	56,381	369,518
Increase in due to IIG - other	378,803	-
Increase in due to IIG - offering expenses	41,475	-
Net cash used in operating activities	(75,232,200)	(10,834,201)

Financing activities:
Gross proceeds from issuance of common stock	84,923,898	12,135,218
Commissions and dealer manager fees paid	(7,750,349)	(1,150,853)
Reinvestment of shareholder distributions	2,333,953	31,413
Shareholder distributions paid(3)	(4,210,148)	(117,605)
Repayment of financing arrangement	-	(54,422)
Net cash provided by financing activities	75,297,354	10,843,751

Net increase in cash	65,154	9,550
Cash, beginning of period	449,912	-
Cash, end of period	$515,066	$9,550

Supplemental non-cash financing activities:
Deferred offering expenses charged to shareholders' equity	$-	$246,575
Shareholders' distributions payable	$-	$91,161

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2) See Note 4 for a discussion of expense reimbursements from IIG.
(3) See Note 5 for a discussion of the source of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

March 31, 2014

(unaudited)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Senior Secured First Lien Term Loans - 37.4%
5.11, Inc., L+500, 1.00% LIBOR Floor, 2/28/2020	2 Month LIBOR	Retail	$5,625,000	$5,597,175	$5,667,188
ABRA, Inc., L+600, 1.25% LIBOR Floor, 5/10/2018(d)	3 Month LIBOR	Automotive	7,100,823	7,041,570	7,029,815
Accruent, LLC, P+350, 2.25% Base Rate Floor, 11/25/2019	Prime	High Tech Industries	4,488,750	4,477,528	4,477,528
Collision Holding Company, LLC, L+775, 1.25% LIBOR Floor, 5/10/2018	3 Month LIBOR	Automotive	1,568,127	1,552,568	1,552,445
Custom Ecology, Inc., L+550, 1.25% LIBOR Floor, 6/26/2019	3 Month LIBOR	Environmental Industries	1,895,675	1,878,576	1,902,784
Distribution International, Inc., L+650, 1.00% LIBOR Floor, 7/16/2019	3 Month LIBOR	Construction & Building	2,481,250	2,463,256	2,487,453
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019(e)	3 Month LIBOR	High Tech Industries	8,267,337	8,226,854	8,226,000
F+W Media, Inc., L+650, 1.25% LIBOR Floor, 6/30/2019(f)	3 Month LIBOR	Media: Diversified & Production	9,633,864	9,273,754	9,513,441
H.D. Vest, Inc., L+450, 1.25% LIBOR Floor, 12/18/2018	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	593,656	589,789	590,688
ILC Industries, LLC, L+650, 1.50% LIBOR Floor, 7/11/2018	3 Month LIBOR	Consumer Goods: Non-Durable	4,314,432	4,330,191	4,319,825
Merrill Corp., L+475, 1.00% LIBOR Floor, 3/8/2018	1 Month LIBOR	Services: Business	625,217	619,946	630,949
National Surgical Hospitals, Inc., L+450, 1.25% LIBOR Floor, 8/1/2019	1 Month LIBOR	Healthcare & Pharmaceuticals	3,482,500	3,447,675	3,512,972
Packaging Coordinators, Inc., L+425, 1.25% LIBOR Floor, 5/10/2020	6 Month LIBOR	Containers, Packaging & Glass	1,500,000	1,496,250	1,492,500
Plano Molding Co., Inc., L+425, 1.00% LIBOR Floor, 10/11/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,484,375	2,470,064	2,484,375
Royall & Company, L+425, 1.00% LIBOR Floor, 3/5/2018	3 Month LIBOR	Services: Business	5,000,000	4,987,500	5,037,500
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,771,100	1,736,564	1,771,100
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	12 Month LIBOR	Healthcare & Pharmaceuticals	4,975,000	4,881,114	4,998,631
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	3 Month LIBOR	Energy: Oil & Gas	1,191,000	1,180,322	1,199,933
Survey Sampling International, LLC, L+450, 1.00% LIBOR Floor, 12/12/2019	3 Month LIBOR	Services: Business	3,250,000	3,218,843	3,233,750
Tectum Holdings, Inc., L+425, 1.25% LIBOR Floor, 9/12/2018	3 Month LIBOR	Automotive	2,250,000	2,244,375	2,250,000
The TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,104,725	2,065,190	2,104,725
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/5/2018	3 Month LIBOR	Services: Consumer	4,838,750	4,562,894	4,778,266
Trimark USA, LLC, L+625, 1.00% LIBOR Floor, 5/11/2019	3 Month LIBOR	Beverage, Food & Tobacco	5,000,000	4,952,305	5,037,500
Total Senior Secured First Lien Term Loans				83,294,303	84,299,368
Senior Secured Second Lien Term Loans - 20.9%
The Active Network, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	High Tech Industries	2,820,000	2,806,419	2,890,500
Camp International Holding Company, L+725, 1.00% LIBOR Floor, 11/30/2019	1 Month LIBOR	Services: Business	2,029,000	2,029,000	2,073,384
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000,000	5,003,270	5,050,000
Elements Behavioral Health, Inc., L+825, 1.00% LIBOR Floor, 2/11/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000,000	4,950,761	4,950,000
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	6 Month LIBOR	Services: Consumer	800,000	796,435	814,500
H.D. Vest, Inc., L+800, 1.25% LIBOR Floor, 6/18/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	854,000	844,663	849,730
Healogics, Inc., L+800, 1.25% LIBOR Floor, 2/5/2020	6 Month LIBOR	Healthcare & Pharmaceuticals	500,000	495,711	512,085
Landslide Holdings, Inc., L+725, 1.00% LIBOR Floor, 2/25/2021	3 Month LIBOR	Services: Business	4,810,000	4,809,092	4,864,113
Learfield Communications, Inc., L+775, 1.00% LIBOR Floor, 10/9/2021	3 Month LIBOR	Media: Broadcasting & Subscription	1,417,333	1,403,550	1,452,766
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	3,500,000	3,461,450	3,500,000
SESAC Holdco II, LLC, L+875, 1.25% LIBOR Floor, 8/8/2019	1 Month LIBOR	Media: Broadcasting & Subscription	1,500,000	1,521,274	1,530,000
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021	2 Month LIBOR	Hotel, Gaming & Leisure	6,220,000	6,220,000	6,359,950
Sprint Industrial Holdings, LLC, L+1,000, 1.25% LIBOR Floor, 11/14/2019	3 Month LIBOR	Energy: Oil & Gas	500,000	490,858	505,000
Tectum Holdings, Inc., P+700, 2.00% Base Rate Floor, 3/12/2019	Prime	Automotive	4,650,000	4,626,750	4,638,375
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020(f)	3 Month LIBOR	Media: Broadcasting & Subscription	675,178	670,131	683,618
Trimark USA, LLC, L+900, 1.00% LIBOR Floor, 8/12/2019	3 Month LIBOR	Beverage, Food & Tobacco	5,000,000	4,901,879	5,031,250
WP CPP Holdings, LLC, L+775, 1.00% LIBOR Floor, 4/30/2021	3 Month LIBOR	Aerospace & Defense	1,435,000	1,427,825	1,458,319
Total Senior Secured Second Lien Term Loans				46,459,068	47,163,590

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

March 31, 2014

(unaudited)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Collateralized Securities - 4.9%
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 1.00% LIBOR Floor, 10/20/2025(g)	3 Month LIBOR	Diversified Financials	2,000,000	1,850,000	1,876,020
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, Residual, 10/20/2025(g)	N/A	Diversified Financials	2,000,000	1,896,000	1,892,300
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(g)	3 Month LIBOR	Diversified Financials	2,500,000	2,293,438	2,297,152
JPMorgan Chase Bank, N.A. Credit Link Note, L+1,225, 12/20/2021(g)	3 Month LIBOR	Diversified Financials	5,000,000	5,000,000	4,979,500
Total Collateralized Securities				11,039,438	11,044,972
Short Term Investments - 4.9%(h)
First American Treasury Obligations Fund, Class Z Shares(i)			11,003,717	11,003,717	11,003,717
Total Short Term Investments				11,003,717	11,003,717
TOTAL INVESTMENTS - 68.1%				$151,796,526	$153,511,647
OTHER ASSETS IN EXCESS OF LIABILITIES - 31.9%					$71,958,415
NET ASSETS - 100%					$225,470,062

TOTAL RETURN SWAP - 1.2%			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (see Note 6)			$230,257,406		$2,756,542

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note (g) below. The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.

(b)

The 1, 2, 3, 6 and 12 month London Interbank Offered Rate, or LIBOR, rates were 0.15%, 0.19%, 0.23%, 0.33% and 0.56%, respectively, as of March 31, 2014. The prime rate was 3.25% as of March 31, 2014. The applicable LIBOR rate as of March 31, 2014 for the loan listed may not be the applicable LIBOR rate, as the loan may have been priced or repriced based on a LIBOR rate prior to March 31, 2014.

(c)			Fair value determined by the Company’s board of directors (see Note 8).
(d)			The Company is committed to fund an additional $1,330,668 as of March 31, 2014 (see Note 6 and Note 10). The Company is committed to fund an additional $188,175 as of May 8, 2014.
(e)			The Company is committed to fund an additional $1,724,000 as of March 31 and May 8, 2014 (see Note 6 and Note 10).
(f)			Position or portion thereof unsettled as of March 31, 2014.
(g)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2014, 92.1% of the Company’s total assets represented qualifying assets. In addition, as described in Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 79.6% of the Company’s total assets represented qualifying assets as of March 31, 2014.

(h)			Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.
(i)			Effective yield as of March 31, 2014 is <0.01%.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2013

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Senior Secured First Lien Term Loans - 42.7%
ABRA, Inc., L+600, 1.25% LIBOR Floor, 5/10/2018(d)	3 Month LIBOR	Automotive	$5,980,924	$5,921,292	$5,921,115
Captive Resources Midco, LLC, L+550, 1.25% LIBOR Floor, 10/31/2018	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	987,500	972,809	987,500
CHI Overhead Doors, L+425, 1.25% LIBOR Floor, 3/18/2019	3 Month LIBOR	Construction & Building	936,944	932,772	938,701
Collision Holding Company, LLC, L+775, 1.25% LIBOR Floor, 5/10/2018	3 Month LIBOR	Automotive	1,568,127	1,552,492	1,552,445
Custom Ecology, Inc., L+550, 1.25% LIBOR Floor, 6/26/2019	3 Month LIBOR	Environmental Industries	1,900,450	1,882,554	1,909,952
Distribution International, Inc., L+650, 1.00% LIBOR Floor, 7/16/2019	3 Month LIBOR	Construction & Building	2,487,500	2,468,327	2,476,555
F+W Media, Inc., L+650, 1.25% LIBOR Floor, 6/30/2019	3 Month LIBOR	Media: Diversified & Production	1,990,000	1,839,629	1,920,350
Fender Musical Instruments Corp., L+450, 1.25% LIBOR Floor, 4/3/2019	6 Month LIBOR	Consumer Goods: Non-Durable	447,500	443,456	455,193
H.D. Vest, Inc., L+450, 1.25% LIBOR Floor, 12/18/2018	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	597,438	593,254	594,450
ILC Industries, LLC, L+650, 1.50% LIBOR Floor, 7/11/2018	3 Month LIBOR	Consumer Goods: Non-Durable	4,456,187	4,471,616	4,467,327
Landslide Holdings, Inc., L+425, 1.00% LIBOR Floor, 8/9/2019	3 Month LIBOR	Services: Business	2,449,690	2,426,101	2,469,594
Merrill Corp., L+625, 1.00% LIBOR Floor, 3/8/2018	1 Month LIBOR	Services: Business	649,021	643,301	661,729
National Surgical Hospitals, Inc., L+450, 1.25% LIBOR Floor, 8/1/2019	1 Month LIBOR	Healthcare & Pharmaceuticals	3,491,250	3,456,338	3,526,163
Packaging Coordinators, Inc., L+425, 1.25% LIBOR Floor, 5/10/2020	6 Month LIBOR	Containers, Packaging & Glass	1,500,000	1,492,500	1,500,000
Plano Molding Co., Inc., L+425, 1.00% LIBOR Floor, 10/11/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,500,000	2,484,517	2,500,000
Prowler Acquisition Corp., L+475, 1.25% LIBOR Floor, 3/19/2019	3 Month LIBOR	Energy: Oil & Gas	1,925,000	1,905,750	1,915,375
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,775,550	1,740,993	1,760,014
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	12 Month LIBOR	Healthcare & Pharmaceuticals	4,987,500	4,892,609	4,931,391
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	3 Month LIBOR	Energy: Oil & Gas	1,194,000	1,182,670	1,208,925
Survey Sampling International, LLC, L+450, 1.00% LIBOR Floor, 12/12/2019	3 Month LIBOR	Services: Business	9,250,000	9,158,059	9,157,500
The TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,110,000	2,068,064	2,104,725
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/5/2018	3 Month LIBOR	Services: Consumer	4,900,000	4,607,683	4,814,250
Wastequip, LLC, L+450, 1.00% LIBOR Floor, 8/9/2019	6 Month LIBOR	Capital Equipment	2,985,000	2,970,869	3,014,850
Westway Group, L+400, 1.00% LIBOR Floor, 2/27/2020	6 Month LIBOR	Services: Business	992,500	988,030	999,326
Total Senior Secured First Lien Term Loans				61,095,685	61,787,430
Senior Secured Second Lien Term Loans - 15.6%
The Active Network, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	High Tech Industries	2,820,000	2,805,900	2,876,400
Camp International Holding Company, L+725, 1.00% LIBOR Floor, 11/30/2019	1 Month LIBOR	Services: Business	2,029,000	2,029,000	2,073,384
Centaur Gaming, L+750, 1.25% LIBOR Floor, 2/20/2020	6 Month LIBOR	Hotel, Gaming & Leisure	500,000	495,297	515,000
Digital Insight Corporation, L+775, 1.00% LIBOR Floor, 10/16/2020	3 Month LIBOR	Services: Business	385,000	381,237	393,181
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000,000	5,003,467	5,037,500
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	6 Month LIBOR	Services: Consumer	800,000	796,341	813,876
H.D. Vest, Inc., L+800, 1.25% LIBOR Floor, 6/18/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	854,000	844,079	845,460
Healogics, Inc., L+800, 1.25% LIBOR Floor, 2/5/2020	6 Month LIBOR	Healthcare & Pharmaceuticals	500,000	495,426	511,250
Learfield Communications, Inc., L+775, 1.00% LIBOR Floor, 10/9/2021	3 Month LIBOR	Media: Broadcasting & Subscription	1,417,333	1,403,174	1,452,766
LTS Buyer, LLC, L+675, 1.25% LIBOR Floor, 4/12/2021	6 Month LIBOR	Telecommunications	500,000	495,233	505,835
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021(f)	3 Month LIBOR	Telecommunications	3,500,000	3,461,450	3,467,205
SESAC Holdco II, LLC, L+875, 1.25% LIBOR Floor, 8/8/2019	1 Month LIBOR	Media: Broadcasting & Subscription	1,500,000	1,522,110	1,537,500
Sprint Industrial Holdings, LLC, L+1,000, 1.25% LIBOR Floor, 11/14/2019	3 Month LIBOR	Energy: Oil & Gas	500,000	490,421	505,000
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	543,290	538,266	554,156
WP CPP Holdings, LLC, L+775, 1.00% LIBOR Floor, 4/30/2021	3 Month LIBOR	Aerospace & Defense	1,435,000	1,427,930	1,463,701
Total Senior Secured Second Lien Term Loans				22,189,331	22,552,214

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2013

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Collateralized Securities - 6.1%
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(e)	3 Month LIBOR	Diversified Financials	2,000,000	1,850,000	1,850,000
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, Residual, 10/20/2025(e)	N/A	Diversified Financials	2,000,000	1,896,000	1,945,600
JPMorgan Chase Bank, N.A. Credit Link Note, L+1,225, 12/20/2021(e)	3 Month LIBOR	Diversified Financials	5,000,000	5,000,000	5,000,000
Total Collateralized Securities				8,746,000	8,795,600
Short Term Investments - 7.9%(g)
First American Treasury Obligations Fund, Class Z Shares(h)			11,383,669	11,383,669	11,383,669
Total Short Term Investments				11,383,669	11,383,669
TOTAL INVESTMENTS - 72.3%				$103,414,685	$104,518,913
OTHER ASSETS IN EXCESS OF LIABILITIES - 27.7%					$40,051,572
NET ASSETS - 100%					$144,570,485

TOTAL RETURN SWAP - 1.1%			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (see Note 6)			$148,199,937		$1,548,617

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (d) below. The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.

(b)

The 1, 2, 3, 6 and 12 month LIBOR rates were 0.17%, 0.21%, 0.25%, 0.35% and 0.58%, respectively, as of December 31, 2013. The applicable LIBOR rate as of December 31, 2013 for the loan listed may not be the applicable LIBOR rate, as the loan may have been priced or repriced based on a LIBOR rate prior to December 31, 2013.

(c)			Fair value determined by the Company’s board of directors (see Note 8).
(d)			The Company is committed to fund an additional $2,450,758 as of December 31, 2013 (see Note 6 and Note 10). The Company is committed to fund an additional $1,330,667 as of March 7, 2014.
(e)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2013, 88.2% of the Company’s total assets represented qualifying assets. In addition, as described in Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 76.1% of the Company’s total assets represented qualifying assets as of December 31, 2013.

(f)			Position or portion thereof unsettled as of December 31, 2013.
(g)			Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.
(h)			Effective yield as of December 31, 2013 is <0.01%.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. The Company’s portfolio is comprised primarily of investments in senior secured loans and, to a lesser extent, second lien loans, collateralized loan obligations and long-term subordinated loans, referred to as mezzanine loans, of private and thinly traded U.S. middle-market companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2013 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The December 31, 2013 consolidated balance sheet and the consolidated schedule of investments are derived from the 2013 audited consolidated financial statements.

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

Short Term Investments

Short term investments include an investment in a U.S. Treasury Obligations Fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $11,003,717 and $11,383,669 of such investments at March 31, 2014 and December 31, 2013, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Organization Costs and Offering Expenses

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

Offering expenses include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statement in connection with the continuous public offering of the Company’s shares. Certain offering expenses have been funded by IIG and its affiliates, and there is no liability for these offering expenses to the Company until IIG and its affiliates submit such costs for reimbursement. Upon meeting the minimum offering requirement on December 17, 2012, the Company incurred and capitalized offering expenses of $1,000,000 that were submitted for reimbursement by IIG (see Note 4). These expenses were fully amortized over a twelve month period as an adjustment to capital in excess of par value. The Company will expense any additional offering expenses incurred by IIG and its affiliates if and when IIG and its affiliates submit such costs for reimbursement.

The following table summarizes organization costs and offering expenses incurred by IIG and by the Company from January 31, 2012 (Inception) through March 31, 2014:

	Organization Costs and Offering Expenses Incurred by IIG
Period	Organization Costs	Offering Expenses	Total
Year Ended
December 31, 2012(1)	$191,717	$1,820,128	$2,011,845
December 31, 2013	-	-	-
Three Months Ended
March 31, 2014	-	-	-
Total	191,717	1,820,128	2,011,845
Expenses submitted for reimbursement by IIG(2)	-	(1,591,475)	(1,591,475)
Total Unreimbursed Expenses Incurred by IIG	$191,717	$228,653	$420,370

	Organization Costs and Offering Expenses Incurred by the Company(3)
Period	Organization Costs	Offering Expenses	Total
Year Ended
December 31, 2012(1)	$-	$29,652	$29,652
December 31, 2013	-	1,786,978	1,786,978
Three Months Ended
March 31, 2014	-	539,720	539,720
Total	-	2,356,350	2,356,350
Expenses reimbursed by the Company(2)	-	1,591,475	1,591,475
Total Expenses Incurred by the Company	$-	$3,947,825	$3,947,825

Expenses paid as of March 31, 2014	$-	$3,061,183	$3,061,183
Expenses accrued as of March 31, 2014(4)	-	886,642	886,642
Total Expenses Incurred by the Company	$-	$3,947,825	$3,947,825

(1)	Organization costs and offering expenses were incurred from January 31, 2012 (Inception) through December 31, 2012.
(2)

Of this amount, $1,000,000 of expenses charged directly to equity were submitted for reimbursement by IIG on December 17, 2012, and $591,475 of expenses charged directly to general and administrative expense were submitted for reimbursement by IIG during the three months ended March 31, 2014.

(3)	Offering expenses incurred directly by the Company are included in general and administrative expense on the consolidated statements of operations.
(4)

Of this amount, $591,475 of offering expenses accrued by the Company are included in due to IIG - offering expenses on the consolidated balance sheets. The remainder is included in accounts payable and accrued expenses on the consolidated balance sheets.

No material organization costs or offering expenses have been incurred subsequent to March 31, 2014.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

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

Book and tax differences relating to permanent differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP (see Note 5). During the three months ended March 31, 2014 and 2013, the Company declared distributions of $3,314,444 and $208,766, respectively.

Uncertainty in Income Taxes

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold for the purposes of measuring and recognizing tax liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by the taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of and during the three months ended March 31, 2014 and 2013, the Company did not have any uncertain tax positions.

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

The Company’s investments as of March 31, 2014, excluding short term investments,  consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investments. Except as described below, for each investment, CIM will attempt to obtain the most recent closing public market price. If no sales of such investment occurred on the determination date, such investment will be valued at the midpoint of the “bid” and the “ask” price at the close of business on such day. Portfolio securities that carry certain restrictions on sale will typically be consistently valued at a discount from the public market value of the security.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

The Company valued its total return swap, or TRS, in accordance with the agreements between Flatiron and Citibank, N.A., or Citibank, which collectively establish the TRS, or TRS Agreement. Pursuant to the TRS Agreement, the fair value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation primarily on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect a price that market participants may be willing to pay for an investment. These valuations are sent to the Company for review and testing. The Company reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of the quarterly valuation process. To the extent the Company has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuations will be discussed or challenged pursuant to the terms of the TRS Agreement. As a result of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that the total fair value of the TRS should be classified as Level 3 within the fair value hierarchy. If the Company owns identical investments in its investment portfolio and through the TRS, the Company utilizes the TRS pricing for consistency. For additional information on the TRS, see Note 7.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

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

The Company may have investments in its investment portfolio that contain a paid-in-kind, or PIK, interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash.

Loans and debt securities, including those that are individually identified as being impaired under Accounting Standards Codification 310, or ASC 310, Receivables, are generally placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the debt agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan or security is placed on nonaccrual status is reversed against interest income. Interest income is recognized on nonaccrual loans or debt securities only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan or debt security. Loans or securities are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

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

Derivative Instrument

The Company’s only derivative instrument is the TRS. The Company marks its derivative to market through net change in unrealized appreciation on total return swap in the consolidated statements of operations. For additional information on the TRS, see Note 7.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory agreement the Company entered into with CIM, the incentive fee on capital gains earned on liquidated investments of the Company’s investment portfolio during operations is determined and payable in arrears as of the end of each calendar year. Such fee equals 20% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a cumulative basis and to the extent that all realized capital losses and unrealized capital depreciation exceed realized capital gains as well as the aggregate realized net capital gains for which a fee has previously been paid, the Company would not be required to pay CIM a capital gains incentive fee. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

CIM has not taken any incentive fees with respect to the Company’s TRS to date. For purposes of computing the capital gains incentive fee, CIM will become entitled to a capital gains incentive fee only upon the termination or disposition of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS will be realized. For purposes of computing the subordinated incentive fee on income, CIM is not entitled to a subordinated incentive fee on income with respect to the TRS. Any unrealized gains on the TRS are reflected in total assets on the Company’s consolidated balance sheets and included in the computation of the base management fee.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

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

Note 3. Share Transactions

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014		March 31, 2013
	Shares	Amount	Shares	Amount
Gross proceeds from the offering	8,232,851	$84,923,898	1,208,522	$12,135,218
Reinvestment of distributions	248,836	2,333,953	3,263	31,413
Total gross proceeds	8,481,687	87,257,851	1,211,785	12,166,631
Sales commissions and dealer manager fees	-	(7,750,349)	-	(1,127,904)
Net proceeds from share transactions	8,481,687	$79,507,502	1,211,785	$11,038,727

During the three months ended March 31, 2014 and 2013, the Company sold 8,481,687 and 1,211,785 shares, respectively, at an average price per share of $10.29 and $10.04, respectively.

The proceeds from the reinvestment of shareholder distributions are included in the gross proceeds from the Company’s offering for purposes of determining the total amount of organization costs and offering expenses that can be paid by the Company (see Note 4).

As of March 31, 2014, the Company sold 23,991,865 shares for gross proceeds of $244,390,076 at an average price per share of $10.19. The gross proceeds received include reinvested shareholder distributions of $3,876,967, for which the Company issued 411,716 shares of common stock. Since commencing its continuous public offering on July 2, 2012 and through May 8, 2014, the Company sold 28,211,914 shares of common stock for net proceeds of $287,721,756 at an average price per share of $10.20. The net proceeds include gross proceeds received from reinvested shareholder distributions of $4,847,114, for which the Company issued 514,868 shares of common stock and gross proceeds paid for shares of common stock tendered for repurchase of $45,905, for which the Company repurchased 4,881 shares of common stock.

 During the period from April 1, 2014 to May 8, 2014, the Company sold 4,220,049 shares of common stock for net proceeds of $43,331,680 at an average price per share of $10.27. The net proceeds include gross proceeds received from reinvested shareholder distributions of $970,147, for which the Company issued 103,152 shares of common stock and gross proceeds paid for shares of common stock tendered for repurchase of $45,905, for which the Company repurchased 4,881 shares of common stock.

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

Share Repurchase Program

Beginning in the first quarter of 2014 the Company began offering, and on a quarterly basis thereafter it intends to continue offering, to repurchase shares on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s shareholders or would violate applicable law.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

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

On April 2, 2014, the Company completed its first tender offer in connection with its share repurchase program and repurchased 4,880.906 shares (representing 100% of the shares of common stock tendered for repurchase) at $9.405 per share for aggregate consideration totaling $45,905.

Any periodic repurchase offers are subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the Code and the 1940 Act. While the Company conducts quarterly tender offers as described above, it is not required to do so and may suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

Note 4. Transactions with Related Parties

The Company has entered into an investment advisory agreement with CIM. Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is described in Note 2. Refer to Note 7 for a discussion of CIM’s entitlement to receive incentive fees and accrual of the incentive fee on capital gains with respect to the TRS.

The Company began accruing fees under the investment advisory agreement on December 17, 2012, upon the commencement of the Company’s operations. For the three months ended March 31, 2014 and 2013, CIM earned $908,807 and $44,742 in management fees, respectively. During these periods, all management fees were reimbursed to the Company by IIG in accordance with the expense support and conditional reimbursement agreement entered into with IIG, or the expense support and conditional reimbursement agreement.

The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2014 and 2013, the Company recorded capital gains incentive fees of $525,326 and $117,023, respectively, based on the performance of its investment portfolio, of which $386,656 and $74,992, respectively, were based on net unrealized gains and $138,670 and $42,031, respectively, were based on realized gains. During these periods, all incentive fees generated from realized gains were reimbursed to the Company by IIG in accordance with the expense support and conditional reimbursement agreement. In addition, see Note 7 for a discussion of CIM’s entitlement to receive incentive fees and accrual of the incentive fee on capital gains with respect to the TRS.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse the Company for expenses in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. Pursuant to the expense support and conditional reimbursement agreement, the Company has a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies exceeds the distributions paid by the Company to its shareholders. For the three months ended March 31, 2014 and 2013, the total expense reimbursement from IIG was $1,048,858 and $819,373, respectively, relating to certain operating expenses.

On December 13, 2013, the Company and IIG amended and restated the expense support and conditional reimbursement agreement to extend the termination date of such agreement from January 30, 2014 to January 30, 2015.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG, which are subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. A substantial portion of the Company’s distributions have resulted, and future distributions may result, from expense reimbursements from IIG, which are subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital for tax purposes. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or IIG continues to make such expense reimbursements. Shareholders should also understand that the Company’s future repayments will reduce the distributions that they would otherwise receive.  There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.  IIG has no obligation to provide expense reimbursements to the Company in future periods. For the three months ended March 31, 2014 and 2013, if expense reimbursements from IIG were not supported, some or all of the distributions may have been a return of capital for tax purposes.

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by the Company for each of the following three month periods.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$116,706	$-	$116,706	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819,373	-	819,373	2.75%	7.00%	March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%	June 30, 2016
September 30, 2013	1,296,834	-	1,296,834	0.49%	7.00%	September 30, 2016
December 31, 2013	695,160	-	695,160	0.31%	7.00%	December 31, 2016
March 31, 2014	1,048,858	-	1,048,858	0.52%	7.00%	March 31, 2017
Total	$5,124,467	$-	$5,124,467

(1)

Operating expenses include all expenses borne by the Company, except for organization costs and offering expenses, base management fees, incentive fees, administrative services expenses and other general and administrative expenses owed to CIM and its affiliates and interest expense.

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

Pursuant to the expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement (i) if expense reimbursement amounts funded by IIG exceed operating expenses incurred during any fiscal quarter, (ii) if the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to shareholders, and (iii) during any fiscal quarter occurring within three years of the date on which IIG funded such amount.

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, the Company may or may not be requested to reimburse any of these costs by IIG. As of March 31, 2014, the total net payable due to IIG was $970,278, of which $591,475 was related to organization costs and offering expenses submitted for reimbursement and $378,803 was related to fees earned and expense reimbursement support provided by IIG during the three months ended March 31, 2014. As of December 31, 2013, the net reimbursement due from IIG was $545,593.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

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

The Company entered into an administration agreement with CIM’s affiliate, ICON Capital, LLC, formerly known as ICON Capital Corp., or ICON Capital, pursuant to which ICON Capital furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. ICON Capital is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement will be for the lower of ICON Capital’s actual costs or the amount that the Company would be required to pay for comparable administrative services in the same geographic location. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital. For the three months ended March 31, 2014 and 2013, the Company incurred administrative services expenses to ICON Capital of $415,395 and $263,555, respectively, the majority of which related to the allocation of costs of administrative personnel for services rendered to the Company and the remainder related to other reimbursable expenses. During these periods, all or a portion of administrative expenses were reimbursed by IIG in accordance with the expense support and conditional reimbursement agreement.

                The Company’s payment of organization costs and offering expenses will not exceed 1.5% of the actual gross proceeds raised from the offering (without giving effect to any potential reimbursements from IIG and its affiliates). If the Company sells the maximum number of shares at its latest public offering price of $10.45 per share, the Company estimates that it may incur up to approximately $15,675,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed. Previously, the Company interpreted “raised” to mean all gross proceeds that the Company expected to raise through the completion of the offering of its shares, which could be late as December 31, 2015, rather than actual gross proceeds raised through the date of reimbursement. Consistent with such application and since the Company believed it would raise at least $100 million through the completion of the offering of its shares, upon commencement of operations on December 17, 2012, the Company issued 111,111 shares of the Company’s common stock at $9.00 per share to IIG in lieu of payment of $1,000,000 for organization costs and offering expenses submitted for reimbursement. The transactions satisfied an independent obligation of IIG to invest $1,000,000 in the Company’s shares. Through that date, the Company had raised gross proceeds from unaffiliated outside investors of $2,639,439 and from affiliated investors of $2,000,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $69,592.

With respect to any future reimbursements for organization costs and offering expenses, the Company will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.  Consistent with this interpretation, on May 30, 2013, IIG paid the Company $1,000,000, plus interest accrued at a rate of 7% per year.

From inception through March 31, 2014, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,012,000, of which $1,591,475 has been submitted to the Company for reimbursement, and of which the Company paid $450,000 in October 2013 and $550,000 in March 2014. No additional material organization costs or offering expenses have been incurred by IIG or its affiliates subsequent to March 31, 2014. The decision to fund the Company’s organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, the Company may or may not be requested to reimburse any remaining costs funded by IIG and its affiliates.

As of March 31, 2014, the Company raised gross proceeds of $244,390,076, of which it can pay up to $3,665,851 in organization costs and offering expenses (which represents 1.5% of the actual gross proceeds raised). Through March 31, 2014, the Company paid $3,061,183 of such costs and expenses, leaving an additional $604,668 that can be paid, of which $591,475 was submitted for reimbursement by IIG during the quarter. As of May 8, 2014, the Company raised gross proceeds of $287,721,756, of which it can pay up to $4,315,826 in organization costs and offering expenses (which represents 1.5% of the actual gross proceeds raised). Through May 8, 2014, the Company paid $3,410,105 of such costs and expenses, leaving an additional $905,721 that can be paid.

The Company has entered into certain agreements with CIM’s affiliate, ICON Securities, LLC, formerly known as ICON Securities Corp., or ICON Securities, whereby the Company pays certain fees and reimbursements. ICON Securities is entitled to receive a 3% dealer manager fee from gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. For the three months ended March 31, 2014, the Company incurred sales commissions of $5,237,154 to the selling dealers and dealer manager fees of $2,513,195 to ICON Securities. Since commencing its continuous public offering on July 2, 2012 and through May 8, 2014, the Company paid or accrued sales commissions of $16,934,881 to the selling dealers and dealer manager fees of $8,177,216 to ICON Securities.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months	Three Months
			Ended	Ended
Entity	Capacity	Description	March 31, 2014	March 31, 2013
ICON Securities	Dealer manager	Dealer manager fees(1)	$2,513,195	$358,269
CIM	Investment adviser	Management fees(2)(3)	908,807	44,742
CIM	Investment adviser	Incentive fees(2)(3)	525,326	117,023
ICON Capital	Administrative services provider	Administrative services expense(2)(3)	415,395	263,555
IIG	Sponsor	Organization costs and offering expenses reimbursement(2)	591,475	-
			$4,954,198	$783,589

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

Note 5. Distributions

The Company’s board of directors declared distributions for twenty four and nine record dates during the year ended December 31, 2013 and three months ended March 31, 2014, respectively. Declared distributions are paid monthly.

The following table presents cash distributions per share that were declared during the year ended December 31, 2013 and three months ended March 31, 2014:

	Distributions
Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013 (six record dates)	$0.1769	$208,766
June 30, 2013 (six record dates)	0.1788	518,630
September 30, 2013 (six record dates)	0.1799	1,089,797
December 31, 2013 (six record dates)	0.1806	2,157,124
Fiscal 2014
March 31, 2014 (nine record dates)	$0.1679	$3,314,444

On February 1, 2014, the Company changed from semi-monthly closings to weekly closings for the sale of the Company’s shares pursuant to its continuous public offering. As result, the Company’s board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of common stock.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

On March 14, 2014, the Company’s board of directors declared five weekly cash distributions of $0.014067 per share, which were paid on April 30, 2014 to shareholders of record on April 1, April 8, April 15, April 22 and April 29, 2014. On April 15, 2014, the board of directors declared four weekly cash distributions of $0.014067 per share, payable on May 28, 2014 to shareholders of record on May 6, May 13, May 20 and May 27, 2014.

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

The following table reflects the sources of cash distributions that the Company has declared on its shares of common stock during the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014			March 31, 2013
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net realized gain on total return swap
Net interest and other income from TRS portfolio	$0.1197	$2,360,371	71.3%	$0.0683	$80,614	38.6%
Net gain on TRS loan sales	0.0306	603,108	18.2%	0.1047	123,575	59.2%
Net realized gain on investments	0.0087	173,714	5.2%	0.0039	4,577	2.2%
From other sources(1)	0.0089	177,251	5.3%	-	-	-
Total distributions	$0.1679	$3,314,444	100.0%	$0.1769	$208,766	100.0%

(1) Includes adjustments made to net investment income to arrive at taxable income available for distributions.

It is the Company's policy to comply with all requirements of the Code applicable to regulated investment companies and to distribute substantially all of its taxable income to its shareholders. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a federal excise tax. Accordingly, no federal income tax provision was required.

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

The tax components of accumulated earnings for the current year will be determined at year end. As of December 31, 2013, the components of accumulated earnings on a tax basis were as follows:

December 31, 2013
Undistributed net investment income	$80,044
Performance-based incentive fee on unrealized gains	(530,569)
Net unrealized appreciation on investments and total return swap	2,603,245
$2,152,720

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

As of March 31, 2014, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $4,528,973; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $62,844; the net unrealized appreciation was $4,466,129; the aggregate cost of securities for Federal income tax purposes was $151,802,060.

As of December 31, 2013, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,726,569; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $123,324; the net unrealized appreciation was $2,603,245; the aggregate cost of securities for Federal income tax purposes was $103,464,285.

Note 6. Investments

The composition of the Company’s investment portfolio as of March 31, 2014 and December 31, 2013 at amortized cost and fair value was as follows:

	March 31, 2014			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured term loans - first lien	$83,294,303	$84,299,368	54.9%	$61,095,685	$61,787,430	59.1%
Senior secured term loans - second lien	46,459,068	47,163,590	30.7%	22,189,331	22,552,214	21.6%
Collateralized securities	11,039,438	11,044,972	7.2%	8,746,000	8,795,600	8.4%
Short term investments(2)	11,003,717	11,003,717	7.2%	11,383,669	11,383,669	10.9%
Total investments	$151,796,526	$153,511,647	100.0%	$103,414,685	$104,518,913	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on the Company’s investments.
(2) Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$15,839,696	10.3%	$15,754,714	15.1%
High Tech Industries	15,594,028	10.2%	2,876,400	2.8%
Automotive	15,470,635	10.1%	7,473,560	7.2%
Healthcare & Pharmaceuticals	13,973,688	9.1%	8,968,804	8.6%
Diversified Financials	11,044,972	7.2%	8,795,600	8.4%
Beverage, Food & Tobacco	10,068,750	6.6%	-	-
Media: Diversified & Production	9,513,441	6.2%	1,920,350	1.8%
Consumer Goods: Non-Durable	8,908,925	5.9%	9,527,245	9.1%
Chemicals, Plastics & Rubber	6,821,100	4.4%	6,797,514	6.5%
Hotel, Gaming & Leisure	6,359,950	4.1%	515,000	0.5%
Retail	5,667,188	3.7%	-	-
Services: Consumer	5,592,766	3.6%	5,628,126	5.3%
Media: Broadcasting & Subscription	3,666,384	2.4%	3,544,422	3.4%
Telecommunications	3,500,000	2.3%	3,973,040	3.8%
Construction & Building	2,487,453	1.6%	3,415,256	3.3%
Environmental Industries	1,902,784	1.2%	1,909,952	1.8%
Energy: Oil & Gas	1,704,933	1.1%	3,629,300	3.5%
Containers, Packaging & Glass	1,492,500	1.0%	1,500,000	1.4%
Aerospace & Defense	1,458,319	0.9%	1,463,701	1.4%
Banking, Finance, Insurance & Real Estate	1,440,418	0.9%	2,427,410	2.3%
Capital Equipment	-	-	3,014,850	2.9%
U.S. Treasury Securities	11,003,717	7.2%	11,383,669	10.9%
Total	$153,511,647	100.0%	$104,518,913	100.0%

	March 31, 2014		December 31, 2013
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$135,686,830	88.4%	$86,337,730	82.6%
Netherlands	5,050,000	3.3%	5,037,500	4.8%
Switzerland	1,771,100	1.1%	1,760,014	1.7%
U.S. Treasury Securities	11,003,717	7.2%	11,383,669	10.9%
Total	$153,511,647	100.0%	$104,518,913	100.0%

(1) The geographic dispersion is determined by the portfolio company's country of domicile.

As of March 31, 2014 and December 31, 2013, there were no delinquent or non-accrual debt investments.

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

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, unfunded delayed drawdown loan commitments, or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2014 and December 31, 2013, the Company’s unfunded loan commitments amounted to $3,054,668 and $2,450,758, respectively. For the specific portfolio companies which the Company is committed to fund additional amounts as of March 31, 2014 and December 31, 2013, refer to the consolidated schedule of investments.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 7. Total Return Swap

On December 17, 2012, the Company, through its wholly-owned subsidiary, Flatiron, entered into a TRS with Citibank. Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, extend the termination or call date from December 17, 2013 to December 17, 2014, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $150 million to $225 million, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS to $275 million effective February 18, 2014 and to $325 million effective April 30, 2014.

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

The obligations of Flatiron under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Flatiron, which generally will equal the value of cash collateral provided by Flatiron under the TRS. Pursuant to the terms of the TRS, Flatiron may select loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $325,000,000. Flatiron is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Flatiron agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Flatiron are available to pay the debts of the Company.

Each individual loan must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans be rated by Moody’s and S&P, be part of a loan facility of at least $125 million and have at least two bid quotations from a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Flatiron receives from Citibank all interest and fees payable in respect of the loans included in the TRS. Flatiron pays to Citibank interest at a rate equal to, in respect of each loan included in the TRS, the floating rate index specified for such loan plus 1.35% per year. In addition, upon the termination or repayment of any loan subject to the TRS, Flatiron will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Citibank may terminate the TRS on or after December 17, 2014, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 80% of the maximum portfolio amount, multiplied by 1.35% per year. The Company estimates the early termination fee would have been approximately $2,111,285 at March 31, 2014. Other than during the first nine months and last 180 days of the term of the TRS, Flatiron may be required to pay a minimum usage fee in connection with the TRS. At March 31, 2014, Flatiron was not subject to a minimum usage fee.

The value of the TRS is based on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold such loan in the open market. As of March 31, 2014 and December 31, 2013, the fair value of the TRS was $2,756,542 and $1,548,617, respectively. The fair value of the TRS is reflected as unrealized appreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation on total return swap. As of March 31, 2014 and December 31, 2013, Flatiron had selected 76 and 63 underlying loans with a total notional amount of $230,257,406 and $148,199,937, respectively. For the same periods, Flatiron posted $68,368,923 and $40,703,777 in cash collateral held by Citibank (of which only $66,536,931 and $39,285,408 was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest earned during the period. Receivable due on the TRS is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and net gains on sales and principal repayments of underlying loans of the TRS. As of and for the three months ended March 31, 2014, the net receivable and net realized gain on the TRS consisted of the following:

	March 31, 2014
	Net Receivable(1)	Net Realized Gain(2)
Interest and other income from TRS portfolio	$2,947,336	$3,073,966
Interest and other expense from TRS portfolio	(693,294)	(713,595)
Net gain on TRS loan sales	555,533	603,108
Total	$2,809,575	$2,963,479

(1)	Net receivable is reflected in receivable due on total return swap on the Company's consolidated balance sheets.
(2)	Net realized gain is reflected in net realized gain on total return swap on the Company's consolidated statements of operations.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of March 31, 2014, Flatiron was in compliance with all covenants and reporting requirements.

CIM has not taken any incentive fees with respect to the Company’s TRS to date. For purposes of computing the capital gains incentive fee, CIM will become entitled to a capital gains incentive fee only upon the termination or disposition of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS will be realized. For purposes of computing the subordinated incentive fee on income, CIM is not entitled to a subordinated incentive fee on income with respect to the TRS. Any unrealized gains on the TRS is reflected in total assets on the Company’s consolidated balance sheets and included in the computation of the base management fee.

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

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding notional amount of the TRS, less the total amount of cash collateral posted by Flatiron under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the Securities and Exchange Commission, or SEC.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2014:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Term Loans
The Active Network, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	3 Month LIBOR	High Tech Industries	$1,942,347	$1,967,978	$25,631
American Tire Distributors, Inc., L+475, 1.00% LIBOR Floor, 6/1/2018(d)	1 Month LIBOR	Automotive	3,160,875	3,161,813	938
Amneal Pharmaceuticals, LLC, L+475, 1.00% LIBOR Floor, 11/1/2019	1 Month LIBOR	Healthcare & Pharmaceuticals	3,339,315	3,385,695	46,380
Aptean, Inc., L+425, 1.00% LIBOR Floor, 2/26/2020(e)	3 Month LIBOR	High Tech Industries	3,767,100	3,787,650	20,550
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	4,987,500	5,014,600	27,100
Arc Document Solutions, Inc., L+525, 1.00% LIBOR Floor, 12/20/2018(e)	3 Month LIBOR	Services: Business	4,748,835	4,894,208	145,373
ARG IH Corporation, L+400, 1.00% LIBOR Floor, 11/15/2020	3 Month LIBOR	Beverage, Food & Tobacco	2,388,015	2,406,712	18,697
Ascensus, Inc., L+400, 1.00% LIBOR Floor, 12/2/2019	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,962,563	5,031,141	68,578
ATI Holdings, Inc., L+400, 1.00% LIBOR Floor, 12/21/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	488,813	499,097	10,284
Azure Midstream Energy, LLC, L+550, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	4,325,457	4,363,659	38,202
BBTS Borrower, LP, L+650, 1.25% LIBOR Floor, 6/4/2019	3 Month LIBOR	Energy: Oil & Gas	1,849,498	1,880,156	30,658
Bluestem Brands, Inc., L+650, 1.00% LIBOR Floor, 12/6/2018	3 Month LIBOR	Retail	4,322,311	4,366,680	44,369
Camp International Holding Company, L+375, 1.00% LIBOR Floor, 5/31/2019	3 Month LIBOR	Services: Business	1,216,926	1,229,096	12,170
Caraustar Industries, Inc., L+625, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	924,028	946,111	22,083
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/18/2019	3 Month LIBOR	Retail	7,796,565	7,845,181	48,616
CHI Overhead Doors, Inc., L+425, 1.25% LIBOR Floor, 3/18/2019	1 Month LIBOR	Construction & Building	5,983,701	5,993,693	9,992
Consolidated Aerospace Manufacturing, LLC, P+300, 1.00% Base Rate Floor, 2/28/2020(d)	Prime	Aerospace & Defense	7,236,635	7,291,183	54,548
Cyanco Intermediate Corp., L+450, 1.00% LIBOR Floor, 5/1/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	1,251,232	1,268,931	17,699
Deluxe Entertainment Services Group, Inc., L+550, 1.00% LIBOR Floor, 2/28/2020(e)	6 Month LIBOR	Media: Diversified & Production	1,160,170	1,167,947	7,777
Flexera Software, LLC, L+350, 1.00% LIBOR Floor, 4/2/2020(d)	3 Month LIBOR	High Tech Industries	1,731,300	1,740,000	8,700
Hemisphere Media Holdings, LLC, L+500, 1.25% LIBOR Floor, 7/30/2020(e)	1 Month LIBOR	Media: Broadcasting & Subscription	6,321,394	6,333,118	11,724
Herff Jones, Inc., L+450, 1.00% LIBOR Floor, 6/25/2019	1 Month LIBOR	Consumer Goods: Non-Durable	1,910,355	1,982,574	72,219
Hyperion Finance S.à r.l., L+475, 1.00% LIBOR Floor, 10/17/2019(e)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,421,419	4,503,698	82,279
Insight Pharmaceuticals, LLC, L+500, 1.25% LIBOR Floor, 8/25/2016	2 Month LIBOR	Healthcare & Pharmaceuticals	5,979,893	5,974,924	(4,969)
inVentiv Health, Inc., L+600, 1.50% LIBOR Floor, 8/4/2016	3 Month LIBOR	Healthcare & Pharmaceuticals	6,258,942	6,288,609	29,667
Kronos Worldwide, Inc., L+350, 1.00% LIBOR Floor, 10/30/2019(d)	3 Month LIBOR	Services: Business	4,646,650	4,701,523	54,873
Landslide Holdings, Inc., L+400, 1.00% LIBOR Floor, 2/25/2020	3 Month LIBOR	Services: Business	2,882,874	2,885,946	3,072
Learfield Communications, Inc., L+400, 1.00% LIBOR Floor, 10/9/2020	3 Month LIBOR	Media: Broadcasting & Subscription	744,384	749,995	5,611
Lineage Logistics, LLC, L+350, 1.00% LIBOR Floor, 4/26/2019	1 Month LIBOR	Services: Business	2,495,304	2,501,602	6,298
Marine Acquisition Corp., L+425, 1.00% LIBOR Floor, 1/30/2021	3 Month LIBOR	Capital Equipment	7,960,000	8,030,000	70,000
Merrill Corp., L+475, 1.00% LIBOR Floor, 3/8/2018	1 Month LIBOR	Services: Business	618,624	618,882	258
Mohegan Tribal Gaming Authority, L+450, 1.00% LIBOR Floor, 11/19/2019	3 Month LIBOR	Hotel, Gaming & Leisure	1,639,292	1,687,940	48,648
National Financial Partners Corp., L+425, 1.00% LIBOR Floor, 7/1/2020	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,219,425	4,239,214	19,789
Nord Anglia Education Finance, LLC, L+350, 1.00% LIBOR Floor, 3/31/2021(d)(e)	2 Month LIBOR	Services: Business	2,139,250	2,147,313	8,063
OCI Beaumont, LLC, L+500, 1.25% LIBOR Floor, 8/20/2019(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	2,280,075	2,327,436	47,361
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	4,569,426	4,619,971	50,545
Packaging Coordinators, Inc., L+425, 1.25% LIBOR Floor, 5/10/2020	3 Month LIBOR	Containers, Packaging & Glass	1,980,050	1,980,050	-
Peppermill Casinos, Inc., L+600, 1.25% LIBOR Floor, 11/9/2018	1 Month LIBOR	Hotel, Gaming & Leisure	975,175	1,012,188	37,013
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(e)	3 Month LIBOR	Aerospace & Defense	5,749,949	5,927,709	177,760
Planet Fitness Holdings, LLC, L+375, 1.00% LIBOR Floor, 3/31/2021(d)	3 Month LIBOR	Hotel, Gaming & Leisure	2,208,900	2,220,000	11,100
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	2,464,643	2,502,367	37,724
Safe-Guard Products International, LLC, L+600, 1.25% LIBOR Floor, 12/21/2018	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	2,216,396	2,259,953	43,557
SESAC Holdco II, LLC, L+400, 1.00% LIBOR Floor, 2/8/2019	1 Month LIBOR	Media: Broadcasting & Subscription	488,813	497,453	8,640
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	2,965,100	2,985,000	19,900
SRA International, L+525, 1.25% LIBOR Floor, 7/20/2018	3 Month LIBOR	High Tech Industries	2,351,305	2,399,444	48,139
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	12 Month LIBOR	Healthcare & Pharmaceuticals	3,427,866	3,482,434	54,568
STS Operating, Inc., L+375, 1.00% LIBOR Floor, 2/12/2021	3 Month LIBOR	Consumer Goods: Durable	2,985,000	3,022,500	37,500
Sutherland Global Services, L+600, 1.25% LIBOR Floor, 3/6/2019(e)	6 Month LIBOR	Services: Business	1,889,088	1,906,636	17,548
Tech Finance & Co. S.C.A., L+600, 1.25% LIBOR Floor, 7/11/2020(e)	6 Month LIBOR	Media: Broadcasting & Subscription	1,918,313	1,979,250	60,937
Tervita, L+500, 1.25% LIBOR Floor, 5/15/2018(e)	3 Month LIBOR	Environmental Industries	1,751,978	1,740,483	(11,495)
The TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,002,481	1,995,000	(7,481)
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/5/2018	3 Month LIBOR	Services: Consumer	1,950,313	1,950,313	-
Travelport, LLC, L+500, 1.25% LIBOR Floor, 6/26/2019(e)	3 Month LIBOR	Hotel, Gaming & Leisure	1,581,400	1,629,884	48,484
TriNet HR Corp., L+400, 1.00% LIBOR Floor, 8/20/2020	3 Month LIBOR	Services: Business	1,645,034	1,680,344	35,310
Vince, LLC, L+500, 1.00% LIBOR Floor, 11/27/2019(e)	6 Month LIBOR	Consumer Goods: Non-Durable	1,652,169	1,685,546	33,377
VFH Parent, LLC, L+450, 1.25% LIBOR Floor, 11/8/2016	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	2,591,067	2,628,914	37,847
W/S Packaging Group, Inc., L+400, 1.00% LIBOR Floor, 8/9/2019	3 Month LIBOR	Containers, Packaging & Glass	2,475,063	2,481,281	6,218
Washington Inventory Services, L+450, 1.25% LIBOR Floor, 12/20/2018	3 Month LIBOR	Retail	264,702	264,037	(665)
Western Dental Services, Inc., L+500, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	2,942,823	2,976,265	33,442
William Morris Endeavor Entertainment, LLC, L+425, 1.00% LIBOR Floor, 5/1/2021(d)	N/A(f)	Hotel, Gaming & Leisure	8,325,900	8,352,223	26,323
Total Senior Secured First Lien Term Loans			185,474,021	187,393,550	1,919,529

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured Second Lien Term Loans
Acquisition Glacier, Inc., L+675, 1.00% LIBOR Floor, 8/13/2021(e)	1 Month LIBOR	Healthcare & Pharmaceuticals	3,316,335	3,378,829	62,494
Applied Systems, Inc., L+650, 1.00% LIBOR Floor, 1/24/2022	3 Month LIBOR	Services: Business	3,622,625	3,704,750	82,125
Aptean, Inc., L+750, 1.00% LIBOR Floor, 2/26/2021(e)	3 Month LIBOR	High Tech Industries	2,235,950	2,298,375	62,425
Arysta LifeScience SPC, LLC, L+700, 1.25% LIBOR Floor, 11/30/2020(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,160,540	1,187,101	26,561
Asurion, LLC, L+750, 1.00% LIBOR Floor, 3/3/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	5,949,400	6,228,750	279,350
Carestream Health, Inc., L+850, 1.00% LIBOR Floor, 12/7/2019(e)	3 Month LIBOR	Healthcare & Pharmaceuticals	953,190	991,288	38,098
Del Monte Foods, Inc., L+725, 1.00% LIBOR Floor, 7/26/2021	6 Month LIBOR	Beverage, Food & Tobacco	1,811,700	1,818,563	6,863
Deltek, Inc., L+875, 1.25% LIBOR Floor, 10/10/2019	3 Month LIBOR	Services: Business	1,619,640	1,664,630	44,990
Ion Trading Technologies S.Á R.L., L+700, 1.25% LIBOR Floor, 5/22/2021(e)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	993,125	1,010,000	16,875
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022(e)	3 Month LIBOR	Services: Business	6,965,000	6,956,250	(8,750)
Performance Food Group, Inc., L+525, 1.00% LIBOR Floor, 11/14/2019	3 Month LIBOR	Beverage, Food & Tobacco	3,839,915	3,911,297	71,382
PFS Holding Corporation, L+725, 1.00% LIBOR Floor, 1/31/2022	3 Month LIBOR	Retail	7,104,300	7,148,925	44,625
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,001,875	1,000,000	(1,875)
Sheridan Holdings, Inc., L+725, 1.00% LIBOR Floor, 12/20/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	2,736,250	2,811,875	75,625
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 1/3/2020(d)	1 Month LIBOR	Healthcare & Pharmaceuticals	814,200	838,350	24,150
William Morris Endeavor Entertainment, LLC, L+725, 1.00% LIBOR Floor, 5/1/2022(d)	N/A(f)	Hotel, Gaming & Leisure	659,340	671,415	12,075
Total Senior Secured Second Lien Term Loans			44,783,385	45,620,398	837,013
Total			$230,257,406	$233,013,948	$2,756,542

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (e) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)

The 1, 2, 3, 6 and 12 month LIBOR rates were 0.15%, 0.19%, 0.23%, 0.33% and 0.56%, respectively, as of March 31, 2014. The prime rate was 3.25% as of March 31, 2014. The applicable LIBOR rate as of March 31, 2014 for the loan listed may not be the applicable LIBOR rate, as the loan may have been priced or repriced based on a LIBOR rate prior to March 31, 2014.

(c)	Fair value determined by the Company’s board of directors (see Note 8).
(d)	Position or portion thereof unsettled as of March 31, 2014.
(e)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2014, 92.1% of the Company’s total assets represented qualifying assets. In addition, as described in this note, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 79.6% of the Company’s total assets represented qualifying assets as of March 31, 2014.

(f)	No interest rate option has yet to be elected, as the entire position remains unsettled as of May 8, 2014.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2013:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Term Loans
The Active Network, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	1 Month LIBOR	High Tech Industries	$1,947,215	$1,964,339	$17,124
Amneal Pharmaceuticals, LLC, L+475, 1.00% LIBOR Floor, 11/1/2019	1 Month LIBOR	Healthcare & Pharmaceuticals	3,347,710	3,398,433	50,723
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020(d)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,987,500	5,012,500	25,000
ARG IH Corporation, L+400, 1.00% LIBOR Floor, 11/15/2020	1 Month LIBOR	Beverage, Food & Tobacco	2,394,000	2,410,512	16,512
Arc Document Solutions, Inc., L+525, 1.00% LIBOR Floor, 12/20/2018(d)(e)	1 Month LIBOR	Services: Business	4,870,600	4,932,725	62,125
Ascensus, Inc., L+400, 1.00% LIBOR Floor, 12/2/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,975,000	5,018,750	43,750
ATI Holdings, Inc., L+400, 1.25% LIBOR Floor, 12/21/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	490,050	495,931	5,881
Avaya, Inc., L+675, 1.25% LIBOR Floor, 3/31/2018	3 Month LIBOR	Telecommunications	1,993,401	2,014,431	21,030
Azure Midstream Energy, LLC, L+550, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	4,380,210	4,407,930	27,720
BBTS Borrower, LP, L+650, 1.25% LIBOR Floor, 6/4/2019	3 Month LIBOR	Energy: Oil & Gas	1,854,169	1,878,474	24,305
Bluestem Brands, Inc., L+650, 1.00% LIBOR Floor, 12/6/2018	1 Month LIBOR	Retail	1,832,600	1,832,600	-
Camp International Holding Company, L+375, 1.00% LIBOR Floor, 5/31/2019	1 Month LIBOR	Services: Business	1,220,000	1,230,163	10,163
Caraustar Industries, Inc., L+625, 1.25% LIBOR Floor, 5/1/2019	6 Month LIBOR	Forest Products & Paper	713,584	738,748	25,164
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/18/2019(d)	3 Month LIBOR	Retail	4,289,675	4,333,225	43,550
Cyanco Intermediate Corp., L+450, 1.00% LIBOR Floor, 5/1/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	1,254,383	1,265,813	11,430
Digital Insight Corporation, L+375, 1.00% LIBOR Floor, 10/16/2019	3 Month LIBOR	Services: Business	775,105	779,000	3,895
Global Tel*Link Corporation, L+375, 1.25% LIBOR Floor, 5/23/2020	3 Month LIBOR	Services: Business	2,940,113	2,915,814	(24,299)
Grande Communications Networks, LLC, L+350, 1.00% LIBOR Floor, 5/31/2020	3 Month LIBOR	Telecommunications	2,486,435	2,497,471	11,036
Hemisphere Media Holdings, LLC, L+500, 1.25% LIBOR Floor, 7/30/2020(e)	1 Month LIBOR	Media: Broadcasting & Subscription	4,324,817	4,349,487	24,670
Herff Jones, Inc., L+450, 1.00% LIBOR Floor, 6/25/2019	1 Month LIBOR	Consumer Goods: Non-Durable	1,973,732	2,054,268	80,536
Hyperion Finance S.à r.l., L+475, 1.00% LIBOR Floor, 10/17/2019(e)	2 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,432,500	4,471,875	39,375
Information Resources, Inc., L+375, 1.00% LIBOR Floor, 9/30/2020	3 Month LIBOR	Services: Business	892,269	900,492	8,223
Insight Pharmaceuticals, LLC, L+500, 1.25% LIBOR Floor, 8/25/2016	6 Month LIBOR	Healthcare & Pharmaceuticals	4,002,500	3,980,000	(22,500)
inVentiv Health, Inc., L+600, 1.50% LIBOR Floor, 8/4/2016	6 Month LIBOR	Healthcare & Pharmaceuticals	5,260,192	5,228,718	(31,474)
Learfield Communications, Inc., L+400, 1.00% LIBOR Floor, 10/9/2020	3 Month LIBOR	Media: Broadcasting & Subscription	746,250	757,500	11,250
Lineage Logistics, LLC, L+350, 1.00% LIBOR Floor, 4/26/2019	1 Month LIBOR	Services: Business	2,501,589	2,504,769	3,180
Merrill Corp., L+625, 1.00% LIBOR Floor, 3/8/2018(d)	1 Month LIBOR	Services: Business	671,827	679,040	7,213
Mohegan Tribal Gaming Authority, L+450, 1.00% LIBOR Floor, 11/19/2019	2 Month LIBOR	Hotel, Gaming & Leisure	1,643,400	1,683,871	40,471
OCI Beaumont, LLC, L+500, 1.25% LIBOR Floor, 8/20/2019 (B2 Term Loan)(e)	6 Month LIBOR	Chemicals, Plastics & Rubber	2,285,804	2,333,284	47,480
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020(d)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,580,879	4,617,136	36,257
Packaging Coordinators, Inc., L+425, 1.25% LIBOR Floor, 5/10/2020	3 Month LIBOR	Containers, Packaging & Glass	1,985,025	1,995,000	9,975
Peppermill Casinos, Inc., L+600, 1.25% LIBOR Floor, 11/9/2018	1 Month LIBOR	Hotel, Gaming & Leisure	977,637	1,012,275	34,638
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(e)	3 Month LIBOR	Aerospace & Defense	5,764,360	5,853,870	89,510
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	2,470,979	2,521,407	50,428
Safe-Guard Products International, LLC, L+600, 1.25% LIBOR Floor, 12/21/2018	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	2,222,426	2,266,102	43,676
Salix Pharmaceuticals, Ltd., L+325, 1.00% LIBOR Floor, 1/2/2020(d)(e)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,815,850	2,857,423	41,573
SESAC Holdco II, LLC, L+400, 1.00% LIBOR Floor, 2/8/2019	1 Month LIBOR	Media: Broadcasting & Subscription	490,050	496,856	6,806
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	2,972,550	2,966,316	(6,234)
SRA International, L+525, 1.25% LIBOR Floor, 7/20/2018	3 Month LIBOR	High Tech Industries	2,351,305	2,388,954	37,649
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	12 Month LIBOR	Healthcare & Pharmaceuticals	3,436,500	3,478,147	41,647
Sutherland Global Services, L+600, 1.25% LIBOR Floor, 3/6/2019(e)	6 Month LIBOR	Services: Business	1,913,941	1,917,307	3,366
Tech Finance & Co. S.C.A., L+600, 1.25% LIBOR Floor, 7/11/2020(e)	3 Month LIBOR	Media: Broadcasting & Subscription	1,942,906	1,994,750	51,844
Tervita, L+500, 1.25% LIBOR Floor, 5/15/2018(d)(e)	3 Month LIBOR	Environmental Industries	3,533,364	3,554,920	21,556
The TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,007,500	1,995,000	(12,500)
Travel Leaders Group, LLC, P+500, 2.00% Base Rate Floor, 12/5/2018	Prime	Services: Consumer	1,975,000	1,965,000	(10,000)
Travelport, LLC, L+500, 1.25% LIBOR Floor, 6/26/2019(e)	3 Month LIBOR	Hotel, Gaming & Leisure	1,585,383	1,640,669	55,286
TriNet HR Corp., L+400, 1.00% LIBOR Floor, 8/20/2020	3 Month LIBOR	Services: Business	1,649,167	1,678,319	29,152
Vince, LLC, L+500, 1.00% LIBOR Floor, 11/27/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	1,752,300	1,783,275	30,975
VFH Parent, LLC, L+450, 1.25% LIBOR Floor, 11/8/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	2,597,561	2,624,622	27,061
W/S Packaging Group, Inc., L+400, 1.00% LIBOR Floor, 8/9/2019	4 Month LIBOR	Containers, Packaging & Glass	2,481,284	2,493,750	12,466
Washington Inventory Services, L+450, 1.25% LIBOR Floor, 12/20/2018	3 Month LIBOR	Retail	492,525	495,931	3,406
WP CPP Holdings, LLC, L+375, 1.00% LIBOR Floor, 12/28/2019	3 Month LIBOR	Aerospace & Defense	935,288	942,320	7,032
Total Senior Secured First Lien Term Loans			128,420,410	129,609,512	1,189,102

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured Second Lien Term Loans
Arysta LifeScience SPC, LLC, L+700, 1.25% LIBOR Floor, 11/30/2020(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,160,540	1,190,029	29,489
Carestream Health, Inc., L+850, 1.00% LIBOR Floor, 12/7/2019(e)	3 Month LIBOR	Healthcare & Pharmaceuticals	980,000	1,017,500	37,500
Del Monte Foods, Inc., L+725, 1.00% LIBOR Floor, 7/26/2021(d)	6 Month LIBOR	Beverage, Food & Tobacco	2,257,200	2,299,950	42,750
Deltek, Inc., L+875, 1.25% LIBOR Floor, 10/10/2019	3 Month LIBOR	Services: Business	1,619,640	1,660,540	40,900
Ion Trading Technologies S.Á R.L., L+700, 1.25% LIBOR Floor, 5/22/2021(e)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	993,125	1,018,130	25,005
Performance Food Group, Inc., L+525, 1.00% LIBOR Floor, 11/14/2019	3 Month LIBOR	Beverage, Food & Tobacco	3,849,587	3,887,290	37,703
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,002,075	990,830	(11,245)
Sheridan Holdings, Inc., L+725, 1.00% LIBOR Floor, 12/20/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	2,736,250	2,750,000	13,750
TriNet HR Corp., L+775, 1.00% LIBOR Floor, 2/20/2021	2 Month LIBOR	Services: Business	2,465,510	2,512,500	46,990
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 1/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	676,200	696,900	20,700
TWCC Holding Corp., L+600, 1.00% LIBOR Floor, 6/26/2020	6 Month LIBOR	Media: Broadcasting & Subscription	2,039,400	2,115,373	75,973
Total Senior Secured Second Lien Term Loans			19,779,527	20,139,042	359,515
Total			$148,199,937	$149,748,554	$1,548,617

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (d) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)

The 1, 2, 3, 4, 6 and 12 month LIBOR rates were 0.17%, 0.21%, 0.25%, 0.32%, 0.35% and 0.58%, respectively, as of December 31, 2013. The prime rate was 3.25% as of December 31, 2013. The applicable LIBOR rate as of December 31, 2013 for the loan listed may not be the applicable LIBOR rate, as the loan may have been priced or repriced based on a LIBOR rate prior to December 31, 2013.

(c)	Fair value determined by the Company’s board of directors (see Note 8).
(d)	Position or portion thereof unsettled as of December 31, 2013.
(e)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2013, 88.2% of the Company’s total assets represented qualifying assets. In addition, as described in this note, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 76.1% of the Company’s total assets represented qualifying assets as of December 31, 2013.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 8. Fair Value of Financial Instruments

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

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of March 31, 2014 and December 31, 2013, according to the fair value hierarchy:

	March 31, 2014
Valuation Inputs	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$-	$-	$-	$11,003,717	$-
Level 2—Significant other observable inputs	-	-	-	-	-
Level 3—Significant unobservable inputs	84,299,368	47,163,590	11,044,972	-	2,756,542
	$84,299,368	$47,163,590	$11,044,972	$11,003,717	$2,756,542

	December 31, 2013
Valuation Inputs	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$-	$-	$-	$11,383,669	$-
Level 2—Significant other observable inputs	-	-	-	-	-
Level 3—Significant unobservable inputs	61,787,430	22,552,214	8,795,600	-	1,548,617
	$61,787,430	$22,552,214	$8,795,600	$11,383,669	$1,548,617

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

The Company’s investments as of March 31, 2014 and December 31, 2013, excluding short term investments, primarily consisted of debt securities that are traded on a private over-the-counter market for institutional investors. Except for investments specifically identified, the Company valued its portfolio investments by using market comparables, discounted cash flow models and independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the pricing service from dealers on the determination date of the relevant period end. Three and four senior secured loans that were purchased near March 31, 2014 and December 31, 2013, respectively, and one collateralized security as of March 31, 2014, were valued using cost at acquisition, as the Company determined that the cost of the investments was the best indication of their current fair value.

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

Three of the Company’s collateralized security investments as of March 31, 2014 and December 31, 2013, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, each borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt.

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

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended March 31, 2014 and 2013. The Company’s policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that causes the transfer.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Total Return Swap	Total
Beginning balance, December 31, 2013	$61,787,430	$22,552,214	$8,795,600	$1,548,617	$94,683,861
Investments purchased	39,066,873	25,637,234	2,292,722	-	66,996,829
Net realized gain	144,342	29,372	-	-	173,714
Net change in unrealized appreciation(1)	313,320	341,639	(44,066)	1,207,925	1,818,818
Accretion of discount	41,304	4,456	716	-	46,476
Sales and principal repayments	(17,053,901)	(1,401,325)	-	-	(18,455,226)
Ending balance, March 31, 2014	$84,299,368	$47,163,590	$11,044,972	$2,756,542	$145,264,472
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$454,072	$383,889	$(44,066)	$1,354,753	$2,148,648

(1)

Represents the amount of total gains/losses for the period included in the change in unrealized appreciation (depreciation) on investments and change in unrealized appreciation (depreciation) on total return swap still held at the reporting date.

	Three Months Ended March 31, 2013
	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Total Return Swap	Total
Beginning balance, December 31, 2012	$1,980,044	$-	$-	$12,395	$1,992,439
Investments purchased	4,176,490	2,477,500	-	-	6,653,990
Net realized gain	4,533	-	-	-	4,533
Net change in unrealized appreciation(1)	59,185	65,097	-	250,676	374,958
Accretion of discount	1,623	528	-	-	2,151
Sales and principal repayments	(519,375)	-	-	-	(519,375)
Ending balance, March 31, 2013	$5,702,500	$2,543,125	$-	$263,071	$8,508,696
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$59,185	$65,097	$-	$255,831	$380,113

(1)

Represents the amount of total gains/losses for the period included in the change in unrealized appreciation (depreciation) on investments and change in unrealized appreciation (depreciation) on total return swap still held at the reporting date.

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of  March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior secured term loans - first lien	$84,299,368	Discounted cash flow	Discount rates	4.8% - 10.0% (7.0%)
Senior secured term loans - second lien	47,163,590	Discounted cash flow	Discount rates	7.5% - 13.0% (8.9%)
Collateralized securities	11,044,972	Discounted cash flow	Discount rate	8.7% - 13.0% (11.3%)

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior secured term loans - first lien	$61,787,430	Discounted cash flow	Discount rates	4.8% - 9.7% (6.7%)
Senior secured term loans - second lien	$22,552,214	Discounted cash flow	Discount rates	7.5% - 11.8% (8.8%)
Collateralized securities	$8,795,600	Discounted cash flow	Discount rate	10.0% - 13.0% (11.8%)

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien and second lien term loans, and collateralized securities are discount rates. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively.

Note 9. General and Administrative Expense

General and administrative expense consisted of the following items for the three months ended March 31, 2014 and 2013:

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Due diligence fees	$322,987	$39,018
Professional fees expense	287,007	240,569
Transfer agent expense	116,345	13,602
Marketing expense	87,760	86,640
Insurance expense	51,858	52,901
Printing and mailing expense	33,138	24,888
Director fees and expenses	32,289	7,839
Dues and subscriptions	21,410	10,933
Filing fees	5,651	6,100
Other expenses	99,683	26,373
Total general and administrative expense	$1,058,128	$508,863

Note 10. Commitments and Contingencies

The Company entered into certain contracts with other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to such indemnifications to be remote.

As of March 31, 2014 and December 31, 2013, the Company’s unfunded loan commitments amounted to $3,054,668 and $2,450,758, respectively. For the specific portfolio companies which the Company is committed to fund additional amounts as of March 31, 2014 and December 31, 2013, refer to the consolidated schedule of investments.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 11. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended March 31, 2014 and 2013:

	As of and for the	As of and for the
	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Per share data:(1)
Net asset value at beginning of period	$9.32	$8.97
Results of operations:
Net investment loss(2)	(0.01)	(0.04)
Net realized gain and net change in unrealized appreciation on investments	0.04	0.11
Net realized gain and net change in unrealized appreciation on total return swap	0.21	0.46
Net increase in net assets resulting from operations	0.24	0.53
Shareholder distributions:
Distributions from net realized gains	(0.16)	(0.18)
Distributions from other sources	(0.01)	-
Net decrease in net assets from shareholder distributions	(0.17)	(0.18)
Capital share transactions:
Issuance of common stock above net asset value(3)	0.01	0.05
Amortization of deferred offering expenses	-	(0.21)
Net increase (decrease) in net assets resulting from capital share transactions	0.01	(0.16)
Net asset value at end of period	$9.40	$9.16
Shares of common stock outstanding at end of period	23,991,865	1,712,123
Total investment return-net asset value(4)	2.63%	4.04%
Net assets at beginning of period	$144,570,485	$4,487,115
Net assets at end of period	$225,470,062	$15,689,645
Average net assets	$195,360,862	$10,088,380

Ratio/Supplemental data:
Ratio of net investment loss to average net assets(5)	(0.13%)	(0.46%)
Ratio of net operating expenses to average net assets(5)	1.25%	1.14%
Ratio of gross operating expenses to average net assets(6)	0.52%	2.75%
Ratio of total expenses (before expenses reimbursed) to average net assets	1.79%	9.26%
Ratio of expenses reimbursed from IIG to average net assets	0.54%	8.12%
Portfolio turnover rate(7)	16.17%	10.80%
Asset coverage ratio(8)	2.39	2.50

CĪON Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

(1)	The per share data for the three months ended March 31, 2014 and 2013 was derived by using the weighted average shares of common stock outstanding during each period.
(2)	Net investment loss per share includes the expense reimbursement from IIG of $0.05 and $0.70 per share for the three months ended March 31, 2014 and 2013, respectively.
(3)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date.

(4)

Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company's distribution reinvestment plan and second amended and restated distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan and second amended and restated distribution reinvestment plan are issued at 95% (from January 1, 2013 through September 30, 2013) and 90% (from October 1, 2013 through March 31, 2014) of the then public offering price on the date of purchase, respectively. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full period are not annualized.

(5)

Excluding the expense reimbursement from IIG during the period, the ratio of net investment loss to average net assets would have been (0.66%) and (8.58%) for the three months ended March 31, 2014 and 2013, respectively.

(6)

Operating expenses include all expenses borne by the Company, except for organization costs and offering expenses, base management fees, incentive fees, administrative services expenses and other general and administrative expenses owed to CIM and its affiliates, and interest expense.

(7)

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties.

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

Portfolio Investment Activity for the Three Months Ended March 31, 2014

The following table summarizes our investment activity, excluding short term investments, for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
Net Investment Activity	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns	$66,996,829	$152,955,367	$219,952,196
Sales and principal repayments	(18,455,226)	(67,710,268)	(86,165,494)
Net portfolio activity	$48,541,603	$85,245,099	$133,786,702

	Three Months Ended March 31, 2014
	Investment Portfolio		Total Return Swap		Total
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage	Purchases	Percentage
Senior secured term loans - first lien	$39,066,873	58.3%	$135,071,119	88.3%	$174,137,992	79.2%
Senior secured term loans - second lien	25,637,234	38.3%	17,884,248	11.7%	43,521,482	19.8%
Collateralized securities	2,292,722	3.4%	-	-	2,292,722	1.0%
Total purchases	$66,996,829	100.0%	$152,955,367	100.0%	$219,952,196	100.0%

The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Senior secured term loans - first lien	$83,294,303	$84,299,368	54.9%	$185,474,021	$187,393,550	80.4%	$268,768,324	$271,692,918	70.3%
Senior secured term loans - second lien	46,459,068	47,163,590	30.7%	44,783,385	45,620,398	19.6%	91,242,453	92,783,988	24.0%
Collateralized securities	11,039,438	11,044,972	7.2%	-	-	-	11,039,438	11,044,972	2.9%
Short term investments(2)	11,003,717	11,003,717	7.2%	-	-	-	11,003,717	11,003,717	2.8%
Total investments	$151,796,526	$153,511,647	100.0%	$230,257,406	$233,013,948	100.0%	$382,053,932	$386,525,595	100.0%

Number of portfolio companies			39			74			102(3)
Average annual EBITDA of portfolio companies		$50.7 million			$156.3 million			$118.5 million
Median annual EBITDA of portfolio companies		$47.7 million			$75.0 million			$65.7 million
Purchased at a weighted average price of par			98.65%			99.26%			99.03%
Gross annual portfolio yield based upon the purchase price(4)			8.11%			6.61%			7.17%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2) Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.

(3) The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to eleven portfolio companies being in both the investment and TRS portfolios.

(4) The portfolio yield does not represent an actual investment return to shareholders.
(5) The portfolio yield for underlying TRS loans is determined without giving consideration to leverage.

	December 31, 2013
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured term loans - first lien	$61,095,685	$61,787,430	59.1%	$128,420,410	$129,609,512	86.6%	$189,516,095	$191,396,942	75.3%
Senior secured term loans - second lien	22,189,331	22,552,214	21.6%	19,779,527	20,139,042	13.4%	41,968,858	42,691,256	16.8%
Collateralized securities	8,746,000	8,795,600	8.4%	-	-	-	8,746,000	8,795,600	3.4%
Short term investments(2)	11,383,669	11,383,669	10.9%	-	-	-	11,383,669	11,383,669	4.5%
Total investments	$103,414,685	$104,518,913	100.0%	$148,199,937	$149,748,554	100.0%	$251,614,622	$254,267,467	100.0%

Number of portfolio companies			39			62			91(3)
Average annual EBITDA of portfolio companies		$50.8 million			$157.0 million			$120.2 million
Median annual EBITDA of portfolio companies		$47.7 million			$102.7 million			$72.9 million
Purchased at a weighted average price of par			98.57%			99.09%			98.89%
Gross annual portfolio yield based upon the purchase price(4)			7.86%			6.71%(5)			7.15%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2) Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.
(3) The sum of investment portfolio and TRS companies does not equal the total number of portfolio companies. This is due to ten portfolio companies being in both the investment and TRS portfolios.
(4) The portfolio yield does not represent an actual investment return to shareholders.
(5) The portfolio yield for underlying TRS loans is determined without giving consideration to leverage.

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio by the type of interest rate as of March 31, 2014 and December 31, 2013, excluding short term investments of $11,003,717 and $11,383,669, respectively:

	March 31, 2014
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$140,792,809	$142,507,930	100.0%	$230,257,406	$233,013,948	100.0%	$371,050,215	$375,521,878	100.0%
Fixed interest rate investments	-	-	-	-	-	-	-	-	-
Total investments	$140,792,809	$142,507,930	100.0%	$230,257,406	$233,013,948	100.0%	$371,050,215	$375,521,878	100.0%

	December 31, 2013
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$92,031,016	$93,135,244	100.0%	$148,199,937	$149,748,554	100.0%	$240,230,953	$242,883,798	100.0%
Fixed interest rate investments	-	-	-	-	-	-	-	-	-
Total investments	$92,031,016	$93,135,244	100.0%	$148,199,937	$149,748,554	100.0%	$240,230,953	$242,883,798	100.0%

The following table shows the composition of our investment portfolio and our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$15,839,696	10.3%	$34,891,180	15.0%	$50,730,876	13.1%
Healthcare & Pharmaceuticals	13,973,688	9.1%	35,247,337	15.1%	49,221,025	12.7%
High Tech Industries	15,594,028	10.2%	12,193,447	5.2%	27,787,475	7.2%
Banking, Finance, Insurance & Real Estate	1,440,418	0.9%	25,901,670	11.1%	27,342,088	7.1%
Retail	5,667,188	3.7%	19,624,823	8.4%	25,292,011	6.5%
Hotel, Gaming & Leisure	6,359,950	4.1%	15,573,650	6.7%	21,933,600	5.7%
Chemicals, Plastics & Rubber	6,821,100	4.4%	12,783,068	5.5%	19,604,168	5.1%
Automotive	15,470,635	10.1%	3,161,813	1.4%	18,632,448	4.8%
Beverage, Food & Tobacco	10,068,750	6.6%	8,136,572	3.5%	18,205,322	4.7%
Consumer Goods: Non-Durable	8,908,925	5.9%	8,165,487	3.5%	17,074,412	4.4%
Aerospace & Defense	1,458,319	0.9%	13,218,892	5.7%	14,677,211	3.8%
Media: Broadcasting & Subscription	3,666,384	2.4%	9,559,816	4.1%	13,226,200	3.4%
Diversified Financials	11,044,972	7.2%	-	-	11,044,972	2.9%
Media: Diversified & Production	9,513,441	6.2%	1,167,947	0.5%	10,681,388	2.8%
Construction & Building	2,487,453	1.6%	5,993,693	2.6%	8,481,146	2.2%
Capital Equipment	-	-	8,030,000	3.4%	8,030,000	2.1%
Energy: Oil & Gas	1,704,933	1.1%	6,243,815	2.7%	7,948,748	2.1%
Services: Consumer	5,592,766	3.6%	1,950,313	0.8%	7,543,079	2.0%
Containers, Packaging & Glass	1,492,500	1.0%	4,461,331	1.9%	5,953,831	1.5%
Telecommunications	3,500,000	2.3%	1,000,000	0.4%	4,500,000	1.2%
Environmental Industries	1,902,784	1.2%	1,740,483	0.8%	3,643,267	0.9%
Consumer Goods: Durable	-	-	3,022,500	1.3%	3,022,500	0.8%
Forest Products & Paper	-	-	946,111	0.4%	946,111	0.2%
U.S. Treasury Securities	11,003,717	7.2%	-	-	11,003,717	2.8%
Total	$153,511,647	100.0%	$233,013,948	100.0%	$386,525,595	100.0%

	December 31, 2013
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Healthcare & Pharmaceuticals	$8,968,804	8.6%	$28,520,188	19.0%	$37,488,992	14.7%
Services: Business	15,754,714	15.1%	21,710,669	14.5%	37,465,383	14.7%
Chemicals, Plastics & Rubber	6,797,514	6.5%	12,767,942	8.5%	19,565,456	7.7%
Consumer Goods: Non-Durable	9,527,245	9.1%	8,353,950	5.7%	17,881,195	7.1%
Banking, Finance, Insurance & Real Estate	2,427,410	2.3%	15,399,479	10.3%	17,826,889	7.0%
Media: Broadcasting & Subscription	3,544,422	3.4%	9,713,966	6.5%	13,258,388	5.2%
Energy: Oil & Gas	3,629,300	3.5%	6,286,404	4.2%	9,915,704	3.9%
Telecommunications	3,973,040	3.8%	5,502,732	3.7%	9,475,772	3.7%
Diversified Financials	8,795,600	8.4%	-	-	8,795,600	3.5%
Beverage, Food & Tobacco	-	-	8,597,752	5.7%	8,597,752	3.4%
Aerospace & Defense	1,463,701	1.4%	6,796,190	4.5%	8,259,891	3.2%
Services: Consumer	5,628,126	5.3%	1,965,000	1.3%	7,593,126	3.1%
Automotive	7,473,560	7.2%	-	-	7,473,560	2.9%
High Tech Industries	2,876,400	2.8%	4,353,293	2.9%	7,229,693	2.8%
Retail	-	-	6,661,756	4.4%	6,661,756	2.6%
Containers, Packaging & Glass	1,500,000	1.4%	4,488,750	3.0%	5,988,750	2.4%
Environmental Industries	1,909,952	1.8%	3,554,920	2.4%	5,464,872	2.1%
Hotel, Gaming & Leisure	515,000	0.5%	4,336,815	2.9%	4,851,815	1.9%
Construction & Building	3,415,256	3.3%	-	-	3,415,256	1.3%
Capital Equipment	3,014,850	2.9%	-	-	3,014,850	1.2%
Media: Diversified & Production	1,920,350	1.8%	-	-	1,920,350	0.8%
Forest Products & Paper	-	-	738,748	0.5%	738,748	0.3%
U.S. Treasury Securities	11,383,669	10.9%	-	-	11,383,669	4.5%
Total	$104,518,913	100.0%	$149,748,554	100.0%	$254,267,467	100.0%

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

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, unfunded delayed drawdown loan commitments, or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2014 and December 31, 2013, our unfunded loan commitments amounted to $3,054,668 and $2,450,758, respectively.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of March 31, 2014 and December 31, 2013, excluding short term investments of $11,003,717 and $11,383,669, respectively:

	March 31, 2014
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	142,507,930	100.0%	231,273,465	99.3%	373,781,395	99.5%
3	-	-	1,740,483	0.7%	1,740,483	0.5%
4	-	-	-	-	-	-
5	-	-	-	-	-	-
	$142,507,930	100.0%	$233,013,948	100.0%	$375,521,878	100.0%

December 31, 2013
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	93,135,244	100.0%	149,748,554	100.0%	242,883,798	100.0%
3	-	-	-	-	-	-
4	-	-	-	-	-	-
5	-	-	-	-	-	-
	$93,135,244	100.0%	$149,748,554	100.0%	$242,883,798	100.0%

The amount of the portfolio and underlying TRS loans in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio

As of May 8, 2014, our investment portfolio, excluding our short term investments and TRS, consisted of interests in 41 portfolio companies (46% in first lien senior secured term loans, 37% in second lien senior secured term loans and 17% in collateralized securities) with a total fair value of $171,378,547 with an average and median portfolio company annual EBITDA of $52.9 million and $49.0 million, respectively, at initial investment. As of May 8, 2014, investments in our portfolio were purchased at a weighted average price of 98.20% of par value. Our estimated gross annual portfolio yield was 8.41% based upon the purchase price of our investments. The portfolio yield does not represent an actual investment return to shareholders.

As of May 8, 2014, our short term investments included an investment in a U.S. Treasury Obligations Fund of $19,178,770.

Further, as of May 8, 2014, through a TRS (described further in Note 7 of our consolidated financial statements), we obtained the economic benefit of owning investments in first lien senior secured and second lien senior secured floating-rate loans of 70 portfolio companies.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

                Our results of operations for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Investment income	$2,200,781	$68,126
Net operating expenses	2,450,273	114,810
Net investment loss	(249,492)	(46,684)
Net realized gain on investments	173,714	4,533
Net change in unrealized appreciation on investments	610,893	124,282
Net realized gain on total return swap	2,963,479	286,337
Net change in unrealized appreciation on total return swap	1,207,925	250,676
Net increase in net assets resulting from operations	$4,706,519	$619,144

Investment Income

For the three months ended March 31, 2014 and 2013, we generated investment income of $2,200,781 and $68,126, respectively, consisting primarily of interest income on investments in senior secured loans of 48 and 11 portfolio companies held during each respective period. During the three months ended March 31, 2014 and 2013, our investment portfolio, excluding short term investments and the TRS, increased approximately $49,373,000 and $6,266,000, respectively, as we continued to deploy the net proceeds from our continuous offering. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our continuous offering. As a result, we believe that reported investment income for the three months ended March 31, 2014 and 2013 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Management fees	$908,807	$44,742
Administrative services expense	415,395	263,555
Capital gains incentive fee	525,326	117,023
Offering expense - IIG	591,475	-
General and administrative	1,058,128	508,863
Total expenses	3,499,131	934,183
Less: expense reimbursement from IIG	(1,048,858)	(819,373)
Net operating expenses	$2,450,273	$114,810

The composition of our general and administrative expenses for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Due diligence fees	$322,987	$39,018
Professional fees expense	287,007	240,569
Transfer agent expense	116,345	13,602
Marketing expense	87,760	86,640
Insurance expense	51,858	52,901
Printing and mailing expense	33,138	24,888
Director fees and expenses	32,289	7,839
Dues and subscriptions	21,410	10,933
Filing fees	5,651	6,100
Other expenses	99,683	26,373
Total general and administrative expense	$1,058,128	$508,863

Expense Reimbursement

Our affiliate, IIG, has agreed to reimburse us commencing with the quarter ended December 31, 2012 for certain expenses pursuant to the expense support and conditional reimbursement agreement. Refer to the discussion under “Related Party Transactions” below for further details about the expense support and conditional reimbursement agreement. Also, see Note 4 to our consolidated financial statements for additional disclosure regarding the expense reimbursements from IIG.

For the three months ended March 31, 2014 and 2013, we recorded $1,048,858 and $819,373 of expense reimbursement from IIG in connection with the expense support and conditional reimbursement agreement, respectively. As of March 31, 2014 and 2013, all expense reimbursements made by IIG are eligible to be reimbursed by us through March 31, 2017 and 2016, respectively.

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

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$116,706	$-	$116,706	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819,373	-	819,373	2.75%	7.00%	March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%	June 30, 2016
September 30, 2013	1,296,834	-	1,296,834	0.49%	7.00%	September 30, 2016
December 31, 2013	695,160	-	695,160	0.31%	7.00%	December 31, 2016
March 31, 2014	1,048,858	-	1,048,858	0.52%	7.00%	March 31, 2017
Total	$5,124,467	$-	$5,124,467

(1)

Operating expenses include all expenses borne by us, except for organization costs and offering expenses, base management fees, incentive fees, administrative services expenses and other general and administrative expenses owed to CIM and its affiliates and interest expense.

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

Pursuant to the expense support and conditional reimbursement agreement, we will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement (i) if expense reimbursement amounts funded by IIG exceed operating expenses incurred during any fiscal quarter, (ii) if the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders, and (iii) during any fiscal quarter occurring within three years of the date on which IIG funded such amount.

Net Investment Loss

Our net investment loss totaled ($249,492) and ($46,684) for the three months ended March 31, 2014 and 2013, respectively. The increase in net investment loss during the first quarter of 2014, compared to the corresponding 2013 period, was primarily due to an increase in higher operating expenses due to our accelerated growth, partially offset by an increase in investment income and expense support from IIG.

Net Realized Gain on Investments

Our net realized gain on investments totaled $173,714 and $4,533 for the three months ended March 31, 2014 and 2013, respectively. During the first quarter of 2014, we received sale proceeds and principal repayments of $13,165,845 and $5,289,381, respectively, for gains of $123,423 and $50,291, respectively. For the corresponding 2013 period, net realized gain on investments was primarily due to the sale of one investment, from which we received sale proceeds of $504,375, for a gain of $4,375.

Net Change in Unrealized Appreciation on Investments

The net change in unrealized appreciation on our investments totaled $610,893 and $124,282 for the three months ended March 31, 2014 and 2013, respectively. This change was predominantly driven by primary investments, sourced with the assistance of AIM, made available to us at advantageous purchase prices, as well as the growth and increase in fair value of the investments in our investment portfolio.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $2,963,479 and $286,337 for the three months ended March 31, 2014 and 2013, respectively. The realized gain was due to interest income and fees, net of expenses, of $2,360,371 and $80,612, respectively, as well as realized gain on sales and principal repayments of $603,108 and $205,725, respectively, for the same comparative periods. The components of net realized gain on TRS are summarized below for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Interest and other income from TRS portfolio	$3,073,966	$105,447
Interest and other expense from TRS portfolio	(713,595)	(24,835)
Net gain on TRS loan sales	603,108	205,725
Total	$2,963,479	$286,337

Net Change in Unrealized Appreciation on TRS

                The net change in unrealized appreciation on the TRS totaled $1,207,925 and $250,676 for the three months ended March 31, 2014 and 2013, respectively. This change was primarily due to the growth and increase in fair value of the underlying loans subject to the TRS.

Net Increase in Net Assets Resulting from Operations

                For the three months ended March 31, 2014 and 2013, we recorded a net increase in net assets resulting from operations of $4,706,519 and $619,144, respectively.

 Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $9.40 and $9.32 on March 31, 2014 and December 31, 2013, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.1679 per share during the three months ended March 31, 2014, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 2.63% for shareholders who held our shares over the entire three-month period ending March 31, 2014.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 11.12% and the value of their investment grow by 14.54% (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have seen an annualized return of 2.39% and the value of their investment grow by 3.08%. Over the same time period the S&P/LSTA Leverage Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, had an annualized return of approximately 5.69% and a total return of approximately 7.39%.

The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our second amended and restated distribution reinvestment plan, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the cash payment for distributions payable to shareholders, if any, on the last day of the period.

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

As of March 31, 2014, we sold 23,991,865 shares for gross proceeds of $244,390,076 at an average price per share of $10.19. The gross proceeds received include reinvested shareholder distributions of $3,876,967, for which we issued 411,716 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through March 31, 2014, sales commissions and dealer manager fees related to the sale of our common stock were $14,522,659 and $6,942,150, respectively.

As of May 8, 2014, we sold 28,211,914 shares of common stock for net proceeds of $287,721,756 at an average price per share of $10.20. The net proceeds include gross proceeds received from reinvested shareholder distributions of $4,847,114, for which we issued 514,868 shares of common stock and gross proceeds paid for shares of common stock tendered for repurchase of $45,905, for which we repurchased 4,881 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through May 8, 2014, sales commissions and dealer manager fees related to the sale of our common stock were $16,934,881 and $8,177,216, respectively.

On April 2, 2014, we completed our first tender offer in connection with our share repurchase program and repurchased 4,880.906 shares (representing 100% of the shares of common stock tendered for repurchase) at $9.405 per share for aggregate consideration totaling $45,906.

The net proceeds from our continuous offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of March 31, 2014 and December 31, 2013, we had $11,003,717 and $11,383,669 in short term investments, respectively, invested in a fund that primarily invested in U.S. government securities.

Total Return Swap

For a detailed discussion of our TRS, refer to Note 7 of our consolidated financial statements included in this report.

RIC Status and Distributions

For a detailed discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material adverse effect on our consolidated financial statements.

Critical Accounting Policies

For a detailed discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2013.  We consider these accounting policies critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements.

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

ICON Capital provides us with accounting, investor relations and other administrative services. We entered into an administration agreement with ICON Capital pursuant to which ICON Capital furnishes us with administrative services necessary to conduct our day-to-day operations. ICON Capital is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital. For the three months ended March 31, 2014 and 2013, we incurred administrative services expenses to ICON Capital of $415,395 and $263,555, respectively, the majority of which related to the allocation of costs of administrative personnel for services rendered to us and the remainder related to other reimbursable expenses. During these periods, all or a portion of administrative expenses were reimbursed by IIG in accordance with the expense support and conditional reimbursement agreement.

                Our payment of organization costs and offering expenses will not exceed 1.5% of the actual gross proceeds raised from our offering (without giving effect to any potential reimbursements from IIG and its affiliates). If we sell the maximum number of shares at $10.45 per share, we estimate that we may incur up to approximately $15,675,000 of expenses. Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed. Previously, we interpreted “raised” to mean all gross proceeds that we expected to raise through the completion of the offering of our shares, which could be as late as December 31, 2015, rather than actual gross proceeds raised through the date of reimbursement. Consistent with such application and since we believed we would raise at least $100 million through the completion of the offering of our shares, upon commencement of operations on December 17, 2012, we issued 111,111 shares of our common stock at $9.00 per share to IIG in lieu of payment of $1,000,000 for organization costs and offering expenses submitted for reimbursement. The transactions satisfied an independent obligation of IIG to invest $1,000,000 in our shares.  Through that date, we had raised gross proceeds from unaffiliated outside investors of $2,639,439 and from affiliated investors of $2,000,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $69,592.

As of March 31, 2014, we raised gross proceeds of $244,390,076, of which we can pay up to $3,665,851 in organization costs and offering expenses (which represents 1.5% of the actual gross proceeds raised). Through March 31, 2014, we paid $3,061,183 of such costs and expenses, leaving an additional $604,668 that can be paid, of which $591,475 was submitted for reimbursement by IIG during the quarter. As of May 8, 2014, we raised gross proceeds of $287,721,756, of which we can pay up to $4,315,826 in organization costs and offering expenses (which represents 1.5% of the actual gross proceeds raised). Through May 8, 2014, we paid $3,410,105 of such costs and expenses, leaving an additional $905,721 that can be paid.

With respect to any future reimbursements for organization costs and offering expenses, we will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement. In addition, we will not issue any of our shares or other securities for services or for property other than cash or securities except as a dividend or distribution to our security holders or in connection with a reorganization. Consistent with this interpretation, on May 30, 2013, IIG paid us $1,000,000, plus interest accrued at a rate of 7% per year.

From inception through March 31, 2014, IIG and its affiliates incurred organization costs and offering expenses of approximately $2,012,000, of which $1,591,475 has been submitted to us for reimbursement, and of which we paid $450,000 in October 2013 and $550,000 in March 2014. No additional material organization costs or offering expenses have been incurred by IIG or its affiliates subsequent to March 31, 2014. The decision to fund our organization costs and offering expenses and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, we may or may not be requested to reimburse any costs funded by IIG and its affiliates.

                On January 30, 2013, we entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse us for expenses in an amount that is sufficient to: (1) ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings, and/or (2) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to our investment income. Pursuant to the expense support and conditional reimbursement agreement, we have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders. For the three months ended March 31, 2014, we recorded $1,048,858 of expense reimbursement from IIG in connection with the expense support and conditional reimbursement agreement.

On December 13, 2013, we and IIG amended and restated the expense support and conditional reimbursement agreement to extend the termination date of such agreement from January 30, 2014 to January 30, 2015.

During the three months ended March 31, 2014, net expense reimbursements of $1,284,068 due from IIG were offset on our consolidated balance sheets against amounts due to affiliates of IIG for management fees, a portion of administrative services expense, a portion of incentive fees, and certain general and administrative expenses paid by IIG on our behalf. As of March 31, 2014, the net payable due to IIG for such fees and expenses was $378,803.

Refer to the table under “Results of Operations for the Three Months Ended March 31, 2014 and 2013—Expense Reimbursements” above for a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by us.

Pursuant to the expense support and conditional reimbursement agreement, we will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement (i) if expense reimbursement amounts funded by IIG exceed operating expenses incurred during any fiscal quarter, (ii) if the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders, and (iii) during any fiscal quarter occurring within three years of the date on which IIG funded such amount.

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

Contractual Obligations

On December 17, 2012, Flatiron entered into a TRS with Citibank. Flatiron and Citibank amended the TRS, effective December 9, 2013, February 18, 2014 and April 30, 2014. See Note 7 to our consolidated financial statements for a more detailed description of the TRS.

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

Our investment portfolio may contain debt investments that are in the form of lines of credit, unfunded delayed drawdown loan commitments, or revolving credit facilities, which requires us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2014 and December 31, 2013, unfunded loan commitments amounted to $3,054,668 and $2,450,758, respectively. For the specific portfolio companies which we are committed to fund additional amounts as of March 31, 2014 and December 31, 2013, refer to the consolidated schedule of investments included in this report.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2014, 100% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates, except for our short term investments, which are invested in U.S. Treasury securities and repurchase agreements and have fixed rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio and TRS Agreement in effect as of March 31, 2014:

Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 32 basis points	$741,693	3.4%
Current base interest rate	-	-
Up 100 basis points	(1,358,998)	(6.1%)
Up 200 basis points	(123,462)	(0.6%)
Up 300 basis points	1,142,827	5.2%

(1) Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities) plus 1.35% per year on the full notional amount of the loans subject to the TRS. As of March 31, 2014, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our registration statement on Form N-2, as amended, was declared effective by the SEC on July 2, 2012 (SEC File No. 333-178646). Our offering period commenced on July 2, 2012.

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2014. We did not repurchase any shares of our common stock pursuant to our share repurchase program during the three months ended March 31, 2014.

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

4.1

Form of Subscription Agreement (Incorporated by reference to Exhibit (D) to Post-Effective Amendment No. 7 to Registrant’s Registration Statement on Form N-2 filed with the SEC on April 28, 2014 (File No. 333-178646)).

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

10.8

Third Amended and Restated Confirmation Letter Agreement, dated as of April 30, 2014, by and between Flatiron Funding, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2014).

10.9

Amended and Restated Expense Support and Conditional Reimbursement Agreement dated as of December 13, 2013, by and between CĪON Investment Corporation and ICON Investment Group, LLC (Incorporated by reference to Exhibit (K)(5) to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form N-2 filed with the SEC on December 20, 2013 (File No. 333-178646)).

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2014

CĪON Investment Corporation
(Registrant)

By:  /s/ Michael A. Reisner
        Michael A. Reisner
        Co-Chief Executive Officer and Co-President
        (Principal Executive Officer)

By:  /s/ Mark Gatto
        Mark Gatto
        Co-Chief Executive Officer and Co-President
        (Principal Executive Officer)

By:  /s/ Keith S. Franz
        Keith S. Franz
        Chief Financial Officer
        (Principal Financial and Accounting Officer)