Form 10-Q
period 2014-06-30
CION Investment Corp
filed 2014-08-14
CIK 1534254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [  ] No [x]

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 11, 2014 was 36,981,292.

CĪON INVESTMENT CORPORATION

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation

Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Investments, at fair value (amortized cost of $244,969,933
and $103,414,685, respectively)	$247,287,810	$104,518,913
Cash	1,782,912	449,912
Due from counterparty(1)	79,705,510	40,703,777
Reimbursement from IIG, net(2)	-	545,593
Due from IIG - other	86,073	-
Prepaid expenses	-	98,990
Interest receivable on investments	1,114,170	415,416
Receivable due on investments sold	1,365,718	535,513
Unrealized appreciation on total return swap(1)	1,571,894	1,548,617
Receivable due on total return swap(1)	4,568,689	1,801,665
Total assets	$337,482,776	$150,618,396

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$24,148,055	$3,462,700
Shareholders' distributions payable(3)	-	895,704
Accounts payable and accrued expenses	776,992	608,938
Accrued management fees	1,303,206	-
Accrued administrative services expense	430,220	-
Due to IIG - offering expenses	-	550,000
Accrued recoupment of expense reimbursements from IIG(2)	599,626	-
Accrued capital gains incentive fee(4)	1,136,972	530,569
Total liabilities	28,395,071	6,047,911

Commitments and contingencies (Note 4 and Note 10)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
32,949,270 and 15,510,178 shares issued and outstanding, respectively	32,949	15,510
Capital in excess of par value	306,137,742	142,402,255
Accumulated distributions in excess of net investment income	(972,757)	(500,125)
Accumulated net unrealized appreciation on investments	2,317,877	1,104,228
Accumulated net unrealized appreciation on total return swap(1)	1,571,894	1,548,617
Total shareholders' equity	309,087,705	144,570,485

Total liabilities and shareholders' equity	$337,482,776	$150,618,396

Net asset value per share of common stock at end of period	$9.38	$9.32

Shares of common stock outstanding	32,949,270	15,510,178

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2) See Note 4 for a discussion of expense reimbursements from ICON Investment Group, LLC, or IIG, and recoupment of expense reimbursements.
(3) See Note 5 for a discussion of the sources of distributions paid by the Company.
(4) See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment income
Interest income	$3,634,027	$245,494	$5,834,808	$313,620

Operating expenses
Management fees	1,303,206	120,781	2,212,013	165,523
Administrative services expense	430,220	307,636	845,615	571,191
Capital gains incentive fee(1)	219,747	57,705	745,073	174,728
Offering expense - IIG	-	-	591,475	-
General and administrative(2)	1,017,487	752,015	2,075,615	1,260,878
Total expenses	2,970,660	1,238,137	6,469,791	2,172,320
Expense reimbursement from IIG(3)	-	(1,147,536)	(1,048,858)	(1,966,909)
Recoupment of expense reimbursement from IIG(3)	599,626	-	599,626	-
Net operating expenses	3,570,286	90,601	6,020,559	205,411
Net investment income (loss)	63,741	154,893	(185,751)	108,209

Realized and unrealized gains
Net realized gain on investments	210,391	10,438	384,105	14,971
Net change in unrealized appreciation on investments	602,756	190,731	1,213,649	315,013
Net realized gain on total return swap(4)	4,800,062	505,676	7,763,541	792,013
Net change in unrealized (depreciation) appreciation on total return swap(4)	(1,184,648)	(163,108)	23,277	87,568
Total net realized and unrealized gains	4,428,561	543,737	9,384,572	1,209,565

Net increase in net assets resulting from operations	$4,492,302	$698,630	$9,198,821	$1,317,774

Per share information—basic and diluted

Net increase in net assets per share resulting from operations	$0.16	$0.24	$0.38	$0.65

Weighted average shares of common stock outstanding	28,393,882	2,878,270	24,318,604	2,026,081

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(2)

See Note 9 for details of the Company's general and administrative expense. See Note 2 for details of the Company's organization costs and offering expenses included in general and administrative expense.

(3)	See Note 4 for a discussion of expense reimbursements from IIG and recoupment of expense reimbursements.
(4)	See Note 7 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Six Months Ended June 30,
	2014	2013
Changes in net assets from operations:
Net investment (loss) income	$(185,751)	$108,209
Net realized gain on investments	384,105	14,971
Net change in unrealized appreciation on investments	1,213,649	315,013
Net realized gain on total return swap(1)	7,763,541	792,013
Net change in unrealized appreciation on total return swap(1)	23,277	87,568
Net increase in net assets resulting from operations	9,198,821	1,317,774
Shareholder distributions:(2)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(5,686,805)	(335,925)
Net gain on TRS loan sales	(2,076,736)	(265,555)
Net realized gain on investments	(384,105)	(15,015)
Other sources	(286,881)	(110,901)
Net decrease in net assets from shareholder distributions	(8,434,527)	(727,396)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $15,432,857 and $3,038,387, respectively	158,669,249	30,527,165
Reinvestment of shareholder distributions	5,129,582	213,150
Repurchase of common stock	(45,905)	-
Amortization of deferred offering expenses	-	(495,890)
Net increase in net assets resulting from capital share transactions	163,752,926	30,244,425

Total increase in net assets	164,517,220	30,834,803
Net assets at beginning of period	144,570,485	4,487,115
Net assets at end of period	$309,087,705	$35,321,918

Net asset value per share of common stock at end of period	$9.38	$9.17
Shares of common stock outstanding at end of period	32,949,270	3,853,304

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2) See Note 5 for a discussion of the sources of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net increase in net assets resulting from operations	$9,198,821	$1,317,774
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(123,739)	(7,011)
Proceeds from principal repayment of investments	5,543,499	642,548
Purchase of investments	(159,809,294)	(20,658,178)
Increase in short term investments, net	(27,011,997)	(6,826,208)
Proceeds from sale of investments	40,230,388	504,375
Net realized gain on investments	(384,105)	(14,971)
Net unrealized appreciation on investments	(1,213,649)	(315,013)
Net unrealized appreciation on total return swap(1)	(23,277)	(87,568)
Increase in due from counterparty	(39,001,733)	(9,567,714)
Decrease (increase) in reimbursement from IIG, net(2)	545,593	(965,347)
Increase in due from IIG - other	(86,073)	-
Decrease in prepaid expenses	98,990	96,134
Increase in interest receivable on investments	(698,754)	(71,250)
Increase in receivable due on investments sold	(830,205)	(25,000)
Increase in receivable due on total return swap(1)	(2,767,024)	(361,679)
Increase in payable for investments purchased	20,685,355	4,720,900
Increase in accounts payable and accrued expenses	168,054	491,838
Increase in accrued management fees	1,303,206	-
Increase in accrued administrative services expense	430,220	-
(Decrease) increase in due to IIG - offering expenses	(550,000)	1,000,000
Increase in accrued recoupment of expense reimbursements from IIG(2)	599,626	-
Increase in accrued capital gains incentive fee	606,403	-
Net cash used in operating activities	(153,089,695)	(30,126,370)

Financing activities:
Gross proceeds from issuance of common stock	174,102,106	33,565,552
Commissions and dealer manager fees paid	(15,432,857)	(3,061,487)
Repurchase of common stock	(45,905)	-
Shareholder distributions paid(3)	(4,200,649)	(293,194)
Repayment of financing arrangement	-	(72,682)
Net cash provided by financing activities	154,422,695	30,138,189

Net increase in cash	1,333,000	11,819
Cash, beginning of period	449,912	-
Cash, end of period	$1,782,912	$11,819

Supplemental non-cash financing activities:
Deferred offering expenses charged to shareholders' equity	$-	$495,890
Reinvestment of shareholder distributions	$5,129,582	$213,150
Shareholders' distributions payable	$-	$221,052

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2) See Note 4 for a discussion of expense reimbursements from IIG and recoupment of expense reimbursements.
(3) See Note 5 for a discussion of the sources of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

June 30, 2014

(unaudited)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Senior Secured First Lien Term Loans - 24.8%
ABRA, Inc., L+600, 1.25% LIBOR Floor, 5/10/2018	3 Month LIBOR	Automotive	$8,427,849	$8,369,671	$8,427,848
Accruent, LLC, L+450, 1.25% LIBOR Floor, 11/25/2019	3 Month LIBOR	High Tech Industries	4,477,500	4,467,329	4,466,306
Collision Holding Company, LLC, L+775, 1.25% LIBOR Floor, 5/10/2018	3 Month LIBOR	Automotive	1,568,044	1,553,878	1,568,044
Distribution International, Inc., L+650, 1.00% LIBOR Floor, 7/16/2019	3 Month LIBOR	Construction & Building	2,475,000	2,457,835	2,481,188
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019(d)	3 Month LIBOR	High Tech Industries	8,255,310	8,207,406	8,214,033
F+W Media, Inc., L+650, 1.25% LIBOR Floor, 6/30/2019	3 Month LIBOR	Media: Diversified & Production	9,609,642	9,251,268	9,609,642
ILC Industries, LLC, L+650, 1.50% LIBOR Floor, 7/11/2018	1 Month LIBOR	Consumer Goods: Non-Durable	4,259,911	4,273,872	4,270,561
Infogroup Inc., L+600, 1.50% LIBOR Floor, 5/26/2018(e)	3 Month LIBOR	Media: Advertising, Printing & Publishing	4,583,042	4,324,225	4,328,134
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(f)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,766,652	1,732,343	1,786,526
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019(e)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,359,500	5,258,185	5,185,316
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	3 Month LIBOR	Energy: Oil & Gas	1,449,240	1,438,494	1,460,110
Survey Sampling International, LLC, L+450, 1.00% LIBOR Floor, 12/12/2019	3 Month LIBOR	Services: Business	3,229,688	3,199,843	3,213,539
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,099,450	2,063,029	2,057,461
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/5/2018	3 Month LIBOR	Services: Consumer	4,777,500	4,516,693	4,771,528
Trimark USA, LLC, L+625, 1.00% LIBOR Floor, 5/11/2019	1 Month LIBOR	Beverage, Food & Tobacco	4,987,500	4,940,264	4,999,969
US Joiner Holding Company, L+600, 1.00% LIBOR Floor, 4/16/2020	3 Month LIBOR	Capital Equipment	9,975,000	9,829,318	9,950,063
Total Senior Secured First Lien Term Loans				75,883,653	76,790,268
Senior Secured Second Lien Term Loans - 32.8%
Active Network, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	High Tech Industries	2,647,347	2,634,897	2,657,274
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2021(e)	3 Month LIBOR	Construction & Building	3,700,000	3,663,000	3,663,000
Camp International Holding Company, L+725, 1.00% LIBOR Floor, 11/30/2019	1 Month LIBOR	Services: Business	2,029,000	2,029,000	2,074,653
Chief Exploration & Development LLC, P+550, 2.00% Rate Floor, 5/16/2021	PRIME	Energy: Oil & Gas	5,940,000	5,880,875	6,088,500
Dialysis Newco, Inc., L+675, 1.00% LIBOR Floor, 10/22/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	7,200,000	7,171,491	7,254,000
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(f)	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000,000	5,003,164	5,075,000
Elements Behavioral Health, Inc., L+825, 1.00% LIBOR Floor, 2/11/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000,000	4,952,624	4,950,000
Emerald 3 Limited, L+700, 1.00% LIBOR Floor, 5/16/2022(e)(f)	3 Month LIBOR	Environmental Industries	5,000,000	4,950,000	4,993,750
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	3 Month LIBOR	Services: Consumer	800,000	796,537	811,500
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022(e)	1 Month LIBOR	Services: Business	7,910,000	7,868,400	7,994,044
Global Tel*Link Corporation, L+775, 1.25% LIBOR Floor, 11/23/2020(e)	3 Month LIBOR	Services: Business	5,500,000	5,480,022	5,481,658
H.D. Vest, Inc., L+800, 1.25% LIBOR Floor, 6/18/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	854,000	845,119	845,460
Institutional Shareholder Services Inc., L+750, 1.00% LIBOR Floor, 4/30/2022	3 Month LIBOR	Services: Business	3,860,000	3,821,744	3,893,775
Landslide Holdings, Inc., L+725, 1.00% LIBOR Floor, 2/25/2021	3 Month LIBOR	Services: Business	7,330,121	7,342,178	7,372,892
Learfield Communications, Inc., L+775, 1.00% LIBOR Floor, 10/9/2021	3 Month LIBOR	Media: Broadcasting & Subscription	1,417,333	1,403,881	1,446,565
Mergermarket USA, Inc., L +650, 1.00% LIBOR Floor, 2/4/2022(f)	3 Month LIBOR	Services: Business	2,000,000	1,990,011	1,983,760
MSC.Software Corporation, L+750, 1.00% LIBOR Floor, 5/29/2021	3 Month LIBOR	High Tech Industries	6,820,000	6,752,287	6,888,200
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	3,500,000	3,464,558	3,543,750
SI Organization, Inc., L+800, 1.00% LIBOR Floor, 5/23/2020(e)	3 Month LIBOR	Services: Business	1,511,000	1,495,890	1,515,729
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021	3 Month LIBOR	Hotel, Gaming & Leisure	6,220,000	6,220,000	6,328,850
TASC, Inc, 12.00%, 5/23/2021	None	Services: Business	3,141,620	2,985,722	3,110,204
Tectum Holdings, Inc., P+700, 2.00% Base Rate Floor, 3/12/2019	PRIME	Automotive	4,650,000	4,627,170	4,638,375
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	675,178	670,280	682,774
Trimark USA, LLC, L+900, 1.00% LIBOR Floor, 8/12/2019	3 Month LIBOR	Beverage, Food & Tobacco	5,000,000	4,904,871	5,050,000
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(e)	1 Month LIBOR	Beverage, Food & Tobacco	1,724,489	1,711,555	1,728,800
WP CPP Holdings, LLC, L+775, 1.00% LIBOR Floor, 4/30/2021	3 Month LIBOR	Aerospace & Defense	1,435,000	1,428,489	1,452,041
Total Senior Secured Second Lien Term Loans				100,093,765	101,524,554

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

June 30, 2014

(unaudited)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Collateralized Securities - 9.9%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(f)	3 Month LIBOR	Diversified Financials	2,000,000	2,038,862	2,035,000
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(f)	3 Month LIBOR	Diversified Financials	610,000	620,443	620,675
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(f)	3 Month LIBOR	Diversified Financials	5,400,000	5,400,000	5,400,000
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(f)	3 Month LIBOR	Diversified Financials	5,000,000	4,498,525	4,500,000
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(f)	3 Month LIBOR	Diversified Financials	2,000,000	1,855,959	1,900,000
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, Residual, 10/20/2025(f)	N/A	Diversified Financials	2,000,000	1,899,972	1,863,600
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(f)	3 Month LIBOR	Diversified Financials	2,500,000	2,298,095	2,250,000
JPMorgan Chase Bank, N.A. Credit Link Note, L+1,225, 12/20/2021	3 Month LIBOR	Diversified Financials	5,000,000	5,000,000	5,029,500
NXT Capital CLO 2014-1, LLC, Class E Notes, L+550, 4/23/2026(f)	3 Month LIBOR	Diversified Financials	7,500,000	6,984,993	6,978,547
Total Collateralized Securities				30,596,849	30,577,322
Short Term Investments - 12.5%(g)
First American Treasury Obligations Fund, Class Z Shares(h)			38,395,666	38,395,666	38,395,666
Total Short Term Investments				38,395,666	38,395,666
TOTAL INVESTMENTS - 80.0%				$244,969,933	$247,287,810
OTHER ASSETS IN EXCESS OF LIABILITIES - 20.0%					$61,799,895
NET ASSETS - 100%					$309,087,705

TOTAL RETURN SWAP - 0.5%			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (see Note 7)			$275,947,739		$1,571,894

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note (f) below. The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.

(b)

The 1 and 3 month London Interbank Offered Rate, or LIBOR, rates were 0.16% and 0.23%, respectively, as of June 30, 2014. The prime rate was 3.25% as of June 30, 2014. The applicable LIBOR rate as of June 30, 2014 for the loan listed may not be the applicable LIBOR rate, as the loan may have been priced or repriced based on a LIBOR rate prior to June 30, 2014.

(c)			Fair value determined by the Company’s board of directors (see Note 8).
(d)			The Company is committed to fund an additional $1,724,000 as of June 30, 2014 and August 11, 2014 (see Note 6 and Note 10).
(e)			Position or portion thereof unsettled as of June 30, 2014.
(f)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2014, 87.3% of the Company’s total assets represented qualifying assets. In addition, as described in Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 79.4% of the Company’s total assets represented qualifying assets as of June 30, 2014.

(g)			Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.
(h)			Effective yield as of June 30, 2014 is <0.01%.

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

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2013

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Collateralized Securities - 6.1%
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(e)	3 Month LIBOR	Diversified Financials	2,000,000	1,850,000	1,850,000
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, Residual, 10/20/2025(e)	N/A	Diversified Financials	2,000,000	1,896,000	1,945,600
JPMorgan Chase Bank, N.A. Credit Link Note, L+1,225, 12/20/2021(e)	3 Month LIBOR	Diversified Financials	5,000,000	5,000,000	5,000,000
Total Collateralized Securities				8,746,000	8,795,600
Short Term Investments - 7.9%(g)
First American Treasury Obligations Fund, Class Z Shares(h)			11,383,669	11,383,669	11,383,669
Total Short Term Investments				11,383,669	11,383,669
TOTAL INVESTMENTS - 72.3%				$103,414,685	$104,518,913
OTHER ASSETS IN EXCESS OF LIABILITIES - 27.7%					$40,051,572
NET ASSETS - 100%					$144,570,485

TOTAL RETURN SWAP - 1.1%			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (see Note 7)			$148,199,937		$1,548,617

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (e) below. The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.

(b)

The 1, 3, 6 and 12 month LIBOR rates were 0.17%, 0.25%, 0.35% and 0.58%, respectively, as of December 31, 2013. The applicable LIBOR rate as of December 31, 2013 for the loan listed may not be the applicable LIBOR rate, as the loan may have been priced or repriced based on a LIBOR rate prior to December 31, 2013.

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

June 30, 2014

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2013 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2013 are derived from the 2013 audited consolidated financial statements.

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

Short Term Investments

Short term investments include an investment in a U.S. Treasury Obligations Fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $38,395,666 and $11,383,669 of such investments at June 30, 2014 and December 31, 2013, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

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

The following table summarizes organization costs and offering expenses incurred by IIG and by the Company from January 31, 2012 (Inception) through June 30, 2014:

	Organization Costs and Offering Expenses Incurred by IIG
Period	Organization Costs	Offering Expenses	Other Pre-Effective Costs(5)	Total
Year Ended
December 31, 2012(1)	$191,717	$1,619,621	$200,507	$2,011,845
December 31, 2013	-	-	-	-
Three Months Ended
March 31, 2014	-	-	-	-
June 30, 2014	-	-	-	-
Total	191,717	1,619,621	200,507	2,011,845
Expenses submitted for reimbursement by IIG(2)	-	(1,591,475)	-	(1,591,475)
Total Unreimbursed Expenses Incurred by IIG	$191,717	$28,146	$200,507	$420,370

	Organization Costs and Offering Expenses Incurred by the Company(3)
Period	Organization Costs	Offering Expenses	Other Pre-Effective Costs(5)	Total
Year Ended
December 31, 2012(1)	$-	$29,652	$-	$29,652
December 31, 2013	-	1,786,978	-	1,786,978
Three Months Ended
March 31, 2014	-	539,720	-	539,720
June 30, 2014	-	448,869	-	448,869
Total	-	2,805,219	-	2,805,219
Expenses reimbursed by the Company(2)	-	1,591,475	-	1,591,475
Total Expenses Incurred by the Company	$-	$4,396,694	$-	$4,396,694

Expenses paid as of June 30, 2014	$-	$4,125,600	$-	$4,125,600
Expenses accrued as of June 30, 2014(4)	-	271,094	-	271,094
Total Expenses Incurred by the Company	$-	$4,396,694	$-	$4,396,694

(1)	Organization costs and offering expenses were incurred from January 31, 2012 (Inception) through December 31, 2012.
(2)

Of this amount, $1,000,000 of expenses charged directly to equity were submitted for reimbursement by IIG on December 17, 2012, and $591,475 of expenses charged directly to general and administrative expense were submitted for reimbursement by IIG during the three months ended March 31, 2014.

(3)	Offering expenses incurred directly by the Company are included in general and administrative expense on the consolidated statements of operations.
(4)	Included in accounts payable and accrued expenses on the consolidated balance sheets.
(5)	Represent general and administrative expenses incurred by IIG related to the Company prior to December 17, 2012.

No material organization costs or offering expenses have been incurred by IIG or its affiliates subsequent to June 30, 2014.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

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

Book and tax differences relating to permanent differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP (see Note 5). During the three and six months ended June 30, 2014, the Company declared distributions of $5,120,083 and $8,434,527, respectively.

Uncertainty in Income Taxes

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold for the purposes of measuring and recognizing tax liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by the taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of and during the six months ended June 30, 2014 and 2013, the Company did not have any uncertain tax positions.

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

Valuation of Portfolio Investments

The fair value of the Company’s investments is determined quarterly in good faith by the Company’s board of directors pursuant to its consistently applied valuation procedures and valuation process. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC 820, defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as observable inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s investments as of June 30, 2014, excluding short term investments,  consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investments. Except as described below, for each investment, CIM will attempt to obtain the most recent closing public market price. If no sales of such investment occurred on the determination date, such investment will be valued at the midpoint of the “bid” and the “ask” price at the close of business on such day. Portfolio securities that carry certain restrictions on sale will typically be consistently valued at a discount from the public market value of the security.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

The Company values its total return swap, or TRS, in accordance with the agreements between Flatiron Funding, LLC, or Flatiron, and Citibank, N.A., or Citibank, which collectively establish the TRS, or TRS Agreement. Pursuant to the TRS Agreement, the fair value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation primarily on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect a price that market participants may be willing to pay for an investment. These valuations are sent to the Company for review and testing. The Company reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of the quarterly valuation process. To the extent the Company has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuations will be discussed or challenged pursuant to the terms of the TRS Agreement. As a result of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that the total fair value of the TRS should be classified as Level 3 within the fair value hierarchy. If the Company owns identical investments in its investment portfolio and through the TRS, the Company utilizes the TRS pricing for consistency. For additional information on the TRS, see Note 7.

Notwithstanding the foregoing, if in the reasonable judgment of CIM, the price of any securities held by the Company and determined in the manner described above does not accurately reflect the fair value of such security, CIM will value such security at a price that reflects such security’s fair value and report such change in the valuation to the board of directors or its designee as soon as practicable.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

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

Loans and debt securities, including those that are individually identified as being impaired under Accounting Standards Codification 310 - Receivables, or ASC 310, are generally placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the debt agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan or security is placed on nonaccrual status is reversed against interest income. Interest income is recognized on nonaccrual loans or debt securities only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan or debt security. Loans or securities are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

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

Derivative Instrument

The Company’s only derivative instrument is the TRS. The Company marks its derivative to market through net change in unrealized (depreciation) appreciation on total return swap in the consolidated statements of operations. For additional information on the TRS, see Note 7.

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

June 30, 2014

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

Note 3. Share Transactions

The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	16,897,905	$174,102,106	3,330,978	$33,565,552
Reinvestment of distributions	546,068	5,129,582	21,988	213,150
Total gross shares/proceeds	17,443,973	179,231,688	3,352,966	33,778,702
Sales commissions and dealer manager fees	-	(15,432,857)	-	(3,038,387)
Net shares/proceeds from the offering	17,443,973	163,798,831	3,352,966	30,740,315
Share repurchase program	(4,881)	(45,905)	-	-
Net shares/proceeds from share transactions	17,439,092	$163,752,926	3,352,966	$30,740,315

During the six months ended June 30, 2014 and 2013, the Company sold 17,443,973 and 3,352,966 shares, respectively, at an average price per share of $10.27 and $10.07, respectively.

The proceeds from the reinvestment of shareholder distributions are included in the gross proceeds from the Company’s offering for purposes of determining the total amount of organization costs and offering expenses that can be paid by the Company (see Note 4).

As of June 30, 2014, the Company sold 32,949,270 shares of common stock for net proceeds of $336,318,008 at an average price per share of $10.21. The net proceeds include gross proceeds received from reinvested shareholder distributions of $6,672,596, for which the Company issued 708,948 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $45,905, for which the Company repurchased 4,881 shares of common stock.

During the period from July 1, 2014 to August 11, 2014, the Company sold 4,032,022 shares of common stock for net proceeds of $41,495,280 at an average price per share of $10.29. The net proceeds include gross proceeds received from reinvested shareholder distributions of $1,327,420, for which the Company issued 141,157 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $146,826, for which the Company repurchased 15,611 shares of common stock.

Since commencing its continuous public offering on July 2, 2012 and through August 11, 2014, the Company sold 36,981,292 shares of common stock for net proceeds of $377,813,288 at an average price per share of $10.22. The net proceeds include gross proceeds received from reinvested shareholder distributions of $8,000,016, for which the Company issued 850,105 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $192,731, for which the Company repurchased 20,492 shares of common stock.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Share Repurchase Program

Beginning in the first quarter of 2014, the Company began offering, and on a quarterly basis thereafter it intends to continue offering, to repurchase shares on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s shareholders or would violate applicable law.

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

Any periodic repurchase offers are subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While the Company conducts quarterly tender offers as described above, it is not required to do so and may suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

The following table summarizes the share repurchases completed during the six months ended June 30, 2014:

Three Months Ended	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2014	-	-	$-	$-
June 30, 2014	4,881	100%	9.41	45,905
Total	4,881			$45,905

Note 4. Transactions with Related Parties

For the three and six months ended June 30, 2014 and 2013, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2014	2013	2014	2013
ICON Securities, LLC	Dealer manager	Dealer manager fees(1)	$2,585,978	$617,001	$5,099,173	$975,270
CIM	Investment adviser	Management fees(2)(3)	1,303,206	120,781	2,212,013	165,523
CIM	Investment adviser	Incentive fees(2)(3)	219,747	57,705	745,073	174,728
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)(4)	430,220	307,636	845,615	571,191
IIG	Sponsor	Organization costs and offering expenses reimbursement(2)	-	-	591,475	-
IIG	Sponsor	Recoupment of expense support(2)	599,626	-	599,626	-
			$5,138,777	$1,103,123	$10,092,975	$1,886,712

(1)	Amounts charged directly to equity.
(2)			Amounts charged directly to operations.
(3)			Except for the three months ended June 30, 2014, all expenses have been supported pursuant to the expense support and conditional reimbursement agreement.
(4)			For the three and six months ended June 30, 2013, all expenses have been supported pursuant to the expense support and conditional reimbursement agreement.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

The Company has entered into certain agreements with CIM’s affiliate, ICON Securities, LLC, formerly known as ICON Securities Corp., or ICON Securities, whereby the Company pays certain fees and reimbursements. ICON Securities is entitled to receive a 3% dealer manager fee from gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its continuous public offering on July 2, 2012 and through August 11, 2014, the Company paid or accrued sales commissions of $22,023,266 to the selling dealers and dealer manager fees of $10,699,258 to ICON Securities.

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

The Company accrues the capital gains incentive fee based on net realized gains and unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and six months ended June 30, 2014, capital gains incentive fees of $11,347 and $398,003, respectively, were based on net unrealized appreciation and $208,400 and $347,070, respectively, were based on realized gains. For the three and six months ended June 30, 2013, capital gains incentive fees of $5,525 and $80,497, respectively, were based on net unrealized appreciation and $52,180 and $94,231, respectively, were based on realized gains.

At June 30, 2014, the Company’s liability for capital gain incentive fees was $1,136,972, of which $15,156 was payable. The remaining liability was comprised of capital gain incentive fees of $923,052 related to unrealized appreciation and $198,764 related to realized gains from the TRS. With respect to the TRS, CIM will become entitled to a capital gains incentive fee only upon the termination or disposition of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS will be realized. See Note 2 and Note 7 for an additional discussion of CIM’s entitlement to receive incentive fees and accrual of the incentive fee on capital gains with respect to the TRS.

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

                Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all organization costs and offering expenses have been reimbursed. The Company’s payment of organization costs and offering expenses will not exceed 1.5% of the actual gross proceeds raised from the offering (without giving effect to any potential reimbursements from IIG and its affiliates). If the Company sells the maximum number of shares at its latest public offering price of $10.45 per share, the Company estimates that it may incur up to approximately $15,675,000 of expenses. Previously, the Company interpreted “raised” to mean all gross proceeds that the Company expected to raise through the completion of the offering of its shares, which could be as late as December 31, 2015, rather than actual gross proceeds raised through the date of reimbursement. Consistent with such application and since the Company believed it would raise at least $100 million through the completion of the offering of its shares, upon commencement of operations on December 17, 2012, the Company issued 111,111 shares of the Company’s common stock at $9.00 per share to IIG in lieu of payment of $1,000,000 for organization costs and offering expenses submitted for reimbursement. The transactions satisfied an independent obligation of IIG to invest $1,000,000 in the Company’s shares. Through that date, the Company had raised gross proceeds from unaffiliated outside investors of $2,639,439 and from affiliated investors of $2,000,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $69,592.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

From inception through June 30, 2014, IIG and its affiliates incurred organization costs, offering expenses and other pre-effective costs of approximately $2,012,000. Of these costs, approximately $1,811,000 represented organization costs and offering expenses, of which $1,591,475 was submitted to the Company for reimbursement. The Company paid $450,000 in October 2013, $550,000 in March 2014 and $591,475 in May 2014.  No additional material organization costs, offering expenses or other pre-effective costs have been incurred by IIG or its affiliates subsequent to June 30, 2014. The decision to fund the Company’s organization costs, offering expenses and other pre-effective costs and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, the Company may or may not be requested to reimburse any remaining costs funded by IIG and its affiliates.

As of June 30, 2014, the Company raised gross proceeds of $336,318,008, of which it can pay up to $5,044,770 in organization costs and offering expenses (which represents 1.5% of the actual gross proceeds raised). Through June 30, 2014, the Company paid $4,125,600 of such costs and expenses, leaving an additional $919,170 that can be paid. As of August 11, 2014, the Company raised gross proceeds of $377,813,288, of which it can pay up to $5,667,199 in organization costs and offering expenses (which represents 1.5% of the actual gross proceeds raised). Through August 11, 2014, the Company paid $4,652,049 of such costs and expenses, leaving an additional $1,015,150 that can be paid.

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

June 30, 2014

(unaudited)

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by the Company for each of the following three month periods.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$116,706	$116,706	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819,373	482,920	336,453	2.75%	7.00%	March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%	June 30, 2016
September 30, 2013	1,296,834	-	1,296,834	0.49%	7.00%	September 30, 2016
December 31, 2013	695,160	-	695,160	0.31%	7.00%	December 31, 2016
March 31, 2014	1,048,858	-	1,048,858	0.25%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.36%	7.00%	June 30, 2017
Total	$5,124,467	$599,626	$4,524,841

(1)

Operating expenses include all expenses borne by the Company, except for organization costs and offering expenses, interest expense, base management fees, incentive fees, administrative services expenses and other general and administrative expenses owed to CIM and its affiliates.

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

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. During the three months ended June 30, 2014, the Company recorded an obligation to repay $599,626 of expense reimbursements from IIG. The Company may or may not be requested to reimburse any remaining costs in the future.

As of June 30, 2014, the total net liability payable to CIM and its affiliates was $2,262,135, which related to fees earned by CIM primarily during the three months ended June 30, 2014 and expense support recoupment by IIG.  As of December 31, 2013, the net reimbursement due from IIG was $545,593.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

For the three and six months ended June 30, 2013 and the six months ended June 30, 2014, if expense reimbursements from IIG were not supported, some or all of the distributions may have been a return of capital for tax purposes.

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

Note 5. Distributions

The Company’s board of directors declared distributions for twenty four and twenty two record dates during the year ended December 31, 2013 and six months ended June 30, 2014, respectively. Declared distributions are paid monthly.

The following table presents cash distributions per share that were declared during the year ended December 31, 2013 and six months ended June 30, 2014:

	Distributions
Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013 (six record dates)	$0.1769	$208,766
June 30, 2013 (six record dates)	0.1788	518,630
September 30, 2013 (six record dates)	0.1799	1,089,797
December 31, 2013 (six record dates)	0.1806	2,157,124
Fiscal 2014
March 31, 2014 (nine record dates)	$0.1679	$3,314,444
June 30, 2014 (thirteen record dates)	0.1829	5,120,083
Total distributions for the six months ended June 30, 2014	$0.3508	$8,434,527

On February 1, 2014, the Company changed from semi-monthly closings to weekly closings for the sale of the Company’s shares pursuant to its continuous public offering. As result, the Company’s board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of common stock.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

On June 13, 2014, the Company’s board of directors declared five weekly cash distributions of $0.014067 per share, which were paid on July 30, 2014 to shareholders of record on July 1, July 8, July 15, July 22, and July 29, 2014.  On July 15, 2014, the board of directors declared four weekly cash distributions of $0.014067 per share, payable on August 27, 2014 to shareholders of record on August 5, August 12, August 19, and August 26, 2014.

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

The following table reflects the sources of cash distributions that the Company has declared on its shares of common stock during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014			2013
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net realized gain on total return swap
Net interest and other income from TRS portfolio	$0.2365	$5,686,805	67.4%	$0.1643	$335,925	46.2%
Net gain on TRS loan sales	0.0863	2,076,736	24.6%	0.1299	265,555	36.5%
Net realized gain on investments	0.0161	384,105	4.6%	0.0073	15,015	2.1%
From other sources(1)	0.0119	286,881	3.4%	0.0542	110,901	15.2%
Total distributions	$0.3508	$8,434,527	100.0%	$0.3557	$727,396	100.0%

(1) Includes adjustments made to net investment income to arrive at taxable income available for distributions.

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute substantially all of its taxable income to its shareholders. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to a federal excise tax. Accordingly, no federal income tax provision was required.

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
$2,152,720

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

As of June 30, 2014, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $4,540,010; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $630,712; the net unrealized appreciation was $3,909,297; the aggregate cost of securities for Federal income tax purposes was $171,334,411.

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

Note 6. Investments

The composition of the Company’s investment portfolio as of June 30, 2014 and December 31, 2013 at amortized cost and fair value was as follows:

	June 30, 2014			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured term loans - first lien	$75,883,653	$76,790,268	36.8%	$61,095,685	$61,787,430	66.4%
Senior secured term loans - second lien	100,093,765	101,524,554	48.6%	22,189,331	22,552,214	24.2%
Collateralized securities	30,596,849	30,577,322	14.6%	8,746,000	8,795,600	9.4%
Subtotal/total percentage	206,574,267	208,892,144	100.0%	92,031,016	93,135,244	100.0%
Short term investments(2)	38,395,666	38,395,666		11,383,669	11,383,669
Total investments	$244,969,933	$247,287,810		$103,414,685	$104,518,913

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on the Company’s investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$36,640,254	17.5%	$15,754,714	16.9%
Diversified Financials	30,577,322	14.6%	8,795,600	9.4%
High Tech Industries	22,225,813	10.6%	2,876,400	3.1%
Healthcare & Pharmaceuticals	17,389,316	8.3%	8,968,804	9.6%
Automotive	14,634,267	7.0%	7,473,560	8.0%
Beverage, Food & Tobacco	11,778,769	5.6%	-	-
Capital Equipment	9,950,063	4.8%	3,014,850	3.2%
Media: Diversified & Production	9,609,642	4.6%	1,920,350	2.1%
Energy: Oil & Gas	7,548,610	3.7%	3,629,300	3.9%
Chemicals, Plastics & Rubber	6,861,526	3.3%	6,797,514	7.3%
Hotel, Gaming & Leisure	6,328,850	3.0%	515,000	0.6%
Consumer Goods: Non-Durable	6,328,022	3.0%	9,527,245	10.2%
Construction & Building	6,144,188	2.9%	3,415,256	3.7%
Services: Consumer	5,583,028	2.7%	5,628,126	6.0%
Environmental Industries	4,993,750	2.4%	1,909,952	2.1%
Media: Advertising, Printing & Publishing	4,328,134	2.2%	-	-
Telecommunications	3,543,750	1.7%	3,973,040	4.3%
Media: Broadcasting & Subscription	2,129,339	1.0%	3,544,422	3.8%
Aerospace & Defense	1,452,041	0.7%	1,463,701	1.6%
Banking, Finance, Insurance & Real Estate	845,460	0.4%	2,427,410	2.6%
Containers, Packaging & Glass	-	-	1,500,000	1.6%
Subtotal/total percentage	208,892,144	100.0%	93,135,244	100.0%
U.S. Treasury Securities	38,395,666		11,383,669
Total investments	$247,287,810		$104,518,913

	June 30, 2014		December 31, 2013
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$183,461,343	87.8%	$82,542,130	88.6%
Cayman Islands	10,513,600	5.0%	3,795,600	4.1%
Germany	8,055,675	3.9%	-	-
Netherlands	5,075,000	2.4%	5,037,500	5.4%
Switzerland	1,786,526	0.9%	1,760,014	1.9%
Subtotal/total percentage	208,892,144	100.0%	93,135,244	100.0%
U.S. Treasury Securities	38,395,666		11,383,669
Total investments	$247,287,810		$104,518,913

(1) The geographic dispersion is determined by the portfolio company's country of domicile.

As of June 30, 2014 and December 31, 2013, there were no delinquent or non-accrual debt investments.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, unfunded delayed drawdown loan commitments, or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014 and December 31, 2013, the Company’s unfunded loan commitments amounted to $16,674,000 and $2,450,758, respectively. As of August 11, 2014, the Company’s unfunded loan commitments amounted to $48,341,000. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2014 and December 31, 2013, refer to the consolidated schedule of investments.

Note 7. Total Return Swap

On December 17, 2012, the Company, through its wholly-owned subsidiary, Flatiron, entered into a TRS with Citibank. Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, extend the termination or call date from December 17, 2013 to December 17, 2014, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $150 million to $225 million, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS to $275 million effective February 18, 2014, to $325 million effective April 30, 2014, and to $375 million effective July 30, 2014.

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

The obligations of Flatiron under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Flatiron, which generally will equal the value of cash collateral provided by Flatiron under the TRS. Pursuant to the terms of the TRS, Flatiron may select loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $375 million. Flatiron is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Flatiron agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Flatiron are available to pay the debts of the Company.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Citibank may terminate the TRS on or after December 17, 2014, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 80% of the maximum portfolio amount, multiplied by 1.35% per year. The Company estimates the early termination fee would have been approximately $1,624,000 at June 30, 2014. Other than during the first 90 days and last 180 days of the term of the TRS, Flatiron may be required to pay a minimum usage fee in connection with the TRS. At June 30, 2014, Flatiron was not subject to a minimum usage fee.

The value of the TRS is based on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold such loan in the open market. As of June 30, 2014 and December 31, 2013, the fair value of the TRS was $1,571,894 and $1,548,617, respectively. The fair value of the TRS is reflected as unrealized appreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized (depreciation) appreciation on total return swap. As of June 30, 2014 and December 31, 2013, Flatiron had selected 57 and 63 underlying loans with a total notional amount of $275,947,739 and $148,199,937, respectively. For the same periods, Flatiron posted $79,705,510 and $40,703,777 in cash collateral held by Citibank (of which only $74,663,041 and $39,285,408 was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest earned during the period. Receivable due on the TRS is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and net gains on sales and principal repayments of underlying loans of the TRS. As of and for the three and six months ended June 30, 2014, the net receivable and net realized gain on the TRS consisted of the following:

	Net Receivable(1)	Net Realized Gain(2)
	As of June 30, 2014	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Interest and other income from TRS portfolio	$4,087,317	$4,349,324	$7,423,291
Interest and other expense from TRS portfolio	(944,600)	(1,022,891)	(1,736,486)
Net gain on TRS loan sales	1,425,972	1,473,629	2,076,736
Total	$4,568,689	$4,800,062	$7,763,541

(1)	Net receivable is reflected in receivable due on total return swap on the Company's consolidated balance sheets.
(2)	Net realized gain is reflected in net realized gain on total return swap on the Company's consolidated statements of operations.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of June 30, 2014, Flatiron was in compliance with all covenants and reporting requirements.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

The following is a summary of the underlying loans subject to the TRS as of June 30, 2014:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Term Loans
ABG Intermediate Holdings 2 LLC, L+450, 1.00% LIBOR Floor, 5/27/2021	Various	Retail	$6,838,760	$6,909,957	$71,197
Active Network, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	3 Month LIBOR	High Tech Industries	1,250,802	1,250,023	(779)
American Residential Services, LLC, L+450, 1.00% LIBOR Floor, 6/30/2021(d)	3 Month LIBOR	Construction & Building	11,442,500	11,500,000	57,500
American Tire Distributors, Inc., L+475, 1.00% LIBOR Floor, 6/1/2018(d)	3 Month LIBOR	Automotive	6,813,917	6,833,041	19,124
Amneal Pharmaceuticals, LLC, L+475, 1.00% LIBOR Floor, 11/1/2019	1 Month LIBOR	Healthcare & Pharmaceuticals	3,330,925	3,378,601	47,676
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	4,962,563	4,950,125	(12,438)
Arc Document Solutions, Inc., L+525, 1.00% LIBOR Floor, 12/20/2018(e)	3 Month LIBOR	Services: Business	4,566,188	4,705,969	139,781
Azure Midstream Energy, LLC, L+550, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	4,270,705	4,303,077	32,372
BBTS Borrower, LP, L+650, 1.25% LIBOR Floor, 6/4/2019	3 Month LIBOR	Energy: Oil & Gas	4,449,054	4,476,734	27,680
Bluestem Brands, Inc., L+650, 1.00% LIBOR Floor, 12/6/2018	3 Month LIBOR	Retail	3,998,138	4,009,227	11,089
BRG Sports, Inc., L+550, 1.00% LIBOR Floor, 4/15/2021	1 Month LIBOR	Consumer Goods: Durable	10,283,200	10,417,550	134,350
Caraustar Industries, Inc., L+625, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	921,623	939,003	17,380
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/18/2019	3 Month LIBOR	Retail	8,779,574	8,901,628	122,054
CHI Overhead Doors, Inc., L+425, 1.25% LIBOR Floor, 3/18/2019	1 Month LIBOR	Construction & Building	5,967,401	5,977,367	9,966
Cyanco Intermediate Corp., L+450, 1.00% LIBOR Floor, 5/1/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	959,599	965,205	5,606
Deluxe Entertainment Services Group, Inc., L+550, 1.00% LIBOR Floor, 2/28/2020(e)	6 Month LIBOR	Media: Diversified & Production	546,401	547,087	686
Emmis Operating Company, L+475, 1.00% LIBOR Floor, 6/10/2021	3 Month LIBOR	Media: Broadcasting & Subscription	4,937,500	5,025,000	87,500
GTCR Valor Companies, Inc., L+500, 1.00% LIBOR Floor, 5/30/2021(e)	3 Month LIBOR	High Tech Industries	1,899,125	1,906,318	7,193
Hemisphere Media Holdings, LLC, L+500, 1.25% LIBOR Floor, 7/30/2020(d)(e)	1 Month LIBOR	Media: Broadcasting & Subscription	7,317,946	7,392,680	74,734
Hyperion Finance S.à r.l., L+475, 1.00% LIBOR Floor, 10/17/2019(e)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,410,338	4,488,694	78,356
Indra Holdings Corp., L+425, 1.00% LIBOR Floor, 5/1/2021	3 Month LIBOR	Retail	7,397,975	7,457,195	59,220
Insight Pharmaceuticals, LLC, L+500, 1.25% LIBOR Floor, 8/25/2016	2 Month LIBOR	Healthcare & Pharmaceuticals	5,819,510	5,821,961	2,451
inVentiv Health, Inc., L+625, 1.50% LIBOR Floor, 5/15/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	2,508,750	2,495,825	(12,925)
inVentiv Health, Inc., L+600, 1.50% LIBOR Floor, 8/4/2016	3 Month LIBOR	Healthcare & Pharmaceuticals	7,341,585	7,390,591	49,006
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020	1 Month LIBOR	Services: Business	8,288,350	8,413,300	124,950
LTI Flexible Products, Inc., L+450, 1.00% LIBOR Floor, 5/1/2021	3 Month LIBOR	Consumer Goods: Durable	10,447,500	10,486,875	39,375
Marine Acquisition Corp., L+425, 1.00% LIBOR Floor, 1/30/2021	3 Month LIBOR	Capital Equipment	7,910,250	8,019,563	109,313
Packaging Coordinators, Inc., L+425, 1.25% LIBOR Floor, 5/10/2020	3 Month LIBOR	Containers, Packaging & Glass	1,975,075	1,980,038	4,963
Peppermill Casinos, Inc., L+600, 1.25% LIBOR Floor, 11/9/2018	1 Month LIBOR	Hotel, Gaming & Leisure	972,695	1,007,144	34,449
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(e)	3 Month LIBOR	Aerospace & Defense	8,765,425	8,875,916	110,491
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(d)(e)	1 Month LIBOR	Consumer Goods: Non-Durable	7,348,077	7,353,233	5,156
PSC Industrial Outsourcing, LP, L+450, 1.00% LIBOR Floor, 5/15/2020	1 Month LIBOR	Energy: Oil & Gas	13,978,800	14,049,400	70,600
Safe-Guard Products International, LLC, L+600, 1.25% LIBOR Floor, 12/21/2018	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	6,875,626	6,893,170	17,544
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019(d)	3 Month LIBOR	Services: Business	6,838,002	6,857,494	19,492
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	8,351,689	8,418,927	67,238
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	6 Month LIBOR	Healthcare & Pharmaceuticals	4,722,448	4,523,731	(198,717)
SRA International, L+525, 1.25% LIBOR Floor, 7/20/2018	3 Month LIBOR	High Tech Industries	2,219,764	2,265,210	45,446
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	9,350,503	9,308,138	(42,365)
Sutherland Global Services, L+600, 1.25% LIBOR Floor, 3/6/2019(e)	6 Month LIBOR	Services: Business	1,864,234	1,876,868	12,634
TASC, Inc., L+550, 1.00% LIBOR Floor, 5/23/2020(d)	3 Month LIBOR	Services: Business	3,482,200	3,494,138	11,938
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,342,310	2,285,634	(56,676)
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/5/2018	3 Month LIBOR	Services: Consumer	1,925,625	1,947,563	21,938
Travelport, LLC, L+500, 1.25% LIBOR Floor, 6/26/2019(e)	3 Month LIBOR	Hotel, Gaming & Leisure	1,577,417	1,627,770	50,353
VFH Parent, LLC, L+450, 1.25% LIBOR Floor, 11/8/2016	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	506,266	504,761	(1,505)
Vince, LLC, L+500, 1.00% LIBOR Floor, 11/27/2019(e)	Various	Consumer Goods: Non-Durable	2,195,736	2,212,076	16,340
Western Dental Services, Inc., L+500, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	6,161,917	6,184,751	22,834
Total Senior Secured First Lien Term Loans			239,113,988	240,628,558	1,514,570

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured Second Lien Term Loans
Arysta LifeScience SPC, LLC, L+700, 1.25% LIBOR Floor, 11/30/2020(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,160,540	1,188,565	28,025
Del Monte Foods, Inc., L+725, 1.00% LIBOR Floor, 7/26/2021	6 Month LIBOR	Beverage, Food & Tobacco	320,322	317,086	(3,236)
Deltek, Inc., L+875, 1.25% LIBOR Floor, 10/10/2019	3 Month LIBOR	Services: Business	1,619,640	1,666,675	47,035
Evergreen Skills Lux S.À.R.L., L+675, 1.00% LIBOR Floor, 4/28/2022(e)	6 Month LIBOR	High Tech Industries	7,151,625	7,141,536	(10,089)
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022(e)	3 Month LIBOR	Services: Business	6,965,000	6,943,160	(21,840)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	4,990,000	5,050,000	60,000
PFS Holding Corporation, L+725, 1.00% LIBOR Floor, 1/31/2022	1 Month LIBOR	Retail	7,104,300	6,925,800	(178,500)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,001,875	1,012,500	10,625
Sheridan Holdings, Inc., L+725, 1.00% LIBOR Floor, 12/20/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	2,736,250	2,808,438	72,188
Telx Group, Inc., L+650, 1.00% LIBOR Floor, 4/9/2021	3 Month LIBOR	High Tech Industries	2,970,000	3,000,000	30,000
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 1/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	814,199	837,315	23,116
Total Senior Secured Second Lien Term Loans			36,833,751	36,891,075	57,324
Total			$275,947,739	$277,519,633	$1,571,894

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (e) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)

The 1, 2, 3, and 6 month LIBOR rates were 0.16%%, 0.19%, 0.23%, and 0.33%, respectively, as of June 30, 2014. The prime rate was 3.25% as of June 30, 2014. The applicable LIBOR rate as of June 30, 2014 for the loan listed may not be the applicable LIBOR rate, as the loan may have been priced or repriced based on a LIBOR rate prior to June 30, 2014.

(c)	Fair value determined by the Company’s board of directors (see Note 8).
(d)	Position or portion thereof unsettled as of June 30, 2014.
(e)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2014, 87.3% of the Company’s total assets represented qualifying assets. In addition, as described in this note, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 79.4% of the Company’s total assets represented qualifying assets as of June 30, 2014.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

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

June 30, 2014

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

June 30, 2014

(unaudited)

Note 8. Fair Value of Financial Instruments

The Company determines the fair value of all portfolio investments in accordance with ASC 820. ASC 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of June 30, 2014 and December 31, 2013, according to the fair value hierarchy:

	June 30, 2014
Valuation Inputs	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$-	$-	$-	$38,395,666	$-
Level 2—Significant other observable inputs	-	-	-	-	-
Level 3—Significant unobservable inputs	76,790,268	101,524,554	30,577,322	-	1,571,894
	$76,790,268	$101,524,554	$30,577,322	$38,395,666	$1,571,894

	December 31, 2013
Valuation Inputs	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$-	$-	$-	$11,383,669	$-
Level 2—Significant other observable inputs	-	-	-	-	-
Level 3—Significant unobservable inputs	61,787,430	22,552,214	8,795,600	-	1,548,617
	$61,787,430	$22,552,214	$8,795,600	$11,383,669	$1,548,617

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

The Company’s investments as of June 30, 2014 and December 31, 2013, excluding short term investments, primarily consisted of debt securities that are traded on a private over-the-counter market for institutional investors. Except for investments specifically identified, the Company values its portfolio investments by using market comparables, discounted cash flow models and independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the pricing service from dealers on the determination date of the relevant period end. Four senior secured loans that were purchased near December 31, 2013, were valued using cost at acquisition, as the Company determined that the cost of the investments was the best indication of their current fair value.

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

Six and three of the Company’s collateralized security investments as of June 30, 2014 and December 31, 2013, respectively, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, each borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt.

The Company values its TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the fair value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation primarily on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect a price that market participants may be willing to pay for an investment. These valuations are sent to the Company for review and testing. The Company reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of the quarterly valuation process. To the extent the Company has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuations will be discussed or challenged pursuant to the terms of the TRS Agreement. As a result of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that the total fair value of the TRS should be classified as Level 3 within the fair value hierarchy.

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended June 30, 2014 and 2013. The Company’s policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that causes the transfer.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Total Return Swap	Total
Beginning balance, March 31, 2014	$84,299,368	$47,163,590	$11,044,972	$2,756,542	$145,264,472
Investments purchased	16,136,212	57,147,031	19,529,222	-	92,812,465
Net realized gain	183,014	27,377	-	4,800,062	5,010,453
Net change in unrealized appreciation(1)	(98,450)	726,267	(25,061)	(1,184,648)	(581,892)
Accretion of discount	38,301	10,773	28,189	-	77,263
Sales and principal repayments	(23,768,177)	(3,550,484)	-	(4,800,062)	(32,118,723)
Ending balance, June 30, 2014	$76,790,268	$101,524,554	$30,577,322	$1,571,894	$210,464,038
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$139,156	$765,508	$(25,061)	$124,308	$1,003,911

(1)

Represents the amount of total gains/losses for the period included in the change in unrealized appreciation (depreciation) on investments and change in unrealized appreciation (depreciation) on total return swap still held at the reporting date.

	Six Months Ended June 30, 2014
	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Total Return Swap	Total
Beginning balance, December 31, 2013	$61,787,430	$22,552,214	$8,795,600	$1,548,617	$94,683,861
Investments purchased	55,203,085	82,784,265	21,821,944	-	159,809,294
Net realized gain	327,356	56,749	-	7,763,541	8,147,646
Net change in unrealized appreciation(1)	214,870	1,067,906	(69,127)	23,277	1,236,926
Accretion of discount	79,605	15,229	28,905	-	123,739
Sales and principal repayments	(40,822,078)	(4,951,809)	-	(7,763,541)	(53,537,428)
Ending balance, June 30, 2014	$76,790,268	$101,524,554	$30,577,322	$1,571,894	$210,464,038
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$495,452	$1,136,245	$(69,127)	$742,861	$2,305,431

(1)

Represents the amount of total gains/losses for the period included in the change in unrealized appreciation (depreciation) on investments and change in unrealized appreciation (depreciation) on total return swap still held at the reporting date.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

	Three Months Ended June 30, 2013
	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Total Return Swap	Total
Beginning balance, March 31, 2013	$5,702,500	$2,543,125	$-	$263,071	$8,508,696
Investments purchased	11,185,863	2,818,325	-	-	14,004,188
Net realized gain	10,438	-	-	505,676	516,114
Net change in unrealized appreciation(1)	144,971	45,760	-	(163,108)	27,623
Accretion of discount	1,710	3,150	-	-	4,860
Sales and principal repayments	(627,548)	-	-	(505,676)	(1,133,224)
Ending balance, June 30, 2013	$16,417,934	$5,410,360	$-	$99,963	$21,928,257
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$155,905	$45,760	$-	$(106,881)	$94,784

(1)

Represents the amount of total gains/losses for the period included in the change in unrealized appreciation (depreciation) on investments and change in unrealized appreciation (depreciation) on total return swap still held at the reporting date.

	Six Months Ended June 30, 2013
	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Total Return Swap	Total
Beginning balance, December 31, 2012	$1,980,044	$-	$-	$12,395	$1,992,439
Investments purchased	15,362,353	5,295,825	-	-	20,658,178
Net realized gain	14,971	-	-	792,013	806,984
Net change in unrealized appreciation(1)	204,156	110,857	-	87,568	402,581
Accretion of discount	3,333	3,678	-	-	7,011
Sales and principal repayments	(1,146,923)	-	-	(792,013)	(1,938,936)
Ending balance, June 30, 2013	$16,417,934	$5,410,360	$-	$99,963	$21,928,257
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$204,156	$110,857	$-	$97,723	$412,736

(1)

Represents the amount of total gains/losses for the period included in the change in unrealized appreciation (depreciation) on investments and change in unrealized appreciation (depreciation) on total return swap still held at the reporting date.

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior secured term loans - first lien	$76,790,268	Discounted cash flow	Discount rates	5.0% - 10.5% (7.5%)
Senior secured term loans - second lien	$101,524,554	Discounted cash flow	Discount rates	6.8% - 12.2% (8.6%)
Collateralized securities	$30,577,322	Discounted cash flow	Discount rates	9.1% - 13.0% (10.5%)

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior secured term loans - first lien	$61,787,430	Discounted cash flow	Discount rates	4.8% - 9.7% (6.7%)
Senior secured term loans - second lien	$22,552,214	Discounted cash flow	Discount rates	7.5% - 11.8% (8.8%)
Collateralized securities	$8,795,600	Discounted cash flow	Discount rates	10.0% - 13.0% (11.8%)

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien and second lien term loans, and collateralized securities are discount rates. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively.

Note 9. General and Administrative Expense

General and administrative expense consisted of the following items for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Marketing expense	$209,362	$96,759	$297,122	$183,399
Professional fees expense	179,299	285,736	466,306	526,305
Transfer agent expense	160,354	25,365	276,699	38,967
Due diligence fees	78,639	122,326	401,626	161,344
Filing fees	74,076	51,450	79,727	57,550
Dues and subscriptions	57,439	12,033	78,849	22,966
Insurance expense	53,411	52,901	105,269	105,802
Director fees and expenses	44,500	8,185	76,789	16,024
Printing and mailing expense	36,104	73,738	69,242	98,626
Other expenses	124,303	23,522	223,986	49,895
Total general and administrative expense	$1,017,487	$752,015	$2,075,615	$1,260,878

Note 10. Commitments and Contingencies

The Company entered into certain contracts with other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to such indemnifications to be remote.

As of June 30, 2014 and December 31, 2013, the Company’s unfunded loan commitments amounted to $16,674,000 and $2,450,758, respectively. As of August 11, 2014, the Company’s unfunded loan commitments amounted to $48,341,000. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2014 and December 31, 2013, refer to the consolidated schedule of investments.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 11. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended June 30, 2014 and 2013:

	As of and for the	As of and for the
	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
Per share data:(1)
Net asset value at beginning of period	$9.32	$8.97
Results of operations:
Net investment (loss) income(2)	(0.01)	0.05
Net realized gain and net change in unrealized appreciation on investments	0.07	0.16
Net realized gain and net change in unrealized appreciation on total return swap	0.32	0.44
Net increase in net assets resulting from operations	0.38	0.65
Shareholder distributions:
Distributions from net realized gains	(0.34)	(0.06)
Distributions from other sources	(0.01)	(0.30)
Net decrease in net assets from shareholder distributions	(0.35)	(0.36)
Capital share transactions:
Issuance of common stock above net asset value(3)	0.03	0.15
Amortization of deferred offering expenses	0.00	(0.24)
Net increase (decrease) in net assets resulting from capital share transactions	0.03	(0.09)
Net asset value at end of period	$9.38	$9.17
Shares of common stock outstanding at end of period	32,949,270	3,853,304
Total investment return-net asset value(4)	4.45%	6.05%
Net assets at beginning of period	$144,570,485	$4,487,115
Net assets at end of period	$309,087,705	$35,321,918
Average net assets	$226,620,761	$19,904,517

Ratio/Supplemental data:
Ratio of net investment (loss) income to average net assets(5)	(0.08%)	0.54%
Ratio of net operating expenses to average net assets	2.66%	1.03%
Ratio of gross operating expenses to average net assets(6)	0.65%	3.22%
Ratio of total expenses (before expense reimbursements and recoupments) to average net assets	2.85%	10.91%
Ratio of expense reimbursements from IIG and expense recoupments to average net assets	0.20%	9.88%
Portfolio turnover rate(7)	31.04%	11.95%
Asset coverage ratio(8)	2.58	2.29

CĪON Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

(1)	The per share data for the six months ended June 30, 2014 and 2013 was derived by using the weighted average shares of common stock outstanding during each period.
(2)

Net investment (loss) income per share includes the expense reimbursement from IIG of $0.04 and $0.97 per share for the six months ended June 30, 2014 and 2013, respectively, and expense recoupments of $0.02 per share for the six months ended June 30, 2014.

(3)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date.

(4)

Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company's distribution reinvestment plan and second amended and restated distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan and second amended and restated distribution reinvestment plan are issued at 95% (from January 1, 2013 through September 30, 2013) and 90% (from October 1, 2013 through June 30, 2014) of the then public offering price on the date of purchase, respectively. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full period are not annualized.

(5)

Excluding the expense reimbursements from IIG and the recoupment of expense reimbursements during the period, the ratio of net investment loss to average net assets would have been (0.28%) and (9.34%) for the six months ended June 30, 2014 and 2013, respectively.

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

Revenue

We primarily generate revenue in the form of interest income on the debt securities that we hold and capital gains on debt or other equity interests that we acquire in portfolio companies. The majority of our senior debt investments bear interest at a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued, but unpaid, interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

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

•         costs of proxy statements, tender offer materials, shareholders’ reports and notices;

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

Portfolio Investment Activity for the Three Months Ended June 30, 2014 and 2013

The following table summarizes our investment activity, excluding short term investments, for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured term loans - first lien	$16,136,212	$151,011,079	$167,147,291	$11,185,863	$45,827,010	$57,012,873
Senior secured term loans - second lien	57,147,031	15,111,625	72,258,656	2,818,325	7,179,785	9,998,110
Collateralized securities	19,529,222	-	19,529,222	-	-	-
Subordinated unsecured term loans	-	-	-	-	1,425,428	1,425,428
Sales and principal repayments	(27,318,661)	(121,905,999)	(149,224,660)	(627,548)	(30,960,587)	(31,588,135)
Net portfolio activity	$65,493,804	$44,216,705	$109,710,509	$13,376,640	$23,471,636	$36,848,276

The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Senior secured term loans - first lien	$75,883,653	$76,790,268	36.8%	$239,113,988	$240,628,558	86.7%	$314,997,641	$317,418,826	65.3%
Senior secured term loans - second lien	100,093,765	101,524,554	48.6%	36,833,751	36,891,075	13.3%	136,927,516	138,415,629	28.4%
Collateralized securities	30,596,849	30,577,322	14.6%	-	-	-	30,596,849	30,577,322	6.3%
Subtotal/total percentage	206,574,267	208,892,144	100.0%	275,947,739	277,519,633	100.0%	482,522,006	486,411,777	100.0%
Short term investments(2)	38,395,666	38,395,666		-	-		38,395,666	38,395,666
Total investments	$244,969,933	$247,287,810		$275,947,739	$277,519,633		$520,917,672	$524,807,443

Number of portfolio companies			47			56			93(3)
Average annual EBITDA of portfolio companies		$60.7 million			$85.8 million			$76.0 million
Median annual EBITDA of portfolio companies		$49.6 million			$65.0 million			$62.0 million
Purchased at a weighted average price of par			98.22%			99.47%			98.93%
Gross annual portfolio yield based upon the purchase price(4)			8.31%			6.75%(5)			7.42%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.
(3)

The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to ten portfolio companies being in both the investment and TRS portfolios.

(4)	The portfolio yield does not represent an actual investment return to shareholders.
(5)	The portfolio yield for underlying TRS loans is determined without giving consideration to leverage.

	December 31, 2013
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured term loans - first lien	$61,095,685	$61,787,430	66.4%	$128,420,410	$129,609,512	86.6%	$189,516,095	$191,396,942	78.8%
Senior secured term loans - second lien	22,189,331	22,552,214	24.2%	19,779,527	20,139,042	13.4%	41,968,858	42,691,256	17.6%
Collateralized securities	8,746,000	8,795,600	9.4%	-	-	-	8,746,000	8,795,600	3.6%
Subtotal/total percentage	92,031,016	93,135,244	100.0%	148,199,937	149,748,554	100.0%	240,230,953	242,883,798	100.0%
Short term investments(2)	11,383,669	11,383,669		-	-		11,383,669	11,383,669
Total investments	$103,414,685	$104,518,913		$148,199,937	$149,748,554		$251,614,622	$254,267,467

Number of portfolio companies			39			62			91(3)
Average annual EBITDA of portfolio companies		$50.8 million			$157.0 million			$120.2 million
Median annual EBITDA of portfolio companies		$47.7 million			$102.7 million			$72.9 million
Purchased at a weighted average price of par			98.57%			99.09%			98.89%
Gross annual portfolio yield based upon the purchase price(4)			7.86%			6.71%(5)			7.15%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.
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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio by the type of interest rate as of June 30, 2014 and December 31, 2013, excluding short term investments of $38,395,666 and $11,383,669, respectively:

	June 30, 2014
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$203,588,545	$205,781,940	98.5%	$275,947,739	$277,519,633	100.0%	$479,536,284	$483,301,573	99.4%
Fixed interest rate investments	2,985,722	3,110,204	1.5%	-	-	-	2,985,722	3,110,204	0.6%
Total investments	$206,574,267	$208,892,144	100.0%	$275,947,739	$277,519,633	100.0%	$482,522,006	$486,411,777	100.0%

	December 31, 2013
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$92,031,016	$93,135,244	100.0%	$148,199,937	$149,748,554	100.0%	$240,230,953	$242,883,798	100.0%
Fixed interest rate investments	-	-	-	-	-	-	-	-	-
Total investments	$92,031,016	$93,135,244	100.0%	$148,199,937	$149,748,554	100.0%	$240,230,953	$242,883,798	100.0%

The following table shows the composition of our investment portfolio and our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$36,640,254	17.5%	$33,957,604	12.3%	$70,597,858	14.5%
Healthcare & Pharmaceuticals	17,389,316	8.3%	42,749,351	15.4%	60,138,667	12.4%
High Tech Industries	22,225,813	10.6%	15,563,087	5.6%	37,788,900	7.8%
Retail	-	-	34,203,807	12.3%	34,203,807	7.0%
Diversified Financials	30,577,322	14.6%	-	-	30,577,322	6.3%
Energy: Oil & Gas	7,548,610	3.7%	22,829,211	8.2%	30,377,821	6.2%
Chemicals, Plastics & Rubber	6,861,526	3.3%	20,572,822	7.4%	27,434,348	5.7%
Construction & Building	6,144,188	2.9%	17,477,367	6.3%	23,621,555	4.9%
Automotive	14,634,267	7.0%	6,833,041	2.5%	21,467,308	4.4%
Consumer Goods: Durable	-	-	20,904,425	7.5%	20,904,425	4.3%
Consumer Goods: Non-Durable	6,328,022	3.0%	11,850,943	4.3%	18,178,965	3.8%
Capital Equipment	9,950,063	4.8%	8,019,563	2.9%	17,969,626	3.7%
Media: Broadcasting & Subscription	2,129,339	1.0%	12,417,680	4.5%	14,547,019	3.0%
Banking, Finance, Insurance & Real Estate	845,460	0.4%	11,886,625	4.3%	12,732,085	2.6%
Beverage, Food & Tobacco	11,778,769	5.6%	317,086	0.1%	12,095,855	2.5%
Aerospace & Defense	1,452,041	0.7%	8,875,916	3.2%	10,327,957	2.1%
Media: Diversified & Production	9,609,642	4.6%	547,087	0.2%	10,156,729	2.1%
Hotel, Gaming & Leisure	6,328,850	3.0%	2,634,914	0.9%	8,963,764	1.8%
Services: Consumer	5,583,028	2.7%	1,947,563	0.7%	7,530,591	1.5%
Environmental Industries	4,993,750	2.4%	-	-	4,993,750	1.0%
Telecommunications	3,543,750	1.7%	1,012,500	0.4%	4,556,250	0.9%
Media: Advertising, Printing & Publishing	4,328,134	2.2%	-	-	4,328,134	0.9%
Containers, Packaging & Glass	-	-	1,980,038	0.7%	1,980,038	0.4%
Forest Products & Paper	-	-	939,003	0.3%	939,003	0.2%
Subtotal/total percentage	208,892,144	100.0%	277,519,633	100.0%	486,411,777	100.0%
U.S. Treasury Securities	38,395,666		-		38,395,666
Total investments	$247,287,810		$277,519,633		$524,807,443

	December 31, 2013
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Healthcare & Pharmaceuticals	$8,968,804	9.6%	$28,520,188	19.0%	$37,488,992	15.4%
Services: Business	15,754,714	16.9%	21,710,669	14.5%	37,465,383	15.4%
Chemicals, Plastics & Rubber	6,797,514	7.3%	12,767,942	8.5%	19,565,456	8.1%
Consumer Goods: Non-Durable	9,527,245	10.2%	8,353,950	5.7%	17,881,195	7.5%
Banking, Finance, Insurance & Real Estate	2,427,410	2.6%	15,399,479	10.3%	17,826,889	7.3%
Media: Broadcasting & Subscription	3,544,422	3.8%	9,713,966	6.5%	13,258,388	5.5%
Energy: Oil & Gas	3,629,300	3.9%	6,286,404	4.2%	9,915,704	4.1%
Telecommunications	3,973,040	4.3%	5,502,732	3.7%	9,475,772	3.9%
Diversified Financials	8,795,600	9.4%	-	-	8,795,600	3.6%
Beverage, Food & Tobacco	-	-	8,597,752	5.7%	8,597,752	3.5%
Aerospace & Defense	1,463,701	1.6%	6,796,190	4.5%	8,259,891	3.4%
Services: Consumer	5,628,126	6.0%	1,965,000	1.3%	7,593,126	3.1%
Automotive	7,473,560	8.0%	-	-	7,473,560	3.1%
High Tech Industries	2,876,400	3.1%	4,353,293	2.9%	7,229,693	3.0%
Retail	-	-	6,661,756	4.4%	6,661,756	2.7%
Containers, Packaging & Glass	1,500,000	1.6%	4,488,750	3.0%	5,988,750	2.5%
Environmental Industries	1,909,952	2.1%	3,554,920	2.4%	5,464,872	2.2%
Hotel, Gaming & Leisure	515,000	0.6%	4,336,815	2.9%	4,851,815	2.0%
Construction & Building	3,415,256	3.7%	-	-	3,415,256	1.4%
Capital Equipment	3,014,850	3.2%	-	-	3,014,850	1.2%
Media: Diversified & Production	1,920,350	2.1%	-	-	1,920,350	0.8%
Forest Products & Paper	-	-	738,748	0.5%	738,748	0.3%
Subtotal/total percentage	93,135,244	100.0%	149,748,554	100.0%	242,883,798	100.0%
U.S. Treasury Securities	11,383,669		-		11,383,669
Total investments	$104,518,913		$149,748,554		$254,267,467

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

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, unfunded delayed drawdown loan commitments, or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014 and December 31, 2013, our unfunded loan commitments amounted to $16,674,000 and $2,450,758, respectively. As of August 11, 2014, our unfunded loan commitments amounted to $48,341,000.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of June 30, 2014 and December 31, 2013, excluding short term investments of $38,395,666 and $11,383,669, respectively:

	June 30, 2014
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	208,892,144	100.0%	270,593,833	97.5%	479,485,977	98.6%
3	-	-	6,925,800	2.5%	6,925,800	1.4%
4	-	-	-	-	-	-
5	-	-	-	-	-	-
	$208,892,144	100.0%	$277,519,633	100.0%	$486,411,777	100.0%

December 31, 2013
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	93,135,244	100.0%	149,748,554	100.0%	242,883,798	100.0%
3	-	-	-	-	-	-
4	-	-	-	-	-	-
5	-	-	-	-	-	-
	$93,135,244	100.0%	$149,748,554	100.0%	$242,883,798	100.0%

The amount of the investment portfolio and underlying TRS loans in each grading category may vary substantially from period to period resulting primarily from changes in the composition of each portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio

As of August 11, 2014, our investment portfolio, excluding our short term investments and TRS, consisted of interests in 50 portfolio companies (37% in first lien senior secured term loans, 51% in second lien senior secured term loans and 12% in collateralized securities) with a total fair value of $254,355,371 with an average and median portfolio company annual EBITDA of $88.3 million and $54.7 million, respectively, at initial investment. As of August 11, 2014, investments in our portfolio were purchased at a weighted average price of 98.33% of par value. Our estimated gross annual portfolio yield was 8.49% based upon the purchase price of our investments. The portfolio yield does not represent an actual investment return to shareholders.

As of August 11, 2014, our short term investments included an investment in a U.S. Treasury Obligations Fund of $38,538,525.

Further, as of August 11, 2014, through a TRS (described further in Note 7 of our consolidated financial statements), we obtained the economic benefit of owning investments in first lien senior secured and second lien senior secured floating-rate loans of 66 portfolio companies.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

                Our results of operations for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014	2013
Investment income	$3,634,027	$245,494
Net operating expenses	3,570,286	90,601
Net investment income	63,741	154,893
Net realized gain on investments	210,391	10,438
Net change in unrealized appreciation on investments	602,756	190,731
Net realized gain on total return swap	4,800,062	505,676
Net change in unrealized appreciation on total return swap	(1,184,648)	(163,108)
Net increase in net assets resulting from operations	$4,492,302	$698,630

Investment Income

For the three months ended June 30, 2014 and 2013, we generated investment income of $3,634,027 and $245,494, respectively, consisting primarily of interest income on investments in senior secured loans of 52 and 22 portfolio companies held during each respective period. During the three months ended June 30, 2014 and 2013, our investment portfolio, excluding short term investments and the TRS, increased approximately $66,384,000 and $13,582,000, respectively, as we continued to deploy the net proceeds from our continuous offering. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our continuous offering. As a result, we believe that reported investment income for the three months ended June 30, 2014 and 2013 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014	2013
Management fees	$1,303,206	$120,781
Administrative services expense	430,220	307,636
Capital gains incentive fee	219,747	57,705
General and administrative	1,017,487	752,015
Total expenses	2,970,660	1,238,137
Expense reimbursement from IIG	-	(1,147,536)
Recoupment of expense reimbursement from IIG	599,626	-
Net operating expenses	$3,570,286	$90,601

The composition of our general and administrative expenses for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014	2013
Marketing expense	$209,362	$96,759
Professional fees expense	179,299	285,736
Transfer agent expense	160,354	25,365
Due diligence fees	78,639	122,326
Filing fees	74,076	51,450
Dues and subscriptions	57,439	12,033
Insurance expense	53,411	52,901
Director fees and expenses	44,500	8,185
Printing and mailing expense	36,104	73,738
Other expenses	124,303	23,522
Total general and administrative expense	$1,017,487	$752,015

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

For the three months ended June 30, 2014, IIG recouped $599,626 of expense reimbursements made in connection with the expense support and conditional reimbursement agreement during the three months ended December 31, 2012 and March 31, 2013, compared to expense reimbursements from IIG of $1,147,536 for the three months ended June 30, 2013. All expense reimbursements from IIG for the three months ended June 30, 2013 are eligible to be reimbursed by us through June 30,  2016.

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

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$116,706	$116,706	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819,373	482,920	336,453	2.75%	7.00%	March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%	June 30, 2016
September 30, 2013	1,296,834	-	1,296,834	0.49%	7.00%	September 30, 2016
December 31, 2013	695,160	-	695,160	0.31%	7.00%	December 31, 2016
March 31, 2014	1,048,858	-	1,048,858	0.25%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.36%	7.00%	June 30, 2017
Total	$5,124,467	$599,626	$4,524,841

(1)

Operating expenses include all expenses borne by us, except for organization costs and offering expenses, interest expense, base management fees, incentive fees, administrative services expenses and other general and administrative expenses owed to CIM and its affiliates.

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

Net Investment Income

Our net investment income totaled $63,741 and $154,893 for the three months ended June 30, 2014 and 2013, respectively. The decrease in net investment income during the second quarter of 2014, compared to the corresponding 2013 period, was primarily due to a decrease in expense support from IIG as we began to achieve economies of scale sufficient to bear a reasonable level of expense in relation to our investment income and realized gains.

Net Realized Gain on Investments

Our net realized gain on investments totaled $210,391 and $10,438 for the three months ended June 30, 2014 and 2013, respectively. During the second quarter of 2014, we received sale proceeds and principal repayments of $27,064,543 and $254,118, respectively, for gains of $210,391. For the corresponding 2013 period, we realized gains of $10,438 entirely on principal repayments of $627,548.

Net Change in Unrealized Appreciation on Investments

The net change in unrealized appreciation on our investments totaled $602,756 and $190,731 for the three months ended June 30, 2014 and 2013, respectively. This change was predominantly driven by primary investments, sourced with the assistance of AIM, made available to us at advantageous purchase prices, as well as the growth and increase in fair value of the investments in our investment portfolio.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $4,800,062 and $505,676 for the three months ended June 30, 2014 and 2013, respectively. The components of net realized gain on the TRS are summarized below for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Interest and other income from TRS portfolio	$4,349,324	$355,656
Interest and other expense from TRS portfolio	(1,022,891)	(100,442)
Net gain on TRS loan sales	1,473,629	250,462
Total	$4,800,062	$505,676

Net Change in Unrealized Appreciation on TRS

                The net decrease in unrealized appreciation on the TRS totaled $1,184,648 and $163,108 for the three months ended June 30, 2014 and 2013, respectively. For both periods, the decrease was primarily the result of unrealized appreciation on loans underlying the TRS becoming realized gains upon the sale of such loans.

Net Increase in Net Assets Resulting from Operations

                For the three months ended June 30, 2014 and 2013, we recorded a net increase in net assets resulting from operations of $4,492,302 and $698,630, respectively.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

                Our results of operations for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
Investment income	$5,834,808	$313,620
Net operating expenses	6,020,559	205,411
Net investment (loss) income	(185,751)	108,209
Net realized gain on investments	384,105	14,971
Net change in unrealized appreciation on investments	1,213,649	315,013
Net realized gain on total return swap	7,763,541	792,013
Net change in unrealized appreciation on total return swap	23,277	87,568
Net increase in net assets resulting from operations	$9,198,821	$1,317,774

Investment Income

For the six months ended June 30, 2014 and 2013, we generated investment income of $5,834,808 and $313,620, respectively, consisting primarily of interest income on investments in senior secured loans of 61 and 23 portfolio companies held during each respective period. During the six months ended June 30, 2014 and 2013, our investment portfolio, excluding short term investments and the TRS, increased approximately $115,757,000 and $19,848,000, respectively, as we continued to deploy the net proceeds from our continuous offering. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our continuous offering. As a result, we believe that reported investment income for the six months ended June 30, 2014 and 2013 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,
	2014	2013
Management fees	$2,212,013	$165,523
Administrative services expense	845,615	571,191
Capital gains incentive fee	745,073	174,728
Offering expense - IIG	591,475	-
General and administrative	2,075,615	1,260,878
Total expenses	6,469,791	2,172,320
Expense reimbursement from IIG	(1,048,858)	(1,966,909)
Recoupment of expense reimbursement from IIG	599,626	-
Net operating expenses	$6,020,559	$205,411

The composition of our general and administrative expenses for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,
	2014	2013
Professional fees expense	$466,306	$526,305
Due diligence fees	401,626	161,344
Marketing expense	297,122	183,399
Transfer agent expense	276,699	38,967
Insurance expense	105,269	105,802
Filing fees	79,727	57,550
Dues and subscriptions	78,849	22,966
Director fees and expenses	76,789	16,024
Printing and mailing expense	69,242	98,626
Other expenses	223,986	49,895
Total general and administrative expense	$2,075,615	$1,260,878

Expense Reimbursement

For the six months ended June 30, 2014, we received expense reimbursements from IIG of $1,048,858 and IIG recouped $599,626 of prior expense reimbursements made during the three months ended December 31, 2012 and March 31, 2013 in connection with the expense support and conditional reimbursement agreement.  For the six months ended June 30, 2013, we received expense reimbursements from IIG of $1,966,909.

Refer to section, “Results of Operations for the Three Months Ended June 30, 2014 and 2013—Expense Reimbursement” above for further detail on our expense reimbursement with our affiliate, IIG.

Net Investment (Loss) Income

Our net investment (loss) income totaled ($185,751) and $108,209 for the six months ended June 30, 2014 and 2013, respectively. The net investment loss during the 2014 period, compared to the net investment income during the corresponding 2013 period, was primarily due to higher operating expenses due to our accelerated growth and a decrease in expense reimbursement from IIG, partially offset by an increase in investment income.

Net Realized Gain on Investments

Our net realized gain on investments totaled $384,105 and $14,971 for the six months ended June 30, 2014 and 2013, respectively. During the 2014 period, we received sale proceeds and principal repayments of $40,230,388 and $5,543,499, respectively, for gains of $384,105. For the corresponding 2013 period, we received sale proceeds and principal repayments of $504,375 and $642,548, respectively, for gains of $14,971.

Net Change in Unrealized Appreciation on Investments

The net change in unrealized appreciation on our investments totaled $1,213,649 and $315,013 for the six months ended June 30, 2014 and 2013, respectively. This change was predominantly driven by primary investments, sourced with the assistance of AIM, made available to us at advantageous purchase prices, as well as the growth and increase in fair value of the investments in our investment portfolio.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $7,763,541 and $792,013 for the six months ended June 30, 2014 and 2013, respectively. The components of net realized gain on the TRS are summarized below for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Interest and other income from TRS portfolio	$7,423,291	$461,103
Interest and other expense from TRS portfolio	(1,736,486)	(125,276)
Net gain on TRS loan sales	2,076,736	456,186
Total	$7,763,541	$792,013

Net Change in Unrealized Appreciation on TRS

                The net change in unrealized appreciation on the TRS totaled $23,277 and $87,568 for the six months ended June 30, 2014 and 2013, respectively. This change was primarily due to the growth and increase in fair value of certain loans underlying the TRS, partially offset by unrealized appreciation on other loans underlying the TRS becoming realized gains upon the sale of such loans.

Net Increase in Net Assets Resulting from Operations

                For the six months ended June 30, 2014 and 2013, we recorded a net increase in net assets resulting from operations of $9,198,821 and $1,317,774, respectively.

 Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $9.38 and $9.32 on June 30, 2014 and December 31, 2013, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.3508 per share during the six months ended June 30, 2014, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 4.45% for shareholders who held our shares over the entire six-month period ended June 30, 2014.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 10.49% and the value of their investment grow by 16.57% (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price) have seen an annualized return of 3.17% and the value of their investment grow by 4.91%. Over the same time period the S&P/LSTA Leverage Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, had an annualized return of approximately 5.69% and a total return of approximately 8.88%.

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

As of June 30, 2014, we sold 32,949,270 shares of common stock for net proceeds of $336,318,008 at an average price per share of $10.21. The net proceeds include gross proceeds received from reinvested shareholder distributions of $6,672,596, for which we issued 708,948 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $45,905, for which we repurchased 4,881 shares of common stock.

As of August 11, 2014, we sold 36,981,292 shares of common stock for net proceeds of $377,813,288 at an average price per share of $10.22. The net proceeds include gross proceeds received from reinvested shareholder distributions of $8,000,016, for which we issued 850,105 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $192,731, for which we repurchased 20,492 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through August 11, 2014, sales commissions and dealer manager fees related to the sale of our common stock were $22,023,266 and $10,699,258, respectively.

On April 2, 2014, we completed our first tender offer in connection with our share repurchase program and repurchased 4,881 shares (representing 100% of the shares of common stock tendered for repurchase) at $9.41 per share for aggregate consideration totaling $45,905. On July 2, 2014, we completed our second tender offer and repurchased 15,611 shares (representing 100% of the shares of common stock tendered for repurchase) at $9.41 per share for aggregate consideration totaling $146,826.

The net proceeds from our continuous offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of June 30, 2014 and December 31, 2013, we had $38,395,666 and $11,383,669 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

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

ICON Capital provides us with accounting, investor relations and other administrative services. We entered into an administration agreement with ICON Capital pursuant to which ICON Capital furnishes us with administrative services necessary to conduct our day-to-day operations. ICON Capital is, and to the extent requested to provide such serives and such services are so provided, CIM and AIM and their respective affiliates may be, reimbursed for administrative expenses incurred on our behalf. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital. For the three and six months ended June 30, 2014, we incurred administrative services expenses to ICON Capital of $430,220 and $845,615, respectively. For the three and six months ended June 30, 2013, we incurred administrative services expenses to ICON Capital of $307,636 and $571,191, respectively. The majority of such administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us and the remainder related to other reimbursable expenses. For the three and six months ended June 30, 2013, all administrative expenses were reimbursed by IIG in accordance with the expense support and conditional reimbursement agreement.

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

From inception through June 30, 2014, IIG and its affiliates incurred organization costs, offering expenses and other pre-effective costs of approximately $2,012,000. Of these costs, approximately $1,811,000 represented organization costs and offering expenses, of which $1,591,475 was submitted to us for reimbursement. We paid $450,000 in October 2013, $550,000 in March 2014 and $591,475 in May 2014.  No additional material organization costs, offering expenses or other pre-effective costs have been incurred by IIG or its affiliates subsequent to June 30, 2014. The decision to fund our organization costs, offering expenses and other pre-effective costs and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, we may or may not be requested to reimburse any costs funded by IIG and its affiliates.

As of June 30, 2014, we raised gross proceeds of $336,318,008, of which we can pay up to $5,044,770 in organization costs and offering expenses (which represents 1.5% of the actual gross proceeds raised). Through June 30, 2014, we paid $4,125,600 of such costs and expenses, leaving an additional $919,170 that can be paid. As of August 11, 2014, we raised gross proceeds of $377,813,288, of which we can pay up to $5,667,199 in organization costs and offering expenses (which represents 1.5% of the actual gross proceeds raised). Through August 11, 2014, we paid $4,652,049 of such costs and expenses, leaving an additional $1,015,150 that can be paid.

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

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse any such costs funded by IIG. During the three months ended

June 30, 2014, we recorded an obligation to repay $599,626 of expense reimbursements from IIG. We may or may not be requested to reimburse any of these costs in the future. As of June 30, 2014, the total net liability to CIM and its affiliates was $2,262,135, which related to fees earned by CIM primarily during the three months ended June 30, 2014 and expense support recoupment by IIG.

Refer to the table under “Results of Operations for the Three Months Ended June 30, 2014 and 2013—Expense Reimbursement” above for a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by us.

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

Contractual Obligations

On December 17, 2012, Flatiron entered into a TRS with Citibank. Flatiron and Citibank amended the TRS, effective December 9, 2013, February 18, 2014, April 30, 2014, and July 30, 2014. See Note 7 to our consolidated financial statements for a more detailed description of the TRS.

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

Our investment portfolio may contain debt investments that are in the form of lines of credit, unfunded delayed drawdown loan commitments, or revolving credit facilities, which requires us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014 and December 31, 2013, unfunded loan commitments amounted to $16,674,000 and $2,450,758, respectively. As of August 11, 2014, our unfunded loan commitments amounted to $48,341,000. For information on the companies to which we are committed to fund additional amounts as of June 30, 2014 and December 31, 2013, refer to the consolidated schedule of investments included in this report.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2014, 99.4% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates, except for our short term investments, which are invested in U.S. Treasury securities and repurchase agreements and have fixed rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio and TRS Agreement in effect as of June 30, 2014:

Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 21 basis points	$520,705	1.7%
Current base interest rate	-	-
Up 100 basis points	(1,775,614)	(5.7%)
Up 200 basis points	211,198	0.7%
Up 300 basis points	2,296,504	7.4%

(1) Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities) plus 1.35% per year on the full notional amount of the loans subject to the TRS. As of June 30, 2014, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2014.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2014 pursuant to our share repurchase program.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	April 1 to April 30, 2014	4,881	$9.405	4,881	(1)
	May 1 to May 31, 2014	-	-	-	-
	June 1 to June 30, 2014	-	-	-	-
	Total	4,881	$9.405	4,881	(1)

(1)

A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

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

10.8

Fourth Amended and Restated Confirmation Letter Agreement, dated as of July 30, 2014, by and between Flatiron Funding, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2014).

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

Date: August 13, 2014

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