Form 10-Q
period 2014-09-30
CION Investment Corp
filed 2014-11-13
CIK 1534254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [  ] No [x]

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 10, 2014 was 46,571,392.

CĪON INVESTMENT CORPORATION

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Investments, at fair value (amortized cost of $311,488,307
and $103,414,685, respectively)	$312,176,748	$104,518,913
Cash	14,845,190	449,912
Due from counterparty(1)	99,900,239	40,703,777
Reimbursements from IIG, net(2)	83,320	545,593
Prepaid expenses	239,858	98,990
Interest receivable on investments	1,380,331	415,416
Receivable due on investments sold	8,628,948	535,513
Unrealized appreciation on total return swap(1)	-	1,548,617
Receivable due on total return swap(1)	2,731,506	1,801,665
Total assets	$439,986,140	$150,618,396

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$37,416,374	$3,462,700
Shareholders' distributions payable(3)	2,880,906	895,704
Accounts payable and accrued expenses	562,661	608,938
Accrued management fees	1,739,759	-
Accrued administrative services expense	376,806	-
Accrued recoupment of expense reimbursements from IIG(2)	22,530	-
Due to IIG - offering expenses	-	550,000
Unrealized depreciation on total return swap(1)	340,858	-
Accrued capital gains incentive fee(4)	688,520	530,569
Total liabilities	44,028,414	6,047,911

Commitments and contingencies (Note 4 and Note 10)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
42,532,137 and 15,510,178 shares issued and outstanding, respectively	42,532	15,510
Capital in excess of par value	396,256,131	142,402,255
Accumulated distributions in excess of net investment income	(688,520)	(500,125)
Accumulated net unrealized appreciation on investments	688,441	1,104,228
Accumulated net unrealized (depreciation) appreciation on total return swap(1)	(340,858)	1,548,617
Total shareholders' equity	395,957,726	144,570,485

Total liabilities and shareholders' equity	$439,986,140	$150,618,396

Net asset value per share of common stock at end of period	$9.31	$9.32

Shares of common stock outstanding	42,532,137	15,510,178

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

CĪON Investment Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income
Interest income	$4,793,982	$494,701	$10,628,790	$808,321
Fee income	287,578	-	287,578	-
Total investment income	5,081,560	494,701	10,916,368	808,321

Operating expenses
Management fees	1,739,759	248,225	3,951,772	413,748
Administrative services expense	376,806	144,462	1,222,421	715,653
Capital gains incentive fee(1)	(497,508)	128,766	247,565	303,494
Offering expenses - IIG	-	-	591,475	-
General and administrative(2)	866,405	667,704	2,942,020	1,928,582
Total expenses	2,485,462	1,189,157	8,955,253	3,361,477
Expense reimbursements from IIG(3)	-	(1,296,834)	(1,048,858)	(3,263,743)
Recoupment of expense reimbursements from IIG(3)	22,530	-	622,156	-
Net operating expenses	2,507,992	(107,677)	8,528,551	97,734
Net investment income	2,573,568	602,378	2,387,817	710,587

Realized and unrealized gains
Net realized gain on investments	971,457	1,381	1,355,562	16,352
Net change in unrealized (depreciation) appreciation on investments	(1,629,436)	220,148	(415,787)	535,161
Net realized gain on total return swap(4)	4,135,243	799,698	11,898,784	1,591,711
Net change in unrealized (depreciation) appreciation on total return swap(4)	(1,912,752)	284,001	(1,889,475)	371,569
Total net realized and unrealized gains	1,564,512	1,305,228	10,949,084	2,514,793

Net increase in net assets resulting from operations	$4,138,080	$1,907,606	$13,336,901	$3,225,380

Per share information—basic and diluted

Net increase in net assets per share resulting from operations	$0.11	$0.32	$0.46	$0.96

Weighted average shares of common stock outstanding	37,849,989	6,019,520	28,878,907	3,371,894

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(2)

See Note 9 for details of the Company's general and administrative expenses. See Note 2 for details of the Company's organization costs and offering expenses included in general and administrative expense.

(3)	See Note 4 for a discussion of expense reimbursements from IIG and recoupment of expense reimbursements.
(4)	See Note 7 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Changes in net assets from operations:
Net investment income	$2,387,817	$710,587
Net realized gain on investments	1,355,562	16,352
Net change in unrealized (depreciation) appreciation on investments	(415,787)	535,161
Net realized gain on total return swap(1)	11,898,784	1,591,711
Net change in unrealized (depreciation) appreciation on total return swap(1)	(1,889,475)	371,569
Net increase in net assets resulting from operations	13,336,901	3,225,380
Changes in net assets from shareholders' distributions:(2)
Net investment income	(2,387,817)	(208,988)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(9,794,608)	(997,321)
Net gain on TRS loan sales	(2,104,176)	(594,488)
Net realized gain on investments	(1,355,562)	(16,396)
Other sources(3)	(188,395)	-
Net decrease in net assets from shareholders' distributions	(15,830,558)	(1,817,193)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $24,028,217 and $6,545,134, respectively	246,453,505	65,858,114
Reinvestment of shareholder distributions	7,620,124	641,967
Repurchase of common stock	(192,731)	-
Amortization of deferred offering expenses	-	(747,945)
Net increase in net assets resulting from capital share transactions	253,880,898	65,752,136

Total increase in net assets	251,387,241	67,160,323
Net assets at beginning of period	144,570,485	4,487,115
Net assets at end of period	$395,957,726	$71,647,438

Net asset value per share of common stock at end of period	$9.31	$9.29
Shares of common stock outstanding at end of period	42,532,137	7,715,146

Undistributed (distributions in excess of) net investment income at end of period	$(688,520)	$504,291

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2) See Note 5 for a discussion of the sources of distributions paid by the Company.
(3) Includes adjustments made to GAAP basis net investment income to arrive at taxable income available for distributions.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net increase in net assets resulting from operations	$13,336,901	$3,225,380
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(235,154)	(14,225)
Proceeds from principal repayment of investments	47,872,665	769,044
Purchase of investments	(304,984,125)	(39,867,686)
Increase in short term investments, net	(22,678,233)	(9,914,471)
Proceeds from sale of investments	73,306,787	1,141,330
Net realized gain on investments	(1,355,562)	(16,352)
Net unrealized depreciation (appreciation) on investments	415,787	(535,161)
Net unrealized depreciation (appreciation) on total return swap(1)	1,889,475	(371,569)
Increase in due from counterparty	(59,196,462)	(19,081,599)
Decrease (increase) in reimbursements from IIG, net(2)	462,273	(1,234,427)
Increase in prepaid expenses	(140,868)	(52,217)
Increase in interest receivable on investments	(964,915)	(163,288)
Increase in receivable due on investments sold	(8,093,435)	(26,342)
Increase in receivable due on total return swap(1)	(929,841)	(2,732,420)
Increase in payable for investments purchased	33,953,674	2,822,200
Increase (decrease) in accounts payable and accrued expenses	(46,277)	559,464
Increase in accrued management fees	1,739,759	-
Increase in accrued administrative services expense	376,806	-
Increase (decrease) in due to IIG - offering expenses	(550,000)	550,000
Increase in accrued recoupment of expense reimbursements from IIG(2)	22,530	-
Increase in accrued capital gains incentive fee	157,951	-
Net cash used in operating activities	(225,640,264)	(64,942,339)

Financing activities:
Gross proceeds from issuance of common stock	270,481,722	72,403,248
Commissions and dealer manager fees paid	(24,028,217)	(6,568,234)
Repurchase of common stock	(192,731)	-
Shareholders' distributions paid(3)	(6,225,232)	(728,187)
Repayment of financing arrangement	-	(72,682)
Net cash provided by financing activities	240,035,542	65,034,145

Net increase in cash	14,395,278	91,806
Cash, beginning of period	449,912	-
Cash, end of period	$14,845,190	$91,806

Supplemental non-cash financing activities:
Deferred offering expenses charged to shareholders' equity	$-	$747,945
Reinvestment of shareholders' distributions	$7,620,124	$641,967
Shareholders' distributions payable	$2,880,906	$447,039

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2) See Note 4 for a discussion of expense reimbursements from IIG and recoupment of expense reimbursements.
(3) See Note 5 for a discussion of the sources of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

September 30, 2014

(unaudited)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Senior Secured First Lien Term Loans - 16.9%
Accruent, LLC, L+450, 1.25% LIBOR Floor, 11/25/2019	3 Month LIBOR	High Tech Industries	$4,468,325	$4,458,061	$4,457,154
Blue Bird Body Company, L+550, 1.00% LIBOR Floor, 6/26/2020	3 Month LIBOR	Automotive	2,463,235	2,341,084	2,432,445
Distribution International, Inc., L+650, 1.00% LIBOR Floor, 7/16/2019	3 Month LIBOR	Construction & Building	2,468,750	2,452,018	2,474,922
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019(d)	3 Month LIBOR	High Tech Industries	8,234,620	8,187,990	8,193,447
F+W Media, Inc., L+650, 1.25% LIBOR Floor, 6/30/2019	3 Month LIBOR	Media: Diversified & Production	6,526,340	6,293,422	6,518,182
Ignite Restaurant Group, Inc., L+700, 1.00% LIBOR Floor, 2/13/2019	3 Month LIBOR	Beverage, Food, & Tobacco	15,000,000	14,779,231	14,850,000
Infogroup Inc., L+600, 1.50% LIBOR Floor, 5/26/2018(e)	6 Month LIBOR	Media: Advertising, Printing & Publishing	10,828,481	10,249,470	10,219,379
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(f)	3 Month LIBOR	Chemicals, Plastics, & Rubber	1,762,203	1,732,556	1,785,332
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	6 Month LIBOR	Healthcare & Pharmaceuticals	5,346,000	5,246,622	5,259,128
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	3 Month LIBOR	Energy: Oil & Gas	1,445,581	1,433,079	1,449,195
Survey Sampling International, LLC, L+450, 1.00% LIBOR Floor, 12/12/2019	1 Month LIBOR	Services: Business	3,209,375	3,180,711	3,193,328
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,094,175	2,059,387	2,067,998
US Joiner Holding Company, L+600, 1.00% LIBOR Floor, 4/16/2020	3 Month LIBOR	Capital Equipment	3,965,038	3,908,724	3,955,125
Total Senior Secured First Lien Term Loans				66,322,355	66,855,635
Senior Secured Second Lien Term Loans - 45.7%
Active Network, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	High Tech Industries	2,359,592	2,348,777	2,375,077
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,343,750	10,139,402	10,473,047
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2021	3 Month LIBOR	Construction & Building	3,700,000	3,663,000	3,700,000
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(f)	3 Month LIBOR	Chemicals, Plastics, & Rubber	5,000,000	5,003,069	5,025,000
EISI LLC, L+850, 1.00% LIBOR Floor, 9/23/2020	3 Month LIBOR	High Tech Industries	20,000,000	19,650,840	19,650,000
Elements Behavioral Health, Inc., L+825, 1.00% LIBOR Floor, 2/11/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000,000	4,953,277	4,950,000
Emerald 3 Limited, L+700, 1.00% LIBOR Floor, 5/16/2022(f)	3 Month LIBOR	Environmental Industries	5,000,000	4,950,000	4,975,000
FRAM Group Holdings Inc., L+900, 1.50% LIBOR Floor, 1/29/2018	3 Month LIBOR	Automotive	107,482	105,205	106,676
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	6 Month LIBOR	Services: Consumer	800,000	796,649	800,000
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022(e)	1 Month LIBOR	Services: Business	9,910,000	9,860,629	9,860,450
Global Tel*Link Corporation, L+775, 1.25% LIBOR Floor, 11/23/2020	3 Month LIBOR	Services: Business	9,500,000	9,484,836	9,452,500
H.D. Vest, Inc., L+800, 1.25% LIBOR Floor, 6/18/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	854,000	845,594	845,460
IBC Capital Limited, L+700, 1.00% LIBOR Floor, 9/9/2022(e)(f)	1 Month LIBOR	Containers, Packaging, & Glass	7,506,000	7,487,265	7,506,000
Institutional Shareholder Services Inc., L+750, 1.00% LIBOR Floor, 4/30/2022	3 Month LIBOR	Services: Business	5,860,000	5,833,066	5,830,700
Landslide Holdings, Inc., L+725, 1.00% LIBOR Floor, 2/25/2021	3 Month LIBOR	Services: Business	9,830,121	9,847,210	9,756,395
Learfield Communications, Inc., L+775, 1.00% LIBOR Floor, 10/9/2021	3 Month LIBOR	Media: Broadcasting & Subscription	1,417,333	1,404,226	1,415,561
Mergermarket USA, Inc., L +650, 1.00% LIBOR Floor, 2/4/2022	6 Month LIBOR	Services: Business	2,000,000	1,990,000	1,945,000
MSC.Software Corporation, L+750, 1.00% LIBOR Floor, 5/29/2021	3 Month LIBOR	High Tech Industries	7,820,000	7,759,267	7,702,700
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics, & Rubber	2,441,459	2,459,770	2,450,614
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	4,500,000	4,472,352	4,477,500
SI Organization, Inc., L+800, 1.00% LIBOR Floor, 5/23/2020	3 Month LIBOR	Services: Business	1,511,000	1,496,440	1,537,442
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021	3 Month LIBOR	Hotel, Gaming, & Leisure	6,220,000	6,220,000	6,282,200
TASC, Inc, 12.00%, 5/23/2021	3 Month LIBOR	Services: Business	3,141,620	2,989,356	3,055,225
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	675,178	670,430	673,491
TMK Hawk Parent, Corp., L+750, 1.00% LIBOR Floor, 8/22/2022(e)	3 Month LIBOR	Beverage, Food, & Tobacco	15,000,000	14,850,000	14,925,000
U.S. Renal Care, Inc., L+900, 1.25% LIBOR Floor, 1/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	485,500	492,123	492,782
Vestcom International, Inc., L+775, 1.00% LIBOR Floor, 9/30/2022(e)	1 Month LIBOR	Services: Business	15,000,000	14,925,000	15,000,000
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022	3 Month LIBOR	Automotive	19,000,000	18,857,840	19,071,250
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022	1 Month LIBOR	Beverage, Food, & Tobacco	5,487,489	5,494,711	5,473,770
WP CPP Holdings, LLC, L+775, 1.00% LIBOR Floor, 4/30/2021	1 Month LIBOR	Aerospace & Defense	1,435,000	1,428,547	1,440,381
Total Senior Secured Second Lien Term Loans				180,478,881	181,249,221

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

September 30, 2014

(unaudited)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Collateralized Securities - 7.6%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(f)	3 Month LIBOR	Diversified Financials	2,000,000	2,037,173	2,000,000
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(f)	3 Month LIBOR	Diversified Financials	610,000	619,989	610,000
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(f)	3 Month LIBOR	Diversified Financials	5,400,000	5,400,000	5,400,000
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(f)	3 Month LIBOR	Diversified Financials	5,000,000	4,510,232	4,400,000
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(f)	3 Month LIBOR	Diversified Financials	2,000,000	1,857,941	1,818,900
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, Residual, 10/20/2025(f)	N/A	Diversified Financials	2,000,000	1,901,056	1,749,840
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(f)	3 Month LIBOR	Diversified Financials	2,500,000	2,302,802	2,231,250
JPMorgan Chase Bank, N.A. Credit Link Note, L+1,225, 12/20/2021	3 Month LIBOR	Diversified Financials	5,000,000	5,000,000	5,050,000
NXT Capital CLO 2014-1, LLC, Class E Notes, L+550, 4/23/2026(f)	3 Month LIBOR	Diversified Financials	7,500,000	6,995,976	6,750,000
Total Collateralized Securities				30,625,169	30,009,990
Short Term Investments - 8.6%(g)
First American Treasury Obligations Fund, Class Z Shares(h)			34,061,902	34,061,902	34,061,902
Total Short Term Investments				34,061,902	34,061,902
TOTAL INVESTMENTS - 78.8%				$311,488,307	$312,176,748
OTHER ASSETS IN EXCESS OF LIABILITIES - 21.2%					$83,780,978
NET ASSETS - 100%					$395,957,726

TOTAL RETURN SWAP - (0.1%)			Notional Amount		Unrealized Appreciation / (Depreciation)
Citibank TRS Facility (see Note 7)			$365,510,975		$(340,858)

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note (f) below. The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.

(b)

The 1, 3, and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.15%, 0.24%, and 0.33%, respectively, as of September 30, 2014.  The applicable LIBOR rate as of September 30, 2014 for the loan listed may not be the applicable LIBOR rate, as the loan may have been priced or repriced based on a LIBOR rate prior to September 30, 2014.

(c)			Fair value determined by the Company’s board of directors (see Note 8).
(d)			The Company is committed to fund an additional $1,724,000 as of September 30, 2014 and November 10, 2014 (see Note 6 and Note 10).
(e)			Position or portion thereof unsettled as of September 30, 2014.
(f)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2014, 88.8% of the Company’s total assets represented qualifying assets. In addition, as described in Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 85.8% of the Company’s total assets represented qualifying assets as of September 30, 2014.

(g)			Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.
(h)			Effective yield as of September 30, 2014 is <0.01%.

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

September 30, 2014

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

The Company is managed by CĪON Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. The Company and CIM have engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, LLC, or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser. On October 31, 2014, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment sub-advisory agreement with AIM for a period of twelve months commencing December 17, 2014.

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

Short Term Investments

Short term investments include an investment in a U.S. Treasury Obligations Fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $34,061,902 and $11,383,669 of such investments at September 30, 2014 and December 31, 2013, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

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

The following table summarizes organization costs and offering expenses incurred by IIG and by the Company from January 31, 2012 (Inception) through September 30, 2014:

	Organization Costs and Offering Expenses Incurred by IIG
Period	Organization Costs	Offering Expenses	Other Pre-Effective Costs(5)	Total
Year Ended
December 31, 2012(1)	$191,717	$1,619,621	$200,507	$2,011,845
December 31, 2013	-	-	-	-
Three Months Ended
March 31, 2014	-	-	-	-
June 30, 2014	-	-	-	-
September 30, 2014	-	-	-	-
Total	191,717	1,619,621	200,507	2,011,845
Expenses submitted for reimbursement by IIG(2)	-	(1,591,475)	-	(1,591,475)
Total Unreimbursed Expenses Incurred by IIG	$191,717	$28,146	$200,507	$420,370

	Organization Costs and Offering Expenses Incurred by the Company(3)
Period	Organization Costs	Offering Expenses	Other Pre-Effective Costs(5)	Total
Year Ended
December 31, 2012(1)	$-	$29,652	$-	$29,652
December 31, 2013	-	1,786,978	-	1,786,978
Three Months Ended
March 31, 2014	-	539,720	-	539,720
June 30, 2014	-	448,869	-	448,869
September 30, 2014	-	410,559	-	410,559
Total	-	3,215,778	-	3,215,778
Expenses reimbursed by the Company(2)	-	1,591,475	-	1,591,475
Total Expenses Incurred by the Company	$-	$4,807,253	$-	$4,807,253

Expenses paid as of September 30, 2014	$-	$4,614,377	$-	$4,614,377
Expenses accrued as of September 30, 2014(4)	-	192,876	-	192,876
Total Expenses Incurred by the Company	$-	$4,807,253	$-	$4,807,253

(1)	Organization costs and offering expenses were incurred from January 31, 2012 (Inception) through December 31, 2012.
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

No material organization costs or offering expenses have been incurred by IIG or its affiliates subsequent to September 30, 2014.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

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

Book and tax differences relating to permanent differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP (see Note 5). During the three and nine months ended September 30, 2014, the Company declared distributions of $7,396,031 and $15,830,558, respectively.

Uncertainty in Income Taxes

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold for the purposes of measuring and recognizing tax liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by the taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. As of and during the nine months ended September 30, 2014 and 2013, the Company did not have any uncertain tax positions.

The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2012 and 2013.

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

The Company’s investments as of September 30, 2014, excluding short term investments, consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investments. During the quarter ended September 30, 2014, the Company modified the methodology used to determine the fair value of its investments. Previously, except as described below, CIM attempted to obtain the most recent closing public market price for each investment.  If no sales of such investment occurred on the determination date, investments were valued at the midpoint of the “bid” and the “ask” price at the close of business on such day obtained from independent third-party pricing services. Subsequently, except as described below, CIM will attempt to obtain market quotations from at least two brokers or dealers for each investment (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). CIM utilizes mid-market pricing to determine fair value unless a different point within the range is more representative.  Because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs result in Level 3 classification within the fair value hierarchy.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Notwithstanding the foregoing, if in the reasonable judgment of CIM, the price of any investment held by the Company and determined in the manner described above does not accurately reflect the fair value of such investment, CIM will value such investment at a price that reflects such investment’s fair value and report such change in the valuation to the board of directors or its designee as soon as practicable. Investments that carry certain restrictions on sale will typically be valued at a discount from the public market value of the investment.

Any investments that are not publicly traded or for which a market price is not otherwise readily available will be valued at a price that reflects its fair value. With respect to such investments, the investments will be reviewed and valued using one or more of the following types of analyses:

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

The value of the total return swap, or TRS, is primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS are valued in the same manner as loans owned by the Company. As a result of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that the total fair value of the TRS is classified as Level 3 within the fair value hierarchy. For additional information on the TRS, see Note 7.

Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.

The Company periodically benchmarks the broker quotes from the brokers or dealers against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these quotes are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs result in Level 3 classification within the fair value hierarchy.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Revenue Recognition

Securities transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts. Loan origination fees, original issue discounts, and market discounts/premiums are recorded and such amounts are amortized as adjustments to interest income over the respective term of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. The Company records prepayment premiums on loans and debt securities as interest income when it receives such amounts. In addition, the Company may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with investments will be recognized when earned.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

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

Note 3. Share Transactions

The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	26,231,573	$270,481,722	7,148,899	$72,403,256
Reinvestment of distributions	810,878	7,620,124	65,909	641,967
Total gross shares/proceeds	27,042,451	278,101,846	7,214,808	73,045,223
Sales commissions and dealer manager fees	-	(24,028,217)	-	(6,545,134)
Net shares/proceeds from the offering	27,042,451	254,073,629	7,214,808	66,500,089
Share repurchase program	(20,492)	(192,731)	-	-
Net shares/proceeds from share transactions	27,021,959	$253,880,898	7,214,808	$66,500,089

During the nine months ended September 30, 2014 and 2013, the Company sold 27,042,451 and 7,214,808 shares, respectively, at an average price per share of $10.28 and $10.12, respectively.

Reinvestment of shareholder distributions and share repurchases are included in the gross proceeds from the Company’s offering for purposes of determining the total amount of organization costs and offering expenses that can be paid by the Company (see Note 4).

As of September 30, 2014, the Company sold 42,532,137 shares of common stock for net proceeds of $435,041,340 at an average price per share of $10.23. The net proceeds include gross proceeds received from reinvested shareholder distributions of $9,163,138, for which the Company issued 973,758 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $192,731, for which the Company repurchased 20,492 shares of common stock.

During the period from October 1, 2014 to November 10, 2014, the Company sold 4,039,255 shares of common stock for net proceeds of $41,492,130 at an average price per share of $10.27. The net proceeds include gross proceeds received from reinvested shareholder distributions of $2,966,711, for which the Company issued 315,457 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $292,000, for which the Company repurchased 31,048 shares of common stock.

Since commencing its continuous public offering on July 2, 2012 and through November 10, 2014, the Company sold 46,571,392 shares of common stock for net proceeds of $476,533,470 at an average price per share of $10.23. The net proceeds include gross proceeds received from reinvested shareholder distributions of $12,129,849, for which the Company issued 1,289,215 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $484,731, for which the Company repurchased 51,540 shares of common stock.

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

September 30, 2014

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

The following table summarizes the share repurchases completed during the nine months ended September 30, 2014:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2014	-	-	-	$-	$-
June 30, 2014	April 2, 2014	4,881	100%	9.41	45,905
September 30, 2014	July 2, 2014	15,611	100%	9.41	146,826
Total		20,492			$192,731

Note 4. Transactions with Related Parties

For the three and nine months ended September 30, 2014 and 2013, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2014	2013	2014	2013
ICON Securities, LLC	Dealer manager	Dealer manager fees(1)	$2,829,682	$1,127,837	$7,928,855	$2,103,107
CIM	Investment adviser	Management fees(2)(3)	1,739,759	248,225	3,951,772	413,748
CIM	Investment adviser	Incentive fees(2)(3)	(497,508)	128,766	247,565	303,494
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)(4)	376,806	144,462	1,222,421	715,653
IIG	Sponsor	Organization costs and offering expenses reimbursement(2)	-	-	591,475	-
IIG	Sponsor	Recoupment of expense support(2)	22,530	-	622,156	-
			$4,471,269	$1,649,290	$14,564,244	$3,536,002

(1)			Amounts charged directly to equity.
(2)			Amounts charged directly to operations.
(3)			Except for the three months ended September 30, 2014, some or all of the expenses have been supported pursuant to the expense support and conditional reimbursement agreement.
(4)			For the three and nine months ended September 30, 2013, all expenses have been supported pursuant to the expense support and conditional reimbursement agreement.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

The Company has entered into certain agreements with CIM’s affiliate, ICON Securities, LLC, formerly known as ICON Securities Corp., or ICON Securities, whereby the Company pays certain fees and reimbursements. ICON Securities is entitled to receive a 3% dealer manager fee from gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its continuous public offering on July 2, 2012 and through November 10, 2014, the Company paid or accrued sales commissions of $27,748,426 to the selling dealers and dealer manager fees of $13,499,346 to ICON Securities.

The Company has entered into an investment advisory agreement with CIM. On October 31, 2014, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2014. Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is described in Note 2. Refer to Note 7 for a discussion of CIM’s entitlement to receive incentive fees and accrual of the incentive fee on capital gains with respect to the TRS.

The Company accrues the capital gains incentive fee based on net realized gains and unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and nine months ended September 30, 2014, capital gains incentive fees were ($497,508) and $247,565, respectively, of which ($234,532) and $163,471, respectively, related to unrealized appreciation. For the three and nine months ended September 30, 2013, capital gains incentive fees were $128,766 and $303,494, respectively, of which $100,829 and $181,326, respectively, related to unrealized appreciation.

At September 30, 2014, the Company’s liability for capital gain incentive fees was $688,520, which represents capital gain incentive fees related to unrealized appreciation. With respect to the TRS, CIM will become entitled to a capital gains incentive fee only upon the termination or disposition of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS will be realized. See Note 2 and Note 7 for an additional discussion of CIM’s entitlement to receive incentive fees and accrual of the incentive fee on capital gains with respect to the TRS.

The Company entered into an administration agreement with CIM’s affiliate, ICON Capital, LLC, formerly known as ICON Capital Corp., or ICON Capital, pursuant to which ICON Capital furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. On October 31, 2014, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement for a period of twelve months commencing December 17, 2014. ICON Capital is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement will be for the lower of ICON Capital’s actual costs or the amount that the Company would be required to pay for comparable administrative services in the same geographic location. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

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

From inception through September 30, 2014, IIG and its affiliates incurred organization costs, offering expenses and other pre-effective costs of $2,011,845. Of these costs, $1,811,338 represented organization costs and offering expenses, of which $1,591,475 have been submitted to the Company for reimbursement. The Company paid $450,000 in October 2013, $550,000 in March 2014 and $591,475 in May 2014.  No additional material organization costs, offering expenses or other pre-effective costs have been incurred by IIG or its affiliates subsequent to September 30, 2014. The decision to fund the Company’s organization costs, offering expenses and other pre-effective costs and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, the Company may or may not be requested to reimburse any remaining costs funded by IIG and its affiliates.

As of September 30, 2014, the Company raised gross proceeds of $435,041,340, of which it can pay up to $6,525,620 in organization costs and offering expenses (which represents 1.5% of the actual gross proceeds raised). Through September 30, 2014, the Company paid $4,614,377 of such costs and expenses, leaving an additional $1,911,243 that can be paid. As of November 10, 2014, the Company raised gross proceeds of $476,533,470, of which it can pay up to $7,148,002 in organization costs and offering expenses (which represents 1.5% of the actual gross proceeds raised). Through November 10, 2014, the Company paid $4,919,497 of such costs and expenses, leaving an additional $2,228,505 that can be paid.

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

September 30, 2014

(unaudited)

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by the Company for each of the following three month periods.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$116,706	$116,706	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819,373	505,450	313,923	2.75%	7.00%	March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%	June 30, 2016
September 30, 2013	1,296,834	-	1,296,834	0.49%	7.00%	September 30, 2016
December 31, 2013	695,160	-	695,160	0.31%	7.00%	December 31, 2016
March 31, 2014	1,048,858	-	1,048,858	0.27%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.31%	7.00%	June 30, 2017
September 30, 2014	-	-	-	0.13%	7.00%	September 30, 2017
Total	$5,124,467	$622,156	$4,502,311

(1)

Operating expenses include all expenses borne by the Company, except for organization costs and offering expenses, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates, and interest expense.

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

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. During the three and nine months ended September 30, 2014, the Company recorded obligations to repay expense reimbursements to IIG of $22,530 and $622,156, respectively. On September 4, 2014, the Company repaid $599,626 of expense reimbursements to IIG. The Company may or may not be requested to reimburse any remaining costs in the future.

As of September 30, 2014, the total net liability payable to CIM and its affiliates was $2,055,775, which primarily related to fees earned by CIM during the three months ended September 30, 2014.  As of December 31, 2013, net reimbursements due from IIG were $545,593.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG, which are subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. A substantial portion of the Company’s distributions have resulted, and future distributions may result, from expense reimbursements from IIG, which are subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital for tax purposes. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or IIG continues to make such expense reimbursements. Shareholders should also understand that the Company’s future repayments will reduce the distributions that they would otherwise receive.  There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.  IIG has no obligation to provide expense reimbursements to the Company in future periods. For the three and nine months ended September 30, 2013 and the nine months ended September 30, 2014, if expense reimbursements from IIG were not supported, some or all of the distributions may have been a return of capital for tax purposes.

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

Note 5. Distributions

The Company’s board of directors declared distributions for twenty four and thirty six record dates during the year ended December 31, 2013 and nine months ended September 30, 2014, respectively. Declared distributions are paid monthly.

The following table presents cash distributions per share that were declared during the year ended December 31, 2013 and nine months ended September 30, 2014:

	Distributions
Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013 (six record dates)	$0.1769	$208,766
June 30, 2013 (six record dates)	0.1788	518,630
September 30, 2013 (six record dates)	0.1799	1,089,797
December 31, 2013 (six record dates)	0.1806	2,157,124
Total distributions for the year ended December 31, 2013	$0.7162	$3,974,317

Fiscal 2014
March 31, 2014 (nine record dates)	$0.1679	$3,314,444
June 30, 2014 (thirteen record dates)	0.1829	5,120,083
September 30, 2014 (fourteen record dates)	0.1969	7,396,031
Total distributions for the nine months ended September 30, 2014	$0.5477	$15,830,558

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

On February 1, 2014, the Company changed from semi-monthly closings to weekly closings for the sale of the Company’s shares pursuant to its continuous public offering. As result, the Company’s board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of common stock.

On September 15, 2014, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on October 29, 2014 to shareholders of record on October 7, October 14, October 21, and October 28, 2014.  On October 15, 2014, the board of directors declared four weekly cash distributions of $0.014067 per share, payable on November 26, 2014 to shareholders of record on November 4, November 11, November 18, and November 25, 2014.

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

The following table reflects the sources of cash distributions that the Company has declared on its shares of common stock during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014			2013
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.0826	$2,387,817	15.1%	$0.0616	$208,988	11.5%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.3389	9,794,608	61.9%	0.2940	997,321	54.9%
Net gain on TRS loan sales	0.0728	2,104,176	13.3%	0.1752	594,488	32.7%
Net realized gain on investments	0.0469	1,355,562	8.5%	0.0048	16,396	0.9%
From other sources(1)	0.0065	188,395	1.2%	-	-	0.0%
Total distributions	$0.5477	$15,830,558	100.0%	$0.5356	$1,817,193	100.0%

(1) Includes adjustments made to GAAP basis net investment income to arrive at taxable income available for distributions.

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

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. All distributions for 2013 were characterized as ordinary income distributions for federal income tax purposes.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

The tax components of accumulated earnings for the current year will be determined at year end. As of December 31, 2013, the components of accumulated earnings on a tax basis were as follows:

December 31, 2013
Undistributed net investment income	$80,044
Performance-based incentive fee on unrealized gains	(530,569)
Net unrealized appreciation on investments and total return swap	2,603,245
$2,152,720

As of September 30, 2014, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $3,442,599; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $3,095,016; the net unrealized appreciation was $347,583; and the aggregate cost of securities for Federal income tax purposes was $311,488,307.

As of December 31, 2013, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,726,569; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $123,324; the net unrealized appreciation was $2,603,245; and the aggregate cost of securities for Federal income tax purposes was $103,464,285.

Note 6. Investments

The composition of the Company’s investment portfolio as of September 30, 2014 and December 31, 2013 at amortized cost and fair value was as follows:

	September 30, 2014			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured term loans - first lien	$66,322,355	$66,855,635	24.0%	$61,095,685	$61,787,430	66.4%
Senior secured term loans - second lien	180,478,881	181,249,221	65.2%	22,189,331	22,552,214	24.2%
Collateralized securities	30,625,169	30,009,990	10.8%	8,746,000	8,795,600	9.4%
Subtotal/total percentage	277,426,405	278,114,846	100.0%	92,031,016	93,135,244	100.0%
Short term investments(2)	34,061,902	34,061,902		11,383,669	11,383,669
Total investments	$311,488,307	$312,176,748		$103,414,685	$104,518,913

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on the Company’s investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$59,631,040	21.4%	$15,754,714	16.9%
High Tech Industries	42,378,378	15.2%	2,876,400	3.1%
Beverage, Food & Tobacco	35,248,770	12.7%	-	-
Diversified Financials	30,009,990	10.8%	8,795,600	9.4%
Automotive	21,610,371	7.8%	7,473,560	8.0%
Media: Advertising, Printing & Publishing	20,692,426	7.5%	-	-
Healthcare & Pharmaceuticals	10,701,910	3.8%	8,968,804	9.6%
Chemicals, Plastics & Rubber	9,260,946	3.3%	6,797,514	7.3%
Containers, Packaging & Glass	7,506,000	2.7%	1,500,000	1.6%
Media: Diversified & Production	6,518,182	2.3%	1,920,350	2.1%
Hotel, Gaming & Leisure	6,282,200	2.3%	515,000	0.6%
Construction & Building	6,174,922	2.2%	3,415,256	3.7%
Environmental Industries	4,975,000	1.8%	1,909,952	2.1%
Telecommunications	4,477,500	1.6%	3,973,040	4.3%
Capital Equipment	3,955,125	1.4%	3,014,850	3.2%
Media: Broadcasting & Subscription	2,089,052	0.8%	3,544,422	3.8%
Consumer Goods: Non-Durable	2,067,998	0.7%	9,527,245	10.2%
Energy: Oil & Gas	1,449,195	0.6%	3,629,300	3.9%
Aerospace & Defense	1,440,381	0.5%	1,463,701	1.6%
Banking, Finance, Insurance & Real Estate	845,460	0.3%	2,427,410	2.6%
Services: Consumer	800,000	0.3%	5,628,126	6.0%
Subtotal/total percentage	278,114,846	100.0%	93,135,244	100.0%
U.S. Treasury Securities	34,061,902		11,383,669
Total investments	$312,176,748		$104,518,913

	September 30, 2014		December 31, 2013
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$245,588,524	88.3%	$82,542,130	88.6%
Cayman Islands	17,705,990	6.4%	3,795,600	4.1%
Germany	8,010,000	2.9%	-	-
Netherlands	5,025,000	1.8%	5,037,500	5.4%
Switzerland	1,785,332	0.6%	1,760,014	1.9%
Subtotal/total percentage	278,114,846	100.0%	93,135,244	100.0%
U.S. Treasury Securities	34,061,902		11,383,669
Total investments	$312,176,748		$104,518,913

(1) The geographic dispersion is determined by the portfolio company's country of domicile.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

As of September 30, 2014 and December 31, 2013, there were no delinquent or non-accrual debt investments.

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

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, unfunded delayed drawdown loan commitments, or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014 and December 31, 2013, the Company’s unfunded loan commitments amounted to $21,674,000 and $2,450,758, respectively. As of November 10, 2014, the Company’s unfunded loan commitments amounted to $23,112,083. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2014 and December 31, 2013, refer to the consolidated schedule of investments.

Note 7. Total Return Swap

On December 17, 2012, the Company, through its wholly-owned subsidiary, Flatiron, entered into a TRS with Citibank. Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, extend the termination or call date from December 17, 2013 to December 17, 2014, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $150 million to $225 million, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS to $275 million effective February 18, 2014, to $325 million effective April 30, 2014, to $375 million effective July 30, 2014, and to $475 million effective September 5, 2014.

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

The obligations of Flatiron under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Flatiron, which generally will equal the value of cash collateral provided by Flatiron under the TRS. Pursuant to the terms of the TRS, Flatiron may select loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $475 million. Flatiron is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Flatiron agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Flatiron are available to pay the debts of the Company.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

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

Citibank may terminate the TRS on or after December 17, 2014, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 80% of the maximum portfolio amount, multiplied by 1.35% per year. The Company estimates the early termination fee would have been approximately $1,087,321 at September 30, 2014. Flatiron may also be required to pay a minimum usage fee in connection with the TRS. As of September 30, 2014, Flatiron was subject to a minimum usage fee of $21,422.

The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS are valued in the same manner as loans owned by the Company.  As of September 30, 2014 and December 31, 2013, the fair value of the TRS was ($340,858) and $1,548,617, respectively. The fair value of the TRS is reflected as unrealized depreciation on total return swap and unrealized appreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized (depreciation) appreciation on total return swap. As of September 30, 2014 and December 31, 2013, Flatiron had selected 64 and 63 underlying loans with a total notional amount of $365,510,975 and $148,199,937, respectively. For the same periods, Flatiron posted $99,900,239 and $40,703,777 in cash collateral held by Citibank (of which only $97,727,982 and $39,285,408 was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. Receivable due on the TRS is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and fees and net gains on sales and principal repayments of underlying loans of the TRS. As of and for the three and nine months ended September 30, 2014, the net receivable and net realized gain on the TRS consisted of the following:

	Net Receivable(1)	Net Realized Gain(2)
	As of September 30, 2014	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Interest and other income from TRS portfolio	$3,756,166	$5,315,438	$12,738,729
Interest and other expense from TRS portfolio	(885,998)	(1,207,635)	(2,944,121)
Net (loss) gain on TRS loan sales	(138,662)	27,440	2,104,176
Total	$2,731,506	$4,135,243	$11,898,784

(1)	Net receivable is reflected in receivable due on total return swap on the Company's consolidated balance sheets.
(2)	Net realized gain is reflected in net realized gain on total return swap on the Company's consolidated statements of operations.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of September 30, 2014, Flatiron was in compliance with all covenants and reporting requirements.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

The following is a summary of the underlying loans subject to the TRS as of September 30, 2014:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Term Loans
ABG Intermediate Holdings 2 LLC, L+450, 1.00% LIBOR Floor, 5/27/2021	6 Month LIBOR	Retail	$6,821,620	$6,888,342	$66,722
Active Network, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	3 Month LIBOR	High Tech Industries	1,162,899	1,161,073	(1,826)
Alion Science and Technology Corp., L+1000, 1.00% LIBOR Floor, 8/18/19	1 Month LIBOR	Capital Equipment	6,100,096	6,246,108	146,012
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,140,143	7,125,796	(14,347)
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	12,406,406	12,390,820	(15,586)
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020	3 Month LIBOR	Energy: Oil & Gas	4,253,561	4,243,224	(10,337)
American Residential Services, LLC, L+450, 1.00% LIBOR Floor, 6/30/2021	3 Month LIBOR	Construction & Building	11,413,894	11,471,250	57,356
American Tire Distributors, Inc., L+475, 1.00% LIBOR Floor, 6/1/2018(d)	1 Month LIBOR	Automotive	9,478,483	9,445,164	(33,319)
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020	1 Month LIBOR	Chemicals, Plastics, & Rubber	4,950,095	4,925,282	(24,813)
Arc Document Solutions, Inc., L+525, 1.00% LIBOR Floor, 12/20/2018(e)	3 Month LIBOR	Services: Business	4,383,540	4,500,956	117,416
Avaya Inc., L+550, 1.00% LIBOR Floor, 3/31/2018(d)	3 Month LIBOR	Telecommunications	7,465,523	7,423,459	(42,064)
Azure Midstream Energy, LLC, L+550, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	4,215,951	4,189,863	(26,088)
Bluestem Brands, Inc., L+650, 1.00% LIBOR Floor, 12/6/2018	3 Month LIBOR	Retail	3,998,138	4,016,735	18,597
BRG Sports, Inc., L+550, 1.00% LIBOR Floor, 4/15/2021	1 Month LIBOR	Consumer Goods: Durable	10,005,119	10,098,109	92,990
BWAY Holding Company, L+450, 1.00% LIBOR Floor, 8/14/2020	3 Month LIBOR	Containers, Packaging, & Glass	2,429,536	2,455,610	26,074
Caraustar Industries, Inc.,, L+625, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	919,217	932,493	13,276
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/18/2019	3 Month LIBOR	Retail	8,757,570	8,840,760	83,190
CHI Overhead Doors, Inc., L+425, 1.25% LIBOR Floor, 3/18/2019	1 Month LIBOR	Construction & Building	5,951,102	5,947,382	(3,720)
Deluxe Entertainment Services Group, Inc., L+550, 1.00% LIBOR Floor, 2/28/2020(e)	2 Month LIBOR	Media: Diversified & Production	342,547	320,186	(22,361)
Emmis Operating Company, L+475, 1.00% LIBOR Floor, 6/10/2021	3 Month LIBOR	Media: Broadcasting & Subscription	4,937,500	4,996,875	59,375
GTCR Valor Companies, Inc., L+500, 1.00% LIBOR Floor, 5/30/2021(e)	3 Month LIBOR	High Tech Industries	1,894,377	1,903,944	9,567
Hemisphere Media Holdings, LLC, L+400, 1.00% LIBOR Floor, 7/30/2020	Various	Media: Broadcasting & Subscription	8,056,793	8,029,010	(27,783)
Hyperion Finance S.Á.R.L, L+475, 1.00% LIBOR Floor, 10/17/2019(e)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,399,256	4,482,998	83,742
IMG Worldwide Holdings, LLC, L+425, 1.00% LIBOR Floor, 5/1/2021(d)	3 Month LIBOR	Media: Diversified & Production	8,680,281	8,588,995	(91,286)
Indra Holdings Corp., L+425, 1.00% LIBOR Floor, 5/1/2021	3 Month LIBOR	Retail	7,379,480	7,424,576	45,096
inVentiv Health, Inc., L+625, 1.50% LIBOR Floor, 5/15/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	2,495,308	2,472,618	(22,690)
Laureate Education, Inc., L+375, 1.25% LIBOR Floor, 6/15/2018(d)	3 Month LIBOR	Services: Consumer	3,549,661	3,526,904	(22,757)
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020	1 Month LIBOR	Services: Business	8,184,746	8,277,287	92,541
LTI Flexible Products, Inc., L+450, 1.00% LIBOR Floor, 5/1/2021	3 Month LIBOR	Consumer Goods: Durable	10,421,382	10,434,474	13,092
Marine Acquisition Corp., L+425, 1.00% LIBOR Floor, 1/30/2021	3 Month LIBOR	Capital Equipment	7,405,643	7,456,813	51,170
Nielsen & Bainbridge, LLC, L+500, 1.00% LIBOR Floor, 8/15/2020(d)	6 Month LIBOR	Consumer Goods: Durable	14,355,000	14,391,250	36,250
Peppermill Casinos, Inc., L+600, 1.25% LIBOR Floor, 11/9/2018	1 Month LIBOR	Hotel, Gaming, & Leisure	970,215	998,123	27,908
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(e)	3 Month LIBOR	Aerospace & Defense	10,239,633	10,349,846	110,213
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	7,329,022	7,408,133	79,111
PSC Industrial Outsourcing, LP, L+450, 1.00% LIBOR Floor, 5/15/2020	1 Month LIBOR	Energy: Oil & Gas	13,943,853	13,952,656	8,803
Scientific Games International, Inc., L+500, 1.00% LIBOR Floor, 10/1/2021(e)	N/A(f)	Hotel, Gaming, & Leisure	372,528	372,956	428
SG Acquisition, Inc., L+525, 1.00% LIBOR Floor, 8/19/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,862,305	14,960,523	98,218
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019	3 Month LIBOR	Services: Business	6,820,907	6,853,118	32,211
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(e)	3 Month LIBOR	Chemicals, Plastics, & Rubber	8,330,660	8,413,299	82,639
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	6 Month LIBOR	Healthcare & Pharmaceuticals	4,710,553	4,588,125	(122,428)
Southcross Holdings Borrower LP, L+500, 1.00% LIBOR Floor, 8/4/2021	3 Month LIBOR	Energy: Oil & Gas	1,264,794	1,270,356	5,562
SRA International, L+525, 1.25% LIBOR Floor, 7/20/2018	1 Month LIBOR	High Tech Industries	2,219,764	2,258,133	38,369
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	9,326,891	9,355,328	28,437
Surgery Center Holdings, Inc., L+425, 1.00% LIBOR Floor, 7/24/2020(d)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,440,576	2,448,350	7,774
Sutherland Global Services, L+600, 1.25% LIBOR Floor, 3/6/2019(e)	6 Month LIBOR	Services: Business	1,839,381	1,842,607	3,226
TASC, Inc., L+550, 1.00% LIBOR Floor, 5/23/2020	3 Month LIBOR	Services: Business	7,852,520	7,727,832	(124,688)
TMFS Holdings, LLC, L+450, 1.00% LIBOR Floor, 7/30/2021	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	11,880,000	11,940,000	60,000
TMK Hawk Parent, Corp., L+425, 1.00% LIBOR Floor, 8/22/2021(d)	4 Month LIBOR	Beverage, Food, & Tobacco	3,980,000	4,005,000	25,000
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,336,424	2,297,340	(39,084)
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/5/2018	3 Month LIBOR	Services: Consumer	3,890,104	3,882,299	(7,805)
USS Parent Holdings Corp., L+475, 1.00% LIBOR Floor, 8/5/2021	3 Month LIBOR	Construction & Building	10,646,803	10,697,675	50,872
Vestcom International, Inc., L+425, 1.00% LIBOR Floor, 9/29/2021(d)	1 Month LIBOR	Services: Business	2,985,000	3,005,625	20,625
Vince, LLC, L+500, 1.00% LIBOR Floor, 11/27/2019(e)	Various	Consumer Goods: Non-Durable	2,141,529	2,139,424	(2,105)
Western Dental Services, Inc., L+500, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	6,146,434	6,161,509	15,075
Total Senior Secured First Lien Term Loans			330,484,763	331,536,613	1,051,850

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured Second Lien Term Loans
Arysta LifeScience SPC, LLC, L+700, 1.25% LIBOR Floor, 11/30/2020(e)	3 Month LIBOR	Chemicals, Plastics, & Rubber	1,160,540	1,179,783	19,243
Del Monte Foods, Inc., L+725, 1.00% LIBOR Floor, 7/26/2021	6 Month LIBOR	Beverage, Food, & Tobacco	320,322	295,246	(25,076)
Deltek, Inc., L+875, 1.25% LIBOR Floor, 10/10/2019	3 Month LIBOR	Services: Business	1,619,640	1,652,360	32,720
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(e)	Various	High Tech Industries	7,151,625	6,966,000	(185,625)
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	6 Month LIBOR	Services: Business	6,965,000	6,807,500	(157,500)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics, & Rubber	8,050,000	8,030,000	(20,000)
PFS Holding Corporation, L+725, 1.00% LIBOR Floor, 1/31/2022	1 Month LIBOR	Retail	4,973,010	3,885,945	(1,087,065)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,001,875	995,000	(6,875)
Telx Group, Inc., L+650, 1.00% LIBOR Floor, 4/9/2021	3 Month LIBOR	High Tech Industries	2,970,000	2,981,250	11,250
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 1/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	814,200	840,420	26,220
Total Senior Secured Second Lien Term Loans			35,026,212	33,633,504	(1,392,708)
Total			$365,510,975	$365,170,117	$(340,858)

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (e) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)

The 1, 2, 3, 4, and 6 month LIBOR rates were 0.15%, 0.20%, 0.24%, 0.27%, and 0.33%, respectively, as of September 30, 2014. The applicable LIBOR rate as of September 30, 2014 for the loan listed may not be the applicable LIBOR rate, as the loan may have been priced or repriced based on a LIBOR rate prior to September 30, 2014.

(c)	Fair value determined by the Company’s board of directors (see Note 8).
(d)	Position or portion thereof unsettled as of September 30, 2014.
(e)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2014, 88.8% of the Company’s total assets represented qualifying assets. In addition, as described in this note, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 85.8% of the Company’s total assets represented qualifying assets as of September 30, 2014.

(f)	As of November 10, 2014, no interest rate option had been elected as the entire position remained unsettled.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2013:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Term Loans
Active Network, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	1 Month LIBOR	High Tech Industries	$1,947,215	$1,964,339	$17,124
Amneal Pharmaceuticals, LLC, L+475, 1.00% LIBOR Floor, 11/1/2019	1 Month LIBOR	Healthcare & Pharmaceuticals	3,347,710	3,398,433	50,723
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020(d)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,987,500	5,012,500	25,000
ARG IH Corporation, L+400, 1.00% LIBOR Floor, 11/15/2020	1 Month LIBOR	Beverage, Food & Tobacco	2,394,000	2,410,512	16,512
Arc Document Solutions, Inc., L+525, 1.00% LIBOR Floor, 12/20/2018(d)(e)	1 Month LIBOR	Services: Business	4,870,600	4,932,725	62,125
Ascensus, Inc., L+400, 1.00% LIBOR Floor, 12/2/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,975,000	5,018,750	43,750
ATI Holdings, Inc., L+400, 1.25% LIBOR Floor, 12/21/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	490,050	495,931	5,881
Avaya, Inc., L+675, 1.25% LIBOR Floor, 3/31/2018	3 Month LIBOR	Telecommunications	1,993,401	2,014,431	21,030
Azure Midstream Energy, LLC, L+550, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	4,380,210	4,407,930	27,720
BBTS Borrower, LP, L+650, 1.25% LIBOR Floor, 6/4/2019	3 Month LIBOR	Energy: Oil & Gas	1,854,169	1,878,474	24,305
Bluestem Brands, Inc., L+650, 1.00% LIBOR Floor, 12/6/2018	1 Month LIBOR	Retail	1,832,600	1,832,600	-
Camp International Holding Company, L+375, 1.00% LIBOR Floor, 5/31/2019	1 Month LIBOR	Services: Business	1,220,000	1,230,163	10,163
Caraustar Industries, Inc., L+625, 1.25% LIBOR Floor, 5/1/2019	6 Month LIBOR	Forest Products & Paper	713,584	738,748	25,164
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/18/2019(d)	3 Month LIBOR	Retail	4,289,675	4,333,225	43,550
Cyanco Intermediate Corp., L+450, 1.00% LIBOR Floor, 5/1/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	1,254,383	1,265,813	11,430
Digital Insight Corporation, L+375, 1.00% LIBOR Floor, 10/16/2019	3 Month LIBOR	Services: Business	775,105	779,000	3,895
Global Tel*Link Corporation, L+375, 1.25% LIBOR Floor, 5/23/2020	3 Month LIBOR	Services: Business	2,940,113	2,915,814	(24,299)
Grande Communications Networks, LLC, L+350, 1.00% LIBOR Floor, 5/31/2020	3 Month LIBOR	Telecommunications	2,486,435	2,497,471	11,036
Hemisphere Media Holdings, LLC, L+500, 1.25% LIBOR Floor, 7/30/2020(e)	1 Month LIBOR	Media: Broadcasting & Subscription	4,324,817	4,349,487	24,670
Herff Jones, Inc., L+450, 1.00% LIBOR Floor, 6/25/2019	1 Month LIBOR	Consumer Goods: Non-Durable	1,973,732	2,054,268	80,536
Hyperion Finance S.Á.R.L, L+475, 1.00% LIBOR Floor, 10/17/2019(e)	2 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,432,500	4,471,875	39,375
Information Resources, Inc., L+375, 1.00% LIBOR Floor, 9/30/2020	3 Month LIBOR	Services: Business	892,269	900,492	8,223
Insight Pharmaceuticals, LLC, L+500, 1.25% LIBOR Floor, 8/25/2016	6 Month LIBOR	Healthcare & Pharmaceuticals	4,002,500	3,980,000	(22,500)
inVentiv Health, Inc., L+600, 1.50% LIBOR Floor, 8/4/2016	6 Month LIBOR	Healthcare & Pharmaceuticals	5,260,192	5,228,718	(31,474)
Learfield Communications, Inc., L+400, 1.00% LIBOR Floor, 10/9/2020	3 Month LIBOR	Media: Broadcasting & Subscription	746,250	757,500	11,250
Lineage Logistics, LLC, L+350, 1.00% LIBOR Floor, 4/26/2019	1 Month LIBOR	Services: Business	2,501,589	2,504,769	3,180
Merrill Corp., L+625, 1.00% LIBOR Floor, 3/8/2018(d)	1 Month LIBOR	Services: Business	671,827	679,040	7,213
Mohegan Tribal Gaming Authority, L+450, 1.00% LIBOR Floor, 11/19/2019	2 Month LIBOR	Hotel, Gaming & Leisure	1,643,400	1,683,871	40,471
OCI Beaumont, LLC, L+500, 1.25% LIBOR Floor, 8/20/2019 (B2 Term Loan)(e)	6 Month LIBOR	Chemicals, Plastics & Rubber	2,285,804	2,333,284	47,480
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020(d)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,580,879	4,617,136	36,257
Packaging Coordinators, Inc., L+425, 1.25% LIBOR Floor, 5/10/2020	3 Month LIBOR	Containers, Packaging & Glass	1,985,025	1,995,000	9,975
Peppermill Casinos, Inc., L+600, 1.25% LIBOR Floor, 11/9/2018	1 Month LIBOR	Hotel, Gaming & Leisure	977,637	1,012,275	34,638
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(e)	3 Month LIBOR	Aerospace & Defense	5,764,360	5,853,870	89,510
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	2,470,979	2,521,407	50,428
Safe-Guard Products International, LLC, L+600, 1.25% LIBOR Floor, 12/21/2018	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	2,222,426	2,266,102	43,676
Salix Pharmaceuticals, Ltd., L+325, 1.00% LIBOR Floor, 1/2/2020(d)(e)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,815,850	2,857,423	41,573
SESAC Holdco II, LLC, L+400, 1.00% LIBOR Floor, 2/8/2019	1 Month LIBOR	Media: Broadcasting & Subscription	490,050	496,856	6,806
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	2,972,550	2,966,316	(6,234)
SRA International, L+525, 1.25% LIBOR Floor, 7/20/2018	3 Month LIBOR	High Tech Industries	2,351,305	2,388,954	37,649
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	12 Month LIBOR	Healthcare & Pharmaceuticals	3,436,500	3,478,147	41,647
Sutherland Global Services, L+600, 1.25% LIBOR Floor, 3/6/2019(e)	6 Month LIBOR	Services: Business	1,913,941	1,917,307	3,366
Tech Finance & Co. S.C.A., L+600, 1.25% LIBOR Floor, 7/11/2020(e)	3 Month LIBOR	Media: Broadcasting & Subscription	1,942,906	1,994,750	51,844
Tervita, L+500, 1.25% LIBOR Floor, 5/15/2018(d)(e)	3 Month LIBOR	Environmental Industries	3,533,364	3,554,920	21,556
The TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,007,500	1,995,000	(12,500)
Travel Leaders Group, LLC, P+500, 2.00% Base Rate Floor, 12/5/2018	Prime	Services: Consumer	1,975,000	1,965,000	(10,000)
Travelport, LLC, L+500, 1.25% LIBOR Floor, 6/26/2019(e)	3 Month LIBOR	Hotel, Gaming & Leisure	1,585,383	1,640,669	55,286
TriNet HR Corp., L+400, 1.00% LIBOR Floor, 8/20/2020	3 Month LIBOR	Services: Business	1,649,167	1,678,319	29,152
Vince, LLC, L+500, 1.00% LIBOR Floor, 11/27/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	1,752,300	1,783,275	30,975
VFH Parent, LLC, L+450, 1.25% LIBOR Floor, 11/8/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	2,597,561	2,624,622	27,061
W/S Packaging Group, Inc., L+400, 1.00% LIBOR Floor, 8/9/2019	4 Month LIBOR	Containers, Packaging & Glass	2,481,284	2,493,750	12,466
Washington Inventory Services, L+450, 1.25% LIBOR Floor, 12/20/2018	3 Month LIBOR	Retail	492,525	495,931	3,406
WP CPP Holdings, LLC, L+375, 1.00% LIBOR Floor, 12/28/2019	3 Month LIBOR	Aerospace & Defense	935,288	942,320	7,032
Total Senior Secured First Lien Term Loans			128,420,410	129,609,512	1,189,102

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

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

September 30, 2014

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

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of September 30, 2014 and December 31, 2013, according to the fair value hierarchy:

	September 30, 2014
Valuation Inputs	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$-	$-	$-	$34,061,902	$-
Level 2—Significant other observable inputs	-	-	-	-	-
Level 3—Significant unobservable inputs	66,855,635	181,249,221	30,009,990	-	(340,858)
	$66,855,635	$181,249,221	$30,009,990	$34,061,902	$(340,858)

	December 31, 2013
Valuation Inputs	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$-	$-	$-	$11,383,669	$-
Level 2—Significant other observable inputs	-	-	-	-	-
Level 3—Significant unobservable inputs	61,787,430	22,552,214	8,795,600	-	1,548,617
	$61,787,430	$22,552,214	$8,795,600	$11,383,669	$1,548,617

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

The Company’s investments as of September 30, 2014 and December 31, 2013, excluding short term investments, primarily consisted of debt securities that are traded on a private over-the-counter market for institutional investors. Except for investments specifically identified, the Company values its portfolio investments by using market quotations from brokers or dealers, market comparables, discounted cash flow models and independent third-party pricing services, which provided prevailing bid and ask prices that were screened for validity by the pricing service from brokers or dealers on the determination date of the relevant period end. Four senior secured loans that were purchased near December 31, 2013, were valued using cost at acquisition, as the Company determined that the cost of the investments was the best indication of their current fair value.

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

The Company periodically benchmarks the market quotations obtained against the actual prices at which it purchases and sells its investments. Based on the results of the benchmark analysis and the Company’s experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain market quotations through brokers and dealers, including the use of an independent valuation firm. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

Six and three of the Company’s collateralized security investments as of September 30, 2014 and December 31, 2013, respectively, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, each borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt.

Pursuant to the TRS Agreement, the fair value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS. The loans underlying the TRS are valued by the Company in the same manner as loans owned by the Company.  As a result of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that the total fair value of the TRS should be classified as Level 3 within the fair value hierarchy.

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended September 30, 2014 and 2013. The Company’s policy is to recognize transfers in and out as of the actual date of the event or change in circumstances that causes the transfer.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Total Return Swap	Total
Beginning balance, June 30, 2014	$76,790,268	$101,524,554	$30,577,322	$1,571,894	$210,464,038
Investments purchased	36,003,406	109,171,425	-	-	145,174,831
Net realized gain	715,221	256,237	-	4,135,243	5,106,701
Net change in unrealized (depreciation) appreciation	(373,335)	(660,449)	(595,652)	(1,912,752)	(3,542,188)
Accretion of discount	74,243	8,852	28,320	-	111,415
Sales and principal repayments	(46,354,168)	(29,051,398)	-	(4,135,243)	(79,540,809)
Ending balance, September 30, 2014	$66,855,635	$181,249,221	$30,009,990	$(340,858)	$277,773,988
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$10,238	$(168,328)	$(595,652)	$(1,703,340)	$(2,457,082)

	Nine Months Ended September 30, 2014
	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Total Return Swap	Total
Beginning balance, December 31, 2013	$61,787,430	$22,552,214	$8,795,600	$1,548,617	$94,683,861
Investments purchased	91,206,491	191,955,690	21,821,944	-	304,984,125
Net realized gain	1,042,577	312,986	-	11,898,784	13,254,347
Net change in unrealized (depreciation) appreciation	(158,465)	407,457	(664,779)	(1,889,475)	(2,305,262)
Accretion of discount	153,848	24,081	57,225	-	235,154
Sales and principal repayments	(87,176,246)	(34,003,207)	-	(11,898,784)	(133,078,237)
Ending balance, September 30, 2014	$66,855,635	$181,249,221	$30,009,990	$(340,858)	$277,773,988
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$324,171	$539,883	$(664,779)	$(1,020,891)	$(821,616)

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

	Three Months Ended September 30, 2013
	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Total Return Swap	Total
Beginning balance, June 30, 2013	$16,417,934	$5,410,360	$-	$99,963	$21,928,257
Investments purchased	18,136,435	1,073,073	-	-	19,209,508
Net realized gain	1,381	-	-	799,698	801,079
Net change in unrealized (depreciation) appreciation	228,994	(8,846)	-	284,001	504,149
Accretion of discount	8,753	(1,539)	-		7,214
Sales and principal repayments	(763,451)	-	-	(799,698)	(1,563,149)
Ending balance, September 30, 2013	$34,030,046	$6,473,048	$-	$383,964	$40,887,058
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$233,771	$(8,846)	$-	$278,550	$503,475

	Nine Months Ended September 30, 2013
	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities	Total Return Swap	Total
Beginning balance, December 31, 2012	$1,980,044	$-	$-	$12,395	$1,992,439
Investments purchased	33,498,788	6,368,898	-	-	39,867,686
Net realized gain	16,352	-	-	1,591,711	1,608,063
Net change in unrealized (depreciation) appreciation	433,150	102,011	-	371,569	906,730
Accretion of discount	12,086	2,139	-	-	14,225
Sales and principal repayments	(1,910,374)	-	-	(1,591,711)	(3,502,085)
Ending balance, September 30, 2013	$34,030,046	$6,473,048	$-	$383,964	$40,887,058
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$433,150	$102,011	$-	$381,724	$916,885

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range		Weighted Average
Senior secured term loans - first lien	$19,768,046	Discounted Cash Flow	Discount Rate	5.0%	8.3%	6.7%
	47,087,589	Broker Quotes	Broker Quotes	N/A	N/A	N/A
Senior secured term loans - second lien	41,118,951	Discounted Cash Flow	Discount Rate	8.5%	10.3%	9.4%
	140,130,270	Broker Quotes	Broker Quotes	N/A	N/A	N/A
Collateralized securities	30,009,990	Discounted Cash Flow	Discount Rate	9.0%	13.0%	10.8%
Total Return Swap	36,250	Discounted Cash Flow	Discount Rate	7.5%	7.5%	7.5%
	(377,108)	Broker Quotes	Broker Quotes	N/A	N/A	N/A
Total	$277,773,988

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

	December 31, 2013
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range		Weighted Average
Senior secured term loans - first lien	$45,156,370	Discounted Cash Flow	Discount Rate	4.8%	9.7%	6.8%
	16,631,060	Recent Transactions	Recent Transactions	N/A	N/A	N/A
Senior secured term loans - second lien	22,552,214	Discounted Cash Flow	Discount Rate	7.5%	11.8%	8.8%
Collateralized securities	3,795,600	Discounted Cash Flow	Discount Rate	10.0%	13.0%	11.5%
	5,000,000	Recent Transactions	Recent Transactions	N/A	N/A	N/A
Total Return Swap	1,548,617	Third-Party Pricing Service(1)	Broker Quotes	N/A	N/A	N/A
Total	$94,683,861

(1)

The loans underlying the TRS were valued by Citibank. Citibank based its valuation primarily on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect a price that market participants may be willing to pay for an investment. These valuations were sent to the Company for review and testing. The Company reviewed and approved the value of the loans underlying the TRS as part of the quarterly valuation process.

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien and second lien term loans, and collateralized securities are discount rates. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively.

Note 9. General and Administrative Expense

General and administrative expense consisted of the following items for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Due diligence fees	$165,133	$143,976	$566,759	$226,909
Transfer agent expense	148,268	46,412	424,967	85,378
Professional fees expense	116,746	147,107	583,052	751,823
Marketing expense	112,155	192,498	409,277	375,897
Dues and subscriptions	86,425	31,715	165,274	54,681
Insurance expense	69,313	53,011	174,582	158,813
Director fees and expenses	42,721	8,118	119,510	24,142
Printing and mailing expense	39,681	212	108,923	98,838
Filing fees	251	19,623	79,978	77,173
Other expenses	85,712	25,032	309,698	74,928
Total general and administrative expense	$866,405	$667,704	$2,942,020	$1,928,582

Note 10. Commitments and Contingencies

The Company entered into certain contracts with other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to such indemnifications to be remote.

As of September 30, 2014 and December 31, 2013, the Company’s unfunded loan commitments amounted to $21,674,000 and $2,450,758, respectively. As of November 10, 2014, the Company’s unfunded loan commitments amounted to $23,112,083. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2014 and December 31, 2013, refer to the consolidated schedule of investments.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 11. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2014 and 2013:

	As of and for the	As of and for the
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
Per share data:(1)
Net asset value at beginning of period	$9.32	$8.97
Results of operations:
Net investment income(2)	0.08	0.21
Net realized gain and net change in unrealized appreciation on investments(3)	0.08	0.16
Net realized gain and net change in unrealized appreciation on total return swap	0.35	0.59
Net increase in net assets resulting from operations	0.51	0.96
Shareholder distributions:
Distributions from net investment income	(0.08)	(0.06)
Distributions from net realized gains	(0.46)	(0.48)
Distributions from other sources(4)	(0.01)	0.00
Net decrease in net assets from shareholder distributions	(0.55)	(0.54)
Capital share transactions:
Issuance of common stock above net asset value(5)	0.03	0.12
Amortization of deferred offering expenses	0.00	(0.22)
Net increase (decrease) in net assets resulting from capital share transactions	0.03	(0.10)
Net asset value at end of period	$9.31	$9.29
Shares of common stock outstanding at end of period	42,532,137	7,715,146
Total investment return-net asset value(6)	5.86%	9.42%
Net assets at beginning of period	$144,570,485	$4,487,115
Net assets at end of period	$395,957,726	$71,647,438
Average net assets	$268,990,161	$31,111,908

Ratio/Supplemental data:
Ratio of net investment income to average net assets(7)	0.89%	2.28%
Ratio of net operating expenses to average net assets	3.17%	0.31%
Ratio of expense reimbursements from IIG and expense recoupments to average net assets	0.16%	10.49%
Ratio of total expenses (before expense reimbursements and recoupments) to average net assets	3.33%	10.80%
Ratio of gross operating expenses to average net assets(8)	0.67%	2.91%
Portfolio turnover rate(9)	68.65%	10.76%
Asset coverage ratio(10)	2.49	2.38

(1)	The per share data for the nine months ended September 30, 2014 and 2013 was derived by using the weighted average shares of common stock outstanding during each period.
(2)

Net investment income per share includes the expense reimbursements from IIG of $0.04 and $0.97 per share for the nine months ended September 30, 2014 and 2013, respectively, and expense recoupments of $0.02 per share for the nine months ended September 30, 2014.

(3)

The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio.

(4)	Includes adjustments made to GAAP basis investment income to arrive at taxable income available for distributions.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

(5)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date.

(6)

Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company's distribution reinvestment plan and second amended and restated distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan and second amended and restated distribution reinvestment plan are issued at 95% (from January 1, 2013 through September 30, 2013) and 90% (from October 1, 2013 through September 30, 2014) of the then public offering price on the date of purchase, respectively. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full period are not annualized.

(7)

Excluding the expense reimbursements from IIG and the recoupment of expense reimbursements during the period, the ratio of net investment income (loss) to average net assets would have been 0.73% and (8.21%) for the nine months ended September 30, 2014 and 2013, respectively.

(8)

Operating expenses include all expenses borne by the Company, except for organization costs and offering expenses, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates, and interest expense.

(9)

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

We are managed by CIM, our affiliate and a registered investment adviser. CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. We and CIM have engaged AIM to act as our investment sub-adviser. On October 31, 2014, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the investment sub-advisory agreement with AIM for a period of twelve months commencing December 17, 2014.

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

Portfolio Investment Activity for the Three Months Ended September 30, 2014 and 2013

The following table summarizes our investment activity, excluding short term investments, for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured term loans - first lien	$36,003,406	$143,095,759	$179,099,165	$18,136,435	$49,172,156	$67,308,591
Senior secured term loans - second lien	109,171,425	10,334,728	119,506,153	1,073,074	7,119,835	8,192,909
Collateralized securities	-	-	-	-	-	-
Subordinated unsecured term loans	-	-	-	-	498,750	498,750
Sales and principal repayments	(75,405,566)	(63,894,918)	(139,300,484)	(763,451)	(22,737,657)	(23,501,108)
Net portfolio activity	$69,769,265	$89,535,569	$159,304,834	$18,446,058	$34,053,084	$52,499,142

The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Senior secured term loans - first lien	$66,322,355	$66,855,635	24.0%	$330,484,763	$331,536,613	90.8%	$396,807,118	$398,392,248	61.9%
Senior secured term loans - second lien	180,478,881	181,249,221	65.2%	35,026,212	33,633,504	9.2%	215,505,093	214,882,725	33.4%
Collateralized securities	30,625,169	30,009,990	10.8%	-	-	-	30,625,169	30,009,990	4.7%
Subtotal/total percentage	277,426,405	278,114,846	100.0%	365,510,975	365,170,117	100.0%	642,937,380	643,284,963	100.0%
Short term investments(2)	34,061,902	34,061,902		-	-		34,061,902	34,061,902
Total investments	$311,488,307	$312,176,748		$365,510,975	$365,170,117		$676,999,282	$677,346,865

Number of portfolio companies			49			64			99(3)
Average annual EBITDA of portfolio companies		$57.9 million			$104.2 million			$85.5 million
Median annual EBITDA of portfolio companies		$57.6 million			$62.0 million			$58.7 million
Purchased at a weighted average price of par			98.42%			99.38%			98.96%
Gross annual portfolio yield based upon the purchase price(4)			8.80%			6.53%(5)			7.51%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with original maturity dates of three months or less.
(3)

The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 14 portfolio companies being in both the investment and TRS portfolios.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio by the type of interest rate as of September 30, 2014 and December 31, 2013, excluding short term investments of $34,061,902 and $11,383,669, respectively:

	September 30, 2014
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$274,437,049	$275,059,621	98.9%	$365,510,975	$365,170,117	100.0%	$639,948,024	$640,229,738	99.5%
Fixed interest rate investments	2,989,356	3,055,225	1.1%	-	-	-	2,989,356	3,055,225	0.5%
Total investments	$277,426,405	$278,114,846	100.0%	$365,510,975	$365,170,117	100.0%	$642,937,380	$643,284,963	100.0%

	December 31, 2013
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$92,031,016	$93,135,244	100.0%	$148,199,937	$149,748,554	100.0%	$240,230,953	$242,883,798	100.0%
Fixed interest rate investments	-	-	-	-	-	-	-	-	-
Total investments	$92,031,016	$93,135,244	100.0%	$148,199,937	$149,748,554	100.0%	$240,230,953	$242,883,798	100.0%

The following table shows the composition of our investment portfolio and our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$59,631,040	21.4%	$40,667,285	11.1%	$100,298,325	15.6%
High Tech Industries	42,378,378	15.2%	15,270,400	4.2%	57,648,778	9.0%
Healthcare & Pharmaceuticals	10,701,910	3.8%	38,257,170	10.5%	48,959,080	7.6%
Beverage, Food & Tobacco	35,248,770	12.7%	4,300,246	1.2%	39,549,016	6.2%
Consumer Goods: Durable	-	-	34,923,833	9.6%	34,923,833	5.4%
Construction & Building	6,174,922	2.2%	28,116,307	7.7%	34,291,229	5.3%
Banking, Finance, Insurance & Real Estate	845,460	0.3%	31,383,521	8.6%	32,228,981	5.0%
Chemicals, Plastics & Rubber	9,260,946	3.3%	22,548,364	6.2%	31,809,310	4.9%
Retail	-	-	31,056,358	8.5%	31,056,358	4.8%
Automotive	21,610,371	7.8%	9,445,164	2.6%	31,055,535	4.8%
Diversified Financials	30,009,990	10.8%	-	-	30,009,990	4.7%
Media: Advertising, Printing & Publishing	20,692,426	7.5%	7,125,796	1.9%	27,818,222	4.3%
Energy: Oil & Gas	1,449,195	0.6%	23,656,099	6.5%	25,105,294	3.9%
Capital Equipment	3,955,125	1.4%	13,702,921	3.7%	17,658,046	2.7%
Media: Diversified & Production	6,518,182	2.3%	8,909,181	2.4%	15,427,363	2.4%
Media: Broadcasting & Subscription	2,089,052	0.8%	13,025,885	3.6%	15,114,937	2.4%
Consumer Goods: Non-Durable	2,067,998	0.7%	11,844,897	3.2%	13,912,895	2.2%
Telecommunications	4,477,500	1.6%	8,418,459	2.3%	12,895,959	2.0%
Aerospace & Defense	1,440,381	0.5%	10,349,846	2.8%	11,790,227	1.8%
Containers, Packaging & Glass	7,506,000	2.7%	2,455,610	0.7%	9,961,610	1.6%
Services: Consumer	800,000	0.3%	7,409,203	2.0%	8,209,203	1.3%
Hotel, Gaming & Leisure	6,282,200	2.3%	1,371,079	0.4%	7,653,279	1.2%
Environmental Industries	4,975,000	1.8%	-	-	4,975,000	0.8%
Forest Products & Paper	-	-	932,493	0.3%	932,493	0.1%
Subtotal/total percentage	278,114,846	100.0%	365,170,117	100.0%	643,284,963	100.0%
U.S. Treasury Securities	34,061,902		-		34,061,902
Total investments	$312,176,748		$365,170,117		$677,346,865

	December 31, 2013
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Healthcare & Pharmaceuticals	$8,968,804	9.6%	$28,520,188	19.0%	$37,488,992	15.4%
Services: Business	15,754,714	16.9%	21,710,669	14.5%	37,465,383	15.4%
Chemicals, Plastics & Rubber	6,797,514	7.3%	12,767,942	8.5%	19,565,456	8.1%
Consumer Goods: Non-Durable	9,527,245	10.2%	8,353,950	5.7%	17,881,195	7.5%
Banking, Finance, Insurance & Real Estate	2,427,410	2.6%	15,399,479	10.3%	17,826,889	7.3%
Media: Broadcasting & Subscription	3,544,422	3.8%	9,713,966	6.5%	13,258,388	5.5%
Energy: Oil & Gas	3,629,300	3.9%	6,286,404	4.2%	9,915,704	4.1%
Telecommunications	3,973,040	4.3%	5,502,732	3.7%	9,475,772	3.9%
Diversified Financials	8,795,600	9.4%	-	-	8,795,600	3.6%
Beverage, Food & Tobacco	-	-	8,597,752	5.7%	8,597,752	3.5%
Aerospace & Defense	1,463,701	1.6%	6,796,190	4.5%	8,259,891	3.4%
Services: Consumer	5,628,126	6.0%	1,965,000	1.3%	7,593,126	3.1%
Automotive	7,473,560	8.0%	-	-	7,473,560	3.1%
High Tech Industries	2,876,400	3.1%	4,353,293	2.9%	7,229,693	3.0%
Retail	-	-	6,661,756	4.4%	6,661,756	2.7%
Containers, Packaging & Glass	1,500,000	1.6%	4,488,750	3.0%	5,988,750	2.5%
Environmental Industries	1,909,952	2.1%	3,554,920	2.4%	5,464,872	2.2%
Hotel, Gaming & Leisure	515,000	0.6%	4,336,815	2.9%	4,851,815	2.0%
Construction & Building	3,415,256	3.7%	-	-	3,415,256	1.4%
Capital Equipment	3,014,850	3.2%	-	-	3,014,850	1.2%
Media: Diversified & Production	1,920,350	2.1%	-	-	1,920,350	0.8%
Forest Products & Paper	-	-	738,748	0.5%	738,748	0.3%
Subtotal/total percentage	93,135,244	100.0%	149,748,554	100.0%	242,883,798	100.0%
U.S. Treasury Securities	11,383,669		-		11,383,669
Total investments	$104,518,913		$149,748,554		$254,267,467

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

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, unfunded delayed drawdown loan commitments, or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014 and December 31, 2013, our unfunded loan commitments amounted to $21,674,000 and $2,450,758, respectively. As of November 10, 2014, our unfunded loan commitments amounted to $23,112,083.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of September 30, 2014 and December 31, 2013, excluding short term investments of $34,061,902 and $11,383,669, respectively:

	September 30, 2014
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	278,114,846	100.0%	361,284,172	98.9%	639,399,018	99.4%
3	-	-	3,885,945	1.1%	3,885,945	0.6%
4	-	-	-	-	-	-
5	-	-	-	-	-	-
	$278,114,846	100.0%	$365,170,117	100.0%	$643,284,963	100.0%

December 31, 2013
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	93,135,244	100.0%	149,748,554	100.0%	242,883,798	100.0%
3	-	-	-	-	-	-
4	-	-	-	-	-	-
5	-	-	-	-	-	-
	$93,135,244	100.0%	$149,748,554	100.0%	$242,883,798	100.0%

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

Current Investment Portfolio

As of November 10, 2014, our investment portfolio, excluding our short term investments and TRS, consisted of interests in 53 portfolio companies (24% in first lien senior secured term loans, 64% in second lien senior secured term loans and 12% in collateralized securities) with a total fair value of $314,124,256 with an average and median portfolio company annual EBITDA of $58.4 million and $57.6 million, respectively, at initial investment. As of November 10, 2014, investments in our portfolio were purchased at a weighted average price of 98.14% of par value. Our estimated gross annual portfolio yield was 8.98% based upon the purchase price of our investments. The portfolio yield does not represent an actual investment return to shareholders.

As of November 10, 2014, our short term investments included an investment in a U.S. Treasury Obligations Fund of $34,657,573.

Further, as of November 10, 2014, through a TRS (described further in Note 7 of our consolidated financial statements), we obtained the economic benefit of owning investments in first lien senior secured and second lien senior secured floating-rate loans of 63 portfolio companies.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

                Our results of operations for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014	2013
Investment income	$5,081,560	$494,701
Net operating expenses	2,507,992	(107,677)
Net investment income	2,573,568	602,378
Net realized gain on investments	971,457	1,381
Net change in unrealized (depreciation) appreciation on investments	(1,629,436)	220,148
Net realized gain on total return swap	4,135,243	799,698
Net change in unrealized (depreciation) appreciation on total return swap	(1,912,752)	284,001
Net increase in net assets resulting from operations	$4,138,080	$1,907,606

Investment Income

For the three months ended September 30, 2014 and 2013, we generated investment income of $5,081,560 and $494,701, respectively, consisting primarily of interest income on investments in senior secured loans of 57 and 27 portfolio companies held during each respective period. During the three months ended September 30, 2014 and 2013, our investment portfolio, excluding short term investments and the TRS, increased approximately $69,223,000 and $18,675,000, respectively, as we continued to deploy the net proceeds from our continuous offering. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our continuous offering. As a result, we believe that reported investment income for the three months ended September 30, 2014 and 2013 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014	2013
Management fees	$1,739,759	$248,225
Administrative services expense	376,806	144,462
Capital gains incentive fee	(497,508)	128,766
General and administrative	866,405	667,704
Total expenses	2,485,462	1,189,157
Expense reimbursements from IIG	-	(1,296,834)
Recoupment of expense reimbursements from IIG	22,530	-
Net operating expenses	$2,507,992	$(107,677)

The composition of our general and administrative expenses for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014	2013
Due diligence fees	$165,133	$143,976
Transfer agent expense	148,268	46,412
Professional fees expense	116,746	147,107
Marketing expense	112,155	192,498
Dues and subscriptions	86,425	31,715
Insurance expense	69,313	53,011
Director fees and expenses	42,721	8,118
Printing and mailing expense	39,681	212
Filing fees	251	19,623
Other expenses	85,712	25,032
Total general and administrative expense	$866,405	$667,704

Expense Reimbursements

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

For the three months ended September 30, 2014, IIG recouped $22,530 of expense reimbursements made in connection with the expense support and conditional reimbursement agreement during the three months ended March 31, 2013, compared to expense reimbursements from IIG of $1,296,834 for the three months ended September 30, 2013. All expense reimbursements from IIG for the three months ended September 30, 2013 are eligible to be reimbursed by us through September 30, 2016.

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

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$116,706	$116,706	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819,373	505,450	313,923	2.75%	7.00%	March 31, 2016
June 30, 2013	1,147,536	-	1,147,536	1.43%	7.00%	June 30, 2016
September 30, 2013	1,296,834	-	1,296,834	0.49%	7.00%	September 30, 2016
December 31, 2013	695,160	-	695,160	0.31%	7.00%	December 31, 2016
March 31, 2014	1,048,858	-	1,048,858	0.27%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.31%	7.00%	June 30, 2017
September 30, 2014	-	-	-	0.13%	7.00%	September 30, 2017
Total	$5,124,467	$622,156	$4,502,311

(1)

Operating expenses include all expenses borne by us, except for organization costs and offering expenses, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates, and interest expense.

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

Net Investment Income

Our net investment income totaled $2,573,568 and $602,378 for the three months ended September 30, 2014 and 2013, respectively. The increase in net investment income during the three months ended September 30, 2014, compared to the corresponding 2013 period, was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale.

Net Realized Gain on Investments

Our net realized gain on investments totaled $971,457 and $1,381 for the three months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014, we received principal repayments and sale proceeds of $42,329,166 and $33,076,399, respectively, for gains of $971,457. For the three months ended September 30, 2013, we realized gains of $1,381 on principal repayments of $126,496 and sales proceeds of $636,955.

Net Change in Unrealized (Depreciation) Appreciation on Investments

The net change in unrealized (depreciation) appreciation on our investments totaled ($1,629,436) and $220,148 for the three months ended September 30, 2014 and 2013, respectively. This change was driven primarily by a widening of credit spreads during three months ended September 30, 2014.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $4,135,243 and $799,698 for the three months ended September 30, 2014 and 2013, respectively. The components of net realized gain on the TRS are summarized below for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Interest and other income from TRS portfolio	$5,315,438	$865,033
Interest and other expense from TRS portfolio	(1,207,635)	(203,637)
Net gain on TRS loan sales	27,440	138,302
Total	$4,135,243	$799,698

Net Change in Unrealized (Depreciation) Appreciation on TRS

                The net decrease in unrealized (depreciation) appreciation on the TRS totaled ($1,912,752) and $284,001 for the three months ended September 30, 2014 and 2013, respectively. This change was driven primarily by a widening of credit spreads during the three months ended September 30, 2014.

Net Increase in Net Assets Resulting from Operations

                For the three months ended September 30, 2014 and 2013, we recorded a net increase in net assets resulting from operations of $4,138,080 and $1,907,606, respectively.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

                Our results of operations for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
Investment income	$10,916,368	$808,321
Net operating expenses	8,528,551	97,734
Net investment income	2,387,817	710,587
Net realized gain on investments	1,355,562	16,352
Net change in unrealized (depreciation) appreciation on investments	(415,787)	535,161
Net realized gain on total return swap	11,898,784	1,591,711
Net change in unrealized (depreciation) appreciation on total return swap	(1,889,475)	371,569
Net increase in net assets resulting from operations	$13,336,901	$3,225,380

Investment Income

For the nine months ended September 30, 2014 and 2013, we generated investment income of $10,916,368 and $808,321, respectively, consisting primarily of interest income on investments in senior secured loans of 76 and 29 portfolio companies held during each respective period. During the nine months ended September 30, 2014 and 2013, our investment portfolio, excluding short term investments and the TRS, increased approximately $184,980,000 and $38,523,000, respectively, as we continued to deploy the net proceeds from our continuous offering. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our continuous offering. As a result, we believe that reported investment income for the nine months ended September 30, 2014 and 2013 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014	2013
Management fees	$3,951,772	$413,748
Administrative services expense	1,222,421	715,653
Capital gains incentive fee	247,565	303,494
Offering expense - IIG	591,475	-
General and administrative	2,942,020	1,928,582
Total expenses	8,955,253	3,361,477
Expense reimbursements from IIG	(1,048,858)	(3,263,743)
Recoupment of expense reimbursements from IIG	622,156	-
Net operating expenses	$8,528,551	$97,734

The composition of our general and administrative expenses for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014	2013
Professional fees expense	$583,052	$751,823
Due diligence fees	566,759	226,909
Transfer agent expense	424,967	85,378
Marketing expense	409,277	375,897
Insurance expense	174,582	158,813
Dues and subscriptions	165,274	54,681
Director fees and expenses	119,510	24,142
Printing and mailing expense	108,923	98,838
Filing fees	79,978	77,173
Other expenses	309,698	74,928
Total general and administrative expense	$2,942,020	$1,928,582

Expense Reimbursements

For the nine months ended September 30, 2014, we received expense reimbursements from IIG of $1,048,858 and IIG recouped $622,156 of expense reimbursements made during the three months ended December 31, 2012 and March 31, 2013 in connection with the expense support and conditional reimbursement agreement.  For the nine months ended September 30, 2013, we received expense reimbursements from IIG of $3,263,743.

Refer to section, “Results of Operations for the Three Months Ended September 30, 2014 and 2013—Expense Reimbursement” above for further details on our expense reimbursements with our affiliate, IIG.

Net Investment  Income

Our net investment income totaled $2,387,817 and $710,587 for the nine months ended September 30, 2014 and 2013, respectively. The increase in net investment income during the nine months ended September 30, 2014 was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale.

Net Realized Gain on Investments

Our net realized gain on investments totaled $1,355,562 and $16,352 for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, we received sale proceeds and principal repayments of $73,306,787 and $47,872,665, respectively, for gains of $1,355,562. For the nine months ended September 30, 2013, we received sale proceeds and principal repayments of $1,141,330 and $769,044, respectively, for gains of $16,352.

Net Change in Unrealized (Depreciation) Appreciation on Investments

The net change in unrealized (depreciation) appreciation on our investments totaled ($415,787) and $535,161 for the nine months ended September 30, 2014 and 2013, respectively. This change was driven primarily by a widening of credit spreads during the nine months ended September 30, 2014 and was partially offset by primary investments, sourced with the assistance of AIM, made available to us at advantageous purchase prices.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $11,898,784 and $1,591,711 for the nine months ended September 30, 2014 and 2013, respectively. The components of net realized gain on the TRS are summarized below for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Interest and other income from TRS portfolio	$12,738,729	$1,326,136
Interest and other expense from TRS portfolio	(2,944,121)	(328,913)
Net gain on TRS loan sales	2,104,176	594,488
Total	$11,898,784	$1,591,711

Net Change in Unrealized (Depreciation) Appreciation on TRS

                The net change in unrealized (depreciation) appreciation on the TRS totaled ($1,889,475) and $371,569 for the nine months ended September 30, 2014 and 2013, respectively. This change was driven primarily by a widening of credit spreads during the nine months ended September 30, 2014 and the sale of certain loans underlying the TRS, which decreased unrealized appreciation as gains on these underlying loans were realized.

Net Increase in Net Assets Resulting from Operations

                For the nine months ended September 30, 2014 and 2013, we recorded a net increase in net assets resulting from operations of $13,336,901 and $3,225,380, respectively.

 Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $9.31 and $9.32 on September 30, 2014 and December 31, 2013, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.5477 per share during the nine months ended September 30, 2014, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 5.86% for shareholders who held our shares over the entire nine-month period ended September 30, 2014.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 9.76% and a cumulative total return of 18.14% (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 3.49% and a cumulative total return of 6.32%. Over the same time period the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, and the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, registered cumulative total returns of approximately 8.37% and 11.48%, respectively, in the period from December 17, 2012 to September 30, 2014.

                 The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our second amended and restated distribution reinvestment plan, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

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

As of September 30, 2014, we sold 42,532,137 shares of common stock for net proceeds of $435,041,340 at an average price per share of $10.23. The net proceeds include gross proceeds received from reinvested shareholder distributions of $9,163,138, for which we issued 973,758 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $192,731, for which we repurchased 20,492 shares of common stock.

As of November 10, 2014, we sold 46,571,392 shares of common stock for net proceeds of $476,533,470 at an average price per share of $10.23. The net proceeds include gross proceeds received from reinvested shareholder distributions of $12,129,849, for which we issued 1,289,215 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $484,731, for which we repurchased 51,540 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through November 10, 2014, sales commissions and dealer manager fees related to the sale of our common stock were $27,748,426 and $13,499,346, respectively.

On April 2, 2014, we completed our first tender offer in connection with our share repurchase program and repurchased 4,881 shares (representing 100% of the shares of common stock tendered for repurchase) at $9.41 per share for aggregate consideration totaling $45,905. On July 2, 2014, we completed our second tender offer and repurchased 15,611 shares (representing 100% of the shares of common stock tendered for repurchase) at $9.41 per share for aggregate consideration totaling $146,826. On October 2, 2014, we completed our third tender offer and repurchased 31,048 shares (representing 100% of the shares of common stock tendered for repurchase) at $9.41 per share for aggregate consideration totaling $292,000.

The net proceeds from our continuous offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of September 30, 2014 and December 31, 2013, we had $34,061,902 and $11,383,669 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Total Return Swap

For a detailed discussion of our TRS, refer to Note 7 of our consolidated financial statements included in this report.

RIC Status and Distributions

Our total investment portfolio includes loans and other securities on our consolidated balance sheets and loans underlying the TRS. Accordingly, we treat net interest and other income earned on all investments, including the loans underlying the TRS, as a component of investment company taxable income when determining our sources of distributions. The sources of our distributions for the nine months ended September 30, 2014 were as follows:

	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage
Net investment income	$(2,387,817)	$(9,794,608)	$(12,182,425)	76.9%
Net gain on loan sales	(1,355,562)	(2,104,176)	(3,459,738)	21.9%
From other sources(1)	(188,395)	-	(188,395)	1.2%
Total	$(3,931,774)	$(11,898,784)	$(15,830,558)	100.0%

(1)	Includes adjustments made to GAAP basis net investment income to arrive at taxable income available for distributions.

For a additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

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

Related Party Transactions

We have entered into an agreement with CIM to provide us with investment advisory services.  On October 31, 2014, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM for a period of twelve months commencing December 17, 2014. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets, excluding cash and cash equivalents, and (b) an incentive fee based on our performance, as described below. ICON Capital is, and to the extent requested to provide such services and such services are so provided, CIM and AIM and their respective affiliates may be, reimbursed for administrative expenses incurred on our behalf.

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

ICON Capital provides us with accounting, investor relations and other administrative services. We entered into an administration agreement with ICON Capital pursuant to which ICON Capital furnishes us with administrative services necessary to conduct our day-to-day operations.  On October 31, 2014, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the administration agreement with ICON Capital for a period of twelve months commencing December 17, 2014. ICON Capital is, and to the extent requested to provide such services and such services are so provided, CIM and AIM and their respective affiliates may be, reimbursed for administrative expenses incurred on our behalf. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital. For the three and nine months ended September 30, 2014, we incurred administrative services expenses to ICON Capital of $376,806 and $1,222,421, respectively. For the three and nine months ended September 30, 2013, we incurred administrative services expenses to ICON Capital of $144,462 and $715,653, respectively. The majority of such administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us and the remainder related to other reimbursable expenses. For the three and nine months ended September 30, 2013, all administrative expenses were reimbursed by IIG in accordance with the expense support and conditional reimbursement agreement.

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

From inception through September 30, 2014, IIG and its affiliates incurred organization costs, offering expenses and other pre-effective costs of approximately $2,012,000. Of these costs, approximately $1,811,000 represented organization costs and offering expenses, of which $1,591,475 was submitted to us for reimbursement. We paid $450,000 in October 2013, $550,000 in March 2014 and $591,475 in May 2014.  No additional material organization costs, offering expenses or other pre-effective costs have been incurred by IIG or its affiliates subsequent to September 30, 2014. The decision to fund our organization costs, offering expenses and other pre-effective costs and the decision to seek reimbursement for such costs is solely at the discretion of IIG and its affiliates. As a result, we may or may not be requested to reimburse any costs funded by IIG and its affiliates.

As of September 30, 2014, we raised gross proceeds of $435,041,340, of which we can pay up to $6,525,620 in organization costs and offering expenses (which represents 1.5% of the actual gross proceeds raised). Through September 30, 2014, we paid $4,614,377 of such costs and expenses, leaving an additional $1,911,243 that can be paid. As of November 10, 2014, we raised gross proceeds of $476,533,470, of which we can pay up to $7,148,002 in organization costs and offering expenses (which represents 1.5% of the actual gross proceeds raised). Through November 10, 2014, we paid $4,919,497 of such costs and expenses, leaving an additional $2,228,505 that can be paid.

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

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. During the three and nine months ended September 30, 2014, we recorded an obligation to repay $22,530 and $622,156 of expense reimbursements from IIG, respectively. On September 4, 2014, we repaid $599,626 of expense reimbursements to IIG. We may or may not be requested to reimburse any of these costs in the future. As of September 30, 2014, the total net liability to CIM and its affiliates was $2,055,775, which related to fees earned by CIM primarily during the three months ended September 30, 2014 and the recoupment of expense reimbursement by IIG.

Refer to the table under “Results of Operations for the Three Months Ended September 30, 2014 and 2013—Expense Reimbursement” above for a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by us.

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

Contractual Obligations

On December 17, 2012, Flatiron entered into a TRS with Citibank. Flatiron and Citibank amended the TRS, effective December 9, 2013, February 18, 2014, April 30, 2014, July 30, 2014, and September 5, 2014. See Note 7 to our consolidated financial statements for a more detailed description of the TRS.

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

Our investment portfolio may contain debt investments that are in the form of lines of credit, unfunded delayed drawdown loan commitments, or revolving credit facilities, which requires us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014 and December 31, 2013, unfunded loan commitments amounted to $21,674,000 and $2,450,758, respectively. As of November 10, 2014, our unfunded loan commitments amounted to $23,112,083. For information on the companies to which we are committed to fund additional amounts as of September 30, 2014 and December 31, 2013, refer to the consolidated schedule of investments included in this report.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2014, 99.5% of our portfolio investments and underlying loans subject to the TRS, except for our short term investments, paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio and TRS Agreement in effect as of September 30, 2014:

Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 22 basis points	$750,107	1.8%
Current base interest rate	-	-
Up 100 basis points	(2,263,401)	(5.5%)
Up 200 basis points	311,471	0.8%
Up 300 basis points	2,950,725	7.2%

(1) Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities) plus 1.35% per year on the full notional amount of the loans subject to the TRS. As of September 30, 2014, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2014.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2014 pursuant to our share repurchase program.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	July 1 to July 31, 2014	15,611	$9.41	15,611	(1)
	August 1 to August 31, 2014	-	-	-	-
	September 1 to September 30, 2014	-	-	-	-
	Total	15,611	$9.41	15,611	(1)

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

10.8

Fifth Amended and Restated Confirmation Letter Agreement, dated as of September 5, 2014, by and between Flatiron Funding, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2014).

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

Date: November 12, 2014

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