Form 10-K
period 2014-12-31
CION Investment Corp
filed 2015-03-27
CIK 1534254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-54755

CĪON Investment Corporation
(Exact name of registrant as specified in its charter)

Maryland	45-3058280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 418-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [x]

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

 Yes [  ] No [x]

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, as amended, which shares are being sold at $10.45 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of March 25, 2015 was 64,704,561.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

•         the effects of a changing interest rate environment;

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

Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1. Business

CĪON Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on August 9, 2011. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the Company and its consolidated subsidiaries. In addition, the term “portfolio companies” refers to companies in which we have invested, either directly or indirectly through our total return swap, or TRS (described in further detail under “Item 1. Business – Financing Arrangements – Total Return Swap” below).

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

Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. We seek to meet our investment objective by utilizing the experienced management teams of both CIM and AIM, which includes their access to the relationships and human capital of Apollo and ICON Investment Group, LLC, or IIG, in sourcing, evaluating and structuring transactions. Our portfolio is comprised primarily of investments in senior secured loans, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities and mezzanine loans of private and thinly-traded U.S. middle-market companies. We use the term “mezzanine” to refer to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. See “Item 1. Business – Investment Types” for a detailed description of the types of investments that may comprise our portfolio.  We define middle-market companies as companies that generally possess annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $50 million or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

In addition, we may from time to time invest up to 30% of our assets opportunistically in other types of investments, including collateralized securities, structured products and other similar securities and the securities of larger public companies and foreign securities, which may be deemed “non-qualifying assets” for the purpose of complying with investment restrictions under the 1940 Act.  This treatment extends to the TRS, as we treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC. See “Item 1. Business – Qualifying Assets” below.

In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, typically in conjunction with one of our debt investments or through a co-investment with a financial sponsor. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities. However, such investments are not expected to be significant.  We expect that our investments will generally range between $5 million and $50 million each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of CIM subject to oversight by our board of directors. We have made and intend to make smaller investments in syndicated loan opportunities, which typically include investments in companies with annual EBITDA of greater than $50 million, subject to liquidity and diversification constraints.

To enhance our opportunity for gain, we employ leverage as market conditions permit and at the discretion of CIM, but in no event can leverage employed exceed 50% of the value of our total assets as required by the 1940 Act. For purposes of the asset coverage ratio test applicable to us as a BDC, we treat the outstanding notional amount of the TRS, less the total amount of cash collateral posted by Flatiron Funding, LLC, or Flatiron, under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Portfolio and Investment Activity

As of December 31, 2014, our investment program primarily consisted of two components. First, we engage in the direct purchase of debt securities primarily issued by portfolio companies and lend directly to portfolio companies. Second, by entering into a TRS and directing the creation of a portfolio of underlying corporate loans that serve as reference assets under the TRS, we have obtained economic exposure to additional portfolio companies, although there may be overlap between such additional portfolio companies and our direct lending portfolio companies. The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of December 31, 2014:

	December 31, 2014
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Senior secured term loans - first lien	$69,239	$69,204	19.7%	$378,894	$377,391	88.3%	$448,133	$446,595	57.3%
Senior secured term loans - second lien	245,894	245,258	69.8%	53,085	50,179	11.7%	298,979	295,437	37.9%
Collateralized securities and structured products	38,081	37,102	10.5%	-	-	-	38,081	37,102	4.8%
Subtotal/total percentage	353,214	351,564	100.0%	431,979	427,570	100.0%	785,193	779,134	100.0%
Short term investments(2)	10,350	10,350		-	-		10,350	10,350
Total investments	$363,564	$361,914		$431,979	$427,570		$795,543	$789,484

Number of portfolio companies			56			65			104(3)
Purchased at a weighted average price of par			98.09%			99.01%			98.59%
Gross annual portfolio yield based upon the purchase price(4)			9.23%			6.87%(5)			7.93%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(3)

The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 17 portfolio companies being in both the investment and TRS portfolios.

(4)	The portfolio yield does not represent an actual investment return to shareholders.
(5)	The portfolio yield for underlying TRS loans is determined without giving consideration to leverage.

We do not currently intend to list our securities on an exchange and do not expect a public market to develop for them in the foreseeable future. We believe that an unlisted structure is more appropriate for the long-term nature of the assets in which we invest. In addition, because our common stock will not be listed on a national securities exchange, we will be able to pursue our investment objective without subjecting our investors to the daily share price volatility associated with the public markets. To provide our shareholders with limited liquidity, we began conducting quarterly tender offers pursuant to our share repurchase program in the first quarter of 2014. In connection with that program, we intend, but are not required, to continue conducting quarterly repurchase offers. This is the only method of liquidity that we will offer prior to a liquidity event. Until we complete a liquidity event, it is unlikely that shareholders will be able to sell their common stock when desired or at a desired price.

Although we do not currently intend to list our common stock on an exchange and do not expect a public market to develop for them in the foreseeable future, we intend to seek to complete a liquidity event within three to five years following the completion of our offering stage or at such earlier time as our board of directors may determine, taking into consideration market conditions and other factors; however, our offering of common stock may extend for an indefinite period. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. However, there can be no assurance that we will be able to complete a liquidity event.

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments with entities with which we may be restricted from doing so under the 1940 Act, such as CIM, AIM and their respective affiliates, unless we obtain an exemptive order from the SEC or co-invest alongside such affiliates in accordance with existing regulatory guidance. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with CIM and its affiliates. However, there can be no assurance that we will obtain such exemptive relief. Even if we receive exemptive relief, neither CIM nor its affiliates will be obligated to offer us the right to participate in any transactions originated by them.

Status of Our Continuous Public Offering

On December 17, 2012, we met our minimum offering requirement of $2,500 in capital raised from persons not affiliated with us, admitted our initial public investors as shareholders and officially commenced operations. Since commencing our continuous public offering on July 2, 2012 through March 25, 2015, we received and accepted subscriptions for 64,704,561 shares for gross corresponding proceeds of $663,493 at an average price per share of $10.25, including shares purchased by our affiliates.  The gross proceeds received include reinvested shareholder distributions of $18,950 pursuant to our second amended and restated distribution reinvestment plan, for which we issued 2,014,344 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $945 pursuant to our share repurchase program, for which we repurchased 100,487 shares of common stock.

Distributions

In January 2013, we began authorizing monthly distributions to our shareholders. On February 1, 2014, we changed from semi-monthly closings to weekly closings for the sale of shares pursuant to our continuous public offering. As a result, our board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of our common stock.  Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to continue to authorize and declare on a monthly basis a weekly distribution amount per share of our common stock.

Our board of directors declared distributions for forty-nine and twenty-four record dates during the years ended December 31, 2014 and 2013, respectively. Declared distributions are paid monthly. The following table presents cash distributions per share that were declared during the years ended December 31, 2014 and 2013:

	Distributions
Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013 (six record dates)	$0.1769	$209
June 30, 2013 (six record dates)	0.1788	518
September 30, 2013 (six record dates)	0.1799	1,090
December 31, 2013 (six record dates)	0.1806	2,157
Total distributions for the year ended December 31, 2013	$0.7162	$3,974

Fiscal 2014
March 31, 2014 (nine record dates)	$0.1679	$3,315
June 30, 2014 (thirteen record dates)	0.1829	5,120
September 30, 2014 (fourteen record dates)	0.1969	7,396
December 31, 2014 (thirteen record dates)	0.1829	8,716
Total distributions for the year ended December 31, 2014	$0.7306	$24,547

On December 15, 2014, our board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on January 28, 2015 to shareholders of record on January 6, January 13, January 20, and January 27, 2015.  On January 15, 2015, our board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on February 25, 2015 to shareholders of record on February 3, February 10, February 17, and February 24, 2015.  On February 13, 2015, our board of directors declared five weekly cash distributions of $0.014067 per share, payable on April 1, 2015 to shareholders of record on March 3, March 10, March 17, March 24, and March 31, 2015. On March 13, 2015, our board of directors declared four weekly cash distributions of $0.014067 per share, payable on April 29, 2015 to shareholders of record on April 7, April 14, April 21, and April 28, 2015.

About CIM

CIM is a registered investment adviser. CIM is a subsidiary of IIG and part of the ICON group of companies, or ICON. ICON is a leading asset manager that provides innovative alternative investment products to individual and institutional investors through publicly-registered programs, private funds and separately managed accounts. ICON is headquartered in New York, with offices in Boston, London and Singapore.

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

About ICON

With more than 25 years of experience in the alternative asset management industry, ICON and its affiliates have managed investments for more than 71,000 investors and made approximately $4.5 billion in total investments. ICON, through its managed funds, provides direct financing to private and public companies worldwide. ICON primarily provides secured financing to businesses in industries such as marine, manufacturing, transportation, automotive, energy and power, telecommunications, industrial and mining. ICON and its affiliated entities also provide distribution services.

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

About AIM

We and CIM have engaged AIM to act as our investment sub-adviser as we believe that AIM possesses skills that will aid us in achieving our investment objective. AIM is a subsidiary of Apollo (NYSE:APO) and is the investment advisor to Apollo Investment Corporation (NASDAQ:AINV), or AINV. AINV is a publicly traded BDC that invests primarily in various forms of debt investments, including secured and unsecured loan investments and/or equity in private U.S. middle-market companies.  AINV may also invest in the securities of public companies and structured products and other investments such as collateralized loan obligations and credit-linked notes.

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

Market Opportunity

We believe that the market for lending to private U.S. middle-market companies is underserved and presents a compelling investment opportunity. CIM’s management team has witnessed significant demand for debt capital among middle-market companies that have the characteristics we target. We believe that this demand, coupled with the limited and fragmented availability of funding within our target market, will enable us to achieve favorable transaction pricing. We continue to raise funds in an attempt to capitalize on what we believe is a favorable environment. We believe that the following characteristics and market trends support our belief:

•         The middle-market is a large addressable market.  According to GE Capital’s National Center for the Middle Market 4th Quarter 2014 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which represent more than $10 trillion in aggregate revenue and approximately 48 million aggregate employees. The U.S. middle-market accounts for approximately one-third of private sector gross domestic product, or GDP, which, measured on a global scale, would be the fifth largest global economy. GE defines middle-market companies as those with $10 million to $1 billion in annual revenue, which we believe has significant overlap with our definition of middle-market companies that generally possess EBITDA of $50 million or less.

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

•         There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to finance strategic transactions.  We expect that middle-market private equity firms will continue to invest the approximately $604 billion raised since 2010 in middle-market companies, as reported in Pitchbook’s 2H 2014 Fundraising and Capital Overhang Report, and that these private equity firms will seek to support their investments with senior loans from other sources, such as us.

•         General reduction in supply of corporate debt.  Recent market events have significantly impacted traditional sources of credit, reducing the ability of such sources to provide financing. We believe that the disruption in the credit markets has created an environment where liquidity and capital resources are scarce while the financing requirements of companies remain high. We believe that the scarcity of capital and the continuing need for financing will allow us to pursue more favorable economic terms, governance terms and covenants in comparison to those that existed in other periods.

•         Specialized lending and unfunded private equity commitments drive demand for debt capital.  Lending to small- and middle-market companies requires in-depth diligence, credit expertise, structuring experience and active portfolio management. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. As such, we believe that, of the U.S. financial institutions that are not liquidity constrained, few are capable of pursuing a sustained lending strategy successfully. We believe this creates a significant supply/demand imbalance for small and middle-market credit. We also expect that private equity firms will continue to pursue acquisitions and will seek to leverage their equity investments with debt financing, including senior debt, unitranche debt, and mezzanine loans provided by companies such as ours. Historically, according to the S&P LCD Leveraged Lending Review, such leverage has represented approximately 62% of a private equity acquisition. Therefore, adding to the imbalance in the availability of credit is the significant amount of unallocated private equity capital raised since 2010 described above, much of which will require debt financing in the coming years. As depicted in the chart below, almost $486.3 billion of unfunded private equity commitments were outstanding through the end of 2013. Based upon the historical proportion of leverage to total investment size, this represents potential demand of approximately $793 billion.

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

•         Middle-market companies compared to larger companies.  We believe that middle-market companies compare favorably to larger companies with respect to our investment objective and strategy. According to the GE Capital 2012 National Middle Market Summit Report, almost 70% of middle-market companies have been in business for more than 20 years and are, on average, less financially leveraged than large companies. During the economic downturn from 2007 to 2010, surviving middle-market companies created more than two million jobs, as compared to nearly four million jobs eliminated by larger companies.

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

Average Nominal Spread of Leveraged Loans1

Average Discounted Spread of Leveraged Loans2

Characteristics of and Risks Related to Investments in Private Companies

We have invested and continue to invest primarily in the debt of privately held companies. Investments in private companies pose significantly greater risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves are often illiquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, little public information generally exists about private companies. Finally, these companies often do not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of CIM and/or AIM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved with, investing in these companies. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

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

•         Investing in middle-market, private companies.  We seek to invest in middle-market, private companies that generally possess annual EBITDA of $50 million or less at the time of investment. We do not intend to invest in start-up companies, turnaround situations or companies with speculative business plans.

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

•         Broad portfolio.  We seek to create a portfolio of portfolio companies engaged in a variety of industries and located in a variety of geographic locations, thereby potentially reducing the risk of a downturn in any one industry or geographic location having a disproportionate impact on the value of our portfolio. We are not a “diversified company” as such term is defined under the 1940 Act. Because we are a BDC, we focus on and invest at least 70% of our total assets in U.S. companies, but seek to maintain investments across the various geographic regions of the U.S. To the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including countries that are members of the European Union, as well as Canada, Australia and Japan. We cannot assure investors that we will be successful in our efforts to maintain a broad portfolio of investments.

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

Competitive Advantages

We believe that we offer to our investors the following competitive advantages over other capital providers to private U.S. middle-market companies:

•         Proven ability to invest in middle-market companies.   With AIM as our sub-adviser, we are partnered with a team that we believe has proven its ability to source, structure and manage private investments for a publicly-traded BDC, AINV. In addition to its ability to call on its resources, AIM is able to draw upon Apollo’s team of more than 320 investment professionals that have approximately $159.8 billion of assets under management as of December 31, 2014. Apollo has developed an expertise in sourcing and investing in debt issued by middle-market companies. We leverage this expertise, which we believe enables us to make investments that offer the most favorable risk/reward characteristics.

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

We focus primarily on investments in debt securities, including senior secured loans, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities and mezzanine loans. The mix of investments in our portfolio and other aspects regarding the implementation of our strategy may change materially over time.

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

Typical Leveraged Capital Structure Diagram

Senior Secured Loans

                First Lien Loans

First lien secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a company. Generally, our first lien secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. We expect that our first lien secured loans typically will have variable interest rates ranging between 2.0% and 6.0% over a standard benchmark, such as the prime rate or the London InterBank Offered Rate, or LIBOR. In some cases, a portion of the total interest may accrue or be paid in kind.

Unitranche Loans

Unitranche loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and subordinated, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche loans generally require payments of both principal and interest throughout the life of the loan. Unitranche loans generally have contractual maturities of five to six years and interest is generally paid quarterly. Generally, we expect these securities to carry a blended yield that is between first lien secured and subordinated debt interest rates. Unitranche loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

Second Lien Loans

Second lien secured loans are immediately junior to first lien secured loans and have substantially the same maturities, collateral and covenant structures as first lien secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to first lien secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with mezzanine loans. Generally, we expect these loans to carry a fixed rate of 8.0% to 12.0% or a floating current yield of 6.0% to 10.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

Subordinated Debt/Mezzanine Loans

In addition to first lien loans and second lien loans, we also may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to first lien loans and second lien loans and are often unsecured, but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to first lien loans and second lien loans, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate of 10% to 15%. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

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

Collateralized Securities, Structured Products and Other

We may also invest in collateralized securities, structured products and other similar securities, which may include collateralized debt obligations, or CDOs, collateralized bond obligations, or CBOs, collateralized loan obligations, or CLOs, structured notes and credit-linked notes. These investments may be structured as trusts or other types of pooled investment vehicles. They may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments. CDOs, CBOs and CLOs are types of asset-backed securities issued by special purpose vehicles created to reapportion the risk and return characteristics of a pool of assets. The underlying pool for a CLO, for example, may include domestic and foreign senior loans, senior unsecured loans and subordinate corporate loans.

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

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national rating agencies. We believe that our targeted debt investments typically will carry ratings from a nationally recognized statistical ratings organization, or NRSRO, and that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by an NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted first lien secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

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

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. We elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2014 and 2013, excluding short term investments of $10,350 and $11,384, respectively:

	December 31, 2014
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	342,922	97.5%	405,522	94.8%	748,444	96.1%
3	8,642	2.5%	19,087	4.5%	27,729	3.5%
4	-	-	2,961	0.7%	2,961	0.4%
5	-	-	-	-	-	-
	$351,564	100.0%	$427,570	100.0%	$779,134	100.0%

December 31, 2013
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	93,135	100.0%	149,749	100.0%	242,884	100.0%
3	-	-	-	-	-	-
4	-	-	-	-	-	-
5	-	-	-	-	-	-
	$93,135	100.0%	$149,749	100.0%	$242,884	100.0%

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

Financing Arrangements

Total Return Swap

On December 17, 2012, Flatiron, our wholly-owned financing subsidiary, entered into a TRS with Citibank, N.A., or Citibank. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS and interest payments in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS typically offers lower financing costs than are offered through more traditional borrowing arrangements.

Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. On November 18, 2014, Flatiron and Citibank extended the TRS termination or call date from December 17, 2014 to December 17, 2015.  Effective March 4, 2015, Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS from $600 million to $750 million. The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to herein as the TRS Agreement.

The TRS with Citibank enables us, through our ownership of Flatiron, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Flatiron borrowing funds to acquire loans and incurring interest expense to a lender.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of December 31, 2014, Flatiron was in compliance with these covenants and reporting requirements.

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

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments. For example, we generally are not permitted to co-invest with certain entities affiliated with CIM or AIM in transactions originated by CIM, AIM or their respective affiliates unless we obtain an exemptive order from the SEC. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with CIM and its affiliates. However, there can be no assurance that we will obtain such exemptive relief. Under the investment sub-advisory agreement, AIM only assists CIM in identifying investment opportunities and making investment recommendations for approval by CIM. AIM is not responsible or liable for any such investment decision.

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

Proxy Voting Records

Shareholders may obtain information, without charge, regarding how CIM voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, c/o CĪON Investment Corporation, 3 Park Avenue, 36th Floor, New York, NY 10016.

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

Taxation as a Regulated Investment Company

If we:

●	qualify as a RIC; and
●	satisfy the Annual Distribution Requirement,

then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) any ordinary income and capital gain net income recognized, but not distributed, in preceding years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

●	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
●

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities, or the 90% Income Test; and

●	diversify our holdings so that at the end of each quarter of the taxable year:
●

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

●

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

Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. As a result, we may be prohibited from making distributions necessary to satisfy the Annual Distribution Requirement. Even if we are not prohibited from making distributions, our ability to raise additional capital to satisfy the Annual Distribution Requirement may be limited. If we are not able to make sufficient distributions to satisfy the Annual Distribution Requirement, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Certain of our investment practices may be subject to special and complex federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding distribution of cash, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that any adverse effects of these provisions will be mitigated.

If we purchase shares in a passive foreign investment company, or a PFIC, we may be subject to federal income tax on its allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to our shareholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or a QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

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

Employees

We do not currently have any employees and we do not currently intend to hire any in the future. The compensation of our chief financial officer and treasurer, Keith S. Franz, and our chief compliance officer, David J. Verlizzo, is paid by CIM. We reimburse CIM for the compensation paid to our chief financial officer and his staff and our chief compliance officer and his staff.  In the future, CIM may retain additional investment personnel based upon its needs.

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

We were formed on August 9, 2011 and met our minimum offering requirement of $2.5 million in common stock in December 2012. We are subject to all of the business risks and uncertainties associated with any relatively new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially.

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

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the recent financial crisis, which may cause pricing levels to similarly decline or be volatile.  During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure.  If similar events occurred in the medium- and large-sized U.S. corporate debt market, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Economic activity in the U.S. was adversely impacted by the global financial crisis that began in 2007 and has yet to fully recover.

Economic activity continues to be somewhat subdued since the 2007 financial crisis. As a result, corporate interest rate risk premiums, otherwise known as credit spreads, declined significantly throughout most of 2009 and 2010. However, credit spreads remain slightly above historical averages, particularly in the loan market. The improving economic and market conditions that have driven these declines in credit spreads may reverse themselves if uncertainty returns to the markets. Such a reversal could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

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

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in small to mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle-market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle-market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. There is not a public market for the securities of the privately-held companies in which we invest. Most of our investments will not be publicly traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors as required by the 1940 Act.

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

We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies, and expense reimbursements from IIG. In addition, a substantial portion of our distributions have resulted, and future distributions may result, from expense reimbursements from IIG, which are subject to repayment by us. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this section. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of shareholders’ investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder's basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder's basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. A shareholder’s basis in the investment will be reduced by the nontaxable amount, which will result in additional gain (or a lower loss) when the shares are sold. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

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

Pending legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150%. Even if this legislation does not pass, similar legislation may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, your risk of an investment in us may increase.

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

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles previously managed by CIM’s management team. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires, among other things, satisfaction of source-of-income and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. CIM’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

CIM and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

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

Neither CIM nor AIM, nor individuals employed by CIM or AIM, are generally prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We will be unable to participate in certain transactions originated by CIM or its affiliates unless we receive exemptive relief from the SEC. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with CIM and its affiliates. However, there can be no assurance that we will obtain such exemptive relief. Even if we receive exemptive relief, neither CIM nor its affiliates will be obligated to offer us the right to participate in any transactions originated by them. Affiliates of Apollo, whose primary business includes the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of AIM have no obligation to make their originated investment opportunities available to AIM or to us.

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

CIM, Apollo and their respective affiliates may purchase shares of our common stock for any reason deemed appropriate; provided, however, that it is intended that neither CIM, Apollo nor their respective affiliates will hold 5% or more of our outstanding shares of common stock. CIM, Apollo and their respective affiliates will not acquire any shares of our common stock with the intention to resell or re-distribute such shares. The purchase of common stock by CIM, Apollo and their respective affiliates could create certain risks, including, but not limited to, the following:

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We invest or intend to invest in the following types of loans of private and thinly-traded U.S. middle-market companies.

Senior Secured Loans – First Lien Loans and Second Lien Loans.  When we invest in senior secured term loans, including first lien loans and second lien loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Unitranche Loans.  We also expect to invest in unitranche loans, which are loans that combine both senior and subordinated financing, generally in a first-lien position. Unitranche loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and subordinated, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche debt generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest is typically paid quarterly. Generally, we expect these securities to carry a blended yield that is between senior secured and subordinated debt interest rates. Unitranche loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche loans combine characteristics of senior and subordinated financing, unitranche loans have risks similar to the risks associated with senior secured loans, including first lien loans and second lien loans and subordinated debt in varying degrees according to the combination of loan characteristics of the unitranche loan.

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

Equity Investments.  We expect to make selected equity investments. In addition, when we invest in senior secured loans, including first and second lien loans or subordinated debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Collateralized Securities, Structured Products and Other.  We may also invest in collateralized securities, structured products and other similar securities, which may include CDOs, CBOs, CLOs, structured notes and credit-linked notes. Investments in such securities and products involve risks, including, without limitation, credit risk and market risk. Certain of these securities and products may be thinly traded or have a limited trading market. Where our investments in collateralized securities, structured products and other similar securities are based upon the movement of one or more factors, including currency exchange rates, interest rates, reference bonds (or loans) and stock indices, depending on the factor used and the use of multipliers or deflators, changes in interest rates and movement of any factor may cause significant price fluctuations. Additionally, changes in the reference instrument or security may cause the interest rate on such a security or product to be reduced to zero, and any further changes in the reference instrument may then reduce the principal amount payable on maturity of the security or product. Collateralized securities, structured products and other similar securities may be less liquid than other types of securities and more volatile than the reference instrument or security underlying the product.

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

•         Since original issue discount will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement applicable to RICs, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting such annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•         Original issue discount creates risk of non-refundable cash payments to the advisor based on non-cash accruals that may never be realized.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We intend to invest primarily in senior secured loans, including first lien loans, second lien loans and unitranche loans of private and thinly-traded U.S. middle-market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any payment or distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any payments or distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.

Many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.

A covenant breach or other defaults by our portfolio companies may adversely affect our operating results.

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

We have invested and continue to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of CIM and/or AIM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We have invested and continue to invest in certain companies whose securities are not publicly traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities.  Moreover, our ability to make distributions to shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our board of directors, a majority of whom are independent directors with no material interests in such transactions.

At December 31, 2014, 2013 and 2012, our borrowings for the BDC coverage ratio were $326,703, $107,496 and $2,226, respectively, which included the non-collateralized TRS notional amount, unfunded commitments and the financing arrangement in connection with our directors and officers insurance and resulted in coverage ratios of 252%, 234% and 302%, respectively.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) we sell the amount of our offering that remains unsold as of December 31, 2014 of approximately $449 million, (ii) our net offering proceeds from such sales equal $397 million, (iii) resulting in estimated net assets of approximately $893 million as of December 31, 2015 and average net assets of approximately $695 million during 2015, (iv) we borrow funds equal to 50% of our average net assets during such period, or $347 million, and (v) a weighted average cost of funds of 3%. Actual expenses will depend on the number of shares of common stock we sell in this offering and the amount of leverage we employ.  For example, if we were to raise proceeds significantly less than this amount over the next twelve months, our expenses as a percentage of our average net assets would be significantly higher. There can be no assurance that we will sell an aggregate of $449 million worth of our common stock during the following twelve months.  In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assuming Return on Our Portfolio
(Net of Expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	-15.05%	-8.11%	-1.17%	5.78%	12.72%

Similarly, assuming (i) $893 million in net assets as of December 31, 2015 and average net assets of $695 million during 2015, (ii) a weighted average cost of funds of 3% and (iii) $347 million in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 1.17% in order to cover the annual interest payments on our outstanding debt.

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

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to CIM with respect to pre-incentive fee net investment income.

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

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any period, a non-corporate shareholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. For non-corporate shareholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a shareholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years.

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

Our offering is a “best efforts” offering, and if we are unable to continue to raise substantial funds, then we will be more limited in the number and type of investments we may make, and the value of a shareholder’s investment in us may be reduced in the event our assets under-perform.

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

The dealer manager for our continuous offering is ICON Securities, LLC, or ICON Securities, one of our affiliates. There is no assurance that it will be able to sell a sufficient number of shares of common stock to allow us to have adequate funds to purchase a broad portfolio of investments and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objective, and shareholders could lose some or all of the value of their investment.

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

Beginning in the first quarter of 2014 we began offering to repurchase shares of our common stock on a quarterly basis. As a result, shareholders have limited opportunities to sell their shares of our common stock and, to the extent they are able to sell their shares of our common stock under the program, they may not be able to recover the amount of their investment in our common stock.

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

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure shareholders that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could adversely affect our financial condition and operating results.

In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with CIM or Apollo in transactions originated by CIM or Apollo or their respective affiliates unless we first obtain an exemptive order from the SEC or co-invest alongside CIM or Apollo or their respective affiliates in accordance with existing regulatory guidance. However, we will be permitted to and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with CIM and its affiliates. However, there can be no assurance that we will obtain such exemptive relief. Even if we receive exemptive relief, neither CIM nor its affiliates will be obligated to offer us the right to participate in any transactions originated by them.

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

Our bylaws exempt us from the Maryland Control Share Acquisition Act, which significantly restricts the voting rights of control shares of a Maryland corporation acquired in a control share acquisition. If our board of directors were to amend our bylaws to repeal this exemption from the Maryland Control Share Acquisition Act, that statute may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. There can be no assurance, however, that we will not so amend our bylaws in such a manner at some time in the future. We will not, however, amend our bylaws to make us subject to the Maryland Control Share Acquisition Act without our board of directors determining that doing so would not conflict with the 1940 Act and obtaining confirmation from the SEC that it does not object to such determination.

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

Set forth below is a chart describing the classes of our securities outstanding as of March 25, 2015:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Common stock	500,000,000	-	64,704,561

As of March 25, 2015, we had 13,943 record holders of our common stock.

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

Beginning in the first quarter of 2014, we began offering, and on a quarterly basis thereafter we intend to continue offering, to repurchase common stock on such terms as may be determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not be in the best interests of our shareholders or would violate applicable law. We conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. In months in which we repurchase common stock, we generally conduct repurchases on the same date that we hold the first weekly closing in a calendar month for the sale of common stock in our offering. The offer to repurchase common stock is conducted solely through tender offer materials mailed to each shareholder.

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

While we have conducted quarterly tender offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2014 pursuant to our share repurchase program.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	October 1 to October 31, 2014	31,048	$9.41	31,048	(1)
	November 1 to November 30, 2014	-	-	-	-
	December 1 to December 31, 2014	-	-	-	-
	Total	31,048	$9.41	31,048	(1)

(1)	See above for a description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program.

In the event that CIM or any of its affiliates holds common stock in the capacity of a shareholder, any such affiliates may tender common stock for repurchase in connection with any repurchase offer we make on the same basis as any other shareholder. IIG will not tender its common stock for repurchase as long as CIM remains our investment adviser.

Distributions

We did not declare or pay any distributions during 2012. In January 2013, we began authorizing monthly distributions to our shareholders. Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to continue to authorize and declare on a monthly basis a weekly distribution amount per share of our common stock. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date we accept each shareholder’s subscription for shares of our common stock. From time to time, we may also pay interim special distributions in the form of cash or shares of common stock at the discretion of our board of directors. Each year information regarding the sources of our distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be provided to our shareholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

We elected to be treated for federal income tax purposes as a RIC, as defined under Subchapter M of the Code, beginning in 2012.

To qualify for and maintain RIC tax treatment, we must, among other things, distribute in respect of each taxable year at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our board of directors declared distributions for forty-nine and twenty-four record dates during the years ended December 31, 2014 and 2013, respectively. Declared distributions are paid monthly. The following table presents cash distributions per share that were declared during the years ended December 31, 2014 and 2013:

	Distributions
Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013 (six record dates)	$0.1769	$209
June 30, 2013 (six record dates)	0.1788	518
September 30, 2013 (six record dates)	0.1799	1,090
December 31, 2013 (six record dates)	0.1806	2,157
Total distributions for the year ended December 31, 2013	$0.7162	$3,974

Fiscal 2014
March 31, 2014 (nine record dates)	$0.1679	$3,315
June 30, 2014 (thirteen record dates)	0.1829	5,120
September 30, 2014 (fourteen record dates)	0.1969	7,396
December 31, 2014 (thirteen record dates)	0.1829	8,716
Total distributions for the year ended December 31, 2014	$0.7306	$24,547

On February 1, 2014, we changed from semi-monthly closings to weekly closings for the sale of our shares pursuant to our continuous public offering. As a result, our board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of our common stock.

On December 15, 2014, our board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on January 28, 2015 to shareholders of record on January 6, January 13, January 20, and January 27, 2015.  On January 15, 2015, our board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on February 25, 2015 to shareholders of record on February 3, February 10, February 17, and February 24, 2015.  On February 13, 2015, our board of directors declared five weekly cash distributions of $0.014067 per share, payable on April 1, 2015 to shareholders of record on March 3, March 10, March 17, March 24, and March 31, 2015. On March 13, 2015, our board of directors declared four weekly cash distributions of $0.014067 per share, payable on April 29, 2015 to shareholders of record on April 7, April 14, April 21, and April 28, 2015.

We have adopted an “opt in” distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically “opt in” to the second amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We have made and intend to make our distributions in the form of cash, out of assets legally available for such purpose, unless shareholders elect to receive their distributions in the form of additional shares of common stock pursuant to our second amended and restated distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. shareholders. We may fund our cash distributions to shareholders in the future from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG. A substantial portion of our distributions have resulted, and future distributions may result, from expense reimbursements from IIG, which are subject to repayment by us. The amount of the distribution for shareholders receiving our common stock will be equal to the fair market value of the stock received. If shareholders hold common stock in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in the form of additional common stock.

The following table reflects the sources of cash distributions on a GAAP basis that were declared during the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014			2013
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income(1)	$0.1792	$6,020	24.5%	$-	$-	-
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.4360	14,650	59.7%	0.2037	1,130	28.4%
Net gain on TRS loan sales	0.0696	2,339	9.5%	0.4251	2,359	59.4%
Net realized gain on investments	0.0458	1,538	6.3%	0.0061	34	0.9%
Distributions in excess of net investment income(2)	-	-	-	0.0813	451	11.3%
Total distributions	$0.7306	$24,547	100.0%	$0.7162	$3,974	100.0%

(1)	Distributions from net investment income includes expense support from IIG of $1,880 and $3,959 related to the years ended December 31, 2014 and 2013, respectively.
(2)

Includes adjustments made to GAAP basis net investment income to arrive at taxable income available for distributions and represents a return of capital on a GAAP basis. See Note 13 for the sources of our cash distributions on a tax basis.

Item 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2014 and 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012 is derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

			For the Period from
			January 31, 2012
	Years Ended December 31,		(Inception) through
	2014	2013	December 31, 2012
Statement of operations data:
Total investment income	$17,713	$1,863	$3
Operating expenses
Total operating expenses	12,451	5,873	117
Expense reimbursements from IIG	(1,880)	(3,959)	(117)
Recoupment of expense reimbursements from IIG	622	-	-
Net operating expenses	11,193	1,914	-
Net investment income (loss)	6,520	(51)	3
Net realized and unrealized gain on investments and total return swap	9,815	6,153	22
Net increase in net assets resulting from operations	$16,335	$6,102	$25
Weighted average shares of common stock outstanding(1)	33,630,690	5,522,797	500,338

Per share data:(1)
Net investment income (loss) (2)	$0.19	$(0.01)	$0.01
Net increase in net assets resulting from operations	$0.49	$1.10	$0.05
Distributions declared	$0.73	$0.72	$-

Balance sheet data:
Net assets at the beginning of period	$144,571	$4,487	$-
Net assets at end of period	$496,389	$144,571	$4,487
Net asset value per share of common stock at beginning of period	$9.32	$8.97	$-
Net asset value per share of common stock at end of period	$9.22	$9.32	$8.97

Other data:
Distributions declared	$24,547	$3,974	$-
Total investment return - net asset value(3)	6.92%	11.96%	(0.35%)
Number of investments at period end	59	42	2
Total portfolio investment purchases during the period(4)	$403,742	$94,332	$1,973
Total portfolio investment sales and prepayments during the period(4)	$144,492	$4,335	$3

(1)

The per share data was derived by using the weighted average shares of common stock outstanding for the years ended December 31, 2014 and 2013 and from the commencement of operations on December 17, 2012 through December 31, 2012, respectively.

(2)

Net investment income (loss) per share includes the expense reimbursements from IIG of $0.06 and $0.72 per share for the years ended December 31, 2014 and 2013, respectively, and expense recoupments of $0.02 per share for the year ended December 31, 2014. For the period from January 31, 2012 (Inception) through December 31, 2012, net investment income per share includes the expense reimbursements from IIG of $0.23 per share.

(3)

Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with our distribution reinvestment plan and second amended and restated distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan and second amended and restated distribution reinvestment plan are issued at 95% (from January 1, 2013 through September 30, 2013) and 90% (from October 1, 2013 through December 31, 2014) of the then public offering price on the date of purchase, respectively. The total investment return-net asset value for the period from January 31, 2012 (Inception) through December 31, 2012 was calculated by taking the difference between (i) the net asset value per share as of December 31, 2012 and (ii) the net asset value per share on the day we commenced operations (December 17, 2012), and dividing such difference by the net asset value per share on the day we commenced operations. The total investment return-net asset value does not consider the effect of the sales load from the sale of our common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full period are not annualized.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on August 9, 2011 and commenced operations on December 17, 2012 upon raising proceeds of $2,500 from persons not affiliated with us, CIM or Apollo. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We elected to be treated for federal income tax purposes as a RIC, as defined under Subchapter M of the Code.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. Our portfolio is comprised primarily of investments in senior secured loans, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities and long-term subordinated loans, referred to as mezzanine loans, of private and thinly traded U.S. middle-market companies. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities. However, such investments are not expected to comprise a significant portion of our portfolio.

We are managed by CIM, our affiliate and a registered investment adviser. CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. We and CIM have engaged AIM to act as our investment sub-adviser. On October 31, 2014, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM and the investment sub-advisory agreement with AIM, each for a period of twelve months commencing December 17, 2014.

We seek to meet our investment objective by utilizing the experienced management teams of both CIM and AIM, which includes their access to the relationships and human capital of Apollo, IIG and ICON Capital, in sourcing, evaluating and structuring transactions. We focus primarily on the senior secured debt of private and thinly-traded U.S. middle-market companies, which we define as companies that generally possess annual EBITDA of $50 million or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

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

Portfolio Investment Activity for the Years Ended December 31, 2014 and 2013

The following table summarizes our investment activity, excluding short term investments, for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014			2013
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured term loans - first lien	$104,625	$534,090	$638,715	$63,198	$240,265	$303,463
Senior secured term loans - second lien	269,039	83,615	352,654	22,388	23,595	45,983
Collateralized securities and structured products	29,235	-	29,235	8,746	-	8,746
Subordinated unsecured term loans	843	-	843	-	1,924	1,924
Sales and principal repayments	(144,492)	(336,265)	(480,757)	(4,335)	(121,597)	(125,932)
Net portfolio activity	$259,250	$281,440	$540,690	$89,997	$144,187	$234,184

The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of December 31, 2014 and 2013:

	December 31, 2014
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Senior secured term loans - first lien	$69,239	$69,204	19.7%	$378,894	$377,391	88.3%	$448,133	$446,595	57.3%
Senior secured term loans - second lien	245,894	245,258	69.8%	53,085	50,179	11.7%	298,979	295,437	37.9%
Collateralized securities and structured products	38,081	37,102	10.5%	-	-	-	38,081	37,102	4.8%
Subtotal/total percentage	353,214	351,564	100.0%	431,979	427,570	100.0%	785,193	779,134	100.0%
Short term investments(2)	10,350	10,350		-	-		10,350	10,350
Total investments	$363,564	$361,914		$431,979	$427,570		$795,543	$789,484

Number of portfolio companies			56			65			104(3)
Average annual EBITDA of portfolio companies		$62.9 million			$118.1 million			$94.8 million
Median annual EBITDA of portfolio companies		$53.2 million			$65.0 million			$60.1 million
Purchased at a weighted average price of par			98.09%			99.01%			98.59%
Gross annual portfolio yield based upon the purchase price(4)			9.23%			6.87%(5)			7.93%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(3)

The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 17 portfolio companies being in both the investment and TRS portfolios.

(4)	The portfolio yield does not represent an actual investment return to shareholders.
(5)	The portfolio yield for underlying TRS loans is determined without giving consideration to leverage.

	December 31, 2013
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured term loans - first lien	$61,096	$61,787	66.4%	$128,420	$129,609	86.6%	$189,516	$191,396	78.8%
Senior secured term loans - second lien	22,189	22,552	24.2%	19,780	20,140	13.4%	41,969	42,692	17.6%
Collateralized securities and structured products	8,746	8,796	9.4%	-	-	-	8,746	8,796	3.6%
Subtotal/total percentage	92,031	93,135	100.0%	148,200	149,749	100.0%	240,231	242,884	100.0%
Short term investments(2)	11,384	11,384		-	-		11,384	11,384
Total investments	$103,415	$104,519		$148,200	$149,749		$251,615	$254,268

Number of portfolio companies			39			62			91(3)
Average annual EBITDA of portfolio companies		$55.9 million			$157.0 million			$120.2 million
Median annual EBITDA of portfolio companies		$47.7 million			$102.7 million			$72.9 million
Purchased at a weighted average price of par			98.57%			99.09%			98.89%
Gross annual portfolio yield based upon the purchase price(4)			7.86%			6.71%(5)			7.15%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(3)

The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 10 portfolio companies being in both the investment and TRS portfolios.

(4)	The portfolio yield does not represent an actual investment return to shareholders.
(5)	The portfolio yield for underlying TRS loans is determined without giving consideration to leverage.

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio by the type of interest rate as of December 31, 2014 and 2013, excluding short term investments of $10,350 and $11,384, respectively:

	December 31, 2014
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$346,115	$344,067	97.9%	$431,979	$427,570	100.0%	$778,094	$771,637	99.0%
Fixed interest rate investments	7,099	7,497	2.1%	-	-	-	7,099	7,497	1.0%
Total investments	$353,214	$351,564	100.0%	$431,979	$427,570	100.0%	$785,193	$779,134	100.0%

	December 31, 2013
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$92,031	$93,135	100.0%	$148,200	$149,749	100.0%	$240,231	$242,884	100.0%
Fixed interest rate investments	-	-	-	-	-	-	-	-	-
Total investments	$92,031	$93,135	100.0%	$148,200	$149,749	100.0%	$240,231	$242,884	100.0%

The following table shows the composition of our investment portfolio and our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of December 31, 2014 and 2013:

	December 31, 2014
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$89,123	25.4%	$70,280	16.4%	$159,403	20.4%
High Tech Industries	45,737	13.0%	36,029	8.4%	81,766	10.5%
Healthcare & Pharmaceuticals	10,203	2.9%	49,917	11.7%	60,120	7.7%
Beverage, Food & Tobacco	42,962	12.2%	-	-	42,962	5.5%
Banking, Finance, Insurance & Real Estate	7,867	2.2%	31,955	7.5%	39,822	5.1%
Diversified Financials	37,102	10.6%	-	-	37,102	4.8%
Construction & Building	3,626	1.0%	31,483	7.4%	35,109	4.5%
Chemicals, Plastics & Rubber	9,107	2.6%	24,303	5.7%	33,410	4.3%
Hotel, Gaming & Leisure	19,703	5.6%	12,606	3.0%	32,309	4.1%
Consumer Goods: Durable	-	-	31,979	7.5%	31,979	4.1%
Media: Advertising, Printing & Publishing	20,235	5.8%	7,001	1.6%	27,236	3.5%
Automotive	14,123	4.0%	11,939	2.8%	26,062	3.3%
Retail	-	-	25,421	6.0%	25,421	3.3%
Containers, Packaging & Glass	9,800	2.8%	8,329	1.9%	18,129	2.3%
Services: Consumer	792	0.2%	17,023	4.0%	17,815	2.3%
Media: Diversified & Production	6,298	1.8%	10,239	2.4%	16,537	2.1%
Telecommunications	13,813	3.9%	988	0.2%	14,801	1.9%
Media: Broadcasting & Subscription	2,077	0.6%	10,965	2.6%	13,042	1.7%
Consumer Goods: Non-Durable	1,571	0.4%	11,379	2.7%	12,950	1.7%
Aerospace & Defense	1,370	0.4%	10,014	2.3%	11,384	1.5%
Forest Products & Paper	-	-	10,867	2.5%	10,867	1.4%
Capital Equipment	3,896	1.1%	6,168	1.4%	10,064	1.3%
Energy: Oil & Gas	1,377	0.4%	8,685	2.0%	10,062	1.3%
Energy: Electricity	5,932	1.7%	-	-	5,932	0.8%
Environmental Industries	4,850	1.4%	-	-	4,850	0.6%
Subtotal/total percentage	351,564	100.0%	427,570	100.0%	779,134	100.0%
U.S. Treasury Securities	10,350		-		10,350
Total investments	$361,914		$427,570		$789,484

	December 31, 2013
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Healthcare & Pharmaceuticals	$8,968	9.6%	$28,521	19.0%	$37,489	15.4%
Services: Business	15,755	16.9%	21,711	14.5%	37,466	15.4%
Chemicals, Plastics & Rubber	6,798	7.3%	12,767	8.5%	19,565	8.1%
Consumer Goods: Non-Durable	9,527	10.2%	8,353	5.7%	17,880	7.5%
Banking, Finance, Insurance & Real Estate	2,427	2.6%	15,400	10.3%	17,827	7.3%
Media: Broadcasting & Subscription	3,545	3.8%	9,715	6.5%	13,260	5.5%
Energy: Oil & Gas	3,629	3.9%	6,286	4.2%	9,915	4.1%
Telecommunications	3,973	4.3%	5,502	3.7%	9,475	3.9%
Diversified Financials	8,796	9.4%	-	-	8,796	3.6%
Beverage, Food & Tobacco	-	-	8,599	5.7%	8,599	3.5%
Aerospace & Defense	1,464	1.6%	6,796	4.5%	8,260	3.4%
Services: Consumer	5,628	6.0%	1,965	1.3%	7,593	3.1%
Automotive	7,473	8.0%	-	-	7,473	3.1%
High Tech Industries	2,876	3.1%	4,353	2.9%	7,229	3.0%
Retail	-	-	6,662	4.4%	6,662	2.7%
Containers, Packaging & Glass	1,500	1.6%	4,488	3.0%	5,988	2.5%
Environmental Industries	1,910	2.1%	3,555	2.4%	5,465	2.2%
Hotel, Gaming & Leisure	515	0.6%	4,337	2.9%	4,852	2.0%
Construction & Building	3,416	3.7%	-	-	3,416	1.4%
Capital Equipment	3,015	3.2%	-	-	3,015	1.2%
Media: Diversified & Production	1,920	2.1%	-	-	1,920	0.8%
Forest Products & Paper	-	-	739	0.5%	739	0.3%
Subtotal/total percentage	93,135	100.0%	149,749	100.0%	242,884	100.0%
U.S. Treasury Securities	11,384		-		11,384
Total investments	$104,519		$149,749		$254,268

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

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2014 and 2013, our unfunded commitments amounted to $23,112 and $2,451, respectively. As of March 25, 2015, our unfunded commitments amounted to $15,452. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2014 and 2013, excluding short term investments of $10,350 and $11,384, respectively:

	December 31, 2014
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	342,922	97.5%	405,522	94.8%	748,444	96.1%
3	8,642	2.5%	19,087	4.5%	27,729	3.5%
4	-	-	2,961	0.7%	2,961	0.4%
5	-	-	-	-	-	-
	$351,564	100.0%	$427,570	100.0%	$779,134	100.0%

December 31, 2013
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	93,135	100.0%	149,749	100.0%	242,884	100.0%
3	-	-	-	-	-	-
4	-	-	-	-	-	-
5	-	-	-	-	-	-
	$93,135	100.0%	$149,749	100.0%	$242,884	100.0%

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

Current Investment Portfolio

As of March 25, 2015, our investment portfolio, excluding our short term investments and TRS, consisted of interests in 62 portfolio companies (18% in first lien senior secured term loans, 70% in second lien senior secured term loans, 1% in corporate bonds and 11% in collateralized securities and structured products (comprised of 7% invested in the rated debt portion and 4% invested in the equity portion of such securities and products)) with a total fair value of $423,638 with an average and median portfolio company annual EBITDA of $66.3 million and $57.6 million, respectively, at initial investment. As of March 25, 2015, investments in our portfolio, excluding our short term investments and TRS, were purchased at a weighted average price of 97.71% of par value. Our estimated gross annual portfolio yield was 9.27% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent an actual investment return to shareholders. For the year ended December 31, 2014, our total return-net asset value was 6.92%. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 12 of our consolidated financial statements.

As of March 25, 2015, our short term investments included an investment in a U.S. Treasury Obligations Fund of $24,150.

Further, as of March 25, 2015, through a TRS (described further in Note 7 of our consolidated financial statements), we obtained the economic benefit of owning investments in first lien senior secured and second lien senior secured floating-rate loans of 84 portfolio companies.

Results of Operations for the Years Ended December 31, 2014 and 2013

Our results of operations for the years ended December 31, 2014 and 2013 were as follows:

	Years Ended December 31,
	2014	2013
Investment income	$17,713	$1,863
Net operating expenses	11,193	1,914
Net investment income (loss)	6,520	(51)
Net realized gain on investments	1,538	34
Net change in unrealized (depreciation) appreciation on investments	(2,754)	1,094
Net realized gain on total return swap	16,989	3,489
Net change in unrealized (depreciation) appreciation on total return swap	(5,958)	1,536
Net increase in net assets resulting from operations	$16,335	$6,102

Investment Income

For the years ended December 31, 2014 and 2013, we generated investment income of $17,713 and $1,863, respectively, consisting primarily of interest income on investments in senior secured loans, collateralized securities and structured products of 91 and 43 portfolio companies held during each respective period. During the years ended December 31, 2014 and 2013, our investment portfolio, excluding short term investments and the TRS, increased $258,429 and $91,155, respectively, as we continued to deploy the net proceeds from our continuous offering. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our continuous offering. As a result, we believe that reported investment income for the years ended December 31, 2014 and 2013 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2014 and 2013 was as follows:

	Years Ended December 31,
	2014	2013
Management fees	$6,132	$923
Administrative services expense	1,792	1,159
Capital gains incentive fee	(757)	753
Offering, organizational and other costs - IIG	1,012	-
General and administrative	4,272	3,038
Total expenses	12,451	5,873
Expense reimbursements from IIG	(1,880)	(3,959)
Recoupment of expense reimbursements from IIG	622	-
Net operating expenses	$11,193	$1,914

The composition of our general and administrative expenses for the years ended December 31, 2014 and 2013 was as follows:

	Years Ended December 31,
	2014	2013
Due diligence fees	$967	$607
Professional fees expense	849	859
Transfer agent expense	627	173
Marketing expense	519	592
Insurance expense	235	212
Dues and subscriptions	230	138
Director fees and expenses	162	57
Printing and mailing expense	162	158
Filing fees	113	105
Other expenses	408	137
Total general and administrative expense	$4,272	$3,038

Expense Reimbursements

Our affiliate, IIG, agreed to reimburse us commencing with the quarter ended December 31, 2012 for certain expenses pursuant to the expense support and conditional reimbursement agreement. Refer to the discussion under “Related Party Transactions” below for further details about the expense support and conditional reimbursement agreement. Also, see Note 4 to our consolidated financial statements for additional disclosure regarding the expense reimbursements from IIG.

For the year ended December 31, 2014, we received expense reimbursements from IIG of $1,880 and IIG recouped $622 of expense reimbursements made during the period from January 31, 2012 (Inception) through December 31, 2012 and the year ended December 31, 2013 in connection with the expense support and conditional reimbursement agreement.  For the year ended December 31, 2013, we received expense reimbursements from IIG of $3,959.

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

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$117	$117	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819	505	314	2.75%	7.00%	March 31, 2016
June 30, 2013	1,148	-	1,148	1.43%	7.00%	June 30, 2016
September 30, 2013	1,297	-	1,297	0.49%	7.00%	September 30, 2016
December 31, 2013	695	-	695	0.31%	7.00%	December 31, 2016
March 31, 2014	1,049	-	1,049	0.27%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.31%	7.00%	June 30, 2017
September 30, 2014	-	-	-	0.13%	7.00%	September 30, 2017
December 31, 2014	831	-	831	0.15%	7.00%	December 31, 2017
Total	$5,956	$622	$5,334

(1)

Operating expenses include all expenses borne by us, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense.

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

Net Investment Income (Loss)

Our net investment income (loss) totaled $6,520 and ($51) for the years ended December 31, 2014 and 2013, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale.

Net Realized Gain on Investments

Our net realized gain on investments totaled $1,538 and $34 for the years ended December 31, 2014 and 2013, respectively. The increase in net realized gain on investments was primarily due to an increase in sales and paydown activity during the year ended December 31, 2014 compared to the year ended December 31, 2013. During the year ended December 31, 2014, we received sale proceeds and principal repayments of $94,182 and $50,310, respectively. During the year ended December 31, 2013, we received sale proceeds and principal repayments of $2,177 and $2,158, respectively.

Net Change in Unrealized (Depreciation) Appreciation on Investments

The net change in unrealized (depreciation) appreciation on our investments totaled ($2,754) and $1,094 for the years ended December 31, 2014 and 2013, respectively. This change was driven primarily by a widening of credit spreads during the year ended December 31, 2014 compared to a tightening of credit spreads during the year ended December 31, 2013.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $16,989 and $3,489 for the years ended December 31, 2014 and 2013, respectively. The components of net realized gain on the TRS are summarized below for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Interest and other income from TRS portfolio	$19,081	$3,130
Interest and other expense from TRS portfolio	(4,431)	(771)
Net gain on TRS loan sales	2,339	1,130
Total	$16,989	$3,489

Net Change in Unrealized (Depreciation) Appreciation on TRS

The net change in unrealized (depreciation) appreciation on the TRS totaled ($5,958) and $1,536 for the years ended December 31, 2014 and 2013, respectively. This change was driven primarily by a widening of credit spreads during the year ended December 31, 2014 compared to a tightening of credit spreads during the year ended December 31, 2013

Net Increase in Net Assets Resulting from Operations

For the years ended December 31, 2014 and 2013, we recorded a net increase in net assets resulting from operations of $16,335 and $6,102, respectively.

Results of Operations for the Year Ended December 31, 2013 and for the Period from January 31, 2012 (Inception) through December 31, 2012

Our results of operations for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012 were as follows:

	Year Ended December 31, 2013	For the period from January 31, 2012 (Inception) through December 31, 2012
Investment income	$1,863	$3
Net operating expenses	1,914	-
Net investment (loss) income	(51)	3
Net realized gain on investments	34	-
Net change in unrealized appreciation on investments	1,094	10
Net realized gain on total return swap	3,489	-
Net change in unrealized appreciation on total return swap	1,536	12
Net increase in net assets resulting from operations	$6,102	$25

Investment Income

For the year ended December 31, 2013, we generated investment income of $1,863, consisting primarily of interest income on investments in senior secured loans and collateralized securities of 43 portfolio companies held during the period. Our investment portfolio, excluding short term investments and the TRS, increased approximately $91,155 during the year ended December 31, 2013, as we continued to deploy the net proceeds from our continuous offering. From the Commencement of Operations through December 31, 2012, we engaged in limited operations and generated limited investment income of $3, which was attributable to investments of $1,973 in two portfolio companies. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our continuous offering. As a result, we believe that reported investment income for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012 was as follows:

	Year Ended December 31, 2013	For the period from January 31, 2012 (Inception) through December 31, 2012
Management fees	$923	$2
Administrative services expense	1,159	39
Capital gains incentive fee	753	4
Offering, organizational and other costs - IIG	-	-
General and administrative	3,038	72
Total expenses	5,873	117
Expense reimbursements from IIG	(3,959)	(117)
Net operating expenses	$1,914	$-

The composition of our general and administrative expenses for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012 was as follows:

	Year Ended December 31, 2013	For the period from January 31, 2012 (Inception) through December 31, 2012
Professional fees expense	$859	$33
Due diligence fees	607	2
Marketing expense	592	-
Insurance expense	212	9
Transfer agent expense	173	3
Printing and mailing expense	158	4
Dues and subscriptions	138	1
Filing fees	105	-
Director fees and expenses	57	1
Other expenses	137	19
Total general and administrative expense	$3,038	$72

Expense Reimbursements

For the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, we recorded $3,959 and $117 of expense reimbursements from IIG in connection with the expense support and conditional reimbursement agreement, respectively.

Refer to section “Results of Operations for the Years Ended December 31, 2014 and 2013 – Expense Reimbursements” above for further details on our expense reimbursements with IIG.

Net Investment (Loss) Income

Our net investment (loss) income totaled ($51) and $3 for the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, respectively. The net investment loss for the year ended December 31, 2013, compared to the net investment income during the period from January 31, 2012 (Inception) through December 31, 2012, was primarily due to higher operating expenses incurred in 2013 due to our accelerated growth, partially offset by an increase in investment income and expense support from IIG.

Net Realized Gain on Investments

For the year ended December 31, 2013, we received sale proceeds and principal repayments of $2,177 and $2,158, respectively, from which we recorded net realized gains from investments of $34. Net realized gains on investments for the period from January 31, 2012 (Inception) through December 31, 2012 were immaterial.

Net Change in Unrealized Appreciation on Investments

For the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, the net change in unrealized appreciation on our investments totaled $1,094 and $10, respectively. This change was primarily due to the growth and increase in the fair value of the investments in our investment portfolio.

Net Realized Gain on TRS

For the year ended December 31, 2013, we recorded net realized gains on the TRS of $3,489. The realized gains were primarily due to interest income and fees, net of expenses, of $2,359. Net realized gains on the TRS for the period from January 31, 2012 (Inception) through December 31, 2012 were immaterial.

Net Change in Unrealized Appreciation on TRS

For the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, the net change in unrealized appreciation on the TRS totaled $1,536 and $12, respectively. This change was primarily due to the growth and increase in the fair value of the underlying loans subject to the TRS.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, we recorded a net increase in net assets resulting from operations of $6,102 and $25, respectively.

 Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $9.22 and $9.32 on December 31, 2014 and 2013, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.7306 per share during the year ended December 31, 2014, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 6.92% for shareholders who held our shares over the entire twelve-month period ended December 31, 2014.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 9.04% and a cumulative total return of 19.32% (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 3.55% and a cumulative total return of 7.39%. Over the same time period the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, and the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, registered cumulative total returns of approximately 7.82% and 10.29%, respectively, in the period from December 17, 2012 to December 31,  2014.

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

As of December 31, 2014, we sold 53,818,629 shares for gross proceeds of $551,127 at an average price per share of $10.24. The gross proceeds received include reinvested shareholder distributions of $15,540, for which we issued 1,651,797 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $485, for which we repurchased 51,540 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through December 31, 2014, sales commissions and dealer manager fees related to the sale of our common stock were $32,079 and $15,601, respectively.

As of March 25, 2015, we sold 64,704,561 shares of common stock for gross proceeds of $663,493 at an average price per share of $10.25. The gross proceeds received include reinvested shareholder distributions of $18,950, for which we issued 2,014,344 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $945, for which we repurchased 100,487 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through March 25, 2015, sales commissions and dealer manager fees related to the sale of our common stock were $38,822 and $18,843, respectively.

The net proceeds from our continuous offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of December 31, 2014 and 2013, we had $10,350 and $11,384 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Total Return Swap

For a detailed discussion of our TRS, refer to Note 7 to our consolidated financial statements included in this report.

RIC Status and Distributions

Our total investment portfolio includes loans and other securities on our consolidated balance sheets and loans underlying the TRS. Accordingly, we treat net interest and other income earned on all investments, including the loans underlying the TRS, as a component of investment company taxable income when determining our sources of distributions. The sources of our distributions for the years ended December 31, 2014 and 2013 were as follows:

	Years Ended December 31,
	2014				2013
	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage
Net investment income(1)	$6,020	$14,650	$20,670	84.2%	$-	$1,130	$1,130	28.4%
Net gain on loan sales	1,538	2,339	3,877	15.8%	34	2,359	2,393	60.2%
Distributions in excess of net investment income(2)	-	-	-	-	451	-	451	11.4%
Total	$7,558	$16,989	$24,547	100.0%	$485	$3,489	$3,974	100.0%

(1)	Distributions from net investment income includes expense support from IIG of $1,880 and $3,959 related to the years ended December 31, 2014 and 2013, respectively.
(2)

Includes adjustments made to GAAP basis net investment income to arrive at taxable income available for distributions and represents a return of capital on a GAAP basis. See Note 13 for the sources of our cash distributions on a tax basis.

For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, to our consolidated financial statements included in this report.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standard Board issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the criteria for determining which entities are considered variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating the impact ASU 2015-02 will have on our consolidated financial statements and/or disclosures.

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

Valuation Methods

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

For an additional discussion of our investment valuation process, refer to Note 2 to our consolidated financial statements included in this report.

Related Party Transactions

For the years ended December 31, 2014 and 2013 and for the period from January 31, 2012 (Inception) to December 31, 2012, we incurred fees and other expenses related to CIM and its affiliates as follows:

					For the Period from January 31, 2012 (Inception) to December 31, 2012(5)

			Years Ended December 31,
Entity	Capacity	Description	2014(3)	2013(4)
ICON Securities	Dealer manager	Dealer manager fees(1)	$11,172	$4,386	$43
CIM	Investment adviser	Management fees(2)	6,132	923	2
CIM	Investment adviser	Incentive fees(2)	(757)	753	4
ICON Capital	Administrative services provider	Administrative services expense(2)	1,792	1,159	39
IIG	Sponsor	Reimbursement of offering, organizational and other costs(2)	1,012	-	-
IIG	Sponsor	Recoupment of expense support(2)	622	-	-
			$19,973	$7,221	$88

(1)	Amounts charged directly to equity.
(2)	Amounts charged directly to operations.
(3)

For the year ended December 31, 2014, IIG provided expense support of $1,880 pursuant to the expense support and conditional reimbursement agreement.  Of this amount, $2,106 related to management fees, $1 related to administrative services expense and ($227) related to the reversal of expense support previously applied to incentive fees.

(4)

For the year ended December 31, 2013, all management fees, $983 of administrative services expense, and $223 of incentive fees were supported pursuant to the expense support and conditional reimbursement agreement.

(5)

For the period from January 31, 2012 (Inception) to December 31, 2012, all management fees, administrative services expense, and incentive fees were supported pursuant to the expense support and conditional reimbursement agreement.

For an additional discussion of our relationship with ICON Securities, CIM, ICON Capital, and IIG and amounts incurred under agreements with such related parties, refer to Note 4 to our consolidated financial statements included in this report.

Contractual Obligations

On December 17, 2012, Flatiron entered into a TRS with Citibank. Flatiron and Citibank have amended the TRS on numerous occasions including the most recent eighth amendment on March 4, 2015. See Note 7 to our consolidated financial statements for a more detailed description of the TRS.

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

Our investment portfolio may contain debt investments that are in the form of lines of credit, revolving credit facilities, or other unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreement. As of December 31, 2014 and 2013, our commitments and contingencies were as follows:

Unfunded Commitments(1)	December 31, 2014	December 31, 2013
Dollar Tree, Inc.(2)	$15,000	$-
ECI Acquisition Holdings, Inc.	1,724	2,451
Studio Movie Grill Holdings, LLC	6,388	-
Total	$23,112	$2,451

(1)

As of December 31, 2014, the funding criteria for these unfunded commitments had not been met. As of March 25, 2015, our unfunded commitments were to portfolio companies ECI Acquisition Holdings, Inc. and Studio Movie Grill Holdings, LLC in the amount of $1,207 and $4,245, respectively, and an unfunded commitment to SS&C Technologies, Inc. in the amount of $10,000.

(2)

Such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.  Subsequent to December 31, 2014, this unfunded commitment was terminated.

Unfunded commitments to provide funds to companies are not recorded on our consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. We believe we maintain sufficient liquidity in the form of cash on hand, short-term investments and other liquid assets to fund these unfunded commitments should the need arise.  For information on the companies to which we are committed to fund additional amounts as of December 31, 2014 and 2013, refer to the table above and the consolidated schedule of investments included in this report.

The Staff of the Division of Investment Management has recently informed us that it views our unfunded commitments as senior securities under the 1940 Act.  We are reviewing the Staff’s position and its impact on our operations and business objectives and will continue to engage the Staff in discussions as to the appropriate treatment of our unfunded commitments.  During the course of our review, analysis and discussions, we intend to comply with the Staff’s position by including unfunded commitments as a senior security in the asset coverage test or by segregating or setting aside liquid assets or engaging in other SEC or Staff-approved measures to “cover” our unfunded commitments in an amount required to comply with the 1940 Act.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements except for those discussed in “Financial Condition, Liquidity and Capital Resources - Total Return Swap” and “Commitments and Contingencies and Off-Balance Sheet Arrangements - Commitments and Contingencies” above.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2014, 99.0% of our portfolio investments and underlying loans subject to the TRS, except for our short term investments, paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

Under the terms of the TRS with Citibank, we pay fees to Citibank at a floating rate based on LIBOR (and some cases prime rate) in exchange for the right to receive the economic benefit of a pool of loans. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio and TRS Agreement in effect as of December 31, 2014:

Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 23 basis points	$912	1.7%
Current base interest rate	-	-
Up 100 basis points	(2,556)	(4.9%)
Up 200 basis points	854	1.6%
Up 300 basis points	4,320	8.2%

(1) Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities) plus 1.35% per year on the full notional amount of the loans subject to the TRS. As of December 31, 2014, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments” and Note 2 to our consolidated financial statements included in this report.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CĪON Investment Corporation

We have audited the accompanying consolidated balance sheets of CĪON Investment Corporation (the Company), including the consolidated schedule of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2014 and 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2014 and 2013, by correspondence with the custodian and others, or by other appropriate auditing procedures where replies from others were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CĪON Investment Corporation at December 31, 2014 and 2013, the results of its operations, changes in its net assets, and its cash flows for the years ended December 31, 2014 and 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

                                                                                                      /s/ Ernst & Young LLP

New York, New York

March 26, 2015

CĪON Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2014	2013

Assets

Investments, at fair value (amortized cost of $363,564 and $103,415, respectively)	$361,914	$104,519
Cash	9,474	450
Due from counterparty(1)	128,388	40,704
Reimbursements from IIG, net(2)	-	545
Receivable for common stock purchased	1,459	-
Interest receivable on investments	2,184	415
Receivable due on investments sold	-	535
Unrealized appreciation on total return swap(1)	-	1,549
Receivable due on total return swap(1)	4,557	1,802
Prepaid expenses and other assets	125	99
Total assets	$508,101	$150,618

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$4,106	$3,462
Shareholders' distributions payable(3)	-	896
Accounts payable and accrued expenses	515	609
Commissions payable for common stock purchased ($218 to ICON Securities, LLC)	597	-
Accrued management fees	1,031	-
Accrued administrative services expense	570	-
Due to IIG - offering, organizational and other costs(4)	484	550
Unrealized depreciation on total return swap(1)	4,409	-
Accrued capital gains incentive fee(5)	-	530
Total liabilities	11,712	6,047

Commitments and contingencies (Note 4 and Note 10)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
53,818,629 and 15,510,178 shares issued and outstanding, respectively	54	16
Capital in excess of par value	502,394	142,402
Distributions in excess of net investment income	-	(500)
Accumulated net unrealized (depreciation) appreciation on investments	(1,650)	1,104
Accumulated net unrealized (depreciation) appreciation on total return swap(1)	(4,409)	1,549
Total shareholders' equity	496,389	144,571

Total liabilities and shareholders' equity	$508,101	$150,618

Net asset value per share of common stock at end of period	$9.22	$9.32

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2) See Note 4 for a discussion of expense reimbursements from ICON Investment Group, LLC, or IIG, and recoupment of expense reimbursements.
(3) See Note 5 for a discussion of the sources of distributions paid by the Company.
(4) See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by IIG and its affiliates.
(5) See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,		For the Period from January 31, 2012 (Inception) through
	2014	2013	December 31, 2012
Investment income
Interest income	$17,314	$1,863	$3
Fee and other income	399	-	-
Total investment income	17,713	1,863	3

Operating expenses
Management fees	6,132	923	2
Administrative services expense	1,792	1,159	39
Capital gains incentive fee(1)	(757)	753	4
Offering, organizational and other costs - IIG(2)	1,012	-	-
General and administrative(3)	4,272	3,038	72
Total operating expenses	12,451	5,873	117
Expense reimbursements from IIG(4)	(1,880)	(3,959)	(117)
Recoupment of expense reimbursements from IIG(4)	622	-	-
Net operating expenses	11,193	1,914	-
Net investment income (loss)	6,520	(51)	3

Realized and unrealized gains
Net realized gain on investments	1,538	34	-
Net change in unrealized (depreciation) appreciation on investments	(2,754)	1,094	10
Net realized gain on total return swap(5)	16,989	3,489	-
Net change in unrealized (depreciation) appreciation on total return swap(5)	(5,958)	1,536	12
Total net realized and unrealized gains	9,815	6,153	22

Net increase in net assets resulting from operations	$16,335	$6,102	$25

Per share information—basic and diluted

Net increase in net assets per share resulting from operations	$0.49	$1.10	$0.05

Weighted average shares of common stock outstanding	33,630,690	5,522,797	500,338

(1) See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(2) See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by IIG and its affiliates.
(3) See Note 9 for details of the Company's general and administrative expenses.
(4) See Note 4 for a discussion of expense reimbursements from IIG and recoupment of expense reimbursements.
(5) See Note 7 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Years Ended December 31,		For the Period from January 31, 2012 (Inception) through
	2014	2013	December 31, 2012
Changes in net assets from operations:
Net investment income (loss)	$6,520	$(51)	$3
Net realized gain on investments	1,538	34	-
Net change in unrealized (depreciation) appreciation on investments	(2,754)	1,094	10
Net realized gain on total return swap(1)	16,989	3,489	-
Net change in unrealized (depreciation) appreciation on total return swap(1)	(5,958)	1,536	12
Net increase in net assets resulting from operations	16,335	6,102	25
Changes in net assets from shareholders` distributions:(2)
Net investment income	(6,020)	-	-
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(14,650)	(1,130)	-
Net gain on TRS loan sales	(2,339)	(2,359)	-
Net realized gain on investments	(1,538)	(34)	-
Distributions in excess of net investment income	-	(451)	-
Net decrease in net assets from shareholders' distributions	(24,547)	(3,974)	-
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $33,965, $13,578, and $136, respectively	346,518	137,372	4,503
Reinvestment of shareholder distributions	13,997	1,543	-
Repurchase of common stock	(485)	-	-
Amortization of deferred offering expenses	-	(959)	(41)
Net increase in net assets resulting from capital share transactions	360,030	137,956	4,462

Total increase in net assets	351,818	140,084	4,487
Net assets at beginning of period	144,571	4,487	-
Net assets at end of period	$496,389	$144,571	$4,487

Net asset value per share of common stock at end of period	$9.22	$9.32	$8.97
Shares of common stock outstanding at end of period	53,818,629	15,510,178	500,338

Undistributed (distributions in excess of) net investment income at end of period	$-	$(500)	$3

(1) See Note 7 for a discussion of the Company’s total return swap agreement.

(2) This table presents changes in net assets from shareholders` distributions on a GAAP basis.  See Note 5 for a discussion of the sources of distributions paid by the Company and Note 13 for the sources of the Company's cash distributions on a tax basis.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

			For the Period from
			January 31, 2012
	Years Ended December 31,		(Inception) through
	2014	2013	December 31, 2012
Operating activities:
Net increase in net assets resulting from operations	$16,335	$6,102	$25
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(395)	(30)	-
Proceeds from principal repayment of investments	50,310	2,158	3
Purchase of investments	(403,742)	(94,332)	(1,973)
Decrease (increase) in short term investments, net	1,034	(9,566)	(1,818)
Proceeds from sale of investments	94,182	2,177	-
Net realized gain on investments	(1,538)	(34)	-
Net unrealized depreciation (appreciation) on investments	2,754	(1,094)	(10)
Net unrealized depreciation (appreciation) on total return swap(1)	5,958	(1,536)	(12)
Increase in due from counterparty	(87,684)	(39,975)	(729)
Decrease (increase) in reimbursements from IIG, net(2)	545	(519)	(26)
(Increase) decrease in prepaid expenses and other assets	(26)	7	(106)
Increase in interest receivable on investments	(1,769)	(415)	-
Decrease (increase) in receivable due on investments sold	535	(535)	-
Increase in receivable due on total return swap(1)	(2,755)	(1,802)	-
Increase in payable for investments purchased	644	2,472	990
(Decrease) increase in accounts payable and accrued expenses	(94)	552	130
Increase in accrued management fees	1,031	-	-
Increase in accrued administrative services expense	570	-	-
(Decrease) increase in due to IIG - offering, organizational and other costs(3)	(66)	550	-
(Decrease) increase in accrued capital gains incentive fee on unrealized appreciation	(530)	530	-
Net cash used in operating activities	(324,701)	(135,290)	(3,526)

Financing activities:
Gross proceeds from issuance of common stock	379,024	150,950	3,639
Commissions and dealer manager fees paid	(33,368)	(13,601)	(113)
Repurchase of common stock	(485)	-	-
Shareholders' distributions paid(4)	(11,446)	(1,536)	-
Repayment of financing arrangement	-	(73)	-
Net cash provided by financing activities	333,725	135,740	3,526

Net increase in cash	9,024	450	-
Cash, beginning of period	450	-	-
Cash, end of period	$9,474	$450	$-

Supplemental non-cash financing activities:
Deferred offering expenses charged to shareholders' equity	$-	$959	$41
Reinvestment of shareholders' distributions	$13,997	$1,543	$-
Shareholders' distributions payable	$-	$896	$-

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2)	See Note 4 for a discussion of expense reimbursements from IIG and recoupment of expense reimbursements.
(3)	See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by IIG and its affiliates.
(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2014

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Senior Secured First Lien Term Loans - 13.9%
Accruent, LLC, L+625, 1.00% LIBOR Floor, 11/25/2019	3 Month LIBOR	High Tech Industries	$2,993	$2,986	$2,993
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019(d)	3 Month LIBOR	High Tech Industries	8,214	8,170	8,214
F+W Media, Inc., L+650, 1.25% LIBOR Floor, 6/30/2019	3 Month LIBOR	Media: Diversified & Production	6,443	6,220	6,298
Ignite Restaurant Group, Inc., L+700, 1.00% LIBOR Floor, 2/13/2019	3 Month LIBOR	Beverage, Food & Tobacco	14,963	14,753	14,814
Infogroup Inc., L+600, 1.50% LIBOR Floor, 5/26/2018	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,828	10,281	10,098
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,758	1,730	1,745
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	4,871	4,782	4,746
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	3 Month LIBOR	Energy: Oil & Gas	1,442	1,429	1,377
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/10/2018(d)	3 Month LIBOR	Hotel, Gaming & Leisure	13,588	13,401	13,452
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	1,611	1,586	1,571
US Joiner Holding Company, L+600, 1.00% LIBOR Floor, 4/16/2020	3 Month LIBOR	Capital Equipment	3,955	3,901	3,896
Total Senior Secured First Lien Term Loans				69,239	69,204
Senior Secured Second Lien Term Loans - 49.4%
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022	1 Month LIBOR	Services: Business	6,400	6,018	6,048
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,149	10,137
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2021	3 Month LIBOR	Construction & Building	3,700	3,663	3,626
Blue Ribbon, LLC, L+825, 1.00% LIBOR Floor, 11/13/2022	1 Month LIBOR	Beverage, Food & Tobacco	8,000	7,900	7,900
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000	5,003	4,975
EISI LLC, L+850, 1.00% LIBOR Floor, 9/23/2020	3 Month LIBOR	High Tech Industries	20,000	19,663	19,800
Elements Behavioral Health, Inc., L+875, 1.00% LIBOR Floor, 2/11/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,955	4,970
Emerald 3 Limited, L+700, 1.00% LIBOR Floor, 5/16/2022(g)	3 Month LIBOR	Environmental Industries	5,000	4,952	4,850
Fram Group Holdings Inc., L+900, 1.50% LIBOR Floor, 1/29/2018	1 Month LIBOR	Automotive	90	88	88
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	3 Month LIBOR	Services: Consumer	800	797	792
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022	1 Month LIBOR	Services: Business	9,910	9,856	9,637
Global Tel*Link Corporation, L+775, 1.25% LIBOR Floor, 11/23/2020	3 Month LIBOR	Telecommunications	9,500	9,484	9,369
GTCR Valor Companies, Inc., L+850, 1.00% LIBOR Floor, 11/30/2021	3 Month LIBOR	High Tech Industries	5,000	4,955	4,850
H.D. Vest, Inc., L+800, 1.25% LIBOR Floor, 6/18/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	854	846	848
Hilex Poly Co. LLC, L+875, 1.00% LIBOR Floor, 6/5/2022	3 Month LIBOR	Containers, Packaging & Glass	10,000	9,751	9,800
Institutional Shareholder Services Inc., L+750, 1.00% LIBOR Floor, 4/30/2022	3 Month LIBOR	Services: Business	5,860	5,834	5,772
Landslide Holdings, Inc., L+725, 1.00% LIBOR Floor, 2/25/2021	3 Month LIBOR	Services: Business	9,830	9,842	9,535
Lanyon Solutions, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	High Tech Industries	2,273	2,263	2,216
Learfield Communications, Inc., L+775, 1.00% LIBOR Floor, 10/9/2021	3 Month LIBOR	Media: Broadcasting & Subscription	1,417	1,405	1,410
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	3 Month LIBOR	Services: Business	2,000	1,990	1,895
MSC.Software Corporation, L+750, 1.00% LIBOR Floor, 5/29/2021	3 Month LIBOR	High Tech Industries	7,820	7,761	7,664
Navex Global, Inc., L+875, 1.00% LIBOR Floor, 11/18/2022	3 Month LIBOR	Services: Business	8,000	7,841	7,880
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	2,441	2,459	2,387
Pike Corporation, L+850, 1.00% LIBOR Floor, 6/22/2022	1 Month LIBOR	Energy: Electricity	6,000	5,850	5,932
PSC Industrial Holdings Corp., L+825, 1.00% LIBOR Floor, 12/5/2021	1 Month LIBOR	Services: Business	10,000	9,800	9,850
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	4,500	4,472	4,444
SI Organization, Inc., L+800, 1.00% LIBOR Floor, 5/23/2020	3 Month LIBOR	Services: Business	1,511	1,497	1,496
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021	3 Month LIBOR	Hotel, Gaming & Leisure	6,220	6,220	6,251
Survey Sampling International, LLC, L+900, 1.00% LIBOR Floor, 12/16/2021	3 Month LIBOR	Services: Business	15,000	14,701	14,738
TASC, Inc., 12.00%, 5/23/2021(h)	3 Month LIBOR	Services: Business	7,332	7,099	7,497
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	675	671	667
TMK Hawk Parent, Corp., L+750, 1.00% LIBOR Floor, 10/1/2022	3 Month LIBOR	Beverage, Food & Tobacco	15,000	14,852	14,925
TransFirst Inc., L+800, 1.00% LIBOR Floor, 11/11/2022	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	7,087	7,016	7,019
U.S. Renal Care, Inc., L+900, 1.25% LIBOR Floor, 1/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	486	492	487
Vestcom International, Inc., L+775, 1.00% LIBOR Floor, 9/30/2022	6 Month LIBOR	Services: Business	15,000	14,927	14,775
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022	3 Month LIBOR	Automotive	14,000	13,899	14,035
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022	1 Month LIBOR	Beverage, Food & Tobacco	5,488	5,494	5,323
WP CPP Holdings, LLC, L+775, 1.00% LIBOR Floor, 4/30/2021	3 Month LIBOR	Aerospace & Defense	1,435	1,429	1,370
Total Senior Secured Second Lien Term Loans				245,894	245,258
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2014

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Collateralized Securities and Structured Products - 7.5%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	2,000	2,035	1,999
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	610	620	610
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(g)	3 Month LIBOR	Diversified Financials	5,400	5,400	5,400
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(f)(g)	3 Month LIBOR	Diversified Financials	5,000	4,522	4,325
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 14% Estimated Yield, 10/18/2025(g)	(e)	Diversified Financials	8,146	7,427	7,413
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,000	1,860	1,815
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 14% Estimated Yield, 10/20/2025(g)	(e)	Diversified Financials	2,000	1,902	1,724
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,500	2,308	2,168
JPMorgan Chase Bank, N.A. Credit Link Note, L+1,225, 12/20/2021(g)	3 Month LIBOR	Diversified Financials	5,000	5,000	5,048
NXT Capital CLO 2014-1, LLC, Class E Notes, L+550, 4/23/2026(f)(g)	3 Month LIBOR	Diversified Financials	7,500	7,007	6,600
Total Collateralized Securities and Structured Products				38,081	37,102
Short Term Investments - 2.1%(i)
First American Treasury Obligations Fund, Class Z Shares(j)			10,350	10,350	10,350
Total Short Term Investments				10,350	10,350
TOTAL INVESTMENTS - 72.9%				$363,564	$361,914
OTHER ASSETS IN EXCESS OF LIABILITIES - 27.1%					$134,475
NET ASSETS - 100%					$496,389

TOTAL RETURN SWAP - (0.9%)			Notional Amount		Unrealized Depreciation
Citibank TRS Facility (see Note 7)			$431,979		$(4,409)

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note (g) below. The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio. Unless specifically identified, investments do not contain a paid-in-kind, or PIK, interest provision.

(b)

The 1, 3 and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.17%, 0.26% and 0.36%, respectively, as of December 31, 2014.  The applicable LIBOR rate as of December 31, 2014 for the loan listed may not be the applicable LIBOR rate, as the loan may have been priced or repriced based on a LIBOR rate prior to December 31, 2014.

(c)	Fair value determined by the Company’s board of directors (see Note 8).
(d)

As discussed in Note 6 and Note 10, the Company is committed, upon the satisfaction of certain conditions, to fund an additional $1,724 and $6,388 as of December 31, 2014 to ECI Acquisition Holdings, Inc. and Studio Movie Grill Holdings, LLC, respectively.  As of March 25, 2015, the Company is committed, upon the satisfaction of certain conditions,  to fund an additional $1,207 and $4,245 to ECI Acquisition Holdings, Inc. and Studio Movie Grill Holdings, LLC, respectively.

(e)

The CLO subordinated notes are considered equity positions in the CLO vehicles and are not rated. Equity investments are entitled to recurring distributions, which are generally equal to the remaining cash flow of the payments made by the underlying vehicle's securities less contractual payments to debt holders and expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

(f)

Great Lakes CLO 2014-1 Class E Notes, Ivy Hill Middle Market Credit Fund VII Class E Notes and NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of December 31, 2014. JFIN CLO 2014 Class E Notes were rated BB on S&P's credit scale as of December 31, 2014.

(g)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2014, 89.3% of the Company’s total assets represented qualifying assets. In addition, as described in Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 86.8% of the Company’s total assets represented qualifying assets as of December 31, 2014.

(h)	Position or portion thereof unsettled as of December 31, 2014.
(i)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(j)	Effective yield as of December 31, 2014 is <0.01%.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2013

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Senior Secured First Lien Term Loans - 42.7%
ABRA, Inc., L+600, 1.25% LIBOR Floor, 5/10/2018(d)	3 Month LIBOR	Automotive	$5,981	$5,921	$5,921
Captive Resources Midco, LLC, L+550, 1.25% LIBOR Floor, 10/31/2018	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	988	973	988
CHI Overhead Doors, L+425, 1.25% LIBOR Floor, 3/18/2019	3 Month LIBOR	Construction & Building	937	933	939
Collision Holding Company, LLC, L+775, 1.25% LIBOR Floor, 5/10/2018	3 Month LIBOR	Automotive	1,568	1,552	1,552
Custom Ecology, Inc., L+550, 1.25% LIBOR Floor, 6/26/2019	3 Month LIBOR	Environmental Industries	1,900	1,883	1,910
Distribution International, Inc., L+650, 1.00% LIBOR Floor, 7/16/2019	3 Month LIBOR	Construction & Building	2,487	2,468	2,477
F+W Media, Inc., L+650, 1.25% LIBOR Floor, 6/30/2019	3 Month LIBOR	Media: Diversified & Production	1,990	1,840	1,920
Fender Musical Instruments Corp., L+450, 1.25% LIBOR Floor, 4/3/2019	6 Month LIBOR	Consumer Goods: Non-Durable	448	443	455
H.D. Vest, Inc., L+450, 1.25% LIBOR Floor, 12/18/2018(g)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	597	593	594
ILC Industries, LLC, L+650, 1.50% LIBOR Floor, 7/11/2018	3 Month LIBOR	Consumer Goods: Non-Durable	4,456	4,472	4,467
Landslide Holdings, Inc., L+425, 1.00% LIBOR Floor, 8/9/2019	3 Month LIBOR	Services: Business	2,450	2,426	2,470
Merrill Corp., L+625, 1.00% LIBOR Floor, 3/8/2018	1 Month LIBOR	Services: Business	649	643	662
National Surgical Hospitals, Inc., L+450, 1.25% LIBOR Floor, 8/1/2019	1 Month LIBOR	Healthcare & Pharmaceuticals	3,491	3,456	3,526
Packaging Coordinators, Inc., L+425, 1.25% LIBOR Floor, 5/10/2020	6 Month LIBOR	Containers, Packaging & Glass	1,500	1,492	1,500
Plano Molding Co., Inc., L+425, 1.00% LIBOR Floor, 10/11/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,500	2,485	2,500
Prowler Acquisition Corp., L+475, 1.25% LIBOR Floor, 3/19/2019	3 Month LIBOR	Energy: Oil & Gas	1,925	1,906	1,915
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,776	1,741	1,760
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	12 Month LIBOR	Healthcare & Pharmaceuticals	4,987	4,893	4,931
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	3 Month LIBOR	Energy: Oil & Gas	1,194	1,183	1,209
Survey Sampling International, LLC, L+450, 1.00% LIBOR Floor, 12/12/2019	3 Month LIBOR	Services: Business	9,250	9,158	9,158
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,110	2,068	2,105
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/5/2018	3 Month LIBOR	Services: Consumer	4,900	4,608	4,814
Wastequip, LLC, L+450, 1.00% LIBOR Floor, 8/9/2019	6 Month LIBOR	Capital Equipment	2,985	2,971	3,015
Westway Group, L+400, 1.00% LIBOR Floor, 2/27/2020	6 Month LIBOR	Services: Business	993	988	999
Total Senior Secured First Lien Term Loans				61,096	61,787
Senior Secured Second Lien Term Loans - 15.6%
Active Network, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	High Tech Industries	2,820	2,806	2,876
Camp International Holding Company, L+725, 1.00% LIBOR Floor, 11/30/2019	1 Month LIBOR	Services: Business	2,029	2,029	2,073
Centaur Gaming, L+750, 1.25% LIBOR Floor, 2/20/2020	6 Month LIBOR	Hotel, Gaming & Leisure	500	495	515
Digital Insight Corporation, L+775, 1.00% LIBOR Floor, 10/16/2020	3 Month LIBOR	Services: Business	385	381	393
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000	5,004	5,038
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	6 Month LIBOR	Services: Consumer	800	796	814
H.D. Vest, Inc., L+800, 1.25% LIBOR Floor, 6/18/2019(g)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	854	844	845
Healogics, Inc., L+800, 1.25% LIBOR Floor, 2/5/2020	6 Month LIBOR	Healthcare & Pharmaceuticals	500	496	511
Learfield Communications, Inc., L+775, 1.00% LIBOR Floor, 10/9/2021	3 Month LIBOR	Media: Broadcasting & Subscription	1,417	1,403	1,453
LTS Buyer, LLC, L+675, 1.25% LIBOR Floor, 4/12/2021	6 Month LIBOR	Telecommunications	500	495	506
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021(h)	3 Month LIBOR	Telecommunications	3,500	3,462	3,467
SESAC Holdco II, LLC, L+875, 1.25% LIBOR Floor, 8/8/2019	1 Month LIBOR	Media: Broadcasting & Subscription	1,500	1,522	1,538
Sprint Industrial Holdings, LLC, L+1000, 1.25% LIBOR Floor, 11/14/2019	3 Month LIBOR	Energy: Oil & Gas	500	490	505
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	543	538	554
WP CPP Holdings, LLC, L+775, 1.00% LIBOR Floor, 4/30/2021	3 Month LIBOR	Aerospace & Defense	1,435	1,428	1,464
Total Senior Secured Second Lien Term Loans				22,189	22,552
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2013

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Collateralized Securities and Structured Products - 6.1%
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,000	1,850	1,850
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 13% Estimated Yield, 10/20/2025(g)	(e)	Diversified Financials	2,000	1,896	1,946
JPMorgan Chase Bank, N.A. Credit Link Note, L+1225, 12/20/2021	3 Month LIBOR	Diversified Financials	5,000	5,000	5,000
Total Collateralized Securities and Structured Products				8,746	8,796
Short Term Investments - 7.9%(i)
First American Treasury Obligations Fund, Class Z Shares(j)			11,384	11,384	11,384
Total Short Term Investments				11,384	11,384
TOTAL INVESTMENTS - 72.3%				$103,415	$104,519
OTHER ASSETS IN EXCESS OF LIABILITIES - 27.7%					$40,052
NET ASSETS - 100%					$144,571

TOTAL RETURN SWAP - 1.1%			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (see Note 7)			$148,200		$1,549

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (g) below. The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio.

(b)

The 1, 3, 6 and 12 month LIBOR rates were 0.17%, 0.25%, 0.35% and 0.58%, respectively, as of December 31, 2013. The applicable LIBOR rate as of December 31, 2013 for the loan listed may not be the applicable LIBOR rate, as the loan many have been priced or repriced based on LIBOR rate prior to December 31, 2013.  Unless specifically identified, investments do not contain a PIK interest provision.

(c)	Fair value determined by the Company’s board of directors (see Note 8).
(d)

As discussed in Note 6 and Note 10, the Company is committed, upon the satisfaction of certain conditions, to fund an additional $2,451 to ECI Acquisition Holdings, Inc. as of December 31, 2013.  The Company is committed, upon the satisfaction of certain conditions, to fund an additional $1,331 to ECI Acquisition Holdings, Inc. as of March 7, 2014.

(e)

The CLO subordinated notes are considered equity positions in the CLO vehicles and are not rated. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying vehicle's securities less contractual payments to debt holders and expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

(f)	Ivy Hill Middle Market Credit Fund VII Class E Notes were rated Ba2 on Moody's credit scale as of December 31, 2013.
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

(h)	Position or portion thereof unsettled as of December 31, 2013.
(i)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(j)	Effective yield as of December 31, 2013 is <0.01%.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

Note 1. Organization and Principal Business

CĪON Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on August 9, 2011. On December 17, 2012, the Company successfully raised gross proceeds from unaffiliated outside investors of at least $2,500, or the minimum offering requirement, and commenced operations. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the 1940 Act. The Company elected to be treated for federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. The Company’s portfolio is comprised primarily of investments in senior secured loans, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities and long-term subordinated loans, referred to as mezzanine loans, of private and thinly traded U.S. middle-market companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the accounts of the Company and its wholly owned financing subsidiary Flatiron Funding, LLC, or Flatiron.  The Company is an investment company following accounting and reporting guidance set forth in Accounting Standards Codification 946. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation.

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

Short Term Investments

Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $10,350 and $11,384 of such investments at December 31, 2014 and 2013, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

Offering, Organizational and Other Pre-Effective Costs

Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statement in connection with the continuous public offering of the Company’s shares. Certain offering costs were funded by IIG and its affiliates and there was no liability for these offering costs to the Company until IIG and its affiliates submitted such costs for reimbursement. Upon meeting the minimum offering requirement on December 17, 2012, the Company incurred and capitalized offering costs of $1,000 that were submitted for reimbursement by IIG (see Note 4). These costs were fully amortized over a twelve month period as an adjustment to capital in excess of par value. The remaining offering costs funded by IIG and its affiliates were incurred when IIG and its affiliates submitted such costs for reimbursement during the year ended December 31, 2014.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

Organizational costs include, among other things, the cost of organizing the Company as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. All organizational costs were funded by IIG and its affiliates and there was no liability for these organizational costs to the Company until IIG and its affiliates submitted such costs for reimbursement. The Company incurred these costs when IIG and its affiliates submitted such costs for reimbursement during the year ended December 31, 2014.

The following table summarizes offering, organizational and other costs incurred by IIG and by the Company from January 31, 2012 (Inception) through December 31, 2014:

	Offering, Organizational and Other Costs Incurred by IIG
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(5)	Total
Year Ended
December 31, 2012(1)	$192	$1,620	$200	$2,012
December 31, 2013	-	-	-	-
December 31, 2014	-	-	-	-
Total	192	1,620	200	2,012
Costs submitted for reimbursement by IIG(2)	(192)	(1,620)	(200)	(2,012)
Total Unreimbursed Costs Incurred by IIG	$-	$-	$-	$-

	Offering, Organizational and Other Costs Incurred by the Company(3)
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(5)	Total
Year Ended
December 31, 2012(1)	$-	$30	$-	$30
December 31, 2013	-	1,787	-	1,787
December 31, 2014	-	2,026	-	2,026
Total	-	3,843	-	3,843
Costs reimbursed by the Company(2)	192	1,620	200	2,012
Total Costs Incurred by the Company	$192	$5,463	$200	$5,855

Costs paid as of December 31, 2014	$-	$5,195	$-	$5,195
Costs accrued as of December 31, 2014(4)	192	268	200	660
Total Costs Incurred by the Company	$192	$5,463	$200	$5,855

(1)

IIG originally incurred all offering, organizational and other costs prior to the commencement of operations on December 17, 2012. Subsequent to the commencement of operations, the Company incurred all offering and organizational costs and such costs, including reimbursement of costs originally incurred by IIG, will not exceed 1.5% of the actual gross proceeds raised from the offering.

(2)

Of this amount, $1,000 of costs charged directly to equity were submitted for reimbursement by IIG on December 17, 2012.  Of the remaining amount, $592 and $420 of costs charged directly to operating expense were submitted for reimbursement by IIG during the three months ended March 31, 2014 and December 31, 2014, respectively.

(3)	Offering costs incurred directly by the Company are included in general and administrative expense on the consolidated statements of operations.
(4)

Of this amount, $484 is presented as Due to IIG - offering, organizational and other costs on the consolidated balance sheets. The remainder is included in accounts payable and accrued expenses on the consolidated balance sheets.

(5)

Amounts represent general and administrative expenses, consisting primarily of professional fees and insurance expense, incurred by IIG related to the Company prior to December 17, 2012 and are included in offering, organizational and other costs - IIG in the consolidated statements of operations.

Income Taxes

The Company elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income”, which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not have to pay corporate level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Book and tax differences relating to permanent differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP (see Note 13).

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

Uncertainty in Income Taxes

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold for the purposes of measuring and recognizing tax liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by the taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The Company did not have any uncertain tax positions during the periods presented herein.

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

Valuation of Portfolio Investments

The fair value of the Company’s investments is determined quarterly in good faith by the Company’s board of directors pursuant to its consistently applied valuation procedures and valuation process in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC 820. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Inputs used to measure these fair values are classified into the following hierarchy:

Level 1	-	Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2	-

Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3	-

Unobservable inputs for the asset or liability. The inputs used in the determination of fair value may require significant management judgment or estimation. Such information may be the result of consensus pricing information or broker quotes that include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by the disclaimer would result in classification as a Level 3 asset, assuming no additional corroborating evidence.

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The level in the fair value hierarchy for each fair value measurement has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may differ materially from the value that would be received upon an actual sale of such investments. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses that the Company ultimately realizes on these investments to materially differ from the valuations currently assigned.

The Company’s investments, excluding short term investments,  consist primarily of debt securities that are traded on a private over-the-counter market for institutional investments. During the year ended December 31, 2014, the Company modified the methodology used to determine the fair value of its investments. Previously, except as described below, CIM attempted to obtain the most recent closing public market price for each investment.  If no sales of such investment occurred on the determination date, investments were valued at the midpoint of the “bid” and the “ask” price at the close of business on such day obtained from independent third-party pricing services. Subsequently, except as described below, CIM will attempt to obtain market quotations from at least two brokers or dealers for each investment (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). CIM utilizes mid-market pricing to determine fair value unless a different point within the range is more representative. Because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs result in Level 3 classification within the fair value hierarchy.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

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

The Company periodically benchmarks the broker quotes from the brokers or dealers against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these quotes are reliable indicators of fair value. The Company may also use other methods to determine fair value for securities for which it cannot obtain market quotations through brokers or dealers, including the use of an independent valuation firm. The Company periodically benchmarks the valuations provided by an independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

The value of the total return swap, or TRS, is primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS are valued in the same manner as loans owned by the Company, which was modified during the year ended December 31, 2014. Previously, on each business day, Citibank valued each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold such loan in the open market. As in all cases, the level in the fair value hierarchy for each instrument is determined based on the lowest level of inputs that are significant to the fair value measurement. The Company has classified the TRS as Level 3 within the fair value hierarchy based on the lowest level of significant inputs. For additional information on the TRS, see Note 7.

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

The Company may have investments in its investment portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash.

Loans and debt securities, including those that are individually identified as being impaired under Accounting Standards Codification 310, Receivables, or ASC 310, are generally placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the debt agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan or security is placed on nonaccrual status is reversed against interest income. Interest income is recognized on nonaccrual loans or debt securities only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan or debt security. Loans or securities are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

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

CIM has not taken any incentive fees with respect to the Company`s TRS to date. For purposes of computing the capital gains incentive fee, CIM will become entitled to a capital gains incentive fee only upon the termination or disposition of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS will be realized. For purposes of computing the subordinated incentive fee on income, CIM is not entitled to a subordinated incentive fee on income with respect to the TRS. Any unrealized gains on the TRS are reflected in total assets on the Company`s consolidated balance sheets and included in the computation of the base management fee.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

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

Note 3. Share Transactions

The following table summarizes transactions with respect to shares of the Company’s common stock during the years ended December 31, 2014 and 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012:

					For the Period from January 31, 2012 (Inception) to December 31, 2012

	Years Ended December 31,
	2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	36,871,074	$380,483	14,846,960	$150,950	500,338	$4,639
Reinvestment of distributions	1,488,917	13,997	162,880	1,543	-	-
Total gross shares/proceeds	38,359,991	394,480	15,009,840	152,493	500,338	4,639
Sales commissions and dealer manager fees	-	(33,965)	-	(13,578)	-	(136)
Net shares/proceeds from the offering	38,359,991	360,515	15,009,840	138,915	500,338	4,503
Share repurchase program	(51,540)	(485)	-	-	-	-
Net shares/proceeds from share transactions	38,308,451	$360,030	15,009,840	$138,915	500,338	$4,503

During the years ended December 31, 2014 and 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, the Company sold 38,359,991, 15,009,840, and 500,338 shares, respectively, at an average price per share of $10.28, $10.16 and $9.27, respectively.

Reinvestment of shareholder distributions and share repurchases are included in the gross proceeds from the Company’s offering for purposes of determining the total amount of offering and organizational costs that can be paid by the Company (see Note 4).

As of December 31, 2014, the Company sold 53,818,629 shares of common stock for net proceeds of $551,127 at an average price per share of $10.24. The net proceeds include gross proceeds received from reinvested shareholder distributions of $15,540, for which the Company issued 1,651,797 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $485, for which the Company repurchased 51,540 shares of common stock.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

During the period from January 1, 2015 to March 25, 2015, the Company sold 10,885,932 shares of common stock for net proceeds of $112,366 at an average price per share of $10.32. The net proceeds include gross proceeds received from reinvested shareholder distributions of $3,410, for which the Company issued 362,547 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $460, for which the Company repurchased 48,947 shares of common stock.

Since commencing its continuous public offering on July 2, 2012 and through March 25, 2015, the Company sold 64,704,561 shares of common stock for net proceeds of $663,493 at an average price per share of $10.25. The net proceeds include gross proceeds received from reinvested shareholder distributions of $18,950, for which the Company issued 2,014,344 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $945, for which the Company repurchased 100,487 shares of common stock.

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

The following table summarizes the share repurchases completed during the year ended December 31, 2014:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2014	-	-	-	$-	$-
June 30, 2014	April 2, 2014	4,881	100%	9.41	46
September 30, 2014	July 2, 2014	15,611	100%	9.41	147
December 31, 2014	October 1, 2014	31,048	100%	9.41	292
Total		51,540			$485

No share repurchases were completed during the year ended December 31, 2013 or for the period from January 31, 2012 (Inception) to December 31, 2012.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

Note 4. Transactions with Related Parties

For the years ended December 31, 2014 and 2013 and for the period from January 31, 2012 (Inception) to December 31, 2012, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

					For the Period from January 31, 2012 (Inception) to December 31, 2012(5)

			Years Ended December 31,
Entity	Capacity	Description	2014(3)	2013(4)
ICON Securities	Dealer manager	Dealer manager fees(1)	$11,172	$4,386	$43
CIM	Investment adviser	Management fees(2)	6,132	923	2
CIM	Investment adviser	Incentive fees(2)	(757)	753	4
ICON Capital	Administrative services provider	Administrative services expense(2)	1,792	1,159	39
IIG	Sponsor	Reimbursement of offering, organizational and other costs(2)	1,012	-	-
IIG	Sponsor	Recoupment of expense support(2)	622	-	-
			$19,973	$7,221	$88

(1)	Amounts charged directly to equity.
(2)	Amounts charged directly to operations.
(3)

For the year ended December 31, 2014, IIG provided expense support of $1,880 pursuant to the expense support and conditional reimbursement agreement.  Of this amount, $2,106 related to management fees, $1 related to administrative services expense and ($227) related to the reversal of expense support previously applied to incentive fees.

(4)

For the year ended December 31, 2013, all management fees, $983 of administrative services expense, and $223 of incentive fees were supported pursuant to the expense support and conditional reimbursement agreement.

(5)

For the period from January 31, 2012 (Inception) to December 31, 2012, all management fees, administrative services expense, and incentive fees were supported pursuant to the expense support and conditional reimbursement agreement.

The Company has entered into certain agreements with CIM’s affiliate, ICON Securities, LLC, or ICON Securities, whereby the Company pays certain fees and reimbursements. ICON Securities is entitled to receive a 3% dealer manager fee from gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its continuous public offering on July 2, 2012 and through March 25, 2015, the Company paid or accrued sales commissions of $38,822 to the selling dealers and dealer manager fees of $18,843 to ICON Securities.

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

The Company accrues the capital gains incentive fee based on net realized gains and unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the years ended December 31, 2014 and 2013, capital gains incentive fees were ($757) and $753, respectively, of which ($530) and $526, respectively, related to the change in unrealized (depreciation) appreciation. For the period from January 31, 2012 (Inception) to December 31, 2012, capital gains incentive fees were $4, substantially all of which related to the change in unrealized appreciation. At December 31, 2014, the Company had no liability for capital gain incentive fees.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

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

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offering (without giving effect to any potential reimbursements from IIG and its affiliates). If the Company sells the maximum number of shares at its latest public offering price of $10.45 per share, the Company estimates that it may incur up to approximately $15,675 of expenses. Previously, the Company interpreted “raised” to mean all gross proceeds that the Company expected to raise through the completion of the offering of its shares, which could be as late as December 31, 2015, rather than actual gross proceeds raised through the date of reimbursement.  Consistent with such application and since the Company believed it would raise at least $100,000 through the completion of the offering of its shares, upon commencement of operations on December 17, 2012, the Company issued 111,111 shares of the Company’s common stock at $9.00 per share to IIG in lieu of payment of $1,000 for offering and organizational costs submitted for reimbursement.  The transactions satisfied an independent obligation of IIG to invest $1,000 in the Company’s shares.  Through that date, the Company had raised gross proceeds from unaffiliated outside investors of $2,639 and from affiliated investors of $2,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $70.

With respect to any future reimbursements for offering and organizational costs, the Company will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.  Consistent with this interpretation, on May 30, 2013, IIG paid the Company $1,000, plus interest accrued at a rate of 7% per year.

From inception through December 31, 2014, IIG and its affiliates incurred offering, organizational and other pre-effective costs of $2,012. Of these costs, $1,812 represented offering and organizational costs, all of which have been submitted to the Company for reimbursement. The Company paid $450 in October 2013, $550 in March 2014 and $592 in May 2014.  No additional material offering, organizational or other pre-effective costs have been incurred by IIG or its affiliates subsequent to December 31, 2014.

As of December 31, 2014, the Company raised gross proceeds of $551,127, of which it can pay up to $8,267 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through December 31, 2014, the Company paid $5,195 of such costs, leaving an additional $3,072 that can be paid. As of March 25, 2015, the Company raised gross proceeds of $663,493, of which it can pay up to $9,952 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through March 25, 2015, the Company paid $5,868 of such costs, leaving an additional $4,084 that can be paid.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse the Company for expenses in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. Pursuant to the expense support and conditional reimbursement agreement, the Company has a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies exceeds the distributions paid by the Company to its shareholders. For the years ended December 31, 2014 and 2013, the total expense reimbursement from IIG was $1,880 and $3,959, respectively, relating to certain operating expenses. For the period from January 31, 2012 (Inception) to December 31, 2012, the total expense reimbursement from IIG was $117 relating to certain operating expenses.

On December 13, 2013 and January 16, 2015, the Company and IIG amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from January 30, 2014 to January 30, 2015 and from January 30, 2015 to December 31, 2015, respectively.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by the Company for each of the following three month periods.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$117	$117	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819	505	314	2.75%	7.00%	March 31, 2016
June 30, 2013	1,148	-	1,148	1.43%	7.00%	June 30, 2016
September 30, 2013	1,297	-	1,297	0.49%	7.00%	September 30, 2016
December 31, 2013	695	-	695	0.31%	7.00%	December 31, 2016
March 31, 2014	1,049	-	1,049	0.27%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.31%	7.00%	June 30, 2017
September 30, 2014	-	-	-	0.13%	7.00%	September 30, 2017
December 31, 2014	831	-	831	0.15%	7.00%	December 31, 2017
Total	$5,956	$622	$5,334

(1)

Operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense.

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

Pursuant to the expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement (i) if expense reimbursement amounts funded by IIG exceed operating expenses incurred during any fiscal quarter, (ii) if the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to shareholders, and (iii) during any fiscal quarter occurring within three years of the date on which IIG funded such amount. The obligation to reimburse IIG for any expense support provided by IIG under such agreement is further conditioned by the following: (i) in the period in which reimbursement is sought, the ratio of operating expenses to average net assets, when considering the reimbursement, cannot exceeded the ratio of operating expenses to average net assets for the period when the expense support was provided; (ii) in the period when reimbursement is sought, the annualized distribution rate cannot fall below the annualized distribution rate for the period when the expense support was provided; and (iii) the expense support can only be reimbursed within three years from the date the expense support was provided.

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. During the year ended December 31, 2014, the Company recorded obligations to repay expense reimbursements to IIG of $622. On September 4, 2014 and November 14, 2014, the Company repaid $600 and $22, respectively, of expense reimbursements to IIG. During the year ended December 31, 2013, the Company did not record an obligation to repay any expense reimbursements to IIG. The Company may or may not be requested to reimburse any remaining costs in the future.

As of December 31, 2014, the total net liability payable to CIM and its affiliates was $2,303, which primarily related to fees earned by CIM during the three months ended December 31, 2014.  As of December 31, 2013, net reimbursements due from IIG were $545.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG, which are subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. A substantial portion of the Company’s distributions have resulted, and future distributions may result, from expense reimbursements from IIG, which are subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital for tax purposes. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or IIG continues to make such expense reimbursements. Shareholders should also understand that the Company’s future repayments will reduce the distributions that they would otherwise receive.  There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.  IIG has no obligation to provide expense reimbursements to the Company in future periods. For the years ended December 31, 2014 and 2013, if expense reimbursements from IIG were not supported, some or all of the distributions may have been a return of capital for tax purposes as reflected in Note 13.

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

Note 5. Distributions

The Company’s board of directors declared distributions for forty-nine and twenty-four record dates during the years ended December 31, 2014 and 2013, respectively. Declared distributions are paid monthly.

The following table presents cash distributions per share that were declared during the years ended December 31, 2014 and 2013:

	Distributions
Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013 (six record dates)	$0.1769	$209
June 30, 2013 (six record dates)	0.1788	518
September 30, 2013 (six record dates)	0.1799	1,090
December 31, 2013 (six record dates)	0.1806	2,157
Total distributions for the year ended December 31, 2013	$0.7162	$3,974

Fiscal 2014
March 31, 2014 (nine record dates)	$0.1679	$3,315
June 30, 2014 (thirteen record dates)	0.1829	5,120
September 30, 2014 (fourteen record dates)	0.1969	7,396
December 31, 2014 (thirteen record dates)	0.1829	8,716
Total distributions for the year ended December 31, 2014	$0.7306	$24,547

On February 1, 2014, the Company changed from semi-monthly closings to weekly closings for the sale of the Company’s shares pursuant to its continuous public offering. As result, the Company’s board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of common stock.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

On December 15, 2014, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on January 28, 2015 to shareholders of record on January 6, January 13, January 20, and January 27, 2015.  On January 15, 2015, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on February 25, 2015 to shareholders of record on February 3, February 10, February 17, and February 24, 2015.  On February 13, 2015, the Company’s board of directors declared five weekly cash distributions of $0.014067 per share, payable on April 1, 2015 to shareholders of record on March 3, March 10, March 17, March 24, and March 31, 2015. On March 13, 2015, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, payable on April 29, 2015 to shareholders of record on April 7, April 14, April 21, and April 28, 2015.

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

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014			2013
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income(1)	$0.1792	$6,020	24.5%	$-	$-	-
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.4360	14,650	59.7%	0.2037	1,130	28.4%
Net gain on TRS loan sales	0.0696	2,339	9.5%	0.4251	2,359	59.4%
Net realized gain on investments	0.0458	1,538	6.3%	0.0061	34	0.9%
Distributions in excess of net investment income(2)	-	-	-	0.0813	451	11.3%
Total distributions	$0.7306	$24,547	100.0%	$0.7162	$3,974	100.0%

(1)	Distributions from net investment income includes expense support from IIG of $1,880 and $3,959 related to the years ended December 31, 2014 and 2013, respectively.
(2)

Includes adjustments made to GAAP basis net investment income to arrive at taxable income available for distributions and represents a return of capital on a GAAP basis. See Note 13 for the sources of the Company's cash distributions on a tax basis.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

Note 6. Investments

The composition of the Company’s investment portfolio as of December 31, 2014 and 2013 at amortized cost and fair value was as follows:

	December 31, 2014			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured term loans - first lien	$69,239	$69,204	19.7%	$61,096	$61,787	66.4%
Senior secured term loans - second lien	245,894	245,258	69.8%	22,189	22,552	24.2%
Collateralized securities and structured products	38,081	37,102	10.5%	8,746	8,796	9.4%
Subtotal/total percentage	353,214	351,564	100.0%	92,031	93,135	100.0%
Short term investments(2)	10,350	10,350		11,384	11,384
Total investments	$363,564	$361,914		$103,415	$104,519

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on the Company’s investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$89,123	25.4%	$15,755	16.9%
High Tech Industries	45,737	13.0%	2,876	3.1%
Beverage, Food & Tobacco	42,962	12.2%	-	-
Diversified Financials	37,102	10.6%	8,796	9.4%
Media: Advertising, Printing & Publishing	20,235	5.8%	-	-
Hotel, Gaming & Leisure	19,703	5.6%	515	0.6%
Automotive	14,123	4.0%	7,473	8.0%
Telecommunications	13,813	3.9%	3,973	4.3%
Healthcare & Pharmaceuticals	10,203	2.9%	8,968	9.6%
Containers, Packaging & Glass	9,800	2.8%	1,500	1.6%
Chemicals, Plastics & Rubber	9,107	2.6%	6,798	7.3%
Banking, Finance, Insurance & Real Estate	7,867	2.2%	2,427	2.6%
Media: Diversified & Production	6,298	1.8%	1,920	2.1%
Energy: Electricity	5,932	1.7%	-	-
Environmental Industries	4,850	1.4%	1,910	2.1%
Capital Equipment	3,896	1.1%	3,015	3.2%
Construction & Building	3,626	1.0%	3,416	3.7%
Media: Broadcasting & Subscription	2,077	0.6%	3,545	3.8%
Consumer Goods: Non-Durable	1,571	0.4%	9,527	10.2%
Energy: Oil & Gas	1,377	0.4%	3,629	3.9%
Aerospace & Defense	1,370	0.4%	1,464	1.6%
Services: Consumer	792	0.2%	5,628	6.0%
Subtotal/total percentage	351,564	100.0%	93,135	100.0%
U.S. Treasury Securities	10,350		11,384
Total investments	$361,914		$104,519

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

	December 31, 2014		December 31, 2013
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$314,540	89.4%	$82,541	88.6%
Cayman Islands	17,445	5.0%	3,796	4.1%
Germany	8,009	2.3%	-	-
Netherlands	4,975	1.4%	5,038	5.4%
United Kingdom	4,850	1.4%	-	-
Switzerland	1,745	0.5%	1,760	1.9%
Subtotal/total percentage	351,564	100.0%	93,135	100.0%
U.S. Treasury Securities	10,350		11,384
Total investments	$361,914		$104,519

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

As of December 31, 2014 and 2013, there were no delinquent or non-accrual debt investments.

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

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2014 and 2013, the Company’s unfunded commitments amounted to $23,112 and $2,451, respectively. As of March 25, 2015, the Company’s unfunded commitments amounted to $15,452.  Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 10 for further details on the Company’s unfunded commitments.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

Note 7. Total Return Swap

On December 17, 2012, the Company, through its wholly-owned subsidiary, Flatiron, entered into a TRS with Citibank.  Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $150,000 to $225,000, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS to $275,000 effective February 18, 2014, to $325,000 effective April 30, 2014, to $375,000 effective July 30, 2014, to $475,000 effective September 5, 2014, to $600,000 effective January 20, 2015 and to $750,000 effective March 4, 2015. Effective November 18, 2014, Flatiron and Citibank further amended to TRS to extend the termination or call date from December 17, 2014 to December 17, 2015.  The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to herein as the TRS Agreement.

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

The obligations of Flatiron under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Flatiron, which generally will equal the value of cash collateral provided by Flatiron under the TRS. Pursuant to the terms of the TRS, Flatiron may select loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $750,000. Flatiron is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Flatiron agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Flatiron are available to pay the debts of the Company.

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

December 31, 2014

(in thousands, except share and per share amounts)

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

Citibank may terminate the TRS on or after December 17, 2015, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 80% of the maximum portfolio amount, multiplied by 1.35% per year. The Company estimates the early termination fee would have been approximately $4,967 and $2,329 at December 31, 2014 and 2013, respectively. Flatiron may also be required to pay a minimum usage fee in connection with the TRS. As of December 31, 2014, Flatiron was subject to a minimum usage fee of $16. As of December 31, 2013, Flatiron was not subject to a minimum usage fee.

The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS are valued in the same manner as loans owned by the Company.  As of December 31, 2014 and 2013, the fair value of the TRS was ($4,409) and $1,549, respectively. The fair value of the TRS is reflected as unrealized depreciation on total return swap and unrealized appreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized (depreciation) appreciation on total return swap. As of December 31, 2014 and 2013, Flatiron had selected 69 and 63 underlying loans with a total notional amount of $431,979 and $148,200, respectively. For the same periods, Flatiron posted $128,388 and $40,704 in cash collateral held by Citibank (of which only $116,564 and $39,285 was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. Receivable due on the TRS is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and fees and net gains on sales and principal repayments of underlying loans of the TRS. As of and for the years ended December 31, 2014 and 2013, the net receivable and net realized gain on the TRS consisted of the following:

	Net Receivable(1)		Net Realized Gain(2)
	As of December 31,		Years Ended December 31,
	2014	2013	2014	2013
Interest and other income from TRS portfolio	$5,656	$1,716	$19,081	$3,130
Interest and other expense from TRS portfolio	(1,318)	(425)	(4,431)	(771)
Net gain on TRS loan sales	219	511	2,339	1,130
Total	$4,557	$1,802	$16,989	$3,489

(1)	Net receivable is reflected in receivable due on total return swap on the Company's consolidated balance sheets.
(2)	Net realized gain is reflected in net realized gain on total return swap on the Company's consolidated statements of operations.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of December 31, 2014, Flatiron was in compliance with all covenants and reporting requirements.

CIM has not taken any incentive fees with respect to the Company’s TRS to date. For purposes of computing the capital gains incentive fee, CIM will become entitled to a capital gains incentive fee only upon the termination or disposition of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS will be realized. For purposes of computing the subordinated incentive fee on income, CIM is not entitled to a subordinated incentive fee on income with respect to the TRS. The net unrealized appreciation on the TRS, if any, is reflected in total assets on the Company’s consolidated balance sheets and included in the computation of the base management fee. The base management fee does not include any net unrealized depreciation on the TRS as such amounts are not included in total assets.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2014:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Term Loans
ABG Intermediate Holdings 2 LLC, L+450, 1.00% LIBOR Floor, 5/27/2021	6 Month LIBOR	Retail	$6,804	$6,858	$54
Alion Science and Technology Corp., L+1,000, 1.00% LIBOR Floor, 8/18/2019	1 Month LIBOR	Capital Equipment	6,085	6,168	83
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,096	7,001	(95)
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	12,406	12,344	(62)
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020	3 Month LIBOR	Energy: Oil & Gas	4,254	3,800	(454)
American Residential Services, LLC, L+450, 1.00% LIBOR Floor, 6/30/2021	3 Month LIBOR	Construction & Building	14,355	14,255	(100)
American Tire Distributors, Inc., L+475, 1.00% LIBOR Floor, 6/1/2018(d)	1 Month LIBOR	Automotive	11,942	11,939	(3)
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	1,953	1,923	(30)
Azure Midstream Energy, LLC, L+550, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	4,161	3,750	(411)
BRG Sports, Inc., L+550, 1.00% LIBOR Floor, 4/15/2021	1 Month LIBOR	Consumer Goods: Durable	9,294	9,369	75
C.H.I. Overhead Doors, L+425, 1.25% LIBOR Floor, 3/18/2019	1 Month LIBOR	Construction & Building	5,731	5,699	(32)
Caraustar Industries, Inc., L+675, 1.25% LIBOR Floor, 5/1/2019(d)	3 Month LIBOR	Forest Products & Paper	9,650	9,944	294
Caraustar Industries, Inc., L+625, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	917	923	6
Central Security Group, Inc., L+525, 1.00% LIBOR Floor, 10/6/2020	1 Month LIBOR	Services: Consumer	13,178	13,174	(4)
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019	3 Month LIBOR	Retail	8,736	8,681	(55)
Compuware Holdings, LLC (B1), L+525, 1.00% LIBOR Floor, 12/15/2019	3 Month LIBOR	High Tech Industries	274	274	-
Compuware Holdings, LLC (B2), L+525, 1.00% LIBOR Floor, 12/10/2021	3 Month LIBOR	High Tech Industries	552	552	-
CT Technologies Intermediate Holdings, Inc., L+500, 1.00% LIBOR Floor, 12/1/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	4,950	4,981	31
Emmis Operating Company, L+500, 1.00% LIBOR Floor, 6/10/2021	3 Month LIBOR	Media: Broadcasting & Subscription	6,935	6,965	30
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(d)(e)	6 Month LIBOR	High Tech Industries	2,947	2,944	(3)
Global Cash Access, Inc., L+525, 1.00% LIBOR Floor, 12/18/2020(d)	1 Month LIBOR	Hotel, Gaming & Leisure	7,806	7,786	(20)
GTCR Valor Companies, Inc., L+500, 1.00% LIBOR Floor, 5/30/2021	3 Month LIBOR	High Tech Industries	3,938	3,883	(55)
Hemisphere Media Holdings, LLC, L+400, 1.00% LIBOR Floor, 7/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	4,042	4,000	(42)
Hilex Poly Co. LLC, L+500, 1.00% LIBOR Floor, 12/5/2021(d)	1 Month LIBOR	Containers, Packaging & Glass	8,359	8,329	(30)
Hyperion Finance S.Á.R.L, L+475, 1.00% LIBOR Floor, 10/17/2019(e)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,388	4,455	67
inVentiv Health, Inc., L+625, 1.50% LIBOR Floor, 5/15/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	2,490	2,472	(18)
Lanyon Solutions, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	3 Month LIBOR	High Tech Industries	1,160	1,142	(18)
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020	1 Month LIBOR	Services: Business	8,081	8,010	(71)
LTI Flexible Products, Inc., L+450, 1.00% LIBOR Floor, 5/1/2021	3 Month LIBOR	Consumer Goods: Durable	6,425	6,417	(8)
Navex Global, Inc., L+475, 1.00% LIBOR Floor, 11/19/2021	3 Month LIBOR	Services: Business	9,900	9,900	-
Nielsen & Bainbridge, LLC, L+500, 1.00% LIBOR Floor, 8/15/2020	6 Month LIBOR	Consumer Goods: Durable	16,256	16,193	(63)
Oasis Outsourcing Holdings, Inc., L+475, 1.00% LIBOR Floor, 12/26/2021(d)	1 Month LIBOR	Services: Business	9,900	9,975	75
Peppermill Casinos, Inc., L+600, 1.25% LIBOR Floor, 11/9/2018	1 Month LIBOR	Hotel, Gaming & Leisure	968	977	9
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(e)	3 Month LIBOR	Aerospace & Defense	10,214	10,014	(200)
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	7,310	7,389	79
PSC Industrial Holdings Corp., L+475, 1.00% LIBOR Floor, 12/5/2020	Prime	Services: Business	4,950	4,969	19
Scientific Games International, Inc., L+500, 1.00% LIBOR Floor, 10/1/2021(d)(e)	1 Month LIBOR	Hotel, Gaming & Leisure	3,796	3,843	47
SG Acquisition, Inc., L+525, 1.00% LIBOR Floor, 8/19/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,613	14,727	114
SGS Cayman, L.P., L+500, 1.00% LIBOR Floor, 4/23/2021(e)	3 Month LIBOR	Services: Business	527	539	12
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019	3 Month LIBOR	Services: Business	7,256	7,236	(20)
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	8,310	8,221	(89)
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	6 Month LIBOR	Healthcare & Pharmaceuticals	4,699	4,533	(166)
Southcross Holdings Borrower LP, L+500, 1.00% LIBOR Floor, 8/4/2021	3 Month LIBOR	Energy: Oil & Gas	1,262	1,135	(127)
SRA International, L+525, 1.25% LIBOR Floor, 7/20/2018	1 Month LIBOR	High Tech Industries	2,149	2,186	37
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020(d)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,957	10,949	(8)
Styrolution US Holding LLC, L+550, 1.00% LIBOR Floor, 11/7/2019	3 Month LIBOR	Chemicals, Plastics & Rubber	5,195	5,169	(26)

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020	3 Month LIBOR	Services: Business	7,920	7,940	20
Sutherland Global Services Inc., L+500, 1.00% LIBOR Floor, 4/23/2021	3 Month LIBOR	Services: Business	2,265	2,317	52
TASC, Inc., L+550, 1.00% LIBOR Floor, 5/23/2020(d)(e)	3 Month LIBOR	Services: Business	10,964	11,113	149
TIBCO Software Inc., L+550, 1.00% LIBOR Floor, 12/4/2020(d)	1 Month LIBOR	High Tech Industries	12,538	12,672	134
TMFS Holdings, LLC, L+450, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	11,850	11,880	30
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,331	2,263	(68)
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/5/2018	3 Month LIBOR	Services: Consumer	3,840	3,849	9
USS Parent Holdings Corp., L+475, 1.00% LIBOR Floor, 8/5/2021	1 Month LIBOR	Construction & Building	11,594	11,529	(65)
Vince, LLC, L+475, 1.00% LIBOR Floor, 11/27/2019(e)	6 Month LIBOR	Consumer Goods: Non-Durable	1,736	1,727	(9)
Western Dental Services, Inc., L+500, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	6,131	5,869	(262)
William Morris Endeavor, L+425, 1.00% LIBOR Floor, 5/6/2021(d)	3 Month LIBOR	Media: Diversified & Production	10,554	10,239	(315)
Total Senior Secured First Lien Term Loans			378,894	377,391	(1,503)

Senior Secured Second Lien Term Loans
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020(d)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	870	893	23
Arysta LifeScience SPC, LLC, L+700, 1.25% LIBOR Floor, 11/30/2020(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,161	1,170	9
Deltek, Inc., L+875, 1.25% LIBOR Floor, 10/10/2019	3 Month LIBOR	Services: Business	1,620	1,648	28
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(e)	6 Month LIBOR	High Tech Industries	9,798	9,425	(373)
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022	3 Month LIBOR	Retail	6,895	6,921	26
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/04/2022	1 Month LIBOR	Services: Business	6,965	6,633	(332)
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	7,967	7,945	(22)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	8,050	7,820	(230)
PFS Holding Corporation, L+725, 1.00% LIBOR Floor, 1/31/2022	1 Month LIBOR	Retail	4,973	2,961	(2,012)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,002	988	(14)
Telx Group, Inc., L+650, 1.00% LIBOR Floor, 4/9/2021	3 Month LIBOR	High Tech Industries	2,970	2,951	(19)
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 7/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	814	824	10
Total Senior Secured Second Lien Term Loans			53,085	50,179	(2,906)
Total			$431,979	$427,570	$(4,409)

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (e) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)

The 1, 3, and 6 month LIBOR rates were 0.17%, 0.26%, and 0.36%, respectively, as of December 31, 2014. The prime rate was 3.25% as of December 31, 2014. The applicable LIBOR rate as of December 31, 2014 for the loan listed may not be the applicable LIBOR rate, as the loan may have been priced or repriced based on a LIBOR rate prior to December 31, 2014.

(c)	Fair value determined by the Company’s board of directors (see Note 8).
(d)	Position or portion thereof unsettled as of December 31, 2014.
(e)

All or a portion of the investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2014, 89.3% of the Company’s total assets represented qualifying assets. In addition, as described in this note, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 86.8% of the Company’s total assets represented qualifying assets as of December 31, 2014.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2013:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Term Loans
Active Network, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	1 Month LIBOR	High Tech Industries	$1,947	$1,964	$17
Amneal Pharmaceuticals, LLC, L+475, 1.00% LIBOR Floor, 11/1/2019	1 Month LIBOR	Healthcare & Pharmaceuticals	3,348	3,399	51
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020(d)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,987	5,012	25
ARG IH Corporation, L+400, 1.00% LIBOR Floor, 11/15/2020	1 Month LIBOR	Beverage, Food & Tobacco	2,394	2,411	17
Arc Document Solutions, Inc., L+525, 1.00% LIBOR Floor, 12/20/2018(d)(e)	1 Month LIBOR	Services: Business	4,871	4,933	62
Ascensus, Inc., L+400, 1.00% LIBOR Floor, 12/2/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,975	5,019	44
ATI Holdings, Inc., L+400, 1.25% LIBOR Floor, 12/21/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	490	496	6
Avaya, Inc., L+675, 1.25% LIBOR Floor, 3/31/2018	3 Month LIBOR	Telecommunications	1,993	2,014	21
Azure Midstream Energy, LLC, L+550, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	4,380	4,408	28
BBTS Borrower, LP, L+650, 1.25% LIBOR Floor, 6/4/2019	3 Month LIBOR	Energy: Oil & Gas	1,854	1,878	24
Bluestem Brands, Inc., L+650, 1.00% LIBOR Floor, 12/6/2018	1 Month LIBOR	Retail	1,833	1,833	-
Camp International Holding Company, L+375, 1.00% LIBOR Floor, 5/31/2019	1 Month LIBOR	Services: Business	1,220	1,230	10
Caraustar Industries, Inc., L+625, 1.25% LIBOR Floor, 5/1/2019	6 Month LIBOR	Forest Products & Paper	714	739	25
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/18/2019(d)	3 Month LIBOR	Retail	4,289	4,333	44
Cyanco Intermediate Corp., L+450, 1.00% LIBOR Floor, 5/1/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	1,255	1,266	11
Digital Insight Corporation, L+375, 1.00% LIBOR Floor, 10/16/2019	3 Month LIBOR	Services: Business	775	779	4
Global Tel*Link Corporation, L+375, 1.25% LIBOR Floor, 5/23/2020	3 Month LIBOR	Services: Business	2,940	2,916	(24)
Grande Communications Networks, LLC, L+350, 1.00% LIBOR Floor, 5/31/2020	3 Month LIBOR	Telecommunications	2,486	2,497	11
Hemisphere Media Holdings, LLC, L+500, 1.25% LIBOR Floor, 7/30/2020(e)	1 Month LIBOR	Media: Broadcasting & Subscription	4,325	4,350	25
Herff Jones, Inc., L+450, 1.00% LIBOR Floor, 6/25/2019	1 Month LIBOR	Consumer Goods: Non-Durable	1,974	2,054	80
Hyperion Finance S.Á.R.L, L+475, 1.00% LIBOR Floor, 10/17/2019(e)	2 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,433	4,472	39
Information Resources, Inc., L+375, 1.00% LIBOR Floor, 9/30/2020	3 Month LIBOR	Services: Business	892	900	8
Insight Pharmaceuticals, LLC, L+500, 1.25% LIBOR Floor, 8/25/2016	6 Month LIBOR	Healthcare & Pharmaceuticals	4,003	3,980	(23)
inVentiv Health, Inc., L+600, 1.50% LIBOR Floor, 8/4/2016	6 Month LIBOR	Healthcare & Pharmaceuticals	5,260	5,229	(31)
Learfield Communications, Inc., L+400, 1.00% LIBOR Floor, 10/9/2020	3 Month LIBOR	Media: Broadcasting & Subscription	746	758	12
Lineage Logistics, LLC, L+350, 1.00% LIBOR Floor, 4/26/2019	1 Month LIBOR	Services: Business	2,502	2,505	3
Merrill Corp., L+625, 1.00% LIBOR Floor, 3/8/2018(d)	1 Month LIBOR	Services: Business	672	679	7
Mohegan Tribal Gaming Authority, L+450, 1.00% LIBOR Floor, 11/19/2019	2 Month LIBOR	Hotel, Gaming & Leisure	1,644	1,684	40
OCI Beaumont, LLC, L+500, 1.25% LIBOR Floor, 8/20/2019 (B2 Term Loan)(e)	6 Month LIBOR	Chemicals, Plastics & Rubber	2,286	2,333	47
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020(d)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,581	4,617	36
Packaging Coordinators, Inc., L+425, 1.25% LIBOR Floor, 5/10/2020	3 Month LIBOR	Containers, Packaging & Glass	1,985	1,995	10
Peppermill Casinos, Inc., L+600, 1.25% LIBOR Floor, 11/9/2018	1 Month LIBOR	Hotel, Gaming & Leisure	977	1,012	35
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(e)	3 Month LIBOR	Aerospace & Defense	5,764	5,854	90
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	2,471	2,521	50
Safe-Guard Products International, LLC, L+600, 1.25% LIBOR Floor, 12/21/2018	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	2,222	2,266	44
Salix Pharmaceuticals, Ltd., L+325, 1.00% LIBOR Floor, 1/2/2020(d)(e)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,816	2,858	42
SESAC Holdco II, LLC, L+400, 1.00% LIBOR Floor, 2/8/2019	1 Month LIBOR	Media: Broadcasting & Subscription	490	497	7
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	2,972	2,966	(6)
SRA International, L+525, 1.25% LIBOR Floor, 7/20/2018	3 Month LIBOR	High Tech Industries	2,351	2,389	38
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	12 Month LIBOR	Healthcare & Pharmaceuticals	3,436	3,478	42
Sutherland Global Services, L+600, 1.25% LIBOR Floor, 3/6/2019(e)	6 Month LIBOR	Services: Business	1,914	1,917	3
Tech Finance & Co. S.C.A., L+600, 1.25% LIBOR Floor, 7/11/2020(e)	3 Month LIBOR	Media: Broadcasting & Subscription	1,943	1,995	52
Tervita, L+500, 1.25% LIBOR Floor, 5/15/2018(d)(e)	3 Month LIBOR	Environmental Industries	3,533	3,555	22
The TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,008	1,995	(13)
Travel Leaders Group, LLC, P+500, 2.00% Base Rate Floor, 12/5/2018	Prime	Services: Consumer	1,975	1,965	(10)
Travelport, LLC, L+500, 1.25% LIBOR Floor, 6/26/2019(e)	3 Month LIBOR	Hotel, Gaming & Leisure	1,586	1,641	55
TriNet HR Corp., L+400, 1.00% LIBOR Floor, 8/20/2020	3 Month LIBOR	Services: Business	1,649	1,678	29
Vince, LLC, L+500, 1.00% LIBOR Floor, 11/27/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	1,752	1,783	31
VFH Parent, LLC, L+450, 1.25% LIBOR Floor, 11/8/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	2,598	2,625	27
W/S Packaging Group, Inc., L+400, 1.00% LIBOR Floor, 8/9/2019	4 Month LIBOR	Containers, Packaging & Glass	2,481	2,493	12
Washington Inventory Services, L+450, 1.25% LIBOR Floor, 12/20/2018	3 Month LIBOR	Retail	493	496	3
WP CPP Holdings, LLC, L+375, 1.00% LIBOR Floor, 12/28/2019	3 Month LIBOR	Aerospace & Defense	935	942	7
Total Senior Secured First Lien Term Loans			128,420	129,609	1,189

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured Second Lien Term Loans
Arysta LifeScience SPC, LLC, L+700, 1.25% LIBOR Floor, 11/30/2020(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,161	1,190	29
Carestream Health, Inc., L+850, 1.00% LIBOR Floor, 12/7/2019(e)	3 Month LIBOR	Healthcare & Pharmaceuticals	980	1,017	37
Del Monte Foods, Inc., L+725, 1.00% LIBOR Floor, 7/26/2021(d)	6 Month LIBOR	Beverage, Food & Tobacco	2,257	2,300	43
Deltek, Inc., L+875, 1.25% LIBOR Floor, 10/10/2019	3 Month LIBOR	Services: Business	1,620	1,661	41
Ion Trading Technologies S.Á R.L., L+700, 1.25% LIBOR Floor, 5/22/2021(e)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	993	1,018	25
Performance Food Group, Inc., L+525, 1.00% LIBOR Floor, 11/14/2019	3 Month LIBOR	Beverage, Food & Tobacco	3,850	3,888	38
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,002	991	(11)
Sheridan Holdings, Inc., L+725, 1.00% LIBOR Floor, 12/20/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	2,736	2,750	14
TriNet HR Corp., L+775, 1.00% LIBOR Floor, 2/20/2021	2 Month LIBOR	Services: Business	2,466	2,513	47
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 1/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	676	697	21
TWCC Holding Corp., L+600, 1.00% LIBOR Floor, 6/26/2020	6 Month LIBOR	Media: Broadcasting & Subscription	2,039	2,115	76
Total Senior Secured Second Lien Term Loans			19,780	20,140	360
Total			$148,200	$149,749	$1,549

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of December 31, 2014 and 2013, according to the fair value hierarchy:

	December 31, 2014
Valuation Inputs	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities and Structured Products	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$-	$-	$-	$10,350	$-
Level 2—Significant other observable inputs	-	-	-	-	-
Level 3—Significant unobservable inputs	69,204	245,258	37,102	-	(4,409)
	$69,204	$245,258	$37,102	$10,350	$(4,409)

	December 31, 2013
Valuation Inputs	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Collateralized Securities and Structured Products	Short Term Investments	Total Return Swap
Level 1—Price quotations in active markets	$-	$-	$-	$11,384	$-
Level 2—Significant other observable inputs	-	-	-	-	-
Level 3—Significant unobservable inputs	61,787	22,552	8,796	-	1,549
	$61,787	$22,552	$8,796	$11,384	$1,549

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014
	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Unsecured Debt	Collateralized Securities and Structured Products	Total Return Swap	Total
Beginning balance, December 31, 2013	$61,787	$22,552	$-	$8,796	$1,549	$94,684
Investments purchased	104,625	269,039	843	29,235	-	403,742
Net realized gain	1,171	348	19	-	16,989	18,527
Net change in unrealized depreciation	(727)	(998)	-	(1,029)	(5,958)	(8,712)
Accretion of discount	230	65	-	100	-	395
Sales and principal repayments	(97,882)	(45,748)	(862)	-	(16,989)	(161,481)
Ending balance, December 31, 2014	$69,204	$245,258	$-	$37,102	$(4,409)	$347,155
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$(236)	$(866)	$-	$(1,029)	$(5,001)	$(7,132)

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

	Year Ended December 31, 2013
	First Lien Senior Secured Term Loans	Second Lien Senior Secured Term Loans	Unsecured Debt	Collateralized Securities and Structured Products	Total Return Swap	Total
Beginning balance, December 31, 2012	$1,980	$-	$-	$-	$13	$1,993
Investments purchased	63,198	22,388	-	8,746	-	94,332
Net realized gain	33	1	-	-	-	34
Net change in unrealized appreciation	682	362	-	50	1,536	2,630
Accretion of discount	29	1	-	-	-	30
Sales and principal repayments	(4,135)	(200)	-	-	-	(4,335)
Ending balance, December 31, 2013	$61,787	$22,552	$-	$8,796	$1,549	$94,684
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$692	$363	$-	$50	$1,546	$2,651

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured term loans - first lien	$29,932	Discounted Cash Flow	Discount Rate	6.8%	-	10.0%	7.9%
	39,272	Broker Quotes	Broker Quotes	N/A		N/A	N/A
Senior secured term loans - second lien	147,914	Discounted Cash Flow	Discount Rate	8.1%	-	11.5%	9.4%
	97,344	Broker Quotes	Broker Quotes	N/A		N/A	N/A
Collateralized securities and structured products	37,102	Discounted Cash Flow	Discount Rate	9.5%	-	14.0%	11.5%
Total Return Swap	(954)	Discounted Cash Flow	Discount Rate	5.8%	-	11.6%	7.2%
	(3,455)	Broker Quotes	Broker Quotes	N/A		N/A	N/A
Total	$347,155

(1)	Weighted average amounts are based on the estimated fair values.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

	December 31, 2013
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range		Weighted Average(1)
Senior secured term loans - first lien	$45,156	Discounted Cash Flow	Discount Rate	4.8%	9.7%	6.8%
	16,631	Recent Transactions	Recent Transactions	N/A	N/A	N/A
Senior secured term loans - second lien	22,552	Discounted Cash Flow	Discount Rate	7.5%	11.8%	8.8%
Collateralized securities and structured products	3,796	Discounted Cash Flow	Discount Rate	10.0%	13.0%	11.5%
	5,000	Recent Transactions	Recent Transactions	N/A	N/A	N/A
Total Return Swap	1,549	Third-Party Pricing Service(2)	Broker Quotes	N/A	N/A	N/A
Total	$94,684

(1)	Weighted average amounts are based on the estimated fair values.
(2)

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

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien term loans, senior secured second lien term loans, collateralized securities and structures products, and total return swap are discount rates. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively.

Note 9. General and Administrative Expense

General and administrative expense consisted of the following items for the years ended December 31, 2014 and 2013 and for the period from January 31, 2012 (Inception) to December 31, 2012:

			For the Period from January 31, 2012 (Inception) to December 31, 2012

	Years Ended December 31,
	2014	2013
Due diligence fees	$967	$607	$2
Professional fees expense	849	859	33
Transfer agent expense	627	173	3
Marketing expense	519	592	-
Insurance expense	235	212	9
Dues and subscriptions	230	138	1
Director fees and expenses	162	57	1
Printing and mailing expense	162	158	4
Filing fees	113	105	-
Other expenses	408	137	19
Total general and administrative expense	$4,272	$3,038	$72

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies

The Company entered into certain contracts with other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to such indemnifications to be remote.

As of December 31, 2014 and 2013, the Company’s commitments and contingencies were as follows:

Unfunded Commitments(1)	December 31, 2014	December 31, 2013
Dollar Tree, Inc.(2)	$15,000	$-
ECI Acquisition Holdings, Inc.	1,724	2,451
Studio Movie Grill Holdings, LLC	6,388	-
Total	$23,112	$2,451

(1)

As of December 31, 2014, the funding criteria for these unfunded commitments had not been met. As of March 25, 2015, the Company's unfunded commitments were to portfolio companies ECI Acquisition Holdings, Inc. and Studio Movie Grill Holdings, LLC in the amount of $1,207 and $4,245, respectively, and an unfunded commitment to SS&C Technologies, Inc. for $10,000.

(2)

Such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.  Subsequent to December 31, 2014, this unfunded commitment was terminated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  The Company intends to use cash on hand, short-term investments and other liquid assets to fund these commitments should the need arise.   For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2014 and 2013, refer to the table above and the consolidated schedule of investments.

The Staff of the Division of Investment Management has recently informed the Company that it views unfunded commitments as senior securities under the 1940 Act.  The Company is reviewing the Staff’s position and its impact on the Company’s operations and business objectives and will continue to engage the Staff in discussions as to the appropriate treatment of unfunded commitments.  During the course of this review, analysis and discussions, the Company intends to comply with the Staff’s position by including unfunded commitments as a senior security in the asset coverage test or by segregating or setting aside liquid assets or engaging in other SEC or Staff-approved measures to “cover” unfunded commitments in an amount required to comply with the 1940 Act.

Note 11. Fee Income

Fee income consists of commitment fees, amendment fees and administrative agent fees. The following table summarizes the Company’s fee income for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Commitment fees	$283	$-
Amendment fees	96	-
Administrative agent fees	20	-
Total	$399	$-

Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees is non-recurring.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2014 and 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012:

			For the Period from
			January 31, 2012
	For the Years Ended December 31,		(Inception) through
	2014	2013	December 31, 2012
Per share data:(1)
Net asset value at beginning of period	$9.32	$8.97	$-
Results of operations:
Net investment income (loss)(2)	0.19	(0.01)	0.01
Net realized gain and net change in unrealized appreciation on investments(3)	0.02	0.20	0.02
Net realized gain and net change in unrealized appreciation on total return swap	0.33	0.91	0.02
Net increase in net assets resulting from operations(3)	0.54	1.10	0.05
Shareholder distributions:
Distributions from net investment income	(0.18)	-	-
Distributions from net realized gains	(0.55)	(0.64)	-
Distributions in excess of net investment income(4)	-	(0.08)	-
Net decrease in net assets from shareholder distributions	(0.73)	(0.72)	-
Capital share transactions:
Issuance of common stock above net asset value(5)	0.09	0.14	9.00
Amortization of deferred offering expenses	-	(0.17)	(0.08)
Net increase (decrease) in net assets resulting from capital share transactions	0.09	(0.03)	8.92
Net asset value at end of period	$9.22	$9.32	8.97
Shares of common stock outstanding at end of period	53,818,629	15,510,178	500,338
Total investment return-net asset value(6)	6.92%	11.96%	(0.35%)
Net assets at beginning of period	$144,571	$4,487	4,503
Net assets at end of period	$496,389	$144,571	4,487
Average net assets	$313,044	$51,027	4,495

Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets(7)	2.08%	(0.10%)	0.06%
Ratio of net operating expenses to average net assets	3.58%	3.75%	-
Ratio of expense reimbursements and recoupments from IIG to average net assets	0.40%	7.76%	2.60%
Ratio of total expenses (before expense reimbursements and recoupments) to average net assets	3.98%	11.51%	2.60%
Ratio of gross operating expenses to average net assets(8)	0.80%	2.45%	0.93%
Portfolio turnover rate(9)	68.98%	14.97%	0.13%
Asset coverage ratio(10)	2.52	2.34	3.02

(1)

The per share data for the years ended December 31, 2014 and 2013 was derived by using the weighted average shares of common stock outstanding during each period. The per share data for the period from January 31, 2012 (Inception) through December 31, 2012 was derived by using the weighted average shares of common stock outstanding from the commencement of operations on December 17, 2012 through December 31, 2012.

(2)

Net investment income (loss) per share includes the expense reimbursements from IIG of $0.06 and $0.72 per share for the years ended December 31, 2014 and 2013, respectively, and expense recoupments of $0.02 per share for the year ended December 31, 2014. For the period from January 31, 2012 (Inception) through December 31, 2012, net investment income per share includes the expense reimbursements from IIG of $0.23 per share.

(3)

The amount shown for net realized gain and net change in unrealized appreciation on investment is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

(4)	Includes adjustments made to GAAP basis investment income to arrive at taxable income available for distributions.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

(5)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date.

(6)

Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company's distribution reinvestment plan and second amended and restated distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan and second amended and restated distribution reinvestment plan are issued at 95% (from January 1, 2013 through September 30, 2013) and 90% (from October 1, 2013 through December 31, 2014) of the then public offering price on the date of purchase, respectively. The total investment return-net asset value for the period from January 31, 2012 (Inception) through December 31, 2012 was calculated by taking the difference between (i) the net asset value per share as of December 31, 2012 and (ii) the net asset value per share on the day we commenced operations (December 17, 2012), and dividing such difference by the net asset value per share on the day we commenced operations. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full period are not annualized.

(7)

Excluding the expense reimbursements from IIG and the recoupment of expense reimbursements during the period, the ratio of net investment income (loss) to average net assets would have been 1.68%, (7.86%) and (2.54%) for the years ended December 31, 2014 and 2013, and for the period from January 31, 2012 (Inception) through December 31, 2012, respectively.

(8)

Operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates, and interest expense.

(9)

Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.

(10)

Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period, divided by (ii) total senior securities outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding TRS notional amount at the end of the period, less the total amount of cash collateral posted by Flatiron under the TRS, as well as unfunded commitments, for the year ended December 31, 2014, as senior securities.

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

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. These book/tax differences, which could be material, are primarily due to differing treatments of income and gains on various investments held by the Company. Permanent book/tax differences result in reclassifications to capital in excess of par value, accumulated undistributed net investment income, accumulated undistributed realized gain on investments, and accumulated undistributed realized gain on total return swap. During 2014 and 2013, the Company did not have any reclassifications as a result of permanent book/tax differences.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV and were as follows for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014		2013
	Amount	Percentage	Amount	Percentage
Ordinary income
Ordinary income (before expense reimbursements)(1)	$22,505	91.7%	$15	0.4%
Expense reimbursements	1,880	7.6%	3,959	99.6%
Realized long term capital gains	162	0.7%	-	-
Total	$24,547	100.0%	$3,974	100.0%

(1)	Includes short term capital gains of $18,365 and $3,523 for the years ended December 31, 2014 and 2013, respectively.

See Note 5, Distributions, for further information.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2014

(in thousands, except share and per share amounts)

As of December 31, 2014 and 2013, the components of accumulated earnings on a tax basis were as follows:

	December 31, 2014	December 31, 2013
Undistributed net investment income	$-	$80
Performance-based incentive fee on unrealized gains	-	(530)
Net unrealized (depreciation) appreciation on investments and total return swap	(6,059)	2,603
	$(6,059)	$2,153

As of December 31, 2014, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,913; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $8,972; the net unrealized depreciation was $6,059; and the aggregate cost of securities for Federal income tax purposes was $363,564.

As of December 31, 2013, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,726; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $123; the net unrealized appreciation was $2,603; and the aggregate cost of securities for Federal income tax purposes was $103,464.

Note 14. Selected Quarterly Financial Data (unaudited)

The following is the selected quarterly financial data as of and for the years ended December 31, 2014 and 2013. The following information reflects all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Investment income	$2,201	$3,634	$5,081	$6,797
Net investment (loss) income	(249)	64	2,573	4,132
Net realized and unrealized gain (loss) on investments and total return swap	4,956	4,428	1,565	(1,134)
Net increase in net assets resulting from operations	$4,707	$4,492	$4,138	$2,998
Net increase in net assets resulting from operations per share of common stock	$0.24	$0.16	$0.11	$0.06
Net asset value per share of common stock at end of quarter	$9.40	$9.38	$9.31	$9.22
Weighted average shares of common stock outstanding	19,995,555	28,393,882	37,849,989	47,729,930

Quarter Ended	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Investment income	$68	$246	$495	$1,054
Net investment (loss) income	(47)	155	603	(762)
Net realized and unrealized gain on investments and total return swap	666	544	1,305	3,638
Net increase in net assets resulting from operations	$619	$699	$1,908	$2,876
Net increase in net assets resulting from operations per share of common stock	$0.53	$0.24	$0.32	$0.24
Net asset value per share of common stock at end of quarter	$9.16	$9.17	$9.29	$9.32
Weighted average shares of common stock outstanding	1,164,423	2,878,270	6,019,520	11,905,290

The sum of quarterly per share amounts does not equal per share amounts reported for the years ended December 31, 2014 and 2013. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

In connection with the preparation of our annual consolidated financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Shareholders with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

4.1

Form of Subscription Agreement (Incorporated by reference to Exhibit (D) to Post-Effective Amendment No. 8 to Registrant’s Registration Statement on Form N-2 filed with the SEC on January 16, 2015 (File No. 333-178646)).

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

10.8

Eighth Amended and Restated Confirmation Letter Agreement dated as of March 4, 2015, by and between Flatiron Funding, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2015).

10.9

Amended and Restated Expense Support and Conditional Reimbursement Agreement dated as of December 13, 2013, by and between CĪON Investment Corporation and ICON Investment Group, LLC (Incorporated by reference to Exhibit (K)(5) to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form N-2 filed with the SEC on December 20, 2013 (File No. 333-178646)).

10.10

Amendment No. 1 to the Amended and Restated Expense Support and Conditional Reimbursement Agreement dated as of January 16, 2015, by and between CĪON Investment Corporation and ICON Investment Group, LLC (Incorporated by reference to Exhibit (K)(6) to Post-Effective Amendment No. 8 to Registrant’s Registration Statement on Form N-2 filed with the SEC on January 16, 2015 (File No. 333-178646)).

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

Date: March 26, 2015

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

Date: March 26, 2015

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