Form 10-Q
period 2015-03-31
CION Investment Corp
filed 2015-05-14
CIK 1534254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Not applicable
(Former name, former address and former fiscal year, if changed from last report)

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

 Yes [  ] No [x]

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 8, 2015 was 71,372,505.

CĪON INVESTMENT CORPORATION

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets

Investments, at fair value (amortized cost of $466,026
and $363,564, respectively)	$465,840	$361,914
Cash	4,216	9,474
Due from counterparty(1)	169,538	128,388
Receivable for common stock purchased	-	1,459
Interest receivable on investments	2,055	2,184
Receivable due on investment sold	3,261	-
Unrealized appreciation on total return swap(1)	1,640	-
Receivable due on total return swap(1)	6,261	4,557
Prepaid expenses and other assets	426	125
Total assets	$653,237	$508,101

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$37,441	$4,106
Shareholders' distributions payable(3)	4,402	-
Accounts payable and accrued expenses	690	515
Commissions payable for common stock purchased ($218 to CĪON Securities, LLC)	-	597
Accrued management fees	2,760	1,031
Accrued administrative services expense	441	570
Accrued recoupment of expense reimbursements from IIG(2)	837	-
Due to IIG - offering, organizational and other costs(4)	99	484
Unrealized depreciation on total return swap(1)	-	4,409
Accrued capital gains incentive fee(5)	1,454	-
Total liabilities	48,124	11,712

Commitments and contingencies (Note 4 and Note 10)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
64,734,704 and 53,818,629 shares issued and outstanding, respectively	65	54
Capital in excess of par value	605,048	502,394
Accumulated distributions in excess of net investment income	(1,454)	-
Accumulated net unrealized depreciation on investments	(186)	(1,650)
Accumulated net unrealized appreciation (depreciation) on total return swap(1)	1,640	(4,409)
Total shareholders' equity	605,113	496,389

Total liabilities and shareholders' equity	$653,237	$508,101

Net asset value per share of common stock at end of period	$9.35	$9.22

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

CĪON Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Investment income
Interest income	$8,444	$2,200
Fee and other income	470	-
Total investment income	8,914	2,200

Operating expenses
Management fees	2,760	909
Administrative services expense	454	415
Capital gains incentive fee(1)	1,454	525
Offering, organizational and other costs - IIG(2)	-	592
General and administrative(3)	1,278	1,058
Total expenses	5,946	3,499
Expense reimbursements from IIG(4)	-	(1,049)
Recoupment of expense reimbursements from IIG(4)	837	-
Net operating expenses	6,783	2,450
Net investment income (loss)	2,131	(250)

Realized and unrealized gains
Net realized gain on investments	575	174
Net change in unrealized appreciation on investments	1,464	611
Net realized gain on total return swap(5)	6,607	2,963
Net change in unrealized appreciation on total return swap(5)	6,049	1,208
Total net realized and unrealized gains	14,695	4,956

Net increase in net assets resulting from operations	$16,826	$4,706

Per share information—basic and diluted

Net increase in net assets per share resulting from operations	$0.29	$0.24

Weighted average shares of common stock outstanding	58,939,554	19,995,555

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(2)	See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by IIG and its affiliates.
(3)	See Note 9 for details of the Company's general and administrative expenses.
(4)	See Note 4 for a discussion of expense reimbursements from IIG and recoupment of expense reimbursements.
(5)	See Note 7 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income (loss)	$2,131	$(250)
Net realized gain on investments	575	174
Net change in unrealized appreciation on investments	1,464	611
Net realized gain on total return swap(1)	6,607	2,963
Net change in unrealized appreciation on total return swap(1)	6,049	1,208
Net increase in net assets resulting from operations	16,826	4,706
Changes in net assets from shareholders' distributions:(2)
Net investment income	(2,131)	-
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(6,408)	(2,360)
Net gain on TRS loan sales	(199)	(603)
Net realized gain on investments	(575)	(174)
Distributions in excess of net investment income(3)	(1,454)	(177)
Net decrease in net assets from shareholders' distributions	(10,767)	(3,314)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $10,016 and $7,750, respectively	99,715	77,173
Reinvestment of shareholder distributions	3,410	2,334
Repurchase of common stock	(460)	-
Net increase in net assets resulting from capital share transactions	102,665	79,507

Total increase in net assets	108,724	80,899
Net assets at beginning of period	496,389	144,571
Net assets at end of period	$605,113	$225,470

Net asset value per share of common stock at end of period	$9.35	$9.40
Shares of common stock outstanding at end of period	64,734,704	23,991,865

Undistributed (distributions in excess of) net investment income at end of period(3)	$(1,454)	$40

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2)	This table presents changes in net assets from shareholders` distributions on a GAAP basis. See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)

Distributions in excess of net investment income represent unearned capital gains incentive fees, which reduce GAAP basis net investment income available for distributions but does not reduce tax basis net investment income.  This tax-related adjustment represents additional distributions for tax purposes.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$16,826	$4,707
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(204)	(46)
Proceeds from principal repayment of investments	1,118	5,289
Purchase of investments	(115,528)	(66,997)
(Increase) decrease in short term investments, net	(22,838)	380
Proceeds from sale of investments	35,565	13,166
Net realized gain on investments	(575)	(174)
Net unrealized appreciation on investments	(1,464)	(611)
Net unrealized appreciation on total return swap(1)	(6,049)	(1,208)
Increase in due from counterparty(1)	(41,150)	(27,665)
Increase in accrued reimbursement of expense support(2)	837	546
(Increase) decrease in prepaid expenses and other assets	(301)	53
Decrease (increase) in interest receivable on investments	129	(275)
Increase in receivable due on investment sold	(3,261)	(6,357)
Increase in receivable due on total return swap(1)	(1,704)	(1,008)
Increase in payable for investments purchased	33,335	4,105
Increase in accrued capital gains incentive fee on unrealized appreciation	1,454	387
Increase in accounts payable and accrued expenses	146	56
Decrease in accrued administrative services expense	(129)	-
Increase in accrued management fees	1,729	-
Increase in due to IIG - other(3)	-	379
(Decrease) increase in due to IIG - offering, organizational and other costs(3)	(385)	41
Net cash used in operating activities	(102,449)	(75,232)

Financing activities:
Gross proceeds from issuance of common stock	111,190	84,924
Commissions and dealer manager fees paid	(10,584)	(7,751)
Repurchase of common stock	(460)	-
Shareholders' distributions paid(4)	(2,955)	(1,876)
Net cash provided by financing activities	97,191	75,297

Net (decrease) increase in cash	(5,258)	65
Cash, beginning of period	9,474	450
Cash, end of period	$4,216	$515

Supplemental non-cash financing activities:
Reinvestment of shareholders` distributions	$3,410	$2,334
Shareholders' distributions payable	$4,402	$-

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2)	See Note 4 for a discussion of expense reimbursements from IIG and recoupment of expense reimbursements.
(3)	See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by IIG and its affiliates.
(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2015

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Senior Secured First Lien Debt - 13.3%
Accruent, LLC, L+625, 1.00% LIBOR Floor, 11/25/2019	3 Month LIBOR	High Tech Industries	$2,985	$2,979	$2,985
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019(d)	3 Month LIBOR	High Tech Industries	8,710	8,670	8,710
F+W Media, Inc., L+650, 1.25% LIBOR Floor, 6/30/2019	3 Month LIBOR	Media: Diversified & Production	11,123	10,721	10,845
Ignite Restaurant Group, Inc., L+700, 1.00% LIBOR Floor, 2/13/2019	3 Month LIBOR	Beverage, Food & Tobacco	14,925	14,727	14,776
Infogroup Inc., L+600, 1.50% LIBOR Floor, 5/26/2018	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,829	10,317	10,233
Nathan’s Famous, Inc., 10.00%, 3/15/2020(g)	None	Beverage, Food & Tobacco	6,000	6,000	6,307
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,753	1,727	1,763
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	6 Month LIBOR	Healthcare & Pharmaceuticals	4,859	4,778	4,434
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	3 Month LIBOR	Energy: Oil & Gas	1,438	1,426	1,359
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/10/2018(d)	1 Month LIBOR	Hotel, Gaming & Leisure	15,943	15,781	15,943
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	705	695	697
US Joiner Holding Company, L+600, 1.00% LIBOR Floor, 4/16/2020	3 Month LIBOR	Capital Equipment	2,618	2,584	2,611
Total Senior Secured First Lien Debt				80,405	80,663
Senior Secured Second Lien Debt - 49.2%
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022	3 Month LIBOR	Services: Business	6,400	6,029	6,048
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,153	10,137
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2021	3 Month LIBOR	Construction & Building	3,700	3,666	3,644
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020(h)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	750	757	752
Blue Ribbon, LLC, L+825, 1.00% LIBOR Floor, 11/13/2022	3 Month LIBOR	Beverage, Food & Tobacco	15,000	14,848	14,813
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000	5,003	4,925
EISI LLC, L+850, 1.00% LIBOR Floor, 9/23/2020	3 Month LIBOR	High Tech Industries	20,000	19,650	19,800
Elements Behavioral Health, Inc., L+875, 1.00% LIBOR Floor, 2/11/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,957	4,965
Emerald 3 Limited, L+700, 1.00% LIBOR Floor, 5/16/2022(g)	3 Month LIBOR	Environmental Industries	5,000	4,954	4,850
Flexera Software LLC, L+700, 1.00% LIBOR Floor, 4/2/2021	3 Month LIBOR	High Tech Industries	833	815	821
Fram Group Holdings Inc., L+900, 1.50% LIBOR Floor, 1/29/2018	1 Month LIBOR	Automotive	90	89	88
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	6 Month LIBOR	Services: Consumer	800	797	802
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022	3 Month LIBOR	Services: Business	9,910	9,846	9,712
Global Tel*Link Corporation, L+775, 1.25% LIBOR Floor, 11/23/2020	3 Month LIBOR	Telecommunications	9,500	9,486	9,280
GTCR Valor Companies, Inc., L+850, 1.00% LIBOR Floor, 11/30/2021	3 Month LIBOR	High Tech Industries	5,000	4,957	4,825
H.D. Vest, Inc., L+825, 1.25% LIBOR Floor, 6/18/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	17,500	17,419	17,371
Hilex Poly Co. LLC, L+875, 1.00% LIBOR Floor, 6/5/2022(h)	3 Month LIBOR	Containers, Packaging & Glass	12,409	12,161	12,440
Institutional Shareholder Services Inc., L+750, 1.00% LIBOR Floor, 4/30/2022	3 Month LIBOR	Services: Business	5,860	5,834	5,772
Landslide Holdings, Inc., L+725, 1.00% LIBOR Floor, 2/25/2021	3 Month LIBOR	Services: Business	9,830	9,838	9,535
Lanyon Solutions, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	High Tech Industries	2,273	2,263	2,205
Learfield Communications, Inc., L+775, 1.00% LIBOR Floor, 10/9/2021	3 Month LIBOR	Media: Broadcasting & Subscription	1,417	1,405	1,421
Mergermarket USA, Inc., L +650, 1.00% LIBOR Floor, 2/4/2022	3 Month LIBOR	Services: Business	2,000	1,991	1,830
Mitchell International, Inc., L+750, 1.00% LIBOR Floor, 10/11/2021(h)	1 Month LIBOR	High Tech Industries	4,000	3,974	3,990
MSC.Software Corporation, L+750, 1.00% LIBOR Floor, 5/29/2021	3 Month LIBOR	High Tech Industries	7,820	7,763	7,703
Navex Global, Inc., L+875, 1.00% LIBOR Floor, 11/18/2022	6 Month LIBOR	High Tech Industries	8,000	7,844	7,920
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021(h)	3 Month LIBOR	Chemicals, Plastics & Rubber	2,969	2,984	2,954
Pike Corporation, L+850, 1.00% LIBOR Floor, 6/22/2022(h)	1 Month LIBOR	Energy: Electricity	10,000	9,833	9,975
PODS, LLC, L+825, 1.00% LIBOR Floor, 2/2/2023(h)	3 Month LIBOR	Services: Consumer	9,984	9,924	10,059
PSC Industrial Holdings Corp., L+825, 1.00% LIBOR Floor, 12/5/2021	1 Month LIBOR	Services: Business	10,000	9,805	9,975
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	4,500	4,475	4,444
SI Organization, Inc., L+800, 1.00% LIBOR Floor, 5/23/2020	3 Month LIBOR	Services: Business	1,511	1,497	1,534
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021	3 Month LIBOR	Hotel, Gaming & Leisure	6,220	6,220	6,251
Survey Sampling International, LLC, L+900, 1.00% LIBOR Floor, 12/16/2021	1 Month LIBOR	Services: Business	15,000	14,708	14,737
TASC, Inc., 12.00%, 5/23/2021(g)	None	Services: Business	7,332	7,105	7,790
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020(h)	3 Month LIBOR	Media: Broadcasting & Subscription	1,106	1,089	1,090
TMK Hawk Parent, Corp., L+750, 1.00% LIBOR Floor, 10/1/2022	3 Month LIBOR	Beverage, Food & Tobacco	15,000	14,855	15,000
TransFirst Inc., L+800, 1.00% LIBOR Floor, 11/11/2022	6 Month LIBOR	Banking, Finance, Insurance & Real Estate	7,087	7,019	7,126
U.S. Renal Care, Inc., L+900, 1.25% LIBOR Floor, 1/3/2020(h)	3 Month LIBOR	Healthcare & Pharmaceuticals	3,486	3,527	3,525
Vestcom International, Inc., L+775, 1.00% LIBOR Floor, 9/30/2022	3 Month LIBOR	Services: Business	15,000	14,931	14,850
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022	6 Month LIBOR	Automotive	14,000	13,905	14,070

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2015

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(h)	1 Month LIBOR	Beverage, Food & Tobacco	7,488	7,339	7,001
WP CPP Holdings, LLC, L+775, 1.00% LIBOR Floor, 4/30/2021	3 Month LIBOR	Aerospace & Defense	1,435	1,429	1,428
Total Senior Secured Second Lien Debt				297,144	297,458
Collateralized Securities and Structured Products - Debt - 4.7%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	2,000	2,034	1,980
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	610	619	604
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(g)	3 Month LIBOR	Diversified Financials	5,400	5,400	5,388
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(f)(g)	3 Month LIBOR	Diversified Financials	5,000	4,533	4,478
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,000	1,862	1,837
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,500	2,312	2,194
JPMorgan Chase Bank, N.A. Credit Link Note, L+1225, 12/20/2021(g)	3 Month LIBOR	Diversified Financials	5,000	5,000	4,953
NXT Capital CLO 2014-1, LLC Class E Notes, L+550, 4/23/2026(f)(g)	3 Month LIBOR	Diversified Financials	7,500	7,018	6,813
Total Collateralized Securities and Structured Products - Debt				28,778	28,247
Collateralized Securities and Structured Products - Equity - 4.3%
APIDOS CLO XVI Subordinated Notes, 12.24% Estimated Yield, 1/19/2025(g)(h)	(e)	Diversified Financials	9,000	6,005	6,005
CENT CLO 19 Limited Subordinated Notes, 11.80% Estimated Yield, 10/29/2025(g)(h)	(e)	Diversified Financials	2,000	1,534	1,534
Dryden XXIII Senior Loan Fund Subordinated Notes, 12.09% Estimated Yield, 7/17/2023(g)(h)	(e)	Diversified Financials	9,250	6,752	6,753
Galaxy XV CLO LTD Class A Subordinated Notes, 12.45% Estimated Yield, 4/15/2025(g)(h)	(e)	Diversified Financials	4,000	2,872	2,872
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 15.00% Estimated Yield, 10/18/2025(g)	(e)	Diversified Financials	8,146	7,444	7,413
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 15.00% Estimated Yield, 10/20/2025(g)	(e)	Diversified Financials	2,000	1,904	1,707
Total Collateralized Securities and Structured Products - Equity				26,511	26,284
Short Term Investments - 5.5%(i)
First American Treasury Obligations Fund, Class Z Shares(j)			33,188	33,188	33,188
Total Short Term Investments				33,188	33,188
TOTAL INVESTMENTS - 77.0%				$466,026	$465,840
OTHER ASSETS IN EXCESS OF LIABILITIES - 23.0%					$139,273
NET ASSETS - 100%					$605,113
TOTAL RETURN SWAP - 0.3%			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (see Note 7)			$593,494		$1,640

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

(b)

The 1, 3 and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.18%, 0.27% and 0.40%, respectively, as of March 31, 2015.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2015, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2015.

(c)	Fair value determined by the Company’s board of directors (see Note 8).
(d)

As discussed in Note 10, the Company is committed, upon the satisfaction of certain conditions, to fund an additional $1,207 and $4,010 as of March 31, 2015 to ECI Acquisition Holdings, Inc. and Studio Movie Grill Holdings, LLC, respectively.  As of May 8, 2015, the Company is committed, upon the satisfaction of certain conditions, to fund an additional $1,207 and $3,540 to ECI Acquisition Holdings, Inc. and Studio Movie Grill Holdings, LLC, respectively.

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

(f)

Great Lakes CLO 2014-1 Class E Notes, Ivy Hill Middle Market Credit Fund VII Class E Notes and NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of March 31, 2015. JFIN CLO 2014 Class E Notes were rated BB on S&P's credit scale as of March 31, 2015.

(g)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2015, 87.3% of the Company’s total assets represented qualifying assets. In addition, as described in Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 83.3% of the Company’s total assets represented qualifying assets as of March 31, 2015.

(h)	Position or portion thereof unsettled as of March 31, 2015.
(i)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(j)	Effective yield as of March 31, 2015 is <0.01%.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2014

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Senior Secured First Lien Debt - 13.9%
Accruent, LLC, L+625, 1.00% LIBOR Floor, 11/25/2019	3 Month LIBOR	High Tech Industries	$2,993	$2,986	$2,993
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019(d)	3 Month LIBOR	High Tech Industries	8,214	8,170	8,214
F+W Media, Inc., L+650, 1.25% LIBOR Floor, 6/30/2019	3 Month LIBOR	Media: Diversified & Production	6,443	6,220	6,298
Ignite Restaurant Group, Inc., L+700, 1.00% LIBOR Floor, 2/13/2019	3 Month LIBOR	Beverage, Food & Tobacco	14,963	14,753	14,814
Infogroup Inc., L+600, 1.50% LIBOR Floor, 5/26/2018	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,828	10,281	10,098
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,758	1,730	1,745
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	4,871	4,782	4,746
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	3 Month LIBOR	Energy: Oil & Gas	1,442	1,429	1,377
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/10/2018(d)	3 Month LIBOR	Hotel, Gaming & Leisure	13,588	13,401	13,452
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	1,611	1,586	1,571
US Joiner Holding Company, L+600, 1.00% LIBOR Floor, 4/16/2020	3 Month LIBOR	Capital Equipment	3,955	3,901	3,896
Total Senior Secured First Lien Debt				69,239	69,204
Senior Secured Second Lien Debt - 49.4%
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022	1 Month LIBOR	Services: Business	6,400	6,018	6,048
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,149	10,137
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2021	3 Month LIBOR	Construction & Building	3,700	3,663	3,626
Blue Ribbon, LLC, L+825, 1.00% LIBOR Floor, 11/13/2022	1 Month LIBOR	Beverage, Food & Tobacco	8,000	7,900	7,900
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000	5,003	4,975
EISI LLC, L+850, 1.00% LIBOR Floor, 9/23/2020	3 Month LIBOR	High Tech Industries	20,000	19,663	19,800
Elements Behavioral Health, Inc., L+875, 1.00% LIBOR Floor, 2/11/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,955	4,970
Emerald 3 Limited, L+700, 1.00% LIBOR Floor, 5/16/2022(g)	3 Month LIBOR	Environmental Industries	5,000	4,952	4,850
Fram Group Holdings Inc., L+900, 1.50% LIBOR Floor, 1/29/2018	1 Month LIBOR	Automotive	90	88	88
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	3 Month LIBOR	Services: Consumer	800	797	792
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022	1 Month LIBOR	Services: Business	9,910	9,856	9,637
Global Tel*Link Corporation, L+775, 1.25% LIBOR Floor, 11/23/2020	3 Month LIBOR	Telecommunications	9,500	9,484	9,369
GTCR Valor Companies, Inc., L+850, 1.00% LIBOR Floor, 11/30/2021	3 Month LIBOR	High Tech Industries	5,000	4,955	4,850
H.D. Vest, Inc., L+800, 1.25% LIBOR Floor, 6/18/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	854	846	848
Hilex Poly Co. LLC, L+875, 1.00% LIBOR Floor, 6/5/2022	3 Month LIBOR	Containers, Packaging & Glass	10,000	9,751	9,800
Institutional Shareholder Services Inc., L+750, 1.00% LIBOR Floor, 4/30/2022	3 Month LIBOR	Services: Business	5,860	5,834	5,772
Landslide Holdings, Inc., L+725, 1.00% LIBOR Floor, 2/25/2021	3 Month LIBOR	Services: Business	9,830	9,842	9,535
Lanyon Solutions, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	High Tech Industries	2,273	2,263	2,216
Learfield Communications, Inc., L+775, 1.00% LIBOR Floor, 10/9/2021	3 Month LIBOR	Media: Broadcasting & Subscription	1,417	1,405	1,410
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	3 Month LIBOR	Services: Business	2,000	1,990	1,895
MSC.Software Corporation, L+750, 1.00% LIBOR Floor, 5/29/2021	3 Month LIBOR	High Tech Industries	7,820	7,761	7,664
Navex Global, Inc., L+875, 1.00% LIBOR Floor, 11/18/2022	3 Month LIBOR	Services: Business	8,000	7,841	7,880
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	2,441	2,459	2,387
Pike Corporation, L+850, 1.00% LIBOR Floor, 6/22/2022	1 Month LIBOR	Energy: Electricity	6,000	5,850	5,932
PSC Industrial Holdings Corp., L+825, 1.00% LIBOR Floor, 12/5/2021	1 Month LIBOR	Services: Business	10,000	9,800	9,850
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	4,500	4,472	4,444
SI Organization, Inc., L+800, 1.00% LIBOR Floor, 5/23/2020	3 Month LIBOR	Services: Business	1,511	1,497	1,496
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021	3 Month LIBOR	Hotel, Gaming & Leisure	6,220	6,220	6,251
Survey Sampling International, LLC, L+900, 1.00% LIBOR Floor, 12/16/2021	3 Month LIBOR	Services: Business	15,000	14,701	14,738
TASC, Inc., 12.00%, 5/23/2021(h)	3 Month LIBOR	Services: Business	7,332	7,099	7,497
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	675	671	667
TMK Hawk Parent, Corp., L+750, 1.00% LIBOR Floor, 10/1/2022	3 Month LIBOR	Beverage, Food & Tobacco	15,000	14,852	14,925
TransFirst Inc., L+800, 1.00% LIBOR Floor, 11/11/2022	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	7,087	7,016	7,019
U.S. Renal Care, Inc., L+900, 1.25% LIBOR Floor, 1/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	486	492	487
Vestcom International, Inc., L+775, 1.00% LIBOR Floor, 9/30/2022	6 Month LIBOR	Services: Business	15,000	14,927	14,775
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022	3 Month LIBOR	Automotive	14,000	13,899	14,035
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022	1 Month LIBOR	Beverage, Food & Tobacco	5,488	5,494	5,323
WP CPP Holdings, LLC, L+775, 1.00% LIBOR Floor, 4/30/2021	3 Month LIBOR	Aerospace & Defense	1,435	1,429	1,370
Total Senior Secured Second Lien Debt				245,894	245,258

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (continued)

December 31, 2014

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Collateralized Securities and Structured Products - Debt - 5.6%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	2,000	2,035	1,999
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	610	620	610
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(g)	3 Month LIBOR	Diversified Financials	5,400	5,400	5,400
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(f)(g)	3 Month LIBOR	Diversified Financials	5,000	4,522	4,325
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,000	1,860	1,815
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,500	2,308	2,168
JPMorgan Chase Bank, N.A. Credit Link Note, L+1,225, 12/20/2021(g)	3 Month LIBOR	Diversified Financials	5,000	5,000	5,048
NXT Capital CLO 2014-1, LLC, Class E Notes, L+550, 4/23/2026(f)(g)	3 Month LIBOR	Diversified Financials	7,500	7,007	6,600
Total Collateralized Securities and Structured Products - Debt				28,752	27,965
Collateralized Securities and Structured Products - Equity - 1.8%
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 14% Estimated Yield, 10/18/2025(g)	(e)	Diversified Financials	8,146	7,427	7,413
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 14% Estimated Yield, 10/20/2025(g)	(e)	Diversified Financials	2,000	1,902	1,724
Total Collateralized Securities and Structured Products - Equity				9,329	9,137
Short Term Investments - 2.1%(i)
First American Treasury Obligations Fund, Class Z Shares(j)			10,350	10,350	10,350
Total Short Term Investments				10,350	10,350
TOTAL INVESTMENTS - 72.9%				$363,564	$361,914
OTHER ASSETS IN EXCESS OF LIABILITIES - 27.1%					$134,475
NET ASSETS - 100%					$496,389

TOTAL RETURN SWAP - (0.9%)			Notional Amount		Unrealized Depreciation
Citibank TRS Facility (see Note 7)			$431,979		$(4,409)

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

(b)

The 1, 3 and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.17%, 0.26% and 0.36%, respectively, as of December 31, 2014.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2014, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2014.

(c)	Fair value determined by the Company’s board of directors (see Note 8).
(d)

As discussed in Note 10, the Company is committed, upon the satisfaction of certain conditions, to fund an additional $1,724 and $6,388 as of December 31, 2014 to ECI Acquisition Holdings, Inc. and Studio Movie Grill Holdings, LLC, respectively.  As of March 25, 2015, the Company is committed, upon the satisfaction of certain conditions,  to fund an additional $1,207 and $4,245 to ECI Acquisition Holdings, Inc. and Studio Movie Grill Holdings, LLC, respectively.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2014 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2014 are derived from the 2014 audited consolidated financial statements.

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

Short Term Investments

Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $33,188 and $10,350 of such investments at March 31, 2015 and December 31, 2014, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

The following table summarizes offering, organizational and other costs incurred by IIG and by the Company from January 31, 2012 (Inception) through March 31, 2015:

	Offering, Organizational and Other Costs Incurred by IIG
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(5)	Total
Year Ended
December 31, 2012(1)	$192	$1,620	$200	$2,012
December 31, 2013	-	-	-	-
December 31, 2014	-	-	-	-
Three Months Ended
March 31, 2015	-	-	-	-
Total	192	1,620	200	2,012
Costs submitted for reimbursement by IIG(2)	(192)	(1,620)	(200)	(2,012)
Total Unreimbursed Costs at March 31, 2015	$-	$-	$-	$-

	Offering, Organizational and Other Costs Incurred by the Company(3)
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(5)	Total
Year Ended
December 31, 2012(1)	$-	$30	$-	$30
December 31, 2013	-	1,787	-	1,787
December 31, 2014	-	2,026	-	2,026
Three Months Ended
March 31, 2015	-	481	-	481
Total	-	4,324	-	4,324
Costs reimbursed by the Company(2)	192	1,620	200	2,012
Total Costs Incurred by the Company	$192	$5,944	$200	$6,336

Costs paid as of March 31, 2015	$192	$5,750	$200	$6,142
Costs accrued as of March 31, 2015(4)	-	194	-	194
Total Costs Incurred by the Company	$192	$5,944	$200	$6,336

(1)

IIG originally incurred all offering, organizational and other costs prior to the commencement of operations on December 17, 2012. Subsequent to the commencement of operations, the Company incurred all offering and organizational costs and such costs, including reimbursement of costs originally incurred by IIG, will not exceed 1.5% of the actual gross proceeds raised from the offering. See Note 4 for actual gross proceeds raised from the offering and the amount of offering and organizational costs that can be paid by the Company.

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
(4)

Of this amount, $99 is presented as Due to IIG - offering, organizational and other costs on the consolidated balance sheets. The remainder is included in accounts payable and accrued expenses on the consolidated balance sheets.

(5)

Amounts represent general and administrative expenses, consisting primarily of professional fees and insurance expense, incurred by IIG related to the Company prior to December 17, 2012 and are included in offering, organizational and other costs - IIG in the consolidated statements of operations. For Financial Industry Regulatory Authority, Inc., or FINRA, purposes, these costs are treated as offering and organizational costs and are subject to reimbursement by the Company in accordance with the investment advisory agreement.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

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

Book and tax differences relating to permanent differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP (see Note 5). During the three months ended March 31, 2015 and 2014, the Company declared distributions of $10,767 and $3,314, respectively.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

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

The Company’s investments, excluding short term investments,  consist primarily of debt securities that are traded on a private over-the-counter market for institutional investments. CIM attempts to obtain market quotations from at least two brokers or dealers for each investment (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). CIM utilizes mid-market pricing to determine fair value unless a different point within the range is more representative. Because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs result in Level 3 classification within the fair value hierarchy.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

Revenue Recognition

Securities transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts. Loan origination fees, original issue discounts, and market discounts/premiums are recorded and such amounts are amortized as adjustments to interest income over the respective term of the loan using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. The Company records prepayment premiums on loans and debt securities as interest income when it receives such amounts. In addition, the Company may generate revenue in the form of commitment, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with investments are recognized when earned.

The Company may have investments in its investment portfolio that contain a PIK interest provision. Any PIK interest would be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For the three months ended March 31, 2015 and 2014, the Company did not record any PIK interest from its investments.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

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

Note 3. Share Transactions

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	10,602,475	$109,731	8,232,851	$84,924
Reinvestment of distributions	362,547	3,410	248,836	2,334
Total gross shares/proceeds	10,965,022	113,141	8,481,687	87,258
Sales commissions and dealer manager fees	-	(10,016)	-	(7,750)
Net shares/proceeds from the offering	10,965,022	103,125	8,481,687	79,508
Share repurchase program	(48,947)	(460)	-	-
Net shares/proceeds from share transactions	10,916,075	$102,665	8,481,687	$79,508

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

During the three months ended March 31, 2015 and 2014, the Company sold 10,965,022 and 8,481,687 shares, respectively, at an average price per share of $10.32 and $10.29, respectively.

Reinvestment of shareholder distributions and share repurchases are included in the gross proceeds from the Company’s offering for purposes of determining the total amount of offering and organizational costs that can be paid by the Company (see Note 4).

As of March 31, 2015, the Company sold 64,734,704 shares of common stock for net proceeds of $663,808 at an average price per share of $10.25. The net proceeds include gross proceeds received from reinvested shareholder distributions of $18,950, for which the Company issued 2,014,344 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $945, for which the Company repurchased 100,487 shares of common stock.

During the period from April 1, 2015 to May 8, 2015, the Company sold 6,637,801 shares of common stock for net proceeds of $68,186 at an average price per share of $10.27. The net proceeds include gross proceeds received from reinvested shareholder distributions of $4,319, for which the Company issued 459,295 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $398, for which the Company repurchased 42,288 shares of common stock.

Since commencing its continuous public offering on July 2, 2012 and through May 8, 2015, the Company sold 71,372,505 shares of common stock for net proceeds of $731,994 at an average price per share of $10.26. The net proceeds include gross proceeds received from reinvested shareholder distributions of $23,269, for which the Company issued 2,473,639 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $1,343, for which the Company repurchased 142,775 shares of common stock.

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

The following table summarizes the share repurchases completed during the three months ended March 31, 2015:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2015	January 7, 2015	48,947	100%	$9.41	$460
Total		48,947			$460

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

Note 4. Transactions with Related Parties

For the three months ended March 31, 2015 and 2014, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2015	2014(3)
CĪON Securities, LLC	Dealer manager	Dealer manager fees(1)	$3,251	$2,513
CIM	Investment adviser	Management fees(2)	2,760	909
CIM	Investment adviser	Incentive fees(2)	1,454	525
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	454	415
IIG	Sponsor	Reimbursement of offering, organizational and other costs(2)	-	592
IIG	Sponsor	Recoupment of expense support(2)	837	-
			$8,756	$4,954

(1)			Amounts charged directly to equity.
(2)			Amounts charged directly to operations.
(3)

For the three months ended March 31, 2014, all management fees, $1 of administrative services expense, and $139 of incentive fees were supported pursuant to the expense support and conditional reimbursement agreement.

The Company has entered into certain agreements with CIM’s affiliate, CĪON Securities, LLC, formerly known as ICON Securities, LLC, or CĪON Securities, whereby the Company pays certain fees and reimbursements. CĪON Securities is entitled to receive a 3% dealer manager fee from gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its continuous public offering on July 2, 2012 and through May 8, 2015, the Company paid or accrued sales commissions of $42,716 to the selling dealers and dealer manager fees of $20,758 to CĪON Securities.

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

The Company accrues the capital gains incentive fee based on net realized gains and unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three months ended March 31, 2015 and 2014, the Company recorded capital gains incentive fees related to unrealized appreciation of $1,454  and $386, respectively.

At March 31, 2015, the Company’s liability for capital gains incentive fees was $1,454, which represents capital gains incentive fees related to unrealized appreciation. With respect to the TRS, CIM will become entitled to a capital gains incentive fee only upon the termination or disposition of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS will be realized. See Note 2 and Note 7 for an additional discussion of CIM’s entitlement to receive incentive fees and accrual of the incentive fee on capital gains with respect to the TRS.

The Company entered into an administration agreement with CIM’s affiliate, ICON Capital, LLC, or ICON Capital, pursuant to which ICON Capital furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. On October 31, 2014, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement for a period of twelve months commencing December 17, 2014. ICON Capital is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement will be for the lower of ICON Capital’s actual costs or the amount that the Company would be required to pay for comparable administrative services in the same geographic location. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

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

With respect to the payment of offering and organizational costs, the Company will continue to interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.  Consistent with this interpretation, on May 30, 2013, IIG paid the Company $1,000, plus interest accrued at a rate of 7% per year.

From inception through March 31, 2015, IIG and its affiliates incurred offering, organizational and other pre-effective costs of $2,012. Of these costs, $1,812 represented offering and organizational costs, all of which have been submitted to the Company for reimbursement. The Company paid $450 in October 2013, $550 in March 2014, $592 in May 2014 and $420 in March 2015.  No additional material offering, organizational or other pre-effective costs have been incurred by IIG or its affiliates subsequent to March 31, 2015.

As of March 31, 2015, the Company raised gross proceeds of $663,808, of which it can pay up to $9,957 in offering and organizational costs (which represents 1.5% of the actual gross proceeds raised). Through March 31, 2015, the Company paid $6,142 of such costs, leaving an additional $3,815 that can be paid. As of May 8, 2015, the Company raised gross proceeds of $731,994, of which it can pay up to $10,980 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through May 8, 2015, the Company paid $6,368 of such costs, leaving an additional $4,612 that can be paid.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse the Company for expenses in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. Pursuant to the expense support and conditional reimbursement agreement, the Company has a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies exceeds the distributions paid by the Company to its shareholders. For the three months ended March 31, 2015, the Company did not receive any expense reimbursements from IIG. For the three months ended March 31, 2014, the total expense reimbursement from IIG was $1,049 relating to certain operating expenses.

On December 13, 2013 and January 16, 2015, the Company and IIG amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from January 30, 2014 to January 30, 2015 and from January 30, 2015 to December 31, 2015, respectively.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by the Company for each of the following three month periods.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$117	$117	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819	819	-	2.75%	7.00%	March 31, 2016
June 30, 2013	1,148	523	625	1.43%	7.00%	June 30, 2016
September 30, 2013	1,297	-	1,297	0.49%	7.00%	September 30, 2016
December 31, 2013	695	-	695	0.31%	7.00%	December 31, 2016
March 31, 2014	1,049	-	1,049	0.27%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.31%	7.00%	June 30, 2017
September 30, 2014	-	-	-	0.13%	7.00%	September 30, 2017
December 31, 2014	831	-	831	0.15%	7.00%	December 31, 2017
March 31, 2015	-	-	-	0.74%	7.00%	March 31, 2018
Total	$5,956	$1,459	$4,497

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

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. During the three months ended March 31, 2015, the Company recorded obligations to repay expense reimbursements to IIG of $837. During the three months ended March 31, 2014, the Company did not record any obligation to repay expense reimbursements to IIG. The Company may or may not be requested to reimburse any remaining costs in the future.

As of March 31, 2015 and December 31, 2014, the total net liability payable to CIM and its affiliates was $4,144 and $2,303, respectively, which primarily related to fees earned by CIM during the preceding three months of each period.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG, which are subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. A substantial portion of the Company’s distributions have resulted, and future distributions may result, from expense reimbursements from IIG, which are subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital for tax purposes. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or IIG continues to make such expense reimbursements. Shareholders should also understand that the Company’s future repayments will reduce the distributions that they would otherwise receive.  There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.  IIG has no obligation to provide expense reimbursements to the Company in future periods.  For the three months ended March 31, 2015, the Company did not receive any expense reimbursements from IIG.  For the three months ended March 31, 2014, if expense reimbursements from IIG were not supported, some or all of the distributions may have been a return of capital for tax purposes.

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

Note 5. Distributions

The Company’s board of directors declared distributions for forty-nine and thirteen record dates during the year ended December 31, 2014 and three months ended March 31, 2015, respectively. Declared distributions are paid monthly.

The following table presents cash distributions per share that were declared during the year ended December 31, 2014 and three months ended March 31, 2015:

	Distributions
Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014 (nine record dates)	$0.1679	$3,315
June 30, 2014 (thirteen record dates)	0.1829	5,120
September 30, 2014 (fourteen record dates)	0.1969	7,396
December 31, 2014 (thirteen record dates)	0.1829	8,716
Total distributions for the year ended December 31, 2014	$0.7306	$24,547

Fiscal 2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
Total distributions for the three months ended March 31, 2015	$0.1829	$10,767

On, February 1, 2014, the Company changed from semi-monthly closings to weekly closings for the sale of the Company’s shares pursuant to its continuous public offering. As result, the Company’s board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of common stock.

On March 13, 2015, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on April 29, 2015 to shareholders of record on April 7, April 14, April 21, and April 28, 2015. On April 15, 2015 the Company`s board of directors declared four weekly cash distributions of $0.014067 per share, payable on May 27, 2015 to shareholders of record on May 5, May 12, May 19, and May 26, 2015.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

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

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income(1)	$0.0362	$2,131	19.8%	$-	$-	-
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.1088	6,408	59.5%	0.1197	2,360	71.3%
Net gain on TRS loan sales	0.0034	199	1.9%	0.0306	603	18.2%
Net realized gain on investments	0.0098	575	5.3%	0.0087	174	5.2%
Distributions in excess of net investment income(2)	0.0247	1,454	13.5%	0.0089	177	5.3%
Total distributions	$0.1829	$10,767	100.0%	$0.1679	$3,314	100.0%

(1)	Distributions from net investment income includes expense support from IIG of $1,049 related to the three months ended March 31, 2014.
(2)

Distributions in excess of net investment income represent unearned capital gains incentive fees, which reduce GAAP basis net investment income available for distributions but does not reduce tax basis net investment income.  This tax-related adjustment represents additional distributions for tax purposes. On a GAAP basis, distributions in excess of net investment income represent a return of capital.

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

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. These book/tax differences, which could be material, are primarily due to differing treatments of income and gains on various investments held by the Company. Permanent book/tax differences result in reclassifications to capital in excess of par value, accumulated undistributed net investment income, accumulated undistributed realized gain on investments, and accumulated undistributed realized gain on total return swap. During 2014, the Company did not have any reclassifications as a result of permanent book/tax differences.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. All distributions for 2014 were characterized as ordinary income distributions for federal income tax purposes.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

The tax components of accumulated earnings for the current year will be determined at year end. As of December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

December 31, 2014
Undistributed net investment income	$-
Performance-based incentive fee on unrealized gains	-
Net unrealized depreciation on investments and total return swap	(6,059)
$(6,059)

As of March 31, 2015, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $9,399; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $7,945; the net unrealized appreciation was $1,454; and the aggregate cost of securities for Federal income tax purposes was $466,026.

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

Note 6. Investments

The composition of the Company’s investment portfolio as of March 31, 2015 and December 31, 2014 at amortized cost and fair value was as follows:

	March 31, 2015			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$80,405	$80,663	18.6%	$69,239	$69,204	19.7%
Senior secured second lien debt	297,144	297,458	68.8%	245,894	245,258	69.8%
Collateralized securities and structured products - debt	28,778	28,247	6.5%	28,752	27,965	8.0%
Collateralized securities and structured products - equity	26,511	26,284	6.1%	9,329	9,137	2.5%
Subtotal/total percentage	432,838	432,652	100.0%	353,214	351,564	100.0%
Short term investments(2)	33,188	33,188		10,350	10,350
Total investments	$466,026	$465,840		$363,564	$361,914

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on the Company’s investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$81,783	18.9%	$89,123	25.4%
High Tech Industries	58,959	13.6%	45,737	13.0%
Beverage, Food & Tobacco	57,897	13.4%	42,962	12.2%
Diversified Financials	54,531	12.6%	37,102	10.6%
Banking, Finance, Insurance & Real Estate	25,249	5.8%	7,867	2.2%
Hotel, Gaming & Leisure	22,194	5.1%	19,703	5.6%
Media: Advertising, Printing & Publishing	20,370	4.7%	20,235	5.8%
Automotive	14,158	3.3%	14,123	4.0%
Telecommunications	13,724	3.2%	13,813	3.9%
Healthcare & Pharmaceuticals	12,924	3.0%	10,203	2.9%
Containers, Packaging & Glass	12,440	2.9%	9,800	2.8%
Services: Consumer	10,861	2.5%	792	0.2%
Media: Diversified & Production	10,845	2.5%	6,298	1.8%
Energy: Electricity	9,975	2.3%	5,932	1.7%
Chemicals, Plastics & Rubber	9,642	2.2%	9,107	2.6%
Environmental Industries	4,850	1.1%	4,850	1.4%
Construction & Building	3,644	0.9%	3,626	1.0%
Capital Equipment	2,611	0.6%	3,896	1.1%
Media: Broadcasting & Subscription	2,511	0.6%	2,077	0.6%
Aerospace & Defense	1,428	0.3%	1,370	0.4%
Energy: Oil & Gas	1,359	0.3%	1,377	0.4%
Consumer Goods: Non-Durable	697	0.2%	1,571	0.4%
Subtotal/total percentage	432,652	100.0%	351,564	100.0%
U.S. Treasury Securities	33,188		10,350
Total investments	$465,840		$361,914

	March 31, 2015		December 31, 2014
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$378,349	87.5%	$314,540	89.4%
Cayman Islands	34,793	8.0%	17,445	5.0%
Germany	7,972	1.9%	8,009	2.3%
Netherlands	4,925	1.1%	4,975	1.4%
United Kingdom	4,850	1.1%	4,850	1.4%
Switzerland	1,763	0.4%	1,745	0.5%
Subtotal/total percentage	432,652	100.0%	351,564	100.0%
U.S. Treasury Securities	33,188		10,350
Total investments	$465,840		$361,914

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

As of March 31, 2015 and December 31, 2014, there were no delinquent or non-accrual debt investments.

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

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2015 and December 31, 2014, the Company’s unfunded commitments amounted to $15,217 and $23,112, respectively. As of May 8, 2015, the Company’s unfunded commitments amounted to $39,241.  Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 10 for further details on the Company’s unfunded commitments.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

Citibank may terminate the TRS on or after December 17, 2015, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 80% of the maximum portfolio amount, multiplied by 1.35% per year. The Company estimates the early termination fee would have been approximately $5,841 at March 31, 2015. Flatiron may also be required to pay a minimum usage fee in connection with the TRS. As of March 31, 2015 and December 31, 2014, Flatiron owed Citibank a minimum usage fee of $45 and $16, respectively.

The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS are valued in the same manner as loans owned by the Company.  As of March 31, 2015 and December 31, 2014, the fair value of the TRS was $1,640 and ($4,409), respectively. The fair value of the TRS is reflected as unrealized depreciation on total return swap and unrealized appreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation on total return swap. As of March 31, 2015 and December 31, 2014, Flatiron had selected 91 and 69 underlying loans with a total notional amount of $593,494 and $431,979, respectively. For the same periods, Flatiron posted $169,538 and $128,388 in cash collateral held by Citibank (of which only $157,910 and $116,564  was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. Receivable due on the TRS is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and fees and net gains on sales and principal repayments of underlying loans of the TRS. As of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, the net receivable and net realized gain on the TRS consisted of the following:

			Net Realized Gain(2)
	Net Receivable(1)		Three Months Ended March 31,
	March 31, 2015	December 31, 2014	2015	2014
Interest and other income from TRS portfolio	$7,734	$5,656	$8,414	$3,074
Interest and other expense from TRS portfolio	(1,709)	(1,318)	(2,006)	(714)
Net gain on TRS loan sales	236	219	199	603
Total	$6,261	$4,557	$6,607	$2,963

(1)	Net receivable is reflected in receivable due on total return swap on the Company's consolidated balance sheets.
(2)	Net realized gain is reflected in net realized gain on total return swap on the Company's consolidated statements of operations.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of March 31, 2015, Flatiron was in compliance with all covenants and reporting requirements.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2015:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Debt
ABG Intermediate Holdings 2 LLC, L+450, 1.00% LIBOR Floor, 5/27/2021	6 Month LIBOR	Retail	$6,787	$6,881	$94
AdvancePierre Foods, Inc., L+450, 1.25% LIBOR Floor, 7/10/2017	6 Month LIBOR	Beverage, Food & Tobacco	3,666	3,702	36
Alion Science and Technology Corp., L+1000, 1.00% LIBOR Floor, 8/18/2019	1 Month LIBOR	Capital Equipment	6,070	6,246	176
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020	3 Month LIBOR	Media: Advertising, Printing & Publishing	8,035	7,931	(104)
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	12,375	12,438	63
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020	3 Month LIBOR	Energy: Oil & Gas	4,254	3,640	(614)
American Residential Services, LLC, L+450, 1.00% LIBOR Floor, 6/30/2021	3 Month LIBOR	Construction & Building	14,319	14,345	26
American Tire Distributors, Inc., L+425, 1.00% LIBOR Floor, 9/1/2021(d)	Prime	Automotive	3,921	3,962	41
American Tire Distributors, Inc., L+475, 1.00% LIBOR Floor, 6/1/2018	Prime	Automotive	11,912	11,935	23
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	1,948	1,933	(15)
Azure Midstream Energy, LLC, L+650, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	3,350	3,199	(151)
BRG Sports, Inc., L+550, 1.00% LIBOR Floor, 4/15/2021	1 Month LIBOR	Consumer Goods: Durable	8,820	9,013	193
C.H.I. Overhead Doors, Inc., L+425, 1.25% LIBOR Floor, 3/18/2019	1 Month LIBOR	Construction & Building	5,638	5,638	-
Caraustar Industries, Inc., L+675, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	15,373	15,904	531
Caraustar Industries, Inc., L+675, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	914	914	-
Central Security Group, Inc., L+525, 1.00% LIBOR Floor, 10/6/2020	1 Month LIBOR	Services: Consumer	13,146	13,307	161
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019	3 Month LIBOR	Retail	8,714	8,835	121
Chemstralia Pty Ltd., L+625, 1.00% LIBOR Floor, 2/28/2022(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	3,239	3,392	153
Compuware Corporation, L+525, 1.00% LIBOR Floor, 12/15/2019	3 Month LIBOR	High Tech Industries	271	271	-
CSP Technologies North America, LLC, L+600, 1.00% LIBOR Floor, 1/29/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	13,686	13,825	139
CT Technologies Intermediate Holdings, Inc., L+500, 1.00% LIBOR Floor, 12/1/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	4,938	5,037	99
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022(e)	3 Month LIBOR	Services: Business	13,103	13,235	132
Diamond Resorts Corporation, L+450, 1.00% LIBOR Floor, 5/9/2021(e)	3 Month LIBOR	Consumer Goods: Non-Durable	3,007	3,017	10
Emmis Operating Company, L+500, 1.00% LIBOR Floor, 6/10/2021	1 Month LIBOR	Media: Broadcasting & Subscription	6,935	7,035	100
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(e)	6 Month LIBOR	High Tech Industries	7,303	7,406	103
Global Cash Access, Inc., L+525, 1.00% LIBOR Floor, 12/18/2020	3 Month LIBOR	Hotel, Gaming & Leisure	9,726	9,834	108
GTCR Valor Companies, Inc., L+500, 1.00% LIBOR Floor, 5/30/2021	3 Month LIBOR	High Tech Industries	3,928	3,957	29
HC Group Holdings III, Inc., L+500, 1.00% LIBOR Floor, 4/7/2022(d)	12 Month LIBOR	Healthcare & Pharmaceuticals	497	504	7
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021	6 Month LIBOR	Healthcare & Pharmaceuticals	4,916	5,003	87
Hemisphere Media Holdings, LLC, L+400, 1.00% LIBOR Floor, 7/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	4,036	4,026	(10)
Hilex Poly Co. LLC, L+500, 1.00% LIBOR Floor, 12/5/2021	3 Month LIBOR	Containers, Packaging & Glass	8,359	8,487	128
Hyperion Finance S.Á.R.L, L+475, 1.00% LIBOR Floor, 10/17/2019(e)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,377	4,477	100
Hyperion Insurance Group Limited, L+450, 1.00% LIBOR Floor, 3/26/2022(d)(e)	(f)	Banking, Finance, Insurance & Real Estate	3,062	3,101	39
IMG Worldwide Holdings, LLC, L+425, 1.00% LIBOR Floor, 5/6/2021	3 Month LIBOR	Media: Diversified & Production	12,482	12,555	73
Integra Telecom Holdings, Inc., L+400, 1.25% LIBOR Floor, 2/22/2019	3 Month LIBOR	Telecommunications	4,930	5,000	70
inVentiv Health, Inc., L+625, 1.50% LIBOR Floor, 5/15/2018(d)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,495	4,495	-
inVentiv Health, Inc., L+625, 1.50% LIBOR Floor, 5/15/2018(d)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,696	1,693	(3)
Lanyon Solutions, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	3 Month LIBOR	High Tech Industries	1,157	1,162	5
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020	1 Month LIBOR	Services: Business	7,978	7,957	(21)
LTI Flexible Products, Inc., L+450, 1.00% LIBOR Floor, 5/1/2021	1 Month LIBOR	Consumer Goods: Durable	6,409	6,421	12
Mohegan Tribal Gaming Authority, L+450, 1.00% LIBOR Floor, 11/19/2019	3 Month LIBOR	Hotel, Gaming & Leisure	5,790	5,955	165
Navex Global, Inc., L+475, 1.00% LIBOR Floor, 11/19/2021	6 Month LIBOR	High Tech Industries	13,840	13,930	90
Nielsen & Bainbridge, LLC, L+500, 1.00% LIBOR Floor, 8/15/2020	6 Month LIBOR	Consumer Goods: Durable	16,216	16,235	19
Oasis Outsourcing Holdings, Inc., L+475, 1.00% LIBOR Floor, 12/26/2021	1 Month LIBOR	Services: Business	9,875	10,050	175
Onex Wizard US Acquisition Inc., L+425, 1.00% LIBOR Floor, 3/11/2022(e)	1 Month LIBOR	Containers, Packaging & Glass	3,957	4,022	65
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	7,425	7,500	75
Pelican Products, Inc., L+425, 1.00% LIBOR Floor, 4/10/2020	3 Month LIBOR	Chemicals, Plastics & Rubber	7,947	7,963	16
Peppermill Casinos, Inc., L+600, 1.25% LIBOR Floor, 11/9/2018	1 Month LIBOR	Hotel, Gaming & Leisure	965	980	15
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(e)	3 Month LIBOR	Aerospace & Defense	9,500	9,074	(426)
Pike Corporation, L+450, 1.00% LIBOR Floor, 12/22/2021	1 Month LIBOR	Energy: Electricity	2,500	2,499	(1)
PODS, LLC, L+425, 1.00% LIBOR Floor, 2/2/2022	6 Month LIBOR	Services: Consumer	7,960	8,085	125
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	7,291	7,342	51
PSC Industrial Holdings Corp., L+475, 1.00% LIBOR Floor, 12/5/2020	1 Month LIBOR	Services: Business	4,938	4,958	20

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Riverbed Technology, Inc., L+500, 1.00% LIBOR Floor, 2/25/2022(d)	2 Month LIBOR	High Tech Industries	1,638	1,663	25
RP Crown Parent, LLC, L+500, 1.00% LIBOR Floor, 12/21/2018(d)	3 Month LIBOR	High Tech Industries	11,657	11,709	52
Scientific Games International, Inc., L+500, 1.00% LIBOR Floor, 10/1/2021(d)(e)	1 Month LIBOR	Hotel, Gaming & Leisure	16,608	16,927	319
SESAC Holdco II LLC, L+400, 1.00% LIBOR Floor, 2/7/2019	1 Month LIBOR	Media: Broadcasting & Subscription	1,150	1,151	1
SG Acquisition, Inc., L+525, 1.00% LIBOR Floor, 8/19/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,576	14,709	133
SGS Cayman, L.P., L+500, 1.00% LIBOR Floor, 4/23/2021(e)	3 Month LIBOR	Services: Business	526	543	17
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019	3 Month LIBOR	Services: Business	7,239	7,291	52
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	8,289	8,309	20
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	6 Month LIBOR	Healthcare & Pharmaceuticals	4,687	4,234	(453)
Southcross Holdings Borrower LP, L+500, 1.00% LIBOR Floor, 8/4/2021	3 Month LIBOR	Energy: Oil & Gas	1,258	1,205	(53)
SRA International Inc., L+525, 1.25% LIBOR Floor, 7/20/2018	3 Month LIBOR	High Tech Industries	2,149	2,207	58
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	10,929	11,032	103
Styrolution US Holding LLC, L+550, 1.00% LIBOR Floor, 11/7/2019	3 Month LIBOR	Chemicals, Plastics & Rubber	3,963	4,064	101
Surgery Center Holdings, Inc., L+425, 1.00% LIBOR Floor, 11/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	6,515	6,654	139
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020	3 Month LIBOR	Services: Business	7,920	7,940	20
Sutherland Global Services Inc., L+500, 1.00% LIBOR Floor, 4/23/2021	3 Month LIBOR	Services: Business	2,259	2,333	74
Tank Holding Corp., L+425, 1.00% LIBOR Floor, 3/16/2022	1 Month LIBOR	Capital Equipment	3,662	3,699	37
TASC, Inc., L+600, 1.00% LIBOR Floor, 5/23/2020(e)	3 Month LIBOR	Services: Business	10,937	11,467	530
TIBCO Software Inc., L+550, 1.00% LIBOR Floor, 12/4/2020(d)	1 Month LIBOR	High Tech Industries	17,483	18,058	575
TMFS Holdings, LLC, L+450, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,768	14,858	90
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,325	2,289	(36)
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/5/2018	3 Month LIBOR	Services: Consumer	3,789	3,808	19
U.S. Farathane, LLC, L+575, 1.00% LIBOR Floor, 12/23/2021	3 Month LIBOR	Automotive	3,611	3,697	86
USS Parent Holdings Corp., L+475, 1.00% LIBOR Floor, 8/5/2021	1 Month LIBOR	Construction & Building	11,565	11,558	(7)
Vince, LLC, L+475, 1.00% LIBOR Floor, 11/27/2019(e)	3 Month LIBOR	Consumer Goods: Non-Durable	1,565	1,569	4
Western Dental Services, Inc., L+500, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	6,115	5,517	(598)
Total Senior Secured First Lien Debt			535,159	538,797	3,638
Senior Secured Second Lien Debt
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	870	914	44
Asurion, LLC, L+750, 1.00% LIBOR Floor, 3/3/2021	3 Month LIBOR	Services: Consumer	7,717	7,827	110
Deltek, Inc., L+875, 1.25% LIBOR Floor, 10/10/2019	3 Month LIBOR	Services: Business	1,620	1,650	30
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(e)	6 Month LIBOR	High Tech Industries	9,798	9,433	(365)
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022	3 Month LIBOR	Retail	3,940	3,940	-
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	1 Month LIBOR	Services: Business	6,965	6,405	(560)
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019	1 Month LIBOR	Healthcare & Pharmaceuticals	9,616	9,698	82
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	8,050	7,960	(90)
PFS Holding Corporation, L+725, 1.00% LIBOR Floor, 1/31/2022	1 Month LIBOR	Retail	4,973	3,711	(1,262)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,002	988	(14)
Telx Group, Inc., L+650, 1.00% LIBOR Floor, 4/9/2021	3 Month LIBOR	High Tech Industries	2,970	2,974	4
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 7/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	814	837	23
Total Senior Secured Second Lien Debt			58,335	56,337	(1,998)
Total			$593,494	$595,134	$1,640

(a)

All of the underlying loans subject to the TRS are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (e) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)

The 1, 2, 3, 6 and 12 month LIBOR rates were 0.18%, 0.22%, 0.27%, 0.40% and 0.70%, respectively, as of March 31, 2015. The prime rate was 3.25% as of March 31, 2015.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2015, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2015.

(c)	Fair value determined by the Company’s board of directors (see Note 8).
(d)	Position or portion thereof unsettled as of March 31, 2015.
(e)

All or a portion of the investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2015, 87.3% of the Company’s total assets represented qualifying assets. In addition, as described in this Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 83.3% of the Company’s total assets represented qualifying assets as of March 31, 2015.

(f)	As of May 8, 2015, no interest rate option had been elected as the entire position remained unsettled.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2014:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Debt
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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020	3 Month LIBOR	Services: Business	7,920	7,940	20
Sutherland Global Services Inc., L+500, 1.00% LIBOR Floor, 4/23/2021	3 Month LIBOR	Services: Business	2,265	2,317	52
TASC, Inc., L+550, 1.00% LIBOR Floor, 5/23/2020(d)(e)	3 Month LIBOR	Services: Business	10,964	11,113	149
TIBCO Software Inc., L+550, 1.00% LIBOR Floor, 12/4/2020(d)	1 Month LIBOR	High Tech Industries	12,538	12,672	134
TMFS Holdings, LLC, L+450, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	11,850	11,880	30
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,331	2,263	(68)
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/5/2018	3 Month LIBOR	Services: Consumer	3,840	3,849	9
USS Parent Holdings Corp., L+475, 1.00% LIBOR Floor, 8/5/2021	1 Month LIBOR	Construction & Building	11,594	11,529	(65)
Vince, LLC, L+475, 1.00% LIBOR Floor, 11/27/2019(e)	6 Month LIBOR	Consumer Goods: Non-Durable	1,736	1,727	(9)
Western Dental Services, Inc., L+500, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	6,131	5,869	(262)
William Morris Endeavor, L+425, 1.00% LIBOR Floor, 5/6/2021(d)	3 Month LIBOR	Media: Diversified & Production	10,554	10,239	(315)
Total Senior Secured First Lien Debt			378,894	377,391	(1,503)

Senior Secured Second Lien Debt
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020(d)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	870	893	23
Arysta LifeScience SPC, LLC, L+700, 1.25% LIBOR Floor, 11/30/2020(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,161	1,170	9
Deltek, Inc., L+875, 1.25% LIBOR Floor, 10/10/2019	3 Month LIBOR	Services: Business	1,620	1,648	28
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(e)	6 Month LIBOR	High Tech Industries	9,798	9,425	(373)
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022	3 Month LIBOR	Retail	6,895	6,921	26
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/04/2022	1 Month LIBOR	Services: Business	6,965	6,633	(332)
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	7,967	7,945	(22)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	8,050	7,820	(230)
PFS Holding Corporation, L+725, 1.00% LIBOR Floor, 1/31/2022	1 Month LIBOR	Retail	4,973	2,961	(2,012)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,002	988	(14)
Telx Group, Inc., L+650, 1.00% LIBOR Floor, 4/9/2021	3 Month LIBOR	High Tech Industries	2,970	2,951	(19)
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 7/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	814	824	10
Total Senior Secured Second Lien Debt			53,085	50,179	(2,906)
Total			$431,979	$427,570	$(4,409)

(a)

All of the underlying loans subject to the TRS are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (e) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)

The 1, 3, and 6 month LIBOR rates were 0.17%, 0.26%, and 0.36%, respectively, as of December 31, 2014. The prime rate was 3.25% as of December 31, 2014. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2014, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2014.

(c)	Fair value determined by the Company’s board of directors (see Note 8).
(d)	Position or portion thereof unsettled as of December 31, 2014.
(e)

All or a portion of the investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2014, 89.3% of the Company’s total assets represented qualifying assets. In addition, as described in this Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 86.8% of the Company’s total assets represented qualifying assets as of December 31, 2014.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of March 31, 2015 and December 31, 2014, according to the fair value hierarchy:

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$-	$-	$80,663	$80,663	$-	$-	$69,204	$69,204
Senior secured second lien debt	-	-	297,458	297,458	-	-	245,258	245,258
Collateralized securities and structured products - debt	-	-	28,247	28,247	-	-	27,965	27,965
Collateralized securities and structured products - equity	-	-	26,284	26,284	-	-	9,137	9,137
Short term investments	33,188	-	-	33,188	10,350	-	-	10,350
Total return swap	-	-	1,640	1,640	-	-	(4,409)	(4,409)
Total	$33,188	$-	$434,292	$467,480	$10,350	$-	$347,155	$357,505

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, December 31, 2014	$69,204	$245,258	$27,965	$9,137	$-	$(4,409)	$347,155
Investments purchased	41,627	52,037	-	17,163	4,701	-	115,528
Net realized gain	507	9	-	-	59	6,607	7,182
Net change in unrealized appreciation	293	950	256	(35)	-	6,049	7,513
Accretion of discount	100	59	26	19	-	-	204
Sales and principal repayments	(31,068)	(855)	-	-	(4,760)	(6,607)	(43,290)
Ending balance, March 31, 2015	$80,663	$297,458	$28,247	$26,284	$-	$1,640	$434,292
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$293	$951	$256	$(35)	$-	$5,928	$7,393

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2014
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Total Return Swap	Total
Beginning balance, December 31, 2013	$61,788	$22,552	$6,849	$1,946	$1,549	$94,684
Investments purchased	39,067	25,637	2,293	-	-	66,997
Net realized gain	144	30	-	-	2,963	3,137
Net change in unrealized appreciation	313	342	9	(53)	1,208	1,819
Accretion of discount	41	4	1	-	-	46
Sales and principal repayments	(17,054)	(1,401)	-	-	(2,963)	(21,418)
Ending balance, March 31, 2014	$84,299	$47,164	$9,152	$1,893	$2,757	$145,265
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$454	$384	$9	$(53)	$1,355	$2,149

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$46,384	Discounted Cash Flow	Discount Rates	6.5%	-	8.6%	8.0%
	34,279	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	175,785	Discounted Cash Flow	Discount Rates	8.2%	-	10.8%	9.3%
	121,673	Broker Quotes	Broker Quotes	N/A			N/A
Collateralized securities and structured products - debt	28,247	Discounted Cash Flow	Discount Rates	8.5%	-	12.3%	10.3%
Collateralized securities and structured products - equity	26,284	Discounted Cash Flow	Discount Rates	11.5%	-	15.0%	12.2%
Total Return Swap	491	Discounted Cash Flow	Discount Rates	5.2%	-	10.1%	6.9%
	1,149	Broker Quotes	Broker Quotes	N/A			N/A
Total	$434,292

(1) Weighted average amounts are based on the estimated fair values.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

	December 31, 2014
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$29,932	Discounted Cash Flow	Discount Rates	6.8%	-	10.0%	7.9%
	39,272	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	147,914	Discounted Cash Flow	Discount Rates	8.1%	-	11.5%	9.4%
	97,344	Broker Quotes	Broker Quotes	N/A			N/A
Collateralized securities and structured products - debt	27,965	Discounted Cash Flow	Discount Rates	9.5%	-	12.3%	10.9%
Collateralized securities and structured products - equity	9,137	Discounted Cash Flow	Discount Rates	10.7%	-	14.0%	13.4%
Total Return Swap	(954)	Discounted Cash Flow	Discount Rates	5.8%	-	11.6%	7.2%
	(3,455)	Broker Quotes	Broker Quotes	N/A			N/A
Total	$347,155

(1) Weighted average amounts are based on the estimated fair values.

The significant unobservable inputs used in the fair value measurement of the Company`s senior secured first lien debt, senior secured second lien debt, collateralized securities and structured products, and total return swap are discount rates. A significant increase or decrease in discount rates would result in a significantly lower or high fair value measurement, respectively.

Note 9. General and Administrative Expense

General and administrative expense consisted of the following items for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Due diligence fees	$262	$323
Professional fees expense	235	287
Transfer agent expense	225	116
Marketing expense	99	88
Dues and subscriptions	88	21
Director fees and expenses	64	32
Insurance expense	59	52
Printing and mailing expense	55	33
Filing fees	27	6
Other expenses	164	100
Total general and administrative expense	$1,278	$1,058

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

As of March 31, 2015 and December 31, 2014, the Company’s commitments and contingencies were as follows:

Unfunded Commitments	March 31, 2015(1)	December 31, 2014(1)
SS&C Technologies, Inc.(2)	$10,000	$-
Studio Movie Grill Holdings, LLC(3)	4,010	6,388
ECI Acquisition Holdings, Inc.(3)	1,207	1,724
Dollar Tree, Inc.(4)	-	15,000
Total	$15,217	$23,112

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
(2)

As of March 31, 2015, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. As of May 8, 2015, the Company's unfunded commitments included $10,000 to SS&C Technologies, Inc.

(3)

As of May 8, 2015, the Company's unfunded commitments were to portfolio companies ECI Acquisition Holdings, Inc. and Studio Movie Grill Holdings, LLC in the amount of $1,207 and $3,540, respectively, and included unfunded commitments to Tenet Healthcare and Informatica Corp. for $14,444 and $10,050, respectively.

(4)

As of December 31, 2014, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.  Prior to March 31, 2015, the Dollar Tree, Inc. unfunded commitment was terminated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  The Company intends to use cash on hand, short-term investments and other liquid assets to fund these commitments should the need arise.   For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2015 and December 31, 2014, refer to the table above and the consolidated schedule of investments.

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

Note 11. Fee Income

Fee income consists of commitment fees and amendment fees. The following table summarizes the Company’s fee income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Commitment fees	$468	$-
Amendment fees	2	-
Total	$470	$-

For the three months ended March 31, 2015 and 2014, all income from fees was non-recurring.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended March 31, 2015 and 2014:

	As of and for the	As of and for the
	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Per share data:(1)
Net asset value at beginning of period	$9.22	$9.32
Results of operations:
Net investment income (loss)(2)	0.04	(0.01)
Net realized gain and net change in unrealized appreciation on investments(3)	0.03	0.04
Net realized gain and net change in unrealized appreciation on total return swap	0.21	0.21
Net increase in net assets resulting from operations(3)	0.28	0.24
Shareholder distributions:
Distributions from net investment income	(0.04)	(0.16)
Distributions from net realized gains	(0.12)	(0.01)
Distributions in excess of net investment income(4)	(0.02)	-
Net decrease in net assets from shareholder distributions	(0.18)	(0.17)
Capital share transactions:
Issuance of common stock above net asset value(5)	0.03	0.01
Net increase in net assets resulting from capital share transactions	0.03	0.01
Net asset value at end of period	$9.35	$9.40
Shares of common stock outstanding at end of period	64,734,704	23,991,865
Total investment return-net asset value(6)	3.33%	2.63%
Net assets at beginning of period	$496,389	$144,571
Net assets at end of period	$605,113	$225,470
Average net assets	$547,867	$195,361

Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets(7)	0.39%	(0.13%)
Ratio of gross operating expenses to average net assets	1.24%	1.79%
Ratio of expenses (before recoupment of expense reimbursements) to average net assets(8)	1.09%	1.79%
Ratio of net operating expenses to average net assets(9)	1.24%	1.25%
Portfolio turnover rate(10)	9.63%	16.17%
Asset coverage ratio(11)	2.38	2.39

(1)	The per share data for the three months ended March 31, 2015 and 2014 was derived by using the weighted average shares of common stock outstanding during each period.
(2)

Net investment income (loss) per share includes expense reimbursements from IIG of $0.05 per share for the three months ended March 31, 2014 and expense recoupments of $0.01 per share for the three months ended March 31, 2015.

(3)

The amount shown for net realized gain and net change in unrealized appreciation on investments is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

(4)

Distributions in excess of net investment income represent unearned capital gains incentive fees of $1,454, which reduce GAAP basis net investment income available for distributions but does not reduce tax basis net investment income.  This tax-related adjustment represents additional distributions for tax purposes. On a GAAP basis, distributions in excess of net investment income represent a return of capital.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

(in thousands, except share and per share amounts)

(5)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date.

(6)

Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company's distribution reinvestment plan and second amended and restated distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan and second amended and restated distribution reinvestment plan are issued at 95% (from January 1, 2013 through September 30, 2013) and 90% (from October 1, 2013 through March 31, 2015) of the then public offering price on the date of purchase, respectively. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full period are not annualized.

(7)

Excluding the expense reimbursements from IIG and the recoupment of expense reimbursements during the period, the ratio of net investment income (loss) to average net assets would have been 0.54% and (0.66%) for the three months ended March 31, 2015 and 2014, respectively.

(8)	The ratio of expense reimbursements from IIG and expense recoupments to average net assets for the three months ended March 31, 2015 and 2014 were (0.15%) and 0.54%, respectively.
(9)

In order to record an obligation to reimburse IIG for expense support provided, the ratio of gross operating expenses to average net assets, when considering the reimbursement, in the period in which reimbursement is sought cannot exceeded the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the three months ended March 31, 2015 and 2014, the ratio of gross operating expenses to average net assets, when considering reimbursements, were 0.74% and 0.27%, respectively.

(10)

Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.

(11)

Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period, divided by (ii) total senior securities outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding TRS notional amount at the end of the period, less the total amount of cash collateral posted by Flatiron under the TRS, as well as unfunded commitments, for the three months ended March 31, 2015, as senior securities.

Note 13. Subsequent Events

Registration Statement

On April 28, 2015, the Company filed a registration statement on Form N-2 to sell up to 100,000,000 additional shares of its common stock at an initial public offering price of $10.45 per share.

East West Bank Credit Facility

On April 30, 2015, the Company entered into a revolving credit facility, or the EWB Credit Facility, with East West Bank, or EWB. The EWB Credit Facility provides for borrowings in an aggregate principal amount of up to $40,000, subject to compliance with a borrowing base. As of May 8, 2015, the aggregate principal amount available in connection with the EWB Credit Facility was $40,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” or similar terms include CĪON Investment Corporation and its consolidated subsidiaries.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

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

Revenue

We primarily generate revenue in the form of interest income on the debt securities that we hold and capital gains on debt or other equity interests that we acquire in portfolio companies. The majority of our senior debt investments bear interest at a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued, but unpaid, interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with our investments are recognized when earned.

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

•         fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, as amended;

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

Portfolio Investment Activity for the Three Months Ended March 31, 2015 and 2014

The following table summarizes our investment activity, excluding short term investments, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$41,627	$174,589	$216,216	$39,067	$135,071	$174,138
Senior secured second lien debt	52,037	9,702	61,739	25,637	17,884	43,521
Collateralized securities and structured products - debt	-	-	-	2,293	-	2,293
Collateralized securities and structured products - equity	17,163	-	17,163	-	-	-
Unsecured debt	4,701	-	4,701	-	-	-
Sales and principal repayments	(36,683)	(22,975)	(59,658)	(18,455)	(67,710)	(86,165)
Net portfolio activity	$78,845	$161,316	$240,161	$48,542	$85,245	$133,787

The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Senior secured first lien debt	$80,405	$80,663	18.6%	$535,159	$538,797	90.5%	$615,564	$619,460	60.3%
Senior secured second lien debt	297,144	297,458	68.8%	58,335	56,337	9.5%	355,479	353,795	34.4%
Collateralized securities and structured products - debt	28,778	28,247	6.5%	-	-	-	28,778	28,247	2.7%
Collateralized securities and structured products - equity	26,511	26,284	6.1%	-	-	-	26,511	26,284	2.6%
Subtotal/total percentage	432,838	432,652	100.0%	593,494	595,134	100.0%	1,026,332	1,027,786	100.0%
Short term investments(2)	33,188	33,188		-	-		33,188	33,188
Total investments	$466,026	$465,840		$593,494	$595,134		$1,059,520	$1,060,974

Number of portfolio companies			65			85			130(3)
Average annual EBITDA of portfolio companies		$65.5 million			$163.4 million			$125.3 million
Median annual EBITDA of portfolio companies		$57.6 million			$89.0 million			$65.0 million
Purchased at a weighted average price of par			96.75%			98.94%			98.00%
Gross annual portfolio yield based upon the purchase price(4)			9.39%			6.70%(5)			7.84%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(3)

The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 20 portfolio companies being in both the investment and TRS portfolios.

(4)	The portfolio yield does not represent an actual investment return to shareholders.
(5)	The portfolio yield for underlying TRS loans is determined without giving consideration to leverage.

	December 31, 2014
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$69,239	$69,204	19.7%	$378,894	$377,391	88.3%	$448,133	$446,595	57.3%
Senior secured second lien debt	245,894	245,258	69.8%	53,085	50,179	11.7%	298,979	295,437	37.9%
Collateralized securities and structured products - debt	28,752	27,965	8.0%	-	-	-	28,752	27,965	3.6%
Collateralized securities and structured products - equity	9,329	9,137	2.5%	-	-	-	9,329	9,137	1.2%
Subtotal/total percentage	353,214	351,564	100.0%	431,979	427,570	100.0%	785,193	779,134	100.0%
Short term investments(2)	10,350	10,350		-	-		10,350	10,350
Total investments	$363,564	$361,914		$431,979	$427,570		$795,543	$789,484

Number of portfolio companies			56			65			104(3)
Average annual EBITDA of portfolio companies		$62.9 million			$118.1 million			$94.8 million
Median annual EBITDA of portfolio companies		$53.2 million			$65.0 million			$60.1 million
Purchased at a weighted average price of par			98.09%			99.01%			98.59%
Gross annual portfolio yield based upon the purchase price(4)			9.23%			6.87%(5)			7.93%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio by the type of interest rate as of March 31, 2015 and December 31, 2014, excluding short term investments of $33,188 and $10,350, respectively:

	March 31, 2015
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$419,733	$418,555	96.7%	$593,494	$595,134	100.0%	$1,013,227	$1,013,689	98.6%
Fixed interest rate investments	13,105	14,097	3.3%	-	-	-	13,105	14,097	1.4%
Total investments	$432,838	$432,652	100.0%	$593,494	$595,134	100.0%	$1,026,332	$1,027,786	100.0%

	December 31, 2014
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$346,115	$344,067	97.9%	$431,979	$427,570	100.0%	$778,094	$771,637	99.0%
Fixed interest rate investments	7,099	7,497	2.1%	-	-	-	7,099	7,497	1.0%
Total investments	$353,214	$351,564	100.0%	$431,979	$427,570	100.0%	$785,193	$779,134	100.0%

The following table shows the composition of our investment portfolio and our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$81,783	18.9%	$73,829	12.4%	$155,612	15.1%
High Tech Industries	58,959	13.6%	72,770	12.2%	131,729	12.8%
Healthcare & Pharmaceuticals	12,924	3.0%	74,642	12.5%	87,566	8.5%
Banking, Finance, Insurance & Real Estate	25,249	5.8%	38,059	6.4%	63,308	6.2%
Beverage, Food & Tobacco	57,897	13.4%	3,702	0.6%	61,599	6.0%
Chemicals, Plastics & Rubber	9,642	2.2%	47,446	8.0%	57,088	5.6%
Hotel, Gaming & Leisure	22,194	5.1%	33,696	5.7%	55,890	5.4%
Diversified Financials	54,531	12.6%	-	-	54,531	5.3%
Services: Consumer	10,861	2.5%	33,027	5.6%	43,888	4.3%
Construction & Building	3,644	0.9%	31,541	5.3%	35,185	3.4%
Automotive	14,158	3.3%	19,594	3.3%	33,752	3.3%
Consumer Goods: Durable	-	-	31,669	5.3%	31,669	3.1%
Media: Advertising, Printing & Publishing	20,370	4.7%	7,931	1.3%	28,301	2.8%
Containers, Packaging & Glass	12,440	2.9%	12,509	2.1%	24,949	2.4%
Media: Diversified & Production	10,845	2.5%	12,555	2.1%	23,400	2.3%
Retail	-	-	23,367	3.9%	23,367	2.3%
Telecommunications	13,724	3.2%	5,988	1.0%	19,712	1.9%
Forest Products & Paper	-	-	16,818	2.8%	16,818	1.6%
Consumer Goods: Non-Durable	697	0.2%	14,217	2.4%	14,914	1.5%
Media: Broadcasting & Subscription	2,511	0.6%	12,212	2.1%	14,723	1.4%
Capital Equipment	2,611	0.6%	9,945	1.7%	12,556	1.2%
Energy: Electricity	9,975	2.3%	2,499	0.4%	12,474	1.2%
Aerospace & Defense	1,428	0.3%	9,074	1.5%	10,502	1.0%
Energy: Oil & Gas	1,359	0.3%	8,044	1.4%	9,403	0.9%
Environmental Industries	4,850	1.1%	-	-	4,850	0.5%
Subtotal/total percentage	432,652	100.0%	595,134	100.0%	1,027,786	100.0%
U.S. Treasury Securities	33,188		-		33,188
Total investments	$465,840		$595,134		$1,060,974

	December 31, 2014
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$89,123	25.4%	$70,280	16.4%	$159,403	20.4%
High Tech Industries	45,737	13.0%	36,029	8.4%	81,766	10.5%
Healthcare & Pharmaceuticals	10,203	2.9%	49,917	11.7%	60,120	7.7%
Beverage, Food & Tobacco	42,962	12.2%	-	-	42,962	5.5%
Banking, Finance, Insurance & Real Estate	7,867	2.2%	31,955	7.5%	39,822	5.1%
Diversified Financials	37,102	10.6%	-	-	37,102	4.8%
Construction & Building	3,626	1.0%	31,483	7.4%	35,109	4.5%
Chemicals, Plastics & Rubber	9,107	2.6%	24,303	5.7%	33,410	4.3%
Hotel, Gaming & Leisure	19,703	5.6%	12,606	3.0%	32,309	4.1%
Consumer Goods: Durable	-	-	31,979	7.5%	31,979	4.1%
Media: Advertising, Printing & Publishing	20,235	5.8%	7,001	1.6%	27,236	3.5%
Automotive	14,123	4.0%	11,939	2.8%	26,062	3.3%
Retail	-	-	25,421	6.0%	25,421	3.3%
Containers, Packaging & Glass	9,800	2.8%	8,329	1.9%	18,129	2.3%
Services: Consumer	792	0.2%	17,023	4.0%	17,815	2.3%
Media: Diversified & Production	6,298	1.8%	10,239	2.4%	16,537	2.1%
Telecommunications	13,813	3.9%	988	0.2%	14,801	1.9%
Media: Broadcasting & Subscription	2,077	0.6%	10,965	2.6%	13,042	1.7%
Consumer Goods: Non-Durable	1,571	0.4%	11,379	2.7%	12,950	1.7%
Aerospace & Defense	1,370	0.4%	10,014	2.3%	11,384	1.5%
Forest Products & Paper	-	-	10,867	2.5%	10,867	1.4%
Capital Equipment	3,896	1.1%	6,168	1.4%	10,064	1.3%
Energy: Oil & Gas	1,377	0.4%	8,685	2.0%	10,062	1.3%
Energy: Electricity	5,932	1.7%	-	-	5,932	0.8%
Environmental Industries	4,850	1.4%	-	-	4,850	0.6%
Subtotal/total percentage	351,564	100.0%	427,570	100.0%	779,134	100.0%
U.S. Treasury Securities	10,350		-		10,350
Total investments	$361,914		$427,570		$789,484

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

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2015 and December 31, 2014, our unfunded commitments amounted to $15,217 and $23,112, respectively. As of May 8, 2015, our unfunded commitments amounted to $39,241. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of March 31, 2015 and December 31, 2014, excluding short term investments of $33,188 and $10,350, respectively:

	March 31, 2015
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	420,642	97.2%	573,628	96.4%	994,270	96.7%
3	12,010	2.8%	17,795	3.0%	29,805	2.9%
4	-	-	3,711	0.6%	3,711	0.4%
5	-	-	-	-	-	-
	$432,652	100.0%	$595,134	100.0%	$1,027,786	100.0%

	December 31, 2014
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	342,922	97.5%	405,522	94.8%	748,444	96.1%
3	8,642	2.5%	19,087	4.5%	27,729	3.5%
4	-	-	2,961	0.7%	2,961	0.4%
5	-	-	-	-	-	-
	$351,564	100.0%	$427,570	100.0%	$779,134	100.0%

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

Current Investment Portfolio

As of May 8, 2015, our investment portfolio, excluding our short term investments and TRS, consisted of interests in 71 portfolio companies (19% in senior secured first lien debt, 68% in senior secured second lien debt, 12% in collateralized securities and structured products (comprised of 3% invested in rated debt, 3% invested in non-rated debt and 6% invested in non-rated equity of such securities and products) and 1% in unsecured debt with a total fair value of $500,670 with an average and median portfolio company annual EBITDA of $70.1 million and $58.7 million, respectively, at initial investment. As of May 8, 2015, investments in our portfolio, excluding our short term investments and TRS, were purchased at a weighted average price of 96.87% of par value. Our estimated gross annual portfolio yield was 9.28% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent an actual investment return to shareholders. For the three months ended March 31, 2015, our total investment return-net asset value was 3.33%. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 12 of our consolidated financial statements.

As of May 8, 2015, our short term investments included an investment in a U.S. Treasury Obligations Fund of $44,694.

Further, as of May 8, 2015, through a TRS (described further in Note 7 of our consolidated financial statements), we obtained the economic benefit of owning investments in first lien senior secured and second lien senior secured floating-rate loans of 92 portfolio companies.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

                Our results of operations for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Investment income	$8,914	$2,200
Net operating expenses	6,783	2,450
Net investment income (loss)	2,131	(250)
Net realized gain on investments	575	174
Net change in unrealized appreciation on investments	1,464	611
Net realized gain on total return swap	6,607	2,963
Net change in unrealized appreciation on total return swap	6,049	1,208
Net increase in net assets resulting from operations	$16,826	$4,706

Investment Income

For the three months ended March 31, 2015 and 2014, we generated investment income of $8,914 and $2,200, respectively, consisting primarily of interest income on investments in senior secured loans, collateralized securities and structured products of 62 and 48 portfolio companies held during each respective period. During the three months ended March 31, 2015 and 2014, our investment portfolio, excluding short term investments and the TRS, increased $81,088 and $49,373, respectively, as we continued to deploy the net proceeds from our continuous offering. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our continuous offering. As a result, we believe that reported investment income for the three months ended March 31, 2015 and 2014 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Management fees	$2,760	$909
Administrative services expense	454	415
Capital gains incentive fee	1,454	525
Offering, organizational and other costs - IIG	-	592
General and administrative	1,278	1,058
Total expenses	5,946	3,499
Expense reimbursements from IIG	-	(1,049)
Recoupment of expense reimbursements from IIG	837	-
Net operating expenses	$6,783	$2,450

The composition of our general and administrative expenses for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Due diligence fees	$262	$323
Professional fees expense	235	287
Transfer agent expense	225	116
Marketing expense	99	88
Dues and subscriptions	88	21
Director fees and expenses	64	32
Insurance expense	59	52
Printing and mailing expense	55	33
Filing fees	27	6
Other expenses	164	100
Total general and administrative expense	$1,278	$1,058

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

For the three months ended March 31, 2015, IIG recouped $837 of expense reimbursements made during the three months ended March 31, 2013 and June 30, 2013 in connection with the expense support and conditional reimbursement agreement. We did not receive any expense reimbursements from IIG for the three months ended March 31, 2015. For the three months ended March 31, 2014, we received expense reimbursements from IIG of $1,049.

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

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$117	$117	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819	819	-	2.75%	7.00%	March 31, 2016
June 30, 2013	1,148	523	625	1.43%	7.00%	June 30, 2016
September 30, 2013	1,297	-	1,297	0.49%	7.00%	September 30, 2016
December 31, 2013	695	-	695	0.31%	7.00%	December 31, 2016
March 31, 2014	1,049	-	1,049	0.27%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.31%	7.00%	June 30, 2017
September 30, 2014	-	-	-	0.13%	7.00%	September 30, 2017
December 31, 2014	831	-	831	0.15%	7.00%	December 31, 2017
March 31, 2015	-	-	-	0.74%	7.00%	March 31, 2018
Total	$5,956	$1,459	$4,497

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

Net Investment Income (Loss)

Our net investment income (loss) totaled $2,131 and ($250) for the three months ended March 31, 2015 and 2014, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale.

Net Realized Gain on Investments

Our net realized gain on investments totaled $575 and $174 for the three months ended March 31, 2015 and 2014, respectively. The increase in net realized gain on investments was primarily due to an increase in sales activity during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, we received sale proceeds and principal repayments of $35,565 and $1,118, respectively, for gains of $575. For the three months ended March 31, 2014, we realized gains of $174 on sale proceeds of $13,166 and principal repayments of $5,289.

Net Change in Unrealized Appreciation on Investments

The net change in unrealized appreciation on our investments totaled $1,464 and $611 for the three months ended March 31, 2015 and 2014, respectively. This change was predominantly driven by primary and secondary investments sourced with the assistance of AIM, made available to us at advantageous purchase prices, as well as a tightening of credit spreads during the three months ended March 31, 2015.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $6,607 and $2,963 for the three months ended March 31, 2015 and 2014, respectively. The components of net realized gain on the TRS are summarized below for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Interest and other income from TRS portfolio	$8,414	$3,074
Interest and other expense from TRS portfolio	(2,006)	(714)
Net gain on TRS loan sales	199	603
Total	$6,607	$2,963

Net Change in Unrealized Appreciation on TRS

The net change in unrealized appreciation on the TRS totaled $6,049 and $1,208 for the three months ended March 31, 2015 and 2014, respectively. This change was predominantly driven by primary and secondary investments sourced with the assistance of AIM, made available to us at advantageous purchase prices, as well as a tightening of credit spreads during the three months ended March 31, 2015.

Net Increase in Net Assets Resulting from Operations

                For the three months ended March 31, 2015 and 2014, we recorded a net increase in net assets resulting from operations of $16,826 and $4,706, respectively.

 Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $9.35 and $9.32 on March 31, 2015 and 2014, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.1829 per share during the three months ended March 31, 2015, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 3.33% for the entire three-month period ended March 31, 2015. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 12 of our consolidated financial statements.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 9.57% and a cumulative total return of 23.25% (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 4.63% and a cumulative total return of 10.92%. Over the same time period the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, and the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, registered cumulative total returns of approximately 10.11% and 13.10%, respectively, during the period from December 17, 2012 to March 31, 2015. In addition, the annualized return for the S&P/LSTA Leveraged Loan Index and the BofA Merrill Lynch US High Yield Index was 4.30% and 5.53%, respectively, during the period from December 17, 2012 to March 31, 2015.

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

As of March 31, 2015, we sold 64,734,704 shares for net proceeds of $663,808 at an average price per share of $10.25. The net proceeds received include reinvested shareholder distributions of $18,950, for which we issued 2,014,344 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchased of $945, for which we repurchased 100,487 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through March 31, 2015, sales commissions and dealer manager feeds related to the sale of our common stock were $38,844 and $18,852, respectively.

As of May 8, 2015, we sold 71,372,505 shares of common stock for gross proceeds of $731,994 at an average price per share of $10.26. The gross proceeds received include reinvested shareholder distributions of $23,269, for which we issued 2,473,639 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase for $1,343 which we repurchased 142,775 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through May 8, 2015, sales commissions and dealer manager fees related to the sale of our common stock were $42,716 and $20,758, respectively.

The net proceeds from our continuous offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of March 31, 2015 and December 31, 2014, we had $33,188 and $10,350 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

On April 28, 2015, we filed a registration statement on Form N-2 to sell up to 100,000,000 additional shares of our common stock at an initial public offering price of $10.45 per share.

Total Return Swap

For a detailed discussion of our TRS, refer to Note 7 to our consolidated financial statements included in this report.

East West Bank Credit Facility

On April 30, 2015, we entered into the EWB Credit Facility with EWB. The EWB Credit Facility provides for borrowings in an aggregate principal amount of up to $40,000, subject to compliance with a borrowing base. As of May 8, 2015, the aggregate principal amount available in connection with the EWB Credit Facility was $40,000.

Advances under the EWB Credit Facility bear interest at a floating rate equal to (i) the greater of 3.25% per year or the variable rate of interest per year announced by EWB as its prime rate, plus (ii) a spread of 0.75%. Interest is payable quarterly in arrears. Each advance under the EWB Credit Facility will be due and payable on the earlier of 90 days from the date such advance was made by EWB, or April 29, 2016. We may prepay any advance without penalty or premium. We will also be subject to a non-usage fee of 0.50% per year on the amount, if any, of the aggregate principal amount available under the EWB Credit Facility that has not been borrowed. The non-usage fee, if any, is payable quarterly in arrears. Our obligations to EWB under the EWB Credit Facility are secured by a first priority security interest in certain eligible loans in which we have a beneficial interest, as updated from time to time. U.S. Bank National Association has agreed to serve as the collateral custodian under the EWB Credit Facility pursuant to a custody control agreement between us and EWB.

RIC Status and Distributions

Our total investment portfolio includes loans and other securities on our consolidated balance sheets and loans underlying the TRS. Accordingly, we treat net interest and other income earned on all investments, including the loans underlying the TRS, as a component of investment company taxable income when determining our sources of distributions. The following table reflects the sources of our distributions on a tax basis for the three months ended March 31, 2015:

	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage
Net investment income(1)	$3,585	$6,607	$10,192	94.7%
Capital gains from the sale of assets(2)	575	-	575	5.3%
Total	$4,160	$6,607	$10,767	100.0%

(1)

Tax basis net investment income does not include unearned capital gains incentive fees of $1,454 which reduce GAAP basis net investment income available for distributions.  This tax-related adjustment represents additional net investment income available for distribution to shareholders.

(2)

For the three months ended March 31, 2015, $6 of capital gains are classified as long-term. The final determination of the tax attributes of our distributions is made annually as of the end of our fiscal year.

For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, to our consolidated financial statements included in this report.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standard Board issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating the impact ASU 2015-02 will have on our consolidated financial statements and/or disclosures.

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

Related Party Transactions

For the three months ended March 31, 2015 and 2014, we incurred fees and other expenses related to CIM and its affiliates as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2015	2014(3)
CĪON Securities, LLC	Dealer manager	Dealer manager fees(1)	$3,251	$2,513
CIM	Investment adviser	Management fees(2)	2,760	909
CIM	Investment adviser	Incentive fees(2)	1,454	525
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	454	415
IIG	Sponsor	Reimbursement of offering, organizational and other costs(2)	-	592
IIG	Sponsor	Recoupment of expense support(2)	837	-
			$8,756	$4,954

(1)			Amounts charged directly to equity.
(2)			Amounts charged directly to operations.
(3)

For the three months ended March 31, 2014, all management fees, $1 of administrative services expense, and $139 of incentive fees were supported pursuant to the expense support and conditional reimbursement agreement.

For an additional discussion of our relationship with CĪON Securities, CIM, ICON Capital, and IIG and amounts incurred under agreements with such related parties, refer to Note 4 to our consolidated financial statements included in this report.

Contractual Obligations

On December 17, 2012, Flatiron entered into a TRS with Citibank. Flatiron and Citibank have amended the TRS on numerous occasions including the most recent eighth amendment on March 4, 2015. See Note 7 to our consolidated financial statements for a more detailed description of the TRS.

On April 30, 2015, we entered into the EWB Credit Facility with EWB. See “Financial Condition, Liquidity and Capital Resources – East West Bank Credit Facility” above for a more detailed description of the EWB Credit Facility.

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

Our investment portfolio may contain debt investments that are in the form of lines of credit, revolving credit facilities, or other unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreement. As of March 31, 2015 and December 31, 2014, our commitments and contingencies were as follows:

Unfunded Commitments	March 31, 2015(1)	December 31, 2014(1)
SS&C Technologies, Inc.(2)	$10,000	$-
Studio Movie Grill Holdings, LLC(3)	4,010	6,388
ECI Acquisition Holdings, Inc.(3)	1,207	1,724
Dollar Tree, Inc.(4)	-	15,000
Total	$15,217	$23,112

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
(2)

As of March 31, 2015, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. As of May 8, 2015, our unfunded commitments included $10,000 to SS&C Technologies, Inc.

(3)

As of May 8, 2015, our unfunded commitments were to portfolio companies ECI Acquisition Holdings, Inc. and Studio Movie Grill Holdings, LLC in the amount of $1,207 and $3,540, respectively, and included unfunded commitments to Tenet Healthcare and Informatica Corp. for $14,444 and $10,050, respectively.

(4)

As of December 31, 2014, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.  Prior to March 31, 2015, the Dollar Tree, Inc. unfunded commitment was terminated.

Unfunded commitments to provide funds to companies are not recorded on our consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. We believe we maintain sufficient liquidity in the form of cash on hand, short-term investments and other liquid assets to fund these unfunded commitments should the need arise.  For information on the companies to which we are committed to fund additional amounts as of March 31, 2015 and December 31, 2014, refer to the table above and the consolidated schedule of investments included in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2015, 98.6% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio and TRS Agreement in effect as of March 31, 2015:

Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 22 basis points	$1,444	2.2%
Current base interest rate	-	-
Up 100 basis points	(3,510)	(5.3%)
Up 200 basis points	503	0.8%
Up 300 basis points	4,558	6.9%

(1)

Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities) plus 1.35% per year on the full notional amount of the loans subject to the TRS. As of March 31, 2015, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our registration statement on Form N-2, as amended, was declared effective by the SEC on July 2, 2012 (SEC File No. 333-178646). Our offering period commenced on July 2, 2012.

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2015.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2015 pursuant to our share repurchase program.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	January 1 to January 31, 2015	48,947	$9.41	48,947	(1)
	February 1 to February 28, 2015	-	-	-	-
	March 1 to March 31, 2015	-	-	-	-
	Total	48,947	$9.41	48,947	(1)

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

4.1

Form of Subscription Agreement (Incorporated by reference to Appendix A to Post-Effective Amendment No. 9 to Registrant’s Registration Statement on Form N-2 filed with the SEC on April 20, 2015 (File No. 333-178646)).

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

10.11

Form of Follow-On Dealer Manager Agreement by and among CĪON Investment Corporation, CĪON Investment Management, LLC and CĪON Securities, LLC (Incorporated by reference to Exhibit (H)(3) to Registrant’s Registration Statement on Form N-2 filed with the SEC on April 28, 2015 (File No. 333-203683)).

10.12	Form of Follow-On Selected Dealer Agreement (Incorporated by reference to Exhibit (H)(4) to Registrant’s Registration Statement on Form N-2 filed with the SEC on April 28, 2015 (File No. 333-203683)).
10.13

Loan and Security Agreement, dated as of April 30, 2015, by and between CĪON Investment Corporation and East West Bank (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015).

10.14

Custody Control Agreement, dated as of April 30, 2015, by and among CĪON Investment Corporation, East West Bank and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015).

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

Date: May 13, 2015

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