Form 10-Q
period 2015-06-30
CION Investment Corp
filed 2015-08-14
CIK 1534254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

 Yes [  ] No [x]

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 12, 2015 was 84,531,513.

CĪON INVESTMENT CORPORATION

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Investments, at fair value (amortized cost of $584,144 and $363,564, respectively)	$584,925	$361,914
Cash	11,732	9,474
Restricted cash	2,000	-
Due from counterparty(1)	175,023	128,388
Receivable for common stock purchased	-	1,459
Interest receivable on investments	4,008	2,184
Receivable due on investment sold	8,209	-
Receivable due on total return swap(1)	8,028	4,557
Prepaid expenses and other assets	950	125
Total assets	$794,875	$508,101

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$27,932	$4,106
Revolving credit facility	22,000	-
Shareholders' distributions payable(3)	5,379	-
Accounts payable and accrued expenses	705	515
Commissions payable for common stock purchased ($218 to CĪON Securities, LLC)	-	597
Accrued management fees	3,492	1,031
Accrued administrative services expense	419	570
Accrued recoupment of expense reimbursements from IIG(2)	1,592	-
Due to IIG - offering, organizational and other costs(4)	84	484
Unrealized depreciation on total return swap(1)	1,610	4,409
Accrued capital gains incentive fee(5)	1,211	-
Total liabilities	64,424	11,712

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
78,325,613 and 53,818,629 shares issued and outstanding, respectively	78	54
Capital in excess of par value	732,858	502,394
Accumulated distributions in excess of net investment income	(1,656)	-
Accumulated net unrealized appreciation (depreciation) on investments	781	(1,650)
Accumulated net unrealized depreciation on total return swap(1)	(1,610)	(4,409)
Total shareholders' equity	730,451	496,389

Total liabilities and shareholders' equity	$794,875	$508,101

Net asset value per share of common stock at end of period	$9.33	$9.22

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

CĪON Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Interest income	$11,647	$3,634	$20,091	$5,835
Fee and other income	271	-	741	-
Total investment income	11,918	3,634	20,832	5,835

Operating expenses
Management fees	3,491	1,303	6,251	2,212
Administrative services expense	420	430	874	846
Capital gains incentive fee(1)	(243)	220	1,211	745
Offering, organizational and other costs - IIG(2)	-	-	-	591
General and administrative(3)	2,043	1,017	3,321	2,076
Interest expense	109	-	109	-
Total expenses	5,820	2,970	11,766	6,470
Expense reimbursements from IIG(4)	-	-	-	(1,049)
Recoupment of expense reimbursements from IIG(4)	1,592	600	2,429	600
Net operating expenses	7,412	3,570	14,195	6,021
Net investment income (loss)	4,506	64	6,637	(186)

Realized and unrealized gains
Net realized gain on investments	-	210	575	384
Net change in unrealized appreciation on investments	967	603	2,431	1,214
Net realized gain on total return swap(5)	8,515	4,800	15,122	7,764
Net change in unrealized (depreciation) appreciation on total return swap(5)	(3,250)	(1,185)	2,799	23
Total net realized and unrealized gains	6,232	4,428	20,927	9,385

Net increase in net assets resulting from operations	$10,738	$4,492	$27,564	$9,199

Per share information—basic and diluted

Net increase in net assets per share resulting from operations	$0.15	$0.16	$0.42	$0.38

Weighted average shares of common stock outstanding	72,323,545	28,393,882	65,668,608	24,318,604

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(2)	See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by IIG and its affiliates.
(3)	See Note 10 for details of the Company's general and administrative expenses.
(4)	See Note 4 for a discussion of expense reimbursements from IIG and recoupment of expense reimbursements.
(5)	See Note 7 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income (loss)	$6,637	$(186)
Net realized gain on investments	575	384
Net change in unrealized appreciation on investments	2,431	1,214
Net realized gain on total return swap(1)	15,122	7,764
Net change in unrealized appreciation on total return swap(1)	2,799	23
Net increase in net assets resulting from operations	27,564	9,199
Changes in net assets from shareholders' distributions:(2)
Net investment income	(6,637)	-
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(13,853)	(5,687)
Net gain on TRS loan sales	(1,269)	(2,077)
Net realized gain on investments	(575)	(384)
Distributions in excess of net investment income(3)	(1,656)	(287)
Net decrease in net assets from shareholders' distributions	(23,990)	(8,435)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $21,967 and $15,433, respectively	221,494	158,669
Reinvestment of shareholder distributions	9,852	5,130
Repurchase of common stock	(858)	(46)
Net increase in net assets resulting from capital share transactions	230,488	163,753

Total increase in net assets	234,062	164,517
Net assets at beginning of period	496,389	144,571
Net assets at end of period	$730,451	$309,088

Net asset value per share of common stock at end of period	$9.33	$9.38
Shares of common stock outstanding at end of period	78,325,613	32,949,270

Undistributed (distributions in excess of) net investment income at end of period(3)	$(1,656)	$-

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2)	This table presents changes in net assets from shareholders' distributions on a GAAP basis. See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)

Distributions in excess of net investment income represent certain expenses, which are not deductable on a tax-basis.  Unearned capital gains incentive fees and certain offering expenses reduce GAAP basis net investment income, but do not reduce tax basis net investment income. These tax-related adjustments represent additional net investment income available for distribution for tax purposes.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$27,564	$9,199
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(451)	(124)
Proceeds from principal repayment of investments	3,510	5,544
Purchase of investments	(289,195)	(159,809)
Decrease (increase) in short term investments, net	10,330	(27,012)
Proceeds from sale of investments	55,801	40,230
Net realized gain on investments	(575)	(384)
Net unrealized appreciation on investments	(2,431)	(1,214)
Net unrealized appreciation on total return swap(1)	(2,799)	(23)
(Increase) decrease in due from counterparty(1)	(46,635)	(39,002)
(Increase) decrease in reimbursement from IIG, net(2)	-	546
(Increase) decrease in due to IIG - other(3)	-	(86)
(Increase) decrease in interest receivable on investments	(1,824)	(699)
(Increase) decrease in receivable due on investment sold	(8,209)	(830)
(Increase) decrease in receivable due on total return swap(1)	(3,471)	(2,767)
(Increase) decrease in prepaid expenses and other assets	(547)	99
Increase (decrease) in payable for investments purchased	23,826	20,685
Increase (decrease) in accounts payable and accrued expenses	166	168
Increase (decrease) in accrued management fees	2,461	1,303
Increase (decrease) increase in accrued administrative services expense	(151)	430
Increase (decrease) in due to IIG - offering, organizational and other costs(3)	(400)	(550)
Increase (decrease) in accrued recoupment of expense reimbursements from IIG(2)	1,592	600
Increase (decrease) in accrued capital gains incentive fee	1,211	606
Net cash used in operating activities	(230,227)	(153,090)

Financing activities:
Gross proceeds from issuance of common stock	244,920	174,102
Commissions and dealer manager fees paid	(22,540)	(15,433)
Repurchase of common stock	(858)	(46)
Shareholders' distributions paid(4)	(8,759)	(4,200)
Borrowings under revolving credit facility	22,000	-
Restricted cash	(2,000)	-
Deferred financing costs paid	(278)	-
Net cash provided by financing activities	232,485	154,423

Net increase in cash	2,258	1,333
Cash, beginning of period	9,474	450
Cash, end of period	$11,732	$1,783

Supplemental non-cash financing activities:
Cash paid for interest	$60	$-
Reinvestment of shareholders' distributions	$9,852	$5,130
Shareholders' distributions payable	$5,379	$-

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2)	See Note 4 for a discussion of expense reimbursements from IIG and recoupment of expense reimbursements.
(3)	See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by IIG and its affiliates.
(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2015

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Senior Secured First Lien Debt - 14.0%
Accruent, LLC, L+625, 1.00% LIBOR Floor, 11/25/2019	3 Month LIBOR	High Tech Industries	$2,977	$2,972	$2,978
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019(d)	3 Month LIBOR	High Tech Industries	8,583	8,545	8,583
F+W Media, Inc., L+650, 1.25% LIBOR Floor, 6/30/2019	3 Month LIBOR	Media: Diversified & Production	10,978	10,584	10,799
Ignite Restaurant Group, Inc., L+700, 1.00% LIBOR Floor, 2/13/2019	3 Month LIBOR	Beverage, Food & Tobacco	14,887	14,700	14,739
Infogroup Inc., L+600, 1.50% LIBOR Floor, 5/26/2018(h)	3 Month LIBOR	Media: Advertising, Printing & Publishing	11,285	10,801	10,861
Intertain Group Ltd., L+650, 1.00% LIBOR Floor, 4/8/2022(g)	2 Month LIBOR	Hotel, Gaming & Leisure	2,098	2,057	2,103
Nathan's Famous Inc., 10.00%, 3/15/2020(g)	None	Beverage, Food & Tobacco	6,000	6,000	6,450
Panda Sherman Power, LLC, L+750, 1.50% LIBOR Floor, 9/14/2018(h)	3 Month LIBOR	Energy: Electricity	4,264	4,232	4,222
Plano Molding Company, LLC, L+600, 1.00% LIBOR Floor, 5/12/2021	3 Month LIBOR	Consumer Goods: Non-Durable	11,000	10,892	10,890
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,749	1,724	1,753
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	3,693	3,633	2,548
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	3 Month LIBOR	Energy: Oil & Gas	7,419	6,775	6,677
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/10/2018(d)	3 Month LIBOR	Hotel, Gaming & Leisure	16,743	16,608	16,743
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/02/2018	3 Month LIBOR	Consumer Goods: Non-Durable	277	273	274
US Joiner Holding Company, L+600, 1.00% LIBOR Floor, 4/16/2020	3 Month LIBOR	Capital Equipment	2,611	2,579	2,598
Total Senior Secured First Lien Debt				102,375	102,218
Senior Secured Second Lien Debt - 53.9%
ABG Intermediate Holdings 2 LLC, L+850, 1.00% LIBOR Floor, 5/27/2022(d)(h)	3 Month LIBOR	Retail	6,067	6,006	6,089
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022	3 Month LIBOR	Services: Business	11,245	10,767	10,964
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,160	10,137
American Residential Services LLC, L+800,1.00% LIBOR Floor, 12/31/2021	3 Month LIBOR	Construction & Building	3,700	3,667	3,645
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	750	757	757
Blue Ribbon, LLC, L+825, 1.00% LIBOR Floor, 11/13/2022(k)	3 Month LIBOR	Beverage, Food & Tobacco	15,000	14,852	14,962
Coinamatic Canada Inc., L+700, 1.00% LIBOR Floor, 5/15/2023(g)	1 Month LIBOR	Services: Consumer	745	745	756
Concenta Inc., L+800, 1.00% LIBOR Floor, 6/1/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	5,714	5,657	5,764
Deltek, Inc., L+850, 1.00% LIBOR Floor, 6/26/2023	3 Month LIBOR	Services: Business	11,245	11,133	11,330
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	6,500	6,495	6,435
EISI LLC, L+850, 1.00% LIBOR Floor, 9/23/2020(k)	3 Month LIBOR	High Tech Industries	20,000	19,689	19,800
Elements Behavioral Health, Inc., L+875, 1.00% LIBOR Floor, 2/11/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,958	4,967
Emerald 3 Limited, L+700, 1.00% LIBOR Floor, 5/16/2022(g)	3 Month LIBOR	Environmental Industries	3,000	2,973	3,000
Flexera Software LLC, L+700, 1.00% LIBOR Floor, 4/2/2021	3 Month LIBOR	High Tech Industries	5,340	5,266	5,323
Fram Group Holdings Inc., L+950, 1.50% LIBOR Floor, 1/29/2018	1 Month LIBOR	Automotive	90	88	84
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	3 Month LIBOR	Services: Consumer	1,361	1,363	1,364
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022	1 Month LIBOR	Services: Business	10,910	10,836	10,821
Global Tel*Link Corporation, L+775, 1.25% LIBOR Floor, 11/23/2020	3 Month LIBOR	Telecommunications	9,500	9,488	9,120
GTCR Valor Companies, Inc., L+850, 1.00% LIBOR Floor, 11/30/2021	3 Month LIBOR	High Tech Industries	5,000	4,958	4,863
H.D. Vest, Inc., L+825, 1.00% LIBOR Floor, 6/18/2019(k)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	17,500	17,423	17,378
Hilex Poly Co. LLC, L+875, 1.00% LIBOR Floor, 6/5/2022	3 Month LIBOR	Containers, Packaging & Glass	12,409	12,164	12,595
Infiltrator Water Technologies, LLC, L+875, 1.00% LIBOR Floor, 5/26/2023(h)	3 Month LIBOR	Construction & Building	10,917	10,708	10,889
Institutional Shareholder Services Inc., L+750, 1.00% LIBOR Floor, 4/30/2022	3 Month LIBOR	Services: Business	5,860	5,835	5,743
Landslide Holdings, Inc., L+725, 1.00% LIBOR Floor, 2/25/2021	3 Month LIBOR	Services: Business	9,830	9,834	9,535
Lanyon Solutions, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	High Tech Industries	2,273	2,264	2,179
Learfield Communications, Inc., L+775, 1.00% LIBOR Floor, 10/9/2021	3 Month LIBOR	Media: Broadcasting & Subscription	1,417	1,405	1,435
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	3 Month LIBOR	Services: Business	3,380	3,316	3,167
Mitchell International, Inc., L+750, 1.00% LIBOR Floor, 10/11/2021	3 Month LIBOR	High Tech Industries	7,509	7,491	7,519
MSC.Software Corporation, L+750, 1.00% LIBOR Floor, 5/29/2021	3 Month LIBOR	High Tech Industries	10,168	10,081	9,990
Navex Global, Inc., L+875, 1.00% LIBOR Floor, 11/18/2022	3 Month LIBOR	High Tech Industries	11,245	11,076	11,132
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021(h)	3 Month LIBOR	Chemicals, Plastics & Rubber	3,469	3,483	3,452
Pike Corporation, L+850, 1.00% LIBOR Floor, 6/22/2022	1 Month LIBOR	Energy: Electricity	10,000	9,836	9,975
PODS, LLC, L+825, 1.00% LIBOR Floor, 2/2/2023	3 Month LIBOR	Services: Consumer	9,984	9,928	10,140
PSC Industrial Holdings Corp., L+825, 1.00% LIBOR Floor, 12/5/2021	3 Month LIBOR	Services: Business	10,000	9,810	9,950
RP Crown Parent, LLC, L+1000, 1.25% LIBOR Floor, 12/21/2019	3 Month LIBOR	High Tech Industries	5,000	4,721	4,625
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	4,500	4,475	4,343

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2015

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
SI Organization, Inc., L+800, 1.00% LIBOR Floor, 5/23/2020	3 Month LIBOR	Services: Business	1,511	1,498	1,519
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021	3 Month LIBOR	Hotel, Gaming & Leisure	6,220	6,220	6,251
Sterling Midco Holdings, Inc., L+775, 1.00% LIBOR Floor, 6/19/2023(h)	2 Month LIBOR	Services: Business	4,167	4,125	4,172
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023	3 Month LIBOR	Services: Business	10,000	9,850	9,850
Surgery Center Holdings, Inc., L+750, 1.00% LIBOR Floor, 11/3/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	10,029	9,963
Survey Sampling International, LLC, L+900, 1.00% LIBOR Floor, 12/16/2021	3 Month LIBOR	Services: Business	15,000	14,716	14,925
TASC, Inc., 12.00%, 5/23/2021(g)	None	Services: Business	7,332	7,112	7,643
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	1,106	1,089	1,090
TMK Hawk Parent, Corp., L+750, 1.00% LIBOR Floor, 10/1/2022(k)	3 Month LIBOR	Beverage, Food & Tobacco	15,000	14,858	15,150
TransFirst Inc., L+800, 1.00% LIBOR Floor, 11/11/2022	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	10,368	10,307	10,413
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 1/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	1,985	2,018	2,014
U.S. Renal Care, Inc., L+900, 1.25% LIBOR Floor, 1/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	3,486	3,525	3,529
Vestcom International, Inc., L+775, 1.00% LIBOR Floor, 9/30/2022(k)	3 Month LIBOR	Services: Business	15,000	14,934	14,850
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022	3 Month LIBOR	Automotive	14,000	13,895	14,087
Wash Multifamily Acquisition Inc., L+700, 1.00% LIBOR Floor, 5/15/2023	1 Month LIBOR	Services: Consumer	4,255	4,253	4,319
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(h)	1 Month LIBOR	Beverage, Food & Tobacco	9,987	9,729	9,638
Total Senior Secured Second Lien Debt				391,866	393,641
Collateralized Securities and Structured Products - Debt - 6.0%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	2,000	2,032	1,993
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	610	618	608
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(g)	3 Month LIBOR	Diversified Financials	5,400	5,400	5,400
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(g)	3 Month LIBOR	Diversified Financials	15,500	15,500	15,500
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(f)(g)	3 Month LIBOR	Diversified Financials	5,000	4,545	4,425
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,000	1,864	1,884
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,500	2,317	2,196
JPMorgan Chase Bank, N.A. Credit Link Note, L+1225, 12/20/2021(g)	3 Month LIBOR	Diversified Financials	5,000	5,000	4,968
NXT Capital CLO 2014-1, LLC Class E Notes, L+550, 4/23/2026(f)(g)	3 Month LIBOR	Diversified Financials	7,500	7,029	6,750
Total Collateralized Securities and Structured Products - Debt				44,305	43,724
Collateralized Securities and Structured Products - Equity - 4.5%
Anchorage Capital CLO 2012-1, Ltd. Subordinated Notes, 15.00% Estimated Yield, 1/13/2025(g)	(e)	Diversified Financials	4,000	3,521	3,427
APIDOS CLO XVI Subordinated Notes, 15.00% Estimated Yield, 1/19/2025(g)	(e)	Diversified Financials	9,000	5,556	5,717
CENT CLO 19 Ltd. Subordinated Notes, 15.00% Estimated Yield, 10/29/2025(g)	(e)	Diversified Financials	2,000	1,459	1,479
Dryden XXIII Senior Loan Fund Subordinated Notes, 16.00% Estimated Yield, 7/17/2023(g)	(e)	Diversified Financials	9,250	6,248	6,581
Galaxy XV CLO Ltd. Class A Subordinated Notes, 15.00% Estimated Yield, 4/15/2025(g)	(e)	Diversified Financials	4,000	2,718	2,874
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 16.00% Estimated Yield, 10/20/2025(g)	(e)	Diversified Financials	2,000	1,866	1,692
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 16.00% Estimated Yield, 10/18/2025(g)	(e)	Diversified Financials	8,146	7,383	6,921
Ivy Hill Middle Market Credit Fund X, Ltd. Subordinated Notes, 13.82% Estimated Yield, 7/1/2027(g)(h)	(e)	Diversified Financials	4,760	4,235	4,235
Total Collateralized Securities and Structured Products - Equity				32,986	32,926
Unsecured Debt - 1.7%
Radio One, Inc., 9.25%, 2/15/2020	None	Media: Broadcasting & Subscription	7,000	6,620	6,449
NFP Corp., 9.00%, 7/15/2021	None	Banking, Finance, Insurance & Real Estate	6,000	5,972	5,947
Total Unsecured Debt				12,592	12,396
Short Term Investments - 0.0%(i)
First American Treasury Obligations Fund, Class Z Shares(j)			20	20	20
Total Short Term Investments				20	20
TOTAL INVESTMENTS - 80.1%				$584,144	$584,925

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2015

(in thousands)

OTHER ASSETS IN EXCESS OF LIABILITIES - 19.9%		$145,526
NET ASSETS - 100%		$730,451
TOTAL RETURN SWAP - (0.2)%	Notional Amount	Unrealized Depreciation
Citibank TRS Facility (see Note 7)	$654,602	$(1,610)

(a)

All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note (g) below. Except for CĪON / Capitala Senior Loan Fund I, LLC, the Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio. Unless specifically identified, investments do not contain a paid-in-kind, or PIK, interest provision.

(b)

The 1, 2 and 3 month London Interbank Offered Rate, or LIBOR, rates were 0.19%, 0.23% and 0.28%, respectively, as of June 30, 2015.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2015, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2015.

(c)	Fair value determined by the Company’s board of directors (see Note 9).
(d)

As discussed in Note 11, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,207, $3,187, and $933 as of June 30, 2015 to ECI Acquisition Holdings, Inc., Studio Movie Grill Holdings, LLC, and ABG Intermediate Holdings, LLC, respectively.  As of August 10, 2015, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,207, $2,481, and $933 to ECI Acquisition Holdings, Inc., Studio Movie Grill Holdings, LLC, and ABG Intermediate Holdings, LLC, respectively.

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

(f)

Great Lakes CLO 2014-1 Class E Notes, Ivy Hill Middle Market Credit Fund VII Class E Notes and NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of June 30, 2015. JFIN CLO 2014 Class E Notes were rated BB on S&P's credit scale as of June 30, 2015.

(g)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2015, 86.1% of the Company’s total assets represented qualifying assets. In addition, as described in Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 83.6% of the Company’s total assets represented qualifying assets as of June 30, 2015.

(h)	Position or portion thereof unsettled as of June 30, 2015.
(i)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(j)	Effective yield as of June 30, 2015 was <0.01%.
(k)	Security or a portion thereof was pledged as collateral supporting the amounts outstanding, if any, under the revolving credit facility with East West Bank as of June 30, 2015.

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

(b)

The 1, 3 and 6 month LIBOR rates were 0.17%, 0.26% and 0.36%, respectively, as of December 31, 2014.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2014, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2014.

(c)	Fair value determined by the Company’s board of directors (see Note 9).
(d)

As discussed in Note 11, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,724 and $6,388 as of December 31, 2014 to ECI Acquisition Holdings, Inc. and Studio Movie Grill Holdings, LLC, respectively.  As of March 25, 2015, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,207 and $4,245 to ECI Acquisition Holdings, Inc. and Studio Movie Grill Holdings, LLC, respectively.

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

(h)	Position or portion thereof unsettled as of December 31, 2014.
(i)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(j)	Effective yield as of December 31, 2014 was <0.01%.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. The Company’s portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities and unsecured debt, including corporate bonds and long-term subordinated loans, referred to as mezzanine loans, of private and thinly traded U.S. middle-market companies.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2014 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2014 are derived from the 2014 audited consolidated financial statements and include the accounts of the Company’s wholly-owned subsidiary. The Company does not consolidate its interest in CĪON / Capitala Senior Loan Fund I, LLC, or CCSLF. See Note 6 for a description of the Company’s investment in CCSLF.

The Company is considered an investment company as defined in Accounting Standards Update Topic 946, Financial Services – Investment Companies, or ASU Topic 946. Accordingly, the required disclosures as outlined in ASU Topic 946 are included in the Company’s consolidated financial statements.

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

Short Term Investments

Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $20 and $10,350 of such investments at June 30, 2015 and December 31, 2014, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedule of investments.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

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

The following table summarizes offering, organizational and other costs incurred by IIG and by the Company from January 31, 2012 (Inception) through June 30, 2015:

	Offering, Organizational and Other Costs Incurred by IIG
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(5)	Total
Year Ended
December 31, 2012(1)	$192	$1,620	$200	$2,012
December 31, 2013	-	-	-	-
December 31, 2014	-	-	-	-
Three Months Ended
March 31, 2015	-	-	-	-
June 30, 2015	-	-	-	-
Total	192	1,620	200	2,012
Costs submitted for reimbursement by IIG(2)	(192)	(1,620)	(200)	(2,012)
Total Unreimbursed Costs at June 30, 2015	$-	$-	$-	$-

	Offering, Organizational and Other Costs Incurred by the Company(3)
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(5)	Total
Year Ended
December 31, 2012(1)	$-	$30	$-	$30
December 31, 2013	-	1,787	-	1,787
December 31, 2014	-	2,026	-	2,026
Three Months Ended
March 31, 2015	-	481	-	481
June 30, 2015	-	1,236	-	1,236
Total	-	5,560	-	5,560
Costs reimbursed by the Company(2)	192	1,620	200	2,012
Total Costs Incurred by the Company	$192	$7,180	$200	$7,572

Costs paid as of June 30, 2015(4)	$192	$6,835	$200	$7,227
Costs accrued as of June 30, 2015(6)	-	345	-	345
Total Costs Incurred by the Company	$192	$7,180	$200	$7,572

(1)

IIG incurred all offering, organizational and other costs prior to the commencement of operations on December 17, 2012. Subsequent to the commencement of operations, the Company incurred all offering and organizational costs and such costs, including reimbursement of costs originally incurred by IIG, will not exceed 1.5% of the actual gross proceeds raised from the offering. See Note 4 for actual gross proceeds raised from the offering and the amount of offering and organizational costs that can be paid by the Company.

(2)

Of this amount, $1,000 of costs charged directly to equity were submitted for reimbursement by IIG on December 17, 2012.  Of the remaining amount, $592 and $420 of costs charged directly to operating expense were submitted for reimbursement by IIG during the three months ended March 31, 2014 and December 31, 2014, respectively.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

(3)	Unless otherwise noted, offering costs incurred directly by the Company are included in general and administrative expense on the consolidated statements of operations.
(4)	Amount includes $55 of prepaid offering costs at June 30, 2015.
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

(6)

Of this amount, $84 is presented as Due to IIG - offering, organizational and other costs on the consolidated balance sheets at June 30, 2015. The remainder is included in accounts payable and accrued expenses on the consolidated balance sheets at June 30, 2015.

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

June 30, 2015

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

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

June 30, 2015

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

The Company may have investments in its investment portfolio that contain a PIK interest provision. Any PIK interest would be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For the three and six months ended June 30, 2015 and 2014, the Company did not record any PIK interest from its investments.

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

June 30, 2015

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

Note 3. Share Transactions

The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	23,550,656	$243,461	16,897,905	$174,102
Reinvestment of distributions	1,047,563	9,852	546,068	5,130
Total gross shares/proceeds	24,598,219	253,313	17,443,973	179,232
Sales commissions and dealer manager fees	-	(21,967)	-	(15,433)
Net shares/proceeds from the offering	24,598,219	231,346	17,443,973	163,799
Share repurchase program	(91,235)	(858)	(4,881)	(46)
Net shares/proceeds from share transactions	24,506,984	$230,488	17,439,092	$163,753

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

During the six months ended June 30, 2015 and 2014, the Company sold 24,598,219 and 17,443,973 shares, respectively, at an average price per share of $10.30 and $10.27, respectively.

Reinvestment of shareholder distributions and share repurchases are included in the gross proceeds from the Company’s offering for purposes of determining the total amount of offering and organizational costs that can be paid by the Company (see Note 4).

As of June 30, 2015, the Company sold 78,325,613 shares of common stock for net proceeds of $803,582 at an average price per share of $10.26. The net proceeds include gross proceeds received from reinvested shareholder distributions of $25,392, for which the Company issued 2,699,360 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $1,343, for which the Company repurchased 142,775 shares of common stock.

During the period from July 1, 2015 to August 12, 2015, the Company sold 6,205,900 shares of common stock for net proceeds of $64,008 at an average price per share of $10.31. The net proceeds include gross proceeds received from reinvested shareholder distributions of $5,151, for which the Company issued 547,677 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $4,228, for which the Company repurchased 449,538 shares of common stock.

Since commencing its continuous public offering on July 2, 2012 and through August 12, 2015, the Company sold 84,531,513 shares of common stock for net proceeds of $867,590 at an average price per share of $10.26. The net proceeds include gross proceeds received from reinvested shareholder distributions of $30,543, for which the Company issued 3,247,037 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $5,571, for which the Company repurchased 592,313 shares of common stock.

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

The following table summarizes the share repurchases completed during the six months ended June 30, 2015:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2015	January 7, 2015	48,947	100%	$9.41	$460
June 30, 2015	April 1, 2015	42,288	100%	9.41	398
Total		91,235			$858

Registration Statement

On April, 28, 2015, the Company filed a registration statement on Form N-2 to sell up to 100,000,000 additional shares of its common stock at an initial public offering price of $10.45 per share.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

Note 4. Transactions with Related Parties

For the three and six months ended June 30, 2015 and 2014, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2015	2014	2015	2014
CĪON Securities, LLC	Dealer manager	Dealer manager fees(1)	$3,972	$2,586	$7,223	$5,099
CIM	Investment adviser	Management fees(2)(3)	3,491	1,303	6,251	2,212
CIM	Investment adviser	Incentive fees(2)(4)	(243)	220	1,211	745
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)(5)	420	430	874	846
IIG	Sponsor	Reimbursement of offering, organizational and other costs(2)	-	-	-	591
IIG	Sponsor	Recoupment of expense support(2)	1,592	600	2,429	600
			$9,232	$5,139	$17,988	$10,093

(1)	Amounts charged directly to equity.
(2)			Amounts charged directly to operations.
(3)			For the three and six months ended June 30, 2014, management fees of $0 and $909, respectively, were supported pursuant to the expense support and conditional reimbursement agreement.
(4)			For the three and six months ended June 30, 2014, incentive fees of $0 and $139, respectively, were supported pursuant to the expense support and conditional reimbursement agreement.
(5)			For the three and six months ended June 30, 2014, administrative services expense of $0 and $1, respectively, was supported pursuant to the expense support and conditional reimbursement agreement.

The Company has entered into certain agreements with CIM’s affiliate, CĪON Securities, LLC, formerly known as ICON Securities, LLC, or CĪON Securities, whereby the Company pays certain fees and reimbursements. CĪON Securities is entitled to receive a 3% dealer manager fee from gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its continuous public offering on July 2, 2012 and through August 12, 2015, the Company paid or accrued sales commissions of $50,598 to the selling dealers and dealer manager fees of $24,689 to CĪON Securities.

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

The Company accrues the capital gains incentive fee based on net realized gains and unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and six months ended June 30, 2015, the Company recorded capital gains incentive fees of ($243) and $1,211, respectively, related to changes in unrealized appreciation and depreciation. For the three and six months ended June 30, 2014, the Company recorded capital gains incentive fees related to unrealized appreciation of $11  and $398, respectively.

At June 30, 2015, the Company’s liability for capital gains incentive fees was $1,211, which represents capital gains incentive fees related to unrealized appreciation. With respect to the TRS, CIM will become entitled to a capital gains incentive fee only upon the termination or disposition of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS will be realized. See Note 2 and Note 7 for an additional discussion of CIM’s entitlement to receive incentive fees and accrual of the incentive fee on capital gains with respect to the TRS.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

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

From inception through June 30, 2015, IIG and its affiliates incurred offering, organizational and other pre-effective costs of $2,012. Of these costs, $1,812 represented offering and organizational costs, all of which have been submitted to the Company for reimbursement. The Company paid $450 in October 2013, $550 in March 2014, $592 in May 2014 and $420 in March 2015.  No additional material offering, organizational or other pre-effective costs have been incurred by IIG or its affiliates subsequent to June 30, 2015.

As of June 30, 2015, the Company raised gross proceeds of $803,582, of which it can pay up to $12,054 in offering and organizational costs (which represents 1.5% of the actual gross proceeds raised). Through June 30, 2015, the Company paid $7,227 of such costs, leaving an additional $4,827 that can be paid. As of August 12, 2015, the Company raised gross proceeds of $867,590, of which it can pay up to $13,014 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through August 12, 2015, the Company paid $7,592 of such costs, leaving an additional $5,422 that can be paid.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse the Company for expenses in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. Pursuant to the expense support and conditional reimbursement agreement, the Company has a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies exceeds the distributions paid by the Company to its shareholders. For the three and six months ended June 30, 2015, the Company did not receive any expense reimbursements from IIG. For the three and six months ended June 30, 2014, the total expense reimbursement from IIG was $1,049 relating to certain operating expenses.

On December 13, 2013 and January 16, 2015, the Company and IIG amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from January 30, 2014 to January 30, 2015 and from January 30, 2015 to December 31, 2015, respectively.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by the Company for each of the following three month periods.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$117	$117	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819	819	-	2.75%	7.00%	March 31, 2016
June 30, 2013	1,148	1,148	-	1.43%	7.00%	June 30, 2016
September 30, 2013	1,297	967	330	0.49%	7.00%	September 30, 2016
December 31, 2013	695	-	695	0.31%	7.00%	December 31, 2016
March 31, 2014	1,049	-	1,049	0.27%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.31%	7.00%	June 30, 2017
September 30, 2014	-	-	-	0.13%	7.00%	September 30, 2017
December 31, 2014	831	-	831	0.15%	7.00%	December 31, 2017
March 31, 2015	-	-	-	0.21%	7.00%	March 31, 2018
June 30, 2015	-	-	-	0.18%	7.00%	June 30, 2018
Total	$5,956	$3,051	$2,905

(1)

Operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates, and interest expense.

(2)	The Company did not declare any distributions during the three months ended December 31, 2012.
(3)

Annualized Distribution Rate equals the annualized rate of distributions paid to shareholders based on the amount of the regular cash distributions paid immediately prior to the date the expense support payment obligation was incurred by IIG. Annualized Distribution Rate does not include special cash or stock distributions paid to shareholders.

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

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. During the three and six months ended June 30, 2015, the Company recorded obligations to repay expense reimbursements to IIG of $1,592 and $2,429, respectively. During the three and six months ended June 30, 2014, the Company recorded an obligation to repay $600 of expense reimbursements to IIG. The Company may or may not be requested to reimburse any remaining costs in the future.

As of June 30, 2015 and December 31, 2014, the total net liability payable to CIM and its affiliates was $5,589 and $2,303, respectively, which primarily related to fees earned by CIM during the preceding three months of each period.

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

June 30, 2015

(in thousands, except share and per share amounts)

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG, which are subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. Through December 31, 2014, a portion of the Company’s distributions resulted, and future distributions may result, from expense reimbursements from IIG, which are subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or IIG continues to make such expense reimbursements. Shareholders should also understand that the Company’s future repayments will reduce the distributions that they would otherwise receive.  There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.  IIG has no obligation to provide expense reimbursements to the Company in future periods.  For the three and six months ended June 30, 2015, the Company did not receive any expense reimbursements from IIG.  For the six months ended June 30, 2014, if expense reimbursements from IIG were not supported, some or all of the distributions may have been a return of capital.

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

Note 5. Distributions

The Company’s board of directors declared distributions for forty-nine and twenty-six record dates during the year ended December 31, 2014 and six months ended June 30, 2015, respectively. Declared distributions are paid monthly.

The following table presents cash distributions per share that were declared during the year ended December 31, 2014 and six months ended June 30, 2015:

	Distributions
Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014 (nine record dates)	$0.1679	$3,315
June 30, 2014 (thirteen record dates)	0.1829	5,120
September 30, 2014 (fourteen record dates)	0.1969	7,396
December 31, 2014 (thirteen record dates)	0.1829	8,716
Total distributions for the year ended December 31, 2014	$0.7306	$24,547

Fiscal 2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
June 30, 2015 (thirteen record dates)	0.1829	13,223
Total distributions for the six months ended June 30, 2015	$0.3658	$23,990

On February 1, 2014, the Company changed from semi-monthly closings to weekly closings for the sale of the Company’s shares pursuant to its continuous public offering. As a result, the Company’s board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of common stock.

On June 15, 2015, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on July 29, 2015 to shareholders of record on July 7, July 14, July 21, and July 28, 2015. On July 15, 2015 the Company`s board of directors declared four weekly cash distributions of $0.014067 per share, payable on August 26, 2015 to shareholders of record on August 4, August 11, August 18, and August 25, 2015.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

The Company may fund cash distributions to shareholders in the future from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG. Through December 31, 2014, a portion of the Company’s distributions resulted, and future distributions may result, from expense reimbursements from IIG, which are subject to repayment by the Company. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015			2014
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income(1)	$0.1012	$6,637	27.7%	$-	$-	-
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.2112	13,853	57.7%	0.2365	5,687	67.4%
Net gain on TRS loan sales	0.0193	1,269	5.3%	0.0863	2,077	24.6%
Net realized gain on investments	0.0088	575	2.4%	0.0161	384	4.6%
Distributions in excess of net investment income(2)	0.0253	1,656	6.9%	0.0119	287	3.4%
Total distributions	$0.3658	$23,990	100.0%	$0.3508	$8,435	100.0%

(1)	Distributions from net investment income includes expense support from IIG of $1,049 related to the three months ended March 31, 2014.
(2)

Distributions in excess of net investment income represent certain expenses, which are not deductable on a tax-basis.  Unearned capital gains incentive fees and certain offering expenses reduce GAAP basis net investment income, but do not reduce tax basis net investment income. These tax-related adjustments represent additional net investment income available for distribution for tax purposes.

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

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. Except for $162 of long-term capital gains, all distributions for 2014 were characterized as ordinary income distributions for federal income tax purposes.

The tax components of accumulated earnings for the current year will be determined at year end. As of December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

December 31, 2014
Undistributed net investment income	$-
Performance-based incentive fee on unrealized gains	-
Net unrealized depreciation on investments and total return swap	(6,059)
$(6,059)

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

As of June 30, 2015, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $10,306; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $11,805; the net unrealized depreciation was $1,499; and the aggregate cost of securities for Federal income tax purposes was $584,814.

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

Note 6. Investments

The composition of the Company’s investment portfolio as of June 30, 2015 and December 31, 2014 at amortized cost and fair value was as follows:

	June 30, 2015			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$102,375	$102,218	17.5%	$69,239	$69,204	19.7%
Senior secured second lien debt	391,866	393,641	67.3%	245,894	245,258	69.8%
Collateralized securities and structured products - debt	44,305	43,724	7.5%	28,752	27,965	8.0%
Collateralized securities and structured products - equity	32,986	32,926	5.6%	9,329	9,137	2.5%
Unsecured debt	12,592	12,396	2.1%	-	-	-
Subtotal/total percentage	584,124	584,905	100.0%	353,214	351,564	100.0%
Short term investments(2)	20	20		10,350	10,350
Total investments	$584,144	$584,925		$363,564	$361,914

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on the Company’s investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON / Capitala Senior Loan Fund I, LLC

On June 24, 2015, the Company entered into a joint venture with Capitala Finance Corp., or Capitala, to create CCSLF. CCSLF is expected to invest primarily in senior secured loans. All portfolio and other material decisions regarding CCSLF must be submitted to its board of managers, which is comprised of four members, two of whom were selected by the Company and the other two were selected by Capitala. Further, all portfolio and other material decisions require the affirmative vote of at least one member from the Company and one member from Capitala.

The Company and Capitala have committed to provide an aggregate of up to $50,000 of equity to CCSLF, with the Company providing up to $40,000 and Capitala providing up to $10,000.  In addition, CCSLF intends to obtain third party asset-level financing. As of and for the three months ended June 30, 2015, CCSLF held no assets and generated no net income and as a result, is not included on the Company’s consolidated schedule of investments as of June 30, 2015. The Company and Capitala intend to begin funding CCSLF with new investments sometime during 2015, at which point CCSLF will be a controlled investment as defined by the 1940 Act. An investment is controlled under the 1940 Act when a company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the portfolio company's board representation.

The Company has determined that CCSLF is an investment company under ASC 946. However, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate CCSLF.

As of August 10, 2015, the Company’s unfunded commitment to CCSLF was $40,000.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$114,469	19.6%	$89,123	25.4%
High Tech Industries	76,992	13.2%	45,737	13.0%
Diversified Financials	76,650	13.1%	37,102	10.6%
Beverage, Food & Tobacco	60,939	10.4%	42,962	12.2%
Banking, Finance, Insurance & Real Estate	34,495	5.9%	7,867	2.2%
Healthcare & Pharmaceuticals	28,785	4.9%	10,203	2.9%
Hotel, Gaming & Leisure	25,097	4.3%	19,703	5.6%
Media: Advertising, Printing & Publishing	20,998	3.6%	20,235	5.8%
Services: Consumer	16,579	2.8%	792	0.2%
Construction & Building	14,534	2.5%	3,626	1.0%
Energy: Electricity	14,197	2.4%	5,932	1.7%
Automotive	14,171	2.4%	14,123	4.0%
Telecommunications	13,463	2.3%	13,813	3.9%
Containers, Packaging & Glass	12,595	2.2%	9,800	2.8%
Chemicals, Plastics & Rubber	11,640	2.0%	9,107	2.6%
Consumer Goods: Non-Durable	11,164	1.9%	1,571	0.4%
Media: Diversified & Production	10,799	1.9%	6,298	1.8%
Media: Broadcasting & Subscription	8,974	1.5%	2,077	0.6%
Energy: Oil & Gas	6,677	1.1%	1,377	0.4%
Retail	6,089	1.0%	-	-
Environmental Industries	3,000	0.5%	4,850	1.4%
Capital Equipment	2,598	0.5%	3,896	1.1%
Aerospace & Defense	-	-	1,370	0.4%
Subtotal/total percentage	584,905	100.0%	351,564	100.0%
U.S. Treasury Securities	20		10,350
Total investments	$584,925		$361,914

	June 30, 2015		December 31, 2014
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$505,926	86.5%	$314,540	89.4%
Cayman Islands	41,431	7.1%	17,445	5.0%
Germany	23,501	4.0%	8,009	2.3%
Netherlands	6,435	1.1%	4,975	1.4%
United Kingdom	3,000	0.5%	4,850	1.4%
Canada	2,859	0.5%	-	-
Switzerland	1,753	0.3%	1,745	0.5%
Subtotal/total percentage	584,905	100.0%	351,564	100.0%
U.S. Treasury Securities	20		10,350
Total investments	$584,925		$361,914

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

As of June 30, 2015 and December 31, 2014, there were no delinquent or non-accrual debt investments.

Except for CCSLF, the Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company or issuer if the Company owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company or issuer if the Company owned 5% or more of its voting securities.

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2015 and December 31, 2014, the Company’s unfunded commitments amounted to $45,327 and $23,112, respectively. As of August 10, 2015, the Company’s unfunded commitments amounted to $44,621.  Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

Note 7. Total Return Swap

On December 17, 2012, the Company, through its wholly-owned subsidiary, Flatiron Funding, LLC, or Flatiron, entered into a TRS with Citibank.  Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $150,000 to $225,000, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS to $275,000 effective February 18, 2014, to $325,000 effective April 30, 2014, to $375,000 effective July 30, 2014, to $475,000 effective September 5, 2014, to $600,000 effective January 20, 2015 and to $750,000 effective March 4, 2015. Effective November 18, 2014, Flatiron and Citibank further amended the TRS to extend the termination or call date from December 17, 2014 to December 17, 2015.  The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to herein as the TRS Agreement.

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

June 30, 2015

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

Citibank may terminate the TRS on or after December 17, 2015, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 80% of the maximum portfolio amount, multiplied by 1.35% per year. The Company estimates the early termination fee would have been approximately $3,811 at June 30, 2015. Flatiron may also be required to pay a minimum usage fee in connection with the TRS. As of June 30, 2015 and December 31, 2014, Flatiron owed Citibank a minimum usage fee of $23 and $16, respectively.

The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS are valued in the same manner as loans owned by the Company.  As of June 30, 2015 and December 31, 2014, the fair value of the TRS was ($1,610), and ($4,409), respectively. The fair value of the TRS is reflected as unrealized depreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized (depreciation) appreciation on total return swap. As of June 30, 2015 and December 31, 2014, Flatiron had selected 100 and 69 underlying loans with a total notional amount of $654,602 and $431,979, respectively. For the same periods, Flatiron posted $175,023 and $128,388 in cash collateral held by Citibank (of which only $171,195 and $116,564  was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. Receivable due on the TRS is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and fees and net gains on sales and principal repayments of underlying loans of the TRS. As of June 30, 2015 and December 31, 2014, the net receivable on the TRS consisted of the following:

	June 30, 2015	December 31, 2014
Interest and other income from TRS portfolio	$9,215	$5,656
Interest and other expense from TRS portfolio	(2,233)	(1,318)
Net gain on TRS loan sales	1,046	219
Total (1)	$8,028	$4,557

(1)	Net receivable is reflected in receivable due on total return swap on the Company's consolidated balance sheets.

For the three and six months ended June 30, 2015 and 2014, the net realized gain on the TRS consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and other income from TRS portfolio	$9,955	$4,349	$18,369	$7,423
Interest and other expense from TRS portfolio	(2,509)	(1,023)	(4,515)	(1,736)
Net gain on TRS loan sales	1,069	1,474	1,268	2,077
Total (1)	$8,515	$4,800	$15,122	$7,764

(1)	Net realized gain is reflected in net realized gain on total return swap on the Company's consolidated statements of operations.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of June 30, 2015, Flatiron was in compliance with all covenants and reporting requirements.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

The following is a summary of the underlying loans subject to the TRS as of June 30, 2015:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Debt
ABG Intermediate Holdings 2 LLC, L+450, 1.00% LIBOR Floor, 5/27/2021	6 Month LIBOR	Retail	$6,770	$6,832	$62
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022(d)	Various	Retail	4,975	5,007	32
Access CIG, LLC, L+500, 1.00% LIBOR Floor, 10/18/2021	3 Month LIBOR	Services: Business	2,985	3,007	22
AdvancePierre Foods, Inc., L+450, 1.25% LIBOR Floor, 7/10/2017	6 Month LIBOR	Beverage, Food & Tobacco	3,657	3,693	36
Alion Science and Technology Corp., L+1000, 1.00% LIBOR Floor, 8/18/2019	1 Month LIBOR	Capital Equipment	6,054	6,054	-
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,984	7,881	(103)
Alvogen Pharma US, Inc., L+500, 1.00% LIBOR Floor, 4/1/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	5,589	5,603	14
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	12,344	12,422	78
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020	3 Month LIBOR	Energy: Oil & Gas	4,254	3,336	(918)
American Residential Services, LLC, L+450, 1.00% LIBOR Floor, 6/30/2021	3 Month LIBOR	Construction & Building	14,283	14,327	44
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	1,943	1,928	(15)
At Home Holding III Inc., L+400, 1.00% LIBOR Floor, 6/3/2022	2 Month LIBOR	Retail	2,583	2,604	21
Avaya Inc., L+525, 1.00% LIBOR Floor, 5/29/2020	3 Month LIBOR	Telecommunications	14,806	14,479	(327)
Azure Midstream Energy, LLC, L+650, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	3,177	3,173	(4)
BRG Sports, Inc., L+550, 1.00% LIBOR Floor, 4/15/2021	1 Month LIBOR	Consumer Goods: Durable	8,820	8,907	87
C.H.I. Overhead Doors, Inc., L+425, 1.25% LIBOR Floor, 3/18/2019	1 Month LIBOR	Construction & Building	5,571	5,571	-
Caraustar Industries, Inc., L+675, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	905	916	11
Caraustar Industries, Inc., L+675, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	15,334	15,963	629
CDS U.S. Intermediate Holdings, Inc., L+400, 1.00% LIBOR Floor, 7/8/2022(d)	Prime	Hotel, Gaming & Leisure	1,963	1,971	8
Central Security Group, Inc., L+525, 1.00% LIBOR Floor, 10/6/2020	1 Month LIBOR	Services: Consumer	13,113	13,224	111
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019	3 Month LIBOR	Retail	8,692	8,747	55
Chemstralia Pty. Ltd., L+625, 1.00% LIBOR Floor, 2/28/2022(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	3,231	3,418	187
ConvaTec Inc., L+325, 1.00% LIBOR Floor, 6/15/2020	6 Month LIBOR	Healthcare & Pharmaceuticals	5,086	5,099	13
CSP Technologies North America, LLC, L+600, 1.00% LIBOR Floor, 1/29/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	13,651	13,791	140
CT Technologies Intermediate Holdings, Inc., L+425, 1.00% LIBOR Floor, 12/1/2021(d)	1 Month LIBOR	Healthcare & Pharmaceuticals	9,980	10,031	51
CT Technologies Intermediate Holdings, Inc., L+500, 1.00% LIBOR Floor, 12/1/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	4,925	4,991	66
DAE Aviation Holdings, Inc., L+425, 1.00% LIBOR Floor, 7/7/2022(d)	3 Month LIBOR	Aerospace & Defense	4,610	4,636	26
David's Bridal, Inc., L+375, 1.25% LIBOR Floor, 10/11/2019	3 Month LIBOR	Retail	4,577	4,595	18
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022(e)	6 Month LIBOR	Services: Business	13,070	13,235	165
Deltek, Inc., L+400, 1.00% LIBOR Floor, 6/25/2022(d)	3 Month LIBOR	Services: Business	3,140	3,164	24
Diamond Resorts Corp., L+450, 1.00% LIBOR Floor, 5/9/2021(e)	1 Month LIBOR	Consumer Goods: Non-Durable	3,008	3,009	1
EIG Investors Corp., L+400, 1.00% LIBOR Floor, 11/9/2019(e)	3 Month LIBOR	Services: Business	1,855	1,852	(3)
Emmis Operating Company, L+600, 1.00% LIBOR Floor, 6/10/2021	3 Month LIBOR	Media: Broadcasting & Subscription	6,918	6,703	(215)
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(e)	3 Month LIBOR	High Tech Industries	7,285	7,267	(18)
Global Cash Access, Inc., L+525, 1.00% LIBOR Floor, 12/18/2020	3 Month LIBOR	Hotel, Gaming & Leisure	9,677	9,904	227
GTCR Valor Companies, Inc., L+500, 1.00% LIBOR Floor, 5/30/2021	3 Month LIBOR	High Tech Industries	3,918	3,952	34
HC Group Holdings III, Inc., L+500, 1.00% LIBOR Floor, 4/7/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	498	504	6
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021	6 Month LIBOR	Healthcare & Pharmaceuticals	4,903	4,969	66
Hemisphere Media Holdings, LLC, L+400, 1.00% LIBOR Floor, 7/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	4,026	4,026	-
Hilex Poly Co. LLC, L+500, 1.00% LIBOR Floor, 12/5/2021	3 Month LIBOR	Containers, Packaging & Glass	8,338	8,460	122
Hyperion Insurance Group Limited, L+450, 1.00% LIBOR Floor, 3/26/2022(e)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,055	3,084	29
IMG Worldwide Holdings, LLC, L+425, 1.00% LIBOR Floor, 5/6/2021	3 Month LIBOR	Media: Diversified & Production	14,441	14,606	165
Infiltrator Water Technologies, LLC, L+425, 1.00% LIBOR Floor, 5/27/2022	3 Month LIBOR	Construction & Building	9,045	9,165	120
Informatica Corp., L+350, 1.00% LIBOR Floor, 6/3/2022(d)(e)	3 Month LIBOR	High Tech Industries	9,015	9,038	23
inVentiv Health, Inc., L+625, 1.50% LIBOR Floor, 5/15/2018(d)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,495	4,514	19
inVentiv Health, Inc., L+625, 1.50% LIBOR Floor, 5/15/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	1,696	1,694	(2)
Lanyon Solutions, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	3 Month LIBOR	High Tech Industries	1,154	1,149	(5)
Life Time Fitness, Inc., L+325, 1.00% LIBOR Floor, 6/10/2022	3 Month LIBOR	Hotel, Gaming & Leisure	3,533	3,534	1
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020	1 Month LIBOR	Services: Business	5,882	5,468	(414)
Murray Energy Corp., L+600, 1.00% LIBOR Floor, 4/17/2017	3 Month LIBOR	Mining & Metals	1,576	1,587	11
Murray Energy Corp., L+650, 1.00% LIBOR Floor, 4/16/2020	6 Month LIBOR	Mining & Metals	8,371	7,970	(401)
Navex Global, Inc., L+475, 1.00% LIBOR Floor, 11/19/2021	6 Month LIBOR	High Tech Industries	13,806	13,895	89
Nielsen & Bainbridge, LLC, L+500, 1.00% LIBOR Floor, 8/15/2020	6 Month LIBOR	Consumer Goods: Durable	16,175	16,276	101

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Oasis Outsourcing Holdings, Inc., L+475, 1.00% LIBOR Floor, 12/26/2021	1 Month LIBOR	Services: Business	9,504	9,708	204
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	10,403	10,320	(83)
Pelican Products, Inc., L+425, 1.00% LIBOR Floor, 4/10/2020	3 Month LIBOR	Chemicals, Plastics & Rubber	7,927	7,930	3
Peppermill Casinos, Inc., L+600, 1.25% LIBOR Floor, 11/9/2018	1 Month LIBOR	Hotel, Gaming & Leisure	963	979	16
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(e)	3 Month LIBOR	Aerospace & Defense	6,597	6,429	(168)
Pike Corp., L+450, 1.00% LIBOR Floor, 12/22/2021	1 Month LIBOR	Energy: Electricity	2,419	2,427	8
PODS, LLC, L+425, 1.00% LIBOR Floor, 2/2/2022	6 Month LIBOR	Services: Consumer	5,955	6,045	90
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	7,198	7,262	64
PSC Industrial Holdings Corp., L+475, 1.00% LIBOR Floor, 12/5/2020	3 Month LIBOR	Services: Business	4,925	4,950	25
Riverbed Technology, Inc., L+500, 1.00% LIBOR Floor, 4/24/2022	3 Month LIBOR	High Tech Industries	1,634	1,660	26
RP Crown Parent, LLC, L+500, 1.00% LIBOR Floor, 12/21/2018	3 Month LIBOR	High Tech Industries	15,509	15,228	(281)
Scientific Games International, Inc., L+500, 1.00% LIBOR Floor, 10/1/2021(d)(e)	Various	Hotel, Gaming & Leisure	19,555	19,815	260
SESAC Holdco II LLC, L+425, 1.00% LIBOR Floor, 2/7/2019	3 Month LIBOR	Media: Broadcasting & Subscription	5,166	5,160	(6)
SG Acquisition, Inc., L+525, 1.00% LIBOR Floor, 8/19/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,184	14,278	94
SGS Cayman, L.P., L+500, 1.00% LIBOR Floor, 4/23/2021(e)	1 Month LIBOR	Services: Business	525	542	17
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019	3 Month LIBOR	Services: Business	6,832	6,881	49
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	8,268	8,262	(6)
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	Various	Healthcare & Pharmaceuticals	4,675	3,194	(1,481)
Southcross Holdings Borrower LP, L+500, 1.00% LIBOR Floor, 8/4/2021	3 Month LIBOR	Energy: Oil & Gas	1,255	1,230	(25)
SRA International Inc., L+525, 1.25% LIBOR Floor, 7/20/2018	3 Month LIBOR	High Tech Industries	2,149	2,197	48
Sterling Midco Holdings, Inc., L+350, 1.00% LIBOR Floor, 6/20/2022(d)	1 Month LIBOR	Services: Business	1,151	1,155	4
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	9,867	9,835	(32)
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022(d)	3 Month LIBOR	Services: Business	9,279	9,386	107
Styrolution US Holding LLC, L+550, 1.00% LIBOR Floor, 11/7/2019	Various	Chemicals, Plastics & Rubber	3,953	4,074	121
Surgery Center Holdings, Inc., L+425, 1.00% LIBOR Floor, 11/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	6,499	6,622	123
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020	3 Month LIBOR	Services: Business	7,920	8,005	85
Sutherland Global Services Inc., L+500, 1.00% LIBOR Floor, 4/23/2021	1 Month LIBOR	Services: Business	2,253	2,330	77
TASC, Inc., L+600, 1.00% LIBOR Floor, 5/23/2020(e)	3 Month LIBOR	Services: Business	10,909	11,325	416
TIBCO Software Inc., L+550, 1.00% LIBOR Floor, 12/4/2020	1 Month LIBOR	High Tech Industries	12,586	12,984	398
TMFS Holdings, LLC, L+450, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,731	14,820	89
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,319	2,284	(35)
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/5/2018	3 Month LIBOR	Services: Consumer	5,625	5,710	85
TWCC Holding Corp., L+500, 0.75% LIBOR Floor, 2/11/2020	3 Month LIBOR	Media: Broadcasting & Subscription	9,875	9,844	(31)
U.S. Farathane, LLC, L+575, 1.00% LIBOR Floor, 12/23/2021	3 Month LIBOR	Automotive	3,566	3,633	67
USS Parent Holdings Corp., L+475, 1.00% LIBOR Floor, 8/5/2021	1 Month LIBOR	Construction & Building	11,821	11,901	80
Vince, LLC, L+475, 1.00% LIBOR Floor, 11/27/2019(e)	3 Month LIBOR	Consumer Goods: Non-Durable	1,248	1,253	5
Wand Intermediate I LP, L+375, 1.00% LIBOR Floor, 9/17/2021	6 Month LIBOR	Automotive	2,487	2,506	19
Western Dental Services, Inc., L+500, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	6,100	5,626	(474)
Total Senior Secured First Lien Debt			608,574	609,021	447
Senior Secured Second Lien Debt
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	870	921	51
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(e)	3 Month LIBOR	High Tech Industries	9,798	9,375	(423)
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022	3 Month LIBOR	Retail	3,940	3,990	50
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	6 Month LIBOR	Services: Business	6,965	6,558	(407)
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	9,616	9,613	(3)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	8,050	7,960	(90)
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022	1 Month LIBOR	Retail	4,973	3,749	(1,224)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,002	965	(37)
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 1/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	814	840	26
Total Senior Secured Second Lien Debt			46,028	43,971	(2,057)
Total			$654,602	$652,992	$(1,610)

(a)

All of the underlying loans subject to the TRS are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (e) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)

The 1, 2, 3, and 6 month LIBOR rates were 0.19%, 0.23%, 0.28% and 0.44%, respectively, as of June 30, 2015. The prime rate was 3.25% as of June 30, 2015. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2015, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2015.

(c)	Fair value determined by the Company’s board of directors (see Note 9).
(d)	Position or portion thereof unsettled as of June 30, 2015.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

(e)

All or a portion of the investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of that company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2015, 86.1% of the Company’s total assets represented qualifying assets. In addition, as described in this Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 83.6% of the Company’s total assets represented qualifying assets as of June 30, 2015.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

June 30, 2015

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

(c)	Fair value determined by the Company’s board of directors (see Note 9).
(d)	Position or portion thereof unsettled as of December 31, 2014.
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

Note 8. Credit Facility

East West Bank Credit Facility

On April 30, 2015, the Company entered into a revolving credit facility, or the EWB Credit Facility, with East West Bank, or EWB. The EWB Credit Facility provides for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions, and the Company is required to maintain $2,000 in a demand deposit account with EWB at all times. As of June 30, 2015, the Company was in compliance with all covenants and reporting requirements under the EWB Credit Facility.

Advances under the EWB Credit Facility bear interest at a floating rate equal to (i) the greater of 3.25% per year or the variable rate of interest per year announced by EWB as its prime rate, plus (ii) a spread of 0.75%. Interest is payable quarterly in arrears. Each advance under the EWB Credit Facility will be due and payable on the earlier of 90 days from the date such advance was made by EWB, or April 29, 2016. The Company may prepay any advance without penalty or premium. The Company will be subject to a non-usage fee of 0.50% per year on the average amount, if any, of the aggregate principal amount available under the EWB Credit Facility that has not been borrowed, payable at the end of each quarter. The non-usage fee, if any, is payable quarterly in arrears. The Company’s obligations to EWB under the EWB Credit Facility are secured by a first priority security interest in certain eligible loans in which the Company has a beneficial interest, as updated from time to time.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

At June 30, 2015 and August 10, 2015, $22,000 and $0 was drawn on the EWB Credit Facility, respectively. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees and amortization of deferred financing costs, for the three months ended June 30, 2015 was $3,231 and 13.59%, respectively. As of June 30, 2015, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees and amortization of deferred financing costs, was 5.73%.

For the three and six months ended June 30, 2015 and 2014, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stated interest expense	$33	$-	$33	$-
Non-usage fee	30	-	30	-
Amortization of deferred financing costs	46	-	46	-
Total interest expense	$109	$-	$109	$-

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of June 30, 2015 and December 31, 2014, according to the fair value hierarchy:

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$-	$-	$102,218	$102,218	$-	$-	$69,204	$69,204
Senior secured second lien debt	-	-	393,641	393,641	-	-	245,258	245,258
Collateralized securities and structured products - debt	-	-	43,724	43,724	-	-	27,965	27,965
Collateralized securities and structured products - equity	-	-	32,926	32,926	-	-	9,137	9,137
Short term investments	20	-	-	20	10,350	-	-	10,350
Unsecured debt	-	-	12,396	12,396	-	-	-	-
Total return swap	-	-	(1,610)	(1,610)	-	-	(4,409)	(4,409)
Total	$20	$-	$583,295	$583,315	$10,350	$-	$347,155	$357,505

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, March 31, 2015	$80,663	$297,458	$28,247	$26,284	$-	$1,640	$434,292
Investments purchased	27,127	98,026	15,500	7,751	25,263	-	173,667
Net realized (loss) gain	(120)	(13)	-	-	133	8,515	8,515
Net change in unrealized appreciation	(415)	1,461	(50)	167	(196)	(3,250)	(2,283)
Accretion of discount	93	107	27	5	15	-	247
Sales and principal repayments	(5,130)	(3,398)	-	(1,281)	(12,819)	(8,515)	(31,143)
Ending balance, June 30, 2015	$102,218	$393,641	$43,724	$32,926	$12,396	$(1,610)	$583,295
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$(416)	$1,461	$(51)	$167	$(195)	$(2,729)	$(1,763)

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2015
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, December 31, 2014	$69,204	$245,258	$27,965	$9,137	$-	$(4,409)	$347,155
Investments purchased	68,754	150,063	15,500	24,914	29,964	-	289,195
Net realized gain (loss)	387	(4)	-	-	192	15,122	15,697
Net change in unrealized appreciation	(122)	2,411	206	132	(196)	2,799	5,230
Accretion of discount	193	166	53	24	15	-	451
Sales and principal repayments	(36,198)	(4,253)	-	(1,281)	(17,579)	(15,122)	(74,433)
Ending balance, June 30, 2015	$102,218	$393,641	$43,724	$32,926	$12,396	$(1,610)	$583,295
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$(122)	$2,400	$205	$132	$(195)	$2,817	$5,237

	Three Months Ended June 30, 2014
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Total Return Swap	Total
Beginning balance, March 31, 2014	$84,299	$47,164	$9,152	$1,893	$2,757	$145,265
Investments purchased	16,136	57,147	19,529	-	-	92,812
Net realized gain	183	27	-	-	4,800	5,010
Net change in unrealized appreciation	(98)	726	8	(33)	(1,185)	(582)
Accretion of discount	38	12	24	4	-	78
Sales and principal repayments	(23,768)	(3,551)	-	-	(4,800)	(32,119)
Ending balance, June 30, 2014	$76,790	$101,525	$28,713	$1,864	$1,572	$210,464
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$139	$766	$8	$(33)	$124	$1,004

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2014
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Total Return Swap	Total
Beginning balance, December 31, 2013	$61,788	$22,552	$6,849	$1,946	$1,549	$94,684
Investments purchased	55,203	82,784	21,822	-	-	159,809
Net realized gain	327	57	-	-	7,764	8,148
Net change in unrealized appreciation	215	1,068	17	(86)	23	1,237
Accretion of discount	79	16	25	4	-	124
Sales and principal repayments	(40,822)	(4,952)	-	-	(7,764)	(53,538)
Ending balance, June 30, 2014	$76,790	$101,525	$28,713	$1,864	$1,572	$210,464
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$495	$1,136	$17	$(86)	$743	$2,305

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$59,078	Discounted Cash Flow	Discount Rates	6.5%	-	18.9%	8.3%
	43,140	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	224,546	Discounted Cash Flow	Discount Rates	8.0%	-	11.0%	9.3%
	169,095	Broker Quotes	Broker Quotes	N/A			N/A
Collateralized securities and structured products - debt	43,724	Discounted Cash Flow	Discount Rates	8.8%	-	12.0%	10.7%
Collateralized securities and structured products - equity	32,926	Discounted Cash Flow	Discount Rates	13.5%	-	16.0%	15.3%
Total Return Swap	(1,519)	Discounted Cash Flow	Discount Rates	5.5%	-	12.0%	6.9%
	(91)	Broker Quotes	Broker Quotes	N/A			N/A
Unsecured Debt	12,396	Broker Quotes	Broker Quotes	N/A			N/A
Total	$583,295

(1) Weighted average amounts are based on the estimated fair values.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

Note 10. General and Administrative Expense

General and administrative expense consisted of the following items for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Due diligence fees	$267	$79	$529	$402
Professional fees expense	281	179	516	466
Transfer agent expense	279	161	504	277
Filing fees	405	74	432	80
Marketing expense	211	209	310	297
Dues and subscriptions	179	57	267	79
Printing and mailing expense	104	36	159	69
Director fees and expenses	74	45	138	77
Insurance expense	72	53	131	105
Other expenses	171	124	335	224
Total general and administrative expense	$2,043	$1,017	$3,321	$2,076

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

Note 11. Commitments and Contingencies

The Company entered into certain contracts with other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to such indemnifications to be remote.

As of June 30, 2015 and December 31, 2014, the Company’s unfunded commitments were as follows:

Unfunded Commitments	June 30, 2015(1)	December 31, 2014(1)
CCSLF(2)(3)	$40,000	$-
Studio Movie Grill Holdings, LLC(3)	3,187	6,388
ECI Acquisition Holdings, Inc.(3)	1,207	1,724
ABG Intermediate Holdings 2 LLC(3)	933	-
Dollar Tree, Inc.(4)	-	15,000
Total	$45,327	$23,112

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
(2)	See Note 6 for a further description of the Company’s investment in CCSLF.
(3)

As of August 10, 2015, the Company's unfunded commitments were to portfolio companies ECI Acquisition Holdings, Inc., Studio Movie Grill Holdings, LLC, and ABG Intermediate Holdings, LLC in the amount of $1,207, $2,481, and $933, respectively, and included a $40,000 unfunded commitment to CCSLF.

(4)

As of December 31, 2014, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.  Prior to June 30, 2015, the Dollar Tree, Inc. unfunded commitment was terminated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  The Company intends to use cash on hand, short-term investments and other liquid assets to fund these commitments should the need arise.   For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2015 and December 31, 2014, refer to the table above and the consolidated schedule of investments.

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

The Company does not include its unfunded capital commitment to CCSLF as a senior security for the asset coverage ratio, as the capital commitments cannot be drawn without an affirmative vote by one of the Company's representatives on CCSLF's board of managers.

Note 12. Fee Income

Fee income consists of commitment fees and amendment fees. The following table summarizes the Company’s fee income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commitment fees	$250	$-	$718	$-
Amendment fees	21	-	23	-
Total	$271	$-	$741	$-

For the three and six months ended June 30, 2015, all fee income was non-recurring.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended June 30, 2015 and 2014:

	As of and for the	As of and for the
	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Per share data:(1)
Net asset value at beginning of period	$9.22	$9.32
Results of operations:
Net investment income (loss)(2)	0.10	(0.01)
Net realized gain and net change in unrealized appreciation on investments(3)	0.07	0.07
Net realized gain and net change in unrealized appreciation on total return swap	0.27	0.32
Net increase in net assets resulting from operations(3)	0.44	0.38
Shareholder distributions:
Distributions from net investment income	(0.10)	-
Distributions from net realized gains	(0.24)	(0.34)
Distributions in excess of net investment income(4)	(0.03)	(0.01)
Net decrease in net assets from shareholder distributions	(0.37)	(0.35)
Capital share transactions:
Issuance of common stock above net asset value(5)	0.04	0.03
Net increase in net assets resulting from capital share transactions	0.04	0.03
Net asset value at end of period	$9.33	$9.38
Shares of common stock outstanding at end of period	78,325,613	32,949,270
Total investment return-net asset value(6)	5.11%	4.45%
Net assets at beginning of period	$496,389	$144,571
Net assets at end of period	$730,451	$309,088
Average net assets	$611,683	$226,621

Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets(7)	1.09%	(0.08%)
Ratio of gross operating expenses to average net assets	2.32%	3.12%
Ratio of expenses (before recoupment of expense reimbursements) to average net assets(8)	1.92%	2.86%
Ratio of net expense recoupments (net expense reimbursements from IIG) to average net assets	0.40%	(0.20%)
Ratio of net operating expenses to average net assets(9)	2.32%	2.66%
Portfolio turnover rate(10)	13.34%	31.04%
Asset coverage ratio(11)	2.43	2.58

(1)	The per share data for the six months ended June 30, 2015 and 2014 was derived by using the weighted average shares of common stock outstanding during each period.
(2)

Net investment income per share includes expense recoupments to IIG of $0.04 per share for the six months ended June 30, 2015. For the six months ended June 30, 2014, net investment loss per share includes expense reimbursements from IIG of $0.04 per share and expense recoupments to IIG of $0.02 per share.

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

(4)

Distributions in excess of net investment income represent certain expenses, which are not deductable on a tax-basis.  Unearned capital gains incentive fees and certain offering expenses reduce GAAP basis net investment income, but do not reduce tax basis net investment income. These tax-related adjustments represent additional net investment income available for distribution for tax purposes.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

(in thousands, except share and per share amounts)

(5)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date.

(6)

Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company's second amended and restated distribution reinvestment plan and (ii) the fractional shares issued pursuant to the second amended and restated distribution reinvestment plan are issued at 90% of the then public offering price on the date of purchase. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full period are not annualized.

(7)

Excluding the expense reimbursements from IIG and the recoupment of expense reimbursements to IIG during the period, the ratio of net investment income (loss) to average net assets would have been 1.48% and (0.28%) for the six months ended June 30, 2015 and 2014, respectively.

(8)	The ratio of gross expense recoupment to IIG to average net assets for the six months ended June 30, 2015 and 2014 were 0.40% and 0.26%, respectively.
(9)

In order to record an obligation to reimburse IIG for expense support provided, the ratio of gross operating expenses to average net assets, when considering the reimbursement, in the period in which reimbursement is sought cannot exceeded the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the six months ended June 30, 2015 and 2014, the ratios of gross operating expenses to average net assets, when considering recoupment of expense reimbursements, were 0.39% and 0.65%, respectively.

(10)

Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.

(11)

Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period (excluding unfunded commitments), divided by (ii) total senior securities outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding TRS notional amount at the end of the period, less the total amount of cash collateral posted by Flatiron under the TRS, as well as unfunded commitments (as of June 30, 2015 only), as senior securities.  The Company does not include its unfunded capital commitment to CCSLF as a senior security for the asset coverage ratio, as the capital commitments cannot be drawn without an affirmative vote by one of the Company's representatives on CCSLF's board of managers.

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

Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. Our portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities and unsecured debt, including corporate bonds and long-term subordinated loans, referred to as mezzanine loans, of private and thinly traded U.S. middle-market companies. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.

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

Portfolio Investment Activity for the Three Months Ended June 30, 2015 and 2014

The following table summarizes our investment activity, excluding short term investments, for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$27,127	$165,728	$192,855	$16,136	$151,011	$167,147
Senior secured second lien debt	98,026	-	98,026	57,147	15,112	72,259
Collateralized securities and structured products - debt	15,500	-	15,500	19,529	-	19,529
Collateralized securities and structured products - equity	7,751	-	7,751	-	-	-
Unsecured debt	25,263	-	25,263	-	-	-
Sales and principal repayments	(22,628)	(105,688)	(128,316)	(27,319)	(121,906)	(149,225)
Net portfolio activity	$151,039	$60,040	$211,079	$65,493	$44,217	$109,710

The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$102,375	$102,218	17.5%	$608,574	$609,021	93.3%	$710,949	$711,239	57.5%
Senior secured second lien debt	391,866	393,641	67.3%	46,028	43,971	6.7%	437,894	437,612	35.3%
Collateralized securities and structured products - debt	44,305	43,724	7.5%	-	-	-	44,305	43,724	3.5%
Collateralized securities and structured products - equity	32,986	32,926	5.6%	-	-	-	32,986	32,926	2.7%
Unsecured debt	12,592	12,396	2.1%	-	-	-	12,592	12,396	1.0%
Subtotal/total percentage	584,124	584,905	100.0%	654,602	652,992	100.0%	1,238,726	1,237,897	100.0%
Short term investments(2)	20	20		-	-		20	20
Total investments	$584,144	$584,925		$654,602	$652,992		$1,238,746	$1,237,917

Number of portfolio companies			81			94			146(3)
Average annual EBITDA of portfolio companies		$75.9 million			$187.9 million			$138.9 million
Median annual EBITDA of portfolio companies		$60.1 million			$90.0 million			$68.1 million
Purchased at a weighted average price of par			96.81%			98.99%			97.95%
Gross annual portfolio yield based upon the purchase price(4)			9.39%			6.55%(5)			7.89%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(3)

The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 29 portfolio companies being in both the investment and TRS portfolios.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio by the type of interest rate as of June 30, 2015 and December 31, 2014, excluding short term investments of $20 and $10,350, respectively:

	June 30, 2015
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$558,420	$558,416	95.5%	$654,602	$652,992	100.0%	$1,213,022	$1,211,408	97.9%
Fixed interest rate investments	25,704	26,489	4.5%	-	-	-	25,704	26,489	2.1%
Total investments	$584,124	$584,905	100.0%	$654,602	$652,992	100.0%	$1,238,726	$1,237,897	100.0%

	December 31, 2014
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$346,115	$344,067	97.9%	$431,979	$427,570	100.0%	$778,094	$771,637	99.0%
Fixed interest rate investments	7,099	7,497	2.1%	-	-	-	7,099	7,497	1.0%
Total investments	$353,214	$351,564	100.0%	$431,979	$427,570	100.0%	$785,193	$779,134	100.0%

The following table shows the composition of our investment portfolio and our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$114,469	19.6%	$87,566	13.4%	$202,035	16.3%
High Tech Industries	76,992	13.2%	76,745	11.7%	153,737	12.4%
Healthcare & Pharmaceuticals	28,785	4.9%	95,877	14.7%	124,662	10.1%
Diversified Financials	76,650	13.1%	-	-	76,650	6.2%
Banking, Finance, Insurance & Real Estate	34,495	5.9%	33,103	5.1%	67,598	5.5%
Beverage, Food & Tobacco	60,939	10.4%	3,693	0.6%	64,632	5.2%
Hotel, Gaming & Leisure	25,097	4.3%	36,203	5.5%	61,300	4.9%
Chemicals, Plastics & Rubber	11,640	2.0%	47,363	7.3%	59,003	4.8%
Construction & Building	14,534	2.5%	40,964	6.3%	55,498	4.5%
Retail	6,089	1.0%	35,524	5.4%	41,613	3.4%
Services: Consumer	16,579	2.8%	24,979	3.8%	41,558	3.4%
Media: Broadcasting & Subscription	8,974	1.5%	25,733	3.9%	34,707	2.8%
Telecommunications	13,463	2.3%	15,444	2.4%	28,907	2.3%
Media: Advertising, Printing & Publishing	20,998	3.6%	7,881	1.2%	28,879	2.3%
Media: Diversified & Production	10,799	1.9%	14,606	2.2%	25,405	2.1%
Consumer Goods: Durable	-	-	25,183	3.9%	25,183	2.0%
Consumer Goods: Non-Durable	11,164	1.9%	13,808	2.1%	24,972	2.0%
Containers, Packaging & Glass	12,595	2.2%	8,460	1.3%	21,055	1.7%
Automotive	14,171	2.4%	6,139	0.9%	20,310	1.6%
Forest Products & Paper	-	-	16,879	2.6%	16,879	1.4%
Energy: Electricity	14,197	2.4%	2,427	0.4%	16,624	1.3%
Energy: Oil & Gas	6,677	1.1%	7,739	1.2%	14,416	1.2%
Aerospace & Defense	-	-	11,065	1.7%	11,065	0.9%
Mining & Metals	-	-	9,557	1.5%	9,557	0.8%
Capital Equipment	2,598	0.5%	6,054	0.9%	8,652	0.7%
Environmental Industries	3,000	0.5%	-	-	3,000	0.2%
Subtotal/total percentage	584,905	100.0%	652,992	100.0%	1,237,897	100.0%
U.S. Treasury Securities	20		-		20
Total investments	$584,925		$652,992		$1,237,917

	December 31, 2014
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$89,123	25.4%	$70,280	16.4%	$159,403	20.4%
High Tech Industries	45,737	13.0%	36,029	8.4%	81,766	10.5%
Healthcare & Pharmaceuticals	10,203	2.9%	49,917	11.7%	60,120	7.7%
Beverage, Food & Tobacco	42,962	12.2%	-	-	42,962	5.5%
Banking, Finance, Insurance & Real Estate	7,867	2.2%	31,955	7.5%	39,822	5.1%
Diversified Financials	37,102	10.6%	-	-	37,102	4.8%
Construction & Building	3,626	1.0%	31,483	7.4%	35,109	4.5%
Chemicals, Plastics & Rubber	9,107	2.6%	24,303	5.7%	33,410	4.3%
Hotel, Gaming & Leisure	19,703	5.6%	12,606	3.0%	32,309	4.1%
Consumer Goods: Durable	-	-	31,979	7.5%	31,979	4.1%
Media: Advertising, Printing & Publishing	20,235	5.8%	7,001	1.6%	27,236	3.5%
Automotive	14,123	4.0%	11,939	2.8%	26,062	3.3%
Retail	-	-	25,421	6.0%	25,421	3.3%
Containers, Packaging & Glass	9,800	2.8%	8,329	1.9%	18,129	2.3%
Services: Consumer	792	0.2%	17,023	4.0%	17,815	2.3%
Media: Diversified & Production	6,298	1.8%	10,239	2.4%	16,537	2.1%
Telecommunications	13,813	3.9%	988	0.2%	14,801	1.9%
Media: Broadcasting & Subscription	2,077	0.6%	10,965	2.6%	13,042	1.7%
Consumer Goods: Non-Durable	1,571	0.4%	11,379	2.7%	12,950	1.7%
Aerospace & Defense	1,370	0.4%	10,014	2.3%	11,384	1.5%
Forest Products & Paper	-	-	10,867	2.5%	10,867	1.4%
Capital Equipment	3,896	1.1%	6,168	1.4%	10,064	1.3%
Energy: Oil & Gas	1,377	0.4%	8,685	2.0%	10,062	1.3%
Energy: Electricity	5,932	1.7%	-	-	5,932	0.8%
Environmental Industries	4,850	1.4%	-	-	4,850	0.6%
Subtotal/total percentage	351,564	100.0%	427,570	100.0%	779,134	100.0%
U.S. Treasury Securities	10,350		-		10,350
Total investments	$361,914		$427,570		$789,484

Except for CCSLF, the Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company or issuer if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company or issuer if we owned 5% or more of its voting securities.

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2015 and December 31, 2014, our unfunded commitments amounted to $45,327 and $23,112, respectively. As of August 10, 2015, our unfunded commitments amounted to $44,621. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of June 30, 2015 and December 31, 2014, excluding short term investments of $20 and $10,350, respectively:

	June 30, 2015
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	577,390	98.7%	632,684	96.9%	1,210,074	97.7%
3	4,967	0.9%	13,365	2.0%	18,332	1.5%
4	2,548	0.4%	6,943	1.1%	9,491	0.8%
5	-	-	-	-	-	-
	$584,905	100.0%	$652,992	100.0%	$1,237,897	100.0%

	December 31, 2014
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	342,922	97.5%	405,522	94.8%	748,444	96.1%
3	8,642	2.5%	19,087	4.5%	27,729	3.5%
4	-	-	2,961	0.7%	2,961	0.4%
5	-	-	-	-	-	-
	$351,564	100.0%	$427,570	100.0%	$779,134	100.0%

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

Current Investment Portfolio

As of August 10, 2015, our investment portfolio, excluding our short term investments and TRS, consisted of interests in 81 portfolio companies (17% in senior secured first lien debt, 66% in senior secured second lien debt, 13% in collateralized securities and structured products (comprised of 3% invested in rated debt, 5% invested in non-rated debt and 5% invested in non-rated equity of such securities and products) and 4% in unsecured debt with a total fair value of $604,787 with an average and median portfolio company annual EBITDA of $78.0 million and $60.1 million, respectively, at initial investment. As of August 10, 2015, investments in our portfolio, excluding our short term investments and TRS, were purchased at a weighted average price of 97.08% of par value. Our estimated gross annual portfolio yield was 9.39% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the six months ended June 30, 2015, our total investment return-net asset value was 5.11%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.

As of August 10, 2015, our short term investments included an investment in a U.S. Treasury Obligations Fund of $9,772.

Further, as of August 10, 2015, through a TRS (described further in Note 7 of our consolidated financial statements), we obtained the economic benefit of owning investments in first lien senior secured and second lien senior secured floating-rate loans of 88 portfolio companies.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

                Our results of operations for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015	2014
Investment income	$11,918	$3,634
Net operating expenses	7,412	3,570
Net investment income	4,506	64
Net realized gain on investments	-	210
Net change in unrealized appreciation on investments	967	603
Net realized gain on total return swap	8,515	4,800
Net change in unrealized depreciation on total return swap	(3,250)	(1,185)
Net increase in net assets resulting from operations	$10,738	$4,492

Investment Income

For the three months ended June 30, 2015 and 2014, we generated investment income of $11,918 and $3,634, respectively, consisting primarily of interest income on investments in senior secured loans, collateralized securities and structured products of 78 and 52 portfolio companies held during each respective period. During the three months ended June 30, 2015 and 2014, our investment portfolio, excluding short term investments and the TRS, increased $152,253 and $66,384, respectively, as we continued to deploy the net proceeds from our continuous offering. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our continuous offering. As a result, we believe that reported investment income for the three months ended June 30, 2015 and 2014 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	2014
Management fees	$3,491	$1,303
Administrative services expense	420	430
Capital gains incentive fee	(243)	220
General and administrative	2,043	1,017
Interest expense	109	-
Total expenses	5,820	2,970
Recoupment of expense reimbursements from IIG	1,592	600
Net operating expenses	$7,412	$3,570

The composition of our general and administrative expenses for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	2014
Filing fees	$405	$74
Professional fees expense	281	179
Transfer agent expense	279	161
Due diligence fees	267	79
Marketing expense	211	209
Dues and subscriptions	179	57
Printing and mailing expense	104	36
Director fees and expenses	74	45
Insurance expense	72	53
Other expenses	171	124
Total general and administrative expense	$2,043	$1,017

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

For the three months ended June 30, 2015, IIG recouped $1,592 of expense reimbursements made during the three months ended June 30, 2013 and September 30, 2013 in connection with the expense support and conditional reimbursement agreement. For the three months ended June 30, 2014, IIG recouped $600 of expense reimbursements made during the three months ended December 31, 2012 and March 31, 2013.  We did not receive any expense reimbursements from IIG for the three months ended June 30, 2015 or 2014.

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

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$117	$117	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819	819	-	2.75%	7.00%	March 31, 2016
June 30, 2013	1,148	1,148	-	1.43%	7.00%	June 30, 2016
September 30, 2013	1,297	967	330	0.49%	7.00%	September 30, 2016
December 31, 2013	695	-	695	0.31%	7.00%	December 31, 2016
March 31, 2014	1,049	-	1,049	0.27%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.31%	7.00%	June 30, 2017
September 30, 2014	-	-	-	0.13%	7.00%	September 30, 2017
December 31, 2014	831	-	831	0.15%	7.00%	December 31, 2017
March 31, 2015	-	-	-	0.21%	7.00%	March 31, 2018
June 30, 2015	-	-	-	0.18%	7.00%	June 30, 2018
Total	$5,956	$3,051	$2,905

(1)

Operating expenses include all expenses borne by us, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates, and interest expense.

(2)	We did not declare any distributions during the three months ended December 31, 2012.
(3)

Annualized Distribution Rate equals the annualized rate of distributions paid to shareholders based on the amount of the regular cash distributions paid immediately prior to the date the expense support payment obligation was incurred by IIG. Annualized Distribution Rate does not include special cash or stock distributions paid to shareholders.

Net Investment Income

Our net investment income totaled $4,506 and $64 for the three months ended June 30, 2015 and 2014, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale.

Net Realized Gain on Investments

Our net realized gain on investments totaled $0 and $210 for the three months ended June 30, 2015 and 2014, respectively. The decrease in net realized gain on investments was primarily due to realized losses on the sale of certain investments and an overall decrease in sales activity during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. During the three months ended June 30, 2015, we received sale proceeds and principal repayments of $20,236 and $2,392, respectively, compared to sale proceeds of $27,065 and principal repayments of $254 for the three months ended June 30, 2014.

Net Change in Unrealized Appreciation on Investments

The net change in unrealized appreciation on our investments totaled $967 and $603 for the three months ended June 30, 2015 and 2014, respectively. This change was predominantly driven by primary and secondary investments made available to us at advantageous purchase prices.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $8,515 and $4,800 for the three months ended June 30, 2015 and 2014, respectively. The components of net realized gain on the TRS are summarized below for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Interest and other income from TRS portfolio	$9,955	$4,349
Interest and other expense from TRS portfolio	(2,509)	(1,023)
Net gain on TRS loan sales	1,069	1,474
Total	$8,515	$4,800

Net Change in Unrealized Depreciation on TRS

The net change in unrealized depreciation on the TRS totaled ($3,250) and ($1,185) for the three months ended June 30, 2015 and 2014, respectively. This change was predominately driven by a widening of credit spreads during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2015 and 2014, we recorded a net increase in net assets resulting from operations of $10,738 and $4,492, respectively.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

                Our results of operations for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
Investment income	$20,832	$5,835
Net operating expenses	14,195	6,021
Net investment income (loss)	6,637	(186)
Net realized gain on investments	575	384
Net change in unrealized appreciation on investments	2,431	1,214
Net realized gain on total return swap	15,122	7,764
Net change in unrealized appreciation on total return swap	2,799	23
Net increase in net assets resulting from operations	$27,564	$9,199

Investment Income

For the six months ended June 30, 2015 and 2014, we generated investment income of $20,832 and 5,835 respectively, consisting primarily of interest income on investments in senior secured loans, collateralized securities and structured products of 78 and 61 portfolio companies held during each respective period. During the six months ended June 30, 2015 and 2014, our investment portfolio, excluding short term investments and the TRS, increased $233,341 and $115,757, respectively, as we continued to deploy the net proceeds from our continuous offering. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our continuous offering. As a result, we believe that reported investment income for the six months ended June 30, 2015 and 2014 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
	2015	2014
Management fees	$6,251	$2,212
Administrative services expense	874	846
Capital gains incentive fee	1,211	745
Offering, organizational and other costs - IIG	-	591
General and administrative	3,321	2,076
Interest expense	109	-
Total expenses	11,766	6,470
Expense reimbursements from IIG	-	(1,049)
Recoupment of expense reimbursements from IIG	2,429	600
Net operating expenses	$14,195	$6,021

The composition of our general and administrative expenses for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
	2015	2014
Due diligence fees	$529	$402
Professional fees expense	516	466
Transfer agent expense	504	277
Filing fees	432	80
Marketing expense	310	297
Dues and subscriptions	267	79
Printing and mailing expense	159	69
Director fees and expenses	138	77
Insurance expense	131	105
Other expenses	335	224
Total general and administrative expense	$3,321	$2,076

Expense Reimbursements

For the six months ended June 30, 2015, IIG recouped $2,429 of expense reimbursements made during the three months ended March 31, 2013, June 30, 2013, and September 30, 2013 in connection with the expense support and conditional reimbursement agreement. We did not receive any expense reimbursements from IIG for the six months ended June 30, 2015. For the six months ended June 30, 2014, we received expense reimbursements from IIG of $1,049 and IIG recouped $600 of expense reimbursements made during the three months ended December 31, 2012 and March 31, 2013.

Refer to the section, “Results of Operations for the Three Months Ended June 30, 2015 and 2014 - Expense Reimbursements” above for further details on our expense reimbursements with our affiliate, IIG.

Net Investment Income (Loss)

Our net investment income (loss) totaled $6,637 and ($186) for the six months ended June 30, 2015 and 2014, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale.

Net Realized Gain on Investments

Our net realized gain on investments totaled $575 and $384 for the six months ended June 30, 2015 and 2014, respectively. The increase in net realized gain on investments was primarily due to an increase in sales activity during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, we received sale proceeds and principal repayments of $55,801 and $3,510, respectively, compared to sale proceeds of $40,230 and principal repayments of $5,544 for the six months ended June 30, 2014.

Net Change in Unrealized Appreciation on Investments

The net change in unrealized appreciation on our investments totaled $2,431 and $1,214 for the six months ended June 30, 2015 and 2014, respectively. This change was predominantly driven by primary and secondary investments made available to us at advantageous purchase prices, as well as a tightening of credit spreads during the six months ended June 30, 2015.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $15,122 and $7,764 for the six months ended June 30, 2015 and 2014, respectively. The components of net realized gain on the TRS are summarized below for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Interest and other income from TRS portfolio	$18,369	$7,423
Interest and other expense from TRS portfolio	(4,515)	(1,736)
Net gain on TRS loan sales	1,268	2,077
Total	$15,122	$7,764

Net Change in Unrealized Appreciation on TRS

The net change in unrealized appreciation on the TRS totaled $2,799 and $23 for the six months ended June 30, 2015 and 2014, respectively. This change was predominantly driven by primary and secondary investments made available to us at advantageous purchase prices, as well as a tightening of credit spreads during the six months ended June 30, 2015.

Net Increase in Net Assets Resulting from Operations

For the six months ended June 30, 2015 and 2014, we recorded a net increase in net assets resulting from operations of $27,564 and $9,199, respectively.

 Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $9.33 and $9.22 on June 30, 2015 and December 31, 2014, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.3658 per share during the six months ended June 30, 2015, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 5.11% for the entire six-month period ended June 30, 2015. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 9.34% and a cumulative total return of 25.42% through June 30, 2015 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 4.89% and a cumulative total return of 12.88% through June 30, 2015. Over the same time period the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, and the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, registered cumulative total returns of approximately 10.86% and 13.04%, respectively, during the period from December 17, 2012 to June 30, 2015. In addition, the annualized return for the S&P/LSTA Leveraged Loan Index and the BofA Merrill Lynch US High Yield Index was 4.15% and 4.95%, respectively, during the period from December 17, 2012 to June 30, 2015.

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

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous offering of shares of our common stock. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, are at or above our net asset value per share.

We will sell our shares on a continuous basis at our latest public offering price of $10.45 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share. Therefore, persons who tender subscriptions for shares of our common stock in the offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each weekly closing on the sale of shares of our common stock, our board of directors has delegated to one or more of its directors the authority to conduct such closings so long as there is no change to our public offering price or to establish a new net offering price that is not more than 2.5% above our net asset value per share. In connection with each weekly closing, we will, in each case if necessary, update the information contained in our prospectus by filing a prospectus supplement with the SEC, and we will also post any updated information to our website.

As of June 30, 2015, we sold 78,325,613 shares for net proceeds of $803,582 at an average price per share of $10.26. The net proceeds received include reinvested shareholder distributions of $25,392, for which we issued 2,699,360 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $1,343, for which we repurchased 142,775 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through June 30, 2015, sales commissions and dealer manager fees related to the sale of our common stock were $46,822 and $22,824, respectively.

As of August 12, 2015, we sold 84,531,513 shares of common stock for net proceeds of $867,590 at an average price per share of $10.26. The net proceeds received include reinvested shareholder distributions of $30,543, for which we issued 3,247,037 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $5,571, for which we repurchased 592,313 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through August 12, 2015, sales commissions and dealer manager fees related to the sale of our common stock were $50,598 and $24,689, respectively.

The net proceeds from our continuous offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of June 30, 2015 and December 31, 2014, we had $20 and $10,350 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

On April 28, 2015, we filed a registration statement on Form N-2 to sell up to 100,000,000 additional shares of our common stock at an initial public offering price of $10.45 per share.

Total Return Swap

For a detailed discussion of our TRS, refer to Note 7 to our consolidated financial statements included in this report.

East West Bank Credit Facility

On April 30, 2015, we entered into the EWB Credit Facility with EWB. The EWB Credit Facility provides for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions. As of June 30, 2015, our outstanding borrowings under the EWB Credit Facility were $22,000 and the aggregate principal amount available in connection with the EWB Credit Facility was $18,000. As of August 10, 2015, $0 was drawn on the EWB Credit Facility.

For a detailed discussion of our EWB Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

CĪON / Capitala Senior Loan Fund I, LLC

On June 24, 2015, we entered into a joint venture with Capitala to create CCSLF. We have committed to provide an aggregate of up to $40,000 of equity to CCSLF. As of August 10, 2015, our unfunded commitment to CCSLF was $40,000.

For a detailed discussion of CCSLF, refer to Note 6 to our consolidated financial statements included in this report.

RIC Status and Distributions

Our total investment portfolio includes loans and other securities on our consolidated balance sheets and loans underlying the TRS. Accordingly, we treat net interest and other income earned on all investments, including the loans underlying the TRS, as a component of investment company taxable income when determining our sources of distributions. The following table reflects the sources of our distributions on a tax basis for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage
Net investment income(1)	$4,708	$8,515	$13,223	100.0%	$8,293	$15,122	$23,415	97.6%
Capital gains from the sale of assets(2)	-	-	-	-	575	-	575	2.4%
Total	$4,708	$8,515	$13,223	100.0%	$8,868	$15,122	$23,990	100.0%

(1)

For the three months ended June 30, 2015, tax basis net investment income does not include the reversal of unearned capital gains incentive fees of $243 or offering expenses of $445, which reduce GAAP basis net investment income available for distributions.  For the six months ended June 30, 2015, tax basis net investment income does not include unearned capital gains incentive fees of $1,211 or offering expenses of $445, which reduce GAAP basis net investment income available for distributions.  These tax-related adjustments represent additional net investment income available for distribution to shareholders.

(2)

For the three and six months ended June 30, 2015, we had no capital gains classified as long-term. The final determination of the tax attributes of our distributions is made annually as of the end of our fiscal year.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. This new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. ASU 2015-03 is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. We are currently evaluating the impact ASU 2015-03 will have on our consolidated financial statements and/or disclosures.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), or ASU 2015-07, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  This new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. ASU 2015-07 is to be applied retrospectively for each period presented. We are currently evaluating the impact ASU 2015-07 will have on our consolidated financial statements and/or disclosures.

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

Valuation Methods

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•         our quarterly valuation process begins with each portfolio company or investment being initially valued by certain of CIM’s investment professionals and certain members of its management team, with such valuation taking into account information received from various sources, including independent valuation firms and AIM, if applicable;

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

For an additional discussion of our investment valuation process, refer to Note 2 to our consolidated financial statements included in this report.

Related Party Transactions

For the three and six months ended June 30, 2015 and 2014, we incurred fees and other expenses related to CIM and its affiliates as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2015	2014	2015	2014
CĪON Securities, LLC	Dealer manager	Dealer manager fees(1)	$3,972	$2,586	$7,223	$5,099
CIM	Investment adviser	Management fees(2)(3)	3,491	1,303	6,251	2,212
CIM	Investment adviser	Incentive fees(2)(4)	(243)	220	1,211	745
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)(5)	420	430	874	846
IIG	Sponsor	Reimbursement of offering, organizational and other costs(2)	-	-	-	591
IIG	Sponsor	Recoupment of expense support(2)	1,592	600	2,429	600
			$9,232	$5,139	$17,988	$10,093

(1)	Amounts charged directly to equity.
(2)			Amounts charged directly to operations.
(3)			For the three and six months ended June 30, 2014, management fees of $0 and $909, respectively, were supported pursuant to the expense support and conditional reimbursement agreement.
(4)			For the three and six months ended June 30, 2014, incentive fees of $0 and $139, respectively, were supported pursuant to the expense support and conditional reimbursement agreement.
(5)			For the three and six months ended June 30, 2014, administrative services expense of $0 and $1, respectively, was supported pursuant to the expense support and conditional reimbursement agreement.

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

Our investment portfolio may contain debt investments that are in the form of lines of credit, revolving credit facilities, or other unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreement. As of June 30, 2015 and December 31, 2014, our unfunded commitments were as follows:

Unfunded Commitments	June 30, 2015(1)	December 31, 2014(1)
CCSLF(2)(3)	$40,000	$-
Studio Movie Grill Holdings, LLC(3)	3,187	6,388
ECI Acquisition Holdings, Inc.(3)	1,207	1,724
ABG Intermediate Holdings 2 LLC(3)	933	-
Dollar Tree, Inc.(4)	-	15,000
Total	$45,327	$23,112

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
(2)	See Note 6 for a further description of our investment in CCSLF.
(3)

As of August 10, 2015, our unfunded commitments were to portfolio companies ECI Acquisition Holdings, Inc., Studio Movie Grill Holdings, LLC, and ABG Intermediate Holdings, LLC in the amount of $1,207, $2,481, and $933, respectively, and included a $40,000 unfunded commitment to CCSLF.

(4)

As of December 31, 2014, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.  Prior to June 30, 2015, the Dollar Tree, Inc. unfunded commitment was terminated.

Unfunded commitments to provide funds to companies are not recorded on our consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. We believe we maintain sufficient liquidity in the form of cash on hand, short-term investments and other liquid assets to fund these unfunded commitments should the need arise.  For information on the companies to which we are committed to fund additional amounts as of June 30, 2015 and December 31, 2014, refer to the table above and the consolidated schedule of investments included in this report.

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

We do not include our unfunded capital commitment to CCSLF as a senior security for the asset coverage ratio, as the capital commitments cannot be drawn without an affirmative vote by one of our representatives on CCSLF's board of managers.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements except for those discussed in “Financial Condition, Liquidity and Capital Resources - Total Return Swap” and “Commitments and Contingencies and Off-Balance Sheet Arrangements - Commitments and Contingencies” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2015, 97.9% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

Under the terms of the TRS with Citibank, we pay fees to Citibank at a floating rate based on LIBOR (and some cases prime rate) in exchange for the right to receive the economic benefit of a pool of loans. Pursuant to the terms of the EWB Credit Facility, borrowings are at a floating rate based the greater of 3.25% or the variable rate of interest per year announced by EWB as its prime rate. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio and TRS Agreement in effect as of June 30, 2015:

Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 27 basis points	$1,700	2.1%
Current base interest rate	-	-
Up 100 basis points	(3,450)	(4.3%)
Up 200 basis points	1,682	2.1%
Up 300 basis points	6,863	8.6%

(1)

Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities) plus 1.35% per year on the full notional amount of the loans subject to the TRS. As of June 30, 2015, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2015.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2015 pursuant to our share repurchase program.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	April 1 to April 30, 2015	42,288	$9.41	42,288	(1)
	May 1 to May 31, 2015	-	-	-	-
	June 1 to June 30, 2015	-	-	-	-
	Total	42,288	$9.41	42,288	(1)

(1)

A description of the terms and maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

10.15

Limited Liability Company Agreement of CĪON / Capitala Senior Loan Fund I, LLC, dated as of June 24, 2015, by and between CĪON Investment Corporation and Capitala Finance Corp. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2015).

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

Date: August 13, 2015

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