Form 10-Q
period 2015-09-30
CION Investment Corp
filed 2015-11-13
CIK 1534254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

 Yes [  ] No [x]

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 11, 2015 was 97,072,359.

CĪON INVESTMENT CORPORATION

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Investments, at fair value (amortized cost of $709,039 and $363,564, respectively)	$702,062	$361,914
Cash	12,688	9,474
Restricted cash	2,000	-
Due from counterparty(1)	178,631	128,388
Receivable for common stock purchased	594	1,459
Interest receivable on investments	4,843	2,184
Receivable due on total return swap(1)	6,298	4,557
Prepaid expenses and other assets	442	125
Total assets	$907,558	$508,101

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$38,414	$4,106
Accounts payable and accrued expenses	845	515
Commissions payable for common stock purchased ($292 and $218 to CĪON Securities, LLC, respectively)	872	597
Accrued management fees	4,146	1,031
Accrued administrative services expense	409	570
Accrued recoupment of expense reimbursements from IIG(2)	1,758	-
Due to IIG - offering, organizational and other costs(3)	79	484
Unrealized depreciation on total return swap(1)	14,116	4,409
Total liabilities	60,639	11,712

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
92,740,834 and 53,818,629 shares issued and outstanding, respectively	93	54
Capital in excess of par value	868,418	502,394
Accumulated distributions in excess of net investment income	(499)	-
Accumulated net unrealized depreciation on investments	(6,977)	(1,650)
Accumulated net unrealized depreciation on total return swap(1)	(14,116)	(4,409)
Total shareholders' equity	846,919	496,389

Total liabilities and shareholders' equity	$907,558	$508,101

Net asset value per share of common stock at end of period	$9.13	$9.22

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

CĪON Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Interest income	$14,769	$4,795	$34,860	$10,629
Fee and other income	64	288	805	288
Total investment income	14,833	5,083	35,665	10,917

Operating expenses
Management fees	4,146	1,740	10,397	3,952
Administrative services expense	409	377	1,283	1,222
Capital gains incentive fee(1)	(1,211)	(497)	-	248
Offering, organizational and other costs - IIG(2)	-	-	-	592
General and administrative(3)	1,666	867	4,987	2,942
Interest expense	153	-	262	-
Total expenses	5,163	2,487	16,929	8,956
Expense reimbursements from IIG(4)	-	-	-	(1,049)
Recoupment of expense reimbursements from IIG(4)	1,758	22	4,187	622
Net operating expenses	6,921	2,509	21,116	8,529
Net investment income	7,912	2,574	14,549	2,388

Realized and unrealized (losses) gains
Net realized gain on investments	142	971	717	1,355
Net change in unrealized depreciation on investments	(7,758)	(1,630)	(5,327)	(416)
Net realized gain on total return swap(5)	8,620	4,136	23,742	11,899
Net change in unrealized depreciation on total return swap(5)	(12,506)	(1,912)	(9,707)	(1,889)
Total net realized and unrealized (losses) gains	(11,502)	1,565	9,425	10,949

Net (decrease) increase in net assets resulting from operations	$(3,590)	$4,139	$23,974	$13,337

Per share information—basic and diluted

Net (decrease) increase in net assets per share resulting from operations	$(0.04)	$0.11	$0.33	$0.46

Weighted average shares of common stock outstanding	84,923,397	37,849,989	72,157,369	28,878,907

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(2)	See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by IIG and its affiliates.
(3)	See Note 10 for details of the Company's general and administrative expenses.
(4)	See Note 4 for a discussion of expense reimbursements from IIG and recoupment of expense reimbursements.
(5)	See Note 7 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$14,549	$2,388
Net realized gain on investments	717	1,355
Net change in unrealized depreciation on investments	(5,327)	(416)
Net realized gain on total return swap(1)	23,742	11,899
Net change in unrealized depreciation on total return swap(1)	(9,707)	(1,889)
Net increase in net assets resulting from operations	23,974	13,337
Changes in net assets from shareholders' distributions:(2)
Net investment income	(14,549)	(2,388)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(21,997)	(9,795)
Net gain on TRS loan sales	(1,745)	(2,104)
Net realized gain on investments	(717)	(1,355)
Distributions in excess of net investment income(3)	(499)	(189)
Net decrease in net assets from shareholders' distributions	(39,507)	(15,831)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $34,420 and $24,028, respectively	350,445	246,454
Reinvestment of shareholder distributions	20,704	7,620
Repurchase of common stock	(5,086)	(193)
Net increase in net assets resulting from capital share transactions	366,063	253,881

Total increase in net assets	350,530	251,387
Net assets at beginning of period	496,389	144,571
Net assets at end of period	$846,919	$395,958

Net asset value per share of common stock at end of period	$9.13	$9.31
Shares of common stock outstanding at end of period	92,740,834	42,532,137

Distributions in excess of net investment income at end of period(3)	$(499)	$(689)

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2)	This table presents changes in net assets from shareholders' distributions on a GAAP basis. See Note 5 for a discussion of the sources of distributions paid by the Company.
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

CĪON Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$23,974	$13,337
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(710)	(236)
Proceeds from principal repayment of investments	6,819	47,872
Purchase of investments	(404,283)	(304,984)
Increase in short term investments, net	(10,431)	(22,678)
Proceeds from sale of investments	63,847	73,307
Net realized gain on investments	(717)	(1,355)
Net unrealized depreciation on investments	5,327	416
Net unrealized depreciation on total return swap(1)	9,707	1,889
Amortization of deferred financing costs	116	-
(Increase) decrease in due from counterparty(1)	(50,243)	(59,196)
(Increase) decrease in reimbursement from IIG, net(2)	-	462
(Increase) decrease in interest receivable on investments	(2,659)	(965)
(Increase) decrease in receivable due on investments sold	-	(8,094)
(Increase) decrease in receivable due on total return swap(1)	(1,741)	(930)
(Increase) decrease in prepaid expenses and other assets	(155)	(141)
Increase (decrease) in payable for investments purchased	34,308	33,954
Increase (decrease) in accounts payable and accrued expenses	330	(46)
Increase (decrease) in accrued management fees	3,115	1,740
Increase (decrease) in accrued administrative services expense	(161)	377
Increase (decrease) in due to IIG - offering, organizational and other costs(3)	(405)	(550)
Increase (decrease) in accrued recoupment of expense reimbursements from IIG(2)	1,758	22
Increase (decrease) in accrued capital gains incentive fee	-	158
Net cash used in operating activities	(322,204)	(225,641)

Financing activities:
Gross proceeds from issuance of common stock	385,730	270,482
Commissions and dealer manager fees paid	(34,145)	(24,028)
Repurchase of common stock	(5,086)	(193)
Shareholders' distributions paid(4)	(18,803)	(6,225)
Borrowings under revolving credit facility	22,000	-
Repayment of revolving credit facility	(22,000)	-
Restricted cash	(2,000)	-
Deferred financing costs paid	(278)	-
Net cash provided by financing activities	325,418	240,036

Net increase in cash	3,214	14,395
Cash, beginning of period	9,474	450
Cash, end of period	$12,688	$14,845

Supplemental non-cash financing activities:
Cash paid for interest	$145	$-
Reinvestment of shareholders' distributions	$20,704	$7,620
Shareholders' distributions payable	$-	$2,881

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2)	See Note 4 for a discussion of expense reimbursements from IIG and recoupment of expense reimbursements.
(3)	See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by IIG and its affiliates.
(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2015

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Senior Secured First Lien Debt - 13.0%
Accruent, LLC, L+625, 1.00% LIBOR Floor, 11/25/2019	3 Month LIBOR	High Tech Industries	$2,970	$2,964	$2,963
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019(d)	3 Month LIBOR	High Tech Industries	8,583	8,546	8,540
F+W Media, Inc., L+725, 1.25% LIBOR Floor, 6/30/2019	3 Month LIBOR	Media: Diversified & Production	12,266	11,871	12,143
Ignite Restaurant Group, Inc., L+700, 1.00% LIBOR Floor, 2/13/2019	3 Month LIBOR	Beverage, Food & Tobacco	14,850	14,675	14,701
Infogroup Inc., L+600, 1.50% LIBOR Floor, 5/26/2018	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,785	15,239	15,193
Intertain Group Ltd., L+650, 1.00% LIBOR Floor, 4/8/2022(g)	3 Month LIBOR	Hotel, Gaming & Leisure	2,045	2,006	2,040
Nathan's Famous Inc., 10.00%, 3/15/2020(g)	None	Beverage, Food & Tobacco	6,000	6,000	6,337
Panda Sherman Power, LLC, L+750, 1.50% LIBOR Floor, 9/14/2018	3 Month LIBOR	Energy: Electricity	4,253	4,223	3,892
Plano Molding Company, LLC, L+600, 1.00% LIBOR Floor, 5/12/2021	3 Month LIBOR	Consumer Goods: Non-Durable	10,972	10,867	10,863
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	Prime	Healthcare & Pharmaceuticals	3,683	3,625	2,591
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	3 Month LIBOR	Energy: Oil & Gas	7,400	6,780	6,549
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/10/2018(d)	3 Month LIBOR	Hotel, Gaming & Leisure	18,390	18,279	18,390
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	3,269	3,229	3,220
US Joiner Holding Company, L+600, 1.00% LIBOR Floor, 4/16/2020	3 Month LIBOR	Capital Equipment	2,605	2,573	2,579
Total Senior Secured First Lien Debt				110,877	110,001
Senior Secured Second Lien Debt - 55.2%
ABG Intermediate Holdings 2 LLC, L+850, 1.00% LIBOR Floor, 5/27/2022(d)	3 Month LIBOR	Retail	6,067	5,998	6,067
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022	3 Month LIBOR	Services: Business	11,245	10,776	10,964
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,167	10,137
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2021	3 Month LIBOR	Construction & Building	3,700	3,668	3,663
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020(h)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,075	3,105	3,090
Blue Ribbon, LLC, L+825, 1.00% LIBOR Floor, 11/13/2022(k)	1 Month LIBOR	Beverage, Food & Tobacco	18,000	17,842	17,775
C.H.I. Overhead Doors, Inc., L+775, 1.00% LIBOR Floor, 7/31/2023	1 Month LIBOR	Construction & Building	7,000	6,965	6,930
Concentra Inc., L+800, 1.00% LIBOR Floor, 6/1/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	5,714	5,658	5,714
Deltek, Inc., L+850, 1.00% LIBOR Floor, 6/26/2023	3 Month LIBOR	Services: Business	11,245	11,079	11,280
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,450	9,310
EISI LLC, L+850, 1.00% LIBOR Floor, 9/23/2020(k)	3 Month LIBOR	High Tech Industries	20,000	19,697	19,600
Elements Behavioral Health, Inc., L+875, 1.00% LIBOR Floor, 2/11/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,959	4,970
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022(g)	3 Month LIBOR	Environmental Industries	3,000	2,974	2,970
Flexera Software LLC, L+700, 1.00% LIBOR Floor, 4/2/2021	3 Month LIBOR	High Tech Industries	5,340	5,268	5,273
Fram Group Holdings Inc., L+950, 1.50% LIBOR Floor, 1/29/2018	1 Month LIBOR	Automotive	90	88	50
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020(h)	6 Month LIBOR	Services: Consumer	3,361	3,352	3,361
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022	1 Month LIBOR	Services: Business	11,410	11,331	11,210
Global Tel*Link Corp., L+775, 1.25% LIBOR Floor, 11/23/2020	3 Month LIBOR	Telecommunications	9,500	9,487	9,025
GTCR Valor Companies, Inc., L+850, 1.00% LIBOR Floor, 11/30/2021	3 Month LIBOR	High Tech Industries	5,000	4,958	4,925
H.D. Vest, Inc., L+825, 1.00% LIBOR Floor, 6/18/2019(k)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	17,500	17,427	17,385
Hilex Poly Co. LLC, L+875, 1.00% LIBOR Floor, 6/5/2022	3 Month LIBOR	Containers, Packaging & Glass	12,409	12,170	12,331
Infiltrator Water Technologies, LLC, L+875, 1.00% LIBOR Floor, 5/26/2023	3 Month LIBOR	Construction & Building	13,917	13,711	13,847
Institutional Shareholder Services Inc., L+750, 1.00% LIBOR Floor, 4/30/2022(h)	3 Month LIBOR	Services: Business	7,860	7,775	7,585
Landslide Holdings, Inc., L+725, 1.00% LIBOR Floor, 2/25/2021	3 Month LIBOR	Services: Business	9,830	9,830	9,486
Lanyon Solutions, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	High Tech Industries	2,273	2,264	2,151
Learfield Communications, Inc., L+775, 1.00% LIBOR Floor, 10/9/2021	3 Month LIBOR	Media: Broadcasting & Subscription	1,417	1,406	1,417
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	6 Month LIBOR	Services: Business	3,380	3,318	3,135
Mitchell International, Inc., L+750, 1.00% LIBOR Floor, 10/11/2021	3 Month LIBOR	High Tech Industries	7,509	7,491	7,514
MSC.Software Corp., L+750, 1.00% LIBOR Floor, 5/29/2021(h)	3 Month LIBOR	High Tech Industries	15,000	14,795	14,587
Navex Global, Inc., L+875, 1.00% LIBOR Floor, 11/18/2022	6 Month LIBOR	High Tech Industries	11,245	11,080	11,132
Onex TSG Holdings II Corp., L+850, 1.00% LIBOR Floor, 7/31/2023(h)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,249	12,126	12,187
Patterson Medical Supply, Inc., L+775, 1.00% LIBOR Floor, 8/28/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,365	13,433
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	3,469	3,482	3,452
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	1 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,701	14,738
Pike Corp., L+850, 1.00% LIBOR Floor, 6/22/2022	3 Month LIBOR	Energy: Electricity	10,000	9,839	9,900
PODS, LLC, L+825, 1.00% LIBOR Floor, 2/2/2023	3 Month LIBOR	Services: Consumer	9,984	9,926	10,084

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2015

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
PSC Industrial Holdings Corp., L+825, 1.00% LIBOR Floor, 12/5/2021	3 Month LIBOR	Services: Business	10,000	9,817	9,850
RP Crown Parent, LLC, L+1000, 1.25% LIBOR Floor, 12/21/2019	3 Month LIBOR	High Tech Industries	5,000	4,733	4,313
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	4,500	4,475	4,073
SI Organization, Inc., L+800, 1.00% LIBOR Floor, 5/23/2020	3 Month LIBOR	Services: Business	1,511	1,498	1,481
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021	3 Month LIBOR	Hotel, Gaming & Leisure	6,220	6,220	6,251
Sterling Midco Holdings, Inc., L+775, 1.00% LIBOR Floor, 6/19/2023(h)	3 Month LIBOR	Services: Business	10,462	10,428	10,436
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023	3 Month LIBOR	Services: Business	10,000	9,851	9,800
Surgery Center Holdings, Inc., L+750, 1.00% LIBOR Floor, 11/3/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	12,000	12,027	12,180
Survey Sampling International, LLC, L+900, 1.00% LIBOR Floor, 12/16/2021	3 Month LIBOR	Services: Business	15,000	14,723	14,850
TASC, Inc., 12.00%, 5/23/2021(g)	None	Services: Business	7,332	7,116	7,460
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	1,606	1,565	1,582
TMK Hawk Parent, Corp., L+750, 1.00% LIBOR Floor, 10/1/2022(k)	3 Month LIBOR	Beverage, Food & Tobacco	15,000	14,862	15,075
TransFirst Inc., L+800, 1.00% LIBOR Floor, 11/11/2022(h)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	12,368	12,310	12,267
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 1/3/2020	2 Month LIBOR	Healthcare & Pharmaceuticals	1,985	2,016	1,985
U.S. Renal Care, Inc., L+900, 1.25% LIBOR Floor, 1/3/2020	2 Month LIBOR	Healthcare & Pharmaceuticals	3,486	3,523	3,520
Vestcom International, Inc., L+775, 1.00% LIBOR Floor, 9/30/2022(k)	3 Month LIBOR	Services: Business	15,000	14,934	14,850
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022(h)	6 Month LIBOR	Automotive	16,000	15,875	15,600
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022	1 Month LIBOR	Beverage, Food & Tobacco	11,987	11,685	11,568
Total Senior Secured Second Lien Debt				469,186	467,819
Collateralized Securities and Structured Products - Debt - 5.1%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	2,000	2,030	1,980
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	610	618	604
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(g)	3 Month LIBOR	Diversified Financials	5,400	5,400	5,341
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(g)	3 Month LIBOR	Diversified Financials	15,500	15,500	15,225
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(f)(g)	3 Month LIBOR	Diversified Financials	5,000	4,557	4,175
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,000	1,867	1,863
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,500	2,321	2,164
JPMorgan Chase Bank, N.A. Credit Linked Note, L+1225, 12/20/2021(g)	3 Month LIBOR	Diversified Financials	5,000	5,000	4,928
NXT Capital CLO 2014-1, LLC Class E Notes, L+550, 4/23/2026(f)(g)	3 Month LIBOR	Diversified Financials	7,500	7,040	6,693
Total Collateralized Securities and Structured Products - Debt				44,333	42,973
Collateralized Securities and Structured Products - Equity - 3.5%
Anchorage Capital CLO 2012-1, Ltd. Subordinated Notes, 15.00% Estimated Yield, 1/13/2025(g)	(e)	Diversified Financials	4,000	3,335	2,890
APIDOS CLO XVI Subordinated Notes, 15.00% Estimated Yield, 1/19/2025(g)	(e)	Diversified Financials	9,000	5,354	4,765
CENT CLO 19 Ltd. Subordinated Notes, 15.00% Estimated Yield, 10/29/2025(g)	(e)	Diversified Financials	2,000	1,429	1,272
Dryden XXIII Senior Loan Fund Subordinated Notes, 16.00% Estimated Yield, 7/17/2023(g)	(e)	Diversified Financials	9,250	5,977	5,480
Galaxy XV CLO Ltd. Class A Subordinated Notes, 15.00% Estimated Yield, 4/15/2025(g)	(e)	Diversified Financials	4,000	2,661	2,787
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 16.00% Estimated Yield, 10/20/2025(g)	(e)	Diversified Financials	2,000	1,829	1,651
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 16.00% Estimated Yield, 10/18/2025(g)	(e)	Diversified Financials	8,146	7,150	6,830
Ivy Hill Middle Market Credit Fund X, Ltd. Subordinated Notes, 16.00% Estimated Yield, 7/24/2027(g)	(e)	Diversified Financials	4,760	4,235	4,112
Total Collateralized Securities and Structured Products - Equity				31,970	29,787
Unsecured Debt - 3.6%
Alliant Holdings I, L.P., 8.25%, 8/1/2023	None	Banking, Finance, Insurance & Real Estate	7,255	7,238	6,992
Neptune Finco Corp., 10.125%, 1/15/2023(h)	None	Telecommunications	6,347	6,351	6,423
NFP Corp., 9.00%, 7/15/2021	None	Banking, Finance, Insurance & Real Estate	9,000	8,957	8,674
Radio One, Inc., 9.25%, 2/15/2020	None	Media: Broadcasting & Subscription	9,000	8,481	7,751
TIBCO Software Inc., 11.375%, 12/1/2021	None	High Tech Industries	859	865	861
Total Unsecured Debt				31,892	30,701

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2015

(in thousands)

		Amortized Cost	Fair Value
Short Term Investments - 2.5%(i)
First American Treasury Obligations Fund, Class Z Shares(j)		20,781	20,781
Total Short Term Investments		20,781	20,781
TOTAL INVESTMENTS - 82.9%		$709,039	$702,062
OTHER ASSETS IN EXCESS OF LIABILITIES - 17.1%			$144,857
NET ASSETS - 100%			$846,919
TOTAL RETURN SWAP - (1.7)%	Notional Amount		Unrealized Depreciation
Citibank TRS Facility (see Note 7)	$679,122		$(14,116)

(a)

All of the Company's investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note (g) below. Except for CĪON / Capitala Senior Loan Fund I, LLC, the Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio. Unless specifically identified, investments do not contain a paid-in-kind, or PIK, interest provision.

(b)

The 1, 2, 3, and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.19%, 0.26%, 0.33%, and 0.53%, respectively, as of September 30, 2015.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2015, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2015. The prime rate was 3.25% as of September 30, 2015.

(c)	Fair value determined by the Company’s board of directors (see Note 9).
(d)

As discussed in Note 11, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,207, $1,422, and $933 as of September 30, 2015 to ECI Acquisition Holdings, Inc., Studio Movie Grill Holdings, LLC, and ABG Intermediate Holdings 2 LLC, respectively.  As of November 9, 2015, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,207, $1,422, and $1,128 to ECI Acquisition Holdings, Inc., Studio Movie Grill Holdings, LLC, and ABG Intermediate Holdings 2 LLC, respectively.

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

(f)

Great Lakes CLO 2014-1 Class E Notes, Ivy Hill Middle Market Credit Fund VII Class E Notes and NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of September 30, 2015. JFIN CLO 2014 Class E Notes were rated BB on S&P's credit scale as of September 30, 2015.

(g)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2015, 88.5% of the Company’s total assets represented qualifying assets. In addition, as described in Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 85.8% of the Company’s total assets represented qualifying assets as of September 30, 2015.

(h)	Position or portion thereof unsettled as of September 30, 2015.
(i)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(j)	Effective yield as of September 30, 2015 was <0.01%.
(k)	Security or a portion thereof was pledged as collateral supporting the amounts outstanding, if any, under the revolving credit facility with East West Bank as of September 30, 2015.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2014

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Senior Secured First Lien Debt - 13.9%
Accruent, LLC, L+625, 1.00% LIBOR Floor, 11/25/2019	3 Month LIBOR	High Tech Industries	$2,993	$2,986	$2,993
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019(d)	3 Month LIBOR	High Tech Industries	8,214	8,170	8,214
F+W Media, Inc., L+650, 1.25% LIBOR Floor, 6/30/2019	3 Month LIBOR	Media: Diversified & Production	6,443	6,220	6,298
Ignite Restaurant Group, Inc., L+700, 1.00% LIBOR Floor, 2/13/2019	3 Month LIBOR	Beverage, Food & Tobacco	14,963	14,753	14,814
Infogroup Inc., L+600, 1.50% LIBOR Floor, 5/26/2018	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,828	10,281	10,098
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,758	1,730	1,745
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	4,871	4,782	4,746
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	3 Month LIBOR	Energy: Oil & Gas	1,442	1,429	1,377
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/10/2018(d)	3 Month LIBOR	Hotel, Gaming & Leisure	13,588	13,401	13,452
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	1,611	1,586	1,571
US Joiner Holding Company, L+600, 1.00% LIBOR Floor, 4/16/2020	3 Month LIBOR	Capital Equipment	3,955	3,901	3,896
Total Senior Secured First Lien Debt				69,239	69,204
Senior Secured Second Lien Debt - 49.4%
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022	1 Month LIBOR	Services: Business	6,400	6,018	6,048
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,149	10,137
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2021	3 Month LIBOR	Construction & Building	3,700	3,663	3,626
Blue Ribbon, LLC, L+825, 1.00% LIBOR Floor, 11/13/2022	1 Month LIBOR	Beverage, Food & Tobacco	8,000	7,900	7,900
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000	5,003	4,975
EISI LLC, L+850, 1.00% LIBOR Floor, 9/23/2020	3 Month LIBOR	High Tech Industries	20,000	19,663	19,800
Elements Behavioral Health, Inc., L+875, 1.00% LIBOR Floor, 2/11/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,955	4,970
Emerald 3 Limited, L+700, 1.00% LIBOR Floor, 5/16/2022(g)	3 Month LIBOR	Environmental Industries	5,000	4,952	4,850
Fram Group Holdings Inc., L+900, 1.50% LIBOR Floor, 1/29/2018	1 Month LIBOR	Automotive	90	88	88
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	3 Month LIBOR	Services: Consumer	800	797	792
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022	1 Month LIBOR	Services: Business	9,910	9,856	9,637
Global Tel*Link Corp., L+775, 1.25% LIBOR Floor, 11/23/2020	3 Month LIBOR	Telecommunications	9,500	9,484	9,369
GTCR Valor Companies, Inc., L+850, 1.00% LIBOR Floor, 11/30/2021	3 Month LIBOR	High Tech Industries	5,000	4,955	4,850
H.D. Vest, Inc., L+800, 1.25% LIBOR Floor, 6/18/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	854	846	848
Hilex Poly Co. LLC, L+875, 1.00% LIBOR Floor, 6/5/2022	3 Month LIBOR	Containers, Packaging & Glass	10,000	9,751	9,800
Institutional Shareholder Services Inc., L+750, 1.00% LIBOR Floor, 4/30/2022	3 Month LIBOR	Services: Business	5,860	5,834	5,772
Landslide Holdings, Inc., L+725, 1.00% LIBOR Floor, 2/25/2021	3 Month LIBOR	Services: Business	9,830	9,842	9,535
Lanyon Solutions, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	High Tech Industries	2,273	2,263	2,216
Learfield Communications, Inc., L+775, 1.00% LIBOR Floor, 10/9/2021	3 Month LIBOR	Media: Broadcasting & Subscription	1,417	1,405	1,410
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	3 Month LIBOR	Services: Business	2,000	1,990	1,895
MSC.Software Corp., L+750, 1.00% LIBOR Floor, 5/29/2021	3 Month LIBOR	High Tech Industries	7,820	7,761	7,664
Navex Global, Inc., L+875, 1.00% LIBOR Floor, 11/18/2022	3 Month LIBOR	Services: Business	8,000	7,841	7,880
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	2,441	2,459	2,387
Pike Corp., L+850, 1.00% LIBOR Floor, 6/22/2022	1 Month LIBOR	Energy: Electricity	6,000	5,850	5,932
PSC Industrial Holdings Corp., L+825, 1.00% LIBOR Floor, 12/5/2021	1 Month LIBOR	Services: Business	10,000	9,800	9,850
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	4,500	4,472	4,444
SI Organization, Inc., L+800, 1.00% LIBOR Floor, 5/23/2020	3 Month LIBOR	Services: Business	1,511	1,497	1,496
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021	3 Month LIBOR	Hotel, Gaming & Leisure	6,220	6,220	6,251
Survey Sampling International, LLC, L+900, 1.00% LIBOR Floor, 12/16/2021	3 Month LIBOR	Services: Business	15,000	14,701	14,738
TASC, Inc., 12.00%, 5/23/2021(h)	3 Month LIBOR	Services: Business	7,332	7,099	7,497
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	675	671	667
TMK Hawk Parent, Corp., L+750, 1.00% LIBOR Floor, 10/1/2022	3 Month LIBOR	Beverage, Food & Tobacco	15,000	14,852	14,925
TransFirst Inc., L+800, 1.00% LIBOR Floor, 11/11/2022	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	7,087	7,016	7,019
U.S. Renal Care, Inc., L+900, 1.25% LIBOR Floor, 1/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	486	492	487
Vestcom International, Inc., L+775, 1.00% LIBOR Floor, 9/30/2022	6 Month LIBOR	Services: Business	15,000	14,927	14,775
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022	3 Month LIBOR	Automotive	14,000	13,899	14,035
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022	1 Month LIBOR	Beverage, Food & Tobacco	5,488	5,494	5,323
WP CPP Holdings, LLC, L+775, 1.00% LIBOR Floor, 4/30/2021	3 Month LIBOR	Aerospace & Defense	1,435	1,429	1,370
Total Senior Secured Second Lien Debt				245,894	245,258

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (continued)

December 31, 2014

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Collateralized Securities and Structured Products - Debt - 5.6%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	2,000	2,035	1,999
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	610	620	610
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(g)	3 Month LIBOR	Diversified Financials	5,400	5,400	5,400
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(f)(g)	3 Month LIBOR	Diversified Financials	5,000	4,522	4,325
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,000	1,860	1,815
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,500	2,308	2,168
JPMorgan Chase Bank, N.A. Credit Linked Note, L+1,225, 12/20/2021(g)	3 Month LIBOR	Diversified Financials	5,000	5,000	5,048
NXT Capital CLO 2014-1, LLC, Class E Notes, L+550, 4/23/2026(f)(g)	3 Month LIBOR	Diversified Financials	7,500	7,007	6,600
Total Collateralized Securities and Structured Products - Debt				28,752	27,965
Collateralized Securities and Structured Products - Equity - 1.8%
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 14% Estimated Yield, 10/18/2025(g)	(e)	Diversified Financials	8,146	7,427	7,413
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 14% Estimated Yield, 10/20/2025(g)	(e)	Diversified Financials	2,000	1,902	1,724
Total Collateralized Securities and Structured Products - Equity				9,329	9,137
Short Term Investments - 2.1%(i)
First American Treasury Obligations Fund, Class Z Shares(j)			10,350	10,350	10,350
Total Short Term Investments				10,350	10,350
TOTAL INVESTMENTS - 72.9%				$363,564	$361,914
OTHER ASSETS IN EXCESS OF LIABILITIES - 27.1%					$134,475
NET ASSETS - 100%					$496,389

TOTAL RETURN SWAP - (0.9%)			Notional Amount		Unrealized Depreciation
Citibank TRS Facility (see Note 7)			$431,979		$(4,409)

(a)

All of the Company's investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (g) below. The Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio. Unless specifically identified, investments do not contain a paid-in-kind, or PIK, interest provision.

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

September 30, 2015

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2014 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2014 are derived from the 2014 audited consolidated financial statements and include the accounts of the Company’s wholly-owned subsidiaries. The Company does not consolidate its interest in CĪON / Capitala Senior Loan Fund I, LLC, or CCSLF. See Note 6 for a description of the Company’s investment in CCSLF.

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

Short Term Investments

Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $20,781 and $10,350 of such investments at September 30, 2015 and December 31, 2014, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

The following table summarizes offering, organizational and other costs incurred by IIG and by the Company from January 31, 2012 (Inception) through September 30, 2015:

	Offering, Organizational and Other Costs Incurred by IIG
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(5)	Total
Year Ended
December 31, 2012(1)	$192	$1,620	$200	$2,012
December 31, 2013	-	-	-	-
December 31, 2014	-	-	-	-
Three Months Ended
March 31, 2015	-	-	-	-
June 30, 2015	-	-	-	-
September 30, 2015	-	-	-	-
Total	192	1,620	200	2,012
Costs submitted for reimbursement by IIG(2)	(192)	(1,620)	(200)	(2,012)
Total Unreimbursed Costs at September 30, 2015	$-	$-	$-	$-

	Offering, Organizational and Other Costs Incurred by the Company(3)
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(5)	Total
Year Ended
December 31, 2012(1)	$-	$30	$-	$30
December 31, 2013	-	1,787	-	1,787
December 31, 2014	-	2,026	-	2,026
Three Months Ended
March 31, 2015	-	481	-	481
June 30, 2015	-	1,236	-	1,236
September 30, 2015	-	489	-	489
Total	-	6,049	-	6,049
Costs reimbursed by the Company(2)	192	1,620	200	2,012
Total Costs Incurred by the Company	$192	$7,669	$200	$8,061

Costs paid as of September 30, 2015(4)	$192	$7,387	$200	$7,779
Costs accrued as of September 30, 2015(6)	-	282	-	282
Total Costs Incurred by the Company	$192	$7,669	$200	$8,061

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

(3)	Unless otherwise noted, offering costs incurred directly by the Company are included in general and administrative expense on the consolidated statements of operations.
(4)	Amount includes $46 of prepaid offering costs at September 30, 2015.
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

(6)

Of this amount, $79 is presented as Due to IIG - offering, organizational and other costs on the consolidated balance sheets at September 30, 2015. The remainder is included in accounts payable and accrued expenses on the consolidated balance sheets at September 30, 2015.

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

The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2012, 2013, and 2014.

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

September 30, 2015

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

September 30, 2015

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

September 30, 2015

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

The Company may have investments in its investment portfolio that contain a PIK interest provision. Any PIK interest would be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For the three and nine months ended September 30, 2015 and 2014, the Company did not record any PIK interest from its investments.

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

Derivative Instrument

The Company’s only derivative instrument is the TRS. The Company marks its derivative to market through net change in unrealized depreciation on total return swap in the consolidated statements of operations. For additional information on the TRS, see Note 7.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

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

Note 3. Share Transactions

The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	37,261,580	$384,865	26,231,573	$270,482
Reinvestment of distributions	2,201,398	20,704	810,878	7,620
Total gross shares/proceeds	39,462,978	405,569	27,042,451	278,102
Sales commissions and dealer manager fees	-	(34,420)	-	(24,028)
Net shares/proceeds from the offering	39,462,978	371,149	27,042,451	254,074
Share repurchase program	(540,773)	(5,086)	(20,492)	(193)
Net shares/proceeds from share transactions	38,922,205	$366,063	27,021,959	$253,881

During the nine months ended September 30, 2015 and 2014, the Company sold 39,462,978 and 27,042,451 shares, respectively, at an average price per share of $10.28 for both periods.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

As of September 30, 2015, the Company sold 92,740,834 shares of common stock for net proceeds of $951,610 at an average price per share of $10.26. The net proceeds include gross proceeds received from reinvested shareholder distributions of $36,244, for which the Company issued 3,853,195 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $5,571, for which the Company repurchased 592,313 shares of common stock.

During the period from October 1, 2015 to November 11, 2015, the Company sold 4,331,525 shares of common stock for net proceeds of $43,692 at an average price per share of $10.09. The net proceeds include gross proceeds received from reinvested shareholder distributions of $2,726, for which the Company issued 296,949 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $2,012, for which the Company repurchased 219,147 shares of common stock.

Since commencing its continuous public offering on July 2, 2012 and through November 11, 2015, the Company sold 97,072,359 shares of common stock for net proceeds of $995,302 at an average price per share of $10.25. The net proceeds include gross proceeds received from reinvested shareholder distributions of $38,970, for which the Company issued 4,150,144 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $7,583, for which the Company repurchased 811,460 shares of common stock.

On December 28, 2012, January 31, 2013, March 14, 2013, May 15, 2013, August 15, 2013, and February 4, 2014, the Company’s board of directors increased the public offering price per share of common stock under the Company’s offering to $10.04, $10.13, $10.19, $10.24, $10.32, and $10.45, respectively, to ensure that the associated offering price per share, net of sales commissions and dealer manager fees, equaled or exceeded the net asset value per share on each subsequent subscription closing date and distribution reinvestment date. On October 6, 2015, the Company’s board of directors reduced the public offering price per share to $10.20 due to a decline in the Company’s net asset value per share of more than 2.5% of the Company’s then-current net offering price.

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

On November 2, 2015, the Company amended the terms of the quarterly share repurchase program. The amendments to the share repurchase program will be effective as of the Company’s quarterly repurchase offer for the fourth quarter of 2015, which will commence in November 2015 and will be completed in January 2016. Under the amended share repurchase program, the Company will offer to repurchase shares of common stock at a price equal to the price at which shares are issued pursuant to the third amended and restated distribution reinvestment plan, or the Third Amended DRIP, on the distribution date coinciding with such share repurchase date.

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

The following table summarizes the share repurchases completed during the nine months ended September 30, 2015:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2015	January 7, 2015	48,947	100%	$9.41	$460
June 30, 2015	April 1, 2015	42,288	100%	9.41	398
September 30, 2015	July 1, 2015	449,538	100%	9.41	4,228
Total		540,773			$5,086

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

Note 4. Transactions with Related Parties

For the three and nine months ended September 30, 2015 and 2014, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2015	2014	2015	2014
CĪON Securities, LLC	Dealer manager	Dealer manager fees(1)	$4,157	$2,830	$11,380	$7,929
CIM	Investment adviser	Management fees(2)(3)	4,146	1,740	10,397	3,952
CIM	Investment adviser	Incentive fees(2)(4)	(1,211)	(497)	-	248
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)(5)	409	377	1,283	1,222
IIG	Sponsor	Reimbursement of offering, organizational and other costs(2)	-	-	-	592
IIG	Sponsor	Recoupment of expense support(2)	1,758	22	4,187	622
			$9,259	$4,472	$27,247	$14,565

(1)	Amounts charged directly to equity.
(2)			Amounts charged directly to operations.
(3)			For the three and nine months ended September 30, 2014, management fees of $49 and $958, respectively, were supported pursuant to the expense support and conditional reimbursement agreement.
(4)

For the nine months ended September 30, 2014, incentive fees of $90 were supported pursuant to the expense support and conditional reimbursement agreement. During the three months ended September 30, 2014, $49 of expense support was reclassified from incentive fees to management fees.

(5)

For the nine months ended September 30, 2014, administrative services expense of $1 was supported pursuant to the expense support and conditional reimbursement agreement. No administrative services expense was supported for the three months ended September 30, 2014.

The Company has entered into certain agreements with CIM’s affiliate, CĪON Securities, LLC, formerly known as ICON Securities, LLC, or CĪON Securities, whereby the Company pays certain fees and reimbursements. CĪON Securities is entitled to receive a 3% dealer manager fee from gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its continuous public offering on July 2, 2012 and through November 11, 2015, the Company paid or accrued sales commissions of $57,767 to the selling dealers and dealer manager fees of $28,261 to CĪON Securities.

The Company has entered into an investment advisory agreement with CIM. On October 31, 2014, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2014. Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is described in Note 2. Refer to Note 7 for a discussion of CIM’s entitlement to receive incentive fees and accrual of the incentive fee on capital gains with respect to the TRS.

The Company accrues the capital gains incentive fee based on net realized gains and unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three months ended September 30, 2015, the Company recorded a reduction in the capital gains incentive fee of $1,211 related to changes in unrealized appreciation and depreciation. For the nine months ended September 30, 2015, the Company did not record any capital gains incentive fees related to changes in unrealized appreciation and depreciation.  At September 30, 2015, the Company had no liability for capital gains incentive fees. For the three and nine months ended September 30, 2014, the Company recorded capital gains incentive fees related to unrealized appreciation of ($234) and $164, respectively.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offering (without giving effect to any potential reimbursements from IIG and its affiliates). If the Company sells the maximum number of shares at its latest public offering price of $10.20 per share, the Company estimates that it may incur up to approximately $15,463 of expenses. Previously, the Company interpreted “raised” to mean all gross proceeds that the Company expected to raise through the completion of the offering of its shares, which could be as late as December 31, 2015, rather than actual gross proceeds raised through the date of reimbursement. Consistent with such application and since the Company believed it would raise at least $100,000 through the completion of the offering of its shares, upon commencement of operations on December 17, 2012, the Company issued 111,111 shares of the Company’s common stock at $9.00 per share to IIG in lieu of payment of $1,000 for offering and organizational costs submitted for reimbursement. The transactions satisfied an independent obligation of IIG to invest $1,000 in the Company’s shares. Through that date, the Company had raised gross proceeds from unaffiliated outside investors of $2,639 and from affiliated investors of $2,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $70.

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

From inception through September 30, 2015, IIG and its affiliates incurred offering, organizational and other pre-effective costs of $2,012. Of these costs, $1,812 represented offering and organizational costs, all of which have been submitted to the Company for reimbursement. The Company paid $450 in October 2013, $550 in March 2014, $592 in May 2014 and $420 in March 2015.  No additional material offering, organizational or other pre-effective costs have been incurred by IIG or its affiliates subsequent to September 30, 2015.

As of September 30, 2015, the Company raised gross proceeds of $915,366, of which it can pay up to $13,730 in offering and organizational costs (which represents 1.5% of the actual gross proceeds raised from the offering). Through September 30, 2015, the Company paid $7,779 of such costs, leaving an additional $5,951 that can be paid. As of November 11, 2015, the Company raised gross proceeds of $956,332, of which it can pay up to $14,345 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised from the offering). Through November 11, 2015, the Company paid $7,991 of such costs, leaving an additional $6,354 that can be paid.

Reinvestment of shareholder distributions are excluded from the gross proceeds from the Company’s offering for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. Proceeds from the Company’s offering are reduced by share repurchases when determining the total amount of offering and organizational costs that can be paid by the Company.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse the Company for expenses in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. Pursuant to the expense support and conditional reimbursement agreement, the Company has a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement if, during any fiscal quarter occurring within three years of the date on which IIG funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies exceeds the distributions paid by the Company to its shareholders. For the three and nine months ended September 30, 2015 and the three months ended September 30, 2014, the Company did not receive any expense reimbursements from IIG. For the nine months ended September 30, 2014, the total expense reimbursement from IIG was $1,049 relating to certain operating expenses.

On December 13, 2013 and January 16, 2015, the Company and IIG amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from January 30, 2014 to January 30, 2015 and from January 30, 2015 to December 31, 2015, respectively.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by the Company for each of the following three month periods.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG(4)	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$117	$117	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819	819	-	2.75%	7.00%	March 31, 2016
June 30, 2013	1,148	1,148	-	1.43%	7.00%	June 30, 2016
September 30, 2013	1,297	1,297	-	0.49%	7.00%	September 30, 2016
December 31, 2013	695	695	-	0.31%	7.00%	December 31, 2016
March 31, 2014	1,049	733	316	0.27%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.31%	7.00%	June 30, 2017
September 30, 2014	-	-	-	0.13%	7.00%	September 30, 2017
December 31, 2014	831	-	831	0.15%	7.00%	December 31, 2017
March 31, 2015	-	-	-	0.21%	7.00%	March 31, 2018
June 30, 2015	-	-	-	0.18%	7.00%	June 30, 2018
September 30, 2015	-	-	-	0.15%	7.00%	September 30, 2018
Total	$5,956	$4,809	$1,147

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

(4)	As of September 30, 2015, $1,758 of reimbursed expense support is payable to IIG.

Pursuant to the expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement (i) if expense reimbursement amounts funded by IIG exceed operating expenses incurred during any fiscal quarter, (ii) if the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to shareholders, and (iii) during any fiscal quarter occurring within three years of the date on which IIG funded such amount. The obligation to reimburse IIG for any expense support provided by IIG under such agreement is further conditioned by the following: (i) in the period in which reimbursement is sought, the ratio of operating expenses to average net assets, when considering the reimbursement, cannot exceed the ratio of operating expenses to average net assets for the period when the expense support was provided; (ii) in the period when reimbursement is sought, the annualized distribution rate cannot fall below the annualized distribution rate for the period when the expense support was provided; and (iii) the expense support can only be reimbursed within three years from the date the expense support was provided.

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. During the three and nine months ended September 30, 2015, the Company recorded obligations to repay expense reimbursements to IIG of $1,758 and $4,187, respectively. During the three and nine months ended September 30, 2014, the Company recorded obligations to repay expense reimbursements to IIG of $22 and $622, respectively. The Company may or may not be requested to reimburse any remaining costs in the future.

As of September 30, 2015 and December 31, 2014, the total net liability payable to CIM and its affiliates was $6,684 and $2,303, respectively, which primarily related to fees earned by CIM during the preceding three months of each period.

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

September 30, 2015

(in thousands, except share and per share amounts)

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG, which are subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. Through December 31, 2014, a portion of the Company’s distributions resulted, and future distributions may result, from expense reimbursements from IIG, which are subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or IIG continues to make such expense reimbursements. Shareholders should also understand that the Company’s future repayments will reduce the distributions that they would otherwise receive.  There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.  IIG has no obligation to provide expense reimbursements to the Company in future periods.  For the three and nine months ended September 30, 2015, the Company did not receive any expense reimbursements from IIG.  For the nine months ended September 30, 2014, if expense reimbursements from IIG were not supported, some or all of the distributions may have been a return of capital.

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

Note 5. Distributions

The Company’s board of directors declared distributions for forty-nine and thirty-nine record dates during the year ended December 31, 2014 and nine months ended September 30, 2015, respectively. Declared distributions are paid monthly.

The following table presents cash distributions per share that were declared during the year ended December 31, 2014 and nine months ended September 30, 2015:

	Distributions
Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014 (nine record dates)	$0.1679	$3,315
June 30, 2014 (thirteen record dates)	0.1829	5,120
September 30, 2014 (fourteen record dates)	0.1969	7,396
December 31, 2014 (thirteen record dates)	0.1829	8,716
Total distributions for the year ended December 31, 2014	$0.7306	$24,547

Fiscal 2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
June 30, 2015 (thirteen record dates)	0.1829	13,223
September 30, 2015 (thirteen record dates)	0.1829	15,517
Total distributions for the nine months ended September 30, 2015	$0.5487	$39,507

On February 1, 2014, the Company changed from semi-monthly closings to weekly closings for the sale of the Company’s shares pursuant to its continuous public offering. As a result, the Company’s board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of common stock.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

On September 16, 2015, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on October 28, 2015 to shareholders of record on October 6, October 13, October 20, and October 27, 2015. On October 15, 2015, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, payable on November 25, 2015 to shareholders of record on November 3, November 10, November 17, and November 24, 2015.

Distribution Reinvestment Plan

The Company has adopted an “opt in” distribution reinvestment plan for shareholders. As a result, if the Company makes a distribution, shareholders will receive distributions in cash unless they specifically “opt in” to the second amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

On November 2, 2015, the Company further amended and restated its distribution reinvestment plan pursuant to the Third Amended DRIP. The Third Amended DRIP will be effective as of, and will first apply to the reinvestment of cash distributions paid on or after, the closing of the Company’s continuous public offering by no later than December 31, 2015.

Under the Third Amended DRIP, cash distributions to participating shareholders will be reinvested in additional shares of common stock at a purchase price determined by the Company’s board of directors or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share determined in good faith by the board of directors or a committee thereof, in their sole discretion, immediately prior to the payment of the distribution, or the NAV Per Share, and (ii) not more than 2.5% greater than the NAV Per Share as of such date.

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

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015			2014
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income(1)	$0.2021	$14,549	36.8%	$0.0826	$2,388	15.1%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.3055	21,997	55.7%	0.3389	9,795	61.9%
Net gain on TRS loan sales	0.0242	1,745	4.4%	0.0728	2,104	13.3%
Net realized gain on investments	0.0100	717	1.8%	0.0469	1,355	8.5%
Distributions in excess of net investment income(2)	0.0069	499	1.3%	0.0065	189	1.2%
Total distributions	$0.5487	$39,507	100.0%	$0.5477	$15,831	100.0%

(1)	Distributions from net investment income include expense support from IIG of $1,049 related to the three months ended March 31, 2014.
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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

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
$(6,059)

As of September 30, 2015, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $6,771; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $27,990; the net unrealized depreciation was $21,219; and the aggregate cost of securities for Federal income tax purposes was $709,165.

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

Note 6. Investments

The composition of the Company’s investment portfolio as of September 30, 2015 and December 31, 2014 at amortized cost and fair value was as follows:

	September 30, 2015			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$110,877	$110,001	16.1%	$69,239	$69,204	19.7%
Senior secured second lien debt	469,186	467,819	68.7%	245,894	245,258	69.8%
Collateralized securities and structured products - debt	44,333	42,973	6.3%	28,752	27,965	8.0%
Collateralized securities and structured products - equity	31,970	29,787	4.4%	9,329	9,137	2.5%
Unsecured debt	31,892	30,701	4.5%	-	-	-
Subtotal/total percentage	688,258	681,281	100.0%	353,214	351,564	100.0%
Short term investments(2)	20,781	20,781		10,350	10,350
Total investments	$709,039	$702,062		$363,564	$361,914

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on the Company’s investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

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

The Company and Capitala have committed to provide an aggregate of up to $50,000 of equity to CCSLF, with the Company providing up to $40,000 and Capitala providing up to $10,000.  In addition, CCSLF intends to obtain third party asset-level financing. As of and for the three months ended September 30, 2015, CCSLF held no assets and generated no net income and as a result, is not included on the Company’s consolidated schedule of investments as of September 30, 2015. If and when the Company and Capitala fund CCSLF with new investments, CCSLF will be presented as a controlled investment as defined by the 1940 Act. An investment is controlled under the 1940 Act when a company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the portfolio company's board representation.

The Company has determined that CCSLF is an investment company under ASC 946. However, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate CCSLF.

As of November 9, 2015, the Company’s unfunded commitment to CCSLF was $40,000.

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$122,387	17.9%	$89,123	25.4%
High Tech Industries	81,859	12.0%	45,737	13.0%
Diversified Financials	72,760	10.7%	37,102	10.6%
Beverage, Food & Tobacco	65,456	9.6%	42,962	12.2%
Healthcare & Pharmaceuticals	56,580	8.3%	10,203	2.9%
Banking, Finance, Insurance & Real Estate	48,408	7.1%	7,867	2.2%
Chemicals, Plastics & Rubber	27,500	4.0%	9,107	2.6%
Hotel, Gaming & Leisure	26,681	3.9%	19,703	5.6%
Media: Advertising, Printing & Publishing	25,330	3.7%	20,235	5.8%
Construction & Building	24,440	3.6%	3,626	1.0%
Telecommunications	19,521	2.9%	13,813	3.9%
Automotive	15,650	2.3%	14,123	4.0%
Consumer Goods: Non-Durable	14,083	2.1%	1,571	0.4%
Energy: Electricity	13,792	2.0%	5,932	1.7%
Services: Consumer	13,445	2.0%	792	0.2%
Containers, Packaging & Glass	12,331	1.8%	9,800	2.8%
Media: Diversified & Production	12,143	1.8%	6,298	1.8%
Media: Broadcasting & Subscription	10,750	1.6%	2,077	0.6%
Energy: Oil & Gas	6,549	1.0%	1,377	0.4%
Retail	6,067	0.9%	-	-
Environmental Industries	2,970	0.4%	4,850	1.4%
Capital Equipment	2,579	0.4%	3,896	1.1%
Aerospace & Defense	-	-	1,370	0.4%
Subtotal/total percentage	681,281	100.0%	351,564	100.0%
U.S. Treasury Securities	20,781		10,350
Total investments	$702,062		$361,914

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

	September 30, 2015		December 31, 2014
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$605,822	88.9%	$314,540	89.4%
Cayman Islands	37,989	5.6%	17,445	5.0%
Germany	23,150	3.4%	8,009	2.3%
Netherlands	9,310	1.4%	4,975	1.4%
United Kingdom	2,970	0.4%	4,850	1.4%
Canada	2,040	0.3%	-	-
Switzerland	-	-	1,745	0.5%
Subtotal/total percentage	681,281	100.0%	351,564	100.0%
U.S. Treasury Securities	20,781		10,350
Total investments	$702,062		$361,914

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

As of September 30, 2015 and December 31, 2014, there were no delinquent or non-accrual debt investments.

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

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2015 and December 31, 2014, the Company’s unfunded commitments amounted to $43,562 and $23,112, respectively. As of November 9, 2015, the Company’s unfunded commitments amounted to $43,757.  Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

Note 7. Total Return Swap

On December 17, 2012, the Company, through its wholly-owned subsidiary, Flatiron Funding, LLC, or Flatiron, entered into a TRS with Citibank, N.A., or Citibank.  Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $150,000 to $225,000, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS to $275,000 effective February 18, 2014, to $325,000 effective April 30, 2014, to $375,000 effective July 30, 2014, to $475,000 effective September 5, 2014, to $600,000 effective January 20, 2015 and to $750,000 effective March 4, 2015. Effective October 2, 2015, Flatiron and Citibank further amended the TRS to extend the termination or call date from December 17, 2015 to March 17, 2016 and to provide that the floating rate index specified for each loan included in the TRS will not be less than zero.  The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to herein as the TRS Agreement.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

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

Each individual loan must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans be rated by Moody’s and S&P, be part of a loan facility of at least $125 million and have at least two bid quotations from a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Flatiron receives from Citibank all interest and fees payable in respect of the loans included in the TRS. Flatiron pays to Citibank interest at a rate equal to, in respect of each loan included in the TRS, the floating rate index specified for such loan, which will not be less than zero, plus 1.35% per year. In addition, upon the termination or repayment of any loan subject to the TRS, Flatiron will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

Citibank may terminate the TRS on or after March 17, 2016, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 80% of the maximum portfolio amount, multiplied by 1.35% per year. The Company estimates the early termination fee would have been approximately $3,789 at September 30, 2015. Flatiron may also be required to pay a minimum usage fee in connection with the TRS. As of September 30, 2015 and December 31, 2014, Flatiron owed Citibank a minimum usage fee of $8 and $16, respectively.

The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS are valued in the same manner as loans owned by the Company.  As of September 30, 2015 and December 31, 2014, the fair value of the TRS was ($14,116) and ($4,409), respectively. The fair value of the TRS is reflected as unrealized depreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized depreciation on total return swap. As of September 30, 2015 and December 31, 2014, Flatiron had selected 95 and 69 underlying loans with a total notional amount of $679,122 and $431,979, respectively. For the same periods, Flatiron posted $178,631 and $128,388 in cash collateral held by Citibank (of which only $177,846 and $116,564  was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. Receivable due on the TRS is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and fees and net gains on sales and principal repayments of underlying loans of the TRS. As of September 30, 2015 and December 31, 2014, the net receivable on the TRS consisted of the following:

	September 30, 2015	December 31, 2014
Interest and other income from TRS portfolio	$8,247	$5,656
Interest and other expense from TRS portfolio	(2,060)	(1,318)
Net gain on TRS loan sales	111	219
Total (1)	$6,298	$4,557

(1)	Net receivable is reflected in receivable due on total return swap on the Company's consolidated balance sheets.

For the three and nine months ended September 30, 2015 and 2014, the net realized gain on the TRS consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and other income from TRS portfolio	$10,886	$5,316	$29,255	$12,739
Interest and other expense from TRS portfolio	(2,743)	(1,207)	(7,258)	(2,944)
Net gain on TRS loan sales	477	27	1,745	2,104
Total (1)	$8,620	$4,136	$23,742	$11,899

(1)	Net realized gain is reflected in net realized gain on total return swap on the Company's consolidated statements of operations.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of September 30, 2015, Flatiron was in compliance with all covenants and reporting requirements.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

The following is a summary of the underlying loans subject to the TRS as of September 30, 2015:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Debt
ABG Intermediate Holdings 2 LLC, L+450, 1.00% LIBOR Floor, 5/27/2021	3 Month LIBOR	Retail	$6,753	$6,785	$32
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022(d)	1 Month LIBOR	Retail	10,394	10,385	(9)
Access CIG, LLC, L+500, 1.00% LIBOR Floor, 10/18/2021	3 Month LIBOR	Services: Business	2,978	2,985	7
AdvancePierre Foods, Inc., L+450, 1.25% LIBOR Floor, 7/10/2017	6 Month LIBOR	Beverage, Food & Tobacco	3,648	3,678	30
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,933	7,830	(103)
Alvogen Pharma US, Inc., L+500, 1.00% LIBOR Floor, 4/1/2022(d)	3 Month LIBOR	Healthcare & Pharmaceuticals	15,274	15,202	(72)
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	12,313	12,390	77
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020	3 Month LIBOR	Energy: Oil & Gas	4,254	2,434	(1,820)
American Residential Services, LLC, L+450, 1.00% LIBOR Floor, 6/30/2021	3 Month LIBOR	Construction & Building	14,247	14,308	61
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	1,938	1,914	(24)
At Home Holding III Inc., L+400, 1.00% LIBOR Floor, 6/3/2022	3 Month LIBOR	Retail	5,574	5,588	14
Avaya Inc., L+525, 1.00% LIBOR Floor, 5/29/2020	2 Month LIBOR	Telecommunications	14,762	11,631	(3,131)
Azure Midstream Energy, LLC, L+650, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	2,485	2,140	(345)
BRG Sports, Inc., L+550, 1.00% LIBOR Floor, 4/15/2021	1 Month LIBOR	Consumer Goods: Durable	8,526	8,530	4
Builders FirstSource Inc., L+500, 1.00% LIBOR Floor, 7/29/2022(d)(e)	3 Month LIBOR	Forest Products & Paper	14,274	14,197	(77)
Caraustar Industries, Inc., L+675, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	17,476	17,984	508
Caraustar Industries, Inc., L+675, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	905	913	8
Cast & Crew Payroll, LLC, L+375, 1.00% LIBOR Floor, 8/12/2022	3 Month LIBOR	Services: Business	1,314	1,309	(5)
CDS U.S. Intermediate Holdings, Inc., L+400, 1.00% LIBOR Floor, 7/8/2022	3 Month LIBOR	Hotel, Gaming & Leisure	1,963	1,969	6
Central Security Group, Inc., L+525, 1.00% LIBOR Floor, 10/6/2020	1 Month LIBOR	Services: Consumer	13,080	13,092	12
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019	3 Month LIBOR	Retail	8,670	8,376	(294)
Chemstralia Pty. Ltd., L+625, 1.00% LIBOR Floor, 2/28/2022(d)(e)	(f)	Chemicals, Plastics & Rubber	3,007	2,985	(22)
CSC Holdings, LLC, L+400, 1.00% LIBOR Floor, 10/9/2022(d)	3 Month LIBOR	Telecommunications	9,837	9,941	104
CSP Technologies North America, LLC, L+600, 1.00% LIBOR Floor, 1/29/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	13,617	13,860	243
CT Technologies Intermediate Holdings, Inc., L+425, 1.00% LIBOR Floor, 12/1/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	14,868	14,910	42
DAE Aviation Holdings, Inc., L+425, 1.00% LIBOR Floor, 7/7/2022	3 Month LIBOR	Aerospace & Defense	7,610	7,614	4
David's Bridal, Inc., L+400, 1.25% LIBOR Floor, 10/11/2019	3 Month LIBOR	Retail	5,258	4,771	(487)
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022(e)	3 Month LIBOR	Services: Business	13,037	13,153	116
Deltek, Inc., L+400, 1.00% LIBOR Floor, 6/25/2022	3 Month LIBOR	Services: Business	3,132	3,153	21
Diamond Resorts Corp., L+450, 1.00% LIBOR Floor, 5/9/2021(e)	1 Month LIBOR	Consumer Goods: Non-Durable	3,008	3,001	(7)
EIG Investors Corp., L+400, 1.00% LIBOR Floor, 11/9/2019(e)	3 Month LIBOR	Services: Business	1,850	1,855	5
Emmis Operating Company, L+600, 1.00% LIBOR Floor, 6/10/2021	3 Month LIBOR	Media: Broadcasting & Subscription	8,783	8,366	(417)
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(e)	6 Month LIBOR	High Tech Industries	7,266	6,699	(567)
Global Cash Access, Inc., L+525, 1.00% LIBOR Floor, 12/18/2020	3 Month LIBOR	Hotel, Gaming & Leisure	9,628	9,747	119
GTCR Valor Companies, Inc., L+500, 1.00% LIBOR Floor, 5/30/2021	3 Month LIBOR	High Tech Industries	3,908	3,913	5
HC Group Holdings III, Inc., L+500, 1.00% LIBOR Floor, 4/7/2022	2 Month LIBOR	Healthcare & Pharmaceuticals	498	501	3
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	4,891	4,947	56
Hemisphere Media Holdings, LLC, L+400, 1.00% LIBOR Floor, 7/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	4,016	3,903	(113)
Hilex Poly Co. LLC, L+500, 1.00% LIBOR Floor, 12/5/2021	3 Month LIBOR	Containers, Packaging & Glass	8,317	8,366	49
Hyperion Insurance Group Ltd., L+450, 1.00% LIBOR Floor, 3/26/2022(e)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,047	3,074	27
IMG Worldwide Holdings, LLC, L+425, 1.00% LIBOR Floor, 5/6/2021	3 Month LIBOR	Media: Diversified & Production	14,404	14,523	119
Infiltrator Water Technologies, LLC, L+425, 1.00% LIBOR Floor, 5/27/2022	3 Month LIBOR	Construction & Building	9,023	9,057	34
inVentiv Health, Inc., L+625, 1.50% LIBOR Floor, 5/15/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	5,505	5,482	(23)
inVentiv Health, Inc., L+625, 1.50% LIBOR Floor, 5/15/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	4,495	4,478	(17)
Lanyon Solutions, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	3 Month LIBOR	High Tech Industries	1,151	1,150	(1)
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020	1 Month LIBOR	Services: Business	5,882	5,498	(384)
Murray Energy Corp., L+650, 1.00% LIBOR Floor, 4/16/2020	3 Month LIBOR	Mining & Metals	8,350	6,665	(1,685)
Navex Global, Inc., L+475, 1.00% LIBOR Floor, 11/19/2021	6 Month LIBOR	High Tech Industries	13,771	13,825	54
Nielsen & Bainbridge, LLC, L+500, 1.00% LIBOR Floor, 8/15/2020	6 Month LIBOR	Consumer Goods: Durable	16,134	16,235	101
Oasis Outsourcing Holdings, Inc., L+475, 1.00% LIBOR Floor, 12/26/2021	1 Month LIBOR	Services: Business	9,479	9,623	144
Onex TSG Holdings II Corp., L+400, 1.00% LIBOR Floor, 7/29/2022(d)	3 Month LIBOR	Healthcare & Pharmaceuticals	2,475	2,494	19
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	10,382	10,216	(166)
Pelican Products, Inc., L+425, 1.00% LIBOR Floor, 4/10/2020	3 Month LIBOR	Chemicals, Plastics & Rubber	7,907	7,940	33
Peppermill Casinos, Inc., L+600, 1.25% LIBOR Floor, 11/9/2018	1 Month LIBOR	Hotel, Gaming & Leisure	960	975	15

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
PetroChoice Holdings, Inc., L+500, 1.00% LIBOR Floor, 8/19/2022	1 Month LIBOR	Chemicals, Plastics & Rubber	1,649	1,658	9
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(e)	3 Month LIBOR	Aerospace & Defense	6,580	6,496	(84)
Pike Corp., L+450, 1.00% LIBOR Floor, 12/22/2021	1 Month LIBOR	Energy: Electricity	2,359	2,345	(14)
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	7,198	7,221	23
PSC Industrial Holdings Corp., L+475, 1.00% LIBOR Floor, 12/5/2020	3 Month LIBOR	Services: Business	4,913	4,925	12
Riverbed Technology, Inc., L+500, 1.00% LIBOR Floor, 4/24/2022	3 Month LIBOR	High Tech Industries	4,630	4,643	13
RP Crown Parent, LLC, L+500, 1.00% LIBOR Floor, 12/21/2018	3 Month LIBOR	High Tech Industries	15,470	14,045	(1,425)
Scientific Games International, Inc., L+500, 1.00% LIBOR Floor, 10/1/2021(d)(e)	Various	Hotel, Gaming & Leisure	21,485	21,466	(19)
SESAC Holdco II LLC, L+425, 1.00% LIBOR Floor, 2/7/2019	6 Month LIBOR	Media: Broadcasting & Subscription	5,062	5,050	(12)
SG Acquisition, Inc., L+525, 1.00% LIBOR Floor, 8/19/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	13,652	13,622	(30)
SGS Cayman, L.P., L+500, 1.00% LIBOR Floor, 4/23/2021(e)	3 Month LIBOR	Services: Business	523	537	14
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019	3 Month LIBOR	Services: Business	6,814	6,825	11
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	Prime	Healthcare & Pharmaceuticals	4,663	3,247	(1,416)
Southcross Holdings Borrower LP, L+500, 1.00% LIBOR Floor, 8/4/2021	3 Month LIBOR	Energy: Oil & Gas	1,252	944	(308)
SRA International Inc., L+525, 1.25% LIBOR Floor, 7/20/2018	3 Month LIBOR	High Tech Industries	2,149	2,195	46
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	9,842	9,860	18
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022	3 Month LIBOR	Services: Business	7,690	7,877	187
Styrolution US Holding LLC, L+550, 1.00% LIBOR Floor, 11/7/2019	1 Month LIBOR	Chemicals, Plastics & Rubber	3,943	4,034	91
Surgery Center Holdings, Inc., L+425, 1.00% LIBOR Floor, 11/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	6,483	6,602	119
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020	3 Month LIBOR	Services: Business	7,880	7,940	60
Sutherland Global Services Inc., L+500, 1.00% LIBOR Floor, 4/23/2021	3 Month LIBOR	Services: Business	2,248	2,305	57
TASC, Inc., L+600, 1.00% LIBOR Floor, 5/23/2020(e)	3 Month LIBOR	Services: Business	10,418	10,775	357
TIBCO Software Inc., L+550, 1.00% LIBOR Floor, 12/4/2020(d)	1 Month LIBOR	High Tech Industries	14,557	14,772	215
TMFS Holdings, LLC, L+450, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,694	14,802	108
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,313	2,268	(45)
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/7/2020	3 Month LIBOR	Services: Consumer	5,549	5,581	32
TWCC Holding Corp., L+500, 0.75% LIBOR Floor, 2/11/2020	6 Month LIBOR	Media: Broadcasting & Subscription	9,851	9,900	49
U.S. Farathane, LLC, L+575, 1.00% LIBOR Floor, 12/23/2021	3 Month LIBOR	Automotive	3,520	3,577	57
USS Parent Holdings Corp., L+475, 1.00% LIBOR Floor, 8/5/2021	1 Month LIBOR	Construction & Building	12,361	12,381	20
Vince, LLC, L+475, 1.00% LIBOR Floor, 11/27/2019(e)	3 Month LIBOR	Consumer Goods: Non-Durable	1,248	1,214	(34)
Western Dental Services, Inc., L+500, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	6,085	5,398	(687)
Total Senior Secured First Lien Debt			621,338	611,065	(10,273)
Senior Secured Second Lien Debt
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	870	916	46
Asurion, LLC, L+750, 1.00% LIBOR Floor, 3/3/2021(d)	3 Month LIBOR	Services: Consumer	7,772	7,181	(591)
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(e)	6 Month LIBOR	High Tech Industries	9,798	8,600	(1,198)
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022	3 Month LIBOR	Retail	3,940	3,990	50
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	6 Month LIBOR	Services: Business	6,965	6,492	(473)
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	13,600	13,158	(442)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	8,050	7,960	(90)
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022	1 Month LIBOR	Retail	4,973	3,911	(1,062)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,002	905	(97)
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 1/3/2020	2 Month LIBOR	Healthcare & Pharmaceuticals	814	828	14
Total Senior Secured Second Lien Debt			57,784	53,941	(3,843)
Total			$679,122	$665,006	$(14,116)

(a)

All of the underlying loans subject to the TRS are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (e) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)

The 1, 2, 3, and 6 month LIBOR rates were 0.19%, 0.26%, 0.33% and 0.53%, respectively, as of September 30, 2015. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2015, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2015. The prime rate was 3.25% as of September 30, 2015.

(c)	Fair value determined by the Company’s board of directors (see Note 9).
(d)	Position or portion thereof unsettled as of September 30, 2015.
(e)

All or a portion of the investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2015, 88.5% of the Company’s total assets represented qualifying assets. In addition, as described in this Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 85.8% of the Company’s total assets represented qualifying assets as of September 30, 2015.

(f)	As of November 9, 2015, no interest rate option had been elected as the entire position remained unsettled.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2014:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Debt
ABG Intermediate Holdings 2 LLC, L+450, 1.00% LIBOR Floor, 5/27/2021	6 Month LIBOR	Retail	$6,804	$6,858	$54
Alion Science and Technology Corp., L+1,000, 1.00% LIBOR Floor, 8/18/2019	1 Month LIBOR	Capital Equipment	6,085	6,168	83
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,096	7,001	(95)
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	12,406	12,344	(62)
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020	3 Month LIBOR	Energy: Oil & Gas	4,254	3,800	(454)
American Residential Services, LLC, L+450, 1.00% LIBOR Floor, 6/30/2021	3 Month LIBOR	Construction & Building	14,355	14,255	(100)
American Tire Distributors, Inc., L+475, 1.00% LIBOR Floor, 6/1/2018(d)	1 Month LIBOR	Automotive	11,942	11,939	(3)
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	1,953	1,923	(30)
Azure Midstream Energy, LLC, L+550, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	4,161	3,750	(411)
BRG Sports, Inc., L+550, 1.00% LIBOR Floor, 4/15/2021	1 Month LIBOR	Consumer Goods: Durable	9,294	9,369	75
C.H.I. Overhead Doors, L+425, 1.25% LIBOR Floor, 3/18/2019	1 Month LIBOR	Construction & Building	5,731	5,699	(32)
Caraustar Industries, Inc., L+675, 1.25% LIBOR Floor, 5/1/2019(d)	3 Month LIBOR	Forest Products & Paper	9,650	9,944	294
Caraustar Industries, Inc., L+625, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	917	923	6
Central Security Group, Inc., L+525, 1.00% LIBOR Floor, 10/6/2020	1 Month LIBOR	Services: Consumer	13,178	13,174	(4)
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019	3 Month LIBOR	Retail	8,736	8,681	(55)
Compuware Holdings, LLC (B1), L+525, 1.00% LIBOR Floor, 12/15/2019	3 Month LIBOR	High Tech Industries	274	274	-
Compuware Holdings, LLC (B2), L+525, 1.00% LIBOR Floor, 12/10/2021	3 Month LIBOR	High Tech Industries	552	552	-
CT Technologies Intermediate Holdings, Inc., L+500, 1.00% LIBOR Floor, 12/1/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	4,950	4,981	31
Emmis Operating Company, L+500, 1.00% LIBOR Floor, 6/10/2021	3 Month LIBOR	Media: Broadcasting & Subscription	6,935	6,965	30
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(d)(e)	6 Month LIBOR	High Tech Industries	2,947	2,944	(3)
Global Cash Access, Inc., L+525, 1.00% LIBOR Floor, 12/18/2020(d)	1 Month LIBOR	Hotel, Gaming & Leisure	7,806	7,786	(20)
GTCR Valor Companies, Inc., L+500, 1.00% LIBOR Floor, 5/30/2021	3 Month LIBOR	High Tech Industries	3,938	3,883	(55)
Hemisphere Media Holdings, LLC, L+400, 1.00% LIBOR Floor, 7/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	4,042	4,000	(42)
Hilex Poly Co. LLC, L+500, 1.00% LIBOR Floor, 12/5/2021(d)	1 Month LIBOR	Containers, Packaging & Glass	8,359	8,329	(30)
Hyperion Finance S.Á.R.L, L+475, 1.00% LIBOR Floor, 10/17/2019(e)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,388	4,455	67
inVentiv Health, Inc., L+625, 1.50% LIBOR Floor, 5/15/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	2,490	2,472	(18)
Lanyon Solutions, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	3 Month LIBOR	High Tech Industries	1,160	1,142	(18)
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020	1 Month LIBOR	Services: Business	8,081	8,010	(71)
LTI Flexible Products, Inc., L+450, 1.00% LIBOR Floor, 5/1/2021	3 Month LIBOR	Consumer Goods: Durable	6,425	6,417	(8)
Navex Global, Inc., L+475, 1.00% LIBOR Floor, 11/19/2021	3 Month LIBOR	Services: Business	9,900	9,900	-
Nielsen & Bainbridge, LLC, L+500, 1.00% LIBOR Floor, 8/15/2020	6 Month LIBOR	Consumer Goods: Durable	16,256	16,193	(63)
Oasis Outsourcing Holdings, Inc., L+475, 1.00% LIBOR Floor, 12/26/2021(d)	1 Month LIBOR	Services: Business	9,900	9,975	75
Peppermill Casinos, Inc., L+600, 1.25% LIBOR Floor, 11/9/2018	1 Month LIBOR	Hotel, Gaming & Leisure	968	977	9
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(e)	3 Month LIBOR	Aerospace & Defense	10,214	10,014	(200)
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	7,310	7,389	79
PSC Industrial Holdings Corp., L+475, 1.00% LIBOR Floor, 12/5/2020	Prime	Services: Business	4,950	4,969	19
Scientific Games International, Inc., L+500, 1.00% LIBOR Floor, 10/1/2021(d)(e)	1 Month LIBOR	Hotel, Gaming & Leisure	3,796	3,843	47
SG Acquisition, Inc., L+525, 1.00% LIBOR Floor, 8/19/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,613	14,727	114
SGS Cayman, L.P., L+500, 1.00% LIBOR Floor, 4/23/2021(e)	3 Month LIBOR	Services: Business	527	539	12
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019	3 Month LIBOR	Services: Business	7,256	7,236	(20)
SK Spice S.Á.R.L, L+825, 1.25% LIBOR Floor, 9/30/2018(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	8,310	8,221	(89)
Smile Brands Group, Inc., L+625, 1.25% LIBOR Floor, 8/16/2019	6 Month LIBOR	Healthcare & Pharmaceuticals	4,699	4,533	(166)
Southcross Holdings Borrower LP, L+500, 1.00% LIBOR Floor, 8/4/2021	3 Month LIBOR	Energy: Oil & Gas	1,262	1,135	(127)
SRA International Inc., L+525, 1.25% LIBOR Floor, 7/20/2018	1 Month LIBOR	High Tech Industries	2,149	2,186	37
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020(d)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,957	10,949	(8)
Styrolution US Holding LLC, L+550, 1.00% LIBOR Floor, 11/7/2019	3 Month LIBOR	Chemicals, Plastics & Rubber	5,195	5,169	(26)

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020	3 Month LIBOR	Services: Business	7,920	7,940	20
Sutherland Global Services Inc., L+500, 1.00% LIBOR Floor, 4/23/2021	3 Month LIBOR	Services: Business	2,265	2,317	52
TASC, Inc., L+550, 1.00% LIBOR Floor, 5/23/2020(d)(e)	3 Month LIBOR	Services: Business	10,964	11,113	149
TIBCO Software Inc., L+550, 1.00% LIBOR Floor, 12/4/2020(d)	1 Month LIBOR	High Tech Industries	12,538	12,672	134
TMFS Holdings, LLC, L+450, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	11,850	11,880	30
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,331	2,263	(68)
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/5/2018	3 Month LIBOR	Services: Consumer	3,840	3,849	9
USS Parent Holdings Corp., L+475, 1.00% LIBOR Floor, 8/5/2021	1 Month LIBOR	Construction & Building	11,594	11,529	(65)
Vince, LLC, L+475, 1.00% LIBOR Floor, 11/27/2019(e)	6 Month LIBOR	Consumer Goods: Non-Durable	1,736	1,727	(9)
Western Dental Services, Inc., L+500, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	6,131	5,869	(262)
William Morris Endeavor, L+425, 1.00% LIBOR Floor, 5/6/2021(d)	3 Month LIBOR	Media: Diversified & Production	10,554	10,239	(315)
Total Senior Secured First Lien Debt			378,894	377,391	(1,503)

Senior Secured Second Lien Debt
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020(d)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	870	893	23
Arysta LifeScience SPC, LLC, L+700, 1.25% LIBOR Floor, 11/30/2020(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,161	1,170	9
Deltek, Inc., L+875, 1.25% LIBOR Floor, 10/10/2019	3 Month LIBOR	Services: Business	1,620	1,648	28
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(e)	6 Month LIBOR	High Tech Industries	9,798	9,425	(373)
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022	3 Month LIBOR	Retail	6,895	6,921	26
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/04/2022	1 Month LIBOR	Services: Business	6,965	6,633	(332)
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	7,967	7,945	(22)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	8,050	7,820	(230)
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022	1 Month LIBOR	Retail	4,973	2,961	(2,012)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,002	988	(14)
Telx Group, Inc., L+650, 1.00% LIBOR Floor, 4/9/2021	3 Month LIBOR	High Tech Industries	2,970	2,951	(19)
U.S. Renal Care, Inc., L+750, 1.00% LIBOR Floor, 7/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	814	824	10
Total Senior Secured Second Lien Debt			53,085	50,179	(2,906)
Total			$431,979	$427,570	$(4,409)

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

Note 8. Credit Facility

East West Bank Credit Facility

On April 30, 2015, the Company entered into a revolving credit facility, or the EWB Credit Facility, with East West Bank, or EWB. The EWB Credit Facility provides for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions, and the Company is required to maintain $2,000 in a demand deposit account with EWB at all times. As of September 30, 2015, the Company was in compliance with all covenants and reporting requirements under the EWB Credit Facility.

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

At September 30, 2015 and November 9, 2015, the Company had no outstanding borrowings under the EWB Credit Facility. The Company incurred costs of $278 in connection with obtaining the EWB Credit Facility, which the Company has recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the EWB Credit Facility. As of September 30, 2015, $162 of such costs had yet to be amortized to interest expense.

For the three months ended September 30, 2015, the Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees and amortization of deferred financing costs, was $3,522 and 17.22%, respectively. For the nine months ended September 30, 2015, the Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees and amortization of deferred financing costs, was $2,264 and 15.49%, respectively.

For the three and nine months ended September 30, 2015 and 2014, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stated interest expense	$36	$-	$69	$-
Non-usage fee	47	-	77	-
Amortization of deferred financing costs	70	-	116	-
Total interest expense	$153	$-	$262	$-

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of September 30, 2015 and December 31, 2014, according to the fair value hierarchy:

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$-	$-	$110,001	$110,001	$-	$-	$69,204	$69,204
Senior secured second lien debt	-	-	467,819	467,819	-	-	245,258	245,258
Collateralized securities and structured products - debt	-	-	42,973	42,973	-	-	27,965	27,965
Collateralized securities and structured products - equity	-	-	29,787	29,787	-	-	9,137	9,137
Short term investments	20,781	-	-	20,781	10,350	-	-	10,350
Unsecured debt	-	-	30,701	30,701	-	-	-	-
Total return swap	-	-	(14,116)	(14,116)	-	-	(4,409)	(4,409)
Total	$20,781	$-	$667,165	$687,946	$10,350	$-	$347,155	$357,505

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, June 30, 2015	$102,218	$393,641	$43,724	$32,926	$12,396	$(1,610)	$583,295
Investments purchased	12,988	82,280	-	-	19,820	-	115,088
Net realized gain	56	78	-	-	8	8,620	8,762
Net change in unrealized appreciation	(719)	(3,142)	(779)	(2,123)	(995)	(12,506)	(20,264)
Accretion of discount	120	93	28	(6)	24	-	259
Sales and principal repayments	(4,662)	(5,131)	-	(1,010)	(552)	(8,620)	(19,975)
Ending balance, September 30, 2015	$110,001	$467,819	$42,973	$29,787	$30,701	$(14,116)	$667,165
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$(691)	$(3,065)	$(779)	$(2,123)	$(995)	$(12,164)	$(19,817)

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2015
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, December 31, 2014	$69,204	$245,258	$27,965	$9,137	$-	$(4,409)	$347,155
Investments purchased	81,742	232,343	15,500	24,914	49,784	-	404,283
Net realized gain	443	74	-	-	200	23,742	24,459
Net change in unrealized appreciation	(841)	(731)	(573)	(1,991)	(1,191)	(9,707)	(15,034)
Accretion of discount	313	259	81	18	39	-	710
Sales and principal repayments	(40,860)	(9,384)	-	(2,291)	(18,131)	(23,742)	(94,408)
Ending balance, September 30, 2015	$110,001	$467,819	$42,973	$29,787	$30,701	$(14,116)	$667,165
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$(827)	$(788)	$(573)	$(1,991)	$(1,191)	$(9,671)	$(15,041)

	Three Months Ended September 30, 2014
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Total Return Swap	Total
Beginning balance, June 30, 2014	$76,790	$101,525	$28,713	$1,864	$1,572	$210,464
Investments purchased	36,003	109,172	-	-	-	145,175
Net realized gain	716	255	-	-	4,136	5,107
Net change in unrealized appreciation	(373)	(661)	(481)	(115)	(1,912)	(3,542)
Accretion of discount	74	9	28	1	-	112
Sales and principal repayments	(46,354)	(29,051)	-	-	(4,136)	(79,541)
Ending balance, September 30, 2014	$66,856	$181,249	$28,260	$1,750	$(340)	$277,775
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$10	$(168)	$(481)	$(115)	$(1,703)	$(2,457)

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2014
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Total Return Swap	Total
Beginning balance, December 31, 2013	$61,788	$22,552	$6,849	$1,946	$1,549	$94,684
Investments purchased	91,206	191,956	21,822	-	-	304,984
Net realized gain	1,043	312	-	-	11,899	13,254
Net change in unrealized appreciation	(158)	407	(464)	(201)	(1,889)	(2,305)
Accretion of discount	153	25	53	5	-	236
Sales and principal repayments	(87,176)	(34,003)	-	-	(11,899)	(133,078)
Ending balance, September 30, 2014	$66,856	$181,249	$28,260	$1,750	$(340)	$277,775
Change in unrealized gains or losses for the period included in changes in net assets for assets held at the end of the reporting period	$324	$540	$(464)	$(201)	$(1,021)	$(822)

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$71,696	Discounted Cash Flow	Discount Rates	6.5%	-	12.5%	8.4%
	38,305	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	225,068	Discounted Cash Flow	Discount Rates	8.4%	-	11.6%	9.5%
	242,751	Broker Quotes	Broker Quotes	N/A			N/A
Collateralized securities and structured products - debt	42,973	Discounted Cash Flow	Discount Rates	7.1%	-	12.0%	10.6%
Collateralized securities and structured products - equity	29,787	Discounted Cash Flow	Discount Rates	15.0%	-	16.0%	15.6%
Total Return Swap	(1,330)	Discounted Cash Flow	Discount Rates	5.0%	-	13.0%	6.9%
	(12,786)	Broker Quotes	Broker Quotes	N/A			N/A
Unsecured Debt	30,701	Broker Quotes	Broker Quotes	N/A			N/A
Total	$667,165

(1) Weighted average amounts are based on the estimated fair values.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

Note 10. General and Administrative Expense

General and administrative expense consisted of the following items for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Transfer agent expense	$346	$148	$850	$425
Due diligence fees	275	165	804	567
Professional fees expense	286	117	802	583
Filing fees	40	-	472	80
Dues and subscriptions	161	86	428	165
Marketing expense	102	112	412	409
Printing and mailing expense	103	40	262	109
Valuation expense	88	30	218	94
Director fees and expenses	80	43	218	119
Insurance expense	83	69	214	175
Other expenses	102	57	307	216
Total general and administrative expense	$1,666	$867	$4,987	$2,942

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

As of September 30, 2015 and December 31, 2014, the Company’s unfunded commitments were as follows:

Unfunded Commitments	September 30, 2015(1)	December 31, 2014(1)
CCSLF(2)(3)	$40,000	$-
Studio Movie Grill Holdings, LLC(3)	1,422	6,388
ECI Acquisition Holdings, Inc.(3)	1,207	1,724
ABG Intermediate Holdings 2 LLC(3)	933	-
Dollar Tree, Inc.(4)	-	15,000
Total	$43,562	$23,112

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
(2)	See Note 6 for a further description of the Company’s investment in CCSLF.
(3)

As of November 9, 2015, the Company's unfunded commitments were to portfolio companies ECI Acquisition Holdings, Inc., Studio Movie Grill Holdings, LLC, and ABG Intermediate Holdings 2 LLC in the amount of $1,207, $1,422, and $1,128, respectively, and included a $40,000 unfunded commitment to CCSLF.

(4)

As of December 31, 2014, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.  Prior to September 30, 2015, the Dollar Tree, Inc. unfunded commitment was terminated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  The Company intends to use cash on hand, short-term investments and other liquid assets to fund these commitments should the need arise.   For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2015 and December 31, 2014, refer to the table above and the consolidated schedules of investments.

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

Note 12. Fee Income

Fee income consists of commitment fees and amendment fees. The following table summarizes the Company’s fee income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commitment fees	$-	$283	$718	$283
Amendment fees	64	5	87	5
Total	$64	$288	$805	$288

For the three and nine months ended September 30, 2014 and 2015, all fee income was non-recurring.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2015 and 2014:

	As of and for the	As of and for the
	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Per share data:(1)
Net asset value at beginning of period	$9.22	$9.32
Results of operations:
Net investment income(2)	0.20	0.08
Net realized gain and net change in unrealized appreciation on investments(3)	0.01	0.08
Net realized gain and net change in unrealized appreciation on total return swap	0.19	0.35
Net increase in net assets resulting from operations(3)	0.40	0.51
Shareholder distributions:
Distributions from net investment income	(0.20)	(0.08)
Distributions from net realized gains	(0.34)	(0.46)
Distributions in excess of net investment income(4)	(0.01)	(0.01)
Net decrease in net assets from shareholder distributions	(0.55)	(0.55)
Capital share transactions:
Issuance of common stock above net asset value(5)	0.06	0.03
Net increase in net assets resulting from capital share transactions	0.06	0.03
Net asset value at end of period	$9.13	$9.31
Shares of common stock outstanding at end of period	92,740,834	42,532,137
Total investment return-net asset value(6)	4.94%	5.86%
Net assets at beginning of period	$496,389	$144,571
Net assets at end of period	$846,919	$395,958
Average net assets	$670,084	$268,990

Ratio/Supplemental data:
Ratio of net investment income to average net assets(7)	2.17%	0.89%
Ratio of gross operating expenses to average net assets	3.15%	3.56%
Ratio of expenses (before recoupment of expense reimbursements) to average net assets(8)	2.53%	3.33%
Ratio of net expense recoupments (net expense reimbursements from IIG) to average net assets	0.62%	(0.16%)
Ratio of net operating expenses to average net assets(9)	3.15%	3.17%
Portfolio turnover rate(10)	14.03%	68.65%
Asset coverage ratio(11)	2.67	2.49

(1)	The per share data for the nine months ended September 30, 2015 and 2014 was derived by using the weighted average shares of common stock outstanding during each period.
(2)

Net investment income per share includes expense recoupments to IIG of $0.06 per share for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, net investment income per share includes expense reimbursements from IIG of $0.04 per share and expense recoupments to IIG of $0.02 per share.

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

September 30, 2015

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

(7)

Excluding the expense reimbursements from IIG and the recoupment of expense reimbursements to IIG during the period, the ratio of net investment income to average net assets would have been 2.80% and 0.73% for the nine months ended September 30, 2015 and 2014, respectively.

(8)	The ratio of gross expense recoupment to IIG to average net assets for the nine months ended September 30, 2015 and 2014 were 0.62% and 0.23%, respectively.
(9)

In order to record an obligation to reimburse IIG for expense support provided, the ratio of gross operating expenses to average net assets, when considering the reimbursement, in the period in which reimbursement is sought cannot exceeded the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the nine months ended September 30, 2015 and 2014, the ratios of gross operating expenses to average net assets, when considering recoupment of expense reimbursements, were 0.52% and 0.67%, respectively.

(10)

Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.

(11)

Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period (excluding unfunded commitments), divided by (ii) total senior securities outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding TRS notional amount at the end of the period, less the total amount of cash collateral posted by Flatiron under the TRS, as well as unfunded commitments (as of September 30, 2015 only), as senior securities.  The Company does not include its unfunded capital commitment to CCSLF as a senior security for the asset coverage ratio, as the capital commitments cannot be drawn without an affirmative vote by one of the Company's representatives on CCSLF's board of managers.

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

Portfolio Investment Activity for the Three Months Ended September 30, 2015 and 2014

The following table summarizes our investment activity, excluding short term investments, for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$12,988	$78,669	$91,657	$36,003	$143,096	$179,099
Senior secured second lien debt	82,280	12,308	94,588	109,171	10,335	119,506
Collateralized securities and structured products - debt	-	-	-	-	-	-
Collateralized securities and structured products - equity	-	-	-	-	-	-
Unsecured debt	19,820	-	19,820	-	-	-
Sales and principal repayments	(11,355)	(66,933)	(78,288)	(75,405)	(63,895)	(139,300)
Net portfolio activity	$103,733	$24,044	$127,777	$69,769	$89,536	$159,305

The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$110,877	$110,001	16.1%	$621,338	$611,065	91.9%	$732,215	$721,066	53.6%
Senior secured second lien debt	469,186	467,819	68.7%	57,784	53,941	8.1%	526,970	521,760	38.7%
Collateralized securities and structured products - debt	44,333	42,973	6.3%	-	-	-	44,333	42,973	3.2%
Collateralized securities and structured products - equity	31,970	29,787	4.4%	-	-	-	31,970	29,787	2.2%
Unsecured debt	31,892	30,701	4.5%	-	-	-	31,892	30,701	2.3%
Subtotal/total percentage	688,258	681,281	100.0%	679,122	665,006	100.0%	1,367,380	1,346,287	100.0%
Short term investments(2)	20,781	20,781		-	-		20,781	20,781
Total investments	$709,039	$702,062		$679,122	$665,006		$1,388,161	$1,367,068

Number of portfolio companies			85			90			146(3)
Average annual EBITDA of portfolio companies		$100.3 million			$233.1 million			$170.5 million
Median annual EBITDA of portfolio companies		$60.6 million			$91.0 million			$72.0 million
Purchased at a weighted average price of par			97.30%			99.00%			98.14%
Gross annual portfolio yield based upon the purchase price(4)			9.38%			6.52%(5)			7.96%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio by the type of interest rate as of September 30, 2015 and December 31, 2014, excluding short term investments of $20,781 and $10,350, respectively:

	September 30, 2015
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$643,250	$636,783	93.5%	$679,122	$665,006	100.0%	$1,322,372	$1,301,789	96.7%
Fixed interest rate investments	45,008	44,498	6.5%	-	-	-	45,008	44,498	3.3%
Total investments	$688,258	$681,281	100.0%	$679,122	$665,006	100.0%	$1,367,380	$1,346,287	100.0%

	December 31, 2014
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$346,115	$344,067	97.9%	$431,979	$427,570	100.0%	$778,094	$771,637	99.0%
Fixed interest rate investments	7,099	7,497	2.1%	-	-	-	7,099	7,497	1.0%
Total investments	$353,214	$351,564	100.0%	$431,979	$427,570	100.0%	$785,193	$779,134	100.0%

The following table shows the composition of our investment portfolio and our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$122,387	17.9%	$85,252	12.8%	$207,639	15.4%
Healthcare & Pharmaceuticals	56,580	8.3%	109,713	16.5%	166,293	12.4%
High Tech Industries	81,859	12.0%	69,842	10.5%	151,701	11.3%
Banking, Finance, Insurance & Real Estate	48,408	7.1%	32,414	4.9%	80,822	6.0%
Diversified Financials	72,760	10.7%	-	-	72,760	5.4%
Beverage, Food & Tobacco	65,456	9.6%	3,678	0.5%	69,134	5.1%
Chemicals, Plastics & Rubber	27,500	4.0%	40,351	6.1%	67,851	5.0%
Hotel, Gaming & Leisure	26,681	3.9%	34,157	5.1%	60,838	4.5%
Construction & Building	24,440	3.6%	35,746	5.4%	60,186	4.5%
Retail	6,067	0.9%	43,806	6.6%	49,873	3.7%
Telecommunications	19,521	2.9%	22,477	3.4%	41,998	3.1%
Services: Consumer	13,445	2.0%	25,854	3.9%	39,299	2.9%
Media: Broadcasting & Subscription	10,750	1.6%	27,219	4.1%	37,969	2.8%
Media: Advertising, Printing & Publishing	25,330	3.7%	7,830	1.2%	33,160	2.5%
Forest Products & Paper	-	-	33,094	5.0%	33,094	2.5%
Consumer Goods: Non-Durable	14,083	2.1%	13,704	2.1%	27,787	2.1%
Media: Diversified & Production	12,143	1.8%	14,523	2.2%	26,666	2.0%
Consumer Goods: Durable	-	-	24,765	3.7%	24,765	1.8%
Containers, Packaging & Glass	12,331	1.8%	8,366	1.3%	20,697	1.5%
Automotive	15,650	2.3%	3,577	0.5%	19,227	1.4%
Energy: Electricity	13,792	2.0%	2,345	0.3%	16,137	1.2%
Aerospace & Defense	-	-	14,110	2.1%	14,110	1.1%
Energy: Oil & Gas	6,549	1.0%	5,518	0.8%	12,067	0.9%
Mining & Metals	-	-	6,665	1.0%	6,665	0.5%
Environmental Industries	2,970	0.4%	-	-	2,970	0.2%
Capital Equipment	2,579	0.4%	-	-	2,579	0.2%
Subtotal/total percentage	681,281	100.0%	665,006	100.0%	1,346,287	100.0%
U.S. Treasury Securities	20,781		-		20,781
Total investments	$702,062		$665,006		$1,367,068

	December 31, 2014
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$89,123	25.4%	$70,280	16.4%	$159,403	20.4%
High Tech Industries	45,737	13.0%	36,029	8.4%	81,766	10.5%
Healthcare & Pharmaceuticals	10,203	2.9%	49,917	11.7%	60,120	7.7%
Beverage, Food & Tobacco	42,962	12.2%	-	-	42,962	5.5%
Banking, Finance, Insurance & Real Estate	7,867	2.2%	31,955	7.5%	39,822	5.1%
Diversified Financials	37,102	10.6%	-	-	37,102	4.8%
Construction & Building	3,626	1.0%	31,483	7.4%	35,109	4.5%
Chemicals, Plastics & Rubber	9,107	2.6%	24,303	5.7%	33,410	4.3%
Hotel, Gaming & Leisure	19,703	5.6%	12,606	3.0%	32,309	4.1%
Consumer Goods: Durable	-	-	31,979	7.5%	31,979	4.1%
Media: Advertising, Printing & Publishing	20,235	5.8%	7,001	1.6%	27,236	3.5%
Automotive	14,123	4.0%	11,939	2.8%	26,062	3.3%
Retail	-	-	25,421	6.0%	25,421	3.3%
Containers, Packaging & Glass	9,800	2.8%	8,329	1.9%	18,129	2.3%
Services: Consumer	792	0.2%	17,023	4.0%	17,815	2.3%
Media: Diversified & Production	6,298	1.8%	10,239	2.4%	16,537	2.1%
Telecommunications	13,813	3.9%	988	0.2%	14,801	1.9%
Media: Broadcasting & Subscription	2,077	0.6%	10,965	2.6%	13,042	1.7%
Consumer Goods: Non-Durable	1,571	0.4%	11,379	2.7%	12,950	1.7%
Aerospace & Defense	1,370	0.4%	10,014	2.3%	11,384	1.5%
Forest Products & Paper	-	-	10,867	2.5%	10,867	1.4%
Capital Equipment	3,896	1.1%	6,168	1.4%	10,064	1.3%
Energy: Oil & Gas	1,377	0.4%	8,685	2.0%	10,062	1.3%
Energy: Electricity	5,932	1.7%	-	-	5,932	0.8%
Environmental Industries	4,850	1.4%	-	-	4,850	0.6%
Subtotal/total percentage	351,564	100.0%	427,570	100.0%	779,134	100.0%
U.S. Treasury Securities	10,350		-		10,350
Total investments	$361,914		$427,570		$789,484

Except for CCSLF, the Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company or issuer if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company or issuer if we owned 5% or more of its voting securities.

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2015 and December 31, 2014, our unfunded commitments amounted to $43,562 and $23,112, respectively. As of November 9, 2015, our unfunded commitments amounted to $43,757. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of September 30, 2015 and December 31, 2014, excluding short term investments of $20,781 and $10,350, respectively:

	September 30, 2015
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	663,229	97.3%	631,633	95.0%	1,294,862	96.2%
3	15,461	2.3%	23,781	3.6%	39,242	2.9%
4	2,591	0.4%	9,592	1.4%	12,183	0.9%
5	-	-	-	-	-	-
	$681,281	100.0%	$665,006	100.0%	$1,346,287	100.0%

	December 31, 2014
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	342,922	97.5%	405,522	94.8%	748,444	96.1%
3	8,642	2.5%	19,087	4.5%	27,729	3.5%
4	-	-	2,961	0.7%	2,961	0.4%
5	-	-	-	-	-	-
	$351,564	100.0%	$427,570	100.0%	$779,134	100.0%

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

Current Investment Portfolio

As of November 9, 2015, our investment portfolio, excluding our short term investments and TRS, consisted of interests in 83 portfolio companies (16% in senior secured first lien debt, 70% in senior secured second lien debt, 11% in collateralized securities and structured products (comprised of 2% invested in rated debt, 4% invested in non-rated debt and 5% invested in non-rated equity of such securities and products) and 3% in unsecured debt with a total fair value of $669,133 with an average and median portfolio company annual EBITDA of $76.0 million and $60.1 million, respectively, at initial investment. As of November 9, 2015, investments in our portfolio, excluding our short term investments and TRS, were purchased at a weighted average price of 97.26% of par value. Our estimated gross annual portfolio yield was 9.39% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the nine months ended September 30, 2015, our total investment return-net asset value was 4.94%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.

As of November 9, 2015, our short term investments included an investment in a U.S. Treasury Obligations Fund of $28,936.

Further, as of November 9, 2015, through the TRS (described further in Note 7 of our consolidated financial statements), we obtained the economic benefit of owning investments in first lien senior secured and second lien senior secured floating-rate loans of 91 portfolio companies.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

                Our results of operations for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015	2014
Investment income	$14,833	$5,083
Net operating expenses	6,921	2,509
Net investment income	7,912	2,574
Net realized gain on investments	142	971
Net change in unrealized depreciation on investments	(7,758)	(1,630)
Net realized gain on total return swap	8,620	4,136
Net change in unrealized depreciation on total return swap	(12,506)	(1,912)
Net (decrease) increase in net assets resulting from operations	$(3,590)	$4,139

Investment Income

For the three months ended September 30, 2015 and 2014, we generated investment income of $14,833 and $5,083, respectively, consisting primarily of interest income on investments in senior secured loans, collateralized securities, structured products, and unsecured debt of 86 and 57 portfolio companies held during each respective period. During the three months ended September 30, 2015 and 2014, our investment portfolio, excluding short term investments and the TRS, increased $96,376 and $69,223, respectively, as we continued to deploy the net proceeds from our continuous offering. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our continuous offering. As a result, we believe that reported investment income for the three months ended September 30, 2015 and 2014 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	2014
Management fees	$4,146	$1,740
Administrative services expense	409	377
Capital gains incentive fee	(1,211)	(497)
General and administrative	1,666	867
Interest expense	153	-
Total expenses	5,163	2,487
Recoupment of expense reimbursements from IIG	1,758	22
Net operating expenses	$6,921	$2,509

The composition of our general and administrative expenses for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	2014
Transfer agent expense	$346	$148
Professional fees expense	286	117
Due diligence fees	275	165
Dues and subscriptions	161	86
Printing and mailing expense	103	40
Marketing expense	102	112
Valuation expense	88	30
Insurance expense	83	69
Director fees and expenses	80	43
Filing fees	40	-
Other expenses	102	57
Total general and administrative expense	$1,666	$867

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

For the three months ended September 30, 2015, IIG recouped $1,758 of expense reimbursements made during the three months ended September 30, 2013, December 31, 2013 and March 31, 2014 in connection with the expense support and conditional reimbursement agreement. For the three months ended September 30, 2014, IIG recouped $22 of expense reimbursements made during the three months ended March 31, 2013.  We did not receive any expense reimbursements from IIG for the three months ended September 30, 2015 or 2014.

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

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG(4)	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$117	$117	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819	819	-	2.75%	7.00%	March 31, 2016
June 30, 2013	1,148	1,148	-	1.43%	7.00%	June 30, 2016
September 30, 2013	1,297	1,297	-	0.49%	7.00%	September 30, 2016
December 31, 2013	695	695	-	0.31%	7.00%	December 31, 2016
March 31, 2014	1,049	733	316	0.27%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.31%	7.00%	June 30, 2017
September 30, 2014	-	-	-	0.13%	7.00%	September 30, 2017
December 31, 2014	831	-	831	0.15%	7.00%	December 31, 2017
March 31, 2015	-	-	-	0.21%	7.00%	March 31, 2018
June 30, 2015	-	-	-	0.18%	7.00%	June 30, 2018
September 30, 2015	-	-	-	0.15%	7.00%	September 30, 2018
Total	$5,956	$4,809	$1,147

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

(4)	As of September 30, 2015, $1,758 of reimbursed expense support is payable to IIG.

Net Investment Income

Our net investment income totaled $7,912 and $2,574 for the three months ended September 30, 2015 and 2014, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale.

Net Realized Gain on Investments

Our net realized gain on investments totaled $142 and $971 for the three months ended September 30, 2015 and 2014, respectively. The decrease in net realized gain on investments was primarily due to an overall decrease in sales activity during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. During the three months ended September 30, 2015, we received sale proceeds and principal repayments of $8,046 and $3,309, respectively, compared to sale proceeds of $33,077 and principal repayments of $42,328 for the three months ended September 30, 2014.

Net Change in Unrealized Depreciation on Investments

The net change in unrealized depreciation on our investments totaled $7,758 and $1,630 for the three months ended September 30, 2015 and 2014, respectively. This change was predominantly driven by a widening of credit spreads during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 that negatively impacted the fair value of certain investments.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $8,620 and $4,136 for the three months ended September 30, 2015 and 2014, respectively. The components of net realized gain on the TRS are summarized below:

	Three Months Ended September 30,
	2015	2014
Interest and other income from TRS portfolio	$10,886	$5,316
Interest and other expense from TRS portfolio	(2,743)	(1,207)
Net gain on TRS loan sales	477	27
Total	$8,620	$4,136

Net Change in Unrealized Depreciation on TRS

The net change in unrealized depreciation on the TRS totaled $12,506 and $1,912 for the three months ended September 30, 2015 and 2014, respectively. This change was predominately driven by a widening of credit spreads during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 that negatively impacted the fair value of certain investments.

Net (Decrease) Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2015, we recorded a net decrease in net assets resulting from operations of ($3,590) compared to a net increase in net assets resulting from operations of $4,139 for the three months ended September 30, 2014.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

                Our results of operations for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
Investment income	$35,665	$10,917
Net operating expenses	21,116	8,529
Net investment income	14,549	2,388
Net realized gain on investments	717	1,355
Net change in unrealized depreciation on investments	(5,327)	(416)
Net realized gain on total return swap	23,742	11,899
Net change in unrealized depreciation on total return swap	(9,707)	(1,889)
Net increase in net assets resulting from operations	$23,974	$13,337

Investment Income

For the nine months ended September 30, 2015 and 2014, we generated investment income of $35,665 and $10,917, respectively, consisting primarily of interest income on investments in senior secured loans, collateralized securities, structured products, and unsecured debt of 87 and 76 portfolio companies held during each respective period. During the nine months ended September 30, 2015 and 2014, our investment portfolio, excluding short term investments and the TRS, increased $329,717 and $184,980, respectively, as we continued to deploy the net proceeds from our continuous offering. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our continuous offering. As a result, we believe that reported investment income for the nine months ended September 30, 2015 and 2014 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
	2015	2014
Management fees	$10,397	$3,952
Administrative services expense	1,283	1,222
Capital gains incentive fee	-	248
Offering, organizational and other costs - IIG	-	592
General and administrative	4,987	2,942
Interest expense	262	-
Total expenses	16,929	8,956
Expense reimbursements from IIG	-	(1,049)
Recoupment of expense reimbursements from IIG	4,187	622
Net operating expenses	$21,116	$8,529

The composition of our general and administrative expenses for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
	2015	2014
Transfer agent expense	$850	$425
Due diligence fees	804	567
Professional fees expense	802	583
Filing fees	472	80
Dues and subscriptions	428	165
Marketing expense	412	409
Printing and mailing expense	262	109
Director fees and expenses	218	119
Valuation expense	218	94
Insurance expense	214	175
Other expenses	307	216
Total general and administrative expense	$4,987	$2,942

Expense Reimbursements

For the nine months ended September 30, 2015, IIG recouped $4,187 of expense reimbursements made during the three months ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014 in connection with the expense support and conditional reimbursement agreement. We did not receive any expense reimbursements from IIG for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, we received expense reimbursements from IIG of $1,049 and IIG recouped $622 of expense reimbursements made during the three months ended December 31, 2012 and March 31, 2013.

Refer to the section, “Results of Operations for the Three Months Ended September 30, 2015 and 2014 - Expense Reimbursements” above for further details on our expense reimbursements with our affiliate, IIG.

Net Investment Income

Our net investment income totaled $14,549 and $2,388 for the nine months ended September 30, 2015 and 2014, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale.

Net Realized Gain on Investments

Our net realized gain on investments totaled $717 and $1,355 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in net realized gain on investments was primarily due to an overall decrease in sales activity during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we received sale proceeds and principal repayments of $63,847 and $6,819, respectively, compared to sale proceeds of $73,307 and principal repayments of $47,872 for the nine months ended September 30, 2014.

Net Change in Unrealized Depreciation on Investments

The net change in unrealized depreciation on our investments totaled $5,327 and $416 for the nine months ended September 30, 2015 and 2014, respectively. This change was predominantly driven by a widening of credit spreads during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 that negatively impacted the fair value of certain investments.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $23,742 and $11,899 for the nine months ended September 30, 2015 and 2014, respectively. The components of net realized gain on the TRS are summarized below:

	Nine Months Ended September 30,
	2015	2014
Interest and other income from TRS portfolio	$29,255	$12,739
Interest and other expense from TRS portfolio	(7,258)	(2,944)
Net gain on TRS loan sales	1,745	2,104
Total	$23,742	$11,899

Net Change in Unrealized Depreciation on TRS

The net change in unrealized depreciation on the TRS totaled $9,707 and $1,889 for the nine months ended September 30, 2015 and 2014, respectively. This change was predominantly driven by a widening of credit spreads during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 that negatively impacted the fair value of certain investments.

Net Increase in Net Assets Resulting from Operations

For the nine months ended September 30, 2015 and 2014, we recorded a net increase in net assets resulting from operations of $23,974 and $13,337, respectively.

 Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $9.13 and $9.22 on September 30, 2015 and December 31, 2014, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.5487 per share during the nine months ended September 30, 2015, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 4.94% for the entire nine-month period ended September 30, 2015. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 8.40% and a cumulative total return of 25.21% through September 30, 2015 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 4.38% and a cumulative total return of 12.69% through September 30, 2015. Over the same time period the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, and the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, registered cumulative total returns of approximately 9.37% and 7.51%, respectively, during the period from December 17, 2012 to September 30, 2015. In addition, the annualized return for the S&P/LSTA Leveraged Loan Index and the BofA Merrill Lynch US High Yield Index was 3.26% and 2.63%, respectively, during the period from December 17, 2012 to September 30, 2015.

(1) Cumulative performance: December 17, 2012 to September 30, 2015

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

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous offering of shares of our common stock, which will continue until no later than December 31, 2015. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, are at or above our net asset value per share.

We sell our shares on a continuous basis at our latest public offering price of $10.20 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share. Therefore, persons who tender subscriptions for shares of our common stock in the offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each weekly closing on the sale of shares of our common stock, our board of directors has delegated to one or more of its directors the authority to conduct such closings so long as there is no change to our public offering price or to establish a new net offering price that is not more than 2.5% above our net asset value per share. In connection with each weekly closing, we will, in each case if necessary, update the information contained in our prospectus by filing a prospectus supplement with the SEC, and we will also post any updated information to our website.

As of September 30, 2015, we sold 92,740,834 shares for net proceeds of $951,610 at an average price per share of $10.26. The net proceeds received include reinvested shareholder distributions of $36,244, for which we issued 3,853,195 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $5,571, for which we repurchased 592,313 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through September 30, 2015, sales commissions and dealer manager fees related to the sale of our common stock were $55,118 and $26,981, respectively.

As of November 11, 2015, we sold 97,072,359 shares of common stock for net proceeds of $995,302 at an average price per share of $10.25. The net proceeds received include reinvested shareholder distributions of $38,970, for which we issued 4,150,144 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $7,583, for which we repurchased 811,460 shares of common stock. Since commencing our continuous public offering on July 2, 2012 and through November 11, 2015, sales commissions and dealer manager fees related to the sale of our common stock were $57,767 and $28,261, respectively.

The net proceeds from our continuous offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of September 30, 2015 and December 31, 2014, we had $20,781 and $10,350 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Total Return Swap

For a detailed discussion of our TRS, refer to Note 7 to our consolidated financial statements included in this report.

East West Bank Credit Facility

On April 30, 2015, we entered into the EWB Credit Facility with EWB. The EWB Credit Facility provides for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions. As of September 30, 2015 and November 9, 2015, we had no outstanding borrowings under the EWB Credit Facility and the aggregate principal amount available in connection with the EWB Credit Facility was $40,000.

For a detailed discussion of our EWB Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

CĪON / Capitala Senior Loan Fund I, LLC

On June 24, 2015, we entered into a joint venture with Capitala to create CCSLF. We have committed to provide an aggregate of up to $40,000 of equity to CCSLF. As of November 9, 2015, our unfunded commitment to CCSLF was $40,000.

For a detailed discussion of CCSLF, refer to Note 6 to our consolidated financial statements included in this report.

RIC Status and Distributions

Our total investment portfolio includes loans and other securities on our consolidated balance sheets and loans underlying the TRS. Accordingly, we treat net interest and other income earned on all investments, including the loans underlying the TRS, as a component of investment company taxable income when determining our sources of distributions. The following table reflects the sources of our distributions on a tax basis for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage
Net investment income(1)	$6,755	$8,620	$15,375	99.1%	$15,048	$23,742	$38,790	98.2%
Capital gains from the sale of assets(2)	142	-	142	0.9%	717	-	717	1.8%
Total	$6,897	$8,620	$15,517	100.0%	$15,765	$23,742	$39,507	100.0%

(1)

For the three months ended September 30, 2015, tax basis net investment income does not include the $1,211 reduction of unearned capital gains incentive fees or offering expenses of $54, which reduce GAAP basis net investment income available for distributions.  For the nine months ended September 30, 2015, tax basis net investment income does not include offering expenses of $499, which reduces GAAP basis net investment income available for distributions.  These tax-related adjustments represent additional net investment income available for distribution to shareholders.

(2)

For the three months ended September 30, 2015, we had capital gains of $29 classified as long-term. For the nine months ended September 30, 2015, we had no capital gains classified as long-term. The final determination of the tax attributes of our distributions is made annually as of the end of our fiscal year.

For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, to our consolidated financial statements included in this report.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standard Board, or the FASB, issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating the impact ASU 2015-02 will have on our consolidated financial statements and/or disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, which further specifies the SEC Staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. This new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. ASU 2015-03 and ASU 2015-15 are to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. We are currently evaluating the impact ASU 2015-03 and ASU 2015-15 will have on our consolidated financial statements and/or disclosures.

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

For an additional discussion of our investment valuation process, refer to Note 2 to our consolidated financial statements included in this report.

Related Party Transactions

For the three and nine months ended September 30, 2015 and 2014, we incurred fees and other expenses related to CIM and its affiliates as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2015	2014	2015	2014
CĪON Securities, LLC	Dealer manager	Dealer manager fees(1)	$4,157	$2,830	$11,380	$7,929
CIM	Investment adviser	Management fees(2)(3)	4,146	1,740	10,397	3,952
CIM	Investment adviser	Incentive fees(2)(4)	(1,211)	(497)	-	248
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)(5)	409	377	1,283	1,222
IIG	Sponsor	Reimbursement of offering, organizational and other costs(2)	-	-	-	592
IIG	Sponsor	Recoupment of expense support(2)	1,758	22	4,187	622
			$9,259	$4,472	$27,247	$14,565

(1)	Amounts charged directly to equity.
(2)			Amounts charged directly to operations.
(3)			For the three and nine months ended September 30, 2014, management fees of $49 and $958, respectively, were supported pursuant to the expense support and conditional reimbursement agreement.
(4)

For the nine months ended September 30, 2014, incentive fees of $90 were supported pursuant to the expense support and conditional reimbursement agreement. During the three months ended September 30, 2014, $49 of expense support was reclassified from incentive fees to management fees.

(5)

For the nine months ended September 30, 2014, administrative services expense of $1 was supported pursuant to the expense support and conditional reimbursement agreement. No administrative services expense was supported for the three months ended September 30, 2014.

For an additional discussion of our relationship with CĪON Securities, CIM, ICON Capital, and IIG and amounts incurred under agreements with such related parties, refer to Note 4 to our consolidated financial statements included in this report.

Contractual Obligations

On December 17, 2012, Flatiron entered into a TRS with Citibank. Flatiron and Citibank have amended the TRS on numerous occasions including the most recent ninth amendment on October 2, 2015. See Note 7 to our consolidated financial statements for a more detailed description of the TRS.

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

Our investment portfolio may contain debt investments that are in the form of lines of credit, revolving credit facilities, or other unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreement. As of September 30, 2015 and December 31, 2014, our unfunded commitments were as follows:

Unfunded Commitments	September 30, 2015(1)	December 31, 2014(1)
CCSLF(2)(3)	$40,000	$-
Studio Movie Grill Holdings, LLC(3)	1,422	6,388
ECI Acquisition Holdings, Inc.(3)	1,207	1,724
ABG Intermediate Holdings 2 LLC(3)	933	-
Dollar Tree, Inc.(4)	-	15,000
Total	$43,562	$23,112

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
(2)	See Note 6 for a further description of our investment in CCSLF.
(3)

As of November 9, 2015, our unfunded commitments were to portfolio companies ECI Acquisition Holdings, Inc., Studio Movie Grill Holdings, LLC, and ABG Intermediate Holdings 2 LLC in the amount of $1,207, $1,422, and $1,128, respectively, and included a $40,000 unfunded commitment to CCSLF.

(4)

As of December 31, 2014, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals.  Prior to September 30, 2015, the Dollar Tree, Inc. unfunded commitment was terminated.

Unfunded commitments to provide funds to companies are not recorded on our consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. We believe we maintain sufficient liquidity in the form of cash on hand, short-term investments and other liquid assets to fund these unfunded commitments should the need arise.  For information on the companies to which we are committed to fund additional amounts as of September 30, 2015 and December 31, 2014, refer to the table above and the consolidated schedules of investments included in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, 96.7% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

Under the terms of the TRS with Citibank, we pay fees to Citibank at a floating rate based on LIBOR (and some cases prime rate) in exchange for the right to receive the economic benefit of a pool of loans. Pursuant to the terms of the EWB Credit Facility, borrowings are at a floating rate based on the greater of 3.25% or the variable rate of interest per year announced by EWB as its prime rate. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio and TRS Agreement in effect as of September 30, 2015:

Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 30 basis points	$1,783	1.9%
Current base interest rate	-	-
Up 100 basis points	(2,464)	(2.7%)
Up 200 basis points	4,070	4.4%
Up 300 basis points	10,664	11.6%

(1)

Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities), which will not be less than zero, plus 1.35% per year on the full notional amount of the loans subject to the TRS. As of September 30, 2015, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden increases in interest rates. Approximately 3.3% of our portfolio investments and underlying loans subject to the TRS paid fixed interest rates as of September 30, 2015. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.

In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2015.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2015 pursuant to our share repurchase program.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	July 1 to July 31, 2015	449,538	$9.41	449,538	(1)
	August 1 to August 31, 2015	-	-	-	-
	September 1 to September 30, 2015	-	-	-	-
	Total	449,538	$9.41	449,538	(1)

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

4.2

Third Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2015 (File No. 814-00941)).

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

10.8

Ninth Amended and Restated Confirmation Letter Agreement dated as of October 2, 2015, by and between Flatiron Funding, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2015).

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

Date: November 12, 2015

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