Form 10-K
period 2015-12-31
CION Investment Corp
filed 2016-03-14
CIK 1534254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

 Yes [  ] No [x]

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing follow-on public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, as amended (File No. 333-203683), which shares are being sold at $9.40 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.

The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of March 9, 2016 was 104,245,959.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

We are managed by CIM, our affiliate and a registered investment adviser under the Advisers Act. CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. We and CIM engaged AIM to act as our investment sub-adviser. AIM assists us with identifying investment opportunities and making investment recommendations for approval by CIM, according to pre-established investment guidelines. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM. Pursuant to the terms of the investment sub-advisory agreement among us, CIM and AIM, AIM is not responsible or liable for any such investment decision, only provides the investment advisory services expressly set forth in the investment sub-advisory agreement and is not responsible or liable for the provision of any other service.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. We seek to meet our investment objective by utilizing the experienced management teams of both CIM and AIM, which includes their access to the relationships and human capital of Apollo and ICON Investment Group, LLC, or IIG, in sourcing, evaluating and structuring transactions. Our portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities and unsecured debt, including corporate bonds and long-term subordinated loans, referred to as mezzanine loans, of private and thinly-traded U.S. middle-market companies. See “Item 1. Business – Investment Types” below for a detailed description of the types of investments that may comprise our portfolio.  We define middle-market companies as companies that generally possess annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $50 million or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

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

Portfolio and Investment Activity

As of December 31, 2015, our investment program primarily consisted of two components. First, we engage in the direct purchase of debt securities primarily issued by portfolio companies and lend directly to portfolio companies. Second, by entering into a TRS and directing the creation of a portfolio of underlying corporate loans that serve as reference assets under the TRS, we have obtained economic exposure to additional portfolio companies, although there may be overlap between such additional portfolio companies and our direct lending portfolio companies. The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of December 31, 2015:

	December 31, 2015
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$106,147	$104,187	16.0%	$661,055	$634,597	92.9%	$767,202	$738,784	55.4%
Senior secured second lien debt	468,899	453,713	69.7%	56,970	48,528	7.1%	525,869	502,241	37.7%
Collateralized securities and structured products - debt	44,361	41,663	6.4%	-	-	-	44,361	41,663	3.1%
Collateralized securities and structured products - equity	31,184	24,604	3.8%	-	-	-	31,184	24,604	1.8%
Unsecured debt	29,553	26,740	4.1%	-	-	-	29,553	26,740	2.0%
Subtotal/total percentage	680,144	650,907	100.0%	718,025	683,125	100.0%	1,398,169	1,334,032	100.0%
Short term investments(2)	18,892	18,892		-	-		18,892	18,892
Total investments	$699,036	$669,799		$718,025	$683,125		$1,417,061	$1,352,924

Number of portfolio companies			82			87			142(3)
Purchased at a weighted average price of par			97.16%			99.02%			98.10%
Gross annual portfolio yield based upon the purchase price(4)			9.42%			6.47%(5)			7.91%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(3)

The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 27 portfolio companies being in both the investment and TRS portfolios.

(4)	The portfolio yield does not represent an actual investment return to shareholders.

(5)	The portfolio yield for underlying TRS loans is determined without giving consideration to leverage.

We do not currently intend to list our securities on an exchange and do not expect a public market to develop for them in the foreseeable future. We believe that an unlisted structure is appropriate for the long-term nature of the assets in which we invest. In addition, because our common stock will not be listed on a national securities exchange, we will be able to pursue our investment objective without subjecting our investors to the daily share price volatility associated with the public markets. To provide our shareholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. In connection with that program, we intend, but are not required, to continue conducting quarterly repurchase offers. This is the only method of liquidity that we will offer prior to a liquidity event. Until we complete a liquidity event, it is unlikely that shareholders will be able to sell their common stock when desired or at a desired price.

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

Status of Our Continuous Public Offering

On December 17, 2012, we met our minimum offering requirement of $2,500 in capital raised from persons not affiliated with us, admitted our initial public investors as shareholders and officially commenced operations. Our initial continuous public offering ended on December 31, 2015 and our follow-on continuous public offering commenced on January 25, 2016. Since commencing our initial continuous public offering on July 2, 2012 through March 9, 2016, we received and accepted subscriptions for 104,245,959 shares for corresponding net proceeds of $1,065,102 at an average price per share of $10.22, including shares purchased by our affiliates.  The net proceeds received include reinvested shareholder distributions of $51,393 pursuant to our distribution reinvestment plan, as amended and restated, for which we issued 5,566,774 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $10,019 pursuant to our share repurchase program, for which we repurchased 1,083,608 shares of common stock.

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

Our board of directors declared distributions for 52, 49, and 24 record dates during the years ended December 31, 2015, 2014 and 2013, respectively. Declared distributions are paid monthly. The following table presents cash distributions per share that were declared during the years ended December 31, 2015, 2014 and 2013:

	Distributions
Three Months Ended	Per Share	Amount
2013
March 31, 2013 (six record dates)	$0.1769	$209
June 30, 2013 (six record dates)	0.1788	518
September 30, 2013 (six record dates)	0.1799	1,090
December 31, 2013 (six record dates)	0.1806	2,157
Total distributions for the year ended December 31, 2013	$0.7162	$3,974

2014
March 31, 2014 (nine record dates)	$0.1679	$3,315
June 30, 2014 (thirteen record dates)	0.1829	5,120
September 30, 2014 (fourteen record dates)	0.1969	7,396
December 31, 2014 (thirteen record dates)	0.1829	8,716
Total distributions for the year ended December 31, 2014	$0.7306	$24,547

2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
June 30, 2015 (thirteen record dates)	0.1829	13,223
September 30, 2015 (thirteen record dates)	0.1829	15,517
December 31, 2015 (thirteen record dates)	0.1829	17,761
Total distributions for the year ended December 31, 2015	$0.7316	$57,268

On December 15, 2015, our board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on January 27, 2016 to shareholders of record on January 5, January 12, January 19, and January 26, 2016.  On January 15, 2016, our board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on February 24, 2016 to shareholders of record on February 2, February 9, February 16, and February 23, 2016.  On February 16, 2016, our board of directors declared five weekly cash distributions of $0.014067 per share, payable on March 30, 2016 to shareholders of record on March 1, March 8, March 15, March 22, and March 29, 2016.

About CIM

CIM is a registered investment adviser. CIM is a subsidiary of IIG and part of the ICON group of companies, or ICON. We believe that ICON is a leading asset manager that provides innovative alternative investment products to individual and institutional investors through publicly-registered programs, private funds and separately managed accounts. ICON is headquartered in New York, with an office in Boston.

Mark Gatto and Michael A. Reisner, together with Harry Giovani, Keith S. Franz and Stephen Roman, form the senior management team of CIM. Both Messrs. Gatto and Reisner have significant managerial and investing experience and serve as our co-chairmen, co-presidents and co-chief executive officers.

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

About ICON

With more than 25 years of experience in the alternative asset management industry, ICON and its affiliates have managed investments for more than 81,000 investors and made more than $4.5 billion in total investments. ICON, through its managed funds, provides direct financing to private and public companies worldwide. ICON primarily provides secured financing to businesses in industries such as marine, manufacturing, transportation, automotive, energy and power, telecommunications, industrial and mining. ICON and its affiliated entities also provide distribution services.

Pursuant to an administration agreement, ICON Capital, LLC, or ICON Capital, furnishes us with office facilities and equipment, and clerical, bookkeeping and record keeping services. ICON Capital also oversees our financial records and prepares our reports to shareholders and reports filed with the SEC. ICON Capital also performs the calculation and publication of our net asset value, and oversees the preparation and filing of our tax returns, the payment of our expenses and the performance of various third party service providers. Furthermore, ICON Capital will provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.

About AIM

We and CIM have engaged AIM to act as our investment sub-adviser as we believe that AIM possesses skills that will aid us in achieving our investment objective. AIM is a subsidiary of Apollo (NYSE: APO) and is the investment advisor to Apollo Investment Corporation (NASDAQ: AINV), or AINV. AINV is a publicly traded BDC that invests primarily in various forms of debt investments, including secured and unsecured loan investments and/or equity in private U.S. middle-market companies.  AINV may also invest in the securities of public companies and structured products and other investments such as collateralized loan obligations and credit-linked notes.

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

Market Opportunity

We believe that the market for lending to private U.S. middle-market companies is underserved and presents a compelling investment opportunity. CIM’s management team has witnessed significant demand for debt capital among middle-market companies that have the characteristics we target. We believe that this demand, coupled with the limited and fragmented availability of funding within our target market, will enable us to achieve favorable transaction pricing. We continue to raise funds in an attempt to capitalize on what we believe is a favorable environment. We believe that the following characteristics and market trends support our belief:

•         The middle-market is a large addressable market.  According to GE Capital’s National Center for the Middle Market 4th Quarter 2015 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which represent more than $10 trillion in aggregate revenue and approximately 48 million aggregate employees. The U.S. middle-market accounts for approximately one-third of private sector gross domestic product, or GDP, which, measured on a global scale, would be the fifth largest global economy. GE defines middle-market companies as those with $10 million to $1 billion in annual revenue, which we believe has significant overlap with our definition of middle-market companies that generally possess EBITDA of $50 million or less.

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

•         There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to finance strategic transactions.  We expect that middle-market private equity firms will continue to invest the approximately $750 billion raised since 2010 in middle-market companies, as reported in Pitchbook’s 2H 2015 Fundraising and Capital Overhang Report, and that these private equity firms will seek to support their investments with senior loans from other sources, such as us.

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

•         Specialized lending and unfunded private equity commitments drive demand for debt capital.  Lending to small- and middle-market companies requires in-depth diligence, credit expertise, structuring experience and active portfolio management. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. As such, we believe that, of the U.S. financial institutions that are not liquidity constrained, few are capable of pursuing a sustained lending strategy successfully. We believe this creates a significant supply/demand imbalance for small and middle-market credit. We also expect that private equity firms will continue to pursue acquisitions and will seek to leverage their equity investments with debt financing, including senior debt, unitranche debt, and mezzanine loans provided by companies such as ours. Historically, according to the S&P LCD Leveraged Lending Review, such leverage has represented approximately 62% of a private equity acquisition. Therefore, adding to the imbalance in the availability of credit is the significant amount of unallocated private equity capital raised since 2010 described above, much of which will require debt financing in the coming years. As depicted in the chart below, almost $534 billion of unfunded private equity commitments were outstanding through the end of 2014. Based upon the historical proportion of leverage to total investment size, this represents potential demand of approximately $865 billion.

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

Average Nominal Spread of Leveraged Loans1

1 Excludes all facilities in default

Source: S&P Capital IQ LCD and S&P/LSTA Leveraged Loan Index

Average Discounted Spread of Leveraged Loans2

2 Excludes all facilities in default

Spread calculations have been adjusted to be based off of the bid rather than par (that is assuming that the discounted margin is as a percent of the current market value than the par amount of the loan).

Source: S&P Capital IQ LCD and S&P/LSTA Leveraged Loan Index

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

Potential Competitive Advantages

We believe that we offer to our investors the following potential competitive advantages over other capital providers to private U.S. middle-market companies:

•         Proven ability to invest in middle-market companies.   With AIM as our sub-adviser, we are partnered with a team that we believe has proven its ability to source, structure and manage private investments for a publicly-traded BDC, AINV. In addition to its ability to call on its resources, AIM is able to draw upon Apollo’s team of more than 350 investment professionals that have approximately $170 billion of assets under management as of December 31, 2015. Apollo has developed an expertise in sourcing and investing in debt issued by middle-market companies. We leverage this expertise, which we believe enables us to make investments that offer the most favorable risk/reward characteristics.

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

•         Long-term investment horizon.  We believe that our flexibility to make investments with a long-term view provides us with the opportunity to generate favorable returns on invested capital and expands the types of investments that we may consider. The long-term nature of our capital structure helps us avoid disposing of assets at unfavorable prices and we believe makes us a better partner for portfolio companies.

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

We focus primarily on investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities and unsecured debt, including corporate bonds and long-term subordinated loans, referred to as mezzanine loans. The mix of investments in our portfolio and other aspects regarding the implementation of our strategy may change materially over time.

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

Typical Leveraged Capital Structure Diagram

Senior Secured Debt

                First Lien Loans

First lien secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a company. Generally, our first lien secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. We expect that our first lien secured loans typically will have variable interest rates ranging between 4.0% and 8.0% over a standard benchmark, such as the prime rate or the London InterBank Offered Rate, or LIBOR. In some cases, a portion of the total interest may accrue or be paid in kind.

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

Second Lien Loans

Second lien secured loans are immediately junior to first lien secured loans and have substantially the same maturities, collateral and covenant structures as first lien secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to first lien secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with mezzanine loans. Generally, we expect these loans to carry a fixed rate of 9.0% to 13.0% or a floating current yield of 8.0% to 12.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

Unsecured Debt

In addition to first lien loans and second lien loans, we also may invest a portion of our assets in unsecured debt, including corporate bonds and subordinated debt. Unsecured debt investments usually rank junior in priority of payment to first lien loans and second lien loans, but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to first lien loans and second lien loans, unsecured debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target unsecured debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, unsecured debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate of 10% to 15%. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for significant gains, or in connection with securing particularly favorable terms in a debt investment, we may make non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be of high quality. Alternatively, we may hold equity-related securities consisting primarily of warrants or other equity interests generally obtained in connection with our unsecured debt investments. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 20%.

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

Pursuant to an administration agreement, ICON Capital provides us with general ledger accounting, fund accounting, investor relations, employee compensation and benefit-related expenses, and other expenses associated with performing administrative services. In addition, we have contracted with U.S. Bancorp Fund Services, LLC to provide additional accounting and administrative services.

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

Credit Analysis/Due Diligence.  Before undertaking an investment, the transaction team from CIM and AIM conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

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

Approval.  After completing its internal transaction process, subject to the terms of the investment sub-advisory agreement, the applicable CIM or AIM transaction team makes formal recommendations for review and approval by CIM. In connection with its recommendation, it transmits any relevant underwriting material and other information pertinent to the decision-making process. In addition, AIM makes its staff available to answer inquiries by CIM in connection with its recommendations. Each new investment that we make requires the unanimous approval of the members of CIM’s investment committee.

Monitoring

Portfolio Monitoring.  CIM, with the help of AIM, closely monitors our portfolio companies on an ongoing basis, as well as monitors the financial trends of each portfolio company to determine if each is meeting its respective business plans and to assess the appropriate course of action for each company. In addition, depending on the size, nature and performance of the transaction, senior investment professionals of CIM may take board seats or obtain board observation rights for our portfolio companies.

CIM and AIM have several methods of evaluating and monitoring the performance and fair value of our investments, which includes, but are not limited to, the assessment of success in adhering to a portfolio company’s business plan and compliance with covenants; periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments; comparisons to other portfolio companies in the industry; attendance at and participation in board meetings; and review of monthly and quarterly financial statements and financial projections for portfolio companies.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2015 and 2014, excluding short term investments of $18,892 and $10,350, respectively:

	December 31, 2015
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	624,097	95.9%	652,073	95.5%	1,276,170	95.7%
3	24,180	3.7%	23,047	3.4%	47,227	3.5%
4	2,630	0.4%	6,845	1.0%	9,475	0.7%
5	-	-	1,160	0.1%	1,160	0.1%
	$650,907	100.0%	$683,125	100.0%	$1,334,032	100.0%

	December 31, 2014
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	342,922	97.5%	405,522	94.8%	748,444	96.1%
3	8,642	2.5%	19,087	4.5%	27,729	3.5%
4	-	-	2,961	0.7%	2,961	0.4%
5	-	-	-	-	-	-
	$351,564	100.0%	$427,570	100.0%	$779,134	100.0%

The amount of the investment portfolio and underlying TRS loans in each grading category may vary substantially from period to period resulting primarily from changes in the composition of each portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process.  Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of investments in good faith utilizing the input of our audit committee, CIM, AIM, and any other professionals or materials that our board of directors deems worthy and relevant, including independent third-party valuation firms, if applicable.

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

Financing Arrangements

Total Return Swap

On December 17, 2012, Flatiron, our wholly-owned financing subsidiary, entered into a TRS with Citibank, N.A., or Citibank. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of and interest payments from the assets underlying the TRS in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS typically offers lower financing costs than are offered through more traditional borrowing arrangements.

Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $150,000 to $225,000, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS to $275,000 effective February 18, 2014, to $325,000 effective April 30, 2014, to $375,000 effective July 30, 2014, to $475,000 effective September 5, 2014, to $600,000 effective January 20, 2015, and to $750,000 effective March 4, 2015. Effective October 2, 2015, Flatiron and Citibank further amended the TRS to extend the termination or call date from December 17, 2015 to March 17, 2016 and to provide that the floating rate index specified for each loan included in the TRS will not be less than zero.  On December 22, 2015, Flatiron and Citibank further amended the TRS to reduce the ramp-down period from 90 days to 30 days prior to the termination date, which represents the period when reinvestment is no longer permitted under the terms of the TRS. Effective February 18, 2016, Flatiron and Citibank further amended the TRS to extend the termination or call date from March 17, 2016 to February 18, 2017, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.35% to 1.40% per year. The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to herein as the TRS Agreement

The TRS with Citibank enables us, through our ownership of Flatiron, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Flatiron borrowing funds to acquire loans and incurring interest expense to a lender.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of and for the year ended December 31, 2015, Flatiron was in compliance with these covenants and reporting requirements.

East West Bank Credit Facility

On April 30, 2015, we entered into a revolving credit facility, or the EWB Credit Facility, with East West Bank, or EWB. The EWB Credit Facility provides for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions, and we are required to maintain $2,000 in a demand deposit account with EWB at all times.

Advances under the EWB Credit Facility bear interest at a floating rate equal to (i) the greater of 3.25% per year or the variable rate of interest per year announced by EWB as its prime rate, which was 3.50% at December 31, 2015, plus (ii) a spread of 0.75%. Interest is payable quarterly in arrears. Each advance under the EWB Credit Facility will be due and payable on the earlier of 90 days from the date such advance was made by EWB, or April 29, 2016. We may prepay any advance without penalty or premium. We will be subject to a non-usage fee of 0.50% per year on the average amount, if any, of the aggregate principal amount available under the EWB Credit Facility that has not been borrowed, payable at the end of each quarter. The non-usage fee, if any, is payable quarterly in arrears. Our obligations to EWB under the EWB Credit Facility are secured by a first priority security interest in certain eligible loans in which we have a beneficial interest, as updated from time to time.

On January 28, 2016, we entered into the first amendment to the EWB Credit Facility with EWB. Under the original EWB Credit Facility, the borrowing base was the lesser of (i) the average monthly net proceeds received by us from the sale of our equity securities during the trailing three month period ending on the last day of the immediately preceding calendar month; or (ii) 50% of collateral securing the EWB Credit Facility. Under the first amendment, during the period commencing on January 30, 2016 through July 31, 2016, (i) the trailing equity component of the borrowing base was removed; (ii) the borrowing base was decreased to 40% of the collateral securing the EWB Credit Facility; and (iii) the required minimum fair market value of the collateral securing the EWB Credit Facility was increased from two to two and one-half times all outstanding advances under the EWB Credit Facility. Subsequent to July 31, 2016, these amended provisions will revert back to their original terms.

At December 31, 2015, we had no outstanding borrowings under the EWB Credit Facility and we were in compliance with all covenants and reporting requirements under the EWB Credit Facility.

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

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments. For example, we generally are not permitted to co-invest with certain entities affiliated with CIM or AIM in transactions originated by CIM, AIM or their respective affiliates unless we obtain an exemptive order from the SEC. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with CIM and its affiliates. However, there can be no assurance that we will obtain such exemptive relief. Under the investment sub-advisory agreement, AIM assists CIM in identifying investment opportunities and making investment recommendations for approval by CIM. AIM is not responsible or liable for any such investment decision.

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

Code of Ethics

We and CIM have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Shareholders may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 14, 2014, which is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Shareholders may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Other

We expect to be periodically examined by the SEC for compliance with the 1940 Act.

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

Employees

We do not currently have any employees and we do not currently intend to hire any in the future. The compensation of our chief financial officer and treasurer, Keith S. Franz, and our chief compliance officer and secretary, Stephen Roman, is paid by CIM. We reimburse CIM for the compensation paid to our chief financial officer and his staff and our chief compliance officer and his staff.  In the future, CIM may retain additional investment personnel based upon its needs.

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

The U.S. credit rating downgrade could negatively impact the trading market for U.S. government securities and would likely impact the credit risk associated with our investments in U.S. Treasury securities. This could reduce the value of the U.S. Treasury securities that we may hold in our portfolio. In addition, adverse market and economic conditions that could occur due to a downgrade of the credit rating on the debt of the United States could result in rapidly rising interest rates, a falling dollar, shakier financial markets and slowing or negative economic growth in the near term. The impact of the August 2011 downgrade or any further downgrade to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. These events could adversely affect our business in many ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly lower valuations than the preceding financing rounds. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

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

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to shareholders that will lower their tax basis in their common stock and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies, and expense reimbursements from IIG and AIM, which are subject to recoupment. In addition, through December 31, 2014, a portion of our distributions resulted from expense reimbursements from IIG, and future distributions may result from expense reimbursements from IIG and AIM. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this section. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of shareholders’ investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder's basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder's basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. A shareholder’s basis in the investment will be reduced by the nontaxable amount, which will result in additional gain (or a lower loss) when the shares are sold. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Through December 31, 2014, a portion of our distributions resulted from expense reimbursements from IIG, and future distributions may result from expense reimbursements from IIG and AIM, each of which are subject to repayment by us within three years. The purpose of this arrangement is to reduce our operating expenses and to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or IIG and AIM continue to make such expense reimbursements. Shareholders should also understand that our future repayments of expense reimbursements to IIG and AIM will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. IIG and AIM have no obligation to provide expense reimbursements to us in future periods.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our board of directors. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

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

Senior Secured Debt.

First Lien Loans and Second Lien Loans.  When we invest in senior secured term debt, including first lien loans and second lien loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Unitranche Loans.  We also expect to invest in unitranche loans, which are loans that combine both senior and subordinated financing, generally in a first-lien position. Unitranche loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and subordinated, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche debt generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest is typically paid quarterly. Generally, we expect these securities to carry a blended yield that is between senior secured and subordinated debt interest rates. Unitranche loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche loans combine characteristics of senior and subordinated financing, unitranche loans have risks similar to the risks associated with senior secured debt, including first lien loans and second lien loans, and subordinated debt in varying degrees according to the combination of loan characteristics of the unitranche loan.

Unsecured Debt. Our unsecured debt, including corporate bonds and subordinated, or mezzanine, investments will generally rank junior in priority of payment to senior debt. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income, including PIK interest and original issue discount. Loans structured with these features may represent a higher level of credit risk than loans that require interest to be paid in cash at regular intervals during the term of the loan. Since we generally will not receive any principal repayments prior to the maturity of some of our unsecured debt investments, such investments will have greater risk than amortizing loans.

Equity Investments.  We expect to make selected equity investments. In addition, when we invest in senior secured debt, including first and second lien loans, or unsecured debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

•         For accounting purposes, cash distributions to shareholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income comes from the cash invested by shareholders, the 1940 Act does not require that shareholders be given notice of this fact.

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

We intend to invest primarily in senior secured debt, including first lien loans, second lien loans and unitranche loans of private and thinly-traded U.S. middle-market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any payment or distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any payments or distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.

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

At December 31, 2015, 2014 and 2013, our borrowings for the BDC coverage ratio were $491,708, $326,703 and $107,496, respectively, which included the non-collateralized TRS notional amount, unfunded commitments (solely at December 31, 2014) and the financing arrangement in connection with our directors and officers insurance and resulted in coverage ratios of 284%, 252% and 234%, respectively. For a detailed discussion on the coverage ratio calculation, refer to Note 13 to our consolidated financial statements included in this report.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) we sell approximately $190 million of our common stock during 2016, (ii) our net offering proceeds from such sales equal $168 million, (iii) resulting in estimated net assets of approximately $1.07 billion as of December 31, 2016 and average net assets of approximately $988 million during 2016, (iv) we borrow funds equal to 50% of our average net assets during such period, or $494 million, and (v) a weighted average cost of funds of 3.25%. Actual expenses will depend on the number of shares of common stock we sell in the offering and the amount of leverage we employ.  For example, if we were to raise proceeds significantly less than this amount during 2016, our expenses as a percentage of our average net assets would be significantly higher. There can be no assurance that we will sell an aggregate of $190 million worth of our common stock during 2016.  In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assuming Return on Our Portfolio
(Net of Expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	-16.11%	-8.80%	-1.50%	5.81%	13.11%

Similarly, assuming (i) $1.07 billion in net assets as of December 31, 2016 and average net assets of $988 million during 2016, (ii) a weighted average cost of funds of 3.25% and (iii) $494 million in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 1.03% in order to cover the annual interest payments on our outstanding debt.

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

Risks Relating to an Investment in our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling shares at a net offering price below our net asset value per share.

The purchase price at which shareholders purchase common stock will be determined at each weekly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our common stock. As a result, in the event of an increase in our net asset value per share, an investor’s purchase price may be higher than the prior weekly closing price per share, and therefore an investor may receive a smaller number of shares than if such investor had subscribed at the prior weekly closing price.

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

The common stock sold in our offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if shareholders purchase common stock in our offering, shareholders will have limited liquidity and may not receive a full return of shareholder invested capital if shareholders sell their common stock. We are not obligated to complete a liquidity event by a specified date; therefore, until we complete a liquidity event, it is unlikely that shareholders will be able to sell their common stock.

The common stock offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the foreseeable future. Prior to the completion of a liquidity event, our share repurchase program provides a limited opportunity for investors to achieve liquidity, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price paid for the common stock being repurchased. However, there can be no assurance that we will complete a liquidity event. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Program” for a detailed description of our share repurchase program.

In making the decision to apply for listing of our common stock, our board of directors will try to determine whether listing our common stock or liquidating our assets will result in greater value for our shareholders. In making a determination of what type of liquidity event is in the best interest of our shareholders, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, maintaining a broad portfolio of investments, portfolio performance, our financial condition, potential access to capital as a listed company, the investment advisory experience of CIM and market conditions for the sale of our assets or listing of our common stock and the potential for shareholder liquidity. If we determine to pursue a listing of our common stock on a national securities exchange in the future, at that time we may consider either an internal or an external management structure. There can be no assurance that we will complete a liquidity event. Until we complete a liquidity event, it is unlikely that shareholders will be able to sell their shares. If our common stock is listed, we cannot assure shareholders that a public trading market will develop. Further, even if we do complete a liquidity event, shareholders may not receive a return of all of their invested capital.

The dealer manager in our continuous follow-on offering may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objective.

The dealer manager for our continuous follow-on offering is CĪON Securities, LLC, or CĪON Securities, one of our affiliates. There is no assurance that it will be able to sell a sufficient number of shares of common stock to allow us to have adequate funds to purchase a broad portfolio of investments and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objective, and shareholders could lose some or all of the value of their investment.

Because the dealer manager is one of our affiliates, shareholders will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty faced as a shareholder.

As a result of CĪON Securities being one of our affiliates, its due diligence review and investigation of us and our prospectus cannot be considered to be an independent review. Therefore, shareholders do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering. A shareholder may be able to rely on his or her own broker-dealer to make an independent review and investigation of the terms of the offering. If a shareholder is unable to so rely on his or her broker-dealer, however, he or she will not have the benefit of any independent review and evaluation of the terms of the offering by the dealer manager. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, shareholders will not have an independent review of our performance and the value of our common stock relative to other publicly-traded companies.

Our ability to successfully conduct our continuous follow-on offering is dependent, in part, on the ability of the dealer manager to successfully establish, operate and maintain a network of selected broker-dealers.

The success of our continuous follow-on offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of the dealer manager to establish, operate and maintain a network of licensed securities broker-dealers and other agents to sell our common stock. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our follow-on public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, shareholders could lose all or a part of their investment.

Beginning in the first quarter of 2014, we began offering to repurchase shares of our common stock on a quarterly basis. As a result, shareholders have limited opportunities to sell their shares of our common stock and, to the extent they are able to sell their shares of our common stock under the program, they may not be able to recover the amount of their investment in our common stock.

Beginning in the first quarter of 2014, we commenced tender offers to allow shareholders to tender their shares of common stock on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase; provided that, solely for our quarterly repurchase offer for the fourth quarter of 2015, we repurchased shares from tendering shareholders at a price that was (i) not less than the net asset value per share and (ii) not more than 2.5% greater than the net asset value per share. The share repurchase program includes numerous restrictions that limit shareholders’ ability to sell their shares of common stock. We limit the number of shares of common stock repurchased pursuant to our share repurchase program as follows: (1) we currently limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock pursuant to our fourth amended and restated distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock; (2) we will not repurchase shares of common stock in any calendar year in excess of 15% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 3.75% in each quarter; (3) unless a shareholder tenders all of his or her shares of common stock, he or she must tender at least 25% of the amount of common stock the shareholder purchased in the offering and must generally maintain a minimum balance of $5,000 subsequent to submitting a portion of his or her shares of common stock for repurchase by us; and (4) to the extent that the number of shares of common stock put to us for repurchase exceeds the number of shares of common stock that we are able to purchase, we will repurchase shares of common stock on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares of common stock if the repurchase would violate the restrictions on distributions under federal law or Maryland law.

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

Potential investors will not have preemptive rights to any common stock we issue in the future. Our articles of incorporation authorize us to issue 500,000,000 shares of common stock. Pursuant to our articles of incorporation, a majority of our entire board of directors may amend our articles of incorporation to increase the number of authorized shares of common stock without shareholder approval. After an investor purchases shares of common stock, we intend to continuously sell additional shares of common stock in our follow-on offering and any additional follow-on offering or issue equity interests in private offerings. To the extent that we issue additional shares of common stock at or below net asset value after an investor purchases shares of our common stock, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares of common stock.

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

We are currently selling our shares on a continuous basis at our latest public offering price of $9.40 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share. Therefore, persons who tender subscriptions for shares of our common stock in the offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each weekly closing on the sale of shares of our common stock, our board of directors has delegated to one or more of its directors the authority to conduct such closings so long as there is no change to our public offering price or to establish a new net offering price that is not more than 2.5% above our net asset value per share. In connection with each weekly closing, we will, in each case if necessary, update the information contained in our prospectus by filing a prospectus supplement with the SEC, and we will also post any updated information to our website.

Set forth below is a chart describing the classes of our securities outstanding as of March 9, 2016:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Held by Us or for Our Account
Common stock	500,000,000	-	104,245,959

As of March 9, 2016, we had 21,812 record holders of our common stock.

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

On November 2, 2015, we amended the terms of the share repurchase program, effective as of our quarterly repurchase offer for the fourth quarter of 2015, which commenced in November 2015 and was completed in January 2016. Under the amended share repurchase program, we offered to repurchase shares of common stock at a price per share of $8.96, which was (i) not less than the net asset value per share immediately prior to January 4, 2016 and (ii) not more than 2.5% greater than the net asset value per share as of such date.  On January 22, 2016, we further amended the terms of the share repurchase program, effective as of our quarterly repurchase offer for the first quarter of 2016, which commenced in February 2016 and will be completed in April 2016. Under the further amended share repurchase program, we will offer to repurchase shares of common stock at a price equal to 90% of the public offering price in effect on each date of repurchase.

We currently limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock pursuant to our fourth amended and restated distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase common stock. In addition, we limit the number of shares of common stock to be repurchased in any calendar year to 15% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 3.75% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. We offer to repurchase such common stock on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase.

We do not repurchase common stock, or fractions thereof, if such repurchase causes us to be in violation of the securities or other laws of the U.S., Maryland or any other relevant jurisdiction.

While we have conducted quarterly tender offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2015 pursuant to our share repurchase program.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	October 1 to October 31, 2015	219,147	$9.18	219,147	(1)
	November 1 to November 30, 2015	-	-	-	-
	December 1 to December 31, 2015	-	-	-	-
	Total	219,147	$9.18	219,147	(1)

(1)	See above for a description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program.

In the event that CIM or any of its affiliates holds common stock in the capacity of a shareholder, any such affiliates may tender common stock for repurchase in connection with any repurchase offer we make on the same basis as any other shareholder. IIG will not tender its common stock for repurchase as long as CIM remains our investment adviser.

Distributions

We did not declare or pay any distributions during 2012. In January 2013, we began authorizing monthly distributions to our shareholders. Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to continue to authorize and declare on a monthly basis a weekly distribution amount per share of our common stock. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date we accept each shareholder’s subscription for shares of our common stock. From time to time, we may also pay interim special distributions in the form of cash or shares of common stock at the discretion of our board of directors. Each year information regarding the sources of our distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be provided to our shareholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital.

We elected to be treated for federal income tax purposes as a RIC, as defined under Subchapter M of the Code, beginning in 2012.

To qualify for and maintain RIC tax treatment, we must, among other things, distribute in respect of each taxable year at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income (adjusted for certain ordinary losses), for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our board of directors declared distributions for 52, 49 and 24 record dates during the years ended December 31, 2015, 2014 and 2013, respectively. Declared distributions are paid monthly. The following table presents cash distributions per share that were declared during the years ended December 31, 2015, 2014 and 2013:

	Distributions
Three Months Ended	Per Share	Amount
2013
March 31, 2013 (six record dates)	$0.1769	$209
June 30, 2013 (six record dates)	0.1788	518
September 30, 2013 (six record dates)	0.1799	1,090
December 31, 2013 (six record dates)	0.1806	2,157
Total distributions for the year ended December 31, 2013	$0.7162	$3,974

2014
March 31, 2014 (nine record dates)	$0.1679	$3,315
June 30, 2014 (thirteen record dates)	0.1829	5,120
September 30, 2014 (fourteen record dates)	0.1969	7,396
December 31, 2014 (thirteen record dates)	0.1829	8,716
Total distributions for the year ended December 31, 2014	$0.7306	$24,547

2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
June 30, 2015 (thirteen record dates)	0.1829	13,223
September 30, 2015 (thirteen record dates)	0.1829	15,517
December 31, 2015 (thirteen record dates)	0.1829	17,761
Total distributions for the year ended December 31, 2015	$0.7316	$57,268

On December 15, 2015, our board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on January 27, 2016 to shareholders of record on January 5, January 12, January 19, and January 26, 2016.  On January 15, 2016, our board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on February 24, 2016 to shareholders of record on February 2, February 9, February 16, and February 23, 2016.  On February 16, 2016, our board of directors declared five weekly cash distributions of $0.014067 per share, payable on March 30, 2016 to shareholders of record on March 1, March 8, March 15, March 22, and March 29, 2016.

On February 1, 2014, we changed from semi-monthly closings to weekly closings for the sale of our shares pursuant to our initial continuous public offering. As a result, our board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of our common stock.

We have adopted an “opt in” distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically “opt in” to the fourth amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We have made and intend to make our distributions in the form of cash, out of assets legally available for such purpose, unless shareholders elect to receive their distributions in the form of additional shares of common stock pursuant to our fourth amended and restated distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. shareholders. We may fund our cash distributions to shareholders in the future from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG and AIM. Through December 31, 2014, a portion of our distributions resulted from expense reimbursements from IIG, and future distributions may result from expense reimbursements from IIG and AIM, each of which are subject to repayment by us. The amount of the distribution for shareholders receiving our common stock will be equal to the fair market value of the stock received. If shareholders hold common stock in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in the form of additional common stock.

The following table reflects the sources of cash distributions on a GAAP basis that were declared during the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015			2014			2013
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income(1)	$0.3164	$24,762	43.2%	$0.1792	$6,020	24.5%	$-	$-	-
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.3868	30,281	52.9%	0.4360	14,650	59.7%	0.2037	1,130	28.4%
Net gain on TRS loan sales	0.0060	472	0.8%	0.0696	2,339	9.5%	0.4251	2,359	59.4%
Net realized gain on investments	0.0143	1,121	2.0%	0.0458	1,538	6.3%	0.0061	34	0.9%
Distributions in excess of net investment income(2)	0.0081	632	1.1%	-	-	-	0.0813	451	11.3%
Total distributions	$0.7316	$57,268	100.0%	$0.7306	$24,547	100.0%	$0.7162	$3,974	100.0%

(1)	Distributions from net investment income include expense support from IIG of $1,880 and $3,959 related to the years ended December 31, 2014 and 2013, respectively.

(2)

Distributions in excess of net investment income represent certain expenses, which are not deductible on a tax-basis.  Unearned capital gains incentive fees and certain offering expenses reduce GAAP basis net investment income, but do not reduce tax basis net investment income. These tax-related adjustments represent additional net investment income available for distribution for tax purposes. See Note 14 for the sources of our cash distributions on a tax basis.

Item 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2015, 2014, and 2013, and for the period from January 31, 2012 (Inception) through December 31, 2012 is derived from our audited consolidated financial statements. The data for the years ended December 31, 2015, 2014 and 2013 should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,			For the Period from January 31, 2012 (Inception) through December 31, 2012

	2015	2014	2013
Statement of operations data:
Total investment income	$52,809	$17,713	$1,863	$3
Operating expenses
Total operating expenses	23,380	12,451	5,873	117
Expense reimbursements from IIG	-	(1,880)	(3,959)	(117)
Recoupment of expense reimbursements from IIG	4,667	622	-	-
Net operating expenses	28,047	11,193	1,914	-
Net investment income (loss)	24,762	6,520	(51)	3
Net realized and unrealized (loss) gain on investments and total return swap	(26,204)	9,815	6,153	22
Net (decrease) increase in net assets resulting from operations	$(1,442)	$16,335	$6,102	$25
Weighted average shares of common stock outstanding(1)	78,501,760	33,630,690	5,522,797	500,338

Per share data:(1)
Net investment income (loss)(2)	$0.32	$0.19	$(0.01)	$0.01
Net (decrease) increase in net assets resulting from operations	$(0.02)	$0.49	$1.10	$0.05
Distributions declared	$0.73	$0.73	$0.72	$-

Balance sheet data:
Net assets at the beginning of period	$496,389	$144,571	$4,487	$-
Net assets at end of period	$904,326	$496,389	$144,571	$4,487
Net asset value per share of common stock at beginning of period	$9.22	$9.32	$8.97	$-
Net asset value per share of common stock at end of period	$8.71	$9.22	$9.32	$8.97

Other data:
Distributions declared	$57,268	$24,547	$3,974	$-
Total investment return - net asset value(3)	2.13%	6.92%	11.96%	(0.35%)
Number of investments at period end	86	59	42	2
Total portfolio investment purchases during the period(4)	$438,217	$403,742	$94,332	$1,973
Total portfolio investment sales and prepayments during the period(4)	$113,433	$144,492	$4,335	$3

(1)

The per share data was derived by using the weighted average shares of common stock outstanding for the years ended December 31, 2015, 2014 and 2013 and from the commencement of operations on December 17, 2012 through December 31, 2012, respectively.

(2)

Net investment income (loss) per share includes expense reimbursements from IIG of $0.06 and $0.72 per share for the years ended December 31, 2014 and 2013, respectively, and expense recoupments to IIG of $0.06 and $0.02 per share for the years ended December 31, 2015 and 2014, respectively. There were no expense reimbursements from IIG for the year ended December 31, 2015 and no expense recoupment to IIG for the year ended December 31, 2013. For the period from January 31, 2012 (Inception) through December 31, 2012, net investment income per share includes expense reimbursements from IIG of $0.23 per share.

(3)

Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with our distribution reinvestment plan then in effect and (ii) the fractional shares issued pursuant to the distribution reinvestment plan then in effect were issued at 95% from January 1, 2013 through September 30, 2013 and subsequently issued at 90% of the then public offering price on the date of purchase. The total investment return-net asset value for the period from January 31, 2012 (Inception) through December 31, 2012 was calculated by taking the difference between (i) the net asset value per share as of December 31, 2012 and (ii) the net asset value per share on the day we commenced operations (December 17, 2012), and dividing such difference by the net asset value per share on the day we commenced operations. The total investment return-net asset value does not consider the effect of the sales load from the sale of our common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full year are not annualized.

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

We are managed by CIM, our affiliate and a registered investment adviser. CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. We and CIM have engaged AIM to act as our investment sub-adviser. On December 7, 2015, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM and the investment sub-advisory agreement with AIM, each for a period of twelve months commencing December 17, 2015.

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

Revenue

We primarily generate revenue in the form of interest income on the debt securities that we hold and capital gains on debt or other equity interests that we acquire in portfolio companies. The majority of our senior debt investments bear interest at a floating rate. Interest on debt securities is generally payable quarterly or monthly. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued, but unpaid, interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

Operating Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the investment advisory and administration agreements. Our investment advisory fee compensates CIM for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. CIM is responsible for compensating AIM for its services pursuant to the investment sub-advisory agreement. We bear all other expenses of our operations and transactions, including, without limitation:

•         corporate expenses relating to borrowings and costs associated with the offering of our common stock, subject to limitations included in the investment advisory and administration agreements;

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

•         brokerage commissions for our investments; and

•         all other expenses incurred by CIM, AIM or us in connection with administering our business, including expenses incurred by CIM or AIM in performing its obligations, and the reimbursement of the compensation of our chief financial officer and chief compliance officer and their respective staffs paid by CIM or its affiliates, to the extent that they are not a person with a controlling interest in CIM or any of its affiliates, in each case subject to the limitations included in the investment advisory and administration agreements, as applicable.

Portfolio Investment Activity for the Years Ended December 31, 2015 and 2014

The following table summarizes our investment activity, excluding short term investments, for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015			2014
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$82,147	$499,475	$581,622	$104,625	$534,090	$638,715
Senior secured second lien debt	261,022	22,011	283,033	269,039	83,615	352,654
Collateralized securities and structured products - debt	15,500	-	15,500	21,822	-	21,822
Collateralized securities and structured products - equity	24,914	-	24,914	7,413	-	7,413
Unsecured debt	54,634	-	54,634	843	-	843
Sales and principal repayments	(113,433)	(235,891)	(349,324)	(144,492)	(336,265)	(480,757)
Net portfolio activity	$324,784	$285,595	$610,379	$259,250	$281,440	$540,690

The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of December 31, 2015 and 2014:

	December 31, 2015
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$106,147	$104,187	16.0%	$661,055	$634,597	92.9%	$767,202	$738,784	55.4%
Senior secured second lien debt	468,899	453,713	69.7%	56,970	48,528	7.1%	525,869	502,241	37.7%
Collateralized securities and structured products - debt	44,361	41,663	6.4%	-	-	-	44,361	41,663	3.1%
Collateralized securities and structured products - equity	31,184	24,604	3.8%	-	-	-	31,184	24,604	1.8%
Unsecured debt	29,553	26,740	4.1%	-	-	-	29,553	26,740	2.0%
Subtotal/total percentage	680,144	650,907	100.0%	718,025	683,125	100.0%	1,398,169	1,334,032	100.0%
Short term investments(2)	18,892	18,892		-	-		18,892	18,892
Total investments	$699,036	$669,799		$718,025	$683,125		$1,417,061	$1,352,924

Number of portfolio companies			82			87			142(3)
Average annual EBITDA of portfolio companies		$80.4 million			$266.4 million			$181.1 million
Median annual EBITDA of portfolio companies		$64.2 million			$91.0 million			$74.9 million
Purchased at a weighted average price of par			97.16%			99.02%			98.10%
Gross annual portfolio yield based upon the purchase price(4)			9.42%			6.47%(5)			7.91%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(3)

The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 27 portfolio companies being in both the investment and TRS portfolios.

(4)	The portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees.

(5)	The portfolio yield for underlying TRS loans is determined without giving consideration to leverage.

	December 31, 2014
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$69,239	$69,204	19.7%	$378,894	$377,391	88.3%	$448,133	$446,595	57.3%
Senior secured second lien debt	245,894	245,258	69.8%	53,085	50,179	11.7%	298,979	295,437	37.9%
Collateralized securities and structured products - debt	28,752	27,965	8.0%	-	-	-	28,752	27,965	3.6%
Collateralized securities and structured products - equity	9,329	9,137	2.5%	-	-	-	9,329	9,137	1.2%
Subtotal/total percentage	353,214	351,564	100.0%	431,979	427,570	100.0%	785,193	779,134	100.0%
Short term investments(2)	10,350	10,350		-	-		10,350	10,350
Total investments	$363,564	$361,914		$431,979	$427,570		$795,543	$789,484

Number of portfolio companies			56			65			104(3)
Average annual EBITDA of portfolio companies		$62.9 million			$118.1 million			$94.8 million
Median annual EBITDA of portfolio companies		$53.2 million			$65.0 million			$60.1 million
Purchased at a weighted average price of par			98.09%			99.01%			98.59%
Gross annual portfolio yield based upon the purchase price(4)			9.23%			6.87%(5)			7.93%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(3)

The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 17 portfolio companies being in both the investment and TRS portfolios.

(4)	The portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees.

(5)	The portfolio yield for underlying TRS loans is determined without giving consideration to leverage.

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio by the type of interest rate as of December 31, 2015 and 2014, excluding short term investments of $18,892 and $10,350, respectively:

	December 31, 2015
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$637,470	$610,477	93.8%	$718,025	$683,125	100.0%	$1,355,495	$1,293,602	97.0%
Fixed interest rate investments	42,674	40,430	6.2%	-	-	-	42,674	40,430	3.0%
Total investments	$680,144	$650,907	100.0%	$718,025	$683,125	100.0%	$1,398,169	$1,334,032	100.0%

	December 31, 2014
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$346,115	$344,067	97.9%	$431,979	$427,570	100.0%	$778,094	$771,637	99.0%
Fixed interest rate investments	7,099	7,497	2.1%	-	-	-	7,099	7,497	1.0%
Total investments	$353,214	$351,564	100.0%	$431,979	$427,570	100.0%	$785,193	$779,134	100.0%

The following table shows the composition of our investment portfolio and our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of December 31, 2015 and 2014:

	December 31, 2015
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$124,412	19.1%	$94,924	13.9%	$219,336	16.4%
Healthcare & Pharmaceuticals	54,122	8.3%	121,889	17.8%	176,011	13.2%
High Tech Industries	86,848	13.3%	77,663	11.4%	164,511	12.3%
Diversified Financials	66,267	10.2%	-	-	66,267	5.0%
Chemicals, Plastics & Rubber	27,161	4.2%	37,270	5.5%	64,431	4.8%
Banking, Finance, Insurance & Real Estate	32,224	5.0%	31,160	4.6%	63,384	4.8%
Beverage, Food & Tobacco	62,314	9.6%	-	-	62,314	4.7%
Construction & Building	24,099	3.7%	35,443	5.2%	59,542	4.5%
Hotel, Gaming & Leisure	26,839	4.1%	32,079	4.7%	58,918	4.4%
Retail	8,623	1.4%	49,276	7.2%	57,899	4.3%
Telecommunications	9,148	1.4%	29,943	4.4%	39,091	2.9%
Services: Consumer	13,154	2.0%	25,003	3.7%	38,157	2.9%
Forest Products & Paper	-	-	32,697	4.8%	32,697	2.5%
Media: Advertising, Printing & Publishing	24,627	3.8%	7,740	1.1%	32,367	2.4%
Consumer Goods: Durable	-	-	28,803	4.2%	28,803	2.2%
Media: Broadcasting & Subscription	9,952	1.5%	16,642	2.4%	26,594	2.0%
Consumer Goods: Non-Durable	13,974	2.1%	12,347	1.8%	26,321	2.0%
Automotive	19,766	3.0%	5,100	0.8%	24,866	1.9%
Media: Diversified & Production	10,153	1.6%	14,287	2.1%	24,440	1.8%
Containers, Packaging & Glass	11,851	1.8%	8,366	1.2%	20,217	1.5%
Energy: Electricity	13,677	2.1%	2,194	0.3%	15,871	1.2%
Aerospace & Defense	-	-	13,975	2.0%	13,975	1.0%
Energy: Oil & Gas	6,274	1.0%	3,286	0.5%	9,560	0.7%
Mining & Metals	-	-	3,038	0.4%	3,038	0.2%
Environmental Industries	2,850	0.4%	-	-	2,850	0.2%
Capital Equipment	2,572	0.4%	-	-	2,572	0.2%
Subtotal/total percentage	650,907	100.0%	683,125	100.0%	1,334,032	100.0%
Short term investments	18,892		-		18,892
Total investments	$669,799		$683,125		$1,352,924

	December 31, 2014
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$89,123	25.4%	$70,280	16.4%	$159,403	20.4%
High Tech Industries	45,737	13.0%	36,029	8.4%	81,766	10.5%
Healthcare & Pharmaceuticals	10,203	2.9%	49,917	11.7%	60,120	7.7%
Beverage, Food & Tobacco	42,962	12.2%	-	-	42,962	5.5%
Banking, Finance, Insurance & Real Estate	7,867	2.2%	31,955	7.5%	39,822	5.1%
Diversified Financials	37,102	10.6%	-	-	37,102	4.8%
Construction & Building	3,626	1.0%	31,483	7.4%	35,109	4.5%
Chemicals, Plastics & Rubber	9,107	2.6%	24,303	5.7%	33,410	4.3%
Hotel, Gaming & Leisure	19,703	5.6%	12,606	3.0%	32,309	4.1%
Consumer Goods: Durable	-	-	31,979	7.5%	31,979	4.1%
Media: Advertising, Printing & Publishing	20,235	5.8%	7,001	1.6%	27,236	3.5%
Automotive	14,123	4.0%	11,939	2.8%	26,062	3.3%
Retail	-	-	25,421	6.0%	25,421	3.3%
Containers, Packaging & Glass	9,800	2.8%	8,329	1.9%	18,129	2.3%
Services: Consumer	792	0.2%	17,023	4.0%	17,815	2.3%
Media: Diversified & Production	6,298	1.8%	10,239	2.4%	16,537	2.1%
Telecommunications	13,813	3.9%	988	0.2%	14,801	1.9%
Media: Broadcasting & Subscription	2,077	0.6%	10,965	2.6%	13,042	1.7%
Consumer Goods: Non-Durable	1,571	0.4%	11,379	2.7%	12,950	1.7%
Aerospace & Defense	1,370	0.4%	10,014	2.3%	11,384	1.5%
Forest Products & Paper	-	-	10,867	2.5%	10,867	1.4%
Capital Equipment	3,896	1.1%	6,168	1.4%	10,064	1.3%
Energy: Oil & Gas	1,377	0.4%	8,685	2.0%	10,062	1.3%
Energy: Electricity	5,932	1.7%	-	-	5,932	0.8%
Environmental Industries	4,850	1.4%	-	-	4,850	0.6%
Subtotal/total percentage	351,564	100.0%	427,570	100.0%	779,134	100.0%
Short term investments	10,350		-		10,350
Total investments	$361,914		$427,570		$789,484

Except for CĪON / Capitala Senior Loan Fund I, LLC, or CCSLF, we do not “control” and are not an “affiliate” of any of our portfolio companies or any of the companies of the loans underlying the TRS, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company or issuer if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company or issuer if we owned 5% or more of its voting securities.

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2015 and 2014, our unfunded commitments amounted to $43,404 and $23,112, respectively. As of March 11, 2016, our unfunded commitments amounted to $58,404. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2015 and 2014, excluding short term investments of $18,892 and $10,350, respectively:

	December 31, 2015
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	624,097	95.9%	652,073	95.5%	1,276,170	95.7%
3	24,180	3.7%	23,047	3.4%	47,227	3.5%
4	2,630	0.4%	6,845	1.0%	9,475	0.7%
5	-	-	1,160	0.1%	1,160	0.1%
	$650,907	100.0%	$683,125	100.0%	$1,334,032	100.0%

	December 31, 2014
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	342,922	97.5%	405,522	94.8%	748,444	96.1%
3	8,642	2.5%	19,087	4.5%	27,729	3.5%
4	-	-	2,961	0.7%	2,961	0.4%
5	-	-	-	-	-	-
	$351,564	100.0%	$427,570	100.0%	$779,134	100.0%

The amount of the investment portfolio and underlying TRS loans in each grading category may vary substantially from period to period resulting primarily from changes in the composition of each portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio

As of March 7, 2016, our investment portfolio, excluding our short term investments and TRS, consisted of interests in 84 portfolio companies (19% in senior secured first lien debt, 67% in senior secured second lien debt, 10% in collateralized securities and structured products (comprised of 2% invested in rated debt, 4% invested in non-rated debt and 4% invested in non-rated equity of such securities and products) and 4% in unsecured debt with a total fair value of $659,649 with an average and median portfolio company annual EBITDA of $79.7 million and $60.6 million, respectively, at initial investment. As of March 7, 2016, investments in our portfolio, excluding our short term investments and TRS, were purchased at a weighted average price of 97.20% of par value. Our estimated gross annual portfolio yield was 9.44% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the year ended December 31, 2015, our total investment return-net asset value was 2.13%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.

As of March 7, 2016, our short term investments included an investment in a U.S. Treasury Obligations Fund of $24,310.

Further, as of March 7, 2016, through a TRS (described further in Note 7 of our consolidated financial statements), we obtained the economic benefit of owning investments in first lien senior secured and second lien senior secured floating-rate loans of 87 portfolio companies.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

Our results of operations for the years ended December 31, 2015 and 2014 were as follows:

	Years Ended December 31,
	2015	2014
Investment income	$52,809	$17,713
Net operating expenses	28,047	11,193
Net investment income	24,762	6,520
Net realized gain on investments	1,121	1,538
Net change in unrealized depreciation on investments	(27,587)	(2,754)
Net realized gain on total return swap	30,753	16,989
Net change in unrealized depreciation on total return swap	(30,491)	(5,958)
Net (decrease) increase in net assets resulting from operations	$(1,442)	$16,335

Investment Income

For the years ended December 31, 2015 and 2014, we generated investment income of $52,809 and $17,713, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 91 portfolio companies held during each respective period. During the years ended December 31, 2015 and 2014, our investment portfolio, excluding short term investments and the TRS, increased $299,343 and $258,429, respectively, as we continued to deploy the net proceeds from our initial continuous public offering, which ended on December 31, 2015. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering, which commenced on January 25, 2016. As a result, we believe that reported investment income for the years ended December 31, 2015 and 2014 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2015 and 2014 was as follows:

	Years Ended December 31,
	2015	2014
Management fees	$14,827	$6,132
Administrative services expense	1,900	1,792
Capital gains incentive fee	-	(757)
Offering, organizational and other costs - IIG	-	1,012
General and administrative	6,248	4,272
Interest expense	405	-
Total expenses	23,380	12,451
Expense reimbursements from IIG	-	(1,880)
Recoupment of expense reimbursements from IIG	4,667	622
Net operating expenses	$28,047	$11,193

The composition of our general and administrative expenses for the years ended December 31, 2015 and 2014 was as follows:

	Years Ended December 31,
	2015	2014
Transfer agent expense	$1,144	$627
Professional fees	1,044	849
Due diligence fees	1,006	967
Printing and marketing expense	755	681
Dues and subscriptions	505	230
Filing fees	478	113
Valuation expense	310	136
Insurance expense	297	235
Director fees and expenses	296	162
Other expenses	413	272
Total general and administrative expense	$6,248	$4,272

Expense Reimbursements

Our affiliate, IIG, agreed to reimburse us commencing with the quarter ended December 31, 2012 for certain expenses pursuant to the expense support and conditional reimbursement agreement. On December 16, 2015, we further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the expense support and conditional reimbursement agreement and extending the termination date from December 31, 2015 to December 31, 2016. Commencing with the quarter beginning January 1, 2016, IIG and AIM each agrees to reimburse us for 50% of certain expenses pursuant to the second amended and restated expense support and conditional reimbursement agreement. Refer to the discussion under “Related Party Transactions” below for further details about the second amended and restated expense support and conditional reimbursement agreement. Also, see Note 4 to our consolidated financial statements for additional disclosure regarding the expense reimbursements from IIG.

For the year ended December 31, 2015, IIG recouped $4,667 of expense reimbursements made during each of the three months ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, and December 31, 2014 in connection with the expense support and conditional reimbursement agreement. We did not receive any expense reimbursements from IIG for the year ended December 31, 2015. For the year ended December 31, 2014, we received expense reimbursements from IIG of $1,880 and IIG recouped $622 of expense reimbursements made during each of the three months ended December 31, 2012 and March 31, 2013 in connection with the expense support and conditional reimbursement agreement.

Reimbursement of such costs will be determined as appropriate to meet the objectives of the second amended and restated expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse any further costs by IIG and AIM.

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by us for the following three month periods.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG(4)	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$117	$117	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819	819	-	2.75%	7.00%	March 31, 2016
June 30, 2013	1,148	1,148	-	1.43%	7.00%	June 30, 2016
September 30, 2013	1,297	1,297	-	0.49%	7.00%	September 30, 2016
December 31, 2013	695	695	-	0.31%	7.00%	December 31, 2016
March 31, 2014	1,049	1,049	-	0.27%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.31%	7.00%	June 30, 2017
September 30, 2014	-	-	-	0.13%	7.00%	September 30, 2017
December 31, 2014	831	164	667	0.15%	7.00%	December 31, 2017
March 31, 2015	-	-	-	0.21%	7.00%	March 31, 2018
June 30, 2015	-	-	-	0.18%	7.00%	June 30, 2018
September 30, 2015	-	-	-	0.15%	7.00%	September 30, 2018
December 31, 2015	-	-	-	0.12%	7.00%	December 31, 2018
Total	$5,956	$5,289	$667

(1)

Operating expenses include all expenses borne by us, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense.

(2)	We did not declare any distributions during the three months ended December 31, 2012.

(3)

Annualized Distribution Rate equals the annualized rate of distributions paid to shareholders based on the amount of the regular cash distributions paid immediately prior to the date the expense support payment obligation was incurred by IIG. Annualized Distribution Rate does not include special cash or stock distributions paid to shareholders. The Annualized Distribution Rate is calculated based on the maximum historical offering price at each record date.

(4)	As of December 31, 2015, $480 of reimbursed expense support is payable to IIG.

Net Investment Income

Our net investment income totaled $24,762 and $6,520 for the years ended December 31, 2015 and 2014, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to our initial continuous public offering.

Net Realized Gain on Investments

Our net realized gain on investments totaled $1,121 and $1,538 for the years ended December 31, 2015 and 2014, respectively. The decrease in net realized gain on investments was primarily due to a decrease in sales and paydown activity during the year ended December 31, 2015 compared to the year ended December 31, 2014. During the year ended December 31, 2015, we received sale proceeds and principal repayments of $71,605 and $41,828, respectively. During the year ended December 31, 2014, we received sale proceeds and principal repayments of $94,182 and $50,310, respectively.

Net Change in Unrealized Depreciation on Investments

The net change in unrealized depreciation on our investments totaled $27,587 and $2,754 for the years ended December 31, 2015 and 2014, respectively. This change was driven primarily by a widening of credit spreads during the year ended December 31, 2015 that negatively impacted the fair value of certain investments.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $30,753 and $16,989 for the years ended December 31, 2015 and 2014, respectively. The components of net realized gain on the TRS are summarized below:

	Years Ended December 31,
	2015	2014
Interest and other income from TRS portfolio	$40,499	$19,081
Interest and other expense from TRS portfolio	(10,218)	(4,431)
Net gain on TRS loan sales	472	2,339
Total	$30,753	$16,989

Net Change in Unrealized Depreciation on TRS

The net change in unrealized depreciation on the TRS totaled $30,491 and $5,958 for the years ended December 31, 2015 and 2014, respectively. This change was driven primarily by a widening of credit spreads during the year ended December 31, 2015 that negatively impacted the fair value of certain investments.

Net (Decrease) Increase in Net Assets Resulting from Operations

For the years ended December 31, 2015 and 2014, we recorded a net (decrease) increase in net assets resulting from operations of ($1,442) and $16,335, respectively.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

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

Investment Income

For the years ended December 31, 2014 and 2013, we generated investment income of $17,713 and $1,863, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products of 91 and 43 portfolio companies held during each respective period. During the years ended December 31, 2014 and 2013, our investment portfolio, excluding short term investments and the TRS, increased $258,429 and $91,155, respectively, as we continued to deploy the net proceeds from our continuous offering. We expect our investment portfolio to continue to grow due to the anticipated increase in equity available to us for investment from our continuous offering. As a result, we believe that reported investment income for the years ended December 31, 2014 and 2013 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2014 and 2013 was as follows:

	Years Ended December 31,
	2014	2013
Management fees	$6,132	$923
Administrative services expense	1,792	1,159
Capital gains incentive fee	(757)	753
Offering, organizational and other costs - IIG	1,012	-
General and administrative	4,272	3,038
Total expenses	12,451	5,873
Expense reimbursements from IIG	(1,880)	(3,959)
Recoupment of expense reimbursements from IIG	622	-
Net operating expenses	$11,193	$1,914

The composition of our general and administrative expenses for the years ended December 31, 2014 and 2013 was as follows:

	Years Ended December 31,
	2014	2013
Due diligence fees	$967	$607
Professional fees	849	859
Printing and marketing expense	681	750
Transfer agent expense	627	173
Insurance expense	235	212
Dues and subscriptions	230	138
Director fees and expenses	162	57
Valuation expense	136	23
Filing fees	113	105
Other expenses	272	114
Total general and administrative expense	$4,272	$3,038

Expense Reimbursements

For the year ended December 31, 2014 we received expense reimbursements from IIG of $1,880 and IIG recouped $622 of expense reimbursements made during the three months ended December 31, 2012 and March 31, 2013 in connection with the expense support and conditional reimbursement agreement. For the year ended December 31, 2013, we received expense reimbursements from IIG of $3,959.

Refer to the section “Results of Operations – Comparison of the Years Ended December 31, 2015 and 2014 – Expense Reimbursements” above for further details on our expense reimbursements with IIG.

Net Investment Income (Loss)

Our net investment income (loss) totaled $6,520 and ($51) for the years ended December 31, 2014 and 2013, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to our initial continuous public offering.

Net Realized Gain on Investments

Our net realized gain on investments totaled $1,538 and $34 for the years ended December 31, 2014 and 2013, respectively. The increase in net realized gain on investments was primarily due to an increase in sales and paydown activity during the year ended December 31, 2014 compared to the year ended December 31, 2013. During the year December 31, 2014, we received sale proceeds and principal repayments of $94,182 and $50,310, respectively. During the year ended December 31, 2013, we received sale proceeds and principal repayments of $2,177 and $2,158, respectively.

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

 Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $8.71 and $9.22 on December 31, 2015 and 2014, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.7316 per share during the year ended December 31, 2015, and (iii) the assumed reinvestment of those distributions at 90% of the prevailing offering price per share, the total investment return was 2.13% for the entire twelve-month period ended December 31, 2015. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 6.72% and a cumulative total return of 21.87% through December 31, 2015 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 3.08% and a cumulative total return of 9.68% through December 31, 2015. Over the same time period the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, and the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, registered cumulative total returns of approximately 7.07% and 5.17%, respectively, during the period from December 17, 2012 to December 31,  2015. In addition, the annualized return for the S&P/LSTA Leveraged Loan Index and the BofA Merrill Lynch US High Yield Index was 2.27% and 1.67%, respectively, during the period from December 17, 2012 to December 31,  2015.

(1)     Cumulative performance: December 17, 2012 to December 31, 2015

The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds from our continuous public offerings and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a follow-on continuous public offering of shares of our common stock. Our initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. Our follow-on continuous public offering commenced on January 25, 2016. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, are at or above our net asset value per share.

We will sell our shares on a continuous basis at our latest public offering price of $9.40 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share. Therefore, persons who tender subscriptions for shares of our common stock in the offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock.

As of December 31, 2015, we sold 103,814,361 shares for net proceeds of $1,061,520 at an average price per share of $10.23. The net proceeds received include reinvested shareholder distributions of $45,426, for which we issued 4,867,992 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $7,582, for which we repurchased 811,460 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through December 31, 2015, sales commissions and dealer manager fees related to the sale of our common stock were $61,385 and $30,041, respectively.

As of March 9, 2016, we sold 104,245,959 shares of common stock for net proceeds of $1,065,102 at an average price per share of $10.22. The net proceeds received include reinvested shareholder distributions of $51,393, for which we issued 5,566,774 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $10,019, for which we repurchased 1,083,608 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through March 9, 2016, sales commissions and dealer manager fees related to the sale of our common stock were $61,399 and $30,043, respectively.

The net proceeds from our continuous offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of December 31, 2015 and 2014, we had $18,892 and $10,350 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Total Return Swap

For a detailed discussion of our TRS, refer to Note 7 to our consolidated financial statements included in this report.

East West Bank Credit Facility

On April 30, 2015, we entered into the EWB Credit Facility with EWB. On January 28, 2016, we entered into the first amendment to the EWB Credit Facility with EWB. The amended EWB Credit Facility provides for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions. As of December 31, 2015 and March 7, 2016, we had no outstanding borrowings under the EWB Credit Facility and the aggregate principal amount available in connection with the EWB Credit Facility was $37,357 and $40,000, respectively.

For a detailed discussion of our EWB Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

CĪON / Capitala Senior Loan Fund I, LLC

On June 24, 2015, we entered into a joint venture with Capitala Finance Corp., or Capitala, to create CCSLF. We have committed to provide an aggregate of up to $40,000 of equity to CCSLF. As of December 31, 2015 and March 11, 2016, our unfunded commitment to CCSLF was $40,000.

For a detailed discussion of CCSLF, refer to Note 6 to our consolidated financial statements included in this report.

RIC Status and Distributions

Our total investment portfolio includes loans and other securities on our consolidated balance sheets and loans underlying the TRS. Accordingly, we treat net interest and other income earned on all investments, including the loans underlying the TRS, as a component of investment company taxable income when determining our sources of distributions. The sources of our distributions for the years ended December 31, 2015 and 2014 were as follows:

	Years Ended December 31,
	2015				2014
	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage
Net investment income(1)	$24,762	$30,281	$55,043	96.1%	$6,020	$14,650	$20,670	84.2%
Capital gains from the sale of assets(2)	1,121	472	1,593	2.8%	1,538	2,339	3,877	15.8%
Distributions in excess of net investment income(3)	632	-	632	1.1%	-	-	-	-
Total	$26,515	$30,753	$57,268	100.0%	$7,558	$16,989	$24,547	100.0%

(1)	Distributions from net investment income includes expense support from IIG of $1,880 related to the year ended December 31, 2014.

(2)	For the year ended December 31, 2014, we had long-term capital gains of $162. We had no long-term capital gains for the year ended December 31, 2015.

(3)

Distributions in excess of net investment income represent certain expenses, which are not deductible on a tax-basis.  Unearned capital gains incentive fees and certain offering expenses reduce GAAP basis net investment income, but do not reduce tax basis net investment income. These tax-related adjustments represent additional net investment income available for distribution for tax purposes. See Note 14 for the sources of our cash distributions on a tax basis.

For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, to our consolidated financial statements included in this report.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standard Board, or the FASB, issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015 and early adoption is permitted. We do not expect the adoption of ASU 2015-02 to have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, which allows an entity to continue to present line of credit issuance costs as an asset, regardless of whether there are any outstanding borrowings on the line of credit.  This new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. ASU 2015-03 and ASU 2015-15 are to be applied retrospectively for each period presented. As our only debt issuance costs are associated with the EWB Credit Facility, we do not expect the adoption of ASU 2015-03 to have a significant impact on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), or ASU 2015-07, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  This new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. ASU 2015-07 is to be applied retrospectively for each period presented. We do not expect the adoption of ASU 2015-07 to have a significant impact on our consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, or GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, we also utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.

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

•         preliminary valuation conclusions are then documented and discussed with CIM’s valuation committee;

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

Given the expected types of investments, excluding short term investments that are classified as Level 1, management expects our portfolio holdings to be classified in Level 3. Due to the uncertainty inherent in the valuation process, particularly for Level 3 investments, such fair value estimates may differ significantly from the values that would have been used had an active market for the investments existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses that we ultimately realize on these investments to materially differ from the valuations currently assigned. Inputs used in the valuation process are subject to variability in the future and can result in materially different fair values.

For an additional discussion of our investment valuation process, refer to Note 2 to our consolidated financial statements included in this report.

Related Party Transactions

For a discussion of our relationship with related parties including CĪON Securities, CIM, ICON Capital, and IIG and amounts incurred under agreements with such related parties, refer to Note 4 to our consolidated financial statements included in this report.

Contractual Obligations

On December 17, 2012, Flatiron entered into a TRS with Citibank. Flatiron and Citibank have amended the TRS on numerous occasions including the most recent eleventh amendment on February 18, 2016. See Note 7 to our consolidated financial statements for a more detailed description of the TRS.

On April 30, 2015, we entered into the EWB Credit Facility with EWB, as amended on January 28, 2016. See “Financial Condition, Liquidity and Capital Resources - East West Bank Credit Facility” above for a more detailed description of the EWB Credit Facility.

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

Our investment portfolio may contain debt investments that are in the form of lines of credit, revolving credit facilities, or other unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreement. For further details on such debt investments, refer to Note 11 to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements except for those discussed in “Financial Condition, Liquidity and Capital Resources - Total Return Swap” and “Commitments and Contingencies and Off-Balance Sheet Arrangements - Commitments and Contingencies” above.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, 97.0% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

Under the terms of the TRS with Citibank, we pay fees to Citibank at a floating rate based primarily on LIBOR (and in limited cases the prime rate) in exchange for the right to receive the economic benefit of a pool of loans. Pursuant to the terms of the EWB Credit Facility, borrowings are at a floating rate based on the greater of 3.25% or the variable rate of interest per year announced by EWB as its prime rate, which was 3.50% at December 31, 2015. In addition, in the future we may seek to borrow funds long-term in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio and TRS Agreement in effect as of December 31, 2015:

Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 50 basis points	$3,346	3.7%
Current base interest rate	-	-
Up 100 basis points	(669)	(0.7%)
Up 200 basis points	5,553	6.1%
Up 300 basis points	11,776	12.9%

(1) Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities), which will not be less than zero, plus 1.35% per year on the full notional amount of the loans subject to the TRS. As of December 31, 2015, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden increases in interest rates. Approximately 6.2% of our portfolio investments and none of our underlying loans subject to the TRS paid fixed interest rates as of December 31, 2015. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CĪON Investment Corporation

We have audited the accompanying consolidated balance sheets of CĪON Investment Corporation (the Company), including the consolidated schedule of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2015 and 2014, by correspondence with the custodian and others, or by other appropriate auditing procedures where replies from others were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CĪON Investment Corporation at December 31, 2015 and 2014, the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

                                                                                                      /s/ Ernst & Young LLP

New York, New York

March 11, 2016

CĪON Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014

Assets

Investments, at fair value (amortized cost of $699,036 and $363,564, respectively)	$669,799	$361,914
Cash	39,741	9,474
Restricted cash	2,000	-
Due from counterparty(1)	226,316	128,388
Receivable for common stock purchased	5,459	1,459
Interest receivable on investments	5,973	2,184
Receivable due on investments sold	50	-
Receivable due on total return swap(1)	6,175	4,557
Prepaid expenses and other assets	243	125
Total assets	$955,756	$508,101

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$9,800	$4,106
Accounts payable and accrued expenses	692	515
Commissions payable for common stock purchased ($171 and $218 to CĪON Securities, LLC, respectively)	474	597
Accrued management fees	4,430	1,031
Accrued administrative services expense	617	570
Accrued recoupment of expense reimbursements from IIG(2)	480	-
Due to IIG - offering, organizational and other costs(3)	37	484
Unrealized depreciation on total return swap(1)	34,900	4,409
Total liabilities	51,430	11,712

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
103,814,361 and 53,818,629 shares issued and outstanding, respectively	104	54
Capital in excess of par value	968,359	502,394
Accumulated net unrealized depreciation on investments	(29,237)	(1,650)
Accumulated net unrealized depreciation on total return swap(1)	(34,900)	(4,409)
Total shareholders' equity	904,326	496,389

Total liabilities and shareholders' equity	$955,756	$508,101

Net asset value per share of common stock at end of period	$8.71	$9.22

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

CĪON Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Investment income
Interest income	$51,994	$17,314	$1,863
Fee and other income	815	399	-
Total investment income	52,809	17,713	1,863

Operating expenses
Management fees	14,827	6,132	923
Administrative services expense	1,900	1,792	1,159
Capital gains incentive fee(1)	-	(757)	753
Offering, organizational and other costs - IIG(2)	-	1,012	-
General and administrative(3)	6,248	4,272	3,038
Interest expense	405	-	-
Total operating expenses	23,380	12,451	5,873
Expense reimbursements from IIG(4)	-	(1,880)	(3,959)
Recoupment of expense reimbursements from IIG(4)	4,667	622	-
Net operating expenses	28,047	11,193	1,914
Net investment income (loss)	24,762	6,520	(51)

Realized and unrealized (losses) gains
Net realized gain on investments	1,121	1,538	34
Net change in unrealized (depreciation) appreciation on investments	(27,587)	(2,754)	1,094
Net realized gain on total return swap(5)	30,753	16,989	3,489
Net change in unrealized (depreciation) appreciation on total return swap(5)	(30,491)	(5,958)	1,536
Total net realized and unrealized (losses) gains	(26,204)	9,815	6,153

Net (decrease) increase in net assets resulting from operations	$(1,442)	$16,335	$6,102

Per share information—basic and diluted

Net (decrease) increase in net assets per share resulting from operations	$(0.02)	$0.49	$1.10

Weighted average shares of common stock outstanding	78,501,760	33,630,690	5,522,797

(1) See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.
(2) See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by IIG and its affiliates.
(3) See Note 10 for details of the Company’s general and administrative expenses.
(4) See Note 4 for a discussion of expense reimbursements from IIG and recoupment of expense reimbursements.
(5) See Note 7 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Changes in net assets from operations:
Net investment income (loss)	$24,762	$6,520	$(51)
Net realized gain on investments	1,121	1,538	34
Net change in unrealized (depreciation) appreciation on investments	(27,587)	(2,754)	1,094
Net realized gain on total return swap(1)	30,753	16,989	3,489
Net change in unrealized (depreciation) appreciation on total return swap(1)	(30,491)	(5,958)	1,536
Net (decrease) increase in net assets resulting from operations	(1,442)	16,335	6,102
Changes in net assets from shareholders' distributions:(2)
Net investment income	(24,762)	(6,020)	-
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(30,281)	(14,650)	(1,130)
Net gain on TRS loan sales	(472)	(2,339)	(2,359)
Net realized gain on investments	(1,121)	(1,538)	(34)
Distributions in excess of net investment income(3)	(632)	-	(451)
Net decrease in net assets from shareholders' distributions	(57,268)	(24,547)	(3,974)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $43,746, $33,965, and $13,578, respectively	443,858	346,518	137,372
Reinvestment of shareholders' distributions	29,886	13,997	1,543
Repurchase of common stock	(7,097)	(485)	-
Amortization of deferred offering expenses	-	-	(959)
Net increase in net assets resulting from capital share transactions	466,647	360,030	137,956

Total increase in net assets	407,937	351,818	140,084
Net assets at beginning of period	496,389	144,571	4,487
Net assets at end of period	$904,326	$496,389	$144,571

Net asset value per share of common stock at end of period	$8.71	$9.22	$9.32
Shares of common stock outstanding at end of period	103,814,361	53,818,629	15,510,178

Distributions in excess of net investment income at end of period(3)	$-	$-	$(500)

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)

This table presents changes in net assets from shareholders' distributions on a GAAP basis.  See Note 5 for a discussion of the sources of distributions paid by the Company and Note 14 for the sources of distributions paid by the Company on a tax basis.

(3)

Distributions in excess of net investment income represent certain expenses, which are not deductible on a tax-basis. Unearned capital gains incentive fees and certain offering expenses reduce GAAP basis net investment income, but do not reduce tax basis net investment income. These tax-related adjustments represent additional net investment income available for distribution for tax purposes.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net (decrease) increase in net assets resulting from operations	$(1,442)	$16,335	$6,102
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(1,025)	(395)	(30)
Proceeds from principal repayment of investments	41,828	50,310	2,158
Purchase of investments	(438,217)	(403,742)	(94,332)
(Increase) decrease in short term investments, net	(8,542)	1,034	(9,566)
Proceeds from sale of investments	71,605	94,182	2,177
Net realized gain on investments	(1,121)	(1,538)	(34)
Net unrealized depreciation (appreciation) on investments	27,587	2,754	(1,094)
Net unrealized depreciation (appreciation) on total return swap(1)	30,491	5,958	(1,536)
Amortization of deferred financing costs	186	-	-
(Increase) decrease in due from counterparty(1)	(97,928)	(87,684)	(39,975)
(Increase) decrease in reimbursements from IIG, net(2)	-	545	(519)
(Increase) decrease in interest receivable on investments	(3,789)	(1,769)	(415)
(Increase) decrease in receivable due on investments sold	(50)	535	(535)
(Increase) decrease in receivable due on total return swap(1)	(1,618)	(2,755)	(1,802)
(Increase) decrease in prepaid expenses and other assets	(26)	(26)	7
Increase (decrease) in payable for investments purchased	5,694	644	2,472
Increase (decrease) in accounts payable and accrued expenses	177	(94)	552
Increase (decrease) in accrued management fees	3,399	1,031	-
Increase (decrease) in accrued administrative services expense	47	570	-
Increase (decrease) in due to IIG - offering, organizational and other costs(3)	(447)	(66)	550
Increase (decrease) in accrued recoupment of expense reimbursements from IIG(2)	480	-	-
Increase (decrease) in accrued capital gains incentive fee	-	(530)	530
Net cash used in operating activities	(372,711)	(324,701)	(135,290)

Financing activities:
Gross proceeds from issuance of common stock	483,604	379,024	150,950
Commissions and dealer manager fees paid	(43,869)	(33,368)	(13,601)
Repurchase of common stock	(7,097)	(485)	-
Shareholders' distributions paid(4)	(27,382)	(11,446)	(1,536)
Borrowings under revolving credit facility	32,000	-	-
Repayment of revolving credit facility	(32,000)	-	-
Repayment of financing arrangement	-	-	(73)
Increase in restricted cash	(2,000)	-	-
Deferred financing costs paid	(278)	-	-
Net cash provided by financing activities	402,978	333,725	135,740

Net increase in cash	30,267	9,024	450
Cash, beginning of period	9,474	450	-
Cash, end of period	$39,741	$9,474	$450

Supplemental non-cash financing activities:
Cash paid for interest	$219	$-	$-
Deferred offering expenses charged to shareholders' equity	$-	$-	$959
Reinvestment of shareholders' distributions	$29,886	$13,997	$1,543
Shareholders' distributions payable	$-	$-	$896

(1) See Note 7 for a discussion of the Company’s total return swap agreement.
(2)	See Note 4 for a discussion of expense reimbursements from IIG and recoupment of expense reimbursements.
(3)	See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by IIG and its affiliates.
(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2015

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Senior Secured First Lien Debt - 11.5%
Accruent, LLC, L+625, 1.00% LIBOR Floor, 11/25/2019	3 Month LIBOR	High Tech Industries	$2,962	$2,957	$2,933
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019(d)	3 Month LIBOR	High Tech Industries	8,583	8,548	8,497
F+W Media, Inc., L+725, 1.25% LIBOR Floor, 6/30/2019	3 Month LIBOR	Media: Diversified & Production	10,414	10,090	10,153
Ignite Restaurant Group, Inc., L+700, 1.00% LIBOR Floor, 2/13/2019	3 Month LIBOR	Beverage, Food & Tobacco	11,639	11,510	11,522
Infogroup Inc., L+550, 1.50% LIBOR Floor, 5/26/2018	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,743	15,242	14,956
Intertain Group Ltd., L+650, 1.00% LIBOR Floor, 4/8/2022(g)	3 Month LIBOR	Hotel, Gaming & Leisure	1,993	1,956	1,963
Nathan's Famous Inc., 10.00%, 3/15/2020(g)	None	Beverage, Food & Tobacco	6,000	6,000	6,248
Panda Sherman Power, LLC, L+750, 1.50% LIBOR Floor, 9/14/2018	3 Month LIBOR	Energy: Electricity	4,243	4,215	3,840
Plano Molding Company, LLC, L+600, 1.00% LIBOR Floor, 5/12/2021	3 Month LIBOR	Consumer Goods: Non-Durable	10,945	10,842	10,726
Smile Brands Group, Inc., L+775, 1.25% LIBOR Floor, 8/16/2019(l)	3 Month LIBOR	Healthcare & Pharmaceuticals	3,678	3,623	2,630
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	3 Month LIBOR	Energy: Oil & Gas	7,381	6,785	6,274
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/10/2018(d)	3 Month LIBOR	Hotel, Gaming & Leisure	18,625	18,538	18,625
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	3,310	3,273	3,248
US Joiner Holding Company, L+600, 1.00% LIBOR Floor, 4/16/2020	3 Month LIBOR	Capital Equipment	2,598	2,568	2,572
Total Senior Secured First Lien Debt				106,147	104,187
Senior Secured Second Lien Debt - 50.2%
ABG Intermediate Holdings 2 LLC, L+850, 1.00% LIBOR Floor, 5/27/2022(d)	3 Month LIBOR	Retail	8,788	8,721	8,623
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022	3 Month LIBOR	Services: Business	16,030	15,382	15,629
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,174	9,671
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2021	3 Month LIBOR	Construction & Building	3,700	3,669	3,672
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,075	3,104	3,052
Blue Ribbon, LLC, L+825, 1.00% LIBOR Floor, 11/13/2022(k)	3 Month LIBOR	Beverage, Food & Tobacco	18,000	17,846	17,640
C.H.I. Overhead Doors, Inc., L+775, 1.00% LIBOR Floor, 7/31/2023	3 Month LIBOR	Construction & Building	7,000	6,965	6,580
Concentra Inc., L+800, 1.00% LIBOR Floor, 6/1/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	5,714	5,659	5,657
Deltek, Inc., L+850, 1.00% LIBOR Floor, 6/26/2023	3 Month LIBOR	Services: Business	11,245	11,080	11,105
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,452	9,120
EISI LLC, L+850, 1.00% LIBOR Floor, 9/23/2020(k)	3 Month LIBOR	High Tech Industries	20,000	19,709	19,400
Elements Behavioral Health, Inc., L+1075, 1.00% LIBOR Floor, 2/11/2020(l)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,018	4,978	4,918
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022(g)	3 Month LIBOR	Environmental Industries	3,000	2,974	2,850
Flexera Software LLC, L+700, 1.00% LIBOR Floor, 4/2/2021	3 Month LIBOR	High Tech Industries	9,385	9,081	8,834
GCA Services Group, Inc., L+800, 1.25% LIBOR Floor, 11/1/2020	3 Month LIBOR	Services: Consumer	3,361	3,353	3,319
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022	1 Month LIBOR	Services: Business	11,410	11,331	10,754
Global Tel*Link Corp., L+775, 1.25% LIBOR Floor, 11/23/2020	3 Month LIBOR	Telecommunications	9,500	9,486	6,650
GTCR Valor Companies, Inc., L+850, 1.00% LIBOR Floor, 11/30/2021	3 Month LIBOR	High Tech Industries	5,000	4,960	4,806
Hilex Poly Co. LLC, L+875, 1.00% LIBOR Floor, 6/5/2022	3 Month LIBOR	Containers, Packaging & Glass	12,409	12,176	11,851
Infiltrator Water Technologies, LLC, L+875, 1.00% LIBOR Floor, 5/26/2023	3 Month LIBOR	Construction & Building	13,916	13,714	13,847
Institutional Shareholder Services Inc., L+750, 1.00% LIBOR Floor, 4/30/2022	3 Month LIBOR	Services: Business	7,860	7,777	7,506
Landslide Holdings, Inc., L+725, 1.00% LIBOR Floor, 2/25/2021	3 Month LIBOR	Services: Business	9,830	9,826	9,044
Lanyon Solutions, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	High Tech Industries	2,273	2,264	2,103
Learfield Communications, Inc., L+775, 1.00% LIBOR Floor, 10/9/2021	3 Month LIBOR	Media: Broadcasting & Subscription	1,350	1,339	1,343
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	3 Month LIBOR	Services: Business	3,380	3,319	3,076
Mitchell International, Inc., L+750, 1.00% LIBOR Floor, 10/11/2021	3 Month LIBOR	High Tech Industries	7,509	7,491	7,190
MSC.Software Corp., L+750, 1.00% LIBOR Floor, 5/29/2021	3 Month LIBOR	High Tech Industries	15,000	14,801	13,200
Navex Global, Inc., L+875, 1.00% LIBOR Floor, 11/18/2022(k)	3 Month LIBOR	High Tech Industries	16,245	16,006	15,757
Onex TSG Holdings II Corp., L+850, 1.00% LIBOR Floor, 7/31/2023	1 Month LIBOR	Healthcare & Pharmaceuticals	12,249	12,129	12,187
Patterson Medical Supply, Inc., L+775, 1.00% LIBOR Floor, 8/28/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,370	13,230
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	3,469	3,481	3,304
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	1 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,707	14,737
Pike Corp., L+850, 1.00% LIBOR Floor, 6/22/2022	3 Month LIBOR	Energy: Electricity	10,000	9,843	9,837
PODS, LLC, L+825, 1.00% LIBOR Floor, 2/2/2023	3 Month LIBOR	Services: Consumer	9,984	9,927	9,835
PSC Industrial Holdings Corp., L+825, 1.00% LIBOR Floor, 12/5/2021	3 Month LIBOR	Services: Business	10,000	9,824	9,450
RP Crown Parent, LLC, L+1000, 1.25% LIBOR Floor, 12/21/2019	3 Month LIBOR	High Tech Industries	5,000	4,746	4,128

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2015

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	4,500	4,476	2,498
SI Organization, Inc., L+800, 1.00% LIBOR Floor, 5/23/2020	3 Month LIBOR	Services: Business	1,511	1,499	1,473
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021	3 Month LIBOR	Hotel, Gaming & Leisure	6,220	6,220	6,251
Sterling Midco Holdings, Inc., L+775, 1.00% LIBOR Floor, 6/19/2023	3 Month LIBOR	Services: Business	10,462	10,430	10,383
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023	3 Month LIBOR	Services: Business	10,000	9,855	9,600
Surgery Center Holdings, Inc., L+750, 1.00% LIBOR Floor, 11/3/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	6,037	6,050	5,675
Survey Sampling International, LLC, L+900, 1.00% LIBOR Floor, 12/16/2021	3 Month LIBOR	Services: Business	15,000	14,729	14,700
TASC, Inc., 12.00%, 5/23/2021(g)	None	Services: Business	7,332	7,121	7,442
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	1,606	1,566	1,566
TMK Hawk Parent, Corp., L+750, 1.00% LIBOR Floor, 10/1/2022(k)	3 Month LIBOR	Beverage, Food & Tobacco	15,000	14,865	14,850
TransFirst Inc., L+800, 1.00% LIBOR Floor, 11/11/2022	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,368	14,309	14,081
U.S. Renal Care, Inc., L+800, 1.00% LIBOR Floor, 12/29/2023(h)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,800	9,825
Vestcom International, Inc., L+775, 1.00% LIBOR Floor, 9/30/2022(k)	3 Month LIBOR	Services: Business	15,000	14,935	14,250
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022	3 Month LIBOR	Automotive	16,000	15,875	15,160
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,505	12,054
Total Senior Secured Second Lien Debt				468,899	453,713
Collateralized Securities and Structured Products - Debt - 4.6%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	2,000	2,029	1,940
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	610	618	592
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(g)	3 Month LIBOR	Diversified Financials	5,400	5,400	5,238
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(g)	3 Month LIBOR	Diversified Financials	15,500	15,500	15,190
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(f)(g)	3 Month LIBOR	Diversified Financials	5,000	4,568	3,950
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,000	1,869	1,673
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,500	2,326	2,031
JPMorgan Chase Bank, N.A. Credit Linked Note, L+1225, 12/20/2021(g)	3 Month LIBOR	Diversified Financials	5,000	5,000	4,940
NXT Capital CLO 2014-1, LLC Class E Notes, L+550, 4/23/2026(f)(g)	3 Month LIBOR	Diversified Financials	7,500	7,051	6,109
Total Collateralized Securities and Structured Products - Debt				44,361	41,663
Collateralized Securities and Structured Products - Equity - 2.7%
Anchorage Capital CLO 2012-1, Ltd. Subordinated Notes, 16.00% Estimated Yield, 1/13/2025(g)	(e)	Diversified Financials	4,000	3,209	2,480
APIDOS CLO XVI Subordinated Notes, 16.00% Estimated Yield, 1/19/2025(g)	(e)	Diversified Financials	9,000	5,238	3,578
CENT CLO 19 Ltd. Subordinated Notes, 16.00% Estimated Yield, 10/29/2025(g)	(e)	Diversified Financials	2,000	1,407	1,055
Dryden XXIII Senior Loan Fund Subordinated Notes, 16.00% Estimated Yield, 7/17/2023(g)	(e)	Diversified Financials	9,250	5,740	4,077
Galaxy XV CLO Ltd. Class A Subordinated Notes, 16.00% Estimated Yield, 4/15/2025(g)	(e)	Diversified Financials	4,000	2,626	2,178
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 17.00% Estimated Yield, 10/20/2025(g)	(e)	Diversified Financials	2,000	1,798	1,416
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 17.00% Estimated Yield, 10/18/2025(g)	(e)	Diversified Financials	8,146	6,931	6,202
Ivy Hill Middle Market Credit Fund X, Ltd. Subordinated Notes, 17.00% Estimated Yield, 7/24/2027(g)	(e)	Diversified Financials	4,760	4,235	3,618
Total Collateralized Securities and Structured Products - Equity				31,184	24,604
Unsecured Debt - 3.0%
Alliant Holdings I, L.P., 8.25%, 8/1/2023	None	Banking, Finance, Insurance & Real Estate	7,255	7,238	6,856
American Tire Distributors, Inc., 10.25%, 3/1/2022	None	Automotive	5,000	4,852	4,606
NFP Corp., 9.00%, 7/15/2021	None	Banking, Finance, Insurance & Real Estate	9,000	8,958	8,235
Radio One, Inc., 9.25%, 2/15/2020	None	Media: Broadcasting & Subscription	9,000	8,505	7,043
Total Unsecured Debt				29,553	26,740

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2015

(in thousands)

		Amortized Cost	Fair Value
Short Term Investments - 2.1%(i)
First American Treasury Obligations Fund, Class Z Shares(j)		18,892	18,892
Total Short Term Investments		18,892	18,892
TOTAL INVESTMENTS - 74.1%		$699,036	$669,799
OTHER ASSETS IN EXCESS OF LIABILITIES - 25.9%			$234,527
NET ASSETS - 100%			$904,326
TOTAL RETURN SWAP - (3.9)%	Notional Amount		Unrealized Depreciation
Citibank TRS Facility (see Note 7)	$718,025		$(34,900)

(a)

All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note (g) below. Except for CĪON / Capitala Senior Loan Fund I, LLC, the Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio. Unless specifically identified, investments do not contain a paid-in-kind, or PIK, interest provision.

(b)

The 1 and 3 month London Interbank Offered Rate, or LIBOR, rates were 0.43% and 0.61%, respectively, as of December 31, 2015.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2015, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2015.

(c)	Fair value determined by the Company’s board of directors (see Note 9).

(d)

As discussed in Note 11, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,207, $1,069, and $1,128 as of December 31, 2015 and March 11, 2016 to ECI Acquisition Holdings, Inc., Studio Movie Grill Holdings, LLC, and ABG Intermediate Holdings 2 LLC, respectively.

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

(f)

Great Lakes CLO 2014-1 Class E Notes, Ivy Hill Middle Market Credit Fund VII Class E Notes and NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of December 31, 2015. JFIN CLO 2014 Class E Notes were rated BB on S&P's credit scale as of December 31, 2015.

(g)

The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2015, 90.0% of the Company’s total assets represented qualifying assets. In addition, as described in Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 87.2% of the Company’s total assets represented qualifying assets as of December 31, 2015.

(h)	Position or portion thereof unsettled as of December 31, 2015.

(i)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(j)	Effective yield as of December 31, 2015 was <0.01%.

(k)	Security or a portion thereof was pledged as collateral supporting the amounts outstanding, if any, under the revolving credit facility with East West Bank as of December 31, 2015.

(l)

For the year ended December 31, 2015, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

			Interest Rate			Interest Amount
	Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	All-in-Rate
	Elements Behavioral Health, Inc.(m)	Senior Secured Second Lien Debt	9.75%	2.00%	11.75%	$495	$32	$527
	Smile Brands Group, Inc.	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$328	$11	$339

(m)

Subsequent to December 31, 2015, Elements Behavioral Health, Inc. notified the Company that it would not make its scheduled interest payment due on February 12, 2016. As a result, the Company entered into a new Forbearance Agreement and Eighth Amendment to Second Lien Credit Agreement, which, among other things, modified the interest rate to LIBOR plus 12% and specified that all interest shall be paid-in-kind on each interest payment date through the earlier of the forbearance period termination or September 30, 2016. The investment has not been placed on non-accrual status as the Company believes that all principal and interest is likely to be collected.

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

CĪON Investment Corporation

Consolidated Schedule of Investments

December 31, 2014

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Collateralized Securities and Structured Products- Debt - 5.6%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	2,000	2,035	1,999
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	610	620	610
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(g)	3 Month LIBOR	Diversified Financials	5,400	5,400	5,400
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(f)(g)	3 Month LIBOR	Diversified Financials	5,000	4,522	4,325
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,000	1,860	1,815
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,500	2,308	2,168
JPMorgan Chase Bank, N.A. Credit Linked Note, L+1,225, 12/20/2021(g)	3 Month LIBOR	Diversified Financials	5,000	5,000	5,048
NXT Capital CLO 2014-1, LLC, Class E Notes, L+550, 4/23/2026(f)(g)	3 Month LIBOR	Diversified Financials	7,500	7,007	6,600
Total Collateralized Securities and Structured Products- Debt				28,752	27,965
Collateralized Securities and Structured Products- Equity - 1.8%
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 14% Estimated Yield, 10/18/2025(g)	(e)	Diversified Financials	8,146	7,427	7,413
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 14% Estimated Yield, 10/20/2025(g)	(e)	Diversified Financials	2,000	1,902	1,724
Total Collateralized Securities and Structured Products- Equity				9,329	9,137
Short Term Investments - 2.1%(i)
First American Treasury Obligations Fund, Class Z Shares(j)			10,350	10,350	10,350
Total Short Term Investments				10,350	10,350
TOTAL INVESTMENTS - 72.9%				$363,564	$361,914
OTHER ASSETS IN EXCESS OF LIABILITIES - 27.1%					$134,475
NET ASSETS - 100%					$496,389

TOTAL RETURN SWAP - (0.9%)			Notional Amount		Unrealized Depreciation
Citibank TRS Facility (see Note 7)			$431,979		$(4,409)

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

December 31, 2015

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

The Company is managed by CĪON Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. The Company and CIM have engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, LLC, or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.  On December 7, 2015, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment sub-advisory agreement with AIM for a period of twelve months commencing December 17, 2015.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the accounts of the Company and its wholly owned subsidiaries.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. The Company does not consolidate its interest in CĪON / Capitala Senior Loan Fund I, LLC, or CCSLF. See Note 6 for a description of the Company’s investment in CCSLF.

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

Short Term Investments

Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $18,892 and $10,350 of such investments at December 31, 2015 and 2014, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.

Offering, Organizational and Other Pre-Effective Costs

Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statements in connection with the continuous public offerings of the Company’s shares. Certain offering costs were funded by IIG and its affiliates and there was no liability for these offering costs to the Company until IIG and its affiliates submitted such costs for reimbursement. Upon meeting the minimum offering requirement on December 17, 2012, the Company incurred and capitalized offering costs of $1,000 that were submitted for reimbursement by IIG (see Note 4). These costs were fully amortized over a twelve month period as an adjustment to capital in excess of par value. The remaining offering costs funded by IIG and its affiliates were incurred when IIG and its affiliates submitted such costs for reimbursement during the year ended December 31, 2014.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

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

The following table summarizes offering, organizational and other costs incurred by IIG and by the Company from January 31, 2012 (Inception) through December 31, 2015:

	Offering, Organizational and Other Costs Incurred by IIG
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(4)	Total
Year Ended
December 31, 2012(1)	$192	$1,620	$200	$2,012
December 31, 2013	-	-	-	-
December 31, 2014	-	-	-	-
December 31, 2015	-	-	-	-
Total	192	1,620	200	2,012
Costs submitted for reimbursement by IIG(2)	(192)	(1,620)	(200)	(2,012)
Total Unreimbursed Costs at December 31, 2015	$-	$-	$-	$-

	Offering, Organizational and Other Costs Incurred by the Company(3)
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(4)	Total
Year Ended
December 31, 2012(1)	$-	$30	$-	$30
December 31, 2013	-	1,787	-	1,787
December 31, 2014	-	2,026	-	2,026
December 31, 2015		2,397		2,397
Total	-	6,240	-	6,240
Costs reimbursed by the Company(2)	192	1,620	200	2,012
Total Costs Incurred by the Company	$192	$7,860	$200	$8,252

Costs paid as of December 31, 2015	$192	$7,771	$200	$8,163
Costs accrued as of December 31, 2015(5)	-	89	-	89
Total Costs Incurred by the Company	$192	$7,860	$200	$8,252

(1)

IIG incurred all offering, organizational and other costs prior to the commencement of operations on December 17, 2012. Subsequent to the commencement of operations, the Company incurred all offering and organizational costs and such costs, including reimbursement of costs originally incurred by IIG, will not exceed 1.5% of the actual gross proceeds raised from the offerings. See Note 4 for actual gross proceeds raised from the offerings and the amount of offering and organizational costs that can be paid by the Company.

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

(5)

Of this amount, $37 is presented as Due to IIG - offering, organizational and other costs and the remainder is included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2015

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

Income Taxes

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

Book/tax differences relating to permanent differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP (see Note 14).

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

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

December 31, 2015

(in thousands, except share and per share amounts)

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

The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash.

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

December 31, 2015

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

CIM has not taken any incentive fees with respect to the Company’s TRS to date. For purposes of computing the capital gains incentive fee, CIM will become entitled to a capital gains incentive fee only upon the termination or disposition of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS will be realized. Any net unrealized gains on the TRS are reflected in total assets on the Company’s consolidated balance sheets and included in the computation of the base management fee. Any net unrealized losses on the TRS are reflected in total liabilities on the Company’s consolidated balance sheets and excluded in the computation of the base management fee.

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

Net (Decrease) Increase in Net Assets per Share

Net (decrease) increase in net assets per share is calculated based upon the daily weighted average number of shares of common stock outstanding during the reporting period.

Distributions

Distributions to shareholders are recorded as of the record date. The amount to be paid as a distribution is determined by the board of directors on a monthly basis. Net realized capital gains, if any, are distributed at least annually.

Note 3. Share Transactions

The Company’s initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015.

The following table summarizes transactions with respect to shares of the Company’s common stock during the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	47,539,457	$487,604	36,871,074	$380,483	14,846,960	$150,950
Reinvestment of distributions	3,216,195	29,886	1,488,917	13,997	162,880	1,543
Total gross shares/proceeds	50,755,652	517,490	38,359,991	394,480	15,009,840	152,493
Sales commissions and dealer manager fees	-	(43,746)	-	(33,965)	-	(13,578)
Net shares/proceeds	50,755,652	473,744	38,359,991	360,515	15,009,840	138,915
Share repurchase program	(759,920)	(7,097)	(51,540)	(485)	-	-
Net shares/proceeds from share transactions	49,995,732	$466,647	38,308,451	$360,030	15,009,840	$138,915

During the years ended December 31, 2015, 2014, and 2013, the Company sold 50,755,652, 38,359,991, and 15,009,840 shares, respectively, at an average price per share of $10.20, $10.28 and $10.16, respectively.

As of December 31, 2015, the Company sold 103,814,361 shares of common stock for net proceeds of $1,061,520 at an average price per share of $10.23. The net proceeds include gross proceeds received from reinvested shareholder distributions of $45,426, for which the Company issued 4,867,992 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $7,582, for which the Company repurchased 811,460 shares of common stock.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

The Company’s follow-on continuous public offering commenced on January 25, 2016.

During the period from January 1, 2016 to March 9, 2016, the Company sold 431,598 shares of common stock for net proceeds of $3,582 at an average price per share of $8.30. The net proceeds include gross proceeds received from reinvested shareholder distributions of $5,967, for which the Company issued 698,782 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $2,437, for which the Company repurchased 272,148 shares of common stock.

Since commencing its initial continuous public offering on July 2, 2012 and through March 9, 2016, the Company sold 104,245,959 shares of common stock for net proceeds of $1,065,102 at an average price per share of $10.22. The net proceeds include gross proceeds received from reinvested shareholder distributions of $51,393, for which the Company issued 5,566,774 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $10,019, for which the Company repurchased 1,083,608 shares of common stock.

On December 28, 2012, January 31, 2013, March 14, 2013, May 15, 2013, August 15, 2013, and February 4, 2014, the Company’s board of directors increased the public offering price per share of common stock under the Company’s initial offering to $10.04, $10.13, $10.19, $10.24, $10.32 and $10.45, respectively, to ensure that the associated offering price per share, net of sales commissions and dealer manager fees, equaled or exceeded the net asset value per share on each subsequent subscription closing date and distribution reinvestment date. On October 6, 2015, November 24, 2015, December 22, 2015, and March 8, 2016, certain of the Company’s directors reduced the public offering price per share to $10.20, $10.05, $9.95, and $9.40, respectively, due to a decline in the Company’s net asset value per share to an amount more than 2.5% below the Company’s then-current net offering price.

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

The Company limits the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the issuance of shares pursuant to its fourth amended and restated distribution reinvestment plan. At the discretion of the Company’s board of directors, it may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. In addition, the Company limits the number of shares to be repurchased in any calendar year to 15% of the weighted average number of shares outstanding in the prior calendar year, or 3.75% in each quarter, though the actual number of shares that it offers to repurchase may be less in light of the limitations noted above. The Company offers to repurchase such shares at a price equal to 90% of the offering price in effect on each date of repurchase.

On November 2, 2015, the Company amended the terms of the quarterly share repurchase program, effective as of the Company’s quarterly repurchase offer for the fourth quarter of 2015, which commenced in November 2015 and was completed in January 2016. Under the amended share repurchase program, the Company offered to repurchase shares of common stock at a price per share of $8.96, which was (i) not less than the net asset value per share immediately prior to January 4, 2016 and (ii) not more than 2.5% greater than the net asset value per share as of such date.

On January 22, 2016, the Company further amended the terms of the quarterly share repurchase program, effective as of the Company’s quarterly repurchase offer for the first quarter of 2016, which commenced in February 2016 and will be completed in April 2016. Under the further amended share repurchase program, the Company will offer to repurchase shares of common stock at a price equal to 90% of the public offering price in effect on each date of repurchase.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

The following table summarizes the share repurchases completed during the years ended December 31, 2015 and 2014:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2014
March 31, 2014	-	-	-	$-	$-
June 30, 2014	April 2, 2014	4,881	100%	9.41	46
September 30, 2014	July 2, 2014	15,611	100%	9.41	147
December 31, 2014	October 1, 2014	31,048	100%	9.41	292
Total share repurchases during the year ended December 31, 2014		51,540			$485

2015
March 31, 2015	January 7, 2015	48,947	100%	$9.41	$460
June 30, 2015	April 1, 2015	42,288	100%	9.41	398
September 30, 2015	July 1, 2015	449,538	100%	9.41	4,228
December 31, 2015	October 7, 2015	219,147	100%	9.18	2,011
Total share repurchases during the year ended December 31, 2015		759,920			$7,097

Note 4. Transactions with Related Parties

For the years ended December 31, 2015, 2014 and 2013, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2015	2014(3)	2013(4)
CĪON Securities, LLC	Dealer manager	Dealer manager fees(1)	$14,440	$11,172	$4,386
CIM	Investment adviser	Management fees(2)	14,827	6,132	923
CIM	Investment adviser	Incentive fees(2)	-	(757)	753
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	1,900	1,792	1,159
IIG	Sponsor	Reimbursement of offering, organizational and other costs(2)	-	1,012	-
IIG	Sponsor	Recoupment of expense support(2)	4,667	622	-
			$35,834	$19,973	$7,221

(1)	Amounts charged directly to equity.
(2)	Amounts charged directly to operations.
(3)

For the year ended December 31, 2014, IIG provided expense support of $1,880 pursuant to the expense support and conditional reimbursement agreement. Of this amount, $2,106 related to management fees, $1 related to administrative services expense and ($227) related to the reversal of expense support previously applied to incentive fees.

(4)

For the year ended December 31, 2013, IIG provided expense support of $3,959 pursuant to the expense support and conditional reimbursement agreement. Of this amount, $923 related to management fees, $983 related to administrative services expense and $223 related to incentive fees.

The Company has entered into certain agreements with CIM’s affiliate, CĪON Securities, LLC, formerly known as ICON Securities, LLC, or CĪON Securities, whereby the Company pays certain fees and reimbursements. CĪON Securities is entitled to receive a 3% dealer manager fee from gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 and through March 9, 2016, the Company paid or accrued sales commissions of $61,399 to the selling dealers and dealer manager fees of $30,043 to CĪON Securities.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

The Company has entered into an investment advisory agreement with CIM. On December 7, 2015, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2015.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is described in Note 2.  Refer to Note 7 for a discussion of CIM’s entitlement to receive incentive fees and accrual of the incentive fee on capital gains with respect to the TRS.

The Company accrues the capital gains incentive fee based on net realized gains and unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the years ended December 31, 2014 and 2013, capital gains incentive fees were ($757) and $753, respectively, of which ($530) and $526, respectively, related to the change in unrealized (depreciation) appreciation. As of and for the year ended December 31, 2015, the Company had no liability for and did not record any capital gains incentive fees.

With respect to the TRS, CIM will become entitled to receive a capital gains incentive fee only upon the termination or disposition of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS will be realized. See Note 2 and Note 7 for an additional discussion of CIM`s entitlement to receive payment of incentive fees and accrual of the incentive fee on capital gains with respect to the TRS.

The Company entered into an administration agreement with CIM’s affiliate, ICON Capital, LLC, or ICON Capital, pursuant to which ICON Capital furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. On December 7, 2015, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement for a period of twelve months commencing December 17, 2015. ICON Capital is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement will be for the lower of ICON Capital’s actual costs or the amount that the Company would be required to pay for comparable administrative services in the same geographic location. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital.

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offerings (without giving effect to any potential reimbursements from IIG and its affiliates). If the Company sells the maximum number of shares at its latest public offering price of $9.40 per share, the Company estimates that it may incur up to approximately $29,455 of expenses. Previously, the Company interpreted “raised” to mean all gross proceeds that the Company expected to raise through the completion of the offering of its shares, which could be as late as June 30, 2017, rather than actual gross proceeds raised through the date of reimbursement. Consistent with such application and since the Company believed it would raise at least $100,000 through the completion of the offering of its shares, upon commencement of operations on December 17, 2012, the Company issued 111,111 shares of the Company’s common stock at $9.00 per share to IIG in lieu of payment of $1,000 for offering and organizational costs submitted for reimbursement. The transactions satisfied an independent obligation of IIG to invest $1,000 in the Company’s shares. Through that date, the Company had raised gross proceeds from unaffiliated outside investors of $2,639 and from affiliated investors of $2,000, which, applying 1.5% of actual proceeds raised through the date of reimbursement, would have resulted in CIM being entitled to $70.

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

From inception through December 31, 2012, IIG and its affiliates incurred offering, organizational and other pre-effective costs of $2,012. Of these costs, $1,812 represented offering and organizational costs, all of which have been submitted to the Company for reimbursement. The Company paid $450 in October 2013, $550 in March 2014, $592 in May 2014, and $420 in March 2015.  No additional material offering, organizational or other pre-effective costs have been incurred by IIG or its affiliates subsequent to December 31, 2012.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of December 31, 2015, the Company raised gross offering proceeds of $1,023,676, of which it can pay up to $15,355 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through December 31, 2015, the Company paid $8,163 of such costs, leaving an additional $7,192 that can be paid. As of March 9, 2016, the Company raised gross offering proceeds of $1,023,728, of which it can pay up to $15,356 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through March 9, 2016, the Company paid $8,309 of such costs, leaving an additional $7,047 that can be paid.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to reimburse the Company for expenses in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. On December 13, 2013 and January 16, 2015, the Company and IIG amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from January 30, 2014 to January 30, 2015 and from January 30, 2015 to December 31, 2015, respectively. On December 16, 2015, the Company further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the agreement and extending the termination date from December 31, 2015 to December 31, 2016.  Commencing with the quarter beginning January 1, 2016, IIG and AIM each agrees to reimburse the Company for 50% of its expenses as described above.

For the year ended December 31, 2015, the Company did not receive any expense reimbursements from IIG. For the years ended December 31, 2014 and 2013, the total expense reimbursement from IIG, which funded distributions, was $1,880 and $3,959 respectively, relating to certain operating expenses. See Note 5 for additional information on the sources of the Company’s distributions.

Pursuant to the expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement (i) if expense reimbursement amounts funded by IIG exceed operating expenses incurred during any fiscal quarter, (ii) if the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to shareholders, and (iii) during any fiscal quarter occurring within three years of the date on which IIG funded such amount. Pursuant to the second amended and restated expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse IIG and AIM for any amounts funded by IIG and AIM under the same circumstances described above. The obligation to reimburse IIG and AIM for any expense support provided by IIG and AIM under such agreement is further conditioned by the following: (i) in the period in which reimbursement is sought, the ratio of operating expenses to average net assets, when considering the reimbursement, cannot exceed the ratio of operating expenses to average net assets for the period when the expense support was provided; (ii) in the period when reimbursement is sought, the annualized distribution rate cannot fall below the annualized distribution rate for the period when the expense support was provided; and (iii) the expense support can only be reimbursed within three years from the date the expense support was provided.

Reimbursement of such costs will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. During the years ended December 31, 2015 and 2014, the Company recorded obligations to repay expense reimbursements to IIG of $4,667 and $622, respectively. During the years ended December 31, 2015 and 2014, the Company repaid IIG for expense reimbursements of $4,187 and $622, respectively. During the year ended December 31, 2013, the Company did not repay or record an obligation to repay expense reimbursements to IIG. The Company may or may not be requested to reimburse any remaining costs in the future.

The Company, AIM, or IIG may terminate the second amended and restated expense support and conditional reimbursement agreement at any time. IIG and AIM have indicated that they expect to continue such reimbursements until they believe that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income. If the Company terminates the investment advisory agreement with CIM and/or the investment sub-advisory agreement with AIM, the Company may be required to repay IIG and AIM all reimbursements funded by IIG and AIM within three years of the date of termination. The specific amount of expenses reimbursed by IIG and AIM, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that IIG and AIM will reimburse any portion of the Company’s expenses in future quarters.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by the Company for each of the following three month periods.

Three Months Ended	Expense Support Received from IIG	Expense Support Reimbursed to IIG(4)	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$117	$117	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819	819	-	2.75%	7.00%	March 31, 2016
June 30, 2013	1,148	1,148	-	1.43%	7.00%	June 30, 2016
September 30, 2013	1,297	1,297	-	0.49%	7.00%	September 30, 2016
December 31, 2013	695	695	-	0.31%	7.00%	December 31, 2016
March 31, 2014	1,049	1,049	-	0.27%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.31%	7.00%	June 30, 2017
September 30, 2014	-	-	-	0.13%	7.00%	September 30, 2017
December 31, 2014	831	164	667	0.15%	7.00%	December 31, 2017
March 31, 2015	-	-	-	0.21%	7.00%	March 31, 2018
June 30, 2015	-	-	-	0.18%	7.00%	June 30, 2018
September 30, 2015	-	-	-	0.15%	7.00%	September 30, 2018
December 31, 2015	-	-	-	0.12%	7.00%	December 31, 2018
Total	$5,956	$5,289	$667

(1)

Operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense.

(2)	The Company did not declare any distributions during the three months ended December 31, 2012.

(3)

Annualized Distribution Rate equals the annualized rate of distributions paid to shareholders based on the amount of the regular cash distributions paid immediately prior to the date the expense support payment obligation was incurred by IIG. Annualized Distribution Rate does not include special cash or stock distributions paid to shareholders. Annualized Distribution Rate is calculated based on the maximum historical offering price at each record date.

(4)	As of December 31, 2015, $480 of reimbursed expense support was payable to IIG.

As of December 31, 2015 and 2014, the total net liability payable to CIM and its affiliates was $5,735 and $2,303, respectively, which primarily related to fees earned by CIM during the three months ended December 31, 2015 and 2014, respectively.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

Note 5. Distributions

The Company’s board of directors declared distributions for 52, 49 and 24 record dates during the years ended December 31, 2015, 2014 and 2013, respectively. Declared distributions are paid monthly.

The following table presents cash distributions per share that were declared during the years ended December 31, 2015, 2014 and 2013:

	Distributions
Three Months Ended	Per Share	Amount
2013
March 31, 2013 (six record dates)	$0.1769	$209
June 30, 2013 (six record dates)	0.1788	518
September 30, 2013 (six record dates)	0.1799	1,090
December 31, 2013 (six record dates)	0.1806	2,157
Total distributions for the year ended December 31, 2013	$0.7162	$3,974

2014
March 31, 2014 (nine record dates)	$0.1679	$3,315
June 30, 2014 (thirteen record dates)	0.1829	5,120
September 30, 2014 (fourteen record dates)	0.1969	7,396
December 31, 2014 (thirteen record dates)	0.1829	8,716
Total distributions for the year ended December 31, 2014	$0.7306	$24,547

2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
June 30, 2015 (thirteen record dates)	0.1829	13,223
September 30, 2015 (thirteen record dates)	0.1829	15,517
December 31, 2015 (thirteen record dates)	0.1829	17,761
Total distributions for the year ended December 31, 2015	$0.7316	$57,268

On December 15, 2015, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on January 27, 2016 to shareholders of record on January 5, January 12, January 19, and January 26, 2016.  On January 15, 2016, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on February 24, 2016 to shareholders of record on February 2, February 9, February 16, and February 23, 2016.  On February 16, 2016, the Company’s board of directors declared five weekly cash distributions of $0.014067 per share, payable on March 30, 2016 to shareholders of record on March 1, March 8, March 15, March 22, and March 29, 2016.

On February 1, 2014, the Company changed from semi-monthly closings to weekly closings for the sale of the Company’s shares pursuant to its initial continuous public offering. As result, the Company’s board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of common stock.

The Company has adopted an “opt in” distribution reinvestment plan for shareholders. As a result, if the Company makes a distribution, shareholders will receive distributions in cash unless they specifically “opt in” to the fourth amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

On November 2, 2015, the Company further amended and restated its distribution reinvestment plan pursuant to the third amended and restated distribution reinvestment plan, or the Third Amended DRIP. The Third Amended DRIP was effective as of, and first applied to the reinvestment of cash distributions paid on or after, the closing of the Company’s initial continuous public offering on December 31, 2015. Under the Third Amended DRIP, cash distributions to participating shareholders were reinvested in additional shares of common stock at a purchase price determined by the Company’s board of directors or a committee thereof, in its sole discretion, that was (i) not less than the net asset value per share determined in good faith by the board of directors or a committee thereof, in their sole discretion, immediately prior to the payment of the distribution, or the NAV Per Share, and (ii) not more than 2.5% greater than the NAV Per Share as of such date. The purchase price determined for the January and February 2016 reinvestment of cash distributions under the Third Amended DRIP was $8.63 and $8.45 per share, respectively.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

On January 22, 2016, the Company further amended and restated its distribution reinvestment plan pursuant to the fourth amended and restated distribution reinvestment plan, or the Fourth Amended DRIP.  The Fourth Amended DRIP became effective as of, and will first apply to the reinvestment of cash distributions paid on or after, the date on which the Company held the first weekly closing for the sale of shares of common stock of the Company in connection with its follow-on continuous public offering on March 9, 2016.  Under the Fourth Amended DRIP, cash distributions to participating shareholders will be reinvested in additional shares of common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance.

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from IIG and AIM, which are subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. Through December 31, 2014, a portion of the Company’s distributions resulted from expense reimbursements from IIG, and future distributions may result from expense reimbursements from IIG and AIM, each of which are subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or IIG and AIM continue to make such expense reimbursements. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive.  There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.  IIG and AIM have no obligation to provide expense reimbursements to the Company in future periods. For the years ended December 31, 2014 and 2013, if expense reimbursements from IIG were not supported, some or all of the distributions may have been a return of capital as reflected in Note 14.

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015			2014			2013
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income(1)	$0.3164	$24,762	43.2%	$0.1792	$6,020	24.5%	$-	$-	-
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.3868	30,281	52.9%	0.4360	14,650	59.7%	0.2037	1,130	28.4%
Net gain on TRS loan sales	0.0060	472	0.8%	0.0696	2,339	9.5%	0.4251	2,359	59.4%
Net realized gain on investments	0.0143	1,121	2.0%	0.0458	1,538	6.3%	0.0061	34	0.9%
Distributions in excess of net investment income(2)	0.0081	632	1.1%	-	-	-	0.0813	451	11.3%
Total distributions	$0.7316	$57,268	100.0%	$0.7306	$24,547	100.0%	$0.7162	$3,974	100.0%

(1)	Distributions from net investment income include expense support from IIG of $1,880 and $3,959 related to the years ended December 31, 2014 and 2013, respectively.

(2)

Distributions in excess of net investment income represent certain expenses, which are not deductible on a tax-basis.  Unearned capital gains incentive fees and certain offering expenses reduce GAAP basis net investment income, but do not reduce tax basis net investment income. These tax-related adjustments represent additional net investment income available for distribution for tax purposes. See Note 14 for the sources of the Company's cash distributions on a tax basis.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

Note 6. Investments

The composition of the Company’s investment portfolio as of December 31, 2015 and 2014 at amortized cost and fair value was as follows:

	December 31, 2015			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$106,147	$104,187	16.0%	$69,239	$69,204	19.7%
Senior secured second lien debt	468,899	453,713	69.7%	245,894	245,258	69.8%
Collateralized securities and structured products - debt	44,361	41,663	6.4%	28,752	27,965	8.0%
Collateralized securities and structured products - equity	31,184	24,604	3.8%	9,329	9,137	2.5%
Unsecured debt	29,553	26,740	4.1%	-	-	-
Subtotal/total percentage	680,144	650,907	100.0%	353,214	351,564	100.0%
Short term investments(2)	18,892	18,892		10,350	10,350
Total investments	$699,036	$669,799		$363,564	$361,914

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on the Company’s investments.
(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

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

The Company and Capitala have committed to provide an aggregate of up to $50,000 of equity to CCSLF, with the Company providing up to $40,000 and Capitala providing up to $10,000.  In addition, CCSLF intends to obtain third party asset-level financing. As of December 31, 2015, CCSLF held no assets and generated no net income and as a result, is not included on the Company’s consolidated schedule of investments as of December 31, 2015. If and when the Company and Capitala fund CCSLF with new investments, CCSLF will be presented as a controlled investment as defined by the 1940 Act. An investment is controlled under the 1940 Act when a company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the portfolio company's board representation.

The Company has determined that CCSLF is an investment company under ASC 946. However, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate CCSLF.

As of March 11, 2016, the Company’s unfunded commitment to CCSLF was $40,000.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$124,412	19.1%	$89,123	25.4%
High Tech Industries	86,848	13.3%	45,737	13.0%
Diversified Financials	66,267	10.2%	37,102	10.6%
Beverage, Food & Tobacco	62,314	9.6%	42,962	12.2%
Healthcare & Pharmaceuticals	54,122	8.3%	10,203	2.9%
Banking, Finance, Insurance & Real Estate	32,224	5.0%	7,867	2.2%
Chemicals, Plastics & Rubber	27,161	4.2%	9,107	2.6%
Hotel, Gaming & Leisure	26,839	4.1%	19,703	5.6%
Media: Advertising, Printing & Publishing	24,627	3.8%	20,235	5.8%
Construction & Building	24,099	3.7%	3,626	1.0%
Automotive	19,766	3.0%	14,123	4.0%
Consumer Goods: Non-Durable	13,974	2.1%	1,571	0.4%
Energy: Electricity	13,677	2.1%	5,932	1.7%
Services: Consumer	13,154	2.0%	792	0.2%
Containers, Packaging & Glass	11,851	1.8%	9,800	2.8%
Media: Diversified & Production	10,153	1.6%	6,298	1.8%
Media: Broadcasting & Subscription	9,952	1.5%	2,077	0.6%
Telecommunications	9,148	1.4%	13,813	3.9%
Retail	8,623	1.4%	-	-
Energy: Oil & Gas	6,274	1.0%	1,377	0.4%
Environmental Industries	2,850	0.4%	4,850	1.4%
Capital Equipment	2,572	0.4%	3,896	1.1%
Aerospace & Defense	-	-	1,370	0.4%
Subtotal/total percentage	650,907	100.0%	351,564	100.0%
Short term investments	18,892		10,350
Total investments	$669,799		$361,914

	December 31, 2015		December 31, 2014
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$581,756	89.4%	$314,540	89.4%
Cayman Islands	32,258	5.0%	17,445	5.0%
Germany	22,960	3.5%	8,009	2.3%
Netherlands	9,120	1.4%	4,975	1.4%
United Kingdom	2,850	0.4%	4,850	1.4%
Canada	1,963	0.3%	-	-
Switzerland	-	-	1,745	0.5%
Subtotal/total percentage	650,907	100.0%	351,564	100.0%
Short term investments	18,892		10,350
Total investments	$669,799		$361,914

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

As of December 31, 2015 and 2014, there were no delinquent investments or investments on non-accrual status.

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

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2015 and 2014, the Company’s unfunded commitments amounted to $43,404 and $23,112, respectively. As of March 11, 2016, the Company’s unfunded commitments amounted to $58,404.  Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

Note 7. Total Return Swap

On December 17, 2012, the Company, through its wholly-owned subsidiary, Flatiron Funding, LLC, or Flatiron, entered into a TRS with Citibank, N.A., or Citibank.  Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $150,000 to $225,000, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS to $275,000 effective February 18, 2014, to $325,000 effective April 30, 2014, to $375,000 effective July 30, 2014, to $475,000 effective September 5, 2014, to $600,000 effective January 20, 2015, and to $750,000 effective March 4, 2015. Effective October 2, 2015, Flatiron and Citibank amended the TRS to extend the termination or call date from December 17, 2015 to March 17, 2016 and to provide that the floating rate index specified for each loan included in the TRS will not be less than zero.  On December 22, 2015, Flatiron and Citibank further amended the TRS to reduce the ramp-down period from 90 days to 30 days prior to the termination date, which represents the period when reinvestment is no longer permitted under the terms of the TRS. Effective February 18, 2016, Flatiron and Citibank further amended the TRS to extend the termination or call date from March 17, 2016 to February 18, 2017, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.35% to 1.40% per year. The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to herein as the TRS Agreement.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of and interest payments from the assets underlying the TRS in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS typically offers lower financing costs than are offered through more traditional borrowing arrangements.

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

Each individual loan must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans be rated by Moody’s and S&P, be part of a loan facility of at least $125 million and have at least two bid quotations from a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Flatiron receives from Citibank all interest and fees payable in respect of the loans included in the TRS. Flatiron pays to Citibank interest at a rate equal to, in respect of each loan included in the TRS, the floating rate index specified for such loan, which will not be less than zero, plus 1.40% per year. In addition, upon the termination or repayment of any loan subject to the TRS, Flatiron will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

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

Citibank may terminate the TRS on or after February 18, 2017, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 80% of the maximum portfolio amount, multiplied by the spread over the floating index rate. The Company estimates the early termination fee would have been approximately $1,729 and $4,967 at December 31, 2015 and 2014, respectively. Flatiron may also be required to pay a minimum usage fee in connection with the TRS. As of December 31, 2015 and 2014, Flatiron owed Citibank a minimum usage fee of $4 and $16, respectively.

The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS are valued in the same manner as loans owned by the Company.  As of December 31, 2015 and 2014, the fair value of the TRS was ($34,900) and ($4,409), respectively. The fair value of the TRS is reflected as unrealized depreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized (depreciation) appreciation on total return swap. As of December 31, 2015 and 2014, Flatiron had selected 90 and 69 underlying loans with a total notional amount of $718,025 and $431,979, respectively. For the same periods, Flatiron posted $226,316 and $128,388 in cash collateral held by Citibank (of which only $187,802 and $116,564 was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. Receivable due on the TRS is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and fees and net gains on sales and principal repayments of underlying loans of the TRS. As of December 31, 2015 and 2014, the net receivable on the TRS consisted of the following:

	As of December 31,
	2015	2014
Interest and other income from TRS portfolio	$8,882	$5,656
Interest and other expense from TRS portfolio	(2,309)	(1,318)
Net gain on TRS loan sales	(398)	219
Net Receivable(1)	$6,175	$4,557

(1)	Net receivable is reflected in receivable due on total return swap on the Company's consolidated balance sheets.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

                 For the years ended December 31, 2015, 2014 and 2013, the net realized gain on the TRS consisted of the following:

	Years Ended December 31,
	2015	2014	2013
Interest and other income from TRS portfolio	$40,499	$19,081	$3,130
Interest and other expense from TRS portfolio	(10,218)	(4,431)	(771)
Net gain on TRS loan sales	472	2,339	1,130
Net realized gain(1)	$30,753	$16,989	$3,489

(1)	Net realized gain is reflected in net realized gain on total return swap on the Company's consolidated statements of operations.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of and for the year ended December 31, 2015, Flatiron was in compliance with all covenants and reporting requirements.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2015:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Debt
ABG Intermediate Holdings 2 LLC, L+450, 1.00% LIBOR Floor, 5/27/2021	3 Month LIBOR	Retail	$6,736	$6,696	$(40)
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022(d)	1 Month LIBOR	Retail	13,254	12,954	(300)
Access CIG, LLC, L+500, 1.00% LIBOR Floor, 10/18/2021	3 Month LIBOR	Services: Business	6,820	6,816	(4)
Albertson's LLC, L+450, 1.00% LIBOR Floor, 12/21/2022(d)	3 Month LIBOR	Retail	4,625	4,656	31
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,882	7,740	(142)
Alvogen Pharma US, Inc., L+500, 1.00% LIBOR Floor, 4/1/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	15,053	14,709	(344)
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	12,282	12,359	77
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020	3 Month LIBOR	Energy: Oil & Gas	4,253	1,160	(3,093)
American Residential Services, LLC, L+450, 1.00% LIBOR Floor, 6/30/2021	3 Month LIBOR	Construction & Building	14,211	14,174	(37)
AqGen Ascensus, Inc., L+450, 1.00% LIBOR Floor, 12/5/2022	3 Month LIBOR	Services: Business	2,915	2,923	8
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	1,933	1,850	(83)
At Home Holding III Inc., L+400, 1.00% LIBOR Floor, 6/3/2022	3 Month LIBOR	Retail	5,560	5,420	(140)
Avaya Inc., L+525, 1.00% LIBOR Floor, 5/29/2020	3 Month LIBOR	Telecommunications	14,718	10,462	(4,256)
Azure Midstream Energy, LLC, L+650, 1.00% LIBOR Floor, 11/15/2018	3 Month LIBOR	Energy: Oil & Gas	2,431	1,448	(983)
BRG Sports, Inc., L+550, 1.00% LIBOR Floor, 4/15/2021(d)	1 Month LIBOR	Consumer Goods: Durable	12,798	12,690	(108)
Builders FirstSource Inc., L+500, 1.00% LIBOR Floor, 7/29/2022(e)	3 Month LIBOR	Forest Products & Paper	14,242	14,129	(113)
Caraustar Industries, Inc., L+675, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	18,131	18,568	437
Cast & Crew Payroll, LLC , L+375, 1.00% LIBOR Floor, 8/12/2022	3 Month LIBOR	Services: Business	1,311	1,294	(17)
CDS U.S. Intermediate Holdings, Inc., L+400, 1.00% LIBOR Floor, 7/8/2022	3 Month LIBOR	Hotel, Gaming & Leisure	1,958	1,857	(101)
Central Security Group, Inc., L+525, 1.00% LIBOR Floor, 10/6/2020	3 Month LIBOR	Services: Consumer	13,047	12,778	(269)
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019	3 Month LIBOR	Retail	8,647	7,223	(1,424)
Chemstralia Pty Ltd., L+625, 1.00% LIBOR Floor, 2/28/2022(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	3,000	2,925	(75)
CSC Holdings, LLC, L+400, 1.00% LIBOR Floor, 10/9/2022(d)	3 Month LIBOR	Telecommunications	18,844	18,926	82
CSP Technologies North America, LLC, L+600, 1.00% LIBOR Floor, 1/29/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	13,522	13,660	138
CT Technologies Intermediate Holdings, Inc., L+425, 1.00% LIBOR Floor, 12/1/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	14,831	14,537	(294)
DAE Aviation Holdings, Inc., L+425, 1.00% LIBOR Floor, 7/7/2022	3 Month LIBOR	Aerospace & Defense	7,591	7,579	(12)
David's Bridal, Inc., L+400, 1.25% LIBOR Floor, 10/11/2019	3 Month LIBOR	Retail	4,338	3,808	(530)
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022(e)	3 Month LIBOR	Services: Business	13,005	13,087	82
Deltek, Inc., L+400, 1.00% LIBOR Floor, 6/25/2022	3 Month LIBOR	Services: Business	3,068	3,053	(15)
Diamond Resorts Corp., L+450, 1.00% LIBOR Floor, 5/9/2021(e)	3 Month LIBOR	Consumer Goods: Non-Durable	3,586	3,546	(40)
EIG Investors Corp., L+400, 1.00% LIBOR Floor, 11/9/2019(e)	3 Month LIBOR	Services: Business	1,846	1,803	(43)
Emmis Operating Company, L+600, 1.00% LIBOR Floor, 6/10/2021	3 Month LIBOR	Media: Broadcasting & Subscription	8,739	7,790	(949)
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(e)	6 Month LIBOR	High Tech Industries	7,248	5,764	(1,484)
Global Cash Access, Inc., L+525, 1.00% LIBOR Floor, 12/18/2020	2 Month LIBOR	Hotel, Gaming & Leisure	11,043	10,375	(668)
GTCR Valor Companies, Inc., L+500, 1.00% LIBOR Floor, 5/30/2021	3 Month LIBOR	High Tech Industries	3,898	3,918	20
HC Group Holdings III, Inc., L+500, 1.00% LIBOR Floor, 4/7/2022(d)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,471	10,459	(12)
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	4,879	3,993	(886)
Hemisphere Media Holdings, LLC, L+400, 1.00% LIBOR Floor, 7/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	4,006	3,854	(152)
Hilex Poly Co. LLC, L+500, 1.00% LIBOR Floor, 12/5/2021	3 Month LIBOR	Containers, Packaging & Glass	8,296	8,366	70
Hyperion Insurance Group Ltd., L+450, 1.00% LIBOR Floor, 4/29/2022(e)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,039	3,024	(15)
IMG Worldwide Holdings, LLC, L+425, 1.00% LIBOR Floor, 5/6/2021	3 Month LIBOR	Media: Diversified & Production	14,368	14,287	(81)
Infiltrator Water Technologies, LLC, L+425, 1.00% LIBOR Floor, 5/27/2022	3 Month LIBOR	Construction & Building	9,000	9,006	6
inVentiv Health, Inc., L+625, 1.50% LIBOR Floor, 5/15/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,890	(110)
Lanyon Solutions, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	3 Month LIBOR	High Tech Industries	1,148	1,120	(28)
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020	3 Month LIBOR	Services: Business	5,882	5,527	(355)
Murray Energy Corp., L+600, 1.00% LIBOR Floor, 4/17/2017	6 Month LIBOR	Mining & Metals	723	752	29
Murray Energy Corp., L+650, 1.00% LIBOR Floor, 4/16/2020	6 Month LIBOR	Mining & Metals	3,472	2,286	(1,186)
Navex Global, Inc, L+475, 1.00% LIBOR Floor, 11/19/2021	6 Month LIBOR	High Tech Industries	13,736	13,444	(292)
Nielsen & Bainbridge, LLC, L+500, 1.00% LIBOR Floor, 8/15/2020	6 Month LIBOR	Consumer Goods: Durable	16,094	16,113	19
Oasis Outsourcing Holdings, Inc., L+475, 1.00% LIBOR Floor, 12/26/2021	1 Month LIBOR	Services: Business	14,392	14,428	36
Onex TSG Holdings II Corp., L+400, 1.00% LIBOR Floor, 7/29/2022	1 Month LIBOR	Healthcare & Pharmaceuticals	7,441	7,402	(39)
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	10,361	8,724	(1,637)
Pelican Products, Inc., L+425, 1.00% LIBOR Floor, 4/10/2020	3 Month LIBOR	Chemicals, Plastics & Rubber	5,622	5,554	(68)
PetroChoice Holdings, Inc., L+500, 1.00% LIBOR Floor, 8/19/2022	1 Month LIBOR	Chemicals, Plastics & Rubber	1,645	1,664	19

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(e)	3 Month LIBOR	Aerospace & Defense	6,564	6,396	(168)
Pike Corp., L+450, 1.00% LIBOR Floor, 12/22/2021	1 Month LIBOR	Energy: Electricity	2,205	2,194	(11)
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	6,575	6,547	(28)
PSC Industrial Holdings Corp., L+475, 1.00% LIBOR Floor, 12/5/2020	3 Month LIBOR	Services: Business	4,901	4,888	(13)
Riverbed Technology, Inc., L+500, 1.00% LIBOR Floor, 4/24/2022(d)	3 Month LIBOR	High Tech Industries	16,791	16,771	(20)
RP Crown Parent, LLC, L+500, 1.00% LIBOR Floor, 12/21/2018	3 Month LIBOR	High Tech Industries	15,431	14,127	(1,304)
Scientific Games International, Inc., L+500, 1.00% LIBOR Floor, 10/1/2021(e)	Various	Hotel, Gaming & Leisure	21,430	19,847	(1,583)
SESAC Holdco II LLC, L+425, 1.00% LIBOR Floor, 2/7/2019	6 Month LIBOR	Media: Broadcasting & Subscription	5,049	4,998	(51)
SG Acquisition, Inc., L+525, 1.00% LIBOR Floor, 8/19/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	12,624	12,485	(139)
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019(d)	3 Month LIBOR	Services: Business	10,983	10,953	(30)
Smile Brands Group, Inc., L+775, 1.25% LIBOR Floor, 8/16/2019(f)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,657	3,297	(1,360)
Southcross Holdings Borrower LP, L+500, 1.00% LIBOR Floor, 8/4/2021	3 Month LIBOR	Energy: Oil & Gas	1,249	678	(571)
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	9,817	9,760	(57)
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022	3 Month LIBOR	Services: Business	7,690	7,690	-
Styrolution US Holding LLC, L+550, 1.00% LIBOR Floor, 11/7/2019	1 Month LIBOR	Chemicals, Plastics & Rubber	3,933	3,997	64
Surgery Center Holdings, Inc., L+425, 1.00% LIBOR Floor, 11/3/2020	1 Month LIBOR	Healthcare & Pharmaceuticals	6,466	6,506	40
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020	3 Month LIBOR	Services: Business	7,861	7,801	(60)
TASC, Inc., L+600, 1.00% LIBOR Floor, 5/23/2020(e)	Various	Services: Business	8,114	8,291	177
TIBCO Software Inc., L+550, 1.00% LIBOR Floor, 12/4/2020	1 Month LIBOR	High Tech Industries	16,998	15,844	(1,154)
TMFS Holdings, LLC, L+450, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,657	14,746	89
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,307	2,254	(53)
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/7/2020	3 Month LIBOR	Services: Consumer	5,473	5,429	(44)
U.S. Farathane, LLC, L+575, 1.00% LIBOR Floor, 12/23/2021(d)	3 Month LIBOR	Automotive	5,119	5,100	(19)
U.S. Renal Care, Inc., L+425, 1.00% LIBOR Floor, 12/30/2022(d)	3 Month LIBOR	Healthcare & Pharmaceuticals	3,233	3,245	12
USS Parent Holdings Corp., L+475, 1.00% LIBOR Floor, 8/5/2021	Prime	Construction & Building	12,305	12,263	(42)
Vince, LLC, L+475, 1.00% LIBOR Floor, 11/27/2019(e)	3 Month LIBOR	Retail	1,124	1,031	(93)
Western Dental Services, Inc., L+650, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	5,558	4,889	(669)
Total Senior Secured First Lien Debt			661,055	634,597	(26,458)
Senior Secured Second Lien Debt
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	870	905	35
Asurion, LLC, L+750, 1.00% LIBOR Floor, 3/3/2021	3 Month LIBOR	Services: Consumer	7,772	6,796	(976)
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(e)	6 Month LIBOR	High Tech Industries	9,798	6,675	(3,123)
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022	3 Month LIBOR	Retail	3,940	3,940	-
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	3 Month LIBOR	Services: Business	6,965	6,370	(595)
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	13,600	12,119	(1,481)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	8,050	7,620	(430)
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022	1 Month LIBOR	Retail	4,973	3,548	(1,425)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,002	555	(447)
Total Senior Secured Second Lien Debt			56,970	48,528	(8,442)
Total			$718,025	$683,125	$(34,900)

(a)

All of the underlying loans subject to the TRS are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (e) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)

The 1, 2, 3, and 6 month LIBOR rates were 0.43%, 0.51%, 0.61% and 0.85%, respectively, as of December 31, 2015. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2015, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2015. The prime rate was 3.50% as of December 31, 2015.

(c)	Fair value determined by the Company’s board of directors (see Note 9).

(d)	Position or portion thereof unsettled as of December 31, 2015.

(e)

All or a portion of the underlying loan subject to the TRS is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2015, 90.0% of the Company’s total assets represented qualifying assets. In addition, as described in this Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 87.2% of the Company’s total assets represented qualifying assets as of December 31, 2015.

(f)

For the year ended December 31, 2015, the following underlying loan subject to the TRS contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

			Interest Rate			Interest Amount
	Issuer of Underlying Loan	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	All-in-Rate
	Smile Brands Group, Inc.	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$362	$16	$378

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

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

December 31, 2015

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

(e)

All or a portion of the underlying loan subject to the TRS is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2014, 89.3% of the Company’s total assets represented qualifying assets. In addition, as described in this Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 86.8% of the Company’s total assets represented qualifying assets as of December 31, 2014.

Note 8. Credit Facility

East West Bank Credit Facility

On April 30, 2015, the Company entered into a revolving credit facility, or the EWB Credit Facility, with East West Bank, or EWB. The EWB Credit Facility provides for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions, and the Company is required to maintain $2,000 in a demand deposit account with EWB at all times. As of and for the year ended December 31, 2015, the Company was in compliance with all covenants and reporting requirements under the EWB Credit Facility.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

Advances under the EWB Credit Facility bear interest at a floating rate equal to (i) the greater of 3.25% per year or the variable rate of interest per year announced by EWB as its prime rate, which was 3.50% at December 31, 2015, plus (ii) a spread of 0.75%. Interest is payable quarterly in arrears. Each advance under the EWB Credit Facility will be due and payable on the earlier of 90 days from the date such advance was made by EWB, or April 29, 2016. The Company may prepay any advance without penalty or premium. The Company will be subject to a non-usage fee of 0.50% per year on the average amount, if any, of the aggregate principal amount available under the EWB Credit Facility that has not been borrowed, payable at the end of each quarter. The non-usage fee, if any, is payable quarterly in arrears. The Company’s obligations to EWB under the EWB Credit Facility are secured by a first priority security interest in certain eligible loans in which the Company has a beneficial interest, as updated from time to time.

On January 28, 2016 the Company entered into the first amendment to the EWB Credit Facility with EWB. Under the original EWB Credit Facility, the borrowing base was the lesser of (i) the average monthly net proceeds received by the Company from the sale of its equity securities during the trailing three month period ending on the last day of the immediately preceding calendar month; or (ii) 50% of collateral securing the EWB Credit Facility. Under the first amendment, during the period commencing on January 30, 2016 through July 31, 2016, (i) the trailing equity component of the borrowing base was removed; (ii) the borrowing base was decreased to 40% of the collateral securing the EWB Credit Facility; and (iii) the required minimum fair market value of the collateral securing the EWB Credit Facility was increased from two to two and one-half times all outstanding advances under the EWB Credit Facility. Subsequent to July 31, 2016, these amended provisions will revert back to their original terms.

At December 31, 2015 and March 7, 2016, the Company had no outstanding borrowings under the EWB Credit Facility. The Company incurred costs of $278 in connection with obtaining the EWB Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the EWB Credit Facility. As of December 31, 2015, $92 of such costs had yet to be amortized to interest expense.

For the year ended December 31, 2015, the Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees and amortization of deferred financing costs, was $2,296 and 17.65%, respectively.

For the years ended December 31, 2015, 2014 and 2013, the components of interest expense were as follows:

	Years Ended December 31,
	2015	2014	2013
Stated interest expense	$94	$-	$-
Non-usage fee	125	-	-
Amortization of deferred financing costs	186	-	-
Total interest expense	$405	$-	$-

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of December 31, 2015 and 2014, according to the fair value hierarchy:

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$-	$-	$104,187	$104,187	$-	$-	$69,204	$69,204
Senior secured second lien debt	-	-	453,713	453,713	-	-	245,258	245,258
Collateralized securities and structured products - debt	-	-	41,663	41,663	-	-	27,965	27,965
Collateralized securities and structured products - equity	-	-	24,604	24,604	-	-	9,137	9,137
Unsecured debt	-	-	26,740	26,740	-	-	-	-
Short term investments	18,892	-	-	18,892	10,350	-	-	10,350
Total return swap	-	-	(34,900)	(34,900)	-	-	(4,409)	(4,409)
Total	$18,892	$-	$616,007	$634,899	$10,350	$-	$347,155	$357,505

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, December 31, 2014	$69,204	$245,258	$27,965	$9,137	$-	$(4,409)	$347,155
Investments purchased	82,147	261,022	15,500	24,914	54,634	-	438,217
Net realized gain	543	27	-	-	551	30,753	31,874
Net change in unrealized depreciation	(1,925)	(14,550)	(1,911)	(6,388)	(2,813)	(30,491)	(58,078)
Accretion of discount	441	390	109	17	68	-	1,025
Sales and principal repayments	(46,223)	(38,434)	-	(3,076)	(25,700)	(30,753)	(144,186)
Ending balance, December 31, 2015	$104,187	$453,713	$41,663	$24,604	$26,740	$(34,900)	$616,007
Change in net unrealized (depreciation) appreciation on investments still held as of December 31, 2015 (1)	$(1,910)	$(14,612)	$(1,911)	$(6,388)	$(2,813)	$(30,333)	$(57,967)

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

	Year Ended December 31, 2014
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, December 31, 2013	$61,787	$22,552	$6,850	$1,946	$-	$1,549	$94,684
Investments purchased	104,625	269,039	21,822	7,413	843	-	403,742
Net realized gain	1,171	348	-	-	19	16,989	18,527
Net change in unrealized depreciation	(727)	(998)	(787)	(242)	-	(5,958)	(8,712)
Accretion of discount	230	65	80	20	-	-	395
Sales and principal repayments	(97,882)	(45,748)	-	-	(862)	(16,989)	(161,481)
Ending balance, December 31, 2014	$69,204	$245,258	$27,965	$9,137	$-	$(4,409)	$347,155
Change in net unrealized (depreciation) appreciation on investments still held as of December 31, 2014 (1)	$(236)	$(866)	$(787)	$(242)	$-	$(5,001)	$(7,132)

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$58,715	Discounted Cash Flow	Discount Rates	7.3%	-	13.2%	8.9%
	45,472	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	233,616	Discounted Cash Flow	Discount Rates	9.0%	-	11.7%	10.2%
	220,097	Broker Quotes	Broker Quotes	N/A			N/A
Collateralized securities and structured products - debt	41,663	Discounted Cash Flow	Discount Rates	9.0%	-	12.0%	11.1%
Collateralized securities and structured products - equity	24,604	Discounted Cash Flow	Discount Rates	16.0%	-	17.0%	16.5%
Unsecured debt	26,740	Broker Quotes	Broker Quotes	N/A			N/A
Total return swap	(3,991)	Discounted Cash Flow	Discount Rates	5.6%	-	28.7%	7.6%
	(30,909)	Broker Quotes	Broker Quotes	N/A			N/A
Total	$616,007

(1)	Weighted average amounts are based on the estimated fair values except for the total return swap, which is based on unrealized depreciation.

	December 31, 2014
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$29,932	Discounted Cash Flow	Discount Rates	6.8%	-	10.0%	7.9%
	39,272	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	147,914	Discounted Cash Flow	Discount Rates	8.1%	-	11.5%	9.4%
	97,344	Broker Quotes	Broker Quotes	N/A			N/A
Collateralized securities and structured products - debt	27,965	Discounted Cash Flow	Discount Rates	9.5%	-	12.3%	10.9%
Collateralized securities and structured products - equity	9,137	Discounted Cash Flow	Discount Rates	10.7%	-	14.0%	13.4%
Total return swap	(954)	Discounted Cash Flow	Discount Rates	5.8%	-	11.6%	7.2%
	(3,455)	Broker Quotes	Broker Quotes	N/A			N/A
Total	$347,155

(1)	Weighted average amounts are based on the estimated fair values except for the total return swap, which is based on unrealized depreciation.

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien debt, senior secured second lien debt, collateralized securities and structured products, and total return swap are discount rates and broker quotes. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively. A significant increase or decrease in the broker quotes would result in a significantly higher or lower fair value measurement, respectively.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

Note 10. General and Administrative Expense

General and administrative expense consisted of the following items for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Transfer agent expense	$1,144	$627	$173
Professional fees	1,044	849	859
Due diligence fees	1,006	967	607
Printing and marketing expense	755	681	750
Dues and subscriptions	505	230	138
Filing fees	478	113	105
Valuation expense	310	136	23
Insurance expense	297	235	212
Director fees and expenses	296	162	57
Other expenses	413	272	114
Total general and administrative expense	$6,248	$4,272	$3,038

Note 11. Commitments and Contingencies

The Company entered into certain contracts with other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to such indemnifications to be remote.

As of December 31, 2015 and 2014, the Company’s unfunded commitments were as follows:

Unfunded Commitments	December 31, 2015(1)	December 31, 2014(1)
CCSLF(2)(3)	$40,000	$-
ECI Acquisition Holdings, Inc.(3)	1,207	1,724
ABG Intermediate Holdings 2 LLC(3)	1,128	-
Studio Movie Grill Holdings, LLC(3)	1,069	6,388
Dollar Tree, Inc.(4)	-	15,000
Total	$43,404	$23,112

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

(2)	See Note 6 for a further description of our investment in CCSLF.

(3)

As of March 11, 2016, the Company's unfunded commitments were to portfolio companies ECI Acquisition Holdings, Inc., ABG Intermediate Holdings 2 LLC, and Studio Movie Grill Holdings, LLC in the amount of $1,207, $1,128, and $1,069, respectively, and also included an unfunded commitment of $40,000 to CCSLF. In addition, subsequent to December 31, 2015, the Company entered into a $15,000 unfunded commitment with Western Digital Corporation.

(4)

As of December 31, 2014, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Prior to December 31, 2015, the Dollar Tree, Inc. unfunded commitment was terminated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  The Company intends to use cash on hand, short-term investments and other liquid assets to fund these commitments should the need arise.   For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2015 and 2014, refer to the table above and the consolidated schedules of investments.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (i.e., advances from its revolving credit facility and/or cash flows from operations). The Company will not fund its unfunded commitments from future net proceeds generated by securities offerings. The Company follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments.  Specifically, the Company prepares detailed analyses of the level of its unfunded commitments relative to its then available liquidity on a daily basis.  These analyses are reviewed and discussed on a weekly basis by the Company’s executive officers and senior members of CIM (including members of the investment committee) and are updated on a “real time” basis in order to ensure that the Company has adequate liquidity to satisfy its unfunded commitments.

The Company does not include its unfunded capital commitment to CCSLF as a senior security for the asset coverage ratio, as the capital commitments cannot be drawn without an affirmative vote by one of the Company's representatives on CCSLF's board of managers.

Note 12. Fee Income

Fee income consists of commitment fees, amendment fees, and administrative agent fees. The following table summarizes the Company’s fee income for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Commitment fees	$718	$283	$-
Amendment fees	97	96	-
Administrative agent fees	-	20	-
Total	$815	$399	$-

Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees is non-recurring.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2015, 2014 and 2013, and for the period from January 31, 2012 (Inception) through December 31, 2012:

				For the Period from January 31, 2012 (Inception) through December 31, 2012
	Years Ended December 31,
	2015	2014	2013
Per share data:(1)
Net asset value at beginning of period	$9.22	$9.32	$8.97	$-
Results of operations:
Net investment income (loss)(2)	0.32	0.19	(0.01)	0.01
Net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments(3)	(0.17)	0.02	0.20	0.02
Net realized gain and net change in unrealized appreciation on total return swap	-	0.33	0.91	0.02
Net increase in net assets resulting from operations(3)	0.15	0.54	1.10	0.05
Shareholder distributions:
Distributions from net investment income	(0.32)	(0.18)	-	-
Distributions from net realized gains	(0.40)	(0.55)	(0.64)	-
Distributions in excess of net investment income(4)	(0.01)	-	(0.08)	-
Net decrease in net assets from shareholders' distributions	(0.73)	(0.73)	(0.72)	-
Capital share transactions:
Issuance of common stock above net asset value(5)	0.07	0.09	0.14	9.00
Amortization of deferred offering expenses	-	-	(0.17)	(0.08)
Net increase (decrease) in net assets resulting from capital share transactions	0.07	0.09	(0.03)	8.92
Net asset value at end of period	$8.71	$9.22	$9.32	$8.97
Shares of common stock outstanding at end of period	103,814,361	53,818,629	15,510,178	500,338
Total investment return-net asset value(6)	2.13%	6.92%	11.96%	(0.35%)
Net assets at beginning of period	$496,389	$144,571	$4,487	$4,503
Net assets at end of period	$904,326	$496,389	$144,571	$4,487
Average net assets	$719,358	$313,044	$51,027	$4,495

Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets(7)	3.44%	2.08%	(0.10%)	0.06%
Ratio of gross operating expenses to average net assets	3.90%	4.18%	11.51%	2.60%
Ratio of expenses (before expense reimbursements from IIG and recoupment of expense reimbursements) to average net assets(8)	3.25%	3.98%	11.51%	2.60%
Ratio of net expense recoupments (net expense reimbursements from IIG) to average net assets	0.65%	(0.40%)	(7.76%)	(2.60%)
Ratio of net operating expenses to average net assets(9)	3.90%	3.58%	3.75%	-
Portfolio turnover rate(10)	20.94%	68.98%	14.97%	0.13%
Asset coverage ratio(11)	2.84	2.52	2.34	3.02

(1)

The per share data for the years ended December 31, 2015, 2014 and 2013 was derived by using the weighted average shares of common stock outstanding during each period. The per share data for the period from January 31, 2012 (Inception) through December 31, 2012 was derived by using the weighted average shares of common stock outstanding from the commencement of operations on December 17, 2012 through December 31, 2012.

(2)

Net investment income (loss) per share includes expense reimbursements from IIG of $0.06 and $0.72 per share for the years ended December 31, 2014 and 2013, respectively, and expense recoupments to IIG of $0.06 and $0.02 per share for the years ended December 31, 2015 and 2014, respectively. There were no expense reimbursements from IIG for the year ended December 31, 2015 and no expense recoupments to IIG for the year ended December 31, 2013. For the period from January 31, 2012 (Inception) through December 31, 2012, net investment income per share includes the expense reimbursements from IIG of $0.23 per share.

(3)

The amount shown for net realized (loss) gain and net change in unrealized (depreciation) appreciation on investment is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

(4)

Distributions in excess of net investment income represent certain expenses, which are not deductible on a tax-basis.  Unearned capital gains incentive fees and certain offering expenses reduce GAAP basis net investment income, but do not reduce tax basis net investment income. These tax-related adjustments represent additional net investment income available for distribution for tax purposes.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

(5)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date.

(6)

Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company's distribution reinvestment plan then in effect and (ii) the fractional shares issued pursuant to the distribution reinvestment plan then in effect were issued at 95% from January 1, 2013 through September 30, 2013 and subsequently issued at 90% of the then public offering price on the date of purchase. The total investment return-net asset value for the period from January 31, 2012 (Inception) through December 31, 2012 was calculated by taking the difference between (i) the net asset value per share as of December 31, 2012 and (ii) the net asset value per share on the day the Company commenced operations (December 17, 2012), and dividing such difference by the net asset value per share on the day the Company commenced operations. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share.  Total returns covering less than a full year are not annualized.

(7)

Excluding the expense reimbursements from IIG and the recoupment of expense reimbursements to IIG during the period, the ratio of net investment income (loss) to average net assets would have been 4.09%, 1.68%, (7.86%) and (2.54%) for the years ended December 31, 2015, 2014 and 2013, and for the period from January 31, 2012 (Inception) through December 31 2012, respectively.

(8)	The ratio of gross expense recoupment to IIG to average net assets for the years ended December 31, 2015 and 2014 were 0.65% and 0.20%, respectively.

(9)

In order to record an obligation to reimburse IIG for expense support provided, the ratio of gross operating expenses to average net assets, when considering the reimbursement, in the period in which reimbursement is sought cannot exceeded the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the years ended December 31, 2015, 2014 and 2013, and for the period from January 31, 2012 (Inception) through December 31, 2012 the ratios of gross operating expenses to average net assets, when considering recoupment of expense reimbursements, were 0.63%, 0.80%, 2.45% and 0.93%, respectively.

(10)

Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.

(11)

Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period (excluding unfunded commitments), divided by (ii) total senior securities outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding TRS notional amount at the end of the period, less the total amount of cash collateral posted by Flatiron under the TRS, as well as unfunded commitments (as of December 31, 2014 only), as senior securities. The Company does not include its unfunded capital commitment to CCSLF as a senior security for the asset coverage ratio, as the capital commitments cannot be drawn without an affirmative vote by one of the Company's representatives on CCSLF's board of managers.

Note 14. Income Taxes

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute substantially all of its taxable income to its shareholders. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to corporate level federal income tax or federal excise taxes. Accordingly, no federal income tax provision was required.

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. These book/tax differences, which could be material, are primarily due to differing treatments of income and gains on various investments held by the Company. Permanent book/tax differences result in reclassifications to capital in excess of par value, accumulated undistributed net investment income and accumulated undistributed realized gain on investments. During the current year, permanent differences primarily due to the treatment of TRS and non-deductible share offering costs resulted in a net decrease in distributions in excess of net investment income, a net decrease in accumulated realized gains and a net decrease to capital in excess of par value. These reclassifications had no effect on net assets.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV and were as follows for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income
Ordinary income (before expense reimbursements)(1)	$57,268	100.0%	$22,505	91.7%	$15	0.4%
Expense reimbursements	-	-	1,880	7.6%	3,959	99.6%
Realized long term capital gains	-	-	162	0.7%	-	-
Total	$57,268	100.0%	$24,547	100.0%	$3,974	100.0%

(1)	Includes net short term capital gains of $31,874, $18,365 and $3,523 for the years ended December 31, 2015, 2014 and 2013, respectively.

See Note 5, Distributions, for further information.

As of December 31, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	December 31, 2015	December 31, 2014
Net unrealized depreciation on investments and total return swap	$(64,137)	$(6,059)
	$(64,137)	$(6,059)

As of December 31, 2015, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $3,728; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $67,865; the net unrealized depreciation was $64,137; and the aggregate cost of securities for Federal income tax purposes was $699,036.

As of December 31, 2014, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,913; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $8,972; the net unrealized appreciation was $6,059; and the aggregate cost of securities for Federal income tax purposes was $363,564.

CĪON Investment Corporation

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except share and per share amounts)

Note 15. Selected Quarterly Financial Data (unaudited)

The following is the selected quarterly financial data as of and for the years ended December 31, 2015 and 2014. The following information reflects all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Investment income	$8,914	$11,918	$14,833	$17,144
Net investment income	2,131	4,506	7,912	10,213
Net realized and unrealized gain (loss) on investments and total return swap	14,695	6,232	(11,502)	(35,629)
Net increase (decrease) in net assets resulting from operations	16,826	10,738	(3,590)	(25,416)
Net increase (decrease) in net assets resulting from operations per share of common stock	0.29	0.15	(0.04)	(0.26)
Net asset value per share of common stock at end of quarter	9.35	9.33	9.13	8.71
Weighted average shares of common stock outstanding	58,939,554	72,323,545	84,923,397	97,313,961

Quarter Ended	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Investment income	$2,201	$3,634	$5,081	$6,797
Net investment (loss) income	(249)	64	2,573	4,132
Net realized and unrealized gain (loss) on investments and total return swap	4,956	4,428	1,565	(1,134)
Net increase in net assets resulting from operations	4,707	4,492	4,138	2,998
Net increase in net assets resulting from operations per share of common stock	0.24	0.16	0.11	0.06
Net asset value per share of common stock at end of quarter	9.40	9.38	9.31	9.22
Weighted average shares of common stock outstanding	19,995,555	28,393,882	37,849,989	47,729,930

The sum of quarterly per share amounts does not equal per share amounts reported for the years ended December 31, 2015 and 2014. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

In connection with the preparation of our annual consolidated financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Shareholders with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

4.1

Form of Subscription Agreement (Incorporated by reference to Appendix A to Pre-Effective Amendment No. 2 to Registrant’s Registration Statement on Form N-2 filed with the SEC on January 8, 2016 (File No. 333-203683)).

4.2

Fourth Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2016 (File No. 814-00941)).

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

10.7

ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of December 17, 2012, by and between Flatiron Funding, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2012 (File No. 814-00941)).

10.8

Eleventh Amended and Restated Confirmation Letter Agreement dated as of February 18, 2016, by and between Flatiron Funding, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2016 (File No. 814-00941)).

10.9

Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated as of December 16, 2015, by and among CĪON Investment Corporation, ICON Investment Group, LLC and Apollo Investment Management, L.P. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2015 (File No. 814-00941)).

10.10

Form of Follow-On Dealer Manager Agreement by and among CĪON Investment Corporation, CĪON Investment Management, LLC and CĪON Securities, LLC (Incorporated by reference to Exhibit (H)(3) to Registrant’s Registration Statement on Form N-2 filed with the SEC on April 28, 2015 (File No. 333-203683)).

10.11	Form of Follow-On Selected Dealer Agreement (Incorporated by reference to Exhibit (H)(4) to Registrant’s Registration Statement on Form N-2 filed with the SEC on April 28, 2015 (File No. 333-203683)).
10.12

Loan and Security Agreement, dated as of April 30, 2015, by and between CĪON Investment Corporation and East West Bank (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015 (File No. 814-00941)).

10.13

First Amendment to Loan and Security Agreement, dated as of January 28, 2016, by and between CĪON Investment Corporation and East West Bank (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2016 (File No. 814-00941)).

10.14

Custody Control Agreement, dated as of April 30, 2015, by and among CĪON Investment Corporation, East West Bank and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015 (File No. 814-00941)).

10.15

Limited Liability Company Agreement of CĪON / Capitala Senior Loan Fund I, LLC, dated as of June 24, 2015, by and between CĪON Investment Corporation and Capitala Finance Corp. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2015 (File No. 814-00941)).

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

Date: March 11, 2016

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

Date: March 11, 2016

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