Form 10-Q
period 2016-03-31
CION Investment Corp
filed 2016-05-12
CIK 1534254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

 Yes [  ] No [x]

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 5, 2016 was 104,619,711.

CĪON INVESTMENT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets

Investments, at fair value (amortized cost of $714,406 and $699,036, respectively)	$672,564	$669,799
Cash	18,876	39,741
Restricted cash	2,000	2,000
Due from counterparty(1)	231,831	226,316
Receivable for common stock purchased	-	5,459
Interest receivable on investments	4,976	5,973
Receivable due on investments sold	7,515	50
Receivable due on total return swap(1)	6,709	6,175
Prepaid expenses and other assets	430	243
Total assets	$944,901	$955,756

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$4,930	$9,800
Accounts payable and accrued expenses	908	692
Commissions payable for common stock purchased ($1 and $171 to CĪON Securities, LLC, respectively)	7	474
Accrued management fees	4,512	4,430
Accrued administrative services expense	292	617
Accrued recoupment of expense support from IIG(2)	119	480
Due to IIG - offering, organizational and other costs(3)	17	37
Unrealized depreciation on total return swap(1)	36,508	34,900
Total liabilities	47,293	51,430

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
104,723,030 and 103,814,361 shares issued and outstanding, respectively	105	104
Capital in excess of par value	976,028	968,359
Accumulated distributions in excess of net investment income	(167)	-
Accumulated net realized losses on investments	(8)	-
Accumulated net unrealized depreciation on investments	(41,842)	(29,237)
Accumulated net unrealized depreciation on total return swap(1)	(36,508)	(34,900)
Total shareholders' equity	897,608	904,326

Total liabilities and shareholders' equity	$944,901	$955,756

Net asset value per share of common stock at end of period	$8.57	$8.71

(1) See Note 7 for a discussion of the Company’s total return swap agreement.

(2) See Note 4 for a discussion of expense support from ICON Investment Group, LLC, or IIG, and recoupment of expense support.

(3) See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by IIG and its affiliates.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Investment income
Interest income	$17,079	$8,444
Fee and other income	192	470
Total investment income	17,271	8,914

Operating expenses
Management fees	4,512	2,760
Administrative services expense	292	454
Capital gains incentive fee(1)	-	1,454
General and administrative(2)	1,753	1,278
Interest expense	120	-
Total operating expenses	6,677	5,946
Recoupment of expense support from IIG(3)	119	837
Net operating expenses	6,796	6,783
Net investment income	10,475	2,131

Realized and unrealized (losses) gains
Net realized (loss) gain on investments	(8)	575
Net change in unrealized (depreciation) appreciation on investments	(12,605)	1,464
Net realized gain on total return swap(4)	8,362	6,607
Net change in unrealized (depreciation) appreciation on total return swap(4)	(1,608)	6,049
Total net realized and unrealized (losses) gains	(5,859)	14,695

Net increase in net assets resulting from operations	$4,616	$16,826

Per share information—basic and diluted

Net increase in net assets per share resulting from operations	$0.04	$0.29

Weighted average shares of common stock outstanding	103,957,573	58,939,554

(1) See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2) See Note 10 for details of the Company's general and administrative expenses.

(3) See Note 4 for a discussion of expense support from IIG and recoupment of expense support.

(4) See Note 7 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$10,475	$2,131
Net realized (loss) gain on investments	(8)	575
Net change in unrealized (depreciation) appreciation on investments	(12,605)	1,464
Net realized gain on total return swap(1)	8,362	6,607
Net change in unrealized (depreciation) appreciation on total return swap(1)	(1,608)	6,049
Net increase in net assets resulting from operations	4,616	16,826
Changes in net assets from shareholders' distributions:(2)
Net investment income	(10,475)	(2,131)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(8,193)	(6,408)
Net gain on TRS loan sales	(169)	(199)
Net realized gain on investments	-	(575)
Distributions in excess of net investment income(3)	(167)	(1,454)
Net decrease in net assets from shareholders' distributions	(19,004)	(10,767)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $50 and $10,016, respectively	424	99,715
Reinvestment of shareholders' distributions	9,683	3,410
Repurchase of common stock	(2,437)	(460)
Net increase in net assets resulting from capital share transactions	7,670	102,665

Total (decrease) increase in net assets	(6,718)	108,724
Net assets at beginning of period	904,326	496,389
Net assets at end of period	$897,608	$605,113

Net asset value per share of common stock at end of period	$8.57	$9.35
Shares of common stock outstanding at end of period	104,723,030	64,734,704

Distributions in excess of net investment income at end of period(3)	$(167)	$(1,454)

(1) See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	This table presents changes in net assets from shareholders' distributions on a GAAP basis. See Note 5 for a discussion of the sources of distributions paid by the Company.

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

CĪON Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$4,616	$16,826
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(409)	(204)
Proceeds from principal repayment of investments	10,749	1,118
Purchase of investments	(37,007)	(115,528)
Decrease (increase) in short term investments, net	369	(22,838)
Proceeds from sale of investments	10,920	35,565
Net realized loss (gain) on investments	8	(575)
Net unrealized depreciation (appreciation) on investments	12,605	(1,464)
Net unrealized depreciation (appreciation) on total return swap(1)	1,608	(6,049)
Amortization of deferred financing costs	69	-
(Increase) decrease in due from counterparty(1)	(5,515)	(41,150)
(Increase) decrease in interest receivable on investments	997	129
(Increase) decrease in receivable due on investments sold	(7,465)	(3,261)
(Increase) decrease in receivable due on total return swap(1)	(534)	(1,704)
(Increase) decrease in prepaid expenses and other assets	(106)	(301)
Increase (decrease) in payable for investments purchased	(4,870)	33,335
Increase (decrease) in accounts payable and accrued expenses	216	146
Increase (decrease) in accrued management fees	82	1,729
Increase (decrease) in accrued administrative services expense	(325)	(129)
Increase (decrease) in accrued recoupment of expense support from IIG(2)	(361)	837
Increase (decrease) in due to IIG - offering, organizational and other costs(3)	(20)	(385)
Increase (decrease) in accrued capital gains incentive fee on unrealized appreciation	-	1,454
Net cash used in operating activities	(14,373)	(102,449)

Financing activities:
Gross proceeds from issuance of common stock	5,933	111,190
Commissions and dealer manager fees paid	(517)	(10,584)
Repurchase of common stock	(2,437)	(460)
Shareholders' distributions paid(4)	(9,321)	(2,955)
Deferred financing costs paid	(150)	-
Net cash (used in) provided by financing activities	(6,492)	97,191

Net decrease in cash	(20,865)	(5,258)
Cash, beginning of period	39,741	9,474
Cash, end of period	$18,876	$4,216

Supplemental non-cash financing activities:
Cash paid for interest	$50	$-
Reinvestment of shareholders' distributions(4)	$9,683	$3,410
Shareholders' distributions payable	$-	$4,402

(1) See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense support from IIG and recoupment of expense support.

(3)	See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by IIG and its affiliates.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited)

March 31, 2016

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Senior Secured First Lien Debt - 14.0%
Accruent, LLC, L+625, 1.00% LIBOR Floor, 11/25/2019	3 Month LIBOR	High Tech Industries	$2,955	$2,950	$2,925
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019	3 Month LIBOR	High Tech Industries	8,583	8,551	8,497
F+W Media, Inc., L+725, 1.25% LIBOR Floor, 6/30/2019	3 Month LIBOR	Media: Diversified & Production	10,290	9,982	9,622
Ignite Restaurant Group, Inc., L+700, 1.00% LIBOR Floor, 2/13/2019	3 Month LIBOR	Beverage, Food & Tobacco	11,609	11,490	11,493
Infogroup Inc., L+550, 1.50% LIBOR Floor, 5/26/2018	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,702	15,249	14,632
Intertain Group Ltd., L+650, 1.00% LIBOR Floor, 4/8/2022(g)	1 Month LIBOR	Hotel, Gaming & Leisure	1,941	1,905	1,921
Nathan's Famous Inc., 10.00%, 3/15/2020(g)	None	Beverage, Food & Tobacco	6,000	6,000	6,323
Panda Sherman Power, LLC, L+750, 1.50% LIBOR Floor, 9/14/2018	3 Month LIBOR	Energy: Electricity	4,232	4,207	3,661
Plano Molding Company, LLC, L+600, 1.00% LIBOR Floor, 5/12/2021	3 Month LIBOR	Consumer Goods: Non-Durable	10,917	10,819	10,590
SmartBear Software Inc., L+750, 1.00% LIBOR Floor, 12/30/2020	6 Month LIBOR	High Tech Industries	18,872	18,505	18,494
Smile Brands Group, Inc., L+775, 1.25% LIBOR Floor, 8/16/2019(k)	3 Month LIBOR	Healthcare & Pharmaceuticals	3,684	3,631	3,159
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	3 Month LIBOR	Energy: Oil & Gas	7,363	6,809	5,596
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/10/2018(d)(j)	3 Month LIBOR	Hotel, Gaming & Leisure	18,507	18,447	18,507
Telestream Holdings Corp., L+950, 1.00% LIBOR Floor, 1/15/2020	3 Month LIBOR	High Tech Industries	7,433	7,285	7,284
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	3,301	3,267	3,244
Total Senior Secured First Lien Debt				129,097	125,948
Senior Secured Second Lien Debt - 49.1%
ABG Intermediate Holdings 2 LLC, L+850, 1.00% LIBOR Floor, 5/27/2022(d)	3 Month LIBOR	Retail	8,788	8,732	8,414
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022	3 Month LIBOR	Services: Business	16,030	15,411	15,629
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,181	9,568
American Residential Services LLC, L+750, 1.00% LIBOR Floor, 12/31/2021	3 Month LIBOR	Construction & Building	3,700	3,670	3,626
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,075	3,103	3,013
Blue Ribbon, LLC, L+825, 1.00% LIBOR Floor, 11/13/2022(j)	3 Month LIBOR	Beverage, Food & Tobacco	18,000	17,850	17,527
C.H.I. Overhead Doors, Inc., L+775, 1.00% LIBOR Floor, 7/31/2023	3 Month LIBOR	Construction & Building	7,000	6,966	6,615
Concentra Inc., L+800, 1.00% LIBOR Floor, 6/1/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	5,714	5,661	5,600
Deltek, Inc., L+850, 1.00% LIBOR Floor, 6/26/2023	3 Month LIBOR	Services: Business	11,245	11,083	10,852
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,453	8,740
EISI LLC, L+850, 1.00% LIBOR Floor, 9/23/2020(j)	3 Month LIBOR	High Tech Industries	20,000	19,723	19,200
Elements Behavioral Health, Inc., L+1200, 1.00% LIBOR Floor, 2/11/2020(k)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,169	5,131	4,962
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022(g)	3 Month LIBOR	Environmental Industries	3,000	2,975	2,475
Flexera Software LLC, L+700, 1.00% LIBOR Floor, 4/2/2021	1 Month LIBOR	High Tech Industries	9,385	9,093	8,799
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022	1 Month LIBOR	Services: Business	11,410	11,331	10,440
Global Tel*Link Corp., L+775, 1.25% LIBOR Floor, 11/23/2020	3 Month LIBOR	Telecommunications	9,500	9,487	7,149
GTCR Valor Companies, Inc., L+850, 1.00% LIBOR Floor, 11/30/2021	1 Month LIBOR	High Tech Industries	5,000	4,961	4,973
Hilex Poly Co. LLC, L+875, 1.00% LIBOR Floor, 6/5/2022	6 Month LIBOR	Containers, Packaging & Glass	12,409	12,182	11,727
Infiltrator Water Technologies, LLC, L+875, 1.00% LIBOR Floor, 5/26/2023	3 Month LIBOR	Construction & Building	13,917	13,718	13,664
Institutional Shareholder Services Inc., L+750, 1.00% LIBOR Floor, 4/30/2022	3 Month LIBOR	Services: Business	7,860	7,779	7,231
Kronos Inc., L+850, 1.25% LIBOR Floor, 4/30/2020	3 Month LIBOR	High Tech Industries	3,738	3,724	3,740
Landslide Holdings, Inc., L+725, 1.00% LIBOR Floor, 2/25/2021	3 Month LIBOR	Services: Business	9,830	9,823	8,798
Lanyon Solutions, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	High Tech Industries	2,273	2,264	1,978
Learfield Communications, Inc., L+775, 1.00% LIBOR Floor, 10/9/2021	3 Month LIBOR	Media: Broadcasting & Subscription	1,350	1,339	1,345
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	3 Month LIBOR	Services: Business	3,380	3,322	2,974
Mitchell International, Inc., L+750, 1.00% LIBOR Floor, 10/11/2021	3 Month LIBOR	High Tech Industries	7,509	7,492	6,674
MSC.Software Corp., L+750, 1.00% LIBOR Floor, 5/29/2021	3 Month LIBOR	High Tech Industries	15,000	14,807	12,900
Navex Global, Inc., L+875, 1.00% LIBOR Floor, 11/18/2022(j)	6 Month LIBOR	High Tech Industries	16,245	16,012	14,864
Onex TSG Holdings II Corp., L+850, 1.00% LIBOR Floor, 7/31/2023	1 Month LIBOR	Healthcare & Pharmaceuticals	12,249	12,133	12,004
Patterson Medical Supply, Inc., L+775, 1.00% LIBOR Floor, 8/28/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,372	13,230
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	3,469	3,480	2,931
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	1 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,715	14,738
Pike Corp., L+850, 1.00% LIBOR Floor, 6/22/2022	3 Month LIBOR	Energy: Electricity	10,000	9,846	9,900
PODS, LLC, L+825, 1.00% LIBOR Floor, 2/2/2023	3 Month LIBOR	Services: Consumer	9,984	9,929	9,847
PSC Industrial Holdings Corp., L+825, 1.00% LIBOR Floor, 12/5/2021	3 Month LIBOR	Services: Business	10,000	9,831	9,550
RP Crown Parent, LLC, L+1000, 1.25% LIBOR Floor, 12/21/2019	3 Month LIBOR	High Tech Industries	5,000	4,758	4,033

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2016

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Amortized Cost	Fair Value(c)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	4,500	4,477	3,825
SI Organization, Inc., L+800, 1.00% LIBOR Floor, 5/23/2020	3 Month LIBOR	Services: Business	1,511	1,500	1,454
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021	Various	Hotel, Gaming & Leisure	6,220	6,220	6,189
Sterling Midco Holdings, Inc., L+775, 1.00% LIBOR Floor, 6/19/2023	3 Month LIBOR	Services: Business	10,462	10,432	10,096
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023	3 Month LIBOR	Services: Business	10,000	9,857	9,500
Survey Sampling International, LLC, L+900, 1.00% LIBOR Floor, 12/16/2021	3 Month LIBOR	Services: Business	15,000	14,736	14,700
TASC, Inc., 12.00%, 5/23/2021(g)	None	Services: Business	6,175	6,004	5,897
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	1,606	1,568	1,554
TMK Hawk Parent, Corp., L+750, 1.00% LIBOR Floor, 10/1/2022(j)	1 Month LIBOR	Beverage, Food & Tobacco	15,000	14,868	14,775
TransFirst Inc., L+800, 1.00% LIBOR Floor, 11/11/2022	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,368	14,310	14,440
U.S. Renal Care, Inc., L+800, 1.00% LIBOR Floor, 12/29/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,807	9,850
Vestcom International, Inc., L+775, 1.00% LIBOR Floor, 9/30/2022(j)	3 Month LIBOR	Services: Business	15,000	14,936	13,725
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022	6 Month LIBOR	Automotive	16,000	15,876	14,600
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,514	10,643
Total Senior Secured Second Lien Debt				462,442	440,958
Collateralized Securities and Structured Products - Debt - 4.3%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	2,000	2,027	1,920
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	610	617	586
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(g)	3 Month LIBOR	Diversified Financials	5,400	5,400	5,184
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(g)	3 Month LIBOR	Diversified Financials	15,500	15,500	14,725
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(f)(g)	3 Month LIBOR	Diversified Financials	5,000	4,580	3,283
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,000	1,872	1,371
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,500	2,331	1,719
JPMorgan Chase Bank, N.A. Credit Linked Note, L+1225, 12/20/2021(g)	3 Month LIBOR	Diversified Financials	5,000	5,000	4,913
NXT Capital CLO 2014-1, LLC Class E Notes, L+550, 4/23/2026(f)(g)	3 Month LIBOR	Diversified Financials	7,500	7,061	5,038
Total Collateralized Securities and Structured Products - Debt				44,388	38,739
Collateralized Securities and Structured Products - Equity - 2.4%
Anchorage Capital CLO 2012-1, Ltd. Subordinated Notes, 10.33% Estimated Yield, 1/13/2025(g)	(e)	Diversified Financials	4,000	3,088	2,308
APIDOS CLO XVI Subordinated Notes, 12.24% Estimated Yield, 1/19/2025(g)	(e)	Diversified Financials	9,000	5,133	2,141
CENT CLO 19 Ltd. Subordinated Notes, 11.80% Estimated Yield, 10/29/2025(g)	(e)	Diversified Financials	2,000	1,385	976
Dryden XXIII Senior Loan Fund Subordinated Notes, 10.78% Estimated Yield, 7/17/2023(g)	(e)	Diversified Financials	9,250	5,500	3,035
Galaxy XV CLO Ltd. Class A Subordinated Notes, 12.45% Estimated Yield, 4/15/2025(g)	(e)	Diversified Financials	4,000	2,585	2,030
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 12.80% Estimated Yield, 10/20/2025(g)	(e)	Diversified Financials	2,000	1,757	1,335
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 11.42% Estimated Yield, 10/18/2025(g)	(e)	Diversified Financials	8,146	6,689	6,353
Ivy Hill Middle Market Credit Fund X, Ltd. Subordinated Notes, 14.00% Estimated Yield, 7/24/2027(g)	(e)	Diversified Financials	4,760	4,235	3,615
Total Collateralized Securities and Structured Products - Equity				30,372	21,793
Unsecured Debt - 3.0%
Alliant Holdings I, L.P., 8.25%, 8/1/2023	None	Banking, Finance, Insurance & Real Estate	7,255	7,238	7,210
American Tire Distributors, Inc., 10.25%, 3/1/2022	None	Automotive	5,000	4,857	4,487
NFP Corp., 9.00%, 7/15/2021	None	Banking, Finance, Insurance & Real Estate	9,000	8,960	8,640
Radio One, Inc., 9.25%, 2/15/2020	None	Media: Broadcasting & Subscription	9,000	8,529	6,266
Total Unsecured Debt				29,584	26,603

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2016

(in thousands)

		Amortized Cost	Fair Value
Short Term Investments - 2.1%(h)
First American Treasury Obligations Fund, Class Z Shares, 0.17%(i)		18,523	18,523
Total Short Term Investments		18,523	18,523
TOTAL INVESTMENTS - 74.9%		$714,406	$672,564
OTHER ASSETS IN EXCESS OF LIABILITIES - 25.1%			$225,044
NET ASSETS - 100%			$897,608
TOTAL RETURN SWAP - (4.1)%	Notional Amount		Unrealized Depreciation
Citibank TRS Facility (see Note 7)	$721,919		$(36,508)

(a)

All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note (g) below. Except for CĪON / Capitala Senior Loan Fund I, LLC, or CCSLF, the Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio. See Note 6 for a description of the Company's investment in CCSLF. Unless specifically identified, investments do not contain a paid-in-kind, or PIK, interest provision.

(b)

The 1, 3, and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.44%, 0.63%, and 0.90%, respectively, as of March 31, 2016.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2016, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2016.

(c)	Fair value determined by the Company’s board of directors (see Note 9).

(d)

As discussed in Note 11, on March 31, 2016 and May 5, 2016, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,069 and $1,119 to Studio Movie Grill Holdings, LLC and ABG Intermediate Holdings 2 LLC, respectively.

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

(f)

Great Lakes CLO 2014-1 Class E Notes, Ivy Hill Middle Market Credit Fund VII Class E Notes and NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of March 31, 2016. JFIN CLO 2014 Class E Notes were rated BB on S&P's credit scale as of March 31, 2016.

(g)

The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2016, 90.7% of the Company’s total assets represented qualifying assets. In addition, as described in Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 87.8% of the Company’s total assets represented qualifying assets as of March 31, 2016.

(h)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(i)	7-day effective yield as of March 31, 2016.

(j)	Security was pledged as collateral supporting the amounts outstanding, if any, under the revolving credit facility with East West Bank as of March 31, 2016.

(k)

For the three months ended March 31, 2016, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

			Interest Rate			Interest Amount
	Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	All-in-Rate
	Elements Behavioral Health, Inc.(l)	Senior Secured Second Lien Debt	-	13.00%	13.00%	$-	$152	$152
	Smile Brands Group, Inc.	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$74	$15	$89

(l)

Prior to February 12, 2016, Elements Behavioral Health, Inc. notified the Company that it would not make its scheduled interest payment due on that date. As a result, the Company entered into a new Forbearance Agreement and Eighth Amendment to Second Lien Credit Agreement, which, among other things, modified the interest rate to LIBOR plus 12% and specified that all interest shall be paid-in-kind on each interest payment date through the earlier of the forbearance period termination or September 30, 2016. The investment has not been placed on non-accrual status as the Company believes that all principal and interest is likely to be collected.

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

(a)

All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (g) below. Except for CCSLF, the Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio. Unless specifically identified, investments do not contain a paid-in-kind, or PIK, interest provision.

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

March 31, 2016

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2015 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2015 are derived from the 2015 audited consolidated financial statements and include the accounts of the Company’s wholly-owned subsidiaries. The Company does not consolidate its interest in CCSLF. See Note 6 for a description of the Company’s investment in CCSLF.

The Company is considered an investment company as defined in Accounting Standards Update Topic 946, Financial Services - Investment Companies, or ASU 946. Accordingly, the required disclosures as outlined in ASU 946 are included in the Company’s consolidated financial statements.

The Company evaluates subsequent events through the date that the consolidated financial statements are issued.

Recently Adopted Accounting Standards

In February 2015, the Financial Accounting Standard Board, or the FASB, issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance was adopted by the Company during the three months ended March 31, 2016, which did not have a material impact on the Company’s consolidated financial statements. In addition, no prior-period information was retrospectively adjusted as a result of the adoption of ASU 2015-02.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 requires retrospective application and represents a change in accounting principle.  In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, which allows an entity to continue to present line of credit issuance costs as an asset, regardless of whether there are any outstanding borrowings on the line of credit.  This guidance was adopted by the Company during the three months ended March 31, 2016. As a result, debt issuance costs of $172 were presented as prepaid and other assets in the consolidated balance sheet as of March 31, 2016 as the Company had no recognized debt liability. In addition, no prior-period information was retrospectively adjusted as a result of the adoption of this guidance.

In May 2015, the FASB issued ASU 2015-07,  Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), or ASU 2015-07, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  ASU 2015-07 requires retrospective application and represents a change in accounting principle.  This guidance was adopted by the Company during the three months ended March 31, 2016, which did not have a material impact on the Company’s consolidated financial statements. In addition, no prior-period information was retrospectively adjusted as a result of the adoption of ASU 2015-07.

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

Short Term Investments

Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $18,523 and $18,892 of such investments at March 31, 2016 and December 31, 2015, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

The following table summarizes offering, organizational and other costs incurred by IIG and by the Company from January 31, 2012 (Inception) through March 31, 2016:

	Offering, Organizational and Other Costs Incurred by IIG
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(4)	Total
Year Ended
December 31, 2012(1)	$192	$1,620	$200	$2,012
December 31, 2013	-	-	-	-
December 31, 2014	-	-	-	-
December 31, 2015	-	-	-	-
Three Months Ended
March 31, 2016	-	-	-	-
Total	192	1,620	200	2,012
Costs submitted for reimbursement by IIG(2)	(192)	(1,620)	(200)	(2,012)
Total Unreimbursed Costs at March 31, 2016	$-	$-	$-	$-

	Offering, Organizational and Other Costs Incurred by the Company(3)
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(4)	Total
Year Ended
December 31, 2012(1)	$-	$30	$-	$30
December 31, 2013	-	1,787	-	1,787
December 31, 2014	-	2,026	-	2,026
December 31, 2015	-	2,397	-	2,397
Three Months Ended
March 31, 2016	-	429	-	429
Total	-	6,669	-	6,669
Costs reimbursed by the Company(2)	192	1,620	200	2,012
Total Costs Incurred by the Company	$192	$8,289	$200	$8,681

Costs paid as of March 31, 2016	$192	$8,074	$200	$8,466
Costs accrued as of March 31, 2016(5)	-	215	-	215
Total Costs Incurred by the Company	$192	$8,289	$200	$8,681

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

(5)

Of this amount, $17 is presented as Due to IIG - offering, organizational and other costs and the remainder is included in accounts payable and accrued expenses on the consolidated balance sheet at March 31, 2016.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

Loans and debt securities, including those that are individually identified as being impaired under Accounting Standards Codification 310, Receivables, or ASC 310, are generally placed on non-accrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the debt agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan or security is placed on non-accrual status is reversed against interest income. Interest income is recognized on non-accrual loans or debt securities only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan or debt security. Loans or securities are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

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

March 31, 2016

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

Note 3. Share Transactions

The Company’s initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. The Company’s follow-on continuous public offering commenced on January 25, 2016.

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	49,722	$474	10,602,475	$109,731
Reinvestment of distributions	1,131,095	9,683	362,547	3,410
Total gross shares/proceeds	1,180,817	10,157	10,965,022	113,141
Sales commissions and dealer manager fees	-	(50)	-	(10,016)
Net shares/proceeds	1,180,817	10,107	10,965,022	103,125
Share repurchase program	(272,148)	(2,437)	(48,947)	(460)
Net shares/proceeds from share transactions	908,669	$7,670	10,916,075	$102,665

During the three months ended March 31, 2016 and 2015, the Company sold 1,180,817 and 10,965,022 shares, respectively, at an average price per share of $8.60 and $10.32, respectively.

Since commencing its initial continuous public offering on July 2, 2012 and through March 31, 2016, the Company sold 104,723,030 shares of common stock for net proceeds of $1,069,240 at an average price per share of $10.21. The net proceeds include gross proceeds received from reinvested shareholder distributions of $55,109, for which the Company issued 5,999,087 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $10,019, for which the Company repurchased 1,083,608 shares of common stock.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

During the period from April 1, 2016 to May 5, 2016, the Company sold 226,605 shares of common stock pursuant to its follow-on continuous public offering for gross proceeds of $2,145 at an average price per share of $9.47. The Company also received gross proceeds of $2,992 from reinvested shareholder distributions, for which the Company issued 344,505 shares of common stock, and paid $5,827 for shares of common stock tendered for repurchase, for which the Company repurchased 674,429 shares of common stock.

Since commencing its initial continuous public offering on July 2, 2012 and through May 5, 2016, the Company sold 104,619,711 shares of common stock for net proceeds of $1,068,550 at an average price per share of $10.21. The net proceeds include gross proceeds received from reinvested shareholder distributions of $58,101, for which the Company issued 6,343,592 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $15,846, for which the Company repurchased 1,758,037 shares of common stock.

To ensure that the offering price per share, net of sales commissions and dealer manager fees, equaled or exceeded the net asset value per share on each subscription closing date and distribution reinvestment date, certain of the Company’s directors increased the offering price per share of common stock on certain dates. Due to a decline in the Company’s net asset value per share to an amount more than 2.5% below the Company’s then-current net offering price, certain of the Company’s directors decreased the offering price per share of common stock on certain dates.

The changes to our offering price per share since the commencement of our initial continuous public offering and the associated effective dates of such changes were as follows:

Approval Date	Effective Date	New Offering Price Per Share
December 28, 2012	January 2, 2013	$10.04
January 31, 2013	February 1, 2013	$10.13
March 14, 2013	March 18, 2013	$10.19
May 15, 2013	May 16, 2013	$10.24
August 15, 2013	August 16, 2013	$10.32
February 4, 2014	February 5, 2014	$10.45
October 6, 2015	October 7, 2015	$10.20
November 24, 2015	November 25, 2015	$10.05
December 22, 2015	December 23, 2015	$9.95
March 8, 2016	March 9, 2016	$9.40
March 15, 2016	March 16, 2016	$9.45
March 22, 2016	March 23, 2016	$9.50
March 29, 2016	March 30, 2016	$9.55
April 5, 2016	April 6, 2016	$9.60
April 26, 2016	April 27, 2016	$9.65
May 3, 2016	May 4, 2016	$9.70
May 10, 2016	May 11, 2016	$9.75
Cumulative Net Decrease		($0.25)

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

The Company limits the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the issuance of shares pursuant to its fourth amended and restated distribution reinvestment plan. At the discretion of the Company’s board of directors, it may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. In addition, the Company limits the number of shares to be repurchased in any calendar year to 15% of the weighted average number of shares outstanding in the prior calendar year, or 3.75% in each quarter, though the actual number of shares that it offers to repurchase may be less in light of the limitations noted above. The Company currently offers to repurchase such shares at a price equal to 90% of the offering price in effect on each date of repurchase.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

On January 22, 2016, the Company further amended the terms of the quarterly share repurchase program, effective as of the Company’s quarterly repurchase offer for the first quarter of 2016, which commenced in February 2016 and was completed in April 2016. Under the further amended share repurchase program, the Company will offer to repurchase shares of common stock at a price equal to 90% of the public offering price in effect on each date of repurchase.

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

The following table summarizes the share repurchases completed during the three months ended March 31, 2016:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2016	January 4, 2016	272,148	100%	$8.96	$2,437
Total		272,148			$2,437

Note 4. Transactions with Related Parties

For the three months ended March 31, 2016 and 2015, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2016	2015
CĪON Securities, LLC	Dealer manager	Dealer manager fees(1)	$15	$3,251
CIM	Investment adviser	Management fees(2)	4,512	2,760
CIM	Investment adviser	Incentive fees(2)	-	1,454
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	292	454
IIG	Sponsor	Recoupment of expense support(2)	119	837
			$4,938	$8,756

(1) Amounts charged directly to equity.

(2) Amounts charged directly to operations.

The Company has entered into certain agreements with CIM’s affiliate, CĪON Securities, LLC, formerly known as ICON Securities, LLC, or CĪON Securities, whereby the Company pays certain fees and reimbursements. CĪON Securities is entitled to receive a 3% dealer manager fee from gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 and through May 5, 2016, the Company paid or accrued sales commissions of $61,540 to the selling dealers and dealer manager fees of $30,118 to CĪON Securities.

The Company has entered into an investment advisory agreement with CIM. On December 7, 2015, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2015. Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is described in Note 2. Refer to Note 7 for a discussion of CIM’s entitlement to receive incentive fees and the Company’s accrual of the incentive fee on capital gains with respect to the TRS.

The Company accrues the capital gains incentive fee based on net realized gains and unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three months ended March 31, 2015, the Company recorded capital gains incentive fees of $1,454 related to the change in unrealized (depreciation) appreciation. As of and for the three months ended March 31, 2016, the Company had no liability for and did not record any capital gain incentive fees.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

With respect to the TRS, CIM will become entitled to receive a capital gains incentive fee only upon the termination or disposition of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS will be realized. See Note 2 and Note 7 for an additional discussion of CIM’s entitlement to receive payment of incentive fees and the Company’s accrual of the incentive fee on capital gains with respect to the TRS.

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

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offerings (without giving effect to any potential expense support from IIG and its affiliates). If the Company sells the maximum number of shares at its latest public offering price of $9.75 per share, the Company estimates that it may incur up to approximately $29,979 of expenses. With respect to any reimbursements for offering and organizational costs, the Company will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.

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

Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of March 31, 2016, the Company raised gross offering proceeds of $1,024,150, of which it can pay up to $15,362 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through March 31, 2016, the Company paid $8,466 of such costs, leaving an additional $6,896 that can be paid. As of May 5, 2016, the Company raised gross offering proceeds of $1,026,295, of which it can pay up to $15,394 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through May 5, 2016, the Company paid $8,632 of such costs, leaving an additional $6,762 that can be paid.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with IIG, whereby IIG agreed to provide expense support to the Company in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. On December 13, 2013 and January 16, 2015, the Company and IIG amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from January 30, 2014 to January 30, 2015 and from January 30, 2015 to December 31, 2015, respectively. On December 16, 2015, the Company further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the agreement and extending the termination date from December 31, 2015 to December 31, 2016. Commencing with the quarter beginning January 1, 2016, IIG and AIM each agrees to provide expense support to the Company for 50% of its expenses as described above.

For the three months ended March 31, 2016 and 2015, the Company did not receive any expense support from IIG or AIM.

Pursuant to the expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse IIG for any amounts funded by IIG under such agreement (i) if expense support amounts funded by IIG exceed operating expenses incurred during any fiscal quarter, (ii) if the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to shareholders, and (iii) during any fiscal quarter occurring within three years of the date on which IIG funded such amount. Pursuant to the second amended and restated expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse IIG and AIM for any amounts funded by IIG and AIM under the same circumstances described above. The obligation to reimburse IIG and AIM for any expense support provided by IIG and AIM under such agreement is further conditioned by the following: (i) in the period in which reimbursement is sought, the ratio of operating expenses to average net assets, when considering the reimbursement, cannot exceed the ratio of operating expenses to average net assets, as defined, for the period when the expense support was provided; (ii) in the period when reimbursement is sought, the annualized distribution rate cannot fall below the annualized distribution rate for the period when the expense support was provided; and (iii) the expense support can only be reimbursed within three years from the date the expense support was provided.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

Recoupment of expense support will be determined as appropriate to meet the objectives of the second amended and restated expense support and conditional reimbursement agreement. During the three months ended March 31, 2016 and 2015, the Company recorded obligations to repay expense support from IIG of $119 and $837, respectively. During the three months ended March 31, 2016, the Company repaid expense support of $480 to IIG. During the three months ended March 31, 2015, the Company did not repay expense support to IIG. The Company may or may not be requested to reimburse any remaining expense support in the future.

The Company, AIM, or IIG may terminate the second amended and restated expense support and conditional reimbursement agreement at any time. IIG and AIM have indicated that they expect to continue such expense support until they believe that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income. If the Company terminates the investment advisory agreement with CIM and/or the investment sub-advisory agreement with AIM, the Company may be required to repay IIG and AIM all unreimbursed expense support funded by IIG and AIM within three years of the date of termination. The specific amount of expenses support provided by IIG and AIM, if any, will be determined at the end of each quarter. There can be no assurance that the second amended and restated expense support and conditional reimbursement agreement will remain in effect or that IIG and AIM will support any portion of the Company’s expenses in future quarters.

The table below presents a summary of all expenses supported by IIG and the associated dates through which such expenses are eligible for reimbursement by the Company for each of the following three month periods.

Three Months Ended	Expense Support from IIG	Recoupment of Expense Support(4)	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$117	$117	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819	819	-	2.75%	7.00%	March 31, 2016
June 30, 2013	1,148	1,148	-	1.43%	7.00%	June 30, 2016
September 30, 2013	1,297	1,297	-	0.49%	7.00%	September 30, 2016
December 31, 2013	695	695	-	0.31%	7.00%	December 31, 2016
March 31, 2014	1,049	1,049	-	0.27%	7.00%	March 31, 2017
June 30, 2014	-	-	-	0.31%	7.00%	June 30, 2017
September 30, 2014	-	-	-	0.13%	7.00%	September 30, 2017
December 31, 2014	831	283	548	0.15%	7.00%	December 31, 2017
March 31, 2015	-	-	-	0.21%	7.00%	March 31, 2018
June 30, 2015	-	-	-	0.18%	7.00%	June 30, 2018
September 30, 2015	-	-	-	0.15%	7.00%	September 30, 2018
December 31, 2015	-	-	-	0.12%	7.00%	December 31, 2018
March 31, 2016	-	-	-	0.15%	7.00%	March 31, 2019
Total	$5,956	$5,408	$548

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

(4)	As of March 31, 2016, expense support recoupments of $119 were payable to IIG.

As of March 31, 2016 and December 31, 2015, the total liability payable to CIM and its affiliates was $4,941 and $5,735, respectively, which primarily related to fees earned by CIM during the three months ended March 31, 2016 and December 31, 2015, respectively.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

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

Note 5. Distributions

The Company’s board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of common stock. During the year ended December 31, 2015 and the three months ended March 31, 2016, the Company’s board of directors declared distributions for 52 and 13 record dates, respectively. Declared distributions are paid monthly.

The following table presents cash distributions per share that were declared during the year ended December 31, 2015 and the three months ended March 31, 2016:

	Distributions
Three Months Ended	Per Share	Amount
2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
June 30, 2015 (thirteen record dates)	0.1829	13,223
September 30, 2015 (thirteen record dates)	0.1829	15,517
December 31, 2015 (thirteen record dates)	0.1829	17,761
Total distributions for the year ended December 31, 2015	$0.7316	$57,268

2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
Total distributions for the three months ended March 31, 2016	$0.1829	$19,004

On March 22, 2016, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on April 27, 2016 to shareholders of record on April 5, April 12, April 19, and April 26, 2016. On April 15, 2016, the Company’s board of directors declared five weekly cash distributions of $0.014067 per share, payable on June 1, 2016 to shareholders of record on May 3, May 10, May 17, May 24, and May 31, 2016.

The Company has adopted an “opt in” distribution reinvestment plan for shareholders. As a result, if the Company makes a distribution, shareholders will receive distributions in cash unless they specifically “opt in” to the fourth amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

On November 2, 2015, the Company further amended and restated its distribution reinvestment plan pursuant to the third amended and restated distribution reinvestment plan, or the Third Amended DRIP. The Third Amended DRIP was effective as of, and first applied to the reinvestment of cash distributions paid on or after, the closing of the Company’s initial continuous public offering on December 31, 2015. Prior to the Third Amended DRIP, cash distributions to participating shareholders were reinvested in additional shares of common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Under the Third Amended DRIP, cash distributions to participating shareholders were reinvested in additional shares of common stock at a purchase price determined by the Company’s board of directors or a committee thereof, in its sole discretion, that was (i) not less than the net asset value per share determined in good faith by the board of directors or a committee thereof, in their sole discretion, immediately prior to the payment of the distribution, or the NAV Per Share, and (ii) not more than 2.5% greater than the NAV Per Share as of such date. The purchase price determined for the January and February 2016 reinvestment of cash distributions under the Third Amended DRIP was $8.63 and $8.45 per share, respectively.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

On January 22, 2016, the Company further amended and restated its distribution reinvestment plan pursuant to the fourth amended and restated distribution reinvestment plan, or the Fourth Amended DRIP.  The Fourth Amended DRIP became effective as of, and first applied to the reinvestment of cash distributions paid on, March 30, 2016. Under the Fourth Amended DRIP, cash distributions to participating shareholders will be reinvested in additional shares of common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance.

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from IIG and AIM, which is subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. Through December 31, 2014, a portion of the Company’s distributions resulted from expense support from IIG, and future distributions may result from expense support from IIG and AIM, each of which is subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or IIG and AIM continue to provide such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. IIG and AIM have no obligation to provide expense support to the Company in future periods.

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.1008	$10,475	55.1%	$0.0362	$2,131	19.8%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.0789	8,193	43.1%	0.1088	6,408	59.5%
Net gain on TRS loan sales	0.0016	169	0.9%	0.0034	199	1.9%
Net realized gain on investments	-	-	-	0.0098	575	5.3%
Distributions in excess of net investment income(1)	0.0016	167	0.9%	0.0247	1,454	13.5%
Total distributions	$0.1829	$19,004	100.0%	$0.1829	$10,767	100.0%

(1)

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

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. These book/tax differences, which could be material, are primarily due to differing treatments of income and gains on various investments held by the Company. Permanent book/tax differences result in reclassifications to capital in excess of par value, accumulated undistributed net investment income, accumulated undistributed realized gain on investments, and accumulated undistributed realized gain on total return swap. During 2015, permanent differences primarily due to the treatment of TRS and non-deductible share offering costs resulted in a net decrease in distributions in excess of net investment income, a net decrease in accumulated realized gains and a net decrease to capital in excess of par value. These reclassifications had no effect on net assets.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. All distributions for 2015 were characterized as ordinary income distributions for federal income tax purposes.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

The tax components of accumulated earnings for the current year will be determined at year end. As of December 31, 2015, the components of accumulated earnings on a tax basis were as follows:

December 31, 2015
Net unrealized depreciation on investments and total return swap	$(64,137)
Total accumulated earnings	$(64,137)

As of March 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,834; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $81,184; the net unrealized depreciation was $78,350; and the aggregate cost of securities for Federal income tax purposes was $714,406.

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

Note 6. Investments

The composition of the Company’s investment portfolio as of March 31, 2016 and December 31, 2015 at amortized cost and fair value was as follows:

	March 31, 2016			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio	Amortized Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$129,097	$125,948	19.3%	$106,147	$104,187	16.0%
Senior secured second lien debt	462,442	440,958	67.4%	468,899	453,713	69.7%
Collateralized securities and structured products - debt	44,388	38,739	5.9%	44,361	41,663	6.4%
Collateralized securities and structured products - equity	30,372	21,793	3.3%	31,184	24,604	3.8%
Unsecured debt	29,584	26,603	4.1%	29,553	26,740	4.1%
Subtotal/total percentage	695,883	654,041	100.0%	680,144	650,907	100.0%
Short term investments(2)	18,523	18,523		18,892	18,892
Total investments	$714,406	$672,564		$699,036	$669,799

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on the Company’s investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

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

The Company and Capitala have committed to provide an aggregate of up to $50,000 of equity to CCSLF, with the Company providing up to $40,000 and Capitala providing up to $10,000.  In addition, CCSLF intends to obtain third party asset-level financing. As of March 31, 2016 and December 31, 2015, CCSLF held no assets and generated no net income and as a result, is not included on the Company’s consolidated schedules of investments as of March 31, 2016 and December 31, 2015. If and when the Company and Capitala fund CCSLF with new investments, CCSLF will be presented as a controlled investment as defined by the 1940 Act. An investment is controlled under the 1940 Act when a company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the portfolio company's board representation.

The Company has determined that CCSLF is an investment company under ASC 946. However, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate CCSLF.

As of May 5, 2016, the Company’s unfunded commitment to CCSLF was $40,000.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$120,846	18.5%	$124,412	19.1%
High Tech Industries	114,361	17.5%	86,848	13.3%
Beverage, Food & Tobacco	60,761	9.3%	62,314	9.6%
Diversified Financials	60,532	9.2%	66,267	10.2%
Healthcare & Pharmaceuticals	48,805	7.5%	54,122	8.3%
Banking, Finance, Insurance & Real Estate	33,303	5.1%	32,224	5.0%
Hotel, Gaming & Leisure	26,617	4.1%	26,839	4.1%
Chemicals, Plastics & Rubber	26,409	4.0%	27,161	4.2%
Media: Advertising, Printing & Publishing	24,200	3.7%	24,627	3.8%
Construction & Building	23,905	3.6%	24,099	3.7%
Automotive	19,087	2.9%	19,766	3.0%
Consumer Goods: Non-Durable	13,834	2.1%	13,974	2.1%
Energy: Electricity	13,561	2.1%	13,677	2.1%
Containers, Packaging & Glass	11,727	1.8%	11,851	1.8%
Telecommunications	10,974	1.7%	9,148	1.4%
Services: Consumer	9,847	1.5%	13,154	2.0%
Media: Diversified & Production	9,622	1.5%	10,153	1.6%
Media: Broadcasting & Subscription	9,165	1.4%	9,952	1.5%
Retail	8,414	1.3%	8,623	1.4%
Energy: Oil & Gas	5,596	0.8%	6,274	1.0%
Environmental Industries	2,475	0.4%	2,850	0.4%
Capital Equipment	-	-	2,572	0.4%
Subtotal/total percentage	654,041	100.0%	650,907	100.0%
Short term investments	18,523		18,892
Total investments	$672,564		$669,799

	March 31, 2016		December 31, 2015
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$590,324	90.3%	$581,756	89.4%
Cayman Islands	28,166	4.3%	32,258	5.0%
Germany	22,415	3.4%	22,960	3.5%
Netherlands	8,740	1.3%	9,120	1.4%
United Kingdom	2,475	0.4%	2,850	0.4%
Canada	1,921	0.3%	1,963	0.3%
Subtotal/total percentage	654,041	100.0%	650,907	100.0%
Short term investments	18,523		18,892
Total investments	$672,564		$669,799

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

As of March 31, 2016 and December 31, 2015, there were no delinquent investments or investments on non-accrual status.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2016 and December 31, 2015, the Company’s unfunded commitments amounted to $42,188 and $43,404, respectively. As of May 5, 2016, the Company’s unfunded commitments amounted to $82,188.  Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

Note 7. Total Return Swap

On December 17, 2012, the Company, through its wholly-owned subsidiary, Flatiron Funding, LLC, or Flatiron, entered into a TRS with Citibank, N.A., or Citibank.  Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $150,000 to $225,000, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS to $275,000 effective February 18, 2014, to $325,000 effective April 30, 2014, to $375,000 effective July 30, 2014, to $475,000 effective September 5, 2014, to $600,000 effective January 20, 2015, to $750,000 effective March 4, 2015 and to $800,000 effective March 22, 2016. Effective October 2, 2015, Flatiron and Citibank amended the TRS to extend the termination or call date from December 17, 2015 to March 17, 2016 and to provide that the floating rate index specified for each loan included in the TRS will not be less than zero. On December 22, 2015, Flatiron and Citibank further amended the TRS to reduce the ramp-down period from 90 days to 30 days prior to the termination date, which represents the period when reinvestment is no longer permitted under the terms of the TRS. Effective February 18, 2016, Flatiron and Citibank further amended the TRS to extend the termination or call date from March 17, 2016 to February 18, 2017, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.35% to 1.40% per year. The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to herein as the TRS Agreement.

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

The TRS with Citibank enables the Company, through its ownership of Flatiron, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Flatiron borrowing funds to acquire loans and incurring interest expense to a lender. Under the terms of the TRS Agreement, each asset underlying the TRS constitutes a separate total return swap transaction, although all calculations and payments required to be made under the TRS Agreement are calculated and treated on an aggregate basis, based upon all such transactions.

The obligations of Flatiron under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Flatiron, which generally will equal the value of cash collateral provided by Flatiron under the TRS. Pursuant to the terms of the TRS, Flatiron may select loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $800,000. Flatiron is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Flatiron agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Flatiron are available to pay the debts of the Company.

Unless otherwise specified, each individual loan must meet the obligation criteria described in the TRS Agreement, which includes requirements that the loan be rated by Moody’s and S&P, be part of a loan facility of at least $125 million and have at least two bid quotations from a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the obligation criteria for each loan in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to remove the underlying loan from the TRS either through a sale negotiated by the Company or the price determined by Citibank. Citibank also determines whether there has been a failure to satisfy the portfolio criteria in the TRS, which includes limits on issuer and industry concentration as well as Moody’s and S&P credit metrics. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Flatiron receives from Citibank all interest and fees payable in respect of the loans included in the TRS. Flatiron pays to Citibank interest at a rate equal to, in respect of each loan included in the TRS, the floating rate index specified for such loan, which will not be less than zero, plus 1.40% per year. In addition, upon the termination or repayment of any loan subject to the TRS, Flatiron will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

Citibank may terminate the TRS on or after February 18, 2017, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 80% of the maximum portfolio amount, multiplied by the spread over the floating index rate. The Company estimates the early termination fee would have been approximately $8,010 at March 31, 2016. Flatiron may also be required to pay a minimum usage fee in connection with the TRS. As of March 31, 2016 and December 31, 2015, Flatiron owed Citibank a minimum usage fee of $4.

The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS are valued in the same manner as loans owned by the Company.  As of March 31, 2016 and December 31, 2015, the fair value of the TRS was ($36,508) and ($34,900), respectively. The fair value of the TRS is reflected as unrealized depreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized (depreciation) appreciation on total return swap. As of March 31, 2016 and December 31, 2015, Flatiron had selected 89 and 90 underlying loans with a total notional amount of $721,919 and $718,025, respectively. For the same periods, Flatiron posted $231,831 and $226,316 in cash collateral held by Citibank (of which only $192,194 and $187,802  was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. As of March 31, 2016 and December 31, 2015, the net receivable on the TRS consisted of the following:

	March 31, 2016	December 31, 2015
Interest and other income from TRS portfolio	$9,158	$8,882
Interest and other expense from TRS portfolio	(2,755)	(2,309)
Net gain on TRS loan sales	306	(398)
Net Receivable(1)	$6,709	$6,175

(1)	Net receivable is reflected in receivable due on total return swap on the Company's consolidated balance sheets.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

                 Receivable due on the TRS is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and fees and net gains on sales and principal repayments of underlying loans of the TRS. For the three months ended March 31, 2016 and 2015, the net realized gain on the TRS consisted of the following:

	Three Months Ended March 31,
	2016	2015
Interest and other income from TRS portfolio	$11,646	$8,414
Interest and other expense from TRS portfolio	(3,453)	(2,006)
Net gain on TRS loan sales	169	199
Net realized gain(1)	$8,362	$6,607

(1)	Net realized gain is reflected in net realized gain on total return swap on the Company's consolidated statements of operations.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of and for the three months ended March 31, 2016, Flatiron was in compliance with all covenants and reporting requirements.

CIM has not taken any incentive fees with respect to the Company’s TRS to date. For purposes of computing the capital gains incentive fee, CIM will become entitled to a capital gains incentive fee only upon the termination or disposition of the TRS, at which point all gains and losses of the underlying loans constituting the reference assets of the TRS will be realized. For purposes of computing the subordinated incentive fee on income, CIM is not entitled to a subordinated incentive fee on income with respect to the TRS. The net unrealized appreciation on the TRS, if any, is reflected in total assets on the Company’s consolidated balance sheets and included in the computation of the base management fee. The base management fee does not include any net unrealized depreciation on the TRS as such amounts are not included in total assets.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2016:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Debt
ABG Intermediate Holdings 2 LLC, L+450, 1.00% LIBOR Floor, 5/27/2021	3 Month LIBOR	Retail	$6,719	$6,560	$(159)
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022	1 Month LIBOR	Retail	14,682	14,200	(482)
Access CIG, LLC, L+500, 1.00% LIBOR Floor, 10/18/2021	3 Month LIBOR	Services: Business	6,803	6,773	(30)
Albertson's LLC, L+450, 1.00% LIBOR Floor, 12/21/2022	3 Month LIBOR	Retail	4,614	4,671	57
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,831	7,572	(259)
Alvogen Pharma US, Inc., L+500, 1.00% LIBOR Floor, 4/1/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	14,857	14,657	(200)
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	12,251	12,220	(31)
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020	3 Month LIBOR	Energy: Oil & Gas	4,254	737	(3,517)
American Residential Services, LLC, L+450, 1.00% LIBOR Floor, 6/30/2021	1 Month LIBOR	Construction & Building	14,175	14,147	(28)
AqGen Ascensus, Inc., L+450, 1.00% LIBOR Floor, 12/5/2022	3 Month LIBOR	Services: Business	2,908	3,001	93
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	1,928	1,769	(159)
At Home Holding III Inc., L+400, 1.00% LIBOR Floor, 6/3/2022	3 Month LIBOR	Retail	5,546	5,407	(139)
Avaya Inc., L+525, 1.00% LIBOR Floor, 5/29/2020	3 Month LIBOR	Telecommunications	14,674	9,987	(4,687)
Azure Midstream Energy, LLC, L+650, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	2,431	1,278	(1,153)
BRG Sports, Inc., L+550, 1.00% LIBOR Floor, 4/15/2021	1 Month LIBOR	Consumer Goods: Durable	12,799	12,787	(12)
Builders FirstSource Inc., L+500, 1.00% LIBOR Floor, 7/29/2022(d)	3 Month LIBOR	Forest Products & Paper	14,209	14,168	(41)
Caraustar Industries, Inc., L+675, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	18,085	18,176	91
Cast & Crew Payroll, LLC , L+375, 1.00% LIBOR Floor, 8/12/2022	3 Month LIBOR	Services: Business	1,307	1,275	(32)
CDS U.S. Intermediate Holdings, Inc., L+400, 1.00% LIBOR Floor, 7/8/2022	3 Month LIBOR	Hotel, Gaming & Leisure	1,806	1,749	(57)
Central Security Group, Inc., L+525, 1.00% LIBOR Floor, 10/6/2020	3 Month LIBOR	Services: Consumer	13,014	12,812	(202)
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019	3 Month LIBOR	Retail	8,625	6,597	(2,028)
Chemstralia Pty Ltd., L+625, 1.00% LIBOR Floor, 2/28/2022(d)	3 Month LIBOR	Chemicals, Plastics & Rubber	2,992	2,918	(74)
CSC Holdings, LLC, L+400, 1.00% LIBOR Floor, 10/9/2022	3 Month LIBOR	Telecommunications	18,844	18,973	129
CSP Technologies North America, LLC, L+600, 1.00% LIBOR Floor, 1/29/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	13,488	13,626	138
CT Technologies Intermediate Holdings, Inc., L+425, 1.00% LIBOR Floor, 12/1/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	14,793	14,668	(125)
DAE Aviation Holdings, Inc., L+425, 1.00% LIBOR Floor, 7/7/2022	3 Month LIBOR	Aerospace & Defense	7,572	7,585	13
David's Bridal, Inc., L+400, 1.25% LIBOR Floor, 10/11/2019	3 Month LIBOR	Retail	4,338	4,095	(243)
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022(d)	3 Month LIBOR	Services: Business	12,972	13,046	74
Deltek, Inc., L+400, 1.00% LIBOR Floor, 6/25/2022	3 Month LIBOR	Services: Business	3,068	3,074	6
Diamond Resorts Corp., L+450, 1.00% LIBOR Floor, 5/9/2021(d)	3 Month LIBOR	Consumer Goods: Non-Durable	3,586	3,496	(90)
EIG Investors Corp., L+523, 1.00% LIBOR Floor, 11/9/2019(d)	3 Month LIBOR	Services: Business	1,836	1,759	(77)
Emmis Operating Company, L+600, 1.00% LIBOR Floor, 6/10/2021	3 Month LIBOR	Media: Broadcasting & Subscription	8,694	7,623	(1,071)
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(d)	6 Month LIBOR	High Tech Industries	7,229	5,962	(1,267)
Global Cash Access, Inc., L+525, 1.00% LIBOR Floor, 12/18/2020	3 Month LIBOR	Hotel, Gaming & Leisure	10,987	10,424	(563)
GTCR Valor Companies, Inc., L+500, 1.00% LIBOR Floor, 5/30/2021	1 Month LIBOR	High Tech Industries	3,888	3,907	19
HC Group Holdings III, Inc., L+500, 1.00% LIBOR Floor, 4/7/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	12,415	12,447	32
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	4,866	4,579	(287)
Hemisphere Media Holdings, LLC, L+400, 1.00% LIBOR Floor, 7/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	3,857	3,787	(70)
Hilex Poly Co. LLC, L+500, 1.00% LIBOR Floor, 12/5/2021	3 Month LIBOR	Containers, Packaging & Glass	8,275	8,334	59
Hyperion Insurance Group Ltd., L+450, 1.00% LIBOR Floor, 4/29/2022(d)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,032	2,891	(141)
IMG Worldwide Holdings, LLC, L+425, 1.00% LIBOR Floor, 5/6/2021	3 Month LIBOR	Media: Diversified & Production	14,331	14,504	173
Infiltrator Water Technologies, LLC, L+425, 1.00% LIBOR Floor, 5/27/2022	3 Month LIBOR	Construction & Building	8,978	9,019	41
inVentiv Health, Inc., L+625, 1.50% LIBOR Floor, 5/15/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,919	(81)
Lanyon Solutions, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	3 Month LIBOR	High Tech Industries	1,145	1,099	(46)
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020	1 Month LIBOR	Services: Business	5,882	5,586	(296)
Murray Energy Corp., L+650, 1.00% LIBOR Floor, 4/16/2020	6 Month LIBOR	Mining & Metals	3,466	1,814	(1,652)
Navex Global, Inc, L+475, 1.00% LIBOR Floor, 11/19/2021	6 Month LIBOR	High Tech Industries	13,702	13,445	(257)
Nielsen & Bainbridge, LLC, L+500, 1.00% LIBOR Floor, 8/15/2020	6 Month LIBOR	Consumer Goods: Durable	16,053	16,153	100
Oasis Outsourcing Holdings, Inc., L+475, 1.00% LIBOR Floor, 12/26/2021	1 Month LIBOR	Services: Business	14,392	14,483	91
Onex TSG Holdings II Corp., L+400, 1.00% LIBOR Floor, 7/29/2022	1 Month LIBOR	Healthcare & Pharmaceuticals	7,423	7,369	(54)
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020	1 Month LIBOR	Healthcare & Pharmaceuticals	10,339	9,199	(1,140)
Pelican Products, Inc., L+425, 1.00% LIBOR Floor, 4/10/2020	3 Month LIBOR	Chemicals, Plastics & Rubber	5,497	4,974	(523)
Petco Animal Supplies, Inc., L+475, 1.00% LIBOR Floor, 1/26/2023	3 Month LIBOR	Retail	11,393	11,643	250

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
PetroChoice Holdings, Inc., L+500, 1.00% LIBOR Floor, 8/19/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	1,641	1,662	21
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(d)	3 Month LIBOR	Aerospace & Defense	6,547	6,180	(367)
Pike Corp., L+450, 1.00% LIBOR Floor, 12/22/2021	1 Month LIBOR	Energy: Electricity	1,859	1,851	(8)
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(d)	1 Month LIBOR	Consumer Goods: Non-Durable	5,819	5,794	(25)
PSC Industrial Holdings Corp., L+475, 1.00% LIBOR Floor, 12/5/2020	3 Month LIBOR	Services: Business	4,888	4,789	(99)
Riverbed Technology, Inc., L+500, 1.00% LIBOR Floor, 4/24/2022	3 Month LIBOR	High Tech Industries	19,737	19,847	110
RP Crown Parent, LLC, L+500, 1.00% LIBOR Floor, 12/21/2018	3 Month LIBOR	High Tech Industries	15,391	14,601	(790)
Scientific Games International, Inc., L+500, 1.00% LIBOR Floor, 10/1/2021(d)	Various	Hotel, Gaming & Leisure	21,376	21,034	(342)
SESAC Holdco II LLC, L+425, 1.00% LIBOR Floor, 2/7/2019	6 Month LIBOR	Media: Broadcasting & Subscription	5,036	4,966	(70)
SG Acquisition, Inc., L+525, 1.00% LIBOR Floor, 8/19/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	12,233	12,268	35
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019	3 Month LIBOR	Services: Business	10,954	10,911	(43)
Smile Brands Group, Inc., L+775, 1.25% LIBOR Floor, 8/16/2019(e)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,664	3,960	(704)
Southcross Holdings Borrower LP, L+500, 1.00% LIBOR Floor, 8/4/2021	(f)	Energy: Oil & Gas	1,249	157	(1,092)
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	9,791	9,636	(155)
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022	3 Month LIBOR	Services: Business	7,690	7,681	(9)
Styrolution US Holding LLC, L+550, 1.00% LIBOR Floor, 11/7/2019	1 Month LIBOR	Chemicals, Plastics & Rubber	8,921	9,024	103
Surgery Center Holdings, Inc., L+425, 1.00% LIBOR Floor, 11/3/2020	1 Month LIBOR	Healthcare & Pharmaceuticals	6,450	6,493	43
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020	3 Month LIBOR	Services: Business	7,861	7,900	39
TASC, Inc., L+600, 1.00% LIBOR Floor, 5/23/2020(d)	6 Month LIBOR	Services: Business	8,092	8,185	93
TIBCO Software Inc., L+550, 1.00% LIBOR Floor, 12/4/2020	1 Month LIBOR	High Tech Industries	16,956	15,630	(1,326)
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,301	2,251	(50)
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/7/2020	3 Month LIBOR	Services: Consumer	5,397	5,370	(27)
U.S. Farathane, LLC, L+575, 1.00% LIBOR Floor, 12/23/2021	3 Month LIBOR	Automotive	5,055	5,101	46
U.S. Renal Care, Inc., L+425, 1.00% LIBOR Floor, 12/30/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	3,225	3,257	32
USS Parent Holdings Corp., L+475, 1.00% LIBOR Floor, 8/5/2021	1 Month LIBOR	Construction & Building	12,268	12,287	19
Vince, LLC, L+475, 1.00% LIBOR Floor, 11/27/2019(d)	2 Month LIBOR	Retail	1,124	1,031	(93)
Western Dental Services, Inc., L+650, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	5,573	5,056	(517)
Total Senior Secured First Lien Debt			664,949	639,866	(25,083)
Senior Secured Second Lien Debt
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	870	893	23
Asurion, LLC, L+750, 1.00% LIBOR Floor, 3/3/2021	3 Month LIBOR	Services: Consumer	7,772	7,433	(339)
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(d)	6 Month LIBOR	High Tech Industries	9,798	4,750	(5,048)
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022	3 Month LIBOR	Retail	3,940	3,730	(210)
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	6 Month LIBOR	Services: Business	6,965	6,160	(805)
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	13,600	11,420	(2,180)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	8,050	6,760	(1,290)
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022	1 Month LIBOR	Retail	4,973	3,549	(1,424)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,002	850	(152)
Total Senior Secured Second Lien Debt			56,970	45,545	(11,425)
Total			$721,919	$685,411	$(36,508)

(a)

All of the underlying loans subject to the TRS are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (d) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)

The 1, 2, 3, and 6 month LIBOR rates were 0.44%, 0.52%, 0.63% and 0.90%, respectively, as of March 31, 2016. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2016, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2016.

(c)	Fair value determined by the Company’s board of directors (see Note 9).

(d)

All or a portion of the underlying loan subject to the TRS is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2016, 90.7% of the Company’s total assets represented qualifying assets. In addition, as described in this Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 87.8% of the Company’s total assets represented qualifying assets as of March 31, 2016.

(e)

For the three months ended March 31, 2016, the following underlying loan subject to the TRS contains a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

			Interest Rate			Interest Amount
	Issuer of Underlying Loan	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	All-in-Rate
	Smile Brands Group, Inc.	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$82	$17	$99

(f)

Underlying loan was on non-accrual status as of March 31, 2016. On March 28, 2016, Southcross Holdings filed a prepackaged Chapter 11 reorganization with the bankruptcy court. On April 11, 2016, the bankruptcy court confirmed the prepackaged reorganization plan and Southcross Holdings emerged from bankruptcy on April 13, 2016. The Company received $167 of the new Term Loan B facility and its pro rata share of one-third of the reorganized equity in accordance with the reorganization plan. The investment in the new Term Loan B facility has not been placed on non-accrual status as the Company believes that all principal and interest is likely to be collected.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

The following is a summary of the underlying loans subject to the TRS as December 31, 2015:

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

(f)

For the year ended December 31, 2015, the following underlying loan subject to the TRS contains a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

			Interest Rate			Interest Amount
	Issuer of Underlying Loan	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	All-in-Rate
	Smile Brands Group, Inc.	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$362	$16	$378

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

Note 8. Credit Facility

East West Bank Credit Facility

On April 30, 2015, the Company entered into a revolving credit facility, or the EWB Credit Facility, with East West Bank, or EWB. The EWB Credit Facility provides for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions, and the Company is required to maintain $2,000 in a demand deposit account with EWB at all times. As of and for the three months ended March 31, 2016, the Company was in compliance with all covenants and reporting requirements under the EWB Credit Facility.

Advances under the EWB Credit Facility bear interest at a floating rate equal to (i) the greater of 3.25% per year or the variable rate of interest per year announced by EWB as its prime rate, which was 3.50% at March 31, 2016, plus (ii) a spread of 0.75%. Interest is payable quarterly in arrears. Each advance under the EWB Credit Facility will be due and payable on the earlier of 90 days from the date such advance was made by EWB, or April 27, 2017. The Company may prepay any advance without penalty or premium. The Company will be subject to a non-usage fee of 0.50% per year on the average amount, if any, of the aggregate principal amount available under the EWB Credit Facility that has not been borrowed, payable at the end of each quarter. The non-usage fee, if any, is payable quarterly in arrears. The Company’s obligations to EWB under the EWB Credit Facility are secured by a first priority security interest in certain eligible loans in which the Company has a beneficial interest, as updated from time to time.

On January 28, 2016, the Company entered into the first amendment to the EWB Credit Facility with EWB. Under the original EWB Credit Facility, the borrowing base was the lesser of (i) the average monthly net proceeds received by the Company from the sale of its equity securities during the trailing three month period ending on the last day of the immediately preceding calendar month; or (ii) 50% of collateral securing the EWB Credit Facility. Under the first amendment, during the period commencing on January 30, 2016 through July 31, 2016, (i) the trailing equity component of the borrowing base was removed; (ii) the borrowing base was decreased to 40% of the collateral securing the EWB Credit Facility; and (iii) the required minimum fair market value of the collateral securing the EWB Credit Facility was increased from two to two and one-half times all outstanding advances under the EWB Credit Facility. Prior to entering into the second amendment to the EWB Credit Facility (as described below), these amended provisions were scheduled to revert back to their original terms on July 31, 2016.

On April 21, 2016, the Company entered into the second amendment to the EWB Credit Facility with EWB. Under the second amendment, the date after which the amended provisions of the first amendment will revert back to their original terms was extended from July 31, 2016 to September 30, 2016 and the maturity date of the EWB Credit Facility was extended from April 29, 2016 to April 27, 2017.

At March 31, 2016 and May 5, 2016, the Company had no outstanding borrowings under the EWB Credit Facility. The Company incurred costs of $278 in connection with obtaining the EWB Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the EWB Credit Facility. As of March 31, 2016, $22 of such costs had yet to be amortized to interest expense. On April 21, 2016, the Company incurred additional costs of $200 in connection with the second amendment to the EWB Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the EWB Credit Facility pursuant to the second amendment.

The Company had no borrowings during the three months ended March 31, 2016 or 2015.

For the three months ended March 31, 2016 and 2015, the components of interest expense were as follows:

	Three Months Ended March 31,
	2016	2015
Amortization of deferred financing costs	$69	$-
Non-usage fee	51	-
Total interest expense	$120	$-

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of March 31, 2016 and December 31, 2015, according to the fair value hierarchy:

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$-	$-	$125,948	$125,948	$-	$-	$104,187	$104,187
Senior secured second lien debt	-	-	440,958	440,958	-	-	453,713	453,713
Collateralized securities and structured products - debt	-	-	38,739	38,739	-	-	41,663	41,663
Collateralized securities and structured products - equity	-	-	21,793	21,793	-	-	24,604	24,604
Unsecured debt	-	-	26,603	26,603	-	-	26,740	26,740
Short term investments	18,523	-	-	18,523	18,892	-	-	18,892
Total return swap	-	-	(36,508)	(36,508)	-	-	(34,900)	(34,900)
Total	$18,523	$-	$617,533	$636,056	$18,892	$-	$616,007	$634,899

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, December 31, 2015	$104,187	$453,713	$41,663	$24,604	$26,740	$(34,900)	$616,007
Investments purchased	30,419	3,884	-	-	2,704	-	37,007
Net realized gain (loss)	45	(64)	-	-	11	8,362	8,354
Net change in unrealized depreciation	(1,189)	(6,298)	(2,951)	(1,999)	(168)	(1,608)	(14,213)
Accretion of discount	166	185	27	-	31	-	409
Sales and principal repayments	(7,680)	(10,462)	-	(812)	(2,715)	(8,362)	(30,031)
Ending balance, March 31, 2016	$125,948	$440,958	$38,739	$21,793	$26,603	$(36,508)	$617,533
Change in net unrealized (depreciation) appreciation on investments still held as of March 31, 2016(1)	$(1,185)	$(6,707)	$(2,951)	$(1,999)	$(168)	$(1,490)	$(14,500)

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2015
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, December 31, 2014	$69,204	$245,258	$27,965	$9,137	$-	$(4,409)	$347,155
Investments purchased	41,627	52,037	-	17,163	4,701	-	115,528
Net realized gain	507	9	-	-	59	6,607	7,182
Net change in unrealized appreciation (depreciation)	293	950	256	(35)	-	6,049	7,513
Accretion of discount	100	59	26	19	-	-	204
Sales and principal repayments	(31,068)	(855)	-	-	(4,760)	(6,607)	(43,290)
Ending balance, March 31, 2015	$80,663	$297,458	$28,247	$26,284	$-	$1,640	$434,292
Change in net unrealized (depreciation) appreciation on investments still held as of March 31, 2015(1)	$293	$951	$256	$(35)	$-	$5,928	$7,393

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$98,590	Discounted Cash Flow	Discount Rates	7.0%	-	17.1%	9.5%
	27,358	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	234,624	Discounted Cash Flow	Discount Rates	8.8%	-	14.4%	10.6%
	206,334	Broker Quotes	Broker Quotes	N/A			N/A
Collateralized securities and structured products - debt	38,739	Discounted Cash Flow	Discount Rates	11.0%	-	14.5%	11.9%
Collateralized securities and structured products - equity	21,793	Discounted Cash Flow	Discount Rates	N/A			20.0%
Unsecured debt	26,603	Broker Quotes	Broker Quotes	N/A			N/A
Total return swap	(6,600)	Discounted Cash Flow	Discount Rates	5.4%	-	36.3%	7.8%
	(29,908)	Broker Quotes	Broker Quotes	N/A			N/A
Total	$617,533

(1)	Weighted average amounts are based on the estimated fair values.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

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

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien debt, senior secured second lien debt, collateralized securities and structured products, unsecured debt, and total return swap are discount rates and broker quotes. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively. A significant increase or decrease in the broker quotes would result in a significantly higher or lower fair value measurement, respectively.

Note 10. General and Administrative Expense

General and administrative expense consisted of the following items for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Professional fees	$552	$235
Transfer agent expense	342	225
Dues and subscriptions	247	88
Due diligence fees	162	262
Valuation expense	99	66
Printing and marketing expense	90	154
Insurance expense	82	59
Director fees and expenses	67	64
Filing fees	4	27
Other expenses	108	98
Total general and administrative expense	$1,753	$1,278

Note 11. Commitments and Contingencies

The Company entered into certain contracts with other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to such indemnifications to be remote.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

As of March 31, 2016 and December 31, 2015, the Company’s unfunded commitments were as follows:

Unfunded Commitments	March 31, 2016(1)	December 31, 2015(1)
CCSLF(2)(3)	$40,000	$40,000
ABG Intermediate Holdings 2 LLC(3)	1,119	1,128
Studio Movie Grill Holdings, LLC(3)	1,069	1,069
ECI Acquisition Holdings, Inc.	-	1,207
Total	$42,188	$43,404

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

(2)	See Note 6 for a further description of our investment in CCSLF.

(3)

As of May 5, 2016, the Company's unfunded commitments were to portfolio companies ABG Intermediate Holdings 2 LLC and Studio Movie Grill Holdings, LLC in the amount of $1,119 and $1,069, respectively, and also included an unfunded commitment of $40,000 to CCSLF. In addition, subsequent to March 31, 2016, the Company entered into a $20,000 unfunded commitment with Nexstar Broadcasting, Inc. and a $20,000 unfunded commitment with Mitel Networks Corporation.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  The Company intends to use cash on hand, short-term investments and other liquid assets to fund these commitments should the need arise.   For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2016 and December 31, 2015, refer to the table above and the consolidated schedules of investments.

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

The Company does not include its unfunded capital commitment to CCSLF as a senior security for the asset coverage ratio, as the capital commitments cannot be drawn without an affirmative vote by one of the Company’s representatives on CCSLF’s board of managers.

Note 12. Fee Income

Fee income consists of commitment fees and amendment fees. The following table summarizes the Company’s fee income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Commitment fees	$151	$468
Amendment fees	41	2
Total	$192	$470

For the three months ended March 31, 2016 and 2015, all income from fees was non-recurring.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended March 31, 2016 and 2015:

	As of and for the	As of and for the
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Per share data:(1)
Net asset value at beginning of period	$8.71	$9.22
Results of operations:
Net investment income(2)	0.10	0.04
Net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments(3)	(0.12)	0.03
Net realized gain and net change in unrealized appreciation on total return swap	0.06	0.21
Net increase in net assets resulting from operations(3)	0.04	0.28
Shareholder distributions:
Distributions from net investment income	(0.10)	(0.04)
Distributions from net realized gains	(0.08)	(0.12)
Distributions in excess of net investment income(4)	-	(0.02)
Net decrease in net assets from shareholders' distributions	(0.18)	(0.18)
Capital share transactions:
Issuance of common stock above net asset value(5)	-	0.03
Repurchases of common stock(6)	-	-
Net increase in net assets resulting from capital share transactions	-	0.03
Net asset value at end of period	$8.57	$9.35
Shares of common stock outstanding at end of period	104,723,030	64,734,704
Total investment return-net asset value(7)	0.49%	3.33%
Net assets at beginning of period	$904,326	$496,389
Net assets at end of period	$897,608	$605,113
Average net assets	$893,069	$547,867

Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	1.17%	0.39%
Ratio of gross operating expenses to average net assets(9)	0.76%	1.24%
Ratio of expenses (before recoupment of expense support) to average net assets(10)	0.75%	1.09%
Ratio of net expense recoupments to average net assets(11)	0.01%	0.15%
Ratio of net operating expenses to average net assets	0.76%	1.24%
Portfolio turnover rate(12)	3.31%	9.63%
Asset coverage ratio(13)	2.83	2.38

(1)	The per share data for the three months ended March 31, 2016 and 2015 was derived by using the weighted average shares of common stock outstanding during each period.

(2)

Net investment income per share includes expense recoupments to IIG of less than $0.01 and $0.01 per share for the three months ended March 31, 2016 and 2015, respectively. There was no expense support from IIG or AIM for the three months ended March 31, 2016 or 2015.

(3)

The amount shown for net realized gain (loss) and net change in unrealized appreciation on investments is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

(4)

Distributions in excess of net investment income represent certain expenses, which are not deductible on a tax-basis.  Unearned capital gains incentive fees and certain offering expenses reduce GAAP basis net investment income, but do not reduce tax basis net investment income. These tax-related adjustments represent additional net investment income available for distribution for tax purposes. Distributions in excess of net investment income were less than $0.01 per share during the three months ended March 31, 2016.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

(in thousands, except share and per share amounts)

(5)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the three months ended March 31, 2016.

(6)

Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the three months ended March 31, 2016 and 2015.

(7)

Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that monthly cash distributions are reinvested in accordance with the Company's distribution reinvestment plan then in effect as described in Note 5. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share.  Total returns covering less than a full year are not annualized.

(8)

Excluding the recoupment of expense support to IIG during the period, the ratio of net investment income to average net assets would have been 1.19% and 0.54% for the three months ended March 31, 2016 and 2015, respectively.

(9)	Ratio of gross operating expenses to average net assets does not include expense support provided by IIG and/or AIM, if any.

(10)	The ratio of gross expense recoupments to IIG to average net assets for the three months ended March 31, 2016 and 2015 was (0.01%) and (0.15%), respectively.

(11)

In order to record an obligation to reimburse IIG for expense support provided, the ratio of gross operating expenses to average net assets, when considering the recoupment, in the period in which recoupment is sought cannot exceed the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the three months ended March 31, 2016 and 2015, the ratio of gross operating expenses to average net assets, when considering recoupment to IIG, was 0.15% and 0.21%, respectively.

(12)

Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.

(13)

Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period (excluding unfunded commitments), divided by (ii) total senior securities outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding TRS notional amount at the end of the period, less the total amount of cash collateral posted by Flatiron under the TRS, as well as unfunded commitments (as of March 31, 2015 only), as senior securities. The Company does not include its unfunded capital commitment to CCSLF as a senior security for the asset coverage ratio, as the capital commitment cannot be drawn without an affirmative vote by one of the Company's representatives on CCSLF's board of managers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” or similar terms include CĪON Investment Corporation and its consolidated subsidiaries.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Forward-Looking Statements

Some of the statements within this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

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

Operating Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the investment advisory and administration agreements. Our investment advisory fee compensates CIM for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. CIM is responsible for compensating AIM for its services pursuant to the investment sub-advisory agreement. We bear all other expenses of our operations and transactions.

Portfolio Investment Activity for the Three Months Ended March 31, 2016 and 2015

The following table summarizes our investment activity, excluding short term investments, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$30,419	$22,815	$53,234	$41,627	$174,589	$216,216
Senior secured second lien debt	3,884	-	3,884	52,037	9,702	61,739
Collateralized securities and structured products - equity	-	-	-	17,163	-	17,163
Unsecured debt	2,704	-	2,704	4,701	-	4,701
Sales and principal repayments	(21,669)	(19,147)	(40,816)	(36,683)	(22,975)	(59,658)
Net portfolio activity	$15,338	$3,668	$19,006	$78,845	$161,316	$240,161

The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$129,097	$125,948	19.3%	$664,949	$639,866	93.4%	$794,046	$765,814	57.2%
Senior secured second lien debt	462,442	440,958	67.4%	56,970	45,545	6.6%	519,412	486,503	36.3%
Collateralized securities and structured products - debt	44,388	38,739	5.9%	-	-	-	44,388	38,739	2.9%
Collateralized securities and structured products - equity	30,372	21,793	3.3%	-	-	-	30,372	21,793	1.6%
Unsecured debt	29,584	26,603	4.1%	-	-	-	29,584	26,603	2.0%
Subtotal/total percentage	695,883	654,041	100.0%	721,919	685,411	100.0%	1,417,802	1,339,452	100.0%
Short term investments(2)	18,523	18,523		-	-		18,523	18,523
Total investments	$714,406	$672,564		$721,919	$685,411		$1,436,325	$1,357,975

Number of portfolio companies			82			87			143(3)
Average annual EBITDA of portfolio companies		$78.8 million			$278.4 million			$185.9 million
Median annual EBITDA of portfolio companies		$60.1 million			$95.7 million			$74.9 million
Purchased at a weighted average price of par			97.16%			99.04%			98.11%
Gross annual portfolio yield based upon the purchase price(4)			9.48%			6.47%(5)			7.94%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(3)

The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 26 portfolio companies being in both the investment and TRS portfolios.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio by the type of interest rate as of March 31, 2016 and December 31, 2015, excluding short term investments of $18,523 and $18,892, respectively:

	March 31, 2016
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$654,295	$615,218	94.1%	$721,919	$685,411	100.0%	$1,376,214	$1,300,629	97.1%
Fixed interest rate investments	41,588	38,823	5.9%	-	-	-	41,588	38,823	2.9%
Total investments	$695,883	$654,041	100.0%	$721,919	$685,411	100.0%	$1,417,802	$1,339,452	100.0%

	December 31, 2015
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$637,470	$610,477	93.8%	$718,025	$683,125	100.0%	$1,355,495	$1,293,602	97.0%
Fixed interest rate investments	42,674	40,430	6.2%	-	-	-	42,674	40,430	3.0%
Total investments	$680,144	$650,907	100.0%	$718,025	$683,125	100.0%	$1,398,169	$1,334,032	100.0%

The following table shows the composition of our investment portfolio and our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$120,846	18.5%	$94,623	13.8%	$215,469	16.1%
High Tech Industries	114,361	17.5%	79,241	11.6%	193,602	14.5%
Healthcare & Pharmaceuticals	48,805	7.5%	124,880	18.2%	173,685	13.0%
Retail	8,414	1.3%	61,483	9.0%	69,897	5.2%
Chemicals, Plastics & Rubber	26,409	4.0%	40,733	5.9%	67,142	5.0%
Beverage, Food & Tobacco	60,761	9.3%	-	-	60,761	4.5%
Diversified Financials	60,532	9.2%	-	-	60,532	4.5%
Hotel, Gaming & Leisure	26,617	4.1%	33,207	4.9%	59,824	4.5%
Construction & Building	23,905	3.6%	35,453	5.2%	59,358	4.4%
Banking, Finance, Insurance & Real Estate	33,303	5.1%	16,052	2.3%	49,355	3.7%
Telecommunications	10,974	1.7%	29,810	4.4%	40,784	3.0%
Services: Consumer	9,847	1.5%	25,615	3.7%	35,462	2.6%
Forest Products & Paper	-	-	32,344	4.7%	32,344	2.4%
Media: Advertising, Printing & Publishing	24,200	3.7%	7,572	1.1%	31,772	2.4%
Consumer Goods: Durable	-	-	28,940	4.2%	28,940	2.2%
Media: Broadcasting & Subscription	9,165	1.4%	16,376	2.4%	25,541	1.9%
Consumer Goods: Non-Durable	13,834	2.1%	11,541	1.7%	25,375	1.9%
Automotive	19,087	2.9%	5,101	0.7%	24,188	1.8%
Media: Diversified & Production	9,622	1.5%	14,504	2.1%	24,126	1.8%
Containers, Packaging & Glass	11,727	1.8%	8,334	1.2%	20,061	1.5%
Energy: Electricity	13,561	2.1%	1,851	0.3%	15,412	1.2%
Aerospace & Defense	-	-	13,765	2.0%	13,765	1.0%
Energy: Oil & Gas	5,596	0.8%	2,172	0.3%	7,768	0.6%
Environmental Industries	2,475	0.4%	-	-	2,475	0.2%
Mining & Metals	-	-	1,814	0.3%	1,814	0.1%
Subtotal/total percentage	654,041	100.0%	685,411	100.0%	1,339,452	100.0%
Short term investments	18,523		-		18,523
Total investments	$672,564		$685,411		$1,357,975

	December 31, 2015
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$124,412	19.1%	$94,924	13.9%	$219,336	16.4%
Healthcare & Pharmaceuticals	54,122	8.3%	121,889	17.8%	176,011	13.2%
High Tech Industries	86,848	13.3%	77,663	11.4%	164,511	12.3%
Diversified Financials	66,267	10.2%	-	-	66,267	5.0%
Chemicals, Plastics & Rubber	27,161	4.2%	37,270	5.5%	64,431	4.8%
Banking, Finance, Insurance & Real Estate	32,224	5.0%	31,160	4.6%	63,384	4.8%
Beverage, Food & Tobacco	62,314	9.6%	-	-	62,314	4.7%
Construction & Building	24,099	3.7%	35,443	5.2%	59,542	4.5%
Hotel, Gaming & Leisure	26,839	4.1%	32,079	4.7%	58,918	4.4%
Retail	8,623	1.4%	49,276	7.2%	57,899	4.3%
Telecommunications	9,148	1.4%	29,943	4.4%	39,091	2.9%
Services: Consumer	13,154	2.0%	25,003	3.7%	38,157	2.9%
Forest Products & Paper	-	-	32,697	4.8%	32,697	2.5%
Media: Advertising, Printing & Publishing	24,627	3.8%	7,740	1.1%	32,367	2.4%
Consumer Goods: Durable	-	-	28,803	4.2%	28,803	2.2%
Media: Broadcasting & Subscription	9,952	1.5%	16,642	2.4%	26,594	2.0%
Consumer Goods: Non-Durable	13,974	2.1%	12,347	1.8%	26,321	2.0%
Automotive	19,766	3.0%	5,100	0.8%	24,866	1.9%
Media: Diversified & Production	10,153	1.6%	14,287	2.1%	24,440	1.8%
Containers, Packaging & Glass	11,851	1.8%	8,366	1.2%	20,217	1.5%
Energy: Electricity	13,677	2.1%	2,194	0.3%	15,871	1.2%
Aerospace & Defense	-	-	13,975	2.0%	13,975	1.0%
Energy: Oil & Gas	6,274	1.0%	3,286	0.5%	9,560	0.7%
Mining & Metals	-	-	3,038	0.4%	3,038	0.2%
Environmental Industries	2,850	0.4%	-	-	2,850	0.2%
Capital Equipment	2,572	0.4%	-	-	2,572	0.2%
Subtotal/total percentage	650,907	100.0%	683,125	100.0%	1,334,032	100.0%
Short term investments	18,892		-		18,892
Total investments	$669,799		$683,125		$1,352,924

Except for CCSLF, we do not “control” and are not an “affiliate” of any of our portfolio companies or any of the companies of the loans underlying the TRS, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company or issuer if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company or issuer if we owned 5% or more of its voting securities.

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2016 and December 31, 2015, our unfunded commitments amounted to $42,188 and $43,404, respectively. As of May 5, 2016, our unfunded commitments amounted to $82,188. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. For additional information on our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

Investment Portfolio Asset Quality

CIM uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. These ratings are just one of several factors that CIM uses to monitor our portfolio, are not in and of themselves determinative of fair value or revenue recognition and are presented for indicative purposes. CIM rates the credit risk of all investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors.

The following is a description of the conditions associated with each investment rating used in this ratings system:

Investment Rating	Description
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

3

Indicates that the risk to our ability to recoup the cost of such investment has increased since origination or acquisition, but full return of principal and interest or dividend is expected. A portfolio company with an investment rating of 3 requires closer monitoring.

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

For investments rated 3, 4, or 5, CIM enhances its level of scrutiny over the monitoring of such portfolio company.

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of March 31, 2016 and December 31, 2015, excluding short term investments of $18,523 and $18,892, respectively:

	March 31, 2016
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	605,424	92.6%	657,298	95.9%	1,262,722	94.3%
3	41,797	6.4%	19,710	2.9%	61,507	4.6%
4	6,820	1.0%	7,509	1.1%	14,329	1.0%
5	-	-	894	0.1%	894	0.1%
	$654,041	100.0%	$685,411	100.0%	$1,339,452	100.0%

	December 31, 2015
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	624,097	95.9%	652,073	95.5%	1,276,170	95.7%
3	24,180	3.7%	23,047	3.4%	47,227	3.5%
4	2,630	0.4%	6,845	1.0%	9,475	0.7%
5	-	-	1,160	0.1%	1,160	0.1%
	$650,907	100.0%	$683,125	100.0%	$1,334,032	100.0%

The amount of the investment portfolio and underlying TRS loans in each rating category may vary substantially from period to period resulting primarily from changes in the composition of each portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio

As of May 5, 2016, our investment portfolio, excluding our short term investments and TRS, consisted of interests in 82 portfolio companies (21% in senior secured first lien debt, 66% in senior secured second lien debt, 9% in collateralized securities and structured products (comprised of 2% invested in rated debt, 4% invested in non-rated debt and 3% invested in non-rated equity of such securities and products) and 4% in unsecured debt) with a total fair value of $693,447 with an average and median portfolio company annual EBITDA of $77.1 million and $63.1 million, respectively, at initial investment. As of May 5, 2016, investments in our portfolio, excluding our short term investments and TRS, were purchased at a weighted average price of 96.88% of par value. Our estimated gross annual portfolio yield was 9.53% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders, because it excludes our expenses and all sales commissions and dealer manager fees. For the three months ended March 31, 2016, our total investment return-net asset value was 0.49%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.

As of May 5, 2016, our only short term investment was an investment in a U.S. Treasury Obligations Fund of $58,325.

Further, as of May 5, 2016, through a TRS (described further in Note 7 of our consolidated financial statements), we obtained the economic benefit of owning investments in primarily first and second lien senior secured floating-rate loans of 86 portfolio companies.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

                Our results of operations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Investment income	$17,271	$8,914
Net operating expenses	6,796	6,783
Net investment income	10,475	2,131
Net realized (loss) gain on investments	(8)	575
Net change in unrealized (depreciation) appreciation on investments	(12,605)	1,464
Net realized gain on total return swap	8,362	6,607
Net change in unrealized (depreciation) appreciation on total return swap	(1,608)	6,049
Net increase in net assets resulting from operations	$4,616	$16,826

Investment Income

For the three months ended March 31, 2016 and 2015, we generated investment income of $17,271 and $8,914, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 85 and 62 portfolio companies held during each respective period. Our average investment portfolio size, excluding short term investments and the TRS, increased $260,366, from $392,108 for the three months ended March 31, 2015 to $652,474 for the three months ended March 31, 2016, as we continued to deploy the net proceeds from our continuous public offerings. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering, which commenced on January 25, 2016. As a result, we believe that reported investment income for the three months ended March 31, 2016 and 2015 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Management fees	$4,512	$2,760
Administrative services expense	292	454
Capital gains incentive fee	-	1,454
General and administrative	1,753	1,278
Interest expense	120	-
Total operating expenses	6,677	5,946
Recoupment of expense support from IIG	119	837
Net operating expenses	$6,796	$6,783

The composition of our general and administrative expenses for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Professional fees	$552	$235
Transfer agent expense	342	225
Dues and subscriptions	247	88
Due diligence fees	162	262
Valuation expense	99	66
Printing and marketing expense	90	154
Insurance expense	82	59
Director fees and expenses	67	64
Filing fees	4	27
Other expenses	108	98
Total general and administrative expense	$1,753	$1,278

Expense Support and Recoupment of Expense Support

Our affiliate, IIG, agreed to provide expense support to us commencing with the quarter ended December 31, 2012 for certain expenses pursuant to the expense support and conditional reimbursement agreement. On December 16, 2015, we further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the expense support and conditional reimbursement agreement and extending the termination date from December 31, 2015 to December 31, 2016. Commencing with the quarter beginning January 1, 2016, IIG and AIM each agrees to provide expense support to us for 50% of certain expenses pursuant to the second amended and restated expense support and conditional reimbursement agreement. Refer to Note 4 to our consolidated financial statements for further details about the second amended and restated expense support and conditional reimbursement agreement and additional disclosure regarding expense support from IIG.

For the three months ended March 31, 2016, IIG recouped $119 of expense support made during the three months ended December 31, 2014 in connection with the expense support and conditional reimbursement agreement. For the three months ended March 31, 2015, IIG recouped $837 of expense support made during the three months ended March 31, 2013 and June 30, 2013 in connection with the expense support and conditional reimbursement agreement.

Recoupment of such support will be determined as appropriate to meet the objectives of the second amended and restated expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse IIG for unreimbursed expense support of $548 as of March 31, 2016 in addition to any further expense support that may be received from IIG and AIM in the future.

Net Investment Income

Our net investment income totaled $10,475 and $2,131 for the three months ended March 31, 2016 and 2015, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to our continuous public offerings.

Net Realized (Loss) Gain on Investments

Our net realized (loss) gain on investments totaled ($8) and $575 for the three months ended March 31, 2016 and 2015, respectively. The decrease in net realized gain on investments was mainly due to a decline in primary and secondary investments sourced with the assistance of AIM at advantageous purchase prices as well as a decrease in sales activity during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. During the three months ended March 31, 2016, we received sale proceeds of $10,920 and principal repayments of $10,749, resulting in net realized losses of $8. For the three months ended March 31, 2015, we received sale proceeds of $35,565 and principal repayments of $1,118, resulting in net realized gains of $575.

Net Change in Unrealized (Depreciation) Appreciation on Investments

The net change in unrealized (depreciation) appreciation on our investments totaled ($12,605) and $1,464 for the three months ended March 31, 2016 and 2015, respectively. This change was driven primarily by a widening of credit spreads during the three months ended March 31, 2016 that negatively impacted the fair value of certain investments compared to a tightening of credit spreads during the three months ended March 31, 2015.

Net Realized Gain on Total Return Swap

Our net realized gain on the TRS totaled $8,362 and $6,607 for the three months ended March 31, 2016 and 2015, respectively. The components of net realized gain on the TRS are summarized below:

	Three Months Ended March 31,
	2016	2015
Interest and other income from TRS portfolio	$11,646	$8,414
Interest and other expense from TRS portfolio	(3,453)	(2,006)
Net gain on TRS loan sales	169	199
Total	$8,362	$6,607

Net Change in Unrealized (Depreciation) Appreciation on Total Return Swap

The net change in unrealized (depreciation) appreciation on the TRS totaled ($1,608) and $6,049 for the three months ended March 31, 2016 and 2015, respectively. This change was driven primarily by a widening of credit spreads during the three months ended March 31, 2016 that negatively impacted the fair value of certain loans underlying the TRS compared to a tightening of credit spreads during the three months ended March 31, 2015.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2016 and 2015, we recorded a net increase in net assets resulting from operations of $4,616 and $16,826, respectively, as a result of our operating activity for the respective periods.

 Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $8.57 and $8.71 on March 31, 2016 and December 31, 2015, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.1829 per share during the three months ended March 31, 2016, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return was 0.49% for the three month period ended March 31, 2016. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 6.36% and a cumulative total return of 22.49% through March 31, 2016 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 3.01% and a cumulative total return of 10.24% through March 31, 2016. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 2.58% and a cumulative total return of 8.73%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 2.54% and a cumulative total return of 8.59% over the same period.

(1) Cumulative performance: December 17, 2012 to March 31, 2016

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

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds from our follow-on continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a follow-on continuous public offering of shares of our common stock. Our initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. Our follow-on continuous public offering commenced on January 25, 2016. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, are at or above our net asset value per share.

We will sell our shares on a continuous basis at our latest public offering price of $9.75 per share; however, to the extent that our net asset value fluctuates, we will sell at a price necessary to ensure that shares are sold at a price, after deduction of selling commissions and dealer manager fees, that is above and within 2.5% of net asset value per share. Therefore, persons who tender subscriptions for shares of our common stock in the offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock.

Since commencing our initial continuous public offering on July 2, 2012 and through March 31, 2016, we sold 104,723,030 shares of common stock for net proceeds of $1,069,240 at an average price per share of $10.21. The net proceeds include gross proceeds received from reinvested shareholder distributions of $55,109, for which we issued 5,999,087 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $10,019, for which we repurchased 1,083,608 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through March 31, 2016, sales commissions and dealer manager fees related to the sale of our common stock were $61,420 and $30,056, respectively.

As of May 5, 2016, we sold 104,619,711 shares of common stock for net proceeds of $1,068,550 at an average price per share of $10.21. The net proceeds include gross proceeds received from reinvested shareholder distributions of $58,101, for which we issued 6,343,592 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $15,846, for which we repurchased 1,758,037 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through May 5, 2016, sales commissions and dealer manager fees related to the sale of our common stock were $61,540 and $30,118, respectively.

The net proceeds from our follow-on continuous public offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of March 31, 2016 and December 31, 2015, we had $18,523 and $18,892 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Total Return Swap

For a detailed discussion of our TRS, refer to Note 7 to our consolidated financial statements included in this report.

East West Bank Credit Facility

As of March 31, 2016 and May 5, 2016, we had no outstanding borrowings under the EWB Credit Facility and the aggregate principal amount available in connection with the EWB Credit Facility was $40,000 and $39,439, respectively.

For a detailed discussion of our EWB Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments

As of March 31, 2016 and May 5, 2016, our unfunded commitments amounted to $42,188 and $82,188, respectively.

For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

RIC Status and Distributions

Our total investment portfolio includes loans and other securities on our consolidated balance sheets and loans underlying the TRS. Accordingly, we treat net interest and other income earned on all investments, including the loans underlying the TRS, as a component of investment company taxable income when determining our sources of distributions. The sources of our distributions for the three months ended March 31, 2016 were as follows:

	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage
Net investment income	$10,475	$8,193	$18,668	98.2%
Capital gains from the sale of assets(1)	-	169	169	0.9%
Distributions in excess of net investment income(2)	167	-	167	0.9%
Total	$10,642	$8,362	$19,004	100.0%

(1)	We estimate that we had no long-term capital gains for the three months ended March 31, 2016.
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

Given the expected types of investments, excluding short term investments that are classified as Level 1, management expects our portfolio holdings to be classified as Level 3. Due to the uncertainty inherent in the valuation process, particularly for Level 3 investments, such fair value estimates may differ significantly from the values that would have been used had an active market for the investments existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses that we ultimately realize on these investments to materially differ from the valuations currently assigned. Inputs used in the valuation process are subject to variability in the future and can result in materially different fair values.

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

Contractual Obligations

On December 17, 2012, Flatiron entered into a TRS with Citibank. Flatiron and Citibank have amended the TRS on numerous occasions including the most recent twelfth amendment on March 22, 2016. See Note 7 to our consolidated financial statements for a more detailed description of the TRS.

On April 30, 2015, we entered into the EWB Credit Facility with EWB, as amended on January 28, 2016 and April 21, 2016. See Note 8 to our consolidated financial statements for a more detailed description of the EWB Credit Facility.

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements except for those discussed in Note 7 and Note 11 to our consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, 97.1% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

Under the terms of the TRS with Citibank, we pay fees to Citibank at a floating rate based primarily on LIBOR (and in limited cases the prime rate) in exchange for the right to receive the economic benefit of a pool of loans. Pursuant to the terms of the EWB Credit Facility, borrowings are at a floating rate of 0.75% plus the greater of 3.25% or the variable rate of interest per year announced by EWB as its prime rate, which was 3.50% at March 31, 2016. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds long-term and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, TRS Agreement, or the EWB Credit Facility in effect as of March 31, 2016:

Change in Interest Rates	Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 64 basis points	$4,260	4.6%
Current base interest rate	-	-
Up 100 basis points	1,363	1.5%
Up 200 basis points	7,861	8.5%
Up 300 basis points	14,359	15.6%

(1)

Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities), which will not be less than zero, plus 1.40% per year on the full notional amount of the loans subject to the TRS. As of March 31, 2016, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden increases in interest rates. Approximately 5.9% of our portfolio investments and none of our underlying loans subject to the TRS paid fixed interest rates as of March 31, 2016. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.

In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our registration statement on Form N-2, as amended, in connection with our follow-on continuous public offering was declared effective by the SEC on January 25, 2016 (SEC File No. 333-203683). Our follow-on continuous public offering commenced on January 25, 2016.

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2016.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2016 pursuant to our share repurchase program.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	January 1 to January 31, 2016	272,148	$8.96	272,148	(1)
	February 1 to February 29, 2016	-	-	-	-
	March 1 to March 31, 2016	-	-	-	-
	Total	272,148	$8.96	272,148	(1)

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

4.1

Form of Follow-On Subscription Agreement (Incorporated by reference to Appendix A to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form N-2 filed with the SEC on April 6, 2016 (File No. 333-203683)).

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

10.8

Twelfth Amended and Restated Confirmation Letter Agreement dated as of March 22, 2016, by and between Flatiron Funding, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2016 (File No. 814-00941)).

10.9

Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated as of December 16, 2015, by and among CĪON Investment Corporation, ICON Investment Group, LLC and Apollo Investment Management, L.P. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2015 (File No. 814-00941)).

Exhibit Number	Description of Document

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

10.14

Second Amendment to Loan and Security Agreement, dated as of April 21, 2016, by and between CĪON Investment Corporation and East West Bank (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2016 (File No. 814-00941)).

10.15

Custody Control Agreement, dated as of April 30, 2015, by and among CĪON Investment Corporation, East West Bank and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015 (File No. 814-00941)).

10.16

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

Date: May 11, 2016

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