Form 10-Q
period 2016-06-30
CION Investment Corp
filed 2016-08-10
CIK 1534254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

 Yes [  ] No [x]

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 5, 2016 was 106,322,520.

CĪON INVESTMENT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Investments, at fair value (amortized cost of $763,396 and $699,036, respectively)	$735,798	$669,799
Cash	8,415	39,741
Restricted cash	2,000	2,000
Due from counterparty(1)	217,831	226,316
Receivable for common stock purchased	-	5,459
Interest receivable on investments	4,978	5,973
Receivable due on investments sold	1,496	50
Receivable due on total return swap(1)	6,576	6,175
Prepaid expenses and other assets	920	243
Total assets	$978,014	$955,756

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$11,894	$9,800
Accounts payable and accrued expenses	947	692
Commissions payable for common stock purchased ($35 and $171 to CĪON Securities, LLC, respectively)	79	474
Accrued management fees	4,612	4,430
Accrued administrative services expense	434	617
Accrued recoupment of expense support from IIG(2)	548	480
Due to IIG - offering, organizational and other costs(3)	54	37
Unrealized depreciation on total return swap(1)	27,601	34,900
Total liabilities	46,169	51,430

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
106,020,384 and 103,814,361 shares issued and outstanding, respectively	106	104
Capital in excess of par value	987,494	968,359
Undistributed net investment income	474	-
Accumulated net unrealized depreciation on investments	(27,598)	(29,237)
Accumulated net realized loss from total return swap(1)	(1,030)	-
Accumulated net unrealized depreciation on total return swap(1)	(27,601)	(34,900)
Total shareholders' equity	931,845	904,326

Total liabilities and shareholders' equity	$978,014	$955,756

Net asset value per share of common stock at end of period	$8.79	$8.71

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

CĪON Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Interest income	$17,727	$11,647	$34,806	$20,091
Fee and other income	103	271	295	741
Total investment income	17,830	11,918	35,101	20,832

Operating expenses
Management fees	4,612	3,491	9,124	6,251
Administrative services expense	434	420	726	874
Capital gains incentive fee(1)	-	(243)	-	1,211
General and administrative(2)	1,299	2,043	3,052	3,321
Interest expense	107	109	227	109
Total operating expenses	6,452	5,820	13,129	11,766
Recoupment of expense support from IIG(3)	548	1,592	667	2,429
Net operating expenses	7,000	7,412	13,796	14,195
Net investment income	10,830	4,506	21,305	6,637

Realized and unrealized gains
Net realized gain on investments	707	-	699	575
Net change in unrealized appreciation on investments	14,244	967	1,639	2,431
Net realized gain on total return swap(4)	7,249	8,515	15,611	15,122
Net change in unrealized appreciation (depreciation) on total return swap(4)	8,907	(3,250)	7,299	2,799
Total net realized and unrealized gains	31,107	6,232	25,248	20,927

Net increase in net assets resulting from operations	$41,937	$10,738	$46,553	$27,564

Per share information—basic and diluted

Net increase in net assets per share resulting from operations	$0.40	$0.15	$0.45	$0.42

Weighted average shares of common stock outstanding	104,835,705	72,323,545	104,396,643	65,668,608

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

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$21,305	$6,637
Net realized gain on investments	699	575
Net change in unrealized appreciation on investments	1,639	2,431
Net realized gain on total return swap(1)	15,611	15,122
Net change in unrealized appreciation on total return swap(1)	7,299	2,799
Net increase in net assets resulting from operations	46,553	27,564
Changes in net assets from shareholders' distributions:(2)
Net investment income	(20,831)	(6,637)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(16,225)	(13,853)
Net gain on TRS loan sales(4)	(416)	(1,269)
Net realized gain on investments	(699)	(575)
Distributions in excess of net investment income(3)	-	(1,656)
Net decrease in net assets from shareholders' distributions	(38,171)	(23,990)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $736 and $21,967, respectively	7,998	221,494
Reinvestment of shareholders' distributions	19,403	9,852
Repurchase of common stock	(8,264)	(858)
Net increase in net assets resulting from capital share transactions	19,137	230,488

Total increase in net assets	27,519	234,062
Net assets at beginning of period	904,326	496,389
Net assets at end of period	$931,845	$730,451

Net asset value per share of common stock at end of period	$8.79	$9.33
Shares of common stock outstanding at end of period	106,020,384	78,325,613

Undistributed (distributions in excess of) net investment income at end of period(3)	$474	$(1,656)

(1) See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	This table presents changes in net assets from shareholders' distributions on a GAAP basis. See Note 5 for a discussion of the sources of distributions paid by the Company.

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

(4)	During the six months ended June 30, 2016, the Company realized losses of $1,030, which are not currently deductible on a tax-basis.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$46,553	$27,564
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(836)	(451)
Proceeds from principal repayment of investments	87,356	3,510
Purchase of investments	(149,048)	(289,195)
Paid-in-kind interest	(367)	-
(Increase) decrease in short term investments, net	(13,201)	10,330
Proceeds from sale of investments	12,415	55,801
Net realized gain on investments	(699)	(575)
Net unrealized appreciation on investments	(1,639)	(2,431)
Net unrealized appreciation on total return swap(1)	(7,299)	(2,799)
Amortization of deferred financing costs	125	-
(Increase) decrease in due from counterparty(1)	8,485	(46,635)
(Increase) decrease in interest receivable on investments	1,015	(1,824)
(Increase) decrease in receivable due on investments sold	(1,446)	(8,209)
(Increase) decrease in receivable due on total return swap(1)	(401)	(3,471)
(Increase) decrease in prepaid expenses and other assets	(402)	(547)
Increase (decrease) in payable for investments purchased	2,094	23,826
Increase (decrease) in accounts payable and accrued expenses	255	166
Increase (decrease) in accrued management fees	182	2,461
Increase (decrease) in accrued administrative services expense	(183)	(151)
Increase (decrease) in accrued recoupment of expense support from IIG(2)	68	1,592
Increase (decrease) in due to IIG - offering, organizational and other costs(3)	17	(400)
Increase (decrease) in accrued capital gains incentive fee on unrealized appreciation	-	1,211
Net cash used in operating activities	(16,956)	(230,227)

Financing activities:
Gross proceeds from issuance of common stock	14,193	244,920
Commissions and dealer manager fees paid	(1,131)	(22,540)
Repurchase of common stock	(8,264)	(858)
Shareholders' distributions paid(4)	(18,768)	(8,759)
Borrowings under revolving credit facility	-	22,000
Increase in restricted cash	-	(2,000)
Deferred financing costs paid	(400)	(278)
Net cash (used in) provided by financing activities	(14,370)	232,485

Net (decrease) increase in cash	(31,326)	2,258
Cash, beginning of period	39,741	9,474
Cash, end of period	$8,415	$11,732

Supplemental non-cash financing activities:
Cash paid for interest	$101	$60
Reinvestment of shareholders' distributions(4)	$19,403	$9,852
Shareholders' distributions payable	$-	$5,379

(1) See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense support from IIG and recoupment of expense support.

(3)	See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by IIG and its affiliates.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited)

June 30, 2016

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Cost(m)	Fair Value(c)
Senior Secured First Lien Debt - 18.1%
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021	3 Month LIBOR	Telecommunications	$19,749	$17,800	$17,972
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019	3 Month LIBOR	High Tech Industries	8,561	8,530	8,475
F+W Media, Inc., L+725, 1.25% LIBOR Floor, 6/30/2019	3 Month LIBOR	Media: Diversified & Production	10,290	9,991	8,335
Ignite Restaurant Group, Inc., L+700, 1.00% LIBOR Floor, 2/13/2019	3 Month LIBOR	Beverage, Food & Tobacco	11,126	11,021	11,015
Infogroup Inc., L+550, 1.50% LIBOR Floor, 5/26/2018	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,661	15,258	15,112
Intertain Group Ltd., L+650, 1.00% LIBOR Floor, 4/8/2022(g)	3 Month LIBOR	Hotel, Gaming & Leisure	1,868	1,835	1,858
Nathan's Famous Inc., 10.00%, 3/15/2020(g)	None	Beverage, Food & Tobacco	6,000	6,000	6,409
Nextech Systems, LLC, L+725, 1.00% LIBOR Floor, 6/22/2021	1 Month LIBOR	High Tech Industries	16,000	15,359	15,357
Plano Molding Company, LLC, L+600, 1.00% LIBOR Floor, 5/12/2021	3 Month LIBOR	Consumer Goods: Non-Durable	10,890	10,797	10,155
Rimini Street, Inc., 15.00%, 6/24/2020(n)	None	High Tech Industries	5,526	5,416	5,416
Rimini Street, Inc., 15.00%, 6/24/2017	None	High Tech Industries	11,974	11,738	11,734
SmartBear Software Inc., L+750, 1.00% LIBOR Floor, 12/30/2020	3 Month LIBOR	High Tech Industries	18,824	18,472	18,636
Smile Brands Group, Inc., L+775, 1.25% LIBOR Floor, 8/16/2019(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	3,690	3,639	3,243
Southcross Holdings Borrower LP, 9.00%, 4/13/2023(h)(n)	None	Energy: Oil & Gas	167	146	147
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019	3 Month LIBOR	Energy: Oil & Gas	7,344	6,821	5,581
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/10/2018(d)(k)	3 Month LIBOR	Hotel, Gaming & Leisure	19,096	19,063	19,096
Telestream Holdings Corp., L+950, 1.00% LIBOR Floor, 1/15/2020	3 Month LIBOR	High Tech Industries	7,246	7,107	7,101
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	3,176	3,146	3,156
Total Senior Secured First Lien Debt				172,139	168,798
Senior Secured Second Lien Debt - 46.4%
ABG Intermediate Holdings 2 LLC, L+850, 1.00% LIBOR Floor, 5/27/2022(d)	3 Month LIBOR	Retail	18,666	18,340	18,059
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022	3 Month LIBOR	Services: Business	16,030	15,426	15,629
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,189	9,568
American Residential Services LLC, L+750, 1.00% LIBOR Floor, 12/31/2021	3 Month LIBOR	Construction & Building	3,700	3,671	3,663
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,825	3,855	3,842
C.H.I. Overhead Doors, Inc., L+775, 1.00% LIBOR Floor, 7/31/2023	6 Month LIBOR	Construction & Building	7,791	7,740	7,558
Concenta Inc., L+800, 1.00% LIBOR Floor, 6/1/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	5,714	5,662	5,657
Confie Seguros Holding II Co., L+900, 1.25% LIBOR Floor, 5/8/2019	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	13,827	13,284	13,274
Deltek, Inc., L+850, 1.00% LIBOR Floor, 6/26/2023	3 Month LIBOR	Services: Business	12,445	12,259	12,585
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(g)	3 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,455	8,882
EISI LLC, L+850, 1.00% LIBOR Floor, 9/23/2020(k)	3 Month LIBOR	High Tech Industries	20,000	19,734	19,200
Elements Behavioral Health, Inc., L+1200, 1.00% LIBOR Floor, 2/11/2020(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,337	5,300	4,536
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022(g)	3 Month LIBOR	Environmental Industries	3,000	2,976	2,745
Flexera Software LLC, L+700, 1.00% LIBOR Floor, 4/2/2021	1 Month LIBOR	High Tech Industries	9,385	9,104	9,151
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022	1 Month LIBOR	Services: Business	11,410	11,331	10,840
Global Tel*Link Corp., L+775, 1.25% LIBOR Floor, 11/23/2020	3 Month LIBOR	Telecommunications	9,500	9,489	7,921
Infiltrator Water Technologies, LLC, L+875, 1.00% LIBOR Floor, 5/26/2023	3 Month LIBOR	Construction & Building	13,917	13,724	13,812
Institutional Shareholder Services Inc., L+750, 1.00% LIBOR Floor, 4/30/2022	3 Month LIBOR	Services: Business	7,860	7,781	7,624
Kronos Inc., L+850, 1.25% LIBOR Floor, 4/30/2020	3 Month LIBOR	High Tech Industries	3,738	3,725	3,791
Landslide Holdings, Inc., L+725, 1.00% LIBOR Floor, 2/25/2021	3 Month LIBOR	Services: Business	9,830	9,822	9,584
Lanyon Solutions, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	High Tech Industries	2,273	2,265	2,228
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	3 Month LIBOR	Services: Business	3,380	3,324	2,974
Mitchell International, Inc., L+750, 1.00% LIBOR Floor, 10/11/2021	3 Month LIBOR	High Tech Industries	14,909	14,443	13,928
MSC.Software Corp., L+750, 1.00% LIBOR Floor, 5/29/2021	3 Month LIBOR	High Tech Industries	15,000	14,815	12,750
MWI Holdings, Inc., L+925, 1.00% LIBOR Floor, 12/28/2020(h)	3 Month LIBOR	Construction & Building	10,000	9,750	9,900
Navex Global, Inc., L+875, 1.00% LIBOR Floor, 11/18/2022(k)	3 Month LIBOR	High Tech Industries	16,245	16,018	15,757
Onex TSG Holdings II Corp., L+850, 1.00% LIBOR Floor, 7/31/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	12,249	12,133	12,065
Patterson Medical Supply, Inc., L+775, 1.00% LIBOR Floor, 8/28/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,375	13,297
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	3,469	3,480	3,140

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2016

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/Par Amount	Cost(m)	Fair Value(c)
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	3 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,723	14,737
Pike Corp., L+850, 1.00% LIBOR Floor, 6/22/2022(h)	3 Month LIBOR	Energy: Electricity	12,500	12,344	12,438
PSC Industrial Holdings Corp., L+825, 1.00% LIBOR Floor, 12/5/2021	3 Month LIBOR	Services: Business	10,000	9,837	9,550
RP Crown Parent, LLC, L+1000, 1.25% LIBOR Floor, 12/21/2019	3 Month LIBOR	High Tech Industries	5,000	4,771	4,169
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	4,500	4,478	3,983
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021	3 Month LIBOR	Hotel, Gaming & Leisure	6,142	6,142	5,911
Sterling Midco Holdings, Inc., L+775, 1.00% LIBOR Floor, 6/19/2023	3 Month LIBOR	Services: Business	10,462	10,430	10,096
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023	3 Month LIBOR	Services: Business	10,000	9,860	9,500
Survey Sampling International, LLC, L+900, 1.00% LIBOR Floor, 12/16/2021	3 Month LIBOR	Services: Business	15,000	14,745	14,700
TASC, Inc., 12.00%, 5/23/2021(g)	None	Services: Business	6,175	6,010	6,229
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020	6 Month LIBOR	Media: Broadcasting & Subscription	1,606	1,570	1,542
TMK Hawk Parent, Corp., L+750, 1.00% LIBOR Floor, 10/1/2022(k)	3 Month LIBOR	Beverage, Food & Tobacco	15,000	14,871	14,962
U.S. Renal Care, Inc., L+800, 1.00% LIBOR Floor, 12/29/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,812	9,850
Vestcom International, Inc., L+775, 1.00% LIBOR Floor, 9/30/2022(k)	3 Month LIBOR	Services: Business	15,000	14,938	14,475
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022	3 Month LIBOR	Automotive	16,000	15,877	14,360
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,524	11,413
Total Senior Secured Second Lien Debt				445,402	431,875
Collateralized Securities and Structured Products - Debt - 4.3%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	2,000	2,025	1,940
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(g)	3 Month LIBOR	Diversified Financials	610	617	592
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(g)	3 Month LIBOR	Diversified Financials	5,400	5,400	5,184
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(g)	3 Month LIBOR	Diversified Financials	15,500	15,500	14,725
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(f)(g)	3 Month LIBOR	Diversified Financials	5,000	4,592	3,525
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,000	1,874	1,638
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(f)(g)	3 Month LIBOR	Diversified Financials	2,500	2,336	1,782
JPMorgan Chase Bank, N.A. Credit Linked Note, L+1225, 12/20/2021(g)	3 Month LIBOR	Diversified Financials	5,000	5,000	5,000
NXT Capital CLO 2014-1, LLC Class E Notes, L+550, 4/23/2026(f)(g)	3 Month LIBOR	Diversified Financials	7,500	7,072	5,902
Total Collateralized Securities and Structured Products - Debt				44,416	40,288
Collateralized Securities and Structured Products - Equity - 3.7%
Anchorage Capital CLO 2012-1, Ltd. Subordinated Notes, 10.33% Estimated Yield, 1/13/2025(g)	(e)	Diversified Financials	4,000	3,007	2,372
APIDOS CLO XVI Subordinated Notes, 12.24% Estimated Yield, 1/19/2025(g)	(e)	Diversified Financials	9,000	5,126	3,749
CENT CLO 19 Ltd. Subordinated Notes, 11.80% Estimated Yield, 10/29/2025(g)	(e)	Diversified Financials	2,000	1,380	1,124
Dryden XXIII Senior Loan Fund Subordinated Notes, 10.78% Estimated Yield, 7/17/2023(g)	(e)	Diversified Financials	9,250	5,293	3,518
Galaxy XV CLO Ltd. Class A Subordinated Notes, 12.45% Estimated Yield, 4/15/2025(g)	(e)	Diversified Financials	4,000	2,559	2,114
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 12.80% Estimated Yield, 10/20/2025(g)	(e)	Diversified Financials	2,000	1,726	1,382
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 10.35% Estimated Yield, 2/2/2026(d)(g)	(e)	Diversified Financials	10,000	10,000	9,980
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 11.42% Estimated Yield, 10/18/2025(g)	(e)	Diversified Financials	8,146	6,450	6,324
Ivy Hill Middle Market Credit Fund X, Ltd. Subordinated Notes, 14.00% Estimated Yield, 7/24/2027(g)	(e)	Diversified Financials	4,760	4,115	3,834
Total Collateralized Securities and Structured Products - Equity				39,656	34,397
Unsecured Debt - 3.0%
Alliant Holdings I, L.P., 8.25%, 8/1/2023	None	Banking, Finance, Insurance & Real Estate	7,255	7,239	7,182
American Tire Distributors, Inc., 10.25%, 3/1/2022	None	Automotive	5,000	4,861	4,403
NFP Corp., 9.00%, 7/15/2021	None	Banking, Finance, Insurance & Real Estate	9,000	8,961	8,691
Radio One, Inc., 9.25%, 2/15/2020	None	Media: Broadcasting & Subscription	9,000	8,554	7,999
Total Unsecured Debt				29,615	28,275

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2016

(in thousands)

Portfolio Company(a)	Industry	Number of Shares	Cost(m)	Fair Value(c)
Equity - 0.0%
Southcross Holdings LP, Class A-II Units(l)	Energy: Oil & Gas	188	75	72
Southcross Holdings GP LLC, Units(l)	Energy: Oil & Gas	188	-	-
Total Equity			75	72
Short Term Investments - 3.5%(i)
First American Treasury Obligations Fund, Class Z Shares, 0.23%(j)(k)			32,093	32,093
Total Short Term Investments			32,093	32,093
TOTAL INVESTMENTS - 79.0%			$763,396	735,798
OTHER ASSETS IN EXCESS OF LIABILITIES - 21.0%				196,047
NET ASSETS - 100%				$931,845
TOTAL RETURN SWAP - (3.0)%		Notional Amount		Unrealized Depreciation
Citibank TRS Facility (see Note 7)		$689,708		$(27,601)

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

(b)

The 1, 3, and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.47%, 0.65%, and 0.92%, respectively, as of June 30, 2016.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2016, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2016.

(c)	Fair value determined by the Company’s board of directors (see Note 9).

(d)

As discussed in Note 11, on June 30, 2016 and August 4, 2016, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,119, $1,111, and $363 to ABG Intermediate Holdings 2 LLC, Ivy Hill Middle Market Credit Fund VIII, Ltd., and Studio Movie Grill Holdings, LLC, respectively.

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

(f)

Great Lakes CLO 2014-1 Class E Notes, Ivy Hill Middle Market Credit Fund VII Class E Notes and NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of June 30, 2016. JFIN CLO 2014 Class E Notes were rated BB on S&P's credit scale as of June 30, 2016.

(g)

The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2016, 89.5% of the Company’s total assets represented qualifying assets. In addition, as described in Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 86.9% of the Company’s total assets represented qualifying assets as of June 30, 2016.

(h)	Position or portion thereof unsettled as of June 30, 2016.

(i)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(j)	7-day effective yield as of June 30, 2016.

(k)	Security or a portion thereof was pledged as collateral supporting the amounts outstanding, if any, under the revolving credit facility with East West Bank as of June 30, 2016.

(l)	Non-income producing security.

(m)	Represents amortized cost for debt securities and cost for equity investments.

(n)

For the six months ended June 30, 2016, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

			Interest Rate			Interest Amount
	Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
	Elements Behavioral Health, Inc.	Senior Secured Second Lien Debt	-	13.00%	13.00%	$-	$333	$333
	Rimini Street, Inc.	Senior Secured First Lien Debt	12.00%	3.00%	15.00%	$13	$3	$16
	Smile Brands Group, Inc.	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$156	$31	$187
	Southcross Holdings Borrower LP(o)	Senior Secured First Lien Debt	3.50%	5.50%	9.00%	$-	$-	$-

(o)	Prior to June 30, 2016, the underlying loan was assigned to the Company and removed from the TRS.

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

CĪON Investment Corporation

Consolidated Schedule of Investments (continued)

December 31, 2015

(in thousands)

		Amortized Cost	Fair Value
Short Term Investments - 2.1%(i)
First American Treasury Obligations Fund, Class Z Shares(j)		18,892	18,892
Total Short Term Investments		18,892	18,892
TOTAL INVESTMENTS - 74.1%		$699,036	669,799
OTHER ASSETS IN EXCESS OF LIABILITIES - 25.9%			234,527
NET ASSETS - 100%			$904,326
TOTAL RETURN SWAP - (3.9)%	Notional Amount		Unrealized Depreciation
Citibank TRS Facility (see Note 7)	$718,025		$(34,900)

(a)

All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (g) below. Except for CCSLF, the Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio. Unless specifically identified, investments do not contain a PIK interest provision.

(b)

The 1 and 3 month LIBOR rates were 0.43% and 0.61%, respectively, as of December 31, 2015.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2015, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2015.

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

June 30, 2016

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. The Company’s portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt, including corporate bonds and long-term subordinated loans, referred to as mezzanine loans, and equity of private and thinly traded U.S. middle-market companies.

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

June 30, 2016

(in thousands, except share and per share amounts)

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 requires retrospective application and represents a change in accounting principle.  In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, which allows an entity to continue to present line of credit issuance costs as an asset, regardless of whether there are any outstanding borrowings on the line of credit.  This guidance was adopted by the Company during the three months ended March 31, 2016. As a result, debt issuance costs of $366 are presented as prepaid expenses and other assets in the consolidated balance sheet as of June 30, 2016 as the Company has no recognized debt liability. In addition, no prior-period information was retrospectively adjusted as a result of the adoption of this guidance.

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

Short Term Investments

Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $32,093 and $18,892 of such investments at June 30, 2016 and December 31, 2015, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.

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

June 30, 2016

(in thousands, except share and per share amounts)

The following table summarizes offering, organizational and other costs incurred by IIG and by the Company from January 31, 2012 (Inception) through June 30, 2016:

	Offering, Organizational and Other Costs Incurred by IIG
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(4)	Total
Year Ended
December 31, 2012(1)	$192	$1,620	$200	$2,012
December 31, 2013	-	-	-	-
December 31, 2014	-	-	-	-
December 31, 2015	-	-	-	-
Three Months Ended
March 31, 2016	-	-	-	-
June 30, 2016	-	-	-	-
Total	192	1,620	200	2,012
Costs submitted for reimbursement by IIG(2)	(192)	(1,620)	(200)	(2,012)
Total Unreimbursed Costs at June 30, 2016	$-	$-	$-	$-

	Offering, Organizational and Other Costs Incurred by the Company(3)
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(4)	Total
Year Ended
December 31, 2012(1)	$-	$30	$-	$30
December 31, 2013	-	1,787	-	1,787
December 31, 2014	-	2,026	-	2,026
December 31, 2015	-	2,397	-	2,397
Three Months Ended
March 31, 2016	-	429	-	429
June 30, 2016	-	279	-	279
Total	-	6,948	-	6,948
Costs reimbursed by the Company(2)	192	1,620	200	2,012
Total Costs Incurred by the Company	$192	$8,568	$200	$8,960

Costs paid as of June 30, 2016	$192	$8,398	$200	$8,790
Costs accrued as of June 30, 2016(5)	-	170	-	170
Total Costs Incurred by the Company	$192	$8,568	$200	$8,960

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

(4)

Amounts represent general and administrative expenses, consisting primarily of professional fees and insurance expense, incurred by IIG related to the Company prior to December 17, 2012. For Financial Industry Regulatory Authority, Inc., or FINRA, purposes, these costs are treated as offering and organizational costs and are subject to reimbursement by the Company in accordance with the investment advisory agreement.

(5)

Of this amount, $54 is presented as Due to IIG - offering, organizational and other costs and the remainder is included in accounts payable and accrued expenses on the consolidated balance sheet at June 30, 2016.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

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

The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income, if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of June 30, 2016 and December 31, 2015.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

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

Derivative Instrument

The Company’s only derivative instrument is the TRS. The Company marks its derivative to market through net change in unrealized appreciation (depreciation) on total return swap in the consolidated statements of operations. For additional information on the TRS, see Note 7.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

Note 3. Share Transactions

The Company’s initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. The Company’s follow-on continuous public offering commenced on January 25, 2016.

The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	914,192	$8,734	23,550,656	$243,461
Reinvestment of distributions	2,238,407	19,403	1,047,563	9,852
Total gross shares/proceeds	3,152,599	28,137	24,598,219	253,313
Sales commissions and dealer manager fees	-	(736)	-	(21,967)
Net shares/proceeds	3,152,599	27,401	24,598,219	231,346
Share repurchase program	(946,576)	(8,264)	(91,235)	(858)
Net shares/proceeds from share transactions	2,206,023	$19,137	24,506,984	$230,488

During the six months ended June 30, 2016 and 2015, the Company sold 3,152,599 and 24,598,219 shares, respectively, at an average price per share of $8.93 and $10.30, respectively.

Since commencing its initial continuous public offering on July 2, 2012 and through June 30, 2016, the Company sold 106,020,384 shares of common stock for net proceeds of $1,081,393 at an average price per share of $10.20. The net proceeds include gross proceeds received from reinvested shareholder distributions of $64,829, for which the Company issued 7,106,399 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $15,846, for which the Company repurchased 1,758,036 shares of common stock.

During the period from July 1, 2016 to August 5, 2016, the Company sold 415,028 shares of common stock pursuant to its follow-on continuous public offering for gross proceeds of $4,060 at an average price per share of $9.78. The Company also received gross proceeds of $3,002 from reinvested shareholder distributions, for which the Company issued 336,924 shares of common stock, and paid $3,968 for shares of common stock tendered for repurchase, for which the Company repurchased 449,816 shares of common stock.

Since commencing its initial continuous public offering on July 2, 2012 and through August 5, 2016, the Company sold 106,322,520 shares of common stock for net proceeds of $1,084,487 at an average price per share of $10.20. The net proceeds include gross proceeds received from reinvested shareholder distributions of $67,831, for which the Company issued 7,443,323 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $19,814, for which the Company repurchased 2,207,852 shares of common stock.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

The changes to our offering price per share since the commencement of our initial continuous public offering and the associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	New Offering Price Per Share
December 28, 2012	January 2, 2013	$10.04
January 31, 2013	February 1, 2013	$10.13
March 14, 2013	March 18, 2013	$10.19
May 15, 2013	May 16, 2013	$10.24
August 15, 2013	August 16, 2013	$10.32
February 4, 2014	February 5, 2014	$10.45
October 6, 2015	October 7, 2015	$10.20
November 24, 2015	November 25, 2015	$10.05
December 22, 2015	December 23, 2015	$9.95
March 8, 2016	March 9, 2016	$9.40
March 15, 2016	March 16, 2016	$9.45
March 22, 2016	March 23, 2016	$9.50
March 29, 2016	March 30, 2016	$9.55
April 5, 2016	April 6, 2016	$9.60
April 26, 2016	April 27, 2016	$9.65
May 3, 2016	May 4, 2016	$9.70
May 10, 2016	May 11, 2016	$9.75
May 31, 2016	June 1, 2016	$9.80
July 19, 2016	July 20, 2016	$9.85
July 26, 2016	July 27, 2016	$9.90
August 9, 2016	August 10, 2016	$9.95

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

The following table summarizes the share repurchases completed during the six months ended June 30, 2016:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2016	January 4, 2016	272,148	100%	$8.96	$2,437
June 30, 2016	April 6, 2016	674,428	100%	8.64	5,827
Total		946,576			$8,264

Note 4. Transactions with Related Parties

For the three and six months ended June 30, 2016 and 2015, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2016	2015	2016	2015
CĪON Securities, LLC	Dealer manager	Dealer manager fees(1)	$242	$3,972	$257	$7,223
CIM	Investment adviser	Management fees(2)	4,612	3,491	9,124	6,251
CIM	Investment adviser	Incentive fees(2)	-	(243)	-	1,211
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	434	420	726	874
IIG	Sponsor	Recoupment of expense support(2)	548	1,592	667	2,429
			$5,836	$9,232	$10,774	$17,988

(1)	Amounts charged directly to equity.

(2)			Amounts charged directly to operations.

The Company has entered into certain agreements with CIM’s affiliate, CĪON Securities, LLC, formerly known as ICON Securities, LLC, or CĪON Securities, whereby the Company pays certain fees and reimbursements. CĪON Securities is entitled to receive a 3% dealer manager fee from gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 and through August 5, 2016, the Company paid or accrued sales commissions of $62,119 to the selling dealers and dealer manager fees of $30,414 to CĪON Securities.

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

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and six months ended June 30, 2015, the Company recorded capital gains incentive fees of ($243) and $1,211, respectively, related to the change in unrealized (deprecation) appreciation. For the three and six months ended June 30, 2016, the Company did not record any capital gains incentive fees. As of June 30, 2016, the Company had no liability for capital gains incentive fees.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes IIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offerings (without giving effect to any potential expense support from IIG and its affiliates). If the Company sells the maximum number of shares at its latest public offering price of $9.95 per share, the Company estimates that it may incur up to approximately $30,274 of expenses. With respect to any reimbursements for offering and organizational costs, the Company will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.

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

Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of June 30, 2016, the Company raised gross offering proceeds of $1,032,410, of which it can pay up to $15,486 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through June 30, 2016, the Company paid $8,790 of such costs, leaving an additional $6,696 that can be paid. As of August 5, 2016, the Company raised gross offering proceeds of $1,036,470, of which it can pay up to $15,547 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through August 5, 2016, the Company paid $8,875 of such costs, leaving an additional $6,672 that can be paid.

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

For the three and six months ended June 30, 2016 and 2015, the Company did not receive any expense support from IIG or AIM.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

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

Recoupment of expense support will be determined as appropriate to meet the objectives of the second amended and restated expense support and conditional reimbursement agreement. During the three and six months ended June 30, 2016, the Company recorded obligations to repay expense support from IIG of $548 and $667, respectively. During the three and six months ended June 30, 2016, the Company repaid expense support to IIG of $119 and $599, respectively. During the three and six months ended June 30, 2015, the Company recorded obligations to repay expense support from IIG of $1,592 and $2,429, respectively. During the three and six months ended June 30, 2015, the Company repaid expense support to IIG of $837. The Company may or may not be requested to reimburse any remaining expense support in the future.

The Company, AIM, or IIG may terminate the second amended and restated expense support and conditional reimbursement agreement at any time. IIG and AIM have indicated that they expect to continue such expense support until they believe that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income. If the Company terminates the investment advisory agreement with CIM and/or the investment sub-advisory agreement with AIM, the Company may be required to repay IIG and AIM all unreimbursed expense support funded by IIG and AIM within three years of the date of termination. The specific amount of expense support provided by IIG and AIM, if any, will be determined at the end of each quarter. There can be no assurance that the second amended and restated expense support and conditional reimbursement agreement will remain in effect or that IIG and AIM will support any portion of the Company’s expenses in future quarters.

The table below presents a summary of all expenses supported by IIG for each of the following three month periods in which the Company received expense support from IIG and the associated dates through which such expenses are eligible for reimbursement from the Company.

Three Months Ended	Expense Support from IIG	Recoupment of Expense Support(4)	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$117	$117	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819	819	-	2.75%	7.00%	March 31, 2016
June 30, 2013	1,148	1,148	-	1.43%	7.00%	June 30, 2016
September 30, 2013	1,297	1,297	-	0.49%	7.00%	September 30, 2016
December 31, 2013	695	695	-	0.31%	7.00%	December 31, 2016
March 31, 2014	1,049	1,049	-	0.27%	7.00%	March 31, 2017
December 31, 2014	831	831	-	0.15%	7.00%	December 31, 2017
Total	$5,956	$5,956	$-

(1)

Operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates, and interest expense. For the three months ended June 30, 2016, the ratio of operating expense to average net assets was 0.11%.

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

(4)	As of June 30, 2016, expense support recoupments of $548 were payable to IIG.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

As of June 30, 2016 and December 31, 2015, the total liability payable to CIM and its affiliates was $5,683 and $5,735, respectively, which primarily related to fees earned by CIM during the three months ended June 30, 2016 and December 31, 2015, respectively.

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

Note 5. Distributions

The Company’s board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of common stock. During the year ended December 31, 2015 and the six months ended June 30, 2016, the Company’s board of directors declared distributions for 52 and 26 record dates, respectively. Declared distributions are paid monthly.

The following table presents cash distributions per share that were declared during the year ended December 31, 2015 and the six months ended June 30, 2016:

	Distributions
Three Months Ended	Per Share	Amount
2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
June 30, 2015 (thirteen record dates)	0.1829	13,223
September 30, 2015 (thirteen record dates)	0.1829	15,517
December 31, 2015 (thirteen record dates)	0.1829	17,761
Total distributions for the year ended December 31, 2015	$0.7316	$57,268

2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
June 30, 2016 (thirteen record dates)	0.1829	19,167
Total distributions for the six months ended June 30, 2016	$0.3658	$38,171

On June 14, 2016, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on July 27, 2016 to shareholders of record on July 5, July 12, July 19, and July 26, 2016. On July 19, 2016, the Company’s board of directors declared five weekly cash distributions of $0.014067 per share, payable on August 31, 2016 to shareholders of record on August 2, August 9, August 16, August 23, and August 30, 2016.

The Company has adopted an “opt in” distribution reinvestment plan for shareholders. As a result, if the Company makes a distribution, shareholders will receive distributions in cash unless they specifically “opt in” to the fourth amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

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

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016			2015
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.1996	$20,831	54.6%	$0.1012	$6,637	27.7%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.1555	16,225	42.5%	0.2112	13,853	57.7%
Net gain on TRS loan sales(2)	0.0040	416	1.1%	0.0193	1,269	5.3%
Net realized gain on investments	0.0067	699	1.8%	0.0088	575	2.4%
Distributions in excess of net investment income(1)	-	-	-	0.0253	1,656	6.9%
Total distributions	$0.3658	$38,171	100.0%	$0.3658	$23,990	100.0%

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

(2)	During the six months ended June 30, 2016, the Company realized losses of $1,030, which are not currently deductible on a tax-basis.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. These book/tax differences, which could be material, are primarily due to differing treatments of income and gains on various investments held by the Company. Permanent book/tax differences result in reclassifications to capital in excess of par value, accumulated undistributed net investment income, accumulated undistributed realized gain on investments, and accumulated undistributed realized gain on total return swap. During 2015, permanent differences primarily due to the treatment of TRS and non-deductible offering costs resulted in a net decrease in distributions in excess of net investment income, a net decrease in accumulated realized gains and a net decrease to capital in excess of par value. These reclassifications had no effect on net assets.

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

As of June 30, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $4,855; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $61,084; the net unrealized depreciation was $56,229; and the aggregate cost of securities for Federal income tax purposes was $764,426.

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

Note 6. Investments

The composition of the Company’s investment portfolio as of June 30, 2016 and December 31, 2015 at amortized cost and fair value was as follows:

	June 30, 2016			December 31, 2015
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$172,139	$168,798	24.0%	$106,147	$104,187	16.0%
Senior secured second lien debt	445,402	431,875	61.4%	468,899	453,713	69.7%
Collateralized securities and structured products - debt	44,416	40,288	5.7%	44,361	41,663	6.4%
Collateralized securities and structured products - equity	39,656	34,397	4.9%	31,184	24,604	3.8%
Unsecured debt	29,615	28,275	4.0%	29,553	26,740	4.1%
Equity	75	72	0.0%	-	-	-
Subtotal/total percentage	731,303	703,705	100.0%	680,144	650,907	100.0%
Short term investments(2)	32,093	32,093		18,892	18,892
Total investments	$763,396	$735,798		$699,036	$669,799

(1)	Represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt securities and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

The Company and Capitala have committed to provide an aggregate of up to $50,000 of equity to CCSLF, with the Company providing up to $40,000 and Capitala providing up to $10,000.  In addition, CCSLF intends to obtain third party asset-level financing. As of June 30, 2016 and December 31, 2015, CCSLF held no assets and generated no net income and as a result, is not included on the Company’s consolidated schedules of investments as of June 30, 2016 and December 31, 2015. If and when the Company and Capitala fund CCSLF with new investments, CCSLF will be presented as a controlled investment as defined by the 1940 Act. An investment is controlled under the 1940 Act when a company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the portfolio company's board representation.

The Company has determined that CCSLF is an investment company under ASC 946. However, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate CCSLF.

As of August 4, 2016, the Company’s unfunded commitment to CCSLF was $40,000.

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
High Tech Industries	$147,693	21.0%	$86,848	13.3%
Services: Business	123,786	17.6%	124,412	19.1%
Diversified Financials	74,685	10.6%	66,267	10.2%
Healthcare & Pharmaceuticals	48,648	6.9%	54,122	8.3%
Beverage, Food & Tobacco	43,799	6.2%	62,314	9.6%
Construction & Building	34,933	4.9%	24,099	3.7%
Banking, Finance, Insurance & Real Estate	32,989	4.7%	32,224	5.0%
Telecommunications	29,876	4.2%	9,148	1.4%
Hotel, Gaming & Leisure	26,865	3.8%	26,839	4.1%
Chemicals, Plastics & Rubber	26,759	3.8%	27,161	4.2%
Media: Advertising, Printing & Publishing	24,680	3.5%	24,627	3.8%
Automotive	18,763	2.7%	19,766	3.0%
Retail	18,059	2.6%	8,623	1.4%
Consumer Goods: Non-Durable	13,311	1.9%	13,974	2.1%
Energy: Electricity	12,438	1.8%	13,677	2.1%
Media: Broadcasting & Subscription	9,541	1.4%	9,952	1.5%
Media: Diversified & Production	8,335	1.2%	10,153	1.6%
Energy: Oil & Gas	5,800	0.8%	6,274	1.0%
Environmental Industries	2,745	0.4%	2,850	0.4%
Services: Consumer	-	-	13,154	2.0%
Containers, Packaging & Glass	-	-	11,851	1.8%
Capital Equipment	-	-	2,572	0.4%
Subtotal/total percentage	703,705	100.0%	650,907	100.0%
Short term investments	32,093		18,892
Total investments	$735,798		$669,799

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

	June 30, 2016		December 31, 2015
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$626,437	89.0%	$581,756	89.4%
Cayman Islands	41,342	5.9%	32,258	5.0%
Germany	22,441	3.2%	22,960	3.5%
Netherlands	8,882	1.2%	9,120	1.4%
United Kingdom	2,745	0.4%	2,850	0.4%
Canada	1,858	0.3%	1,963	0.3%
Subtotal/total percentage	703,705	100.0%	650,907	100.0%
Short term investments	32,093		18,892
Total investments	$735,798		$669,799

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

As of June 30, 2016 and December 31, 2015, there were no delinquent investments or investments on non-accrual status.

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

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2016 and December 31, 2015, the Company’s unfunded commitments amounted to $102,593 and $43,404, respectively. As of August 4, 2016, the Company’s unfunded commitments amounted to $45,093.  Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

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

Citibank may terminate the TRS on or after February 18, 2017, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 80% of the maximum portfolio amount, multiplied by the spread over the floating index rate. The Company estimates the early termination fee would have been approximately $5,770 at June 30, 2016. Flatiron may also be required to pay a minimum usage fee in connection with the TRS. As of June 30, 2016 and December 31, 2015, Flatiron owed Citibank a minimum usage fee of $7 and $4, respectively.

The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS are valued in the same manner as loans owned by the Company.  As of June 30, 2016 and December 31, 2015, the fair value of the TRS was ($27,601) and ($34,900), respectively. The fair value of the TRS is reflected as unrealized depreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of June 30, 2016 and December 31, 2015, Flatiron had selected 85 and 90 underlying loans with a total notional amount of $689,708 and $718,025, respectively. For the same periods, Flatiron posted $217,831 and $226,316 in cash collateral held by Citibank (of which only $180,351 and $187,802  was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

Receivable due on total return swap is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and fees and net gains on sales and principal repayments of underlying loans of the TRS. As of June 30, 2016 and December 31, 2015, the receivable due on total return swap consisted of the following:

	June 30, 2016	December 31, 2015
Interest and other income from TRS portfolio	$8,690	$8,882
Interest and other expense from TRS portfolio	(2,656)	(2,309)
Net gain (loss) on TRS loan sales	542	(398)
Receivable due on total return swap	$6,576	$6,175

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. For the three and six months ended June 30, 2016 and 2015, the net realized gain on the TRS consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest and other income from TRS portfolio	$11,621	$9,955	$23,267	$18,369
Interest and other expense from TRS portfolio	(3,589)	(2,509)	(7,042)	(4,515)
Net (loss) gain on TRS loan sales	(783)	1,069	(614)	1,268
Net realized gain (1)	$7,249	$8,515	$15,611	$15,122

(1)	Net realized gain is reflected in net realized gain on total return swap on the Company's consolidated statements of operations.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of and for the six months ended June 30, 2016, Flatiron was in compliance with all covenants and reporting requirements.

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

During the period from July 1, 2016 to August 4, 2016, the notional amount of TRS decreased from $689,708 to $511,305 primarily due to net sales of underlying loans subject to the TRS of $178,894.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

The following is a summary of the underlying loans subject to the TRS as of June 30, 2016:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Debt
ABG Intermediate Holdings 2 LLC, L+450, 1.00% LIBOR Floor, 5/27/2021	3 Month LIBOR	Retail	$6,454	$6,423	$(31)
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022	1 Month LIBOR	Retail	14,642	13,949	(693)
Access CIG, LLC, L+500, 1.00% LIBOR Floor, 10/18/2021	3 Month LIBOR	Services: Business	6,785	6,805	20
Albertson's LLC, L+375, 1.00% LIBOR Floor, 12/21/2022	3 Month LIBOR	Retail	4,614	4,662	48
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,780	7,543	(237)
Alvogen Pharma US, Inc., L+500, 1.00% LIBOR Floor, 4/1/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	14,685	14,672	(13)
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	12,220	12,128	(92)
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020	3 Month LIBOR	Energy: Oil & Gas	4,254	2,277	(1,977)
American Residential Services, LLC, L+450, 1.00% LIBOR Floor, 6/30/2021	3 Month LIBOR	Construction & Building	14,139	14,146	7
AqGen Ascensus, Inc., L+450, 1.00% LIBOR Floor, 12/5/2022	3 Month LIBOR	Services: Business	2,901	3,040	139
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020	6 Month LIBOR	Chemicals, Plastics & Rubber	1,810	1,733	(77)
At Home Holding III Inc., L+400, 1.00% LIBOR Floor, 6/3/2022	3 Month LIBOR	Retail	5,532	5,539	7
Avaya Inc., L+525, 1.00% LIBOR Floor, 5/29/2020	3 Month LIBOR	Telecommunications	14,630	10,529	(4,101)
Azure Midstream Energy, LLC, L+650, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	2,431	1,622	(809)
Builders FirstSource Inc., L+500, 1.00% LIBOR Floor, 7/29/2022(d)	1 Month LIBOR	Forest Products & Paper	14,176	14,233	57
Caraustar Industries, Inc., L+675, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	18,039	18,516	477
Cast & Crew Payroll, LLC , L+375, 1.00% LIBOR Floor, 8/12/2022	1 Month LIBOR	Services: Business	1,304	1,281	(23)
CDS U.S. Intermediate Holdings, Inc., L+400, 1.00% LIBOR Floor, 7/8/2022	3 Month LIBOR	Hotel, Gaming & Leisure	1,180	1,153	(27)
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2020	1 Month LIBOR	Services: Consumer	12,981	12,829	(152)
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019	3 Month LIBOR	Retail	8,017	5,647	(2,370)
Chemstralia Pty Ltd., L+625, 1.00% LIBOR Floor, 2/28/2022(d)	3 Month LIBOR	Chemicals, Plastics & Rubber	2,985	2,948	(37)
CSC Holdings, LLC, L+400, 1.00% LIBOR Floor, 10/9/2022	3 Month LIBOR	Telecommunications	18,844	19,021	177
CSP Technologies North America, LLC, L+600, 1.00% LIBOR Floor, 1/29/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	13,454	13,591	137
CT Technologies Intermediate Holdings, Inc., L+425, 1.00% LIBOR Floor, 12/1/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	14,756	14,584	(172)
DAE Aviation Holdings, Inc., L+425, 1.00% LIBOR Floor, 7/7/2022	3 Month LIBOR	Aerospace & Defense	7,553	7,573	20
David's Bridal, Inc., L+400, 1.25% LIBOR Floor, 10/11/2019	3 Month LIBOR	Retail	4,297	4,033	(264)
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022(d)	3 Month LIBOR	Services: Business	12,939	12,931	(8)
Deltek, Inc., L+400, 1.00% LIBOR Floor, 6/25/2022	3 Month LIBOR	Services: Business	3,068	3,083	15
Diamond Resorts Corp., L+450, 1.00% LIBOR Floor, 5/9/2021(d)	1 Month LIBOR	Consumer Goods: Non-Durable	3,585	3,588	3
EIG Investors Corp., L+548, 1.00% LIBOR Floor, 11/9/2019(d)	3 Month LIBOR	Services: Business	1,798	1,719	(79)
Emmis Operating Company, L+600, 1.00% LIBOR Floor, 6/10/2021	3 Month LIBOR	Media: Broadcasting & Subscription	8,447	7,336	(1,111)
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(d)	6 Month LIBOR	High Tech Industries	7,211	5,891	(1,320)
Global Cash Access, Inc., L+525, 1.00% LIBOR Floor, 12/18/2020	3 Month LIBOR	Hotel, Gaming & Leisure	10,595	9,955	(640)
HC Group Holdings III, Inc., L+500, 1.00% LIBOR Floor, 4/7/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	12,384	12,463	79
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	4,854	4,358	(496)
Hemisphere Media Holdings, LLC, L+400, 1.00% LIBOR Floor, 7/30/2020	1 Month LIBOR	Media: Broadcasting & Subscription	3,857	3,815	(42)
Hilex Poly Co. LLC, L+500, 1.00% LIBOR Floor, 12/5/2021	3 Month LIBOR	Containers, Packaging & Glass	13,000	13,150	150
Hyperion Insurance Group Ltd., L+450, 1.00% LIBOR Floor, 4/29/2022(d)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	2,551	2,439	(112)
IMG Worldwide Holdings, LLC, L+425, 1.00% LIBOR Floor, 5/6/2021	3 Month LIBOR	Media: Diversified & Production	14,289	14,407	118
Infiltrator Water Technologies, LLC, L+425, 1.00% LIBOR Floor, 5/27/2022	3 Month LIBOR	Construction & Building	8,955	8,994	39
inVentiv Health, Inc., L+625, 1.50% LIBOR Floor, 5/15/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	9,999	9,943	(56)
Lanyon Solutions, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	3 Month LIBOR	High Tech Industries	1,143	1,142	(1)
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020	1 Month LIBOR	Services: Business	5,882	5,586	(296)
Murray Energy Corp., L+650, 1.00% LIBOR Floor, 4/16/2020	3 Month LIBOR	Mining & Metals	3,456	2,612	(844)
Navex Global, Inc, L+475, 1.00% LIBOR Floor, 11/19/2021	6 Month LIBOR	High Tech Industries	13,629	13,546	(83)
Nielsen & Bainbridge, LLC, L+500, 1.00% LIBOR Floor, 8/15/2020	6 Month LIBOR	Consumer Goods: Durable	15,842	15,861	19
Oasis Outsourcing Holdings, Inc., L+475, 1.00% LIBOR Floor, 12/26/2021	1 Month LIBOR	Services: Business	14,355	14,536	181
Onex TSG Holdings II Corp., L+400, 1.00% LIBOR Floor, 7/29/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	7,404	7,441	37
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	10,240	9,026	(1,214)

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Pelican Products, Inc., L+425, 1.00% LIBOR Floor, 4/10/2020	3 Month LIBOR	Chemicals, Plastics & Rubber	2,493	2,441	(52)
PetroChoice Holdings, Inc., L+500, 1.00% LIBOR Floor, 8/19/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	1,637	1,662	25
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(d)	3 Month LIBOR	Aerospace & Defense	6,337	5,757	(580)
Pike Corp., L+450, 1.00% LIBOR Floor, 12/22/2021	1 Month LIBOR	Energy: Electricity	1,859	1,854	(5)
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(d)	1 Month LIBOR	Consumer Goods: Non-Durable	5,662	5,651	(11)
PSC Industrial Holdings Corp., L+475, 1.00% LIBOR Floor, 12/5/2020	3 Month LIBOR	Services: Business	4,876	4,771	(105)
Riverbed Technology, Inc., L+400, 1.00% LIBOR Floor, 4/24/2022	3 Month LIBOR	High Tech Industries	19,447	19,485	38
RP Crown Parent, LLC, L+500, 1.00% LIBOR Floor, 12/21/2018	3 Month LIBOR	High Tech Industries	15,352	14,770	(582)
Scientific Games International, Inc., L+500, 1.00% LIBOR Floor, 10/1/2021(d)	Various	Hotel, Gaming & Leisure	21,321	21,392	71
SESAC Holdco II LLC, L+425, 1.00% LIBOR Floor, 2/7/2019	6 Month LIBOR	Media: Broadcasting & Subscription	5,023	5,016	(7)
SG Acquisition, Inc., L+525, 1.00% LIBOR Floor, 8/19/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	12,196	12,292	96
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019	3 Month LIBOR	Services: Business	10,784	10,752	(32)
Smile Brands Group, Inc., L+775, 1.25% LIBOR Floor, 8/16/2019(e)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,671	4,065	(606)
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	9,766	9,759	(7)
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022	3 Month LIBOR	Services: Business	7,690	7,798	108
Styrolution US Holding LLC, L+550, 1.00% LIBOR Floor, 11/7/2019	1 Month LIBOR	Chemicals, Plastics & Rubber	8,899	8,984	85
Surgery Center Holdings, Inc., L+425, 1.00% LIBOR Floor, 11/3/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	6,434	6,526	92
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020	3 Month LIBOR	Services: Business	7,821	7,861	40
TASC, Inc., L+600, 1.00% LIBOR Floor, 5/23/2020(d)	Various	Services: Business	7,910	8,190	280
TIBCO Software Inc., L+550, 1.00% LIBOR Floor, 12/4/2020	1 Month LIBOR	High Tech Industries	16,913	15,923	(990)
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,214	2,190	(24)
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/7/2020	3 Month LIBOR	Services: Consumer	5,321	5,285	(36)
U.S. Farathane, LLC, L+475, 1.00% LIBOR Floor, 12/23/2021	3 Month LIBOR	Automotive	6,016	6,077	61
U.S. Renal Care, Inc., L+425, 1.00% LIBOR Floor, 12/30/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	3,216	3,244	28
USS Parent Holdings Corp., L+450, 1.00% LIBOR Floor, 8/5/2021	1 Month LIBOR	Construction & Building	12,237	12,195	(42)
Vince, LLC, L+475, 1.00% LIBOR Floor, 11/27/2019(d)	Various	Retail	1,124	1,070	(54)
Western Dental Services, Inc., L+650, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	5,573	5,391	(182)
Total Senior Secured First Lien Debt			632,738	614,700	(18,038)
Senior Secured Second Lien Debt
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	870	915	45
Asurion, LLC, L+750, 1.00% LIBOR Floor, 3/3/2021	1 Month LIBOR	Services: Consumer	7,772	7,635	(137)
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(d)	6 Month LIBOR	High Tech Industries	9,798	4,750	(5,048)
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022	3 Month LIBOR	Retail	3,940	3,840	(100)
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	3 Month LIBOR	Services: Business	6,965	6,160	(805)
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	13,600	12,408	(1,192)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	8,050	7,240	(810)
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022	1 Month LIBOR	Retail	4,973	3,574	(1,399)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,002	885	(117)
Total Senior Secured Second Lien Debt			56,970	47,407	(9,563)
Total			$689,708	$662,107	$(27,601)

(a)

All of the underlying loans subject to the TRS are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (d) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)

The 1, 3, and 6 month LIBOR rates were 0.47%, 0.65% and 0.92%, respectively, as of June 30, 2016. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2016, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2016.

(c)	Fair value determined by the Company’s board of directors (see Note 9).

(d)

All or a portion of the underlying loan subject to the TRS is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2016, 89.5% of the Company’s total assets represented qualifying assets. In addition, as described in this Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 86.9% of the Company’s total assets represented qualifying assets as of June 30, 2016.

(e)

For the six months ended June 30, 2016, the following underlying loans subject to the TRS contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

			Interest Rate			Interest Amount
	Issuer of Underlying Loan	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
	Smile Brands Group, Inc.	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$181	$36	$217
	Southcross Holdings Borrower LP(f)	Senior Secured First Lien Debt	3.50%	5.50%	9.00%	$1	$1	$2

(f)	Prior to June 30, 2016, the underlying loan was assigned to the Company and removed from the TRS.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

June 30, 2016

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

June 30, 2016

(in thousands, except share and per share amounts)

Note 8. Credit Facility

East West Bank Credit Facility

On April 30, 2015, the Company entered into a revolving credit facility, or the EWB Credit Facility, with East West Bank, or EWB. The EWB Credit Facility provides for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions, and the Company is required to maintain $2,000 in a demand deposit account with EWB at all times. As of and for the six months ended June 30, 2016, the Company was in compliance with all covenants and reporting requirements under the EWB Credit Facility.

Advances under the EWB Credit Facility bear interest at a floating rate equal to (i) the greater of 3.25% per year or the variable rate of interest per year announced by EWB as its prime rate, which was 3.50% at June 30, 2016, plus (ii) a spread of 0.75%. Interest is payable quarterly in arrears. Each advance under the EWB Credit Facility will be due and payable on the earlier of 90 days from the date such advance was made by EWB, or April 27, 2017. The Company may prepay any advance without penalty or premium. The Company will be subject to a non-usage fee of 0.50% per year on the average amount, if any, of the aggregate principal amount available under the EWB Credit Facility that has not been borrowed, payable at the end of each quarter. The non-usage fee, if any, is payable quarterly in arrears. The Company’s obligations to EWB under the EWB Credit Facility are secured by a first priority security interest in certain eligible investments in which the Company has a beneficial interest, as updated from time to time.

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

As of August 5, 2016 and during the six months ended June 30, 2016, the Company had no outstanding borrowings under the EWB Credit Facility.

The Company incurred costs of $278 in connection with obtaining the EWB Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized to interest expense over the initial life of the EWB Credit Facility. On April 21, 2016, the Company incurred additional costs of $200 in connection with the second amendment to the EWB Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and amortizes to interest expense over the life of the EWB Credit Facility pursuant to the second amendment. As of June 30, 2016, $166 of such costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of deferred financing costs	$56	$46	$125	$46
Non-usage fee	51	30	102	30
Stated interest expense	-	33	-	33
Total interest expense	$107	$109	$227	$109

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of June 30, 2016 and December 31, 2015, according to the fair value hierarchy:

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$-	$-	$168,798	$168,798	$-	$-	$104,187	$104,187
Senior secured second lien debt	-	-	431,875	431,875	-	-	453,713	453,713
Collateralized securities and structured products - debt	-	-	40,288	40,288	-	-	41,663	41,663
Collateralized securities and structured products - equity	-	-	34,397	34,397	-	-	24,604	24,604
Unsecured debt	-	-	28,275	28,275	-	-	26,740	26,740
Equity	-	-	72	72	-	-	-	-
Short term investments	32,093	-	-	32,093	18,892	-	-	18,892
Total return swap	-	-	(27,601)	(27,601)	-	-	(34,900)	(34,900)
Total	$32,093	$-	$676,104	$708,197	$18,892	$-	$616,007	$634,899

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, March 31, 2016	$125,948	$440,958	$38,739	$21,793	$26,603	$-	$(36,508)	$617,533
Investments purchased	51,374	50,939	-	10,000	-	75	-	112,388
Net realized gain	70	637	-	-	-	-	7,249	7,956
Net change in unrealized (depreciation) appreciation	(192)	7,957	1,521	3,320	1,641	(3)	8,907	23,151
Accretion of discount	187	181	28	-	31	-	-	427
Sales and principal repayments	(8,589)	(68,797)	-	(716)	-	-	(7,249)	(85,351)
Ending balance, June 30, 2016	$168,798	$431,875	$40,288	$34,397	$28,275	$72	$(27,601)	$676,104
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2016(1)	$(763)	$7,200	$1,521	$3,320	$1,641	$(3)	$8,073	$20,989

(1)

Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation (depreciation) on total return swap.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2016
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, December 31, 2015	$104,187	$453,713	$41,663	$24,604	$26,740	$-	$(34,900)	$616,007
Investments purchased	81,793	54,823	-	10,000	2,704	75	-	149,395
Net realized gain	115	573	-	-	11	-	15,611	16,310
Net change in unrealized (depreciation) appreciation	(1,381)	1,659	(1,430)	1,321	1,473	(3)	7,299	8,938
Accretion of discount	353	366	55	-	62	-	-	836
Sales and principal repayments	(16,269)	(79,259)	-	(1,528)	(2,715)	-	(15,611)	(115,382)
Ending balance, June 30, 2016	$168,798	$431,875	$40,288	$34,397	$28,275	$72	$(27,601)	$676,104
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2016(1)	$(1,777)	$223	$(1,430)	$1,321	$1,473	$(3)	$6,757	$6,564

(1)

Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation (depreciation) on total return swap.

	Three Months Ended June 30, 2015
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, March 31, 2015	$80,663	$297,458	$28,247	$26,284	$-	$1,640	$434,292
Investments purchased	27,127	98,026	15,500	7,751	25,263	-	173,667
Net realized (loss) gain	(120)	(13)	-	-	133	8,515	8,515
Net change in unrealized (depreciation) appreciation	(415)	1,461	(50)	167	(196)	(3,250)	(2,283)
Accretion of discount	93	107	27	5	15	-	247
Sales and principal repayments	(5,130)	(3,398)	-	(1,281)	(12,819)	(8,515)	(31,143)
Ending balance, June 30, 2015	$102,218	$393,641	$43,724	$32,926	$12,396	$(1,610)	$583,295
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2015(1)	$(416)	$1,461	$(51)	$167	$(195)	$(2,729)	$(1,763)

(1)

Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation (depreciation) on total return swap.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2015
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, December 31, 2014	$69,204	$245,258	$27,965	$9,137	$-	$(4,409)	$347,155
Investments purchased	68,754	150,063	15,500	24,914	29,964	-	289,195
Net realized gain (loss)	387	(4)	-	-	192	15,122	15,697
Net change in unrealized (depreciation) appreciation	(122)	2,411	206	132	(196)	2,799	5,230
Accretion of discount	193	166	53	24	15	-	451
Sales and principal repayments	(36,198)	(4,253)	-	(1,281)	(17,579)	(15,122)	(74,433)
Ending balance, June 30, 2015	$102,218	$393,641	$43,724	$32,926	$12,396	$(1,610)	$583,295
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2015(1)	$(122)	$2,400	$205	$132	$(195)	$2,817	$5,237

(1)

Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation (depreciation) on total return swap.

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$132,396	Discounted Cash Flow	Discount Rates	7.0%	-	17.9%	10.6%
	36,402	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	256,957	Discounted Cash Flow	Discount Rates	8.6%	-	18.8%	10.3%
	174,918	Broker Quotes	Broker Quotes	N/A			N/A
Collateralized securities and structured products - debt	40,288	Discounted Cash Flow	Discount Rates	11.0%	-	15.0%	11.7%
Collateralized securities and structured products - equity	34,397	Discounted Cash Flow	Discount Rates	11.0%	-	20.0%	16.5%
Unsecured debt	28,275	Broker Quotes	Broker Quotes	N/A			N/A
Equity	72	Broker Quotes	Broker Quotes	N/A			N/A
Total return swap	(9,135)	Discounted Cash Flow	Discount Rates	5.1%	-	27.6%	8.1%
	(18,466)	Broker Quotes	Broker Quotes	N/A			N/A
Total	$676,104

(1)	Weighted average amounts are based on the estimated fair values.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien debt, senior secured second lien debt, collateralized securities and structured products, unsecured debt, equity, and total return swap are discount rates and broker quotes. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively. A significant increase or decrease in the broker quotes would result in a significantly higher or lower fair value measurement, respectively.

Note 10. General and Administrative Expense

General and administrative expense consisted of the following items for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Transfer agent expense	$277	$279	$619	$504
Professional fees	52	281	604	516
Dues and subscriptions	197	179	444	267
Printing and marketing expense	253	315	343	469
Due diligence fees	119	267	281	529
Valuation expense	126	64	225	130
Insurance expense	84	72	166	131
Director fees and expenses	71	74	138	138
Filing fees	3	405	7	432
Other expenses	117	107	225	205
Total general and administrative expense	$1,299	$2,043	$3,052	$3,321

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

As of June 30, 2016 and December 31, 2015, the Company’s unfunded commitments were as follows:

Unfunded Commitments	June 30, 2016(1)	December 31, 2015(1)
CCSLF(2)(3)	$40,000	$40,000
Mitel Networks Corp.(4)	20,000	-
NexStar Broadcasting, Inc.(4)	20,000	-
Recipe Acquisition Corp.(4)	20,000	-
ABG Intermediate Holdings 2 LLC(3)	1,119	1,128
Ivy Hill Middle Market Credit Fund VIII, Ltd.(3)	1,111	-
Studio Movie Grill Holdings, LLC(3)	363	1,069
ECI Acquisition Holdings, Inc.	-	1,207
Total	$102,593	$43,404

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

(2)	See Note 6 for a further description of our investment in CCSLF.

(3)

As of August 4, 2016, the Company's unfunded commitments were to portfolio companies ABG Intermediate Holdings 2 LLC, Ivy Hill Middle Market Credit Fund VIII, Ltd., and Studio Movie Grill Holdings, LLC in the amount of $1,119, $1,111 and $363, respectively, and also included an unfunded commitment of $40,000 to CCSLF. In addition, subsequent to June 30, 2016, the Company entered into a $2,500 revolving loan commitment with Elemica Holdings, Inc., which was unfunded as of August 4, 2016.

(4)	This unfunded commitment expired prior to August 4, 2016 without being funded.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  The Company intends to use cash on hand, short-term investments and other liquid assets to fund these commitments should the need arise.   For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2016 and December 31, 2015, refer to the table above and the consolidated schedules of investments.

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

Note 12. Fee Income

Fee income consists of commitment fees and amendment fees. The following table summarizes the Company’s fee income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commitment fees	$100	$250	$251	$718
Amendment fees	3	21	44	23
Total	$103	$271	$295	$741

For the three and six months ended June 30, 2016 and 2015, all fee income was non-recurring.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended June 30, 2016 and 2015:

	As of and for the	As of and for the
	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Per share data:(1)
Net asset value at beginning of period	$8.71	$9.22
Results of operations:
Net investment income(2)	0.20	0.10
Net realized gain and net change in unrealized appreciation on investments(3)	0.03	0.07
Net realized gain and net change in unrealized appreciation on total return swap	0.22	0.27
Net increase in net assets resulting from operations(3)	0.45	0.44
Shareholder distributions:
Distributions from net investment income	(0.20)	(0.10)
Distributions from net realized gains	(0.17)	(0.24)
Distributions in excess of net investment income(4)	-	(0.03)
Net decrease in net assets from shareholders' distributions	(0.37)	(0.37)
Capital share transactions:
Issuance of common stock above net asset value(5)	-	0.04
Repurchases of common stock(6)	-	-
Net increase in net assets resulting from capital share transactions	-	0.04
Net asset value at end of period	$8.79	$9.33
Shares of common stock outstanding at end of period	106,020,384	78,325,613
Total investment return-net asset value(7)	5.23%	5.11%
Net assets at beginning of period	$904,326	$496,389
Net assets at end of period	$931,845	$730,451
Average net assets	$905,479	$611,683

Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	2.35%	1.09%
Ratio of gross operating expenses to average net assets(9)	1.52%	2.32%
Ratio of expenses (before recoupment of expense support) to average net assets(10)	1.45%	1.92%
Ratio of net expense recoupments to average net assets(11)	0.07%	0.40%
Ratio of net operating expenses to average net assets	1.52%	2.32%
Portfolio turnover rate(12)	15.09%	13.34%
Asset coverage ratio(13)	2.97	2.43

(1)	The per share data for the six months ended June 30, 2016 and 2015 was derived by using the weighted average shares of common stock outstanding during each period.

(2)

Net investment income per share includes expense recoupments to IIG of $0.01 and $0.04 per share for the six months ended June 30, 2016 and 2015, respectively. There was no expense support from IIG or AIM for the six months ended June 30, 2016 or 2015.

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

June 30, 2016

(in thousands, except share and per share amounts)

(5)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the six months ended June 30, 2016.

(6)

Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the six months ended June 30, 2016 and 2015.

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

(8)

Excluding the recoupment of expense support to IIG during the period, the ratio of net investment income to average net assets would have been 2.43% and 1.48% for the six months ended June 30, 2016 and 2015, respectively.

(9)	Ratio of gross operating expenses to average net assets does not include expense support provided by IIG and/or AIM, if any.

(10)	The ratio of gross expense recoupments to IIG to average net assets for the six months ended June 30, 2016 and 2015 was (0.07%) and (0.40%), respectively.

(11)

In order to record an obligation to reimburse IIG for expense support provided, the ratio of gross operating expenses to average net assets, when considering the recoupment, in the period in which recoupment is sought cannot exceed the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the six months ended June 30, 2016 and 2015, the ratio of gross operating expenses to average net assets, when considering recoupment to IIG, was 0.26% and 0.39%, respectively.

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

Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. Our portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt, including corporate bonds and long-term subordinated loans, referred to as mezzanine loans, and equity of private and thinly traded U.S. middle-market companies. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.

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

Portfolio Investment Activity for the Three Months Ended June 30, 2016 and 2015

The following table summarizes our investment activity, excluding short term investments, for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$51,374	$6,010	$57,384	$27,127	$165,728	$192,855
Senior secured second lien debt	50,939	-	50,939	98,026	-	98,026
Collateralized securities and structured products - debt	-	-	-	15,500	-	15,500
Collateralized securities and structured products - equity	10,000	-	10,000	7,751	-	7,751
Unsecured debt	-	-	-	25,263	-	25,263
Equity	75	171	246	-	-	-
Sales and principal repayments	(78,102)	(37,562)	(115,664)	(22,628)	(105,688)	(128,316)
Net portfolio activity	$34,286	$(31,381)	$2,905	$151,039	$60,040	$211,079

The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$172,139	$168,798	24.0%	$632,738	$614,700	92.8%	$804,877	$783,498	57.4%
Senior secured second lien debt	445,402	431,875	61.4%	56,970	47,407	7.2%	502,372	479,282	35.1%
Collateralized securities and structured products - debt	44,416	40,288	5.7%	-	-	-	44,416	40,288	2.9%
Collateralized securities and structured products - equity	39,656	34,397	4.9%	-	-	-	39,656	34,397	2.5%
Unsecured debt	29,615	28,275	4.0%	-	-	-	29,615	28,275	2.1%
Equity	75	72	0.0%	-	-	-	75	72	0.0%
Subtotal/total percentage	731,303	703,705	100.0%	689,708	662,107	100.0%	1,421,011	1,365,812	100.0%
Short term investments(2)	32,093	32,093		-	-		32,093	32,093
Total investments	$763,396	$735,798		$689,708	$662,107		$1,453,104	$1,397,905

Number of portfolio companies			80			83			140(3)
Average annual EBITDA of portfolio companies		$73.5 million			$280.7 million			$179.9 million
Median annual EBITDA of portfolio companies		$60.1 million			$95.7 million			$72.0 million
Purchased at a weighted average price of par			96.80%			99.05%			97.88%
Gross annual portfolio yield based upon the purchase price(4)			9.72%			6.46%(5)			8.14%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(3)

The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 23 portfolio companies being in both the investment and TRS portfolios.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio by the type of interest rate as of June 30, 2016 and December 31, 2015, excluding short term investments of $32,093 and $18,892, respectively:

	June 30, 2016
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$632,647	$611,026	86.8%	$689,708	$662,107	100.0%	$1,322,355	$1,273,133	93.2%
Fixed interest rate investments	58,925	58,210	8.3%	-	-	-	58,925	58,210	4.3%
Non-income producing equity	75	72	0.0%	-	-	-	75	72	0.0%
Other income producing investments	39,656	34,397	4.9%	-	-	-	39,656	34,397	2.5%
Total investments	$731,303	$703,705	100.0%	$689,708	$662,107	100.0%	$1,421,011	$1,365,812	100.0%

	December 31, 2015
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$606,286	$585,873	90.0%	$718,025	$683,125	100.0%	$1,324,311	$1,268,998	95.1%
Fixed interest rate investments	42,674	40,430	6.2%	-	-	-	42,674	40,430	3.0%
Other income producing investments	31,184	24,604	3.8%	-	-	-	31,184	24,604	1.9%
Total investments	$680,144	$650,907	100.0%	$718,025	$683,125	100.0%	$1,398,169	$1,334,032	100.0%

The following table shows the composition of our investment portfolio and our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
High Tech Industries	$147,693	21.0%	$75,507	11.4%	$223,200	16.3%
Services: Business	123,786	17.6%	94,513	14.3%	218,299	16.0%
Healthcare & Pharmaceuticals	48,648	6.9%	126,008	19.0%	174,656	12.8%
Diversified Financials	74,685	10.6%	-	-	74,685	5.5%
Construction & Building	34,933	4.9%	35,335	5.3%	70,268	5.1%
Retail	18,059	2.6%	48,737	7.4%	66,796	4.9%
Chemicals, Plastics & Rubber	26,759	3.8%	38,599	5.8%	65,358	4.8%
Telecommunications	29,876	4.2%	30,435	4.6%	60,311	4.4%
Hotel, Gaming & Leisure	26,865	3.8%	32,500	4.9%	59,365	4.3%
Banking, Finance, Insurance & Real Estate	32,989	4.7%	15,646	2.4%	48,635	3.6%
Beverage, Food & Tobacco	43,799	6.2%	-	-	43,799	3.2%
Forest Products & Paper	-	-	32,749	5.0%	32,749	2.4%
Media: Advertising, Printing & Publishing	24,680	3.5%	7,543	1.1%	32,223	2.3%
Services: Consumer	-	-	25,749	3.9%	25,749	1.9%
Media: Broadcasting & Subscription	9,541	1.4%	16,167	2.4%	25,708	1.9%
Automotive	18,763	2.7%	6,077	0.9%	24,840	1.8%
Consumer Goods: Non-Durable	13,311	1.9%	11,429	1.7%	24,740	1.8%
Media: Diversified & Production	8,335	1.2%	14,407	2.2%	22,742	1.7%
Consumer Goods: Durable	-	-	15,861	2.4%	15,861	1.2%
Energy: Electricity	12,438	1.8%	1,854	0.3%	14,292	1.0%
Aerospace & Defense	-	-	13,330	2.0%	13,330	1.0%
Containers, Packaging & Glass	-	-	13,150	2.0%	13,150	1.0%
Energy: Oil & Gas	5,800	0.8%	3,899	0.6%	9,699	0.7%
Environmental Industries	2,745	0.4%	-	-	2,745	0.2%
Mining & Metals	-	-	2,612	0.4%	2,612	0.2%
Subtotal/total percentage	703,705	100.0%	662,107	100.0%	1,365,812	100.0%
Short term investments	32,093		-		32,093
Total investments	$735,798		$662,107		$1,397,905

	December 31, 2015
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$124,412	19.1%	$94,924	13.9%	$219,336	16.4%
Healthcare & Pharmaceuticals	54,122	8.3%	121,889	17.8%	176,011	13.2%
High Tech Industries	86,848	13.3%	77,663	11.4%	164,511	12.3%
Diversified Financials	66,267	10.2%	-	-	66,267	5.0%
Chemicals, Plastics & Rubber	27,161	4.2%	37,270	5.5%	64,431	4.8%
Banking, Finance, Insurance & Real Estate	32,224	5.0%	31,160	4.6%	63,384	4.8%
Beverage, Food & Tobacco	62,314	9.6%	-	-	62,314	4.7%
Construction & Building	24,099	3.7%	35,443	5.2%	59,542	4.5%
Hotel, Gaming & Leisure	26,839	4.1%	32,079	4.7%	58,918	4.4%
Retail	8,623	1.4%	49,276	7.2%	57,899	4.3%
Telecommunications	9,148	1.4%	29,943	4.4%	39,091	2.9%
Services: Consumer	13,154	2.0%	25,003	3.7%	38,157	2.9%
Forest Products & Paper	-	-	32,697	4.8%	32,697	2.5%
Media: Advertising, Printing & Publishing	24,627	3.8%	7,740	1.1%	32,367	2.4%
Consumer Goods: Durable	-	-	28,803	4.2%	28,803	2.2%
Media: Broadcasting & Subscription	9,952	1.5%	16,642	2.4%	26,594	2.0%
Consumer Goods: Non-Durable	13,974	2.1%	12,347	1.8%	26,321	2.0%
Automotive	19,766	3.0%	5,100	0.8%	24,866	1.9%
Media: Diversified & Production	10,153	1.6%	14,287	2.1%	24,440	1.8%
Containers, Packaging & Glass	11,851	1.8%	8,366	1.2%	20,217	1.5%
Energy: Electricity	13,677	2.1%	2,194	0.3%	15,871	1.2%
Aerospace & Defense	-	-	13,975	2.0%	13,975	1.0%
Energy: Oil & Gas	6,274	1.0%	3,286	0.5%	9,560	0.7%
Mining & Metals	-	-	3,038	0.4%	3,038	0.2%
Environmental Industries	2,850	0.4%	-	-	2,850	0.2%
Capital Equipment	2,572	0.4%	-	-	2,572	0.2%
Subtotal/total percentage	650,907	100.0%	683,125	100.0%	1,334,032	100.0%
Short term investments	18,892		-		18,892
Total investments	$669,799		$683,125		$1,352,924

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

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2016 and December 31, 2015, our unfunded commitments amounted to $102,593 and $43,404, respectively. As of August 4, 2016, our unfunded commitments amounted to $45,093. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. For additional information on our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of June 30, 2016 and December 31, 2015, excluding short term investments of $32,093 and $18,892, respectively:

	June 30, 2016
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	648,319	92.1%	620,511	93.7%	1,268,830	92.9%
3	47,607	6.8%	31,680	4.8%	79,287	5.8%
4	7,779	1.1%	7,639	1.2%	15,418	1.1%
5	-	-	2,277	0.3%	2,277	0.2%
	$703,705	100.0%	$662,107	100.0%	$1,365,812	100.0%

	December 31, 2015
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	624,097	95.9%	652,073	95.5%	1,276,170	95.7%
3	24,180	3.7%	23,047	3.4%	47,227	3.5%
4	2,630	0.4%	6,845	1.0%	9,475	0.7%
5	-	-	1,160	0.1%	1,160	0.1%
	$650,907	100.0%	$683,125	100.0%	$1,334,032	100.0%

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

Current Investment Portfolio

As of August 4, 2016, our investment portfolio, excluding our short term investments and TRS, consisted of interests in 81 portfolio companies (26% in senior secured first lien debt, 60% in senior secured second lien debt, 10% in collateralized securities and structured products (comprised of 2% invested in rated debt, 4% invested in non-rated debt and 4% invested in non-rated equity of such securities and products), 4% in unsecured debt and less than 1% in equity) with a total fair value of $726,317 with an average and median portfolio company annual EBITDA of $68.8 million and $58.7 million, respectively, at initial investment. As of August 4, 2016, investments in our portfolio, excluding our short term investments and TRS, were purchased at a weighted average price of 96.81% of par value. Our estimated gross annual portfolio yield was 9.62% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the six months ended June 30, 2016, our total investment return-net asset value was 5.23%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.

As of August 4, 2016, our only short term investment was an investment in a U.S. Treasury Obligations Fund of $51,329.

Further, as of August 4, 2016, through a TRS (described further in Note 7 of our consolidated financial statements), we obtained the economic benefit of owning investments in first and second lien senior secured floating-rate loans of 64 portfolio companies, down from 83 at June 30, 2016 due to net sales of underlying loans subject to the TRS of $178,894.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

                Our results of operations for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016	2015
Investment income	$17,830	$11,918
Net operating expenses	7,000	7,412
Net investment income	10,830	4,506
Net realized gain on investments	707	-
Net change in unrealized appreciation on investments	14,244	967
Net realized gain on total return swap	7,249	8,515
Net change in unrealized appreciation (depreciation) on total return swap	8,907	(3,250)
Net increase in net assets resulting from operations	$41,937	$10,738

Investment Income

For the three months ended June 30, 2016 and 2015, we generated investment income of $17,830 and $11,918, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 89 and 78 portfolio companies held during each respective period. Our average investment portfolio size, excluding short term investments and the TRS, increased $170,094, from $508,779 for the three months ended June 30, 2015 to $678,873 for the three months ended June 30, 2016, as we continued to deploy the net proceeds from our follow-on continuous public offering. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering, which commenced on January 25, 2016. As a result, we believe that reported investment income for the three months ended June 30, 2016 and 2015 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015
Management fees	$4,612	$3,491
Administrative services expense	434	420
Capital gains incentive fee	-	(243)
General and administrative	1,299	2,043
Interest expense	107	109
Total operating expenses	6,452	5,820
Recoupment of expense support from IIG	548	1,592
Net operating expenses	$7,000	$7,412

The composition of our general and administrative expenses for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015
Transfer agent expense	$277	$279
Printing and marketing expense	253	315
Dues and subscriptions	197	179
Valuation expense	126	64
Due diligence fees	119	267
Insurance expense	84	72
Director fees and expenses	71	74
Professional fees	52	281
Filing fees	3	405
Other expenses	117	107
Total general and administrative expense	$1,299	$2,043

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

For the three months ended June 30, 2016, IIG recouped $548 of expense support made during the three months ended December 31, 2014 in connection with the expense support and conditional reimbursement agreement. For the three months ended June 30, 2015, IIG recouped $1,592 of expense support made during the three months ended June 30, 2013 and September 30, 2013 in connection with the expense support and conditional reimbursement agreement.

Recoupment of such support will be determined as appropriate to meet the objectives of the second amended and restated expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse IIG and AIM for any expense support that may be received from IIG and AIM in the future.

Net Investment Income

Our net investment income totaled $10,830 and $4,506 for the three months ended June 30, 2016 and 2015, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to our continuous public offerings.

Net Realized Gain on Investments

Our net realized gain on investments totaled $707 for the three months ended June 30, 2016. We had no net realized gains on investments during the three months ended June 30, 2015. The increase in net realized gain on investments was mainly due to an increase in principal repayment activity during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. During the three months ended June 30, 2016, we received sale proceeds of $1,495 and principal repayments of $76,607, resulting in net realized gains of $707. For the three months ended June 30, 2015, we received sale proceeds of $20,236 and principal repayments of $2,392, which resulted in no net gains or losses.

Net Change in Unrealized Appreciation on Investments

The net change in unrealized appreciation on our investments totaled $14,244 and $967 for the three months ended June 30, 2016 and 2015, respectively. This change was driven primarily by an increase in the average size of our investment portfolio and improving conditions in the leveraged loan market for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $7,249 and $8,515 for the three months ended June 30, 2016 and 2015, respectively. The components of net realized gain on the TRS are summarized below:

	Three Months Ended June 30,
	2016	2015
Interest and other income from TRS portfolio	$11,621	$9,955
Interest and other expense from TRS portfolio	(3,589)	(2,509)
Net (loss) gain on TRS loan sales	(783)	1,069
Total	$7,249	$8,515

Net Change in Unrealized Appreciation (Depreciation) on TRS

The net change in unrealized appreciation (depreciation) on the TRS totaled $8,907 and ($3,250) for the three months ended June 30, 2016 and 2015, respectively. This change was driven primarily by (i) an increase in the average size of the TRS for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and (ii) a greater degree of credit spread tightening for broadly syndicated loans during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2016 and 2015, we recorded a net increase in net assets resulting from operations of $41,937 and $10,738, respectively, as a result of our operating activity for the respective periods.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

                Our results of operations for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015
Investment income	$35,101	$20,832
Net operating expenses	13,796	14,195
Net investment income	21,305	6,637
Net realized gain on investments	699	575
Net change in unrealized appreciation on investments	1,639	2,431
Net realized gain on total return swap	15,611	15,122
Net change in unrealized appreciation on total return swap	7,299	2,799
Net increase in net assets resulting from operations	$46,553	$27,564

Investment Income

For the six months ended June 30, 2016 and 2015, we generated investment income of $35,101 and $20,832, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 94 and 78 portfolio companies held during each respective period. Our average investment portfolio size, excluding short term investments and the TRS, increased $209,071, from $468,235 for the six months ended June 30, 2015 to $677,306 for the six months ended June 30, 2016, as we continued to deploy the net proceeds from our follow-on continuous public offering. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering, which commenced on January 25, 2016. As a result, we believe that reported investment income for the six months ended June 30, 2016 and 2015 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015
Management fees	$9,124	$6,251
Administrative services expense	726	874
Capital gains incentive fee	-	1,211
General and administrative	3,052	3,321
Interest expense	227	109
Total operating expenses	13,129	11,766
Recoupment of expense support from IIG	667	2,429
Net operating expenses	$13,796	$14,195

The composition of our general and administrative expenses for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015
Transfer agent expense	$619	$504
Professional fees	604	516
Dues and subscriptions	444	267
Printing and marketing expense	343	469
Due diligence fees	281	529
Valuation expense	225	130
Insurance expense	166	131
Director fees and expenses	138	138
Filing fees	7	432
Other expenses	225	205
Total general and administrative expense	$3,052	$3,321

Expense Support and Recoupment of Expense Support

For the six months ended June 30, 2016, IIG recouped $667 of expense support made during the three months ended December 31, 2014 in connection with the expense support and conditional reimbursement agreement. For the six months ended June 30, 2015, IIG recouped $2,429 of expense support made during the three months ended March 31, 2013, June 30, 2013 and September 30, 2013 in connection with the expense support and conditional reimbursement agreement.

Refer to the section “Results of Operations for the Three Months Ended June 30, 2016 and 2015 – Expense Support and Recoupment of Expense Support” above for further details regarding expense support from IIG and AIM.

Net Investment Income

Our net investment income totaled $21,305 and $6,637 for the six months ended June 30, 2016 and 2015, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to our continuous public offerings.

Net Realized Gain on Investments

Our net realized gain on investments totaled $699 and $575 for the six months ended June 30, 2016 and 2015, respectively. The increase in net realized gain on investments was mainly due to an increase in sale and principal repayment activity during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. During the six months ended June 30, 2016, we received sale proceeds of $12,415 and principal repayments of $87,356, resulting in net realized gains of $699. For the six months ended June 30, 2015, we received sale proceeds of $55,801 and principal repayments of $3,510, resulting in net realized gains of $575.

Net Change in Unrealized Appreciation on Investments

The net change in unrealized appreciation on our investments totaled $1,639 and $2,431 for the six months ended June 30, 2016 and 2015, respectively. This change was driven primarily by a widening of credit spreads for middle market companies during the six months ended June 30, 2016 that negatively impacted the fair value of certain investments, compared to a tightening of credit spreads for middle market companies during the six months ended June 30, 2015.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $15,611 and $15,122 for the six months ended June 30, 2016 and 2015, respectively. The components of net realized gain on the TRS are summarized below:

	Six Months Ended June 30,
	2016	2015
Interest and other income from TRS portfolio	$23,267	$18,369
Interest and other expense from TRS portfolio	(7,042)	(4,515)
Net (loss) gain on TRS loan sales	(614)	1,268
Total	$15,611	$15,122

Net Change in Unrealized Appreciation on TRS

The net change in unrealized appreciation on the TRS totaled $7,299 and $2,799 for the six months ended June 30, 2016 and 2015, respectively. This change was driven primarily by an increase in the average size of the TRS and improving conditions in the leveraged loan market during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Net Increase in Net Assets Resulting from Operations

For the six months ended June 30, 2016 and 2015, we recorded a net increase in net assets resulting from operations of $46,553 and $27,564, respectively, as a result of our operating activity for the respective periods.

 Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $8.79 and $8.71 on June 30, 2016 and December 31, 2015, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.3658 per share during the six months ended June 30, 2016, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return was 5.23% for the six month period ended June 30, 2016. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 7.28% and a cumulative total return of 28.24% through June 30, 2016 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 4.13% and a cumulative total return of 15.42% through June 30, 2016. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 3.23% and a cumulative total return of 11.90%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 4.02% and a cumulative total return of 14.97% over the same period.

(1) Cumulative performance: December 17, 2012 to June 30, 2016

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

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds from our follow-on continuous public offering and from cash flows from interest, fees and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a follow-on continuous public offering of shares of our common stock. Our initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. Our follow-on continuous public offering commenced on January 25, 2016. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, are at or above our net asset value per share.

We will sell our shares on a continuous basis at our latest public offering price of $9.95 per share; however, to the extent that our net asset value fluctuates, we will sell at a price necessary to ensure that shares are sold at a price, after deduction of selling commissions and dealer manager fees, that is above and within 2.5% of net asset value per share.

Since commencing our initial continuous public offering on July 2, 2012 and through June 30, 2016, we sold 106,020,384 shares of common stock for net proceeds of $1,081,393 at an average price per share of $10.20. The net proceeds include gross proceeds received from reinvested shareholder distributions of $64,829, for which we issued 7,106,399 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $15,846, for which we repurchased 1,758,036 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through June 30, 2016, sales commissions and dealer manager fees related to the sale of our common stock were $61,863 and $30,299, respectively.

As of August 5, 2016, we sold 106,322,520 shares of common stock for net proceeds of $1,084,487 at an average price per share of $10.20. The net proceeds include gross proceeds received from reinvested shareholder distributions of $67,831, for which we issued 7,443,323 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $19,814, for which we repurchased 2,207,852 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through August 5, 2016, sales commissions and dealer manager fees related to the sale of our common stock were $62,119 and $30,414, respectively.

The net proceeds from our follow-on continuous public offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of June 30, 2016 and December 31, 2015, we had $32,093 and $18,892 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Total Return Swap

For a detailed discussion of our TRS, refer to Note 7 to our consolidated financial statements included in this report.

East West Bank Credit Facility

As of June 30, 2016 and August 5, 2016, we had no outstanding borrowings under the EWB Credit Facility and the aggregate principal amount available in connection with the EWB Credit Facility was $40,000.

For a detailed discussion of our EWB Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments

As of June 30, 2016 and August 5, 2016, our unfunded commitments amounted to $102,593 and $45,093, respectively.

For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

RIC Status and Distributions

Our total investment portfolio includes loans and other securities on our consolidated balance sheets and loans underlying the TRS. Accordingly, we treat net interest and other income earned on all investments, including the loans underlying the TRS, as a component of investment company taxable income when determining our sources of distributions. The sources of our distributions for the three and six months ended June 30, 2016 were as follows:

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage
Net investment income(2)	$10,189	$8,032	$18,221	95.1%	$20,831	$16,225	$37,056	97.1%
Capital gains from the sale of assets(1)	699	247	946	4.9%	699	416	1,115	2.9%
Total	$10,888	$8,279	$19,167	100.0%	$21,530	$16,641	$38,171	100.0%

(1)

For the three and six months ended June 30, 2016, we estimate that we had capital gains of $539 and $463, respectively, classified as long-term. The final determination of the tax attributes of our distributions is made annually as of the end of the year.

(2)	During the three and six months ended June 30, 2016, the Company realized losses of $1,030 in our total return swap portfolio, which are not currently deductible on a tax-basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, 93.2% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

Under the terms of the TRS with Citibank, we pay fees to Citibank at a floating rate based primarily on LIBOR (and in limited cases the prime rate) in exchange for the right to receive the economic benefit of a pool of loans. Pursuant to the terms of the EWB Credit Facility, borrowings are at a floating rate of 0.75% plus the greater of 3.25% or the variable rate of interest per year announced by EWB as its prime rate, which was 3.50% at June 30, 2016. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, TRS Agreement, or the EWB Credit Facility in effect as of June 30, 2016:

Change in Interest Rates	Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 61 basis points	$3,959	4.2%
Current base interest rate	-	-
Up 100 basis points	1,124	1.2%
Up 200 basis points	7,639	8.2%
Up 300 basis points	14,154	15.1%

(1)

Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities), which will not be less than zero, plus 1.40% per year on the full notional amount of the loans subject to the TRS. As of June 30, 2016, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden increases in interest rates. Approximately 4.3% of our portfolio investments and underlying loans subject to the TRS paid fixed interest rates as of June 30, 2016. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.

In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2016.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2016 pursuant to our share repurchase program.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	April 1 to April 30, 2016	674,428	$8.64	674,428	(1)
	May 1 to May 31, 2016	-	-	-	-
	June 1 to June 30, 2016	-	-	-	-
	Total	674,428	$8.64	674,428	(1)

(1)

A description of the maximum number of shares of our common stock that may be repurchased is set forth in a detailed discussion of the terms of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

4.1

Form of Follow-On Subscription Agreement (Incorporated by reference to Appendix A to Post-Effective Amendment No. 2 to Registrant’s Registration Statement on Form N-2 filed with the SEC on July 22, 2016 (File No. 333-203683)).

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

Date: August 10, 2016

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