Form 10-Q
period 2016-09-30
CION Investment Corp
filed 2016-11-14
CIK 1534254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

 Yes [  ] No [x]

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 9, 2016 was 108,257,916.

CĪON INVESTMENT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CĪON Investment Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Investments, at fair value (amortized cost of $1,049,027 and $699,036, respectively)	$1,036,377	$669,799
Cash	26,490	39,741
Restricted cash	2,000	2,000
Due from counterparty(1)	143,335	226,316
Receivable for common stock purchased	-	5,459
Interest receivable on investments	6,167	5,973
Receivable due on investments sold	66	50
Receivable due on total return swap(1)	5,294	6,175
Prepaid expenses and other assets	563	243
Total assets	$1,220,292	$955,756

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$-	$9,800
Credit facility payable (net of debt issuance costs of $3,485)	220,938	-
Accounts payable and accrued expenses	2,185	692
Interest payable	272	-
Commissions payable for common stock purchased ($171 to CĪON Securities, LLC)	-	474
Accrued management fees	5,186	4,430
Accrued administrative services expense	425	617
Accrued recoupment of expense support from CIG(2)	-	480
Due to CIG - offering, organizational and other costs(3)	21	37
Unrealized depreciation on total return swap(1)	18,074	34,900
Total liabilities	247,101	51,430

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
107,920,075 and 103,814,361 shares issued and outstanding, respectively	108	104
Capital in excess of par value	1,004,581	968,359
Undistributed net investment income	256	-
Accumulated net unrealized depreciation on investments	(12,650)	(29,237)
Accumulated net realized loss from total return swap(1)	(1,030)	-
Accumulated net unrealized depreciation on total return swap(1)	(18,074)	(34,900)
Total shareholders' equity	973,191	904,326

Total liabilities and shareholders' equity	$1,220,292	$955,756

Net asset value per share of common stock at end of period	$9.02	$8.71

(1) See Note 7 for a discussion of the Company’s total return swap agreement.

(2) See Note 4 for a discussion of expense support from CION Investment Group, LLC (formerly, ICON Investment Group, LLC), or CIG, and recoupment of expense support.

(3) See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by CIG and its affiliates.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Interest income	$18,579	$14,769	$53,385	$34,860
Fee and other income	154	64	449	805
Total investment income	18,733	14,833	53,834	35,665

Operating expenses
Management fees	5,187	4,146	14,311	10,397
Administrative services expense	425	409	1,151	1,283
Capital gains incentive fee(1)	-	(1,211)	-	-
General and administrative(2)	1,892	1,666	4,944	4,987
Interest expense	534	153	761	262
Total operating expenses	8,038	5,163	21,167	16,929
Recoupment of expense support from CIG(3)	-	1,758	667	4,187
Net operating expenses	8,038	6,921	21,834	21,116
Net investment income	10,695	7,912	32,000	14,549

Realized and unrealized gains (losses)
Net realized gain on investments	379	142	1,078	717
Net change in unrealized appreciation (depreciation) on investments	14,948	(7,758)	16,587	(5,327)
Net realized gain on total return swap(4)	8,188	8,620	23,799	23,742
Net change in unrealized appreciation (depreciation) on total return swap(4)	9,527	(12,506)	16,826	(9,707)
Total net realized and unrealized gains (losses)	33,042	(11,502)	58,290	9,425

Net increase (decrease) in net assets resulting from operations	$43,737	$(3,590)	$90,290	$23,974

Per share information—basic and diluted

Net increase (decrease) in net assets per share resulting from operations	$0.41	$(0.04)	$0.86	$0.33

Weighted average shares of common stock outstanding	106,581,390	84,923,397	105,130,208	72,157,369

(1) See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2) See Note 10 for details of the Company’s general and administrative expenses.

(3) See Note 4 for a discussion of expense support from CIG and recoupment of expense support.

(4) See Note 7 for a discussion of the Company’s total return swap agreement.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$32,000	$14,549
Net realized gain on investments	1,078	717
Net change in unrealized appreciation (depreciation) on investments	16,587	(5,327)
Net realized gain on total return swap(1)	23,799	23,742
Net change in unrealized appreciation (depreciation) on total return swap(1)	16,826	(9,707)
Net increase in net assets resulting from operations	90,290	23,974
Changes in net assets from shareholders' distributions:(2)
Net investment income	(31,744)	(14,549)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(22,386)	(21,997)
Net gain on TRS loan sales(4)	(2,443)	(1,745)
Net realized gain on investments	(1,078)	(717)
Distributions in excess of net investment income(3)	-	(499)
Net decrease in net assets from shareholders' distributions	(57,651)	(39,507)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $1,739 and $34,420, respectively	19,278	350,445
Reinvestment of shareholders' distributions	29,179	20,704
Repurchase of common stock	(12,231)	(5,086)
Net increase in net assets resulting from capital share transactions	36,226	366,063

Total increase in net assets	68,865	350,530
Net assets at beginning of period	904,326	496,389
Net assets at end of period	$973,191	$846,919

Net asset value per share of common stock at end of period	$9.02	$9.13
Shares of common stock outstanding at end of period	107,920,075	92,740,834

Undistributed (distributions in excess of) net investment income at end of period(3)	$256	$(499)

(1) See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	This table presents changes in net assets from shareholders' distributions on a GAAP basis. See Note 5 for a discussion of the sources of distributions paid by the Company.

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

(4)	During the nine months ended September 30, 2016, the Company realized losses of $1,030, which are not currently deductible on a tax-basis.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$90,290	$23,974
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(1,442)	(710)
Proceeds from principal repayment of investments	126,908	6,819
Purchase of investments	(450,390)	(404,283)
Paid-in-kind interest	(596)	-
Increase in short term investments, net	(37,879)	(10,431)
Proceeds from sale of investments	14,462	63,847
Net realized gain on investments	(1,078)	(717)
Net unrealized (appreciation) depreciation on investments	(16,587)	5,327
Net unrealized (appreciation) depreciation on total return swap(1)	(16,826)	9,707
Amortization of deferred financing costs	258	116
(Increase) decrease in due from counterparty(1)	82,981	(50,243)
(Increase) decrease in interest receivable on investments	(170)	(2,659)
(Increase) decrease in receivable due on investments sold	(16)	-
(Increase) decrease in receivable due on total return swap(1)	881	(1,741)
(Increase) decrease in prepaid expenses and other assets	(197)	(155)
Increase (decrease) in payable for investments purchased	(9,800)	34,308
Increase (decrease) in accounts payable and accrued expenses	949	330
Increase (decrease) in interest payable	272	-
Increase (decrease) in accrued management fees	756	3,115
Increase (decrease) in accrued administrative services expense	(192)	(161)
Increase (decrease) in accrued recoupment of expense support from CIG(2)	(480)	1,758
Increase (decrease) in due to CIG - offering, organizational and other costs(3)	(16)	(405)
Net cash used in operating activities	(217,912)	(322,204)

Financing activities:
Gross proceeds from issuance of common stock	26,476	385,730
Commissions and dealer manager fees paid	(2,213)	(34,145)
Repurchase of common stock	(12,231)	(5,086)
Shareholders' distributions paid(4)	(28,472)	(18,803)
Borrowings under credit facilities(5)	242,423	22,000
Repayment of credit facilities(5)	(18,000)	(22,000)
Increase in restricted cash	-	(2,000)
Deferred financing costs paid	(3,322)	(278)
Net cash provided by financing activities	204,661	325,418

Net (decrease) increase in cash	(13,251)	3,214
Cash, beginning of period	39,741	9,474
Cash, end of period	$26,490	$12,688

Supplemental non-cash financing activities:
Cash paid for interest	$232	$145
Reinvestment of shareholders' distributions(4)	$29,179	$20,704

(1) See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense support from CIG and recoupment of expense support.

(3)	See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by CIG and its affiliates.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(5)	See Note 8 for a discussion of the Company’s credit facilities.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited)

September 30, 2016

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(o)	Fair Value(c)
Senior Secured First Lien Debt - 42.5%
AbelConn, LLC / Atrenne Computing Solutions, LLC / Airco Industries, LLC, L+875, 1.00% LIBOR Floor, 7/17/2019(i)	3 Month LIBOR	Aerospace & Defense	$22,329	$21,883	$21,882
Adams Publishing Group, LLC, L+700, 1.00% LIBOR Floor, 11/3/2020(m)	3 Month LIBOR	Media: Advertising, Printing & Publishing	4,079	3,998	3,998
American Clinical Solutions LLC, L+950, 1.00% LIBOR Floor, 6/11/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	9,221	9,083	9,083
American Media, Inc., L+750, 1.00% LIBOR Floor, 8/24/2020(m)	1 Month LIBOR	Media: Advertising, Printing & Publishing	11,674	11,330	11,324
American Media, Inc., 0.50% Unfunded, 8/24/2020(e)	None	Media: Advertising, Printing & Publishing	564	(17)	(17)
American Media, Inc., 7.50%, 8/24/2020(e)	None	Media: Advertising, Printing & Publishing	206	(6)	(6)
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(m)	3 Month LIBOR	Telecommunications	19,499	17,637	18,987
AMPORTS, Inc., L+500, 1.00% LIBOR Floor, 5/19/2020(i)	3 Month LIBOR	Automotive	19,100	18,718	18,718
CF Entertainment Inc., L+1100, 1.00% LIBOR Floor, 6/26/2020(m)	12 Month LIBOR	Media: Diversified & Production	17,138	17,095	17,095
Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC, L+875, 1.00% LIBOR Floor, 10/31/2019(m)	3 Month LIBOR	Construction & Building	10,387	10,231	10,231
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019(m)	3 Month LIBOR	High Tech Industries	8,539	8,512	8,539
Elemica, Inc., L+800, 1.00% LIBOR Floor, 7/7/2021(m)	1 Month LIBOR	High Tech Industries	17,456	17,031	17,020
Elemica, Inc., 0.50% Unfunded, 7/7/2021(e)	None	High Tech Industries	2,500	(63)	(63)
EnTrans International, LLC, L+750, 1.00% LIBOR Floor, 6/4/2020	3 Month LIBOR	Capital Equipment	13,594	9,790	9,787
F+W Media, Inc., L+950, 1.25% LIBOR Floor, 6/30/2019(m)	3 Month LIBOR	Media: Diversified & Production	10,290	10,010	8,412
Forbes Media LLC, L+675, 1.00% LIBOR Floor, 9/12/2019(i)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,000	14,588	14,588
Ignite Restaurant Group, Inc., L+700, 1.00% LIBOR Floor, 2/13/2019(m)	3 Month LIBOR	Beverage, Food & Tobacco	10,509	10,418	10,299
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/21/2018(m)	1 Month LIBOR	Services: Business	8,408	7,652	7,651
Infogroup Inc., L+550, 1.50% LIBOR Floor, 5/26/2018(m)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,619	15,267	15,419
Intertain Group Ltd., L+650, 1.00% LIBOR Floor, 4/8/2022(h)(m)	3 Month LIBOR	Hotel, Gaming & Leisure	1,816	1,786	1,814
Ipsen International GmbH, L+800, 1.00% LIBOR Floor, 9/30/2019(h)(i)	3 Month LIBOR	Capital Equipment	1,456	1,463	1,463
Ipsen, Inc., L+700, 1.00% LIBOR Floor, 9/30/2019(i)	3 Month LIBOR	Capital Equipment	8,095	7,994	7,994
ITC Service Group Acquisition LLC, L+950, 0.50% LIBOR Floor, 5/26/2021(i)	1 Month LIBOR	High Tech Industries	11,250	11,025	11,025
KPC Health Care, Inc., L+925, 1.00% LIBOR Floor, 8/28/2020(m)	6 Month LIBOR	Healthcare & Pharmaceuticals	9,888	9,691	9,691
Labvantage Solutions Inc., L+800, 1.00% LIBOR Floor, 12/29/2020(m)	3 Month LIBOR	High Tech Industries	4,906	4,857	4,857
Labvantage Solutions Ltd., E+800, 1.00% EURIBOR Floor, 12/29/2020(h)	3 Month EURIBOR	High Tech Industries	€4,495	5,002	5,002
Lift Brands, Inc., L+800, 1.00% LIBOR Floor, 12/23/2019(m)	3 Month LIBOR	Services: Consumer	9,613	9,493	9,493
Nathan's Famous Inc., 10.00%, 3/15/2020(h)(m)	None	Beverage, Food & Tobacco	6,000	6,000	6,615
Nextech Systems, LLC, L+725, 1.00% LIBOR Floor, 6/22/2021(i)(m)	3 Month LIBOR	High Tech Industries	16,000	15,384	15,680
NWN Acquisition Holding Company LLC, L+1000, 1.00% LIBOR Floor, 10/16/2020(i)	3 Month LIBOR	High Tech Industries	14,793	14,387	14,386
Pacific Coast Holding Investment LLC, L+970, 2.00% LIBOR Floor, 2/14/2017	1 Month LIBOR	Healthcare & Pharmaceuticals	5,250	5,224	5,224
Petroflow Energy Corporation, L+800, 1.00% LIBOR Floor, 6/29/2019	1 Month LIBOR	Energy: Oil & Gas	4,851	4,548	4,548
Plano Molding Company, LLC, L+600, 1.00% LIBOR Floor, 5/12/2021(m)	3 Month LIBOR	Consumer Goods: Non-Durable	10,863	10,772	10,265
Rimini Street, Inc., 15.00%, 6/24/2017(l)	None	High Tech Industries	11,974	11,792	11,734
Rimini Street, Inc., 15.00%, 6/24/2020(l)(p)	None	High Tech Industries	5,558	5,452	5,447
Sequoia Healthcare Management, LLC, 16.00%, 7/17/2019(m)(p)	None	Healthcare & Pharmaceuticals	6,684	6,567	6,567
SmartBear Software Inc., L+750, 1.00% LIBOR Floor, 12/30/2020(m)	3 Month LIBOR	High Tech Industries	18,706	18,371	18,706
Southcross Holdings Borrower LP, 9.00%, 4/13/2023(p)(q)	None	Energy: Oil & Gas	170	149	143
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 1/21/2020(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,281	12,189	12,189
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 7/21/2020(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	128	126	126
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019(m)	3 Month LIBOR	Energy: Oil & Gas	7,325	6,835	5,384
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/10/2018(e)(m)	3 Month LIBOR	Hotel, Gaming & Leisure	15,238	15,232	15,238
Telestream Holdings Corp., L+677, 1.00% LIBOR Floor, 1/15/2020(i)(m)	3 Month LIBOR	High Tech Industries	7,200	7,067	7,056
Worley Claims Services, LLC, L+800, 1.00% LIBOR Floor, 10/31/2020(m)	1 Month LIBOR	Services: Business	20,167	19,965	19,965
Total Senior Secured First Lien Debt				414,528	413,559

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2016

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(o)	Fair Value(c)
Senior Secured Second Lien Debt - 47.2%
ABG Intermediate Holdings 2 LLC, L+850, 1.00% LIBOR Floor, 5/27/2022(e)(l)(m)	3 Month LIBOR	Retail	18,666	18,352	18,339
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022(l)	3 Month LIBOR	Services: Business	16,030	15,442	15,629
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021(m)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,197	9,723
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2021(m)	3 Month LIBOR	Construction & Building	4,933	4,887	4,884
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020(m)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,825	3,853	3,887
C.H.I. Overhead Doors, Inc., L+775, 1.00% LIBOR Floor, 7/31/2023(m)	3 Month LIBOR	Construction & Building	7,791	7,741	7,679
Confie Seguros Holding II Co., L+900, 1.25% LIBOR Floor, 5/8/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	13,827	13,325	13,966
Conisus, LLC, L+875, 1.00% LIBOR Floor, 6/23/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	11,750	9,518	9,517
Deltek, Inc., L+850, 1.00% LIBOR Floor, 6/26/2023(m)	3 Month LIBOR	Services: Business	12,445	12,263	12,624
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(h)	3 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,458	9,215
EISI LLC, L+850, 1.00% LIBOR Floor, 9/23/2020(l)(m)	3 Month LIBOR	High Tech Industries	20,000	19,744	19,400
Elements Behavioral Health, Inc., L+1200, 1.00% LIBOR Floor, 2/11/2020(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,514	5,479	4,521
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022(h)(m)	3 Month LIBOR	Environmental Industries	3,000	2,976	2,685
Encapsys, LLC, L+1000, 1.00% LIBOR Floor, 3/3/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	11,165	11,137	11,137
Flexera Software LLC, L+700, 1.00% LIBOR Floor, 4/2/2021	3 Month LIBOR	High Tech Industries	9,385	9,115	9,233
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022(m)	1 Month LIBOR	Services: Business	11,410	11,331	10,897
Global Tel*Link Corp., L+775, 1.25% LIBOR Floor, 11/23/2020	3 Month LIBOR	Telecommunications	9,500	9,488	9,055
Infiltrator Water Technologies, LLC, L+875, 1.00% LIBOR Floor, 5/26/2023(m)	3 Month LIBOR	Construction & Building	13,917	13,728	13,986
Institutional Shareholder Services Inc., L+750, 1.00% LIBOR Floor, 4/30/2022(m)	3 Month LIBOR	Services: Business	7,860	7,784	7,546
Kronos Inc., L+850, 1.25% LIBOR Floor, 4/30/2020	3 Month LIBOR	High Tech Industries	3,738	3,726	3,815
Lanyon Solutions, Inc., L+850, 1.00% LIBOR Floor, 11/15/2021(l)	3 Month LIBOR	High Tech Industries	2,273	2,265	2,273
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022(m)	3 Month LIBOR	Services: Business	3,380	3,326	3,253
Mississippi Sand, LLC, L+1000, 1.00% LIBOR Floor, 11/21/2019	3 Month LIBOR	Metals & Mining	13,196	10,822	10,821
Mitchell International, Inc., L+750, 1.00% LIBOR Floor, 10/11/2021(l)(m)	3 Month LIBOR	High Tech Industries	14,909	14,459	14,592
MSC.Software Corp., L+750, 1.00% LIBOR Floor, 5/29/2021(l)	3 Month LIBOR	High Tech Industries	15,000	14,823	14,700
MWI Holdings, Inc., L+925, 1.00% LIBOR Floor, 12/28/2020(m)	3 Month LIBOR	Construction & Building	10,000	9,760	9,950
Navex Global, Inc., L+875, 1.00% LIBOR Floor, 11/18/2022(l)(m)	3 Month LIBOR	High Tech Industries	16,245	16,024	15,757
Onex TSG Holdings II Corp., L+850, 1.00% LIBOR Floor, 7/31/2023(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,249	12,132	12,065
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023(m)	2 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,375	13,163
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021(l)	3 Month LIBOR	Chemicals, Plastics & Rubber	3,469	3,479	3,261
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023(m)	3 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,722	14,737
Pike Corp., L+850, 1.00% LIBOR Floor, 6/22/2022(m)	2 Month LIBOR	Energy: Electricity	12,500	12,349	12,438
PSC Industrial Holdings Corp., L+825, 1.00% LIBOR Floor, 12/5/2021(m)	3 Month LIBOR	Services: Business	10,000	9,835	9,450
RP Crown Parent, LLC, L+1000, 1.25% LIBOR Floor, 12/21/2019	1 Month LIBOR	High Tech Industries	5,000	4,784	5,038
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	4,500	4,478	4,365
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021(m)	3 Month LIBOR	Hotel, Gaming & Leisure	6,142	6,142	6,080
Sterling Midco Holdings, Inc., L+775, 1.00% LIBOR Floor, 6/19/2023(m)	3 Month LIBOR	Services: Business	10,462	10,431	10,122
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023(m)	3 Month LIBOR	Services: Business	10,000	9,865	9,500
Survey Sampling International, LLC, L+900, 1.00% LIBOR Floor, 12/16/2021(l)	3 Month LIBOR	Services: Business	15,000	14,754	14,700
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020(m)	3 Month LIBOR	Media: Broadcasting & Subscription	1,606	1,571	1,590
TexOak Petro Holdings LLC, 8.00%, 12/29/2019(p)	None	Energy: Oil & Gas	6,593	1,301	1,300
TMK Hawk Parent, Corp., L+750, 1.00% LIBOR Floor, 10/1/2022(m)	3 Month LIBOR	Beverage, Food & Tobacco	15,000	14,875	14,850
TouchTunes Interactive Networks, Inc, L+825, 1.00% LIBOR Floor, 5/29/2022	3 Month LIBOR	Hotel, Gaming & Leisure	6,000	5,940	5,940
U.S. Renal Care, Inc., L+800, 1.00% LIBOR Floor, 12/29/2023(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,814	9,700
Vestcom International, Inc., L+775, 1.00% LIBOR Floor, 9/30/2022(m)	3 Month LIBOR	Services: Business	15,000	14,940	14,700
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022(m)	6 Month LIBOR	Automotive	16,000	15,879	15,520
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(m)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,534	11,829
Total Senior Secured Second Lien Debt				464,223	459,432

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2016

(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(o)	Fair Value(c)
Collateralized Securities and Structured Products - Debt - 3.8%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(h)	3 Month LIBOR	Diversified Financials	2,000	2,024	1,960
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(h)	3 Month LIBOR	Diversified Financials	610	617	598
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(h)	3 Month LIBOR	Diversified Financials	5,400	5,400	5,292
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(h)	3 Month LIBOR	Diversified Financials	15,500	15,500	14,725
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(g)(h)	3 Month LIBOR	Diversified Financials	5,000	4,603	4,175
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(g)(h)	3 Month LIBOR	Diversified Financials	2,000	1,876	1,731
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(g)(h)	3 Month LIBOR	Diversified Financials	2,500	2,340	2,083
NXT Capital CLO 2014-1, LLC Class E Notes, L+550, 4/23/2026(g)(h)	3 Month LIBOR	Diversified Financials	7,500	7,083	6,376
Total Collateralized Securities and Structured Products - Debt				39,443	36,940
Collateralized Securities and Structured Products - Equity - 3.5%
Anchorage Capital CLO 2012-1, Ltd. Subordinated Notes, 4.57% Estimated Yield, 1/13/2025(h)	(f)	Diversified Financials	4,000	2,883	2,729
APIDOS CLO XVI Subordinated Notes, 3.28% Estimated Yield, 1/19/2025(h)	(f)	Diversified Financials	9,000	4,981	3,677
CENT CLO 19 Ltd. Subordinated Notes, 8.68% Estimated Yield, 10/29/2025(h)	(f)	Diversified Financials	2,000	1,359	1,157
Dryden XXIII Senior Loan Fund Subordinated Notes, 1.40% Estimated Yield, 7/17/2023(h)	(f)	Diversified Financials	9,250	5,098	3,524
Galaxy XV CLO Ltd. Class A Subordinated Notes, 8.72% Estimated Yield, 4/15/2025(h)	(f)	Diversified Financials	4,000	2,509	2,162
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 8.80% Estimated Yield, 10/20/2025(h)	(f)	Diversified Financials	2,000	1,698	1,449
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 10.35% Estimated Yield, 2/2/2026(e)(h)	(f)	Diversified Financials	10,000	9,983	9,813
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 14.59% Estimated Yield, 10/18/2025(h)	(f)	Diversified Financials	8,146	6,249	6,172
Ivy Hill Middle Market Credit Fund X, Ltd. Subordinated Notes, 11.50% Estimated Yield, 7/24/2027(h)	(f)	Diversified Financials	4,760	4,040	3,706
Total Collateralized Securities and Structured Products - Equity				38,800	34,389
Unsecured Debt - 3.1%
Alliant Holdings I, L.P., 8.25%, 8/1/2023	None	Banking, Finance, Insurance & Real Estate	7,255	7,239	7,379
American Tire Distributors, Inc., 10.25%, 3/1/2022	None	Automotive	5,000	4,866	4,606
NFP Corp., 9.00%, 7/15/2021	None	Banking, Finance, Insurance & Real Estate	9,000	8,963	9,265
Radio One, Inc., 9.25%, 2/15/2020	None	Media: Broadcasting & Subscription	9,000	8,579	8,426
Total Unsecured Debt				29,647	29,676
Equity - 0.6%
Encapsys, LLC, Class A Units(n)		Chemicals, Plastics & Rubber	10,000 Units	1,000	1,000
Mooregate ITC Acquisition, LLC, Class A Units(n)		High Tech Industries	500 Units	563	563
NS NWN Acquisition, LLC(n)		High Tech Industries	346 Units	337	337
NSG Co-Invest (Bermuda), LP(h)(n)		Consumer Goods: Durable	1,575 Units	1,000	1,000
Southcross Holdings GP, LLC, Units(n)		Energy: Oil & Gas	188 Units	-	-
Southcross Holdings LP, Class A-II Units(n)		Energy: Oil & Gas	188 Units	75	70
Speed Commerce Investment Part, LLC(n)		High Tech Industries	629 Units	2,640	2,640
Texoak Petro Holdings, LLC(n)		Energy: Oil & Gas	60,000 Units	-	-
Total Equity				5,615	5,610
Short Term Investments - 5.8%(j)
First American Treasury Obligations Fund, Class Z Shares, 0.22%(k)				56,771	56,771
Total Short Term Investments				56,771	56,771
TOTAL INVESTMENTS - 106.5%				$1,049,027	1,036,377
OTHER ASSETS IN EXCESS OF LIABILITIES - 6.5%					(63,186)
NET ASSETS - 100%					$973,191
TOTAL RETURN SWAP - (1.9)%			Notional Amount		Unrealized Depreciation
Citibank TRS Facility (see Note 7)			$446,288		$(18,074)

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2016

(in thousands)

(a)

All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note (h) below. Except for CĪON / Capitala Senior Loan Fund I, LLC, or CCSLF, the Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio. See Note 6 for a description of the Company’s investment in CCSLF. Unless specifically identified in note (p) below, investments do not contain a paid-in-kind, or PIK, interest provision.

(b)

The 1, 2, 3, 6, and 12 month London Interbank Offered Rate, or LIBOR, rates were 0.53%, 0.65%, 0.85%, 1.24%, and 1.55%, respectively, as of September 30, 2016.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2016, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2016. The 3 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.30%) as of September 30, 2016.

(c)	Fair value determined by the Company’s board of directors (see Note 9).

(d)	Denominated in U.S. dollars unless otherwise noted.

(e)

As discussed in Note 11, on September 30, 2016, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,119, $770, $2,500, $1,111, and $4,127 to ABG Intermediate Holdings 2 LLC, American Media, Inc., Elemica Holdings, Inc., Ivy Hill Middle Market Credit Fund VIII, Ltd., and Studio Movie Grill Holdings, LLC, respectively. As of November 7, 2016, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,119, $830, $2,500, $1,111, and $4,127 to ABG Intermediate Holdings 2 LLC, American Media, Inc., Elemica Holdings, Inc., Ivy Hill Middle Market Credit Fund VIII, Ltd., and Studio Movie Grill Holdings, LLC, respectively.

(f)

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

(g)

Great Lakes CLO 2014-1 Class E Notes, Ivy Hill Middle Market Credit Fund VII Class E Notes and NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of September 30, 2016. JFIN CLO 2014 Class E Notes were rated BB on S&P's credit scale as of September 30, 2016.

(h)

The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2016, 91.7% of the Company’s total assets represented qualifying assets. In addition, as described in Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 90.3% of the Company’s total assets represented qualifying assets as of September 30, 2016.

(i)

In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in the syndication in exchange for lower payment priority.

(j)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(k)	7-day effective yield as of September 30, 2016.

(l)	Investment or a portion thereof was pledged as collateral supporting the amounts outstanding, if any, under the revolving credit facility with East West Bank as of September 30, 2016 (see Note 8).

(m)

Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of September 30, 2016 (see Note 8).

(n)	Non-income producing security.

(o)	Represents amortized cost for debt securities and cost for equity investments.

(p)

For the nine months ended September 30, 2016, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

			Interest Rate			Interest Amount
	Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
	Elements Behavioral Health, Inc.	Senior Secured Second Lien Debt	-	13.00%	13.00%	$-	$514	$514
	Rimini Street, Inc.	Senior Secured First Lien Debt	12.00%	3.00%	15.00%	$183	$46	$229
	Sequoia Healthcare Management, LLC	Senior Secured First Lien Debt	12.00%	4.00%	16.00%	$2	$1	$3
	Smile Brands Group, Inc.(q)	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$197	$34	$231
	Southcross Holdings Borrower LP(r)	Senior Secured First Lien Debt	3.50%	5.50%	9.00%	$2	$2	$4
	Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	-	10.50%	10.50%	$-	$-	$-
	TexOak Petro Holdings LLC	Senior Secured Second Lien Debt	-	8.00%	8.00%	$-	$1	$1

(q)	Outstanding principal and accrued interest of the underlying loan was fully repaid on August 17, 2016.

(r)	Prior to September 30, 2016, the underlying loan was assigned to the Company and removed from the TRS.

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

(a)

All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (g) below. Except for CCSLF, the Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio. Unless specifically identified in note (l) below, investments do not contain a PIK interest provision.

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

(h)	Position or portion thereof unsettled as of December 31, 2015.

(i)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(j)	Effective yield as of December 31, 2015 was <0.01%.

(k)	Investment or a portion thereof was pledged as collateral supporting the amounts outstanding, if any, under the revolving credit facility with East West Bank as of December 31, 2015 (see Note 8).

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

September 30, 2016

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

The Company is managed by CĪON Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. The Company and CIM have engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, LLC, or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.  On November 1, 2016, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment sub-advisory agreement with AIM for a period of twelve months commencing December 17, 2016.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2015 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2015 are derived from the 2015 audited consolidated financial statements. The consolidated financial statements for all periods include the accounts of the Company’s wholly-owned subsidiaries. The Company does not consolidate its interest in CCSLF. See Note 6 for a description of the Company’s investment in CCSLF.

The Company is considered an investment company as defined in Accounting Standards Update Topic 946, Financial Services - Investment Companies, or ASU 946. Accordingly, the required disclosures as outlined in ASU 946 are included in the Company’s consolidated financial statements.

The Company evaluates subsequent events through the date that the consolidated financial statements are issued.

Recently Adopted Accounting Standards

In February 2015, the Financial Accounting Standards Board, or the FASB, issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance was adopted by the Company during the three months ended March 31, 2016, which did not have a material impact on the Company’s consolidated financial statements. In addition, no prior-period information was retrospectively adjusted as a result of the adoption of ASU 2015-02.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 requires retrospective application and represents a change in accounting principle.  In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, which allows an entity to continue to present line of credit issuance costs as an asset, regardless of whether there are any outstanding borrowings on the line of credit.  This guidance was adopted by the Company during the three months ended March 31, 2016. No prior-period information was retrospectively adjusted as a result of the adoption of this guidance. As a result, unamortized debt issuance costs of $115 are presented as prepaid expenses and other assets in the consolidated balance sheet as of September 30, 2016 as the Company has no recognized debt liability associated with these costs. In addition, unamortized debt issuance costs of $3,485 were directly deducted from the carrying amount of the associated debt liability in the consolidated balance sheet as of September 30, 2016.

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

Short Term Investments

Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $56,771 and $18,892 of such investments at September 30, 2016 and December 31, 2015, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.

Offering, Organizational and Other Pre-Effective Costs

Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statements in connection with the continuous public offerings of the Company’s shares. Certain offering costs were funded by CIG and its affiliates and there was no liability for these offering costs to the Company until CIG and its affiliates submitted such costs for reimbursement. Upon meeting the minimum offering requirement on December 17, 2012, the Company incurred and capitalized offering costs of $1,000 that were submitted for reimbursement by CIG (see Note 4). These costs were fully amortized over a twelve month period as an adjustment to capital in excess of par value. The remaining offering costs funded by CIG and its affiliates were incurred when CIG and its affiliates submitted such costs for reimbursement during the year ended December 31, 2014.

Organizational costs include, among other things, the cost of organizing the Company as a Maryland corporation, including the cost of legal services and other fees pertaining to the organization of the Company. All organizational costs were funded by CIG and its affiliates and there was no liability for these organizational costs to the Company until CIG and its affiliates submitted such costs for reimbursement. The Company incurred these costs when CIG and its affiliates submitted such costs for reimbursement during the year ended December 31, 2014.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

The following table summarizes offering, organizational and other costs incurred by CIG and by the Company from January 31, 2012 (Inception) through September 30, 2016:

	Offering, Organizational and Other Costs Incurred by CIG
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(4)	Total
Year Ended
December 31, 2012(1)	$192	$1,620	$200	$2,012
December 31, 2013	-	-	-	-
December 31, 2014	-	-	-	-
December 31, 2015	-	-	-	-
Three Months Ended
March 31, 2016	-	-	-	-
June 30, 2016	-	-	-	-
September 30, 2016	-	-	-	-
Total	192	1,620	200	2,012
Costs submitted for reimbursement by CIG(2)	(192)	(1,620)	(200)	(2,012)
Total Unreimbursed Costs at September 30, 2016	$-	$-	$-	$-

	Offering, Organizational and Other Costs Incurred by the Company(3)
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(4)	Total
Year Ended
December 31, 2012(1)	$-	$30	$-	$30
December 31, 2013	-	1,787	-	1,787
December 31, 2014	-	2,026	-	2,026
December 31, 2015	-	2,397	-	2,397
Three Months Ended
March 31, 2016	-	429	-	429
June 30, 2016	-	279	-	279
September 30, 2016	-	276	-	276
Total	-	7,224	-	7,224
Costs reimbursed by the Company(2)	192	1,620	200	2,012
Total Costs Incurred by the Company	$192	$8,844	$200	$9,236

Costs paid as of September 30, 2016	$192	$8,705	$200	$9,097
Costs accrued as of September 30, 2016(5)	-	139	-	139
Total Costs Incurred by the Company	$192	$8,844	$200	$9,236

(1)

CIG incurred all offering, organizational and other costs prior to the commencement of operations on December 17, 2012. Subsequent to the commencement of operations, the Company incurred all offering and organizational costs and such costs, including reimbursement of costs originally incurred by CIG, will not exceed 1.5% of the actual gross proceeds raised from the offerings. See Note 4 for actual gross proceeds raised from the offerings and the amount of offering and organizational costs that can be paid by the Company.

(2)

Of this amount, $1,000 of costs charged directly to equity were submitted for reimbursement by CIG on December 17, 2012.  Of the remaining amount, $592 and $420 of costs charged directly to operating expense were submitted for reimbursement by CIG during the three months ended March 31, 2014 and December 31, 2014, respectively.

(3)	Unless otherwise noted, offering costs incurred directly by the Company are included in general and administrative expense on the consolidated statements of operations.

(4)

Amounts represent general and administrative expenses, consisting primarily of professional fees and insurance expense, incurred by CIG related to the Company prior to December 17, 2012. For Financial Industry Regulatory Authority, Inc., or FINRA, purposes, these costs are treated as offering and organizational costs and are subject to reimbursement by the Company in accordance with the investment advisory agreement.

(5)

Of this amount, $21 is presented as Due to CIG - offering, organizational and other costs and the remainder is included in accounts payable and accrued expenses on the consolidated balance sheet at September 30, 2016.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, collectively the Taxable Subsidiaries, have elected to be taxable entities for U.S. federal income tax purposes and, as such, may generate an income tax liability. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of September 30, 2016.

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

The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2012, 2013, 2014, and 2015.

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

September 30, 2016

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

The Company’s investments, excluding short term investments, consist primarily of debt securities that are traded on a private over-the-counter market for institutional investments. CIM attempts to obtain market quotations from at least two brokers or dealers for each investment (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). CIM utilizes mid-market pricing to determine fair value unless a different point within the range is more representative. Because of the private nature of this marketplace (meaning actual transactions are not publicly reported) and the non-binding nature of consensus pricing and/or quotes, the Company believes that these valuation inputs result in Level 3 classification within the fair value hierarchy.

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

September 30, 2016

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

The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income, if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as September 30, 2016 and December 31, 2015.

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

September 30, 2016

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

Derivative Instrument

The Company’s only derivative instrument at September 30, 2016 is the TRS. The Company marks its derivative to market through net change in unrealized appreciation (depreciation) on total return swap in the consolidated statements of operations. For additional information on the TRS, see Note 7.

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

September 30, 2016

(in thousands, except share and per share amounts)

Note 3. Share Transactions

The Company’s initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. The Company’s follow-on continuous public offering commenced on January 25, 2016.

The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	2,173,945	$21,017	37,261,580	$384,865
Reinvestment of distributions	3,328,161	29,179	2,201,398	20,704
Total gross shares/proceeds	5,502,106	50,196	39,462,978	405,569
Sales commissions and dealer manager fees	-	(1,739)	-	(34,420)
Net shares/proceeds	5,502,106	48,457	39,462,978	371,149
Share repurchase program	(1,396,392)	(12,231)	(540,773)	(5,086)
Net shares/proceeds from share transactions	4,105,714	$36,226	38,922,205	$366,063

During the nine months ended September 30, 2016 and 2015, the Company sold 5,502,107 and 39,462,978 shares, respectively, at an average price per share of $9.12 and $10.28, respectively.

Since commencing its initial continuous public offering on July 2, 2012 and through September 30, 2016, the Company sold 107,920,075 shares of common stock for net proceeds of $1,099,485 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $74,605, for which the Company issued 8,196,153 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $19,813, for which the Company repurchased 2,207,852 shares of common stock.

During the period from October 1, 2016 to November 9, 2016, the Company sold 337,841 shares of common stock pursuant to its follow-on continuous public offering for net proceeds of $3,544 at an average price per share of $10.49. The net proceeds include gross proceeds received from reinvested shareholder distributions of $3,027, for which the Company issued 332,871 shares of common stock, and gross proceeds paid  for shares of common stock tendered for repurchase of $5,602, for which the Company repurchased 619,240 shares of common stock.

Since commencing its initial continuous public offering on July 2, 2012 and through November 9, 2016, the Company sold 108,257,916 shares of common stock for net proceeds of $1,103,029 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $77,632, for which the Company issued 8,529,024 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $25,415, for which the Company repurchased 2,827,092 shares of common stock.

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

September 30, 2016

(in thousands, except share and per share amounts)

The changes to our offering price per share since the commencement of our initial continuous public offering and the associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	New Offering Price Per Share
December 28, 2012	January 2, 2013	$10.04
January 31, 2013	February 1, 2013	$10.13
March 14, 2013	March 18, 2013	$10.19
May 15, 2013	May 16, 2013	$10.24
August 15, 2013	August 16, 2013	$10.32
February 4, 2014	February 5, 2014	$10.45
October 6, 2015	October 7, 2015	$10.20
November 24, 2015	November 25, 2015	$10.05
December 22, 2015	December 23, 2015	$9.95
March 8, 2016	March 9, 2016	$9.40
March 15, 2016	March 16, 2016	$9.45
March 22, 2016	March 23, 2016	$9.50
March 29, 2016	March 30, 2016	$9.55
April 5, 2016	April 6, 2016	$9.60
April 26, 2016	April 27, 2016	$9.65
May 3, 2016	May 4, 2016	$9.70
May 10, 2016	May 11, 2016	$9.75
May 31, 2016	June 1, 2016	$9.80
July 19, 2016	July 20, 2016	$9.85
July 26, 2016	July 27, 2016	$9.90
August 9, 2016	August 10, 2016	$9.95
August 23, 2016	August 24, 2016	$10.00
October 4, 2016	October 5, 2016	$10.05
October 11, 2016	October 12, 2016	$10.10

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

The following table summarizes the share repurchases completed during the nine months ended September 30, 2016:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2016	January 4, 2016	272,148	100%	$8.96	$2,437
June 30, 2016	April 6, 2016	674,428	100%	8.64	5,827
September 30, 2016	July 6, 2016	449,816	100%	8.82	3,967
Total		1,396,392			$12,231

Note 4. Transactions with Related Parties

For the three and nine months ended September 30, 2016 and 2015, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2016	2015	2016	2015
CĪON Securities, LLC	Dealer manager	Dealer manager fees(1)	$331	$4,157	$588	$11,380
CIM	Investment adviser	Management fees(2)	5,187	4,146	14,311	10,397
CIM	Investment adviser	Incentive fees(2)	-	(1,211)	-	-
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	425	409	1,151	1,283
CIG	Sponsor	Recoupment of expense support(2)	-	1,758	667	4,187
			$5,943	$9,259	$16,717	$27,247

(1)	Amounts charged directly to equity.

(2)			Amounts charged directly to operations.

The Company has entered into certain agreements with CIM’s affiliate, CĪON Securities, LLC, formerly known as ICON Securities, LLC, or CĪON Securities, whereby the Company pays certain fees and reimbursements. CĪON Securities is entitled to receive a 3% dealer manager fee from gross offering proceeds from the sale of the Company’s shares. The selling dealers are entitled to receive a sales commission of up to 7% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 and through November 9, 2016, the Company paid or accrued sales commissions of $62,837 to the selling dealers and dealer manager fees of $30,778 to CĪON Securities.

The Company has entered into an investment advisory agreement with CIM. On November 1, 2016, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2016. Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is described in Note 2. Refer to Note 7 for a discussion of CIM’s entitlement to receive incentive fees and the Company’s accrual of the incentive fee on capital gains with respect to the TRS.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three months ended September 30, 2015, the Company recorded capital gains incentive fees of ($1,211) related to the change in unrealized depreciation. For the nine months ended September 30, 2015 and the three and nine months ended September 30, 2016, the Company did not record any capital gains incentive fees. As of September 30, 2016, the Company had no liability for capital gains incentive fees.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

The Company entered into an administration agreement with CIM’s affiliate, ICON Capital, LLC, or ICON Capital, pursuant to which ICON Capital furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. On November 1, 2016, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement for a period of twelve months commencing December 17, 2016. ICON Capital is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement will be for the lower of ICON Capital’s actual costs or the amount that the Company would be required to pay for comparable administrative services in the same geographic location. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital.

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes CIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offerings (without giving effect to any potential expense support from CIG and its affiliates). If the Company sells the maximum number of shares at its latest public offering price of $10.10 per share, the Company estimates that it may incur up to approximately $30,488 of expenses. With respect to any reimbursements for offering and organizational costs, the Company will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.

From inception through December 31, 2012, CIG and its affiliates incurred offering, organizational and other pre-effective costs of $2,012. Of these costs, $1,812 represented offering and organizational costs, all of which have been submitted to the Company for reimbursement. The Company paid $450 in October 2013, $550 in March 2014, $592 in May 2014 and $420 in March 2015.  No additional material offering, organizational or other pre-effective costs have been incurred by CIG or its affiliates subsequent to December 31, 2012.

Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of September 30, 2016, the Company raised gross offering proceeds of $1,044,693, of which it can pay up to $15,670 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through September 30, 2016, the Company paid $9,097 of such costs, leaving an additional $6,573 that can be paid. As of November 9, 2016, the Company raised gross offering proceeds of $1,050,812, of which it can pay up to $15,762 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through November 9, 2016, the Company paid $9,150 of such costs, leaving an additional $6,612 that can be paid.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with CIG, whereby CIG agreed to provide expense support to the Company in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. On December 13, 2013 and January 16, 2015, the Company and CIG amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from January 30, 2014 to January 30, 2015 and from January 30, 2015 to December 31, 2015, respectively. On December 16, 2015, the Company further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the agreement and extending the termination date from December 31, 2015 to December 31, 2016. Commencing with the quarter beginning January 1, 2016, CIG and AIM each agrees to provide expense support to the Company for 50% of its expenses as described above.

For the three and nine months ended September 30, 2016 and 2015, the Company did not receive any expense support from CIG or AIM.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

Pursuant to the expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse CIG for any amounts funded by CIG under such agreement (i) if expense support amounts funded by CIG exceed operating expenses incurred during any fiscal quarter, (ii) if the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to shareholders, and (iii) during any fiscal quarter occurring within three years of the date on which CIG funded such amount. Pursuant to the second amended and restated expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse CIG and AIM for any amounts funded by CIG and AIM under the same circumstances described above. The obligation to reimburse CIG and AIM for any expense support provided by CIG and AIM under such agreement is further conditioned by the following: (i) in the period in which reimbursement is sought, the ratio of operating expenses to average net assets, when considering the reimbursement, cannot exceed the ratio of operating expenses to average net assets, as defined, for the period when the expense support was provided; (ii) in the period when reimbursement is sought, the annualized distribution rate cannot fall below the annualized distribution rate for the period when the expense support was provided; and (iii) the expense support can only be reimbursed within three years from the date the expense support was provided.

Expense support, if any, will be determined as appropriate to meet the objectives of the second amended and restated expense support and conditional reimbursement agreement. During the three months ended September 30, 2016, the Company did not record an obligation to repay expense support from CIG or AIM. During the nine months ended September 30, 2016, the Company recorded obligations to repay expense support from CIG of $667. During the three and nine months ended September 30, 2016, the Company repaid expense support to CIG of $548 and $1,147, respectively. During the three and nine months ended September 30, 2015, the Company recorded obligations to repay expense support from CIG of $1,758 and $4,187, respectively. During the three and nine months ended September 30, 2015, the Company repaid expense support to CIG of $1,592 and $2,429, respectively. The Company may or may not be requested to reimburse any remaining expense support in the future.

The Company, AIM, or CIG may terminate the second amended and restated expense support and conditional reimbursement agreement at any time. CIG and AIM have indicated that they expect to continue such expense support until they believe that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income. If the Company terminates the investment advisory agreement with CIM and/or the investment sub-advisory agreement with AIM, the Company may be required to repay CIG and AIM all unreimbursed expense support funded by CIG and AIM within three years of the date of termination. The specific amount of expense support provided by CIG and AIM, if any, will be determined at the end of each quarter. There can be no assurance that the second amended and restated expense support and conditional reimbursement agreement will remain in effect or that CIG and AIM will support any portion of the Company’s expenses in future quarters.

The table below presents a summary of all expenses supported by CIG for each of the following three month periods in which the Company received expense support from CIG and the associated dates through which such expenses are eligible for reimbursement from the Company.

Three Months Ended	Expense Support from CIG	Recoupment of Expense Support	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$117	$117	$-	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819	819	-	2.75%	7.00%	March 31, 2016
June 30, 2013	1,148	1,148	-	1.43%	7.00%	June 30, 2016
September 30, 2013	1,297	1,297	-	0.49%	7.00%	September 30, 2016
December 31, 2013	695	695	-	0.31%	7.00%	December 31, 2016
March 31, 2014	1,049	1,049	-	0.27%	7.00%	March 31, 2017
December 31, 2014	831	831	-	0.15%	7.00%	December 31, 2017
Total	$5,956	$5,956	$-

(1)

Operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates, and interest expense. For the three months ended September 30, 2016, the ratio of operating expense to average net assets was 0.17%.

(2)	The Company did not declare any distributions during the three months ended December 31, 2012.

(3)

Annualized Distribution Rate equals the annualized rate of distributions paid to shareholders based on the amount of the regular cash distributions paid immediately prior to the date the expense support payment obligation was incurred by CIG. Annualized Distribution Rate does not include special cash or stock distributions paid to shareholders. The Annualized Distribution Rate is calculated based on the maximum historical offering price at each record date.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

As of September 30, 2016 and December 31, 2015, the total liability payable to CIM and its affiliates was $5,632 and $5,735, respectively, which primarily related to fees earned by CIM during the three months ended September 30, 2016 and December 31, 2015, respectively.

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

Note 5. Distributions

The Company’s board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of common stock. During the year ended December 31, 2015 and the nine months ended September 30, 2016, the Company’s board of directors declared distributions for 52 and 39 record dates, respectively. Declared distributions are paid monthly.

The following table presents cash distributions per share that were declared during the year ended December 31, 2015 and the nine months ended September 30, 2016:

	Distributions
Three Months Ended	Per Share	Amount
2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
June 30, 2015 (thirteen record dates)	0.1829	13,223
September 30, 2015 (thirteen record dates)	0.1829	15,517
December 31, 2015 (thirteen record dates)	0.1829	17,761
Total distributions for the year ended December 31, 2015	$0.7316	$57,268

2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
June 30, 2016 (thirteen record dates)	0.1829	19,167
September 30, 2016 (thirteen record dates)	0.1829	19,480
Total distributions for the nine months ended September 30, 2016	$0.5487	$57,651

On September 13, 2016, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on October 26, 2016 to shareholders of record on October 4, October 11, October 18, and October 25, 2016. On October 14, 2016, the Company’s board of directors declared five weekly cash distributions of $0.014067 per share, payable on November 30, 2016 to shareholders of record on November 1, November 8, November 15, November 22, and November 29, 2016.

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

September 30, 2016

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

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIG and AIM, which is subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. Through December 31, 2014, a portion of the Company’s distributions resulted from expense support from CIG, and future distributions may result from expense support from CIG and AIM, each of which is subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIG and AIM continue to provide such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIG and AIM have no obligation to provide expense support to the Company in future periods.

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016			2015
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.3021	$31,744	55.1%	$0.2021	$14,549	36.8%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.2131	22,386	38.8%	0.3055	21,997	55.7%
Net gain on TRS loan sales(2)	0.0232	2,443	4.2%	0.0242	1,745	4.4%
Net realized gain on investments	0.0103	1,078	1.9%	0.0100	717	1.8%
Distributions in excess of net investment income(1)	-	-	-	0.0069	499	1.3%
Total distributions	$0.5487	$57,651	100.0%	$0.5487	$39,507	100.0%

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

(2)	During the nine months ended September 30, 2016, the Company realized losses of $1,030, which are not currently deductible on a tax-basis.

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

September 30, 2016

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

As of September 30, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $8,055; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $39,809; the net unrealized depreciation was $31,754; and the aggregate cost of securities for Federal income tax purposes was $1,050,057.

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

Note 6. Investments

The composition of the Company’s investment portfolio as of September 30, 2016 and December 31, 2015 at amortized cost and fair value was as follows:

	September 30, 2016			December 31, 2015
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$414,528	$413,559	42.2%	$106,147	$104,187	16.0%
Senior secured second lien debt	464,223	459,432	46.9%	468,899	453,713	69.7%
Collateralized securities and structured products - debt	39,443	36,940	3.8%	44,361	41,663	6.4%
Collateralized securities and structured products - equity	38,800	34,389	3.5%	31,184	24,604	3.8%
Unsecured debt	29,647	29,676	3.0%	29,553	26,740	4.1%
Equity	5,615	5,610	0.6%	-	-	-
Subtotal/total percentage	992,256	979,606	100.0%	680,144	650,907	100.0%
Short term investments(2)	56,771	56,771		18,892	18,892
Total investments	$1,049,027	$1,036,377		$699,036	$669,799

(1)	Represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt securities and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

Acquisition of Credit Suisse Park View BDC, Inc.

On September 30, 2016, Park South Funding, LLC, or Park South, a newly-formed, wholly-owned consolidated subsidiary of the Company, and Credit Suisse Alternative Capital, LLC, or CSAC, the sole owner of Credit Suisse Park View BDC, Inc., or CS Park View, entered into a Purchase and Sale Agreement to effect and consummate the acquisition of CS Park View by Park South. Pursuant to the Purchase and Sale Agreement, Park South acquired one hundred percent of the issued and outstanding shares of common stock of CS Park View from CSAC for a cash purchase price of $276,852, subject to a post-closing adjustment to be determined within 90 days. Substantially all of the assets acquired and liabilities assumed were financial assets (interests in senior secured loans and partnership interests of 26 portfolio companies as well as interest receivable and accrued expenses). The Company funded the cash purchase price partially with cash on hand and proceeds received from the JPM Credit Facility (see Note 8).

The acquisition will be accounted for by the Company under the asset acquisition method of accounting in accordance with ASC 805-50, Business Combinations—Related Issues. Under the asset acquisition method of accounting, net assets are recognized based on their cost to the acquiring entity, which includes transaction costs. The purchase price of the assets acquired is allocated to the individual assets acquired or liabilities assumed based on their determined fair values and does not give rise to goodwill. The Company determined that the fair value of the net assets acquired equaled the purchase price, excluding transaction costs. Accordingly, transaction costs of $498 have been expensed during the three months ended September 30, 2016.

The table below presents a summary of the allocation of the relative fair value of the net assets acquired from CS Park View on September 30, 2016.

Investments	$269,819
Cash	1,859
Interest and principal receivable	5,346
Total fair value of assets acquired	277,024

Accounts payable	172
Total fair value of liabilities assumed	172

Fair value of net assets acquired	276,852

Aggregate value of cash consideration paid	$276,852

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

The Company and Capitala have committed to provide an aggregate of up to $50,000 of equity to CCSLF, with the Company providing up to $40,000 and Capitala providing up to $10,000.  In addition, CCSLF intends to obtain third party asset-level financing. As of September 30, 2016 and December 31, 2015, CCSLF held no assets and generated no net income and as a result, is not included on the Company’s consolidated schedules of investments as of September 30, 2016 and December 31, 2015. If and when the Company and Capitala fund CCSLF with new investments, CCSLF will be presented as a controlled investment as defined by the 1940 Act. An investment is controlled under the 1940 Act when a company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the portfolio company's board representation.

The Company has determined that CCSLF is an investment company under ASC 946. However, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate CCSLF.

As of November 7, 2016, the Company’s unfunded commitment to CCSLF was $40,000.

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
High Tech Industries	$207,737	21.2%	$86,848	13.3%
Services: Business	136,037	13.9%	124,412	19.1%
Healthcare & Pharmaceuticals	91,846	9.4%	54,122	8.3%
Diversified Financials	71,329	7.3%	66,267	10.2%
Media: Advertising, Printing & Publishing	55,029	5.6%	24,627	3.8%
Construction & Building	46,730	4.8%	24,099	3.7%
Beverage, Food & Tobacco	43,593	4.4%	62,314	9.6%
Chemicals, Plastics & Rubber	39,350	4.0%	27,161	4.2%
Automotive	38,844	4.0%	19,766	3.0%
Banking, Finance, Insurance & Real Estate	34,497	3.5%	32,224	5.0%
Telecommunications	32,407	3.3%	9,148	1.4%
Hotel, Gaming & Leisure	29,072	3.0%	26,839	4.1%
Media: Diversified & Production	25,507	2.6%	10,153	1.6%
Aerospace & Defense	21,882	2.2%	-	-
Capital Equipment	19,244	1.9%	2,572	0.4%
Retail	18,339	1.9%	8,623	1.4%
Energy: Electricity	12,438	1.3%	13,677	2.1%
Energy: Oil & Gas	11,445	1.2%	6,274	1.0%
Metals & Mining	10,821	1.1%	-	-
Consumer Goods: Non-Durable	10,265	1.0%	13,974	2.1%
Media: Broadcasting & Subscription	10,016	1.0%	9,952	1.5%
Services: Consumer	9,493	1.0%	13,154	2.0%
Environmental Industries	2,685	0.3%	2,850	0.4%
Consumer Goods: Durable	1,000	0.1%	-	-
Containers, Packaging & Glass	-	-	11,851	1.8%
Subtotal/total percentage	979,606	100.0%	650,907	100.0%
Short term investments	56,771		18,892
Total investments	$1,036,377		$669,799

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

	September 30, 2016		December 31, 2015
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$893,474	91.2%	$581,756	89.4%
Cayman Islands	42,378	4.3%	32,258	5.0%
Germany	24,038	2.5%	22,960	3.5%
Netherlands	9,215	0.9%	9,120	1.4%
Cyprus	5,002	0.5%	-	-
United Kingdom	2,685	0.3%	2,850	0.4%
Canada	1,814	0.2%	1,963	0.3%
Bermuda	1,000	0.1%	-	-
Subtotal/total percentage	979,606	100.0%	650,907	100.0%
Short term investments	56,771		18,892
Total investments	$1,036,377		$669,799

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

As of September 30, 2016 and December 31, 2015, there were no delinquent investments or investments on non-accrual status.

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

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2016 and December 31, 2015, the Company’s unfunded commitments amounted to $49,627 and $43,404, respectively. As of November 7, 2016, the Company’s unfunded commitments amounted to $49,687.  Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

Note 7. Total Return Swap

On December 17, 2012, the Company, through its wholly-owned consolidated subsidiary, Flatiron Funding, LLC, or Flatiron, entered into a TRS with Citibank, N.A., or Citibank.  Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $150,000 to $225,000, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS to $275,000 effective February 18, 2014, to $325,000 effective April 30, 2014, to $375,000 effective July 30, 2014, to $475,000 effective September 5, 2014, to $600,000 effective January 20, 2015, to $750,000 effective March 4, 2015 and to $800,000 effective March 22, 2016. Effective October 2, 2015, Flatiron and Citibank amended the TRS to extend the termination or call date from December 17, 2015 to March 17, 2016 and to provide that the floating rate index specified for each loan included in the TRS will not be less than zero. On December 22, 2015, Flatiron and Citibank further amended the TRS to reduce the ramp-down period from 90 days to 30 days prior to the termination date, which represents the period when reinvestment is no longer permitted under the terms of the TRS. Effective February 18, 2016, Flatiron and Citibank further amended the TRS to extend the termination or call date from March 17, 2016 to February 18, 2017, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.35% to 1.40% per year. The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to herein as the TRS Agreement.

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

September 30, 2016

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

Citibank may terminate the TRS on or after February 18, 2017, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 80% of the maximum portfolio amount, multiplied by the spread over the floating index rate. The Company estimates the early termination fee would have been approximately $3,498 at September 30, 2016. Flatiron may also be required to pay a minimum usage fee in connection with the TRS. As of September 30, 2016 and December 31, 2015, Flatiron owed Citibank a minimum usage fee of $129 and $4, respectively.

The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS are valued in the same manner as loans owned by the Company.  As of September 30, 2016 and December 31, 2015, the fair value of the TRS was ($18,074) and ($34,900), respectively. The fair value of the TRS is reflected as unrealized depreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of September 30, 2016 and December 31, 2015, Flatiron had selected 56 and 90 underlying loans with a total notional amount of $446,288 and $718,025, respectively. For the same periods, Flatiron posted $143,335 and $226,316 in cash collateral held by Citibank (of which only $142,693 and $187,802  was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

Receivable due on total return swap is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and fees and net gains on sales and principal repayments of underlying loans of the TRS. As of September 30, 2016 and December 31, 2015, the receivable due on total return swap consisted of the following:

	September 30, 2016	December 31, 2015
Interest and other income from TRS portfolio	$6,907	$8,882
Interest and other expense from TRS portfolio	(2,138)	(2,309)
Net gain (loss) on TRS loan sales	525	(398)
Receivable due on total return swap	$5,294	$6,175

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. For the three and nine months ended September 30, 2016 and 2015, the net realized gain on the TRS consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and other income from TRS portfolio	$9,426	$10,886	$32,693	$29,255
Interest and other expense from TRS portfolio	(3,265)	(2,743)	(10,307)	(7,258)
Net gain on TRS loan sales	2,027	477	1,413	1,745
Net realized gain (1)	$8,188	$8,620	$23,799	$23,742

(1)	Net realized gain is reflected in net realized gain on total return swap on the Company's consolidated statements of operations.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of and for the three months ended September 30, 2016, Flatiron was in compliance with all covenants and reporting requirements.

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

The following is a summary of the underlying loans subject to the TRS as of September 30, 2016:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Debt
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022	Various	Retail	$14,603	$14,450	$(153)
Access CIG, LLC, L+500, 1.00% LIBOR Floor, 10/18/2021	3 Month LIBOR	Services: Business	6,768	6,807	39
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,730	7,630	(100)
Alvogen Pharma US, Inc., L+500, 1.00% LIBOR Floor, 4/1/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	9,558	9,573	15
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	12,189	12,128	(61)
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020	3 Month LIBOR	Energy: Oil & Gas	4,254	2,386	(1,868)
American Residential Services, LLC, L+450, 1.00% LIBOR Floor, 6/30/2021	3 Month LIBOR	Construction & Building	14,103	14,146	43
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020	6 Month LIBOR	Chemicals, Plastics & Rubber	1,810	1,760	(50)
Avaya Inc., L+525, 1.00% LIBOR Floor, 5/29/2020	3 Month LIBOR	Telecommunications	14,586	10,940	(3,646)
Azure Midstream Energy, LLC, L+650, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	2,399	2,012	(387)
Caraustar Industries, Inc., L+675, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	12,125	12,642	517
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2020	1 Month LIBOR	Services: Consumer	12,948	12,796	(152)
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019	3 Month LIBOR	Retail	8,017	5,163	(2,854)
CSP Technologies North America, LLC, L+600, 1.00% LIBOR Floor, 1/29/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	13,419	13,556	137
CT Technologies Intermediate Holdings, Inc., L+425, 1.00% LIBOR Floor, 12/1/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	14,718	14,658	(60)
David's Bridal, Inc., L+375, 1.25% LIBOR Floor, 10/11/2019	3 Month LIBOR	Retail	3,340	3,283	(57)
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022(d)	3 Month LIBOR	Services: Business	12,906	12,833	(73)
EIG Investors Corp., L+548, 1.00% LIBOR Floor, 11/9/2019(d)	3 Month LIBOR	Services: Business	1,788	1,739	(49)
Emmis Operating Company, L+600, 1.00% LIBOR Floor, 6/10/2021	3 Month LIBOR	Media: Broadcasting & Subscription	8,336	8,025	(311)
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(d)	6 Month LIBOR	High Tech Industries	7,193	6,555	(638)
Global Cash Access, Inc., L+525, 1.00% LIBOR Floor, 12/18/2020	3 Month LIBOR	Hotel, Gaming & Leisure	10,483	10,313	(170)
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	4,842	4,004	(838)
Hilex Poly Co. LLC, L+500, 1.00% LIBOR Floor, 12/5/2021	3 Month LIBOR	Containers, Packaging & Glass	7,999	8,123	124
Hyperion Insurance Group Ltd., L+450, 1.00% LIBOR Floor, 4/29/2022(d)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	2,063	2,034	(29)
IMG Worldwide Holdings, LLC, L+425, 1.00% LIBOR Floor, 5/6/2021	3 Month LIBOR	Media: Diversified & Production	7,129	7,251	122
Lanyon Solutions, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	3 Month LIBOR	High Tech Industries	1,140	1,141	1
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020	1 Month LIBOR	Services: Business	5,882	5,586	(296)
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 4/16/2020	3 Month LIBOR	Metals & Mining	3,597	3,122	(475)
Navex Global, Inc, L+475, 1.00% LIBOR Floor, 11/19/2021	6 Month LIBOR	High Tech Industries	13,629	13,683	54
Nielsen & Bainbridge, LLC, L+500, 1.00% LIBOR Floor, 8/15/2020	6 Month LIBOR	Consumer Goods: Durable	15,843	15,861	18
Oasis Outsourcing Holdings, Inc., L+475, 1.00% LIBOR Floor, 12/26/2021	1 Month LIBOR	Services: Business	9,343	9,509	166
Onex TSG Holdings II Corp., L+400, 1.00% LIBOR Floor, 7/29/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	3,417	3,451	34
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	10,238	9,656	(582)
Pelican Products, Inc., L+425, 1.00% LIBOR Floor, 4/10/2020	3 Month LIBOR	Chemicals, Plastics & Rubber	2,493	2,460	(33)
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(d)	3 Month LIBOR	Aerospace & Defense	6,337	5,789	(548)
PSC Industrial Holdings Corp., L+475, 1.00% LIBOR Floor, 12/5/2020	3 Month LIBOR	Services: Business	4,863	4,753	(110)
RP Crown Parent, LLC, L+500, 1.00% LIBOR Floor, 12/21/2018	1 Month LIBOR	High Tech Industries	15,313	15,649	336
Scientific Games International, Inc., L+500, 1.00% LIBOR Floor, 10/1/2021(d)	Various	Hotel, Gaming & Leisure	10,427	10,594	167
SESAC Holdco II LLC, L+425, 1.00% LIBOR Floor, 2/7/2019	6 Month LIBOR	Media: Broadcasting & Subscription	2,943	2,929	(14)
SG Acquisition, Inc., L+525, 1.00% LIBOR Floor, 8/19/2021	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	11,451	11,181	(270)
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019	3 Month LIBOR	Services: Business	7,767	7,811	44
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	9,741	9,839	98
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022	3 Month LIBOR	Services: Business	3,845	3,875	30
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020	6 Month LIBOR	Services: Business	7,801	7,919	118
TIBCO Software Inc., L+550, 1.00% LIBOR Floor, 12/4/2020	1 Month LIBOR	High Tech Industries	16,870	17,036	166
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/7/2020	3 Month LIBOR	Services: Consumer	5,245	5,265	20
Vince, LLC, L+500, 1.00% LIBOR Floor, 11/27/2019(d)	3 Month LIBOR	Retail	1,124	1,076	(48)
Western Dental Services, Inc., L+650, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	5,573	5,579	6
Total Senior Secured First Lien Debt			390,188	378,571	(11,617)

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured Second Lien Debt
Asurion, LLC, L+750, 1.00% LIBOR Floor, 3/3/2021	3 Month LIBOR	Services: Consumer	7,772	7,865	93
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(d)	6 Month LIBOR	High Tech Industries	9,798	6,025	(3,773)
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022	3 Month LIBOR	Retail	3,940	4,000	60
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	6 Month LIBOR	Services: Business	6,965	6,737	(228)
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	13,600	12,340	(1,260)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	8,050	7,520	(530)
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022	1 Month LIBOR	Retail	4,973	4,186	(787)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,002	970	(32)
Total Senior Secured Second Lien Debt			56,100	49,643	(6,457)
Total			$446,288	$428,214	$(18,074)

(a)

All of the underlying loans subject to the TRS are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (d) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)

The 1, 3, and 6 month LIBOR rates were 0.53%, 0.85% and 1.24%, respectively, as of September 30, 2016. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2016, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2016.

(c)	Fair value determined by the Company’s board of directors (see Note 9).

(d)

All or a portion of the underlying loan subject to the TRS is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2016, 91.7% of the Company’s total assets represented qualifying assets. In addition, as described in this Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 90.3% of the Company’s total assets represented qualifying assets as of September 30, 2016.

(e)

For the nine months ended September 30, 2016, the following underlying loans subject to the TRS contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

			Interest Rate			Interest Amount
	Issuer of Underlying Loan	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
	Smile Brands Group, Inc.(f)	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$233	$41	$274
	Southcross Holdings Borrower LP(g)	Senior Secured First Lien Debt	3.50%	5.50%	9.00%	$1	$1	$2

(f)	Outstanding principal and accrued interest of the underlying loan was fully repaid on August 17, 2016.

(g)	Prior to September 30, 2016, the underlying loan was assigned to the Company and removed from the TRS.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2015:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Debt
ABG Intermediate Holdings 2 LLC, L+450, 1.00% LIBOR Floor, 5/27/2021	3 Month LIBOR	Retail	$6,736	$6,696	$(40)
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022(d)	1 Month LIBOR	Retail	13,254	12,954	(300)
Access CIG, LLC, L+500, 1.00% LIBOR Floor, 10/18/2021	3 Month LIBOR	Services: Business	6,820	6,816	(4)
Albertson's LLC, L+450, 1.00% LIBOR Floor, 12/21/2022(d)	3 Month LIBOR	Retail	4,625	4,656	31
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,882	7,740	(142)
Alvogen Pharma US, Inc., L+500, 1.00% LIBOR Floor, 4/1/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	15,053	14,709	(344)
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	12,282	12,359	77
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020	3 Month LIBOR	Energy: Oil & Gas	4,253	1,160	(3,093)
American Residential Services, LLC, L+450, 1.00% LIBOR Floor, 6/30/2021	3 Month LIBOR	Construction & Building	14,211	14,174	(37)
AqGen Ascensus, Inc., L+450, 1.00% LIBOR Floor, 12/5/2022	3 Month LIBOR	Services: Business	2,915	2,923	8
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020	1 Month LIBOR	Chemicals, Plastics & Rubber	1,933	1,850	(83)
At Home Holding III Inc., L+400, 1.00% LIBOR Floor, 6/3/2022	3 Month LIBOR	Retail	5,560	5,420	(140)
Avaya Inc., L+525, 1.00% LIBOR Floor, 5/29/2020	3 Month LIBOR	Telecommunications	14,718	10,462	(4,256)
Azure Midstream Energy, LLC, L+650, 1.00% LIBOR Floor, 11/15/2018	3 Month LIBOR	Energy: Oil & Gas	2,431	1,448	(983)
BRG Sports, Inc., L+550, 1.00% LIBOR Floor, 4/15/2021(d)	1 Month LIBOR	Consumer Goods: Durable	12,798	12,690	(108)
Builders FirstSource Inc., L+500, 1.00% LIBOR Floor, 7/29/2022(e)	3 Month LIBOR	Forest Products & Paper	14,242	14,129	(113)
Caraustar Industries, Inc., L+675, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	18,131	18,568	437
Cast & Crew Payroll, LLC , L+375, 1.00% LIBOR Floor, 8/12/2022	3 Month LIBOR	Services: Business	1,311	1,294	(17)
CDS U.S. Intermediate Holdings, Inc., L+400, 1.00% LIBOR Floor, 7/8/2022	3 Month LIBOR	Hotel, Gaming & Leisure	1,958	1,857	(101)
Central Security Group, Inc., L+525, 1.00% LIBOR Floor, 10/6/2020	3 Month LIBOR	Services: Consumer	13,047	12,778	(269)
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019	3 Month LIBOR	Retail	8,647	7,223	(1,424)
Chemstralia Pty Ltd., L+625, 1.00% LIBOR Floor, 2/28/2022(e)	3 Month LIBOR	Chemicals, Plastics & Rubber	3,000	2,925	(75)
CSC Holdings, LLC, L+400, 1.00% LIBOR Floor, 10/9/2022(d)	3 Month LIBOR	Telecommunications	18,844	18,926	82
CSP Technologies North America, LLC, L+600, 1.00% LIBOR Floor, 1/29/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	13,522	13,660	138
CT Technologies Intermediate Holdings, Inc., L+425, 1.00% LIBOR Floor, 12/1/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	14,831	14,537	(294)
DAE Aviation Holdings, Inc., L+425, 1.00% LIBOR Floor, 7/7/2022	3 Month LIBOR	Aerospace & Defense	7,591	7,579	(12)
David's Bridal, Inc., L+400, 1.25% LIBOR Floor, 10/11/2019	3 Month LIBOR	Retail	4,338	3,808	(530)
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022(e)	3 Month LIBOR	Services: Business	13,005	13,087	82
Deltek, Inc., L+400, 1.00% LIBOR Floor, 6/25/2022	3 Month LIBOR	Services: Business	3,068	3,053	(15)
Diamond Resorts Corp., L+450, 1.00% LIBOR Floor, 5/9/2021(e)	3 Month LIBOR	Consumer Goods: Non-Durable	3,586	3,546	(40)
EIG Investors Corp., L+400, 1.00% LIBOR Floor, 11/9/2019(e)	3 Month LIBOR	Services: Business	1,846	1,803	(43)
Emmis Operating Company, L+600, 1.00% LIBOR Floor, 6/10/2021	3 Month LIBOR	Media: Broadcasting & Subscription	8,739	7,790	(949)
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(e)	6 Month LIBOR	High Tech Industries	7,248	5,764	(1,484)
Global Cash Access, Inc., L+525, 1.00% LIBOR Floor, 12/18/2020	2 Month LIBOR	Hotel, Gaming & Leisure	11,043	10,375	(668)
GTCR Valor Companies, Inc., L+500, 1.00% LIBOR Floor, 5/30/2021	3 Month LIBOR	High Tech Industries	3,898	3,918	20
HC Group Holdings III, Inc., L+500, 1.00% LIBOR Floor, 4/7/2022(d)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,471	10,459	(12)
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	4,879	3,993	(886)
Hemisphere Media Holdings, LLC, L+400, 1.00% LIBOR Floor, 7/30/2020	3 Month LIBOR	Media: Broadcasting & Subscription	4,006	3,854	(152)
Hilex Poly Co. LLC, L+500, 1.00% LIBOR Floor, 12/5/2021	3 Month LIBOR	Containers, Packaging & Glass	8,296	8,366	70
Hyperion Insurance Group Ltd., L+450, 1.00% LIBOR Floor, 4/29/2022(e)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,039	3,024	(15)
IMG Worldwide Holdings, LLC, L+425, 1.00% LIBOR Floor, 5/6/2021	3 Month LIBOR	Media: Diversified & Production	14,368	14,287	(81)
Infiltrator Water Technologies, LLC, L+425, 1.00% LIBOR Floor, 5/27/2022	3 Month LIBOR	Construction & Building	9,000	9,006	6
inVentiv Health, Inc., L+625, 1.50% LIBOR Floor, 5/15/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,890	(110)
Lanyon Solutions, Inc., L+450, 1.00% LIBOR Floor, 11/13/2020	3 Month LIBOR	High Tech Industries	1,148	1,120	(28)
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020	3 Month LIBOR	Services: Business	5,882	5,527	(355)
Murray Energy Corp., L+600, 1.00% LIBOR Floor, 4/17/2017	6 Month LIBOR	Metals & Mining	723	752	29
Murray Energy Corp., L+650, 1.00% LIBOR Floor, 4/16/2020	6 Month LIBOR	Metals & Mining	3,472	2,286	(1,186)
Navex Global, Inc, L+475, 1.00% LIBOR Floor, 11/19/2021	6 Month LIBOR	High Tech Industries	13,736	13,444	(292)
Nielsen & Bainbridge, LLC, L+500, 1.00% LIBOR Floor, 8/15/2020	6 Month LIBOR	Consumer Goods: Durable	16,094	16,113	19
Oasis Outsourcing Holdings, Inc., L+475, 1.00% LIBOR Floor, 12/26/2021	1 Month LIBOR	Services: Business	14,392	14,428	36
Onex TSG Holdings II Corp., L+400, 1.00% LIBOR Floor, 7/29/2022	1 Month LIBOR	Healthcare & Pharmaceuticals	7,441	7,402	(39)
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	10,361	8,724	(1,637)
Pelican Products, Inc., L+425, 1.00% LIBOR Floor, 4/10/2020	3 Month LIBOR	Chemicals, Plastics & Rubber	5,622	5,554	(68)
PetroChoice Holdings, Inc., L+500, 1.00% LIBOR Floor, 8/19/2022	1 Month LIBOR	Chemicals, Plastics & Rubber	1,645	1,664	19

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

September 30, 2016

(in thousands, except share and per share amounts)

Note 8. Credit Facilities

JPM Credit Facility

On August 26, 2016, 34th Street Funding, LLC, or 34th Street, a newly-formed, wholly-owned, consolidated, special purpose financing subsidiary of the Company, entered into a senior secured credit facility with JPMorgan Chase Bank, National Association, or JPM. The senior secured credit facility with JPM, or the JPM Credit Facility, provides for delayed-draw borrowings in an aggregate principal amount of $150,000, of which $25,000 may be funded as a revolving credit facility, each subject to conditions described in the JPM Credit Facility. On August 26, 2016, 34th Street drew down $57,000 of borrowings under the JPM Credit Facility.

On September 30, 2016, 34th Street amended and restated the JPM Credit Facility, or the Amended JPM Credit Facility, with JPM. Under the Amended JPM Credit Facility, the aggregate principal amount available for delayed-draw borrowings was increased from $150,000 to $225,000, of which $25,000 may be funded as a revolving credit facility, each subject to conditions described in the Amended JPM Credit Facility. On September 30, 2016, 34th Street drew down $167,423 of additional borrowings under the Amended JPM Credit Facility, a portion of which was used to purchase the portfolio of loans from CS Park View as discussed in Note 6. No other material terms of the JPM Credit Facility were revised in connection with the Amended JPM Credit Facility.

 Advances under the Amended JPM Credit Facility bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.50% per year. Interest is payable quarterly in arrears. All advances under the Amended JPM Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than August 23, 2020. 34th Street may prepay advances pursuant to the terms and conditions of the Amended JPM Credit Facility, subject to a 1% premium in certain circumstances. In addition, 34th Street will be subject to a non-usage fee of 0.5% and 1.0% per year on the amount, if any, of the aggregate principal amount available under the Amended JPM Credit Facility that has not been borrowed during the period from the closing date and ending on, but excluding, May 23, 2017, or the Ramp-Up Period, and from the termination of the Ramp-Up Period and ending on, but excluding, August 23, 2019, respectively. The non-usage fees, if any, are payable quarterly in arrears.

The Company contributed loans and other corporate debt securities to 34th Street in exchange for 100% of the membership interests of 34th Street, and may contribute additional loans and other corporate debt securities to 34th Street in the future. 34th Street’s obligations to JPM under the Amended JPM Credit Facility are secured by a first priority security interest in all of the assets of 34th Street. The obligations of 34th Street under the Amended JPM Credit Facility are non-recourse to the Company, and the Company’s exposure under the Amended JPM Credit Facility is limited to the value of the Company’s investment in 34th Street.

In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and from August 26, 2016 to September 30, 2016, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $3,566 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of September 30, 2016 and will amortize to interest expense over the term of the Amended JPM Credit Facility. At September 30, 2016, the unamortized portion of the debt issuance costs was $3,485.

For the period from August 26, 2016 to September 30, 2016, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

Stated interest expense	$267
Amortization of deferred financing costs	81
Non-usage fee	45
Total interest expense	$393
Weighted average interest rate(1)	5.07%
Average borrowings	$61,651

(1)	Includes the stated interest expense and commitment fees on the unused portion of the Amended JPM Credit Facility.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

East West Bank Credit Facility

On April 30, 2015, the Company entered into a revolving credit facility, or the EWB Credit Facility, with East West Bank, or EWB. The EWB Credit Facility provides for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions, and the Company is required to maintain $2,000 in a demand deposit account with EWB at all times. As of and for the three months ended September 30, 2016, the Company was in compliance with all covenants and reporting requirements under the EWB Credit Facility.

Advances under the EWB Credit Facility bear interest at a floating rate equal to (i) the greater of 3.25% per year or the variable rate of interest per year announced by EWB as its prime rate, which was 3.50% at September 30, 2016, plus (ii) a spread of 0.75%. Interest is payable quarterly in arrears. Each advance under the EWB Credit Facility will be due and payable on the earlier of 90 days from the date such advance was made by EWB, or April 27, 2017. The Company may prepay any advance without penalty or premium. The Company will be subject to a non-usage fee of 0.50% per year on the average amount, if any, of the aggregate principal amount available under the EWB Credit Facility that has not been borrowed, payable at the end of each quarter. The non-usage fee, if any, is payable quarterly in arrears. The Company’s obligations to EWB under the EWB Credit Facility are secured by a first priority security interest in certain eligible investments in which the Company has a beneficial interest, as updated from time to time.

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

For the three and nine months ended September 30, 2016 and 2015, the components of interest expense, average borrowings, and weighted average interest rate for the EWB Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization of deferred financing costs	$51	$70	$177	$116
Non-usage fee	46	47	147	77
Stated interest expense	44	36	44	69
Total interest expense	$141	$153	$368	$262
Weighted average interest rate(1)	8.62%	9.18%	18.25%	8.48%
Average borrowings	$4,109	$3,522	$1,380	$2,264

(1) Includes the stated interest expense and commitment fees on the unused portion of the EWB Credit Facility.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of September 30, 2016 and December 31, 2015, according to the fair value hierarchy:

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$-	$-	$413,559	$413,559	$-	$-	$104,187	$104,187
Senior secured second lien debt	-	-	459,432	459,432	-	-	453,713	453,713
Collateralized securities and structured products - debt	-	-	36,940	36,940	-	-	41,663	41,663
Collateralized securities and structured products - equity	-	-	34,389	34,389	-	-	24,604	24,604
Unsecured debt	-	-	29,676	29,676	-	-	26,740	26,740
Equity	-	-	5,610	5,610	-	-	-	-
Short term investments	56,771	-	-	56,771	18,892	-	-	18,892
Total return swap	-	-	(18,074)	(18,074)	-	-	(34,900)	(34,900)
Total	$56,771	$-	$961,532	$1,018,303	$18,892	$-	$616,007	$634,899

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, June 30, 2016	$168,798	$431,875	$40,288	$34,397	$28,275	$72	$(27,601)	$676,104
Investments purchased	255,919	40,108	-	-	-	5,540	-	301,567
Net realized gain	153	226	-	-	-	-	8,188	8,567
Net change in unrealized appreciation (depreciation)	2,372	8,736	1,625	848	1,369	(2)	9,527	24,475
Accretion of discount	339	208	27	-	32	-	-	606
Sales and principal repayments	(14,022)	(21,721)	(5,000)	(856)	-	-	(8,188)	(49,787)
Ending balance, September 30, 2016	$413,559	$459,432	$36,940	$34,389	$29,676	$5,610	$(18,074)	$961,532
Change in net unrealized appreciation (depreciation) on investments still held as of September 30, 2016(1)	$1,987	$8,712	$1,625	$848	$1,369	$(2)	$9,868	$24,407

(1)

Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation (depreciation) on total return swap.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2016
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, December 31, 2015	$104,187	$453,713	$41,663	$24,604	$26,740	$-	$(34,900)	$616,007
Investments purchased	337,712	94,931	-	10,000	2,704	5,615	-	450,962
Net realized gain	268	799	-	-	11	-	23,799	24,877
Net change in unrealized appreciation (depreciation)	991	10,395	195	2,169	2,842	(5)	16,826	33,413
Accretion of discount	692	574	82	-	94	-	-	1,442
Sales and principal repayments	(30,291)	(100,980)	(5,000)	(2,384)	(2,715)	-	(23,799)	(165,169)
Ending balance, September 30, 2016	$413,559	$459,432	$36,940	$34,389	$29,676	$5,610	$(18,074)	$961,532
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2016(1)	$(421)	$8,495	$135	$2,169	$2,842	$(5)	$14,399	$27,614

(1)

Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation (depreciation) on total return swap.

	Three Months Ended September 30, 2015
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, June 30, 2015	$102,218	$393,641	$43,724	$32,926	$12,396	$(1,610)	$583,295
Investments purchased	12,988	82,280	-	-	19,820	-	115,088
Net realized gain	56	78	-	-	8	8,620	8,762
Net change in unrealized depreciation	(719)	(3,142)	(779)	(2,123)	(995)	(12,506)	(20,264)
Accretion of discount	120	93	28	(6)	24	-	259
Sales and principal repayments	(4,662)	(5,131)	-	(1,010)	(552)	(8,620)	(19,975)
Ending balance, September 30, 2015	$110,001	$467,819	$42,973	$29,787	$30,701	$(14,116)	$667,165
Change in net unrealized depreciation on investments still held as of September 30, 2015(1)	$(691)	$(3,065)	$(779)	$(2,123)	$(995)	$(12,164)	$(19,817)

(1)

Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation (depreciation) on total return swap.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2015
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, December 31, 2014	$69,204	$245,258	$27,965	$9,137	$-	$(4,409)	$347,155
Investments purchased	81,742	232,343	15,500	24,914	49,784	-	404,283
Net realized gain	443	74	-	-	200	23,742	24,459
Net change in unrealized depreciation	(841)	(731)	(573)	(1,991)	(1,191)	(9,707)	(15,034)
Accretion of discount	313	259	81	18	39	-	710
Sales and principal repayments	(40,860)	(9,384)	-	(2,291)	(18,131)	(23,742)	(94,408)
Ending balance, September 30, 2015	$110,001	$467,819	$42,973	$29,787	$30,701	$(14,116)	$667,165
Change in net unrealized depreciation on investments still held as of September 30, 2015(1)	$(827)	$(788)	$(573)	$(1,991)	$(1,191)	$(9,671)	$(15,041)

(1)

Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation (depreciation) on total return swap.

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$363,983	Discounted Cash Flow	Discount Rates	6.5%	-	23.1%	13.8%
	49,576	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	301,012	Discounted Cash Flow	Discount Rates	8.7%	-	19.0%	10.3%
	146,299	Broker Quotes	Broker Quotes	N/A			N/A
	12,121	Market Comparable Approach	EBITDA Multiple	9.94x	-	14.91x	10.68x
			Revenue Multiple	0.65x	-	0.85x	0.65x
Collateralized securities and structured products - debt	36,940	Discounted Cash Flow	Discount Rates	9.0%	-	12.7%	11.2%
Collateralized securities and structured products - equity	34,389	Discounted Cash Flow	Discount Rates	9.0%	-	18.0%	14.6%
Unsecured debt	29,676	Broker Quotes	Broker Quotes	N/A			N/A
Equity	5,540	Market Comparable Approach	EBITDA Multiple	3.50x	-	10.50x	6.52x
	70	Broker Quotes	Broker Quotes	N/A			N/A
Total return swap	(4,814)	Discounted Cash Flow	Discount Rates	5.6%	-	25.7%	8.3%
	(13,260)	Broker Quotes	Broker Quotes	N/A			N/A
Total	$961,532

(1)	Weighted average amounts are based on the estimated fair values.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien debt, senior secured second lien debt, collateralized securities and structured products, unsecured debt, equity, and total return swap are discount rates, EBITDA and revenue multiples, and broker quotes. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively. A significant increase or decrease in the EBITDA and revenue multiples and broker quotes would result in a significantly higher or lower fair value measurement, respectively.

Note 10. General and Administrative Expense

General and administrative expense consisted of the following items for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Professional fees	$680	$286	$1,284	$802
Transfer agent expense	307	346	926	850
Dues and subscriptions	177	161	621	428
Printing and marketing expense	177	205	520	674
Due diligence fees	120	275	401	804
Valuation expense	125	88	350	218
Insurance expense	105	83	271	214
Director fees and expenses	69	80	207	218
Filing fees	5	40	12	472
Other expenses	127	102	352	307
Total general and administrative expense	$1,892	$1,666	$4,944	$4,987

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

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

As of September 30, 2016 and December 31, 2015, the Company’s unfunded commitments were as follows:

Unfunded Commitments	September 30, 2016(1)	December 31, 2015(1)
CCSLF(2)(3)	$40,000	$40,000
Studio Movie Grill Holdings, LLC(3)	4,127	1,069
Elemica Holdings, Inc.(3)	2,500	-
ABG Intermediate Holdings 2 LLC(3)	1,119	1,128
Ivy Hill Middle Market Credit Fund VIII, Ltd.(3)	1,111	-
American Media, Inc.(3)	770	-
ECI Acquisition Holdings, Inc.	-	1,207
Total	$49,627	$43,404

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

(2)	See Note 6 for a further description of our investment in CCSLF.

(3)

As of November 7, 2016, the Company's unfunded commitments were to portfolio companies Studio Movie Grill Holdings, LLC, Elemica Holdings, Inc., ABG Intermediate Holdings 2 LLC, Ivy Hill Middle Market Credit Fund VIII, Ltd., and American Media, Inc. in the amount of $4,127, $2,500, $1,119, $1,111 and $830, respectively, and also included an unfunded commitment of $40,000 to CCSLF.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise.  For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2016 and December 31, 2015, refer to the table above and the consolidated schedules of investments.

The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (i.e., advances from its credit facilities and/or cash flows from operations). The Company will not fund its unfunded commitments from future net proceeds generated by securities offerings. The Company follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments. Specifically, the Company prepares detailed analyses of the level of its unfunded commitments relative to its then available liquidity on a daily basis. These analyses are reviewed and discussed on a weekly basis by the Company’s executive officers and senior members of CIM (including members of the investment committee) and are updated on a “real time” basis in order to ensure that the Company has adequate liquidity to satisfy its unfunded commitments.

The Company does not include its unfunded capital commitment to CCSLF as a senior security for the asset coverage ratio, as the capital commitments cannot be drawn without an affirmative vote by one of the Company’s representatives on CCSLF’s board of managers.

Note 12. Fee Income

Fee income consists of commitment fees and amendment fees. The following table summarizes the Company’s fee income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commitment fees	$42	$-	$293	$718
Amendment fees	112	64	156	87
Total	$154	$64	$449	$805

For the three and nine months ended September 30, 2016 and 2015, all fee income was non-recurring.

CĪON Investment Corporation

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2016 and 2015:

	As of and for the	As of and for the
	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Per share data:(1)
Net asset value at beginning of period	$8.71	$9.22
Results of operations:
Net investment income(2)	0.30	0.20
Net realized gain and net change in unrealized depreciation on investments(3)	0.17	0.01
Net realized gain and net change in unrealized depreciation on total return swap	0.39	0.19
Net increase in net assets resulting from operations(3)	0.86	0.40
Shareholder distributions:
Distributions from net investment income	(0.30)	(0.20)
Distributions from net realized gains	(0.25)	(0.34)
Distributions in excess of net investment income(4)	-	(0.01)
Net decrease in net assets from shareholders' distributions	(0.55)	(0.55)
Capital share transactions:
Issuance of common stock above net asset value(5)	-	0.06
Repurchases of common stock(6)	-	-
Net increase in net assets resulting from capital share transactions	-	0.06
Net asset value at end of period	$9.02	$9.13
Shares of common stock outstanding at end of period	107,920,075	92,740,834
Total investment return-net asset value(7)	10.25%	4.94%
Net assets at beginning of period	$904,326	$496,389
Net assets at end of period	$973,191	$846,919
Average net assets	$922,031	$670,084

Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	3.47%	2.17%
Ratio of gross operating expenses to average net assets(9)	2.37%	3.15%
Ratio of expenses (before recoupment of expense support) to average net assets(10)	2.30%	2.53%
Ratio of net expense recoupments to average net assets(11)	0.07%	0.62%
Ratio of net operating expenses to average net assets	2.37%	3.15%
Portfolio turnover rate(12)	20.04%	14.03%
Asset coverage ratio(13)	2.85	2.67

(1)	The per share data for the nine months ended September 30, 2016 and 2015 was derived by using the weighted average shares of common stock outstanding during each period.

(2)

Net investment income per share includes expense recoupments to CIG of $0.01 and $0.06 per share for the nine months ended September 30, 2016 and 2015, respectively. There was no expense support from CIG or AIM for the nine months ended September 30, 2016 or 2015.

(3)

The amount shown for net realized gain and net change in unrealized depreciation on investments is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

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

September 30, 2016

(in thousands, except share and per share amounts)

(5)

The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the nine months ended September 30, 2016.

(6)

Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the nine months ended September 30, 2016 and 2015.

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

(8)

Excluding the recoupment of expense support to CIG during the period, the ratio of net investment income to average net assets would have been 3.54% and 2.79% for the nine months ended September 30, 2016 and 2015, respectively.

(9)	Ratio of gross operating expenses to average net assets does not include expense support provided by CIG and/or AIM, if any.

(10)	The ratio of gross expense recoupments to CIG to average net assets for the nine months ended September 30, 2016 and 2015 was (0.07%) and (0.62%), respectively.

(11)

In order to record an obligation to reimburse CIG for expense support provided, the ratio of gross operating expenses to average net assets, when considering the recoupment, in the period in which recoupment is sought cannot exceed the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the nine months ended September 30, 2016 and 2015, the ratio of gross operating expenses to average net assets, when considering recoupment to CIG, was 0.43% and 0.52%, respectively.

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

We are managed by CIM, our affiliate and a registered investment adviser. CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. We and CIM have engaged AIM to act as our investment sub-adviser. On November 1, 2016, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM and the investment sub-advisory agreement with AIM, each for a period of twelve months commencing December 17, 2016.

We seek to meet our investment objective by utilizing the experienced management teams of both CIM and AIM, which includes their access to the relationships and human capital of Apollo, CIG and ICON Capital, in sourcing, evaluating and structuring transactions, as well as monitoring and servicing our investments. We focus primarily on the senior secured debt of private and thinly-traded U.S. middle-market companies, which we define as companies that generally possess annual EBITDA of $50 million or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

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

Portfolio Investment Activity for the Three Months Ended September 30, 2016 and 2015

The following table summarizes our investment activity, excluding short term investments, for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$255,919	$211	$256,130	$12,988	$78,669	$91,657
Senior secured second lien debt	40,108	-	40,108	82,280	12,308	94,588
Collateralized securities and structured products - debt	-	-	-	-	-	-
Collateralized securities and structured products - equity	-	-	-	-	-	-
Unsecured debt	-	-	-	19,820	-	19,820
Equity	5,540	-	5,540	-	-	-
Sales and principal repayments	(41,599)	(245,657)	(287,256)	(11,355)	(66,933)	(78,288)
Net portfolio activity	$259,968	$(245,446)	$14,522	$103,733	$24,044	$127,777

The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$414,528	$413,559	42.2%	$390,188	$378,571	88.4%	$804,716	$792,130	56.3%
Senior secured second lien debt	464,223	459,432	46.9%	56,100	49,643	11.6%	520,323	509,075	36.2%
Collateralized securities and structured products - debt	39,443	36,940	3.8%	-	-	-	39,443	36,940	2.6%
Collateralized securities and structured products - equity	38,800	34,389	3.5%	-	-	-	38,800	34,389	2.4%
Unsecured debt	29,647	29,676	3.0%	-	-	-	29,647	29,676	2.1%
Equity	5,615	5,610	0.6%	-	-	-	5,615	5,610	0.4%
Subtotal/total percentage	992,256	979,606	100.0%	446,288	428,214	100.0%	1,438,544	1,407,820	100.0%
Short term investments(2)	56,771	56,771		-	-		56,771	56,771
Total investments	$1,049,027	$1,036,377		$446,288	$428,214		$1,495,315	$1,464,591

Number of portfolio companies			102			54			143(3)
Average annual EBITDA of portfolio companies		$56.8 million			$197.3 million			$103.0 million
Median annual EBITDA of portfolio companies		$43.4 million			$79.7 million			$56.0 million
Purchased at a weighted average price of par			95.85%			98.94%			96.79%
Gross annual portfolio yield based upon the purchase price(4)			9.90%			6.72%(5)			8.91%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(3)

The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 13 portfolio companies being in both the investment and TRS portfolios.

(4)

The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees.

(5)	The gross annual portfolio yield for underlying TRS loans is determined without giving consideration to leverage.

	December 31, 2015
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$106,147	$104,187	16.0%	$661,055	$634,597	92.9%	$767,202	$738,784	55.4%
Senior secured second lien debt	468,899	453,713	69.7%	56,970	48,528	7.1%	525,869	502,241	37.7%
Collateralized securities and structured products - debt	44,361	41,663	6.4%	-	-	-	44,361	41,663	3.1%
Collateralized securities and structured products - equity	31,184	24,604	3.8%	-	-	-	31,184	24,604	1.8%
Unsecured debt	29,553	26,740	4.1%	-	-	-	29,553	26,740	2.0%
Subtotal/total percentage	680,144	650,907	100.0%	718,025	683,125	100.0%	1,398,169	1,334,032	100.0%
Short term investments(2)	18,892	18,892		-	-		18,892	18,892
Total investments	$699,036	$669,799		$718,025	$683,125		$1,417,061	$1,352,924

Number of portfolio companies			82			87			142(3)
Average annual EBITDA of portfolio companies		$80.4 million			$266.4 million			$181.1 million
Median annual EBITDA of portfolio companies		$64.2 million			$91.0 million			$74.9 million
Purchased at a weighted average price of par			97.16%			99.02%			98.10%
Gross annual portfolio yield based upon the purchase price(4)			9.42%			6.47%(5)			7.91%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(3)

The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 27 portfolio companies being in both the investment and TRS portfolios.

(4)

The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees.

(5)	The gross annual portfolio yield for underlying TRS loans is determined without giving consideration to leverage.

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio by the type of interest rate as of September 30, 2016 and December 31, 2015, excluding short term investments of $56,771 and $18,892, respectively:

	September 30, 2016
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$887,019	$878,211	89.6%	$446,288	$428,214	100.0%	$1,333,307	$1,306,425	92.8%
Fixed interest rate investments	60,822	61,396	6.3%	-	-	-	60,822	61,396	4.4%
Other income producing investments	38,800	34,389	3.5%	-	-	-	38,800	34,389	2.4%
Non-income producing equity	5,615	5,610	0.6%	-	-	-	5,615	5,610	0.4%
Total investments	$992,256	$979,606	100.0%	$446,288	$428,214	100.0%	$1,438,544	$1,407,820	100.0%

	December 31, 2015
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$606,286	$585,873	90.0%	$718,025	$683,125	100.0%	$1,324,311	$1,268,998	95.1%
Fixed interest rate investments	42,674	40,430	6.2%	-	-	-	42,674	40,430	3.0%
Other income producing investments	31,184	24,604	3.8%	-	-	-	31,184	24,604	1.9%
Total investments	$680,144	$650,907	100.0%	$718,025	$683,125	100.0%	$1,398,169	$1,334,032	100.0%

The following table shows the composition of our investment portfolio and our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
High Tech Industries	$207,737	21.2%	$60,089	14.0%	$267,826	19.0%
Services: Business	136,037	13.9%	67,569	15.8%	203,606	14.5%
Healthcare & Pharmaceuticals	91,846	9.4%	81,228	19.0%	173,074	12.3%
Diversified Financials	71,329	7.3%	-	-	71,329	5.1%
Chemicals, Plastics & Rubber	39,350	4.0%	25,296	5.9%	64,646	4.6%
Media: Advertising, Printing & Publishing	55,029	5.6%	7,630	1.8%	62,659	4.4%
Construction & Building	46,730	4.8%	14,146	3.3%	60,876	4.3%
Retail	18,339	1.9%	32,158	7.5%	50,497	3.6%
Hotel, Gaming & Leisure	29,072	3.0%	20,907	4.9%	49,979	3.5%
Banking, Finance, Insurance & Real Estate	34,497	3.5%	13,215	3.1%	47,712	3.4%
Telecommunications	32,407	3.3%	11,910	2.8%	44,317	3.1%
Beverage, Food & Tobacco	43,593	4.4%	-	-	43,593	3.1%
Automotive	38,844	4.0%	-	-	38,844	2.8%
Services: Consumer	9,493	1.0%	25,926	6.0%	35,419	2.5%
Media: Diversified & Production	25,507	2.6%	7,251	1.7%	32,758	2.3%
Aerospace & Defense	21,882	2.2%	5,789	1.3%	27,671	2.0%
Media: Broadcasting & Subscription	10,016	1.0%	10,954	2.6%	20,970	1.5%
Capital Equipment	19,244	1.9%	-	-	19,244	1.4%
Consumer Goods: Durable	1,000	0.1%	15,861	3.7%	16,861	1.2%
Energy: Oil & Gas	11,445	1.2%	4,398	1.0%	15,843	1.1%
Metals & Mining	10,821	1.1%	3,122	0.7%	13,943	1.0%
Forest Products & Paper	-	-	12,642	3.0%	12,642	0.9%
Energy: Electricity	12,438	1.3%	-	-	12,438	0.9%
Consumer Goods: Non-Durable	10,265	1.0%	-	-	10,265	0.7%
Containers, Packaging & Glass	-	-	8,123	1.9%	8,123	0.6%
Environmental Industries	2,685	0.3%	-	-	2,685	0.2%
Subtotal/total percentage	979,606	100.0%	428,214	100.0%	1,407,820	100.0%
Short term investments	56,771		-		56,771
Total investments	$1,036,377		$428,214		$1,464,591

	December 31, 2015
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$124,412	19.1%	$94,924	13.9%	$219,336	16.4%
Healthcare & Pharmaceuticals	54,122	8.3%	121,889	17.8%	176,011	13.2%
High Tech Industries	86,848	13.3%	77,663	11.4%	164,511	12.3%
Diversified Financials	66,267	10.2%	-	-	66,267	5.0%
Chemicals, Plastics & Rubber	27,161	4.2%	37,270	5.5%	64,431	4.8%
Banking, Finance, Insurance & Real Estate	32,224	5.0%	31,160	4.6%	63,384	4.8%
Beverage, Food & Tobacco	62,314	9.6%	-	-	62,314	4.7%
Construction & Building	24,099	3.7%	35,443	5.2%	59,542	4.5%
Hotel, Gaming & Leisure	26,839	4.1%	32,079	4.7%	58,918	4.4%
Retail	8,623	1.4%	49,276	7.2%	57,899	4.3%
Telecommunications	9,148	1.4%	29,943	4.4%	39,091	2.9%
Services: Consumer	13,154	2.0%	25,003	3.7%	38,157	2.9%
Forest Products & Paper	-	-	32,697	4.8%	32,697	2.5%
Media: Advertising, Printing & Publishing	24,627	3.8%	7,740	1.1%	32,367	2.4%
Consumer Goods: Durable	-	-	28,803	4.2%	28,803	2.2%
Media: Broadcasting & Subscription	9,952	1.5%	16,642	2.4%	26,594	2.0%
Consumer Goods: Non-Durable	13,974	2.1%	12,347	1.8%	26,321	2.0%
Automotive	19,766	3.0%	5,100	0.8%	24,866	1.9%
Media: Diversified & Production	10,153	1.6%	14,287	2.1%	24,440	1.8%
Containers, Packaging & Glass	11,851	1.8%	8,366	1.2%	20,217	1.5%
Energy: Electricity	13,677	2.1%	2,194	0.3%	15,871	1.2%
Aerospace & Defense	-	-	13,975	2.0%	13,975	1.0%
Energy: Oil & Gas	6,274	1.0%	3,286	0.5%	9,560	0.7%
Metals & Mining	-	-	3,038	0.4%	3,038	0.2%
Environmental Industries	2,850	0.4%	-	-	2,850	0.2%
Capital Equipment	2,572	0.4%	-	-	2,572	0.2%
Subtotal/total percentage	650,907	100.0%	683,125	100.0%	1,334,032	100.0%
Short term investments	18,892		-		18,892
Total investments	$669,799		$683,125		$1,352,924

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

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2016 and December 31, 2015, our unfunded commitments amounted to $49,627 and $43,404, respectively. As of November 7, 2016, our unfunded commitments amounted to $49,687. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. For additional information on our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of September 30, 2016 and December 31, 2015, excluding short term investments of $56,771 and $18,892, respectively:

	September 30, 2016
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	915,263	93.4%	381,276	89.0%	1,296,539	92.1%
3	59,822	6.1%	44,552	10.4%	104,374	7.4%
4	4,521	0.5%	-	-	4,521	0.3%
5	-	-	2,386	0.6%	2,386	0.2%
	$979,606	100.0%	$428,214	100.0%	$1,407,820	100.0%

	December 31, 2015
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$-	-	$-	-	$-	-
2	624,097	95.9%	652,073	95.5%	1,276,170	95.7%
3	24,180	3.7%	23,047	3.4%	47,227	3.5%
4	2,630	0.4%	6,845	1.0%	9,475	0.7%
5	-	-	1,160	0.1%	1,160	0.1%
	$650,907	100.0%	$683,125	100.0%	$1,334,032	100.0%

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

Current Investment Portfolio

As of November 7, 2016, our investment portfolio, excluding our short term investments and TRS, consisted of interests in 100 portfolio companies (43% in senior secured first lien debt, 46% in senior secured second lien debt, 7% in collateralized securities and structured products (comprised of 2% invested in rated debt, 2% invested in non-rated debt and 3% invested in non-rated equity of such securities and products), 3% in unsecured debt and 1% in equity) with a total fair value of $971,967 with an average and median portfolio company annual EBITDA of $54.7 million and $43.4 million, respectively, at initial investment. As of November 7, 2016, investments in our portfolio, excluding our short term investments and TRS, were purchased at a weighted average price of 95.84% of par value. Our estimated gross annual portfolio yield was 9.91% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the nine months ended September 30, 2016, our total investment return-net asset value was 10.25%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.

As of November 7, 2016, our only short term investment was an investment in a U.S. Treasury Obligations Fund of $93,893.

Further, as of November 7, 2016, through a TRS (described further in Note 7 of our consolidated financial statements), we obtained the economic benefit of owning investments in first and second lien senior secured floating-rate loans of 52 portfolio companies. We also held one credit default swap with a notional amount of €22,000 and a fair value of $167 as of November 7, 2016.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

                Our results of operations for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016	2015
Investment income	$18,733	$14,833
Net operating expenses	8,038	6,921
Net investment income	10,695	7,912
Net realized gain on investments	379	142
Net change in unrealized appreciation (depreciation) on investments	14,948	(7,758)
Net realized gain on total return swap	8,188	8,620
Net change in unrealized appreciation (depreciation) on total return swap	9,527	(12,506)
Net increase (decrease) in net assets resulting from operations	$43,737	$(3,590)

Investment Income

For the three months ended September 30, 2016 and 2015, we generated investment income of $18,733 and $14,833, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 108 and 86 portfolio companies held during each respective period. Our average investment portfolio size, excluding short term investments and the TRS, increased $208,563, from $633,093 for the three months ended September 30, 2015 to $841,656 for the three months ended September 30, 2016, as we continued to deploy the net proceeds from our follow-on continuous public offering and the net proceeds from our borrowings. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering, which commenced on January 25, 2016, and proceeds from our borrowings. As a result, we believe that reported investment income for the three months ended September 30, 2016 and 2015 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015
Management fees	$5,187	$4,146
Administrative services expense	425	409
Capital gains incentive fee	-	(1,211)
General and administrative	1,892	1,666
Interest expense	534	153
Total operating expenses	8,038	5,163
Recoupment of expense support from CIG	-	1,758
Net operating expenses	$8,038	$6,921

The composition of our general and administrative expenses for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015
Professional fees	$680	$286
Transfer agent expense	307	346
Dues and subscriptions	177	161
Printing and marketing expense	177	205
Valuation expense	125	88
Due diligence fees	120	275
Insurance expense	105	83
Director fees and expenses	69	80
Filing fees	5	40
Other expenses	127	102
Total general and administrative expense	$1,892	$1,666

Expense Support and Recoupment of Expense Support

Our affiliate, CIG, agreed to provide expense support to us commencing with the quarter ended December 31, 2012 for certain expenses pursuant to the expense support and conditional reimbursement agreement. On December 16, 2015, we further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the expense support and conditional reimbursement agreement and extending the termination date from December 31, 2015 to December 31, 2016. Commencing with the quarter beginning January 1, 2016, CIG and AIM each agrees to provide expense support to us for 50% of certain expenses pursuant to the second amended and restated expense support and conditional reimbursement agreement. Refer to Note 4 to our consolidated financial statements for further details about the second amended and restated expense support and conditional reimbursement agreement and additional disclosure regarding expense support from CIG and AIM.

For the three months ended September 30, 2016, CIG and AIM did not provide any expense support or recoup any previously provided expense support. For the three months ended September 30, 2015, CIG did not provide any expense support and recouped $1,758 of expense support made during the three months ended September 30, 2013, December 31, 2013 and March 31, 2014 in connection with the expense support and conditional reimbursement agreement.

Recoupment of such support will be determined as appropriate to meet the objectives of the second amended and restated expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse CIG and AIM for any expense support that may be received from CIG and AIM in the future.

Net Investment Income

Our net investment income totaled $10,695 and $7,912 for the three months ended September 30, 2016 and 2015, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to proceeds received from our continuous public offerings and our credit facilities.

Net Realized Gain on Investments

Our net realized gain on investments totaled $379 and $142 for the three months ended September 30, 2016 and 2015, respectively. The increase in net realized gain on investments was mainly due to an increase in principal repayment activity during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. During the three months ended September 30, 2016, we received sale proceeds of $2,047 and principal repayments of $39,552, resulting in net realized gains of $379. For the three months ended September 30, 2015, we received sale proceeds of $8,046 and principal repayments of $3,309, resulting in net realized gains of $142.

Net Change in Unrealized Appreciation (Depreciation) on Investments

The net change in unrealized appreciation (depreciation) on our investments totaled $14,948 and ($7,758) for the three months ended September 30, 2016 and 2015, respectively. This change was predominantly driven by a tightening of credit spreads during the three months ended September 30, 2016 that positively impacted the fair value of certain investments compared to a widening of credit spreads during the three months ended September 30, 2015 that negatively impacted the fair value of certain investments.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $8,188 and $8,620 for the three months ended September 30, 2016 and 2015, respectively. The components of net realized gain on the TRS are summarized below:

	Three Months Ended September 30,
	2016	2015
Interest and other income from TRS portfolio	$9,426	$10,886
Interest and other expense from TRS portfolio	(3,265)	(2,743)
Net gain on TRS loan sales	2,027	477
Total	$8,188	$8,620

Net Change in Unrealized Appreciation (Depreciation) on TRS

The net change in unrealized appreciation (depreciation) on the TRS totaled $9,527 and ($12,506) for the three months ended September 30, 2016 and 2015, respectively. This change was predominantly driven by a tightening of credit spreads during the three months ended September 30, 2016 that positively impacted the fair value of certain loans underlying the TRS compared to a widening of credit spreads during the three months ended September 30, 2015 that negatively impacted the fair value of certain loans underlying the TRS.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2016, we recorded a net increase in net assets resulting from operations of $43,737 compared to a net decrease in net assets resulting from operations of ($3,590) for the three months ended September 30, 2015 as a result of our operating activity for the respective periods.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

                Our results of operations for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015
Investment income	$53,834	$35,665
Net operating expenses	21,834	21,116
Net investment income	32,000	14,549
Net realized gain on investments	1,078	717
Net change in unrealized appreciation (depreciation) on investments	16,587	(5,327)
Net realized gain on total return swap	23,799	23,742
Net change in unrealized appreciation (depreciation) on total return swap	16,826	(9,707)
Net increase in net assets resulting from operations	$90,290	$23,974

Investment Income

For the nine months ended September 30, 2016 and 2015, we generated investment income of $53,834 and $35,665, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 120 and 87 portfolio companies held during each respective period. Our average investment portfolio size, excluding short term investments and the TRS, increased $298,834, from $516,423 for the nine months ended September 30, 2015 to $815,257 for the nine months ended September 30, 2016, as we continued to deploy the net proceeds from our follow-on continuous public offering and the net proceeds from our borrowings. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering, which commenced on January 25, 2016, and proceeds from our borrowings. As a result, we believe that reported investment income for the nine months ended September 30, 2016 and 2015 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015
Management fees	$14,311	$10,397
Administrative services expense	1,151	1,283
General and administrative	4,944	4,987
Interest expense	761	262
Total operating expenses	21,167	16,929
Recoupment of expense support from CIG	667	4,187
Net operating expenses	$21,834	$21,116

The composition of our general and administrative expenses for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015
Professional fees	$1,284	$802
Transfer agent expense	926	850
Dues and subscriptions	621	428
Printing and marketing expense	520	674
Due diligence fees	401	804
Valuation expense	350	218
Insurance expense	271	214
Director fees and expenses	207	218
Filing fees	12	472
Other expenses	352	307
Total general and administrative expense	$4,944	$4,987

Expense Support and Recoupment of Expense Support

For the nine months ended September 30, 2016, CIG and AIM did not provide any expense support. For the nine months ended September 30, 2016, CIG recouped $667 of expense support made during the three months ended December 31, 2014 in connection with the expense support and conditional reimbursement agreement. For the nine months ended September 30, 2015, CIG did not provide any expense support and recouped $4,187 of expense support made during the three months ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014 in connection with the expense support and conditional reimbursement agreement.

Refer to Note 4 to our consolidated financial statements for further details regarding expense support from CIG and AIM.

Net Investment Income

Our net investment income totaled $32,000 and $14,549 for the nine months ended September 30, 2016 and 2015, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to the proceeds from our continuous public offerings and our credit facilities.

Net Realized Gain on Investments

Our net realized gain on investments totaled $1,078 and $717 for the nine months ended September 30, 2016 and 2015, respectively. The increase in net realized gain on investments was mainly due to an increase in sale and principal repayment activity during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we received sale proceeds of $14,462 and principal repayments of $126,908, resulting in net realized gains of $1,078. For the nine months ended September 30, 2015, we received sale proceeds of $63,847 and principal repayments of $6,819, resulting in net realized gains of $717.

Net Change in Unrealized Appreciation (Depreciation) on Investments

The net change in unrealized appreciation (depreciation) on our investments totaled $16,587 and ($5,327) for the nine months ended September 30, 2016 and 2015, respectively. This change was driven primarily by a greater degree of credit spread tightening during the nine months ended September 30, 2016 that positively impacted the fair value of certain investments compared to the nine months ended September 30, 2015.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $23,799 and $23,742 for the nine months ended September 30, 2016 and 2015, respectively. The components of net realized gain on the TRS are summarized below:

	Nine Months Ended September 30,
	2016	2015
Interest and other income from TRS portfolio	$32,693	$29,255
Interest and other expense from TRS portfolio	(10,307)	(7,258)
Net gain on TRS loan sales	1,413	1,745
Total	$23,799	$23,742

Net Change in Unrealized Appreciation (Depreciation) on TRS

The net change in unrealized appreciation (depreciation) on the TRS totaled $16,826 and ($9,707) for the nine months ended September 30, 2016 and 2015, respectively. This change was driven primarily by a greater degree of credit spread tightening during the nine months ended September 30, 2016 that positively impacted the fair value of certain loans underlying the TRS compared to the nine months ended September 30, 2015.

Net Increase in Net Assets Resulting from Operations

For the nine months ended September 30, 2016 and 2015, we recorded a net increase in net assets resulting from operations of $90,290 and $23,974, respectively, as a result of our operating activity for the respective periods.

 Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $9.02 and $8.71 on September 30, 2016 and December 31, 2015, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.5487 per share during the nine months ended September 30, 2016, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return was 10.25% for the nine month period ended September 30, 2016. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 8.10% and a cumulative total return of 34.36% through September 30, 2016 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 5.14% and a cumulative total return of 20.93% through September 30, 2016. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 3.84% and a cumulative total return of 15.34%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.22% and a cumulative total return of 21.28% over the same period.

(1) Cumulative performance: December 17, 2012 to September 30, 2016

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

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds from our follow-on continuous public offering and from cash flows from interest, fees and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We also employ leverage to seek to enhance our returns as market conditions permit and at the discretion of CIM, but in no event will leverage employed exceed 50% of the value of our total assets, as required by the 1940 Act. We are engaged in a follow-on continuous public offering of shares of our common stock. Our initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. Our follow-on continuous public offering commenced on January 25, 2016. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, are at or above our net asset value per share.

We will sell our shares on a continuous basis at our latest public offering price of $10.10 per share; however, to the extent that our net asset value fluctuates, we will sell at a price necessary to ensure that shares are sold at a price, after deduction of selling commissions and dealer manager fees, that is above and within 2.5% of net asset value per share.

Since commencing our initial continuous public offering on July 2, 2012 and through September 30, 2016, we sold 107,920,075 shares of common stock for net proceeds of $1,099,485 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $74,605, for which we issued 8,196,153 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $19,813, for which we repurchased 2,207,852 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through September 30, 2016, sales commissions and dealer manager fees related to the sale of our common stock were $62,536 and $30,629, respectively.

As of November 9, 2016, we sold 108,257,916 shares of common stock for net proceeds of $1,103,029 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $77,632, for which we issued 8,529,024 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $25,415, for which we repurchased 2,827,092 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through November 9, 2016, sales commissions and dealer manager fees related to the sale of our common stock were $62,837 and $30,778, respectively.

The net proceeds from our follow-on continuous public offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.

As of September 30, 2016 and December 31, 2015, we had $56,771 and $18,892 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Total Return Swap

As of September 30, 2016 and November 7, 2016, the notional amount available under the TRS was $353,712 and $381,434, respectively. For a detailed discussion of our TRS, refer to Note 7 to our consolidated financial statements included in this report.

JPM Credit Facility

As of September 30, 2016 and November 7, 2016, our outstanding borrowings under the JPM Credit Facility were $224,423 and the aggregate principal amount available in connection with the JPM Credit Facility was $577.

For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

East West Bank Credit Facility

As of September 30, 2016, we had no outstanding borrowings under the EWB Credit Facility and the aggregate principal amount available in connection with the EWB Credit Facility was $7,362. As of November 7, 2016, we had no outstanding borrowings under the EWB Credit Facility and the aggregate principal amount available in connection with the EWB Credit Facility was $7,628.

For a detailed discussion of our EWB Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments

As of September 30, 2016 and November 7, 2016, our unfunded commitments amounted to $49,627 and $49,687, respectively.

For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

RIC Status and Distributions

Our total investment portfolio includes loans and other securities on our consolidated balance sheets and loans underlying the TRS. Accordingly, we treat net interest and other income earned on all investments, including the loans underlying the TRS, as a component of investment company taxable income when determining our sources of distributions. The sources of our distributions for the three and nine months ended September 30, 2016 were as follows:

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage
Net investment income	$10,913	$6,161	$17,074	87.6%	$31,744	$22,386	$54,130	93.9%
Capital gains from the sale of assets(1)(2)	379	2,027	2,406	12.4%	1,078	2,443	3,521	6.1%
Total	$11,292	$8,188	$19,480	100.0%	$32,822	$24,829	$57,651	100.0%

(1)

For the three and nine months ended September 30, 2016, we estimate that we had capital gains of $312 and $775, respectively, classified as long-term. The final determination of the tax attributes of our distributions is made annually as of the end of the year.

(2)	During the nine months ended September 30, 2016, the Company realized losses of $1,030 in our total return swap portfolio, which are not currently deductible on a tax-basis.

For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, to our consolidated financial statements included in this report.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

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

Related Party Transactions

For a discussion of our relationship with related parties including CĪON Securities, CIM, ICON Capital, and CIG and amounts incurred under agreements with such related parties, refer to Note 4 to our consolidated financial statements included in this report.

Contractual Obligations

On December 17, 2012, Flatiron entered into a TRS with Citibank. Flatiron and Citibank have amended the TRS on numerous occasions including the most recent twelfth amendment on March 22, 2016. See Note 7 to our consolidated financial statements for a more detailed description of the TRS.

On August 26, 2016, 34th Street entered into the JPM Credit Facility with JPM, as amended and restated on September 30, 2016. See Note 8 to our consolidated financial statements for a more detailed description of the JPM Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, 92.8% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

Under the terms of the TRS with Citibank, we pay fees to Citibank at a floating rate based primarily on LIBOR (and in limited cases the prime rate), plus a spread of 1.40% per year, in exchange for the right to receive the economic benefit of a pool of loans. Pursuant to the terms of the EWB Credit Facility, borrowings are at a floating rate of 0.75% plus the greater of 3.25% or the variable rate of interest per year announced by EWB as its prime rate, which was 3.50% at September 30, 2016. Under the term of the JPM Credit Facility, advances bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.50% per year. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, TRS Agreement, the EWB Credit Facility or the JPM Credit Facility in effect as of September 30, 2016:

Change in Interest Rates	Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 79 basis points	$4,966	4.9%
Current base interest rate	-	-
Up 100 basis points	3,885	3.9%
Up 200 basis points	10,793	10.7%
Up 300 basis points	17,712	17.6%

(1)

Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities), which will not be less than zero, plus 1.40% per year on the full notional amount of the loans subject to the TRS. As of September 30, 2016, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden increases in interest rates. Approximately 4.4% of our portfolio investments and underlying loans subject to the TRS paid fixed interest rates as of September 30, 2016. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.

In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2016.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2016 pursuant to our share repurchase program.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	July 1 to July 31, 2016	449,816	$8.82	449,816	(1)
	August 1 to August 31, 2016	-	-	-	-
	September 1 to September 30, 2016	-	-	-	-
	Total	449,816	$8.82	449,816	(1)

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
2.1

Purchase and Sale Agreement, dated as of September 30, 2016, by and between Park South Funding, LLC and Credit Suisse Alternative Capital, LLC (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2016 (File No. 814-00941)).

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

Exhibit Number	Description of Document

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

10.17

Loan and Security Agreement, dated as of August 26, 2016, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CĪON Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 814-00941)).

10.18

Sale and Contribution Agreement, dated as of August 26, 2016, by and between 34th Street Funding, LLC and CĪON Investment Corporation (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 814-00941)).

10.19

Master Participation Agreement, dated as of August 26, 2016, by and between 34th Street Funding, LLC and CĪON Investment Corporation (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 814-00941)).

10.20

Portfolio Management Agreement, dated as of August 26, 2016, by and between 34th Street Funding, LLC and CĪON Investment Management, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 814-00941)).

10.21

Guarantee of CĪON Investment Corporation dated as of August 26, 2016 (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 814-00941)).

10.22

Amended and Restated Loan and Security Agreement, dated as of September 30, 2016, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CĪON Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2016 (File No. 814-00941)).

Exhibit Number	Description of Document

10.23

Release and Termination Agreement, dated as of September 30, 2016, by and among CĪON Investment Corporation, 34th Street Funding, LLC and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2016 (File No. 814-00941)).

10.24

Amended and Restated Portfolio Management Agreement, dated as of September 30, 2016, by and among 34th Street Funding, LLC, CĪON Investment Management, LLC and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2016 (File No. 814-00941)).

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

Date: November 10, 2016

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