Form 10-K
period 2016-12-31
CION Investment Corp
filed 2017-03-16
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes [  ] No [x]
There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing follow-on public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, as amended (File No. 333-203683), which shares are being sold at $9.65 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.
The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of March 9, 2017 was 110,720,587.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CĪON INVESTMENT CORPORATION
FORM 10-K

PART I

Forward-Looking Statements

Some of the statements within this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the use of borrowed money to finance a portion of our investments;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the actual and potential conflicts of interest with CION Investment Management, LLC, or CIM, and Apollo Global Management, LLC, or Apollo, and their respective affiliates;

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

Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. We seek to meet our investment objective by utilizing the experienced management teams of both CIM and AIM, which includes their access to the relationships and human capital of Apollo and CION Investment Group, LLC, or CIG, in sourcing, evaluating and structuring transactions, as well as monitoring and servicing our investments. Our portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt, including corporate bonds and long-term subordinated loans, referred to as mezzanine loans, and equity, of private and thinly-traded U.S. middle-market companies. See “Item 1. Business – Investment Types” below for a detailed description of the types of investments that may comprise our portfolio.  We define middle-market companies as companies that generally possess annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $50 million or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

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

Portfolio and Investment Activity

As of December 31, 2016, our investment program primarily consisted of two components. First, we engage in the direct purchase of debt securities primarily issued by portfolio companies and lend directly to portfolio companies. Second, by entering into a TRS and directing the creation of a portfolio of underlying corporate loans that serve as reference assets under the TRS, we have obtained economic exposure to additional portfolio companies, although there may be overlap between such additional portfolio companies and our direct lending portfolio companies. The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of December 31, 2016:

	December 31, 2016
	Investment Portfolio			Total Return Swap			Total
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$489,904	$489,913	48.1%	$351,747	$341,194	86.9%	$841,651	$831,107	58.9%
Senior secured second lien debt	437,240	434,347	42.6%	56,100	51,251	13.1%	493,340	485,598	34.4%
Collateralized securities and structured products - debt	39,471	38,114	3.7%	—	—	—	39,471	38,114	2.7%
Collateralized securities and structured products - equity	37,713	34,648	3.4%	—	—	—	37,713	34,648	2.5%
Unsecured debt	17,290	16,851	1.7%	—	—	—	17,290	16,851	1.1%
Equity	4,832	5,107	0.5%	—	—	—	4,832	5,107	0.4%
Subtotal/total percentage	1,026,450	1,018,980	100.0%	407,847	392,445	100.0%	1,434,297	1,411,425	100.0%
Short term investments(2)	70,498	70,498		—	—		70,498	70,498
Total investments	$1,096,948	$1,089,478		$407,847	$392,445		$1,504,795	$1,481,923
Number of portfolio companies			103			49			141(3)
Purchased at a weighted average price of par			95.87%			98.96%			96.73%
Gross annual portfolio yield based upon the purchase price(4)			9.99%			6.73%			9.07%

(1)
Represents amortized cost for debt investments and cost for equity investments. Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(3)
The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 11 portfolio companies being in both the investment and TRS portfolios.

(4)
The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees and does not consider the cost of leverage.

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

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments with entities with which we may be restricted from doing so under the 1940 Act, such as CIM and its affiliates, unless we obtain an exemptive order from the SEC or co-invest alongside such affiliates in accordance with existing regulatory guidance. Furthermore, we are subject to certain regulatory restrictions on investing with AIM and its affiliates in transactions where AIM or its affiliates negotiate terms other than price on our behalf, unless such transactions occur pursuant to an exemptive order from the SEC. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with CIM and its affiliates. However, there can be no assurance that we will obtain such exemptive relief. Even if we receive exemptive relief, neither CIM nor its affiliates will be obligated to offer us the right to participate in any transactions originated by them.

Status of Our Continuous Public Offerings

On December 17, 2012, we met our minimum offering requirement of $2,500 in capital raised from persons not affiliated with us, admitted our initial public investors as shareholders and officially commenced operations. Our initial continuous public offering ended on December 31, 2015 and our follow-on continuous public offering commenced on January 25, 2016. Since commencing our initial continuous public offering on July 2, 2012 and through March 9, 2017, we received and accepted subscriptions for 110,720,587 shares of common stock for corresponding net proceeds of $1,126,475 at an average price per share of $10.17, including shares purchased by our affiliates.  The net proceeds received include gross proceeds received from reinvested shareholder distributions of $91,354 pursuant to our distribution reinvestment plan, as amended and restated, for which we issued 10,036,822 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $32,784 pursuant to our share repurchase program, for which we repurchased 3,641,315 shares of common stock.
Distributions

In January 2013, we began authorizing monthly distributions to our shareholders. On February 1, 2014, we changed from semi-monthly closings to weekly closings for the sale of our shares. As a result, our board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of our common stock.  Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to continue to authorize and declare on a monthly basis a weekly distribution amount per share of our common stock.

Our board of directors declared distributions for 52, 52 and 49 record dates during the years ended December 31, 2016, 2015 and 2014, respectively. Declared distributions are paid monthly. The following table presents cash distributions per share that were declared during the years ended December 31, 2016, 2015 and 2014:

	Distributions
Three Months Ended	Per Share	Amount
2014
March 31, 2014 (nine record dates)	$0.1679	$3,315
June 30, 2014 (thirteen record dates)	0.1829	5,120
September 30, 2014 (fourteen record dates)	0.1969	7,396
December 31, 2014 (thirteen record dates)	0.1829	8,716
Total distributions for the year ended December 31, 2014	$0.7306	$24,547
2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
June 30, 2015 (thirteen record dates)	0.1829	13,223
September 30, 2015 (thirteen record dates)	0.1829	15,517
December 31, 2015 (thirteen record dates)	0.1829	17,761
Total distributions for the year ended December 31, 2015	$0.7316	$57,268
2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
June 30, 2016 (thirteen record dates)	0.1829	19,167
September 30, 2016 (thirteen record dates)	0.1829	19,480
December 31, 2016 (thirteen record dates)	0.1829	19,808
Total distributions for the year ended December 31, 2016	$0.7316	$77,459

On December 13, 2016, our board of directors declared five weekly cash distributions of $0.014067 per share, which were paid on February 1, 2017 to shareholders of record on January 3, January 10, January 17, January 24, and January 31, 2017.  On January 17, 2017, our board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on March 1, 2017 to shareholders of record on February 7, February 14, February 21, and February 28, 2017.  On February 21, 2017, our board of directors declared four weekly cash distributions of $0.014067 per share, payable on March 29, 2017 to shareholders of record on March 7, March 14, March 21, and March 28, 2017.

About CIM

CIM is a registered investment adviser. CIM is a subsidiary of CIG and part of the CION Investments group of companies, or CION Investments. We believe that CION Investments is a leading asset manager that provides innovative alternative investment products to individual and institutional investors through publicly-registered programs, private funds and separately managed accounts. CION Investments is headquartered in New York, with an office in Boston.

Mark Gatto and Michael A. Reisner, together with Keith S. Franz, Gregg A. Bresner and Stephen Roman, form the senior management team of CIM. Both Messrs. Gatto and Reisner have significant managerial and investing experience and serve as our co-chairmen, co-presidents and co-chief executive officers.

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

About CION Investments

With more than 30 years of experience in the alternative asset management industry, CION Investments has managed investments for more than 82,000 investors and made approximately $5.5 billion in total investments. CION Investments, through its managed funds, provides direct secured financing to private and public companies worldwide primarily in industries such as marine, manufacturing, transportation, automotive, energy and power, telecommunications, industrial and mining. CION Investments provides distribution services as well through CION Securities, LLC, or CION Securities, one of our affiliates.

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

Market Opportunity

We believe that the market for lending to private U.S. middle-market companies is underserved and presents a compelling investment opportunity. CIM’s management team has witnessed significant demand for debt capital among middle-market companies that have the characteristics we target. We believe that this demand, coupled with the limited and fragmented availability of funding within our target market, will enable us to achieve favorable transaction pricing. We continue to raise funds in an attempt to capitalize on what we believe is a favorable environment. We believe that the following characteristics and market trends support our belief:

•The middle-market is a large addressable market.  According to GE Capital’s National Center for the Middle Market 4th Quarter 2016 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which represent approximately $6 trillion in aggregate revenue and approximately 48 million aggregate employees. The U.S. middle-market accounts for approximately one-third of private sector gross domestic product, or GDP, which, measured on a global scale, would be the third largest global economy. GE defines middle-market companies as those with $10 million to $1 billion in annual revenue, which we believe has significant overlap with our definition of middle-market companies that generally possess EBITDA of $50 million or less.

•Greater demand for non-traditional sources of debt financing.  We believe that commercial banks in the U.S., which have traditionally been the primary source of capital to middle-market companies, have experienced consolidation, unprecedented loan losses, capital impairments and stricter regulatory scrutiny. These factors have led to substantially reduced loan volume to middle-market companies. For example, according to the Board of Governors of the Federal Reserve System, Assets and Liabilities of Commercial Banks in the United States (Release Date – January 4, 2013), commercial banks in the U.S. reduced their commercial and industrial loans by approximately $105 billion from 2008 to 2012. Consequently, we believe there is an increasing trend for middle-market companies to seek financing from other sources, such as us.

•Disruptions within the credit markets have reduced middle-market companies’ access to the capital markets for senior debt.  While many middle-market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing will become more difficult as implementation of U.S. and international financial reforms, such as Basel 3, are expected to limit the capacity of large financial institutions to hold loans of middle-market companies on their balance sheets.

•There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to finance strategic transactions.  We expect that middle-market private equity firms will continue to invest the approximately $653 billion raised since 2010 in middle-market companies, as reported in Pitchbook’s 2016 Annual U.S. PE Middle Market Report, and that these private equity firms will seek to support their investments with senior loans from other sources, such as us.

•General reduction in supply of corporate debt.  Recent market events have significantly impacted traditional sources of credit, reducing the ability of such sources to provide financing. We believe that the disruption in the credit markets has created an environment where liquidity and capital resources are scarce while the financing requirements of companies remain high. We believe that the scarcity of capital and the continuing need for financing will allow us to pursue more favorable economic terms, governance terms and covenants in comparison to those that existed in other periods.

•Specialized lending and unfunded private equity commitments drive demand for debt capital.  Lending to small- and middle-market companies requires in-depth diligence, credit expertise, structuring experience and active portfolio management. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. As such, we believe that, of the U.S. financial institutions that are not liquidity constrained, few are capable of pursuing a sustained lending strategy successfully. We believe this creates a significant supply/demand imbalance for small and middle-market credit. We also expect that private equity firms will continue to pursue acquisitions and will seek to leverage their equity investments with debt financing, including senior debt, unitranche debt, and mezzanine loans provided by companies such as ours. Historically, according to the S&P LCD Leveraged Lending Review, such leverage has represented approximately 62% of a private equity acquisition. Therefore, adding to the imbalance in the availability of credit is the significant amount of unallocated private equity capital raised since 2010 described above, much of which will require debt financing in the coming years. As depicted in the chart below, almost $534 billion of unfunded private equity commitments were outstanding through the end of 2015. Based upon the historical proportion of leverage to total investment size, this represents potential demand of approximately $865 billion.

U.S. PE Capital Overhang ($B) by Year

•Active private equity focus on small- and middle-market firms.  Private equity firms have continued their active roles investing in small- and middle-market companies, and CIM expects this trend to continue. Private equity funds often seek to leverage their investments by combining equity capital with senior secured and mezzanine loans from other sources. Thus, we believe that significant private equity investment in middle-market firms will create substantial investment opportunities for us to fill the role of leverage provider. We believe that the network of relationships between CIM’s senior management team, Apollo’s management team and the private equity community will be a key channel through which we will seek to access significant investment opportunities.

•Middle-market companies compared to larger companies.  We believe that middle-market companies compare favorably to larger companies with respect to our investment objective and strategy. According to the GE Capital 2012 National Middle Market Summit Report, almost 70% of middle-market companies have been in business for more than 20 years and are, on average, less financially leveraged than large companies. During the economic downturn from 2007 to 2010, surviving middle-market companies created more than two million jobs, as compared to nearly four million jobs eliminated by larger companies.

•Attractive market segment.  We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In particular, we believe that middle-market companies are more likely to offer attractive economics in terms of transaction pricing (including higher debt yields), upfront and ongoing fees, prepayment penalties and more attractive security features in the form of stricter covenants and quality collateral. In addition, as compared to larger companies, middle-market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions.

Average Nominal Spread of Leveraged Loans1

L+700
L+600
L+500
L+400
L+300
L+200
L+100
L+0
12/31/2002
6/30/2003
12/31/2003
6/30/2004
12/31/2004
6/30/2005
12/31/2005
6/30/2006
12/31/2006
6/30/2007
12/31/2007
6/30/2008
12/31/2008
6/30/2009
12/31/2009
6/30/2010
12/31/2010
6/30/2011
12/31/2011
6/30/2012
12/31/2012
6/30/2013
12/31/2013
6/30/2014
12/31/2014
6/30/2015
12/31/2015
6/30/2016
12/31/2016
Middle Market
Large Corporate

1 Excludes all facilities in default.
Source: S&P Capital IQ LCD and S&P/LSTA Leveraged Loan Index.

Average Discounted Spread of Leveraged Loans2

L+3000
L+2500
L+2000
L+1500
L+1000
L+500
L+0
12/31/2002
6/30/2003
12/31/2003
6/30/2004
12/31/2004
6/30/2005
12/31/2005
6/30/2006
12/31/2006
6/30/2007
12/31/2007
6/30/2008
12/31/2008
6/30/2009
12/31/2009
6/30/2010
12/31/2010
6/30/2011
12/31/2011
6/30/2012
12/31/2012
6/30/2013
12/31/2013
6/30/2014
12/31/2014
6/30/2015
12/31/2015
6/30/2016
12/31/2016
Large Corprate
Middle Market

2 Excludes all facilities in default.
Spread calculations have been adjusted to be based off of the bid rather than par (that is assuming that the discounted margin is as a percent of the current market value rather than the par amount of the loan).
Source: S&P Capital IQ LCD and S&P/LSTA Leveraged Loan Index.

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

Investment Strategy

When evaluating an investment, we use the resources of CIM and AIM to develop an investment thesis and a proprietary view of a potential company’s value. When identifying prospective portfolio companies, we focus primarily on the following attributes, which we believe will help us generate higher total returns with an acceptable level of risk. These attributes are:

•Leading, defensible market positions that present attractive growth opportunities.  We seek to invest in companies that we believe possess advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors, minimizing sales risk and protecting profitability.

•Companies with leading market positions and strong free cash flows.  We seek to invest in the debt of companies that have a leading market position or other significant competitive advantages and significant free cash flow. We believe that such companies are able to maintain consistent cash flow to service and repay our loans and maintain growth or market share.

•Investing in middle-market, private companies.  We seek to invest in middle-market, private companies that generally possess annual EBITDA of $50 million or less at the time of investment. We do not intend to invest in start-up companies, turnaround situations or companies with speculative business plans.

•Proven management teams with meaningful equity ownership.  We focus on investments in which the target company has an experienced management team with an established track record of success. We typically require the portfolio companies to have in place proper incentives to align management’s goals with ours. Generally, we focus on companies in which the management teams have significant equity interests.

•Private equity sponsorship.  Often we seek to participate in transactions sponsored by what we believe to be high-quality private equity firms. CIM’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company provides an additional level of due diligence investigation and is an implicit endorsement of the quality of the investment. Further, by co-investing with quality private equity firms that commit significant sums of equity capital with junior priority to our debt investments, we may benefit from having due diligence on our investments performed by both parties. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise.

•Broad portfolio.  We seek to create a portfolio of portfolio companies engaged in a variety of industries and located in a variety of geographic locations, thereby potentially reducing the risk of a downturn in any one industry or geographic location having a disproportionate impact on the value of our portfolio. We are not a “diversified company” as such term is defined under the 1940 Act. Because we are a BDC, we focus on and invest at least 70% of our total assets in U.S. companies, but seek to maintain investments across the various geographic regions of the U.S. To the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including countries that are members of the European Union, as well as Canada, Australia and Japan. We cannot assure investors that we will be successful in our efforts to maintain a broad portfolio of investments.

•Viable exit strategy.  We focus our investment activity primarily in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, with the potential for capital gain on any equity interest we hold through an initial public offering of common stock, a merger, a sale or other recapitalization.

Moreover, we may acquire investments in the secondary loan market, and, in analyzing such investments, we will employ the same analytical process that we use for our primary investments.

Potential Competitive Advantages

We believe that we offer to our investors the following potential competitive advantages over other capital providers to private U.S. middle-market companies:

•Proven ability to invest in middle-market companies.   With AIM as our sub-adviser, we are partnered with a team that we believe has proven its ability to source, structure and manage private investments for a publicly-traded BDC, AINV. In addition to its ability to call on its resources, AIM is able to draw upon Apollo’s team of 376 investment professionals that have approximately $192 billion of total assets under management as of December 31, 2016. Apollo has developed an expertise in sourcing and investing in debt issued by middle-market companies. We leverage this expertise, which we believe enables us to make investments that offer the most favorable risk/reward characteristics.

•Global platform with seasoned investment professionals.  CIM’s senior management team believes that the breadth and depth of its experience, together with the wider resources of the Apollo investment team, who source, structure, execute, monitor and realize upon a broad range of private investments on behalf of Apollo, as well as the specific expertise of Apollo in the BDC arena, provides us with a significant competitive advantage in sourcing attractive investment opportunities worldwide.

•Long-term investment horizon.  We believe that our flexibility to make investments with a long-term view provides us with the opportunity to generate favorable returns on invested capital and expands the types of investments that we may consider. The long-term nature of our capital structure helps us avoid disposing of assets at unfavorable prices and we believe makes us a better partner for portfolio companies.

•Transaction sourcing capability.  CIM and AIM seek to identify attractive investment opportunities both through active origination channels and through their long-term relationships with numerous corporate and fund management teams, members of the financial community and potential corporate partners. We also have access to the experience of CIM’s officers in sourcing middle-market transactions through such persons’ network of originators and underwriters. In addition, CIM seeks to leverage Apollo’s significant access to transaction flow. We believe that the broad networks of CIM and Apollo and their respective affiliates will produce a significant amount of investment opportunities for us.

•Disciplined, income-oriented investment philosophy.  CIM employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity as well as ongoing monitoring by CIM of each investment made, with particular emphasis on early detection of credit deterioration. This strategy is designed to maximize current yield and minimize the risk of capital loss while maintaining potential for long-term capital appreciation.

•Ability to utilize a wide range of transaction structures.  We believe that each of CIM’s and Apollo’s broad expertise and experience in transaction structuring at all levels of a company’s capital structure affords us numerous tools to manage risk while preserving the opportunity for returns on investments. We attempt to capitalize on this expertise in an effort to produce an investment portfolio that will perform in a broad range of economic conditions. In addition, we believe that the ability to offer several forms of financing makes us an attractive provider of capital to prospective portfolio companies. Such flexible transaction structuring allows a prospective portfolio company to forego the substantial cost of conducting multiple negotiations and undergoing multiple due diligence processes to secure the different types of capital it requires.

Investment Types

There are a number of investment types corresponding to a company’s capital structure. Typically, investors determine the appropriate type of investment based upon their risk and return requirements. Below is a diagram illustrating where these investments lie in a typical target company’s capital structure. First lien debt is situated at the top of the capital structure, and typically has the first claim on the assets and cash flows of the company, followed by second lien debt, mezzanine debt, preferred equity and finally common equity. Due to this priority of cash flows and claims on assets, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation.

We focus primarily on investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt, including corporate bonds and long-term subordinated loans, referred to as mezzanine loans, and equity. The mix of investments in our portfolio and other aspects regarding the implementation of our strategy may change materially over time.

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

Typical Leveraged Capital Structure Diagram

 Senior Secured Debt

First Lien Loans

First lien secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a company. Generally, our first lien secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. We expect that our first lien secured loans typically will have variable interest rates ranging between 4.0% and 9.0% over a standard benchmark, such as the prime rate or the London InterBank Offered Rate, or LIBOR. In some cases, a portion of the total interest may accrue or be paid in kind.

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

Second Lien Loans

Second lien secured loans are immediately junior to first lien secured loans and have substantially the same maturities, collateral and covenant structures as first lien secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to first lien secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with mezzanine loans. Generally, we expect these loans to carry a fixed rate of 8.0% to 13.0% or a floating current yield of 7.0% to 12.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

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

Our Transaction Process

Sourcing

CIM utilizes its access to transaction flow and seeks to leverage AIM’s significant access to transaction flow as well to source transactions. With respect to CIM’s origination channel, CIM seeks to leverage CION Investments' significant industry relationships and investment personnel that actively source new investments. With respect to AIM’s origination channel, CIM seeks to leverage the global presence of Apollo to generate access to originated transactions with attractive investment characteristics. We believe that CIM’s and AIM’s broad networks have and will continue to produce a significant pipeline of investment opportunities for us.

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

Approval.  After completing its internal transaction process, subject to the terms of the investment sub-advisory agreement, the applicable CIM or AIM transaction team makes formal recommendations for review and approval by CIM. In connection with its recommendation, it transmits any relevant underwriting material and other information pertinent to the decision-making process. In addition, AIM makes its staff available to answer inquiries by CIM in connection with its recommendations. Each new investment that we make requires the unanimous approval of a quorum of members of CIM’s investment committee. A quorum consists of at least two investment committee members.

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

For investments rated 3, 4 or 5, CIM enhances its level of scrutiny over the monitoring of such portfolio company.

CIM monitors and, when appropriate, changes investment ratings assigned to each investment in our portfolio. In connection with our valuation process, CIM reviews these investment ratings on a quarterly basis.

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2016 and 2015, excluding short term investments of $70,498 and $18,892, respectively:

	December 31, 2016
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$—	—	$—	—	$—	—
2	963,477	94.6%	342,620	87.3%	1,306,097	92.5%
3	50,942	5.0%	34,657	8.8%	85,599	6.1%
4	4,561	0.4%	12,798	3.3%	17,359	1.2%
5	—	—	2,370	0.6%	2,370	0.2%
	$1,018,980	100.0%	$392,445	100.0%	$1,411,425	100.0%

	December 31, 2015
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$—	—	$—	—	$—	—
2	624,097	95.9%	652,073	95.5%	1,276,170	95.7%
3	24,180	3.7%	23,047	3.4%	47,227	3.5%
4	2,630	0.4%	6,845	1.0%	9,475	0.7%
5	—	—	1,160	0.1%	1,160	0.1%
	$650,907	100.0%	$683,125	100.0%	$1,334,032	100.0%

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
Financing Arrangements
Total Return Swap

On December 17, 2012, Flatiron, our wholly-owned consolidated financing subsidiary, entered into a TRS with Citibank, N.A., or Citibank. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of and interest payments from the assets underlying the TRS in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS typically offers lower financing costs than are offered through more traditional borrowing arrangements.

Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $150,000 to $225,000, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS to $275,000 effective February 18, 2014, to $325,000 effective April 30, 2014, to $375,000 effective July 30, 2014, to $475,000 effective September 5, 2014, to $600,000 effective January 20, 2015, to $750,000 effective March 4, 2015 and to $800,000 effective March 22, 2016. Effective October 2, 2015, Flatiron and Citibank further amended the TRS to extend the termination or call date from December 17, 2015 to March 17, 2016 and to provide that the floating rate index specified for each loan included in the TRS will not be less than zero.  On December 22, 2015, Flatiron and Citibank further amended the TRS to reduce the ramp-down period from 90 days to 30 days prior to the termination date, which represents the period when reinvestment is no longer permitted under the terms of the TRS. Effective February 18, 2016, Flatiron and Citibank further amended the TRS to extend the termination or call date from March 17, 2016 to February 18, 2017, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.35% to 1.40% per year. Effective February 18, 2017, Flatiron and Citibank further amended the TRS to extend the termination or call date from February 18, 2017 to April 18, 2017. The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to herein as the TRS Agreement.

The TRS with Citibank enables us, through our ownership of Flatiron, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Flatiron borrowing funds to acquire loans and incurring interest expense to a lender.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of and for the year ended December 31, 2016, Flatiron was in compliance with these covenants and reporting requirements.

JPM Credit Facility

On August 26, 2016, 34th Street Funding, LLC, or 34th Street, our newly-formed, wholly-owned, consolidated, special purpose financing subsidiary, entered into a senior secured credit facility with JPMorgan Chase Bank, National Association, or JPM. The senior secured credit facility with JPM, or the JPM Credit Facility, provides for delayed-draw borrowings in an aggregate principal amount of $150,000, of which $25,000 may be funded as a revolving credit facility, each subject to conditions described in the JPM Credit Facility. On August 26, 2016, 34th Street drew down $57,000 of borrowings under the JPM Credit Facility.

On September 30, 2016, 34th Street amended and restated the JPM Credit Facility, or the Amended JPM Credit Facility, with JPM. Under the Amended JPM Credit Facility, the aggregate principal amount available for delayed-draw borrowings was increased from $150,000 to $225,000, of which $25,000 may be funded as a revolving credit facility, each subject to conditions described in the Amended JPM Credit Facility. On September 30, 2016, 34th Street drew down $167,423 of additional borrowings under the Amended JPM Credit Facility, a portion of which was used to purchase the portfolio of loans from Credit Suisse Park View BDC, Inc., or CS Park View. For a detailed discussion of the acquisition of CS Park View, refer to Note 6 to our consolidated financial statements included in this report.

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

We contributed loans and other corporate debt securities to 34th Street in exchange for 100% of the membership interests of 34th Street, and may contribute additional loans and other corporate debt securities to 34th Street in the future. 34th Street’s obligations to JPM under the Amended JPM Credit Facility are secured by a first priority security interest in all of the assets of 34th Street. The obligations of 34th Street under the Amended JPM Credit Facility are non-recourse to us, and our exposure under the Amended JPM Credit Facility is limited to the value of our investment in 34th Street.

In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and from August 26, 2016 to December 31, 2016, 34th Street was in compliance with all covenants and reporting requirements.

East West Bank Credit Facility

On April 30, 2015, we entered into a revolving credit facility, or the EWB Credit Facility, with East West Bank, or EWB. The EWB Credit Facility provides for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions, and we are required to maintain $2,000 in a demand deposit account with EWB at all times.

Advances under the EWB Credit Facility bear interest at a floating rate equal to (i) the greater of 3.25% per year or the variable rate of interest per year announced by EWB as its prime rate, which was 3.75% at December 31, 2016, plus (ii) a spread of 0.75%. Interest is payable quarterly in arrears. Each advance under the EWB Credit Facility will be due and payable on the earlier of 90 days from the date such advance was made by EWB, or April 27, 2017. We may prepay any advance without penalty or premium. We will be subject to a non-usage fee of 0.50% per year on the average amount, if any, of the aggregate principal amount available under the EWB Credit Facility that has not been borrowed, payable at the end of each quarter. The non-usage fee, if any, is payable quarterly in arrears. Our obligations to EWB under the EWB Credit Facility are secured by a first priority security interest in certain eligible investments in which we have a beneficial interest, as updated from time to time.

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

On April 21, 2016, we entered into the second amendment to the EWB Credit Facility with EWB. Under the second amendment, the date after which the amended provisions of the first amendment will revert back to their original terms was extended from July 31, 2016 to September 30, 2016 and the maturity date of the EWB Credit Facility was extended from April 29, 2016 to April 27, 2017.

At December 31, 2016, we had no outstanding borrowings under the EWB Credit Facility and we were in compliance with all covenants and reporting requirements under the EWB Credit Facility.

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

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments. For example, we generally are not permitted to co-invest with certain entities affiliated with CIM in transactions originated by CIM or its affiliates unless we obtain an exemptive order from the SEC. Furthermore, we are subject to certain regulatory restrictions on investing with AIM and its affiliates in transactions where AIM or its affiliates negotiate terms other than price on our behalf, unless such transactions occur pursuant to an exemptive order from the SEC. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with CIM and its affiliates. However, there can be no assurance that we will obtain such exemptive relief. Under the investment sub-advisory agreement, AIM assists CIM in identifying investment opportunities and making investment recommendations for approval by CIM. AIM is not responsible or liable for any such investment decision.

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

Code of Ethics

We and CIM have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Shareholders may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 11, 2016, which is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Shareholders may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Election to be Taxed as a Regulated Investment Company

We elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level federal income taxes on any income that we distribute to our shareholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for distributions paid. We refer to this as the Annual Distribution Requirement.

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

 For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with contractual “payment-in-kind,” or PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each taxable year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

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

Available Information

Within 60 days after the end of each fiscal quarter, we distribute our quarterly report on Form 10-Q to all shareholders of record. In addition, we distribute our annual report on Form 10-K to all shareholders within 120 days after the end of each fiscal year. These reports are available on our website at www.cioninvestments.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and shareholders should not consider information contained on our website to be part of this Annual Report on Form 10-K.

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

In August 2011, Standard and Poor’s lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by Standard and Poor’s in June 2016. Moody’s and Fitch Ratings, Inc., or Fitch, have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by Standard and Poor’s or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates during the fourth quarter of 2016. It is unclear what effect, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

The impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. These events could adversely affect our business in many ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly lower valuations than the preceding financing rounds. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations. On June 23, 2016, citizens of the United Kingdom, or the U.K., voted in favor of the exit of the U.K. from the European Union, or Brexit. The uncertainty in the wake of the referendum could have negative impacts on both the U.K. economy and the economies of other countries in Europe. The Brexit process also may lead to greater volatility in the global currency and financial markets, which could adversely affect our investments.

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

The amount of any distributions we may make is uncertain and our distributions may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to shareholders that will lower their tax basis in their common stock and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies, and expense support from CIG and AIM, which is subject to recoupment. In addition, through December 31, 2014, a portion of our distributions resulted from expense support from CIG, and future distributions may result from expense support from CIG and AIM. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this section. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of shareholders’ investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder's basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder's basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. A shareholder’s basis in the investment will be reduced by the nontaxable amount, which will result in additional gain (or a lower loss) when the shares are sold. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Through December 31, 2014, a portion of our distributions resulted from expense support from CIG, and future distributions may result from expense support from CIG and AIM, each of which is subject to repayment by us within three years. The purpose of this arrangement is to reduce our operating expenses and to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or CIG and AIM continue to provide such expense support. Shareholders should also understand that our future repayments of expense support to CIG and AIM will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIG and AIM have no obligation to provide expense support to us in future periods.

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

We have borrowed for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

Risks Relating to Debt Financing

Since we have borrowed money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. Since we have used leverage to partially finance our investments, through borrowing from banks, shareholders experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to CIM.

We may continue to use leverage to finance our investments. The amount of leverage that we employ will depend on CIM’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we continue to use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

At December 31, 2016, 2015 and 2014, our borrowings for the BDC coverage ratio were $488,936, $491,708 and $326,703, respectively, which included the non-collateralized TRS notional amount, unfunded commitments (solely at December 31, 2014) and the financing arrangement in connection with our directors and officers insurance and resulted in coverage ratios of 304%, 284% and 252%, respectively. For a detailed discussion on the coverage ratio calculation, refer to Note 13 to our consolidated financial statements included in this report.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) we sell approximately $150 million of our common stock during 2017, (ii) our net offering proceeds from such sales equal $140 million, (iii) resulting in estimated net assets of approximately $1.14 billion as of December 31, 2017 and average net assets of approximately $1.07 billion during 2017, (iv) we borrow funds equal to 60% of our average net assets during such period, or $650 million, and (v) a weighted average cost of funds of 4.80%. Actual expenses will depend on the number of shares of common stock we sell in the offering and the amount of leverage we employ.  For example, if we were to raise proceeds significantly less than this amount during 2017, our expenses as a percentage of our average net assets would be significantly higher. There can be no assurance that we will sell an aggregate of $150 million worth of our common stock during 2017.  In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	—%	5%	10%
Corresponding return to shareholders	(18.28)%	(10.43)%	(2.58)%	5.27%	13.12%

Similarly, assuming (i) $1.14 billion in net assets as of December 31, 2017 and average net assets of $1.07 billion during 2017, (ii) a weighted average cost of funds of 4.80% and (iii) $650 million in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 1.64% in order to cover the annual interest payments on our outstanding debt.

Changes in interest rates may affect our cost of capital and net investment income.

Since we have used debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

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

To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet the following annual distribution, income source and asset diversification requirements.

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and are subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•
The income source requirement will be satisfied if we obtain at least 90% of our income for each taxable year from dividends, interest, gains from the sale of common stock or securities or similar sources.

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

The dealer manager for our continuous follow-on offering is CION Securities, LLC, or CION Securities, one of our affiliates. There is no assurance that it will be able to sell a sufficient number of shares of common stock to allow us to have adequate funds to purchase a broad portfolio of investments and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objective, and shareholders could lose some or all of the value of their investment.

Because the dealer manager is one of our affiliates, shareholders will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty faced as a shareholder.

As a result of CION Securities being one of our affiliates, its due diligence review and investigation of us and our prospectus cannot be considered to be an independent review. Therefore, shareholders do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering. A shareholder may be able to rely on his or her own broker-dealer to make an independent review and investigation of the terms of the offering. If a shareholder is unable to so rely on his or her broker-dealer, however, he or she will not have the benefit of any independent review and evaluation of the terms of the offering by the dealer manager. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, shareholders will not have an independent review of our performance and the value of our common stock relative to other publicly-traded companies.

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

Beginning in the first quarter of 2014, we commenced tender offers to allow shareholders to tender their shares of common stock on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase; provided that, solely for our quarterly repurchase offer for the fourth quarter of 2015, we repurchased shares from tendering shareholders at a price that was (i) not less than the net asset value per share and (ii) not more than 2.5% greater than the net asset value per share. Commencing with our quarterly repurchase offer for the fourth quarter of 2016 and on a quarterly basis thereafter, we repurchase shares from tendering shareholders at a price equal to the estimated net asset value per share on the date of repurchase. The share repurchase program includes numerous restrictions that limit shareholders’ ability to sell their shares of common stock. We limit the number of shares of common stock repurchased pursuant to our share repurchase program as follows: (1) we currently limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock pursuant to our fifth amended and restated distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock; (2) we will not repurchase shares of common stock in any calendar year in excess of 15% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 3.75% in each quarter; (3) unless a shareholder tenders all of his or her shares of common stock, he or she must tender at least 25% of the amount of common stock the shareholder purchased in the offering and must generally maintain a minimum balance of $5,000 subsequent to submitting a portion of his or her shares of common stock for repurchase by us; and (4) to the extent that the number of shares of common stock put to us for repurchase exceeds the number of shares of common stock that we are able to purchase, we will repurchase shares of common stock on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares of common stock if the repurchase would violate the restrictions on distributions under federal law or Maryland law.

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

When we make quarterly repurchase offers pursuant to the share repurchase program, the repurchase price will be lower than the price that investors paid for common stock in our offering, unless we experience substantial capital appreciation and capital gains. As a result, to the extent investors have the ability to sell their common stock to us as part of our share repurchase program, the price at which an investor may sell common stock, which will be the estimated net asset value per share on the date of repurchase, may be lower than what an investor paid in connection with the purchase of common stock in our offering.

In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the estimated net asset value per share will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell common stock to us as part of our periodic share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our common stock will be on the repurchase date.

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

In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with CIM in transactions originated by CIM or its affiliates unless we first obtain an exemptive order from the SEC or co-invest alongside CIM or its affiliates in accordance with existing regulatory guidance. However, we will be permitted to and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. Furthermore, we will not be permitted to use such proceeds to co-invest with Apollo or its affiliates unless (i) we co-invest alongside Apollo or its affiliates in accordance with existing regulatory guidance or (ii) in transactions where Apollo or its affiliates negotiate terms other than price on our behalf, such transactions occur pursuant to an exemptive order from the SEC. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with CIM and its affiliates. However, there can be no assurance that we will obtain such exemptive relief. Even if we receive exemptive relief, neither CIM nor its affiliates will be obligated to offer us the right to participate in any transactions originated by them.

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

We are currently selling our shares on a continuous basis at our latest public offering price of $9.65 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share. Therefore, persons who tender subscriptions for shares of our common stock in the offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each weekly closing on the sale of shares of our common stock, our board of directors has delegated to one or more of its directors the authority to conduct such closings so long as there is no change to our public offering price or to establish a new net offering price that is not more than 2.5% above our net asset value per share. In connection with each weekly closing, we will, in each case if necessary, update the information contained in our prospectus by filing a prospectus supplement with the SEC, and we will also post any updated information to our website.

Set forth below is a chart describing the classes of our securities outstanding as of March 9, 2017:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Held by Us or for Our Account
Common stock	500,000,000	—	110,720,587
As of March 9, 2017, we had 22,397 record holders of our common stock.

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

Beginning in the first quarter of 2014, we began offering, and on a quarterly basis thereafter we intend to continue offering, to repurchase common stock on such terms as may be determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not be in the best interests of our shareholders or would violate applicable law. We conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. In months in which we repurchase common stock, we generally conduct repurchases on the same date that we hold the first weekly closing in a calendar month for the sale of common stock in our offering. The offer to repurchase common stock is conducted solely through tender offer materials made available to each shareholder.

The board also considers the following factors, among others, in making its determination regarding whether to cause us to continue offering to repurchase shares and under what terms:

·         the effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);
·         the liquidity of our assets (including fees and costs associated with disposing of assets);
·         our investment plans and working capital requirements;
·         the relative economies of scale with respect to our size;
·         our history in repurchasing shares or portions thereof; and
·         the condition of the securities markets.

On November 2, 2015, we amended the terms of the share repurchase program, effective as of our quarterly repurchase offer for the fourth quarter of 2015, which commenced in November 2015 and was completed in January 2016. Under the amended share repurchase program, we offered to repurchase shares of common stock at a price per share of $8.96, which was (i) not less than the net asset value per share immediately prior to January 4, 2016 and (ii) not more than 2.5% greater than the net asset value per share as of such date.  On January 22, 2016, we further amended the terms of the share repurchase program, effective as of our quarterly repurchase offer for the first quarter of 2016, which commenced in February 2016 and was completed in April 2016. Under the further amended share repurchase program, we offered to repurchase shares of common stock at a price equal to 90% of the public offering price in effect on each date of repurchase. On December 8, 2016, we further amended the terms of the share repurchase program, effective as of our quarterly repurchase offer for the fourth quarter of 2016, which commenced in November 2016 and was completed in January 2017. Under the further amended share repurchase program, we will offer to repurchase shares of common stock at a price equal to the estimated net asset value per share determined on each date of repurchase.

We currently limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock pursuant to our fifth amended and restated distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase common stock. In addition, we limit the number of shares of common stock to be repurchased in any calendar year to 15% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 3.75% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. We offer to repurchase such common stock on each date of repurchase at a price equal to the estimated net asset value per share on each date of repurchase.

We do not repurchase common stock, or fractions thereof, if such repurchase causes us to be in violation of the securities or other laws of the U.S., Maryland or any other relevant jurisdiction.

While we have conducted quarterly tender offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2016 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2016	619,240	$9.05	619,240	(1)
November 1 to November 30, 2016	—	—	—	—
December 1 to December 31, 2016	—	—	—	—
Total	619,240	$9.05	619,240	(1)

(1)	See above for a description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program.

In the event that CIM or any of its affiliates holds common stock in the capacity of a shareholder, any such affiliates may tender common stock for repurchase in connection with any repurchase offer we make on the same basis as any other shareholder. CIG will not tender its common stock for repurchase as long as CIM remains our investment adviser.

Distributions

We did not declare or pay any distributions during 2012. In January 2013, we began authorizing monthly distributions to our shareholders. Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to continue to authorize and declare on a monthly basis a weekly distribution amount per share of our common stock. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date we accept each shareholder’s subscription for shares of our common stock. From time to time, we may also pay interim special distributions in the form of cash or shares of common stock at the discretion of our board of directors. Each year, information regarding the sources of our distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, the latter of which is a nontaxable distribution) will be provided to our shareholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital.

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

Our board of directors declared distributions for 52, 52 and 49 record dates during the years ended December 31, 2016, 2015 and 2014, respectively. Declared distributions are paid monthly. The following table presents cash distributions per share that were declared during the years ended December 31, 2016, 2015 and 2014:

	Distributions
Three Months Ended	Per Share	Amount
2014
March 31, 2014 (nine record dates)	$0.1679	$3,315
June 30, 2014 (thirteen record dates)	0.1829	5,120
September 30, 2014 (fourteen record dates)	0.1969	7,396
December 31, 2014 (thirteen record dates)	0.1829	8,716
Total distributions for the year ended December 31, 2014	$0.7306	$24,547
2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
June 30, 2015 (thirteen record dates)	0.1829	13,223
September 30, 2015 (thirteen record dates)	0.1829	15,517
December 31, 2015 (thirteen record dates)	0.1829	17,761
Total distributions for the year ended December 31, 2015	$0.7316	$57,268
2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
June 30, 2016 (thirteen record dates)	0.1829	19,167
September 30, 2016 (thirteen record dates)	0.1829	19,480
December 31, 2016 (thirteen record dates)	0.1829	19,808
Total distributions for the year ended December 31, 2016	$0.7316	$77,459

On December 13, 2016, our board of directors declared five weekly cash distributions of $0.014067 per share, which were paid on February 1, 2017 to shareholders of record on January 3, January 10, January 17, January 24, and January 31, 2017.  On January 17, 2017, our board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on March 1, 2017 to shareholders of record on February 7, February 14, February 21, and February 28, 2017.  On February 21, 2017, our board of directors declared four weekly cash distributions of $0.014067 per share, payable on March 29, 2017 to shareholders of record on March 7, March 14, March 21, and March 28, 2017.

On February 1, 2014, we changed from semi-monthly closings to weekly closings for the sale of our shares. As a result, our board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of our common stock.
We have adopted an “opt in” distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically “opt in” to the fifth amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We have made and intend to make our distributions in the form of cash, out of assets legally available for such purpose, unless shareholders elect to receive their distributions in the form of additional shares of common stock pursuant to our fifth amended and restated distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. shareholders. We may fund our cash distributions to shareholders in the future from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from CIG and AIM. Through December 31, 2014, a portion of our distributions resulted from expense support from CIG, and future distributions may result from expense support from CIG and AIM, each of which is subject to repayment by us. The amount of the distribution for shareholders receiving our common stock will be equal to the fair market value of the stock received. If shareholders hold common stock in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in the form of additional common stock.

The following table reflects the sources of cash distributions on a GAAP basis that were declared during the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016			2015			2014
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income(1)	$0.4302	$45,549	58.8%	$0.3164	$24,762	43.2%	$0.1792	$6,020	24.5%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.2480	26,273	33.9%	0.3868	30,281	52.9%	0.4360	14,650	59.7%
Net gain on TRS loan sales	0.0277	2,916	3.8%	0.0060	472	0.8%	0.0696	2,339	9.5%
Net realized gain on investments	0.0257	2,721	3.5%	0.0143	1,121	2.0%	0.0458	1,538	6.3%
Distributions in excess of net investment income(2)	—	—	—	0.0081	632	1.1%	—	—	—
Total distributions	$0.7316	$77,459	100.0%	$0.7316	$57,268	100.0%	$0.7306	$24,547	100.0%

(1)	Distributions from net investment income include expense support from CIG of $1,880 for the year ended December 31, 2014.

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

Item 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2016, 2015, 2014 and 2013, and for the period from January 31, 2012 (Inception) through December 31, 2012, is derived from our audited consolidated financial statements. The data for the years ended December 31, 2016, 2015 and 2014 should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,				For the Period from January 31, 2012 (Inception) through December 31, 2012

	2016	2015	2014	2013
Statement of operations data:
Total investment income	$80,590	$52,809	$17,713	$1,863	$3
Operating expenses
Total operating expenses	32,212	23,380	12,451	5,873	117
Expense support from CIG	—	—	(1,880)	(3,959)	(117)
Recoupment of expense support from CIG	667	4,667	622	—	—
Net operating expenses	32,879	28,047	11,193	1,914	—
Net investment income (loss)	47,711	24,762	6,520	(51)	3
Net realized and unrealized gain (loss) on investments, foreign currency and total return swap	71,962	(26,204)	9,815	6,153	22
Net increase (decrease) in net assets resulting from operations	$119,673	$(1,442)	$16,335	$6,102	$25
Weighted average shares of common stock outstanding(1)	105,951,017	78,501,760	33,630,690	5,522,797	500,338

Per share data:(1)
Net investment income (loss)(2)	$0.45	$0.32	$0.19	$(0.01)	$0.01
Net increase (decrease) in net assets resulting from operations	$1.13	$(0.02)	$0.49	$1.10	$0.05
Distributions declared	$0.73	$0.73	$0.73	$0.72	$—

Balance sheet data:
Net assets at the beginning of period	$904,326	$496,389	$144,571	$4,487	$—
Net assets at end of period	$999,763	$904,326	$496,389	$144,571	$4,487
Net asset value per share of common stock at beginning of period	$8.71	$9.22	$9.32	$8.97	$—
Net asset value per share of common stock at end of period	$9.11	$8.71	$9.22	$9.32	$8.97

Other data:
Distributions declared	$77,459	$57,268	$24,547	$3,974	$—
Total investment return - net asset value(3)	13.51%	2.13%	6.92%	11.96%	(0.35)%
Number of investments at period end	123	86	59	42	2
Total portfolio investment purchases during the period(4)	$569,893	$438,217	$403,742	$94,332	$1,973
Total portfolio investment sales and prepayments during the period(4)	$229,075	$113,433	$144,492	$4,335	$3

(1)
The per share data was derived by using the weighted average shares of common stock outstanding for the years ended December 31, 2016, 2015, 2014 and 2013 and from the commencement of operations on December 17, 2012 through December 31, 2012, respectively.

(2)
Net investment income (loss) per share includes expense support from CIG of $0.06 and $0.72 per share for the years ended December 31, 2014 and 2013, respectively, and $0.23 per share for the period from January 31, 2012 (Inception) through December 31, 2012. There was no expense support from CIG or AIM for the years ended December 31, 2016 and 2015. Net investment income (loss) per share also includes expense support recoupments by CIG of $0.01, $0.06 and $0.02 per share for the years ended December 31, 2016, 2015 and 2014, respectively. There were no expense support recoupments by CIG for the year ended December 31, 2013 or for the period from January 31, 2012 (Inception) through December 31, 2012.

(3)
Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that monthly cash distributions are reinvested in accordance with our distribution reinvestment plan then in effect as described in Note 5 to our consolidated financial statements included in this report. The total investment return-net asset value does not consider the effect of the sales load from the sale of our common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full year are not annualized.

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
Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. Our portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt, including corporate bonds and long-term subordinated loans, referred to as mezzanine loans, and equity, of private and thinly traded U.S. middle-market companies. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.

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

Portfolio Investment Activity for the Years Ended December 31, 2016 and 2015

The following table summarizes our investment activity, excluding short term investments and PIK securities, for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016			2015
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$423,262	$28,993	$452,255	$82,147	$499,475	$581,622
Senior secured second lien debt	124,281	—	124,281	261,022	22,011	283,033
Collateralized securities and structured products - debt	—	—	—	15,500	—	15,500
Collateralized securities and structured products - equity	10,000	—	10,000	24,914	—	24,914
Unsecured debt	5,832	—	5,832	54,634	—	54,634
Equity	6,518	171	6,689	—	—	—
Derivatives	229	—	229	—	—	—
Sales and principal repayments	(229,075)	(341,258)	(570,333)	(113,433)	(235,891)	(349,324)
Net portfolio activity	$341,047	$(312,094)	$28,953	$324,784	$285,595	$610,379

The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of December 31, 2016 and 2015:

	December 31, 2016
	Investment Portfolio			Total Return Swap			Total
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$489,904	$489,913	48.1%	$351,747	$341,194	86.9%	$841,651	$831,107	58.9%
Senior secured second lien debt	437,240	434,347	42.6%	56,100	51,251	13.1%	493,340	485,598	34.4%
Collateralized securities and structured products - debt	39,471	38,114	3.7%	—	—	—	39,471	38,114	2.7%
Collateralized securities and structured products - equity	37,713	34,648	3.4%	—	—	—	37,713	34,648	2.5%
Unsecured debt	17,290	16,851	1.7%	—	—	—	17,290	16,851	1.1%
Equity	4,832	5,107	0.5%	—	—	—	4,832	5,107	0.4%
Subtotal/total percentage	1,026,450	1,018,980	100.0%	407,847	392,445	100.0%	1,434,297	1,411,425	100.0%
Short term investments(2)	70,498	70,498		—	—		70,498	70,498
Total investments	$1,096,948	$1,089,478		$407,847	$392,445		$1,504,795	$1,481,923
Number of portfolio companies			103			49			141(3)
Average annual EBITDA of portfolio companies		$49.9 million			$200.7 million			$94.7 million
Median annual EBITDA of portfolio companies		$42.7 million			$66.0 million			$50.4 million
Purchased at a weighted average price of par			95.87%			98.96%			96.73%
Gross annual portfolio yield based upon the purchase price(4)			9.99%			6.73%			9.07%

(1)
Represents amortized cost for debt investments and cost for equity investments. Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(3)
The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 11 portfolio companies being in both the investment and TRS portfolios.

(4)
The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees and does not consider the cost of leverage.

	December 31, 2015
	Investment Portfolio			Total Return Swap			Total
	Investments Amortized Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$106,147	$104,187	16.0%	$661,055	$634,597	92.9%	$767,202	$738,784	55.4%
Senior secured second lien debt	468,899	453,713	69.7%	56,970	48,528	7.1%	525,869	502,241	37.7%
Collateralized securities and structured products - debt	44,361	41,663	6.4%	—	—	—	44,361	41,663	3.1%
Collateralized securities and structured products - equity	31,184	24,604	3.8%	—	—	—	31,184	24,604	1.8%
Unsecured debt	29,553	26,740	4.1%	—	—	—	29,553	26,740	2.0%
Subtotal/total percentage	680,144	650,907	100.0%	718,025	683,125	100.0%	1,398,169	1,334,032	100.0%
Short term investments(2)	18,892	18,892		—	—		18,892	18,892
Total investments	$699,036	$669,799		$718,025	$683,125		$1,417,061	$1,352,924
Number of portfolio companies			82			87			142(3)
Average annual EBITDA of portfolio companies		$80.4 million			$266.4 million			$181.1 million
Median annual EBITDA of portfolio companies		$64.2 million			$91.0 million			$74.9 million
Purchased at a weighted average price of par			97.16%			99.02%			98.10%
Gross annual portfolio yield based upon the purchase price(4)			9.42%			6.47%(5)			7.91%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio by the type of interest rate as of December 31, 2016 and 2015, excluding short term investments of $70,498 and $18,892, respectively:

	December 31, 2016
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$936,846	$931,214	91.4%	$407,847	$392,445	100.0%	$1,344,693	$1,323,659	93.8%
Fixed interest rate investments	47,059	48,011	4.7%	—	—	—	47,059	48,011	3.4%
Other income producing investments	37,713	34,648	3.4%	—	—	—	37,713	34,648	2.4%
Non-income producing equity	4,832	5,107	0.5%	—	—	—	4,832	5,107	0.4%
Total investments	$1,026,450	$1,018,980	100.0%	$407,847	$392,445	100.0%	$1,434,297	$1,411,425	100.0%

	December 31, 2015
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Amortized Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Amortized Cost/ Notional Amount	Fair Value	Percentage
Floating interest rate investments	$606,286	$585,873	90.0%	$718,025	$683,125	100.0%	$1,324,311	$1,268,998	95.1%
Fixed interest rate investments	42,674	40,430	6.2%	—	—	—	42,674	40,430	3.0%
Other income producing investments	31,184	24,604	3.8%	—	—	—	31,184	24,604	1.9%
Total investments	$680,144	$650,907	100.0%	$718,025	$683,125	100.0%	$1,398,169	$1,334,032	100.0%

The following table shows the composition of our investment portfolio and our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of December 31, 2016 and 2015:

	December 31, 2016
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
High Tech Industries	$217,339	21.3%	$45,351	11.6%	$262,690	18.6%
Services: Business	126,869	12.5%	66,733	17.0%	193,602	13.7%
Healthcare & Pharmaceuticals	118,337	11.6%	70,176	17.9%	188,513	13.4%
Diversified Financials	72,762	7.1%	—	—	72,762	5.2%
Media: Advertising, Printing & Publishing	54,354	5.3%	7,328	1.9%	61,682	4.4%
Beverage, Food & Tobacco	53,658	5.3%	—	—	53,658	3.8%
Construction & Building	39,137	3.8%	14,269	3.6%	53,406	3.8%
Chemicals, Plastics & Rubber	27,253	2.7%	25,701	6.5%	52,954	3.7%
Capital Equipment	51,155	5.0%	—	—	51,155	3.6%
Hotel, Gaming & Leisure	28,974	2.8%	21,071	5.4%	50,045	3.5%
Retail	18,852	1.9%	30,801	7.8%	49,653	3.5%
Telecommunications	35,411	3.5%	13,775	3.5%	49,186	3.5%
Automotive	39,192	3.9%	—	—	39,192	2.8%
Services: Consumer	9,477	0.9%	26,278	6.7%	35,755	2.5%
Media: Diversified & Production	23,100	2.3%	7,277	1.8%	30,377	2.1%
Banking, Finance, Insurance & Real Estate	17,636	1.7%	11,547	2.9%	29,183	2.1%
Aerospace & Defense	21,780	2.1%	5,564	1.4%	27,344	1.9%
Media: Broadcasting & Subscription	9,776	1.0%	10,013	2.6%	19,789	1.4%
Energy: Oil & Gas	12,803	1.3%	4,570	1.2%	17,373	1.2%
Consumer Goods: Durable	1,000	0.1%	15,942	4.1%	16,942	1.2%
Metals & Mining	11,349	1.1%	3,528	0.9%	14,877	1.1%
Energy: Electricity	13,715	1.3%	—	—	13,715	1.0%
Forest Products & Paper	—	—	12,521	3.2%	12,521	0.9%
Consumer Goods: Non-Durable	8,611	0.8%	—	—	8,611	0.6%
Containers, Packaging & Glass	3,845	0.4%	—	—	3,845	0.3%
Environmental Industries	2,595	0.3%	—	—	2,595	0.2%
Subtotal/total percentage	1,018,980	100.0%	392,445	100.0%	1,411,425	100.0%
Short term investments	70,498		—		70,498
Total investments	$1,089,478		$392,445		$1,481,923

	December 31, 2015
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
Services: Business	$124,412	19.1%	$94,924	13.9%	$219,336	16.4%
Healthcare & Pharmaceuticals	54,122	8.3%	121,889	17.8%	176,011	13.2%
High Tech Industries	86,848	13.3%	77,663	11.4%	164,511	12.3%
Diversified Financials	66,267	10.2%	—	—	66,267	5.0%
Chemicals, Plastics & Rubber	27,161	4.2%	37,270	5.5%	64,431	4.8%
Banking, Finance, Insurance & Real Estate	32,224	5.0%	31,160	4.6%	63,384	4.8%
Beverage, Food & Tobacco	62,314	9.6%	—	—	62,314	4.7%
Construction & Building	24,099	3.7%	35,443	5.2%	59,542	4.5%
Hotel, Gaming & Leisure	26,839	4.1%	32,079	4.7%	58,918	4.4%
Retail	8,623	1.4%	49,276	7.2%	57,899	4.3%
Telecommunications	9,148	1.4%	29,943	4.4%	39,091	2.9%
Services: Consumer	13,154	2.0%	25,003	3.7%	38,157	2.9%
Forest Products & Paper	—	—	32,697	4.8%	32,697	2.5%
Media: Advertising, Printing & Publishing	24,627	3.8%	7,740	1.1%	32,367	2.4%
Consumer Goods: Durable	—	—	28,803	4.2%	28,803	2.2%
Media: Broadcasting & Subscription	9,952	1.5%	16,642	2.4%	26,594	2.0%
Consumer Goods: Non-Durable	13,974	2.1%	12,347	1.8%	26,321	2.0%
Automotive	19,766	3.0%	5,100	0.8%	24,866	1.9%
Media: Diversified & Production	10,153	1.6%	14,287	2.1%	24,440	1.8%
Containers, Packaging & Glass	11,851	1.8%	8,366	1.2%	20,217	1.5%
Energy: Electricity	13,677	2.1%	2,194	0.3%	15,871	1.2%
Aerospace & Defense	—	—	13,975	2.0%	13,975	1.0%
Energy: Oil & Gas	6,274	1.0%	3,286	0.5%	9,560	0.7%
Mining & Metals	—	—	3,038	0.4%	3,038	0.2%
Environmental Industries	2,850	0.4%	—	—	2,850	0.2%
Capital Equipment	2,572	0.4%	—	—	2,572	0.2%
Subtotal/total percentage	650,907	100.0%	683,125	100.0%	1,334,032	100.0%
Short term investments	18,892		—		18,892
Total investments	$669,799		$683,125		$1,352,924

Except for CION / Capitala Senior Loan Fund I, LLC, or CCSLF, we do not “control” and are not an “affiliate” of any of our portfolio companies or any of the companies of the loans underlying the TRS, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company or issuer if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company or issuer if we owned 5% or more of its voting securities.

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2016 and 2015, our unfunded commitments amounted to $65,096 and $43,404, respectively. As of March 9, 2017, our unfunded commitments amounted to $85,986. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2016 and 2015, excluding short term investments of $70,498 and $18,892, respectively:

	December 31, 2016
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$—	—	$—	—	$—	—
2	963,477	94.6%	342,620	87.3%	1,306,097	92.5%
3	50,942	5.0%	34,657	8.8%	85,599	6.1%
4	4,561	0.4%	12,798	3.3%	17,359	1.2%
5	—	—	2,370	0.6%	2,370	0.2%
	$1,018,980	100.0%	$392,445	100.0%	$1,411,425	100.0%

	December 31, 2015
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$—	—	$—	—	$—	—
2	624,097	95.9%	652,073	95.5%	1,276,170	95.7%
3	24,180	3.7%	23,047	3.4%	47,227	3.5%
4	2,630	0.4%	6,845	1.0%	9,475	0.7%
5	—	—	1,160	0.1%	1,160	0.1%
	$650,907	100.0%	$683,125	100.0%	$1,334,032	100.0%

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

Current Investment Portfolio

As of March 9, 2017, our investment portfolio, excluding our short term investments and TRS, consisted of interests in 101 portfolio companies (51% in senior secured first lien debt, 41% in senior secured second lien debt, 6% in collateralized securities and structured products (comprised of 1% invested in rated debt, 2% invested in non-rated debt and 3% invested in non-rated equity of such securities and products), 1% in unsecured debt and 1% in equity) with a total fair value of $1,038,216 with an average and median portfolio company annual EBITDA of $49.7 million and $42.2 million, respectively, at initial investment. As of March 9, 2017, investments in our portfolio, excluding our short term investments and TRS, were purchased at a weighted average price of 95.81% of par value. Our estimated gross annual portfolio yield was 9.84% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the year ended December 31, 2016, our total investment return-net asset value was 13.51%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.

As of March 9, 2017, our only short term investment was an investment in a U.S. Treasury Obligations Fund of $76,443.

Further, as of March 9, 2017, through a TRS (described further in Note 7 of our consolidated financial statements), we obtained the economic benefit of owning investments in first and second lien senior secured floating-rate loans of 48 portfolio companies. We also held one credit default swap with a notional amount of €22,000 and a fair value of $4 as of March 9, 2017.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

Our results of operations for the years ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
	2016	2015
Investment income	$80,590	$52,809
Net operating expenses	32,879	28,047
Net investment income	47,711	24,762
Net realized gain on investments and foreign currency	2,721	1,121
Net change in unrealized appreciation (depreciation) on investments	21,584	(27,587)
Net realized gain on total return swap	28,159	30,753
Net change in unrealized appreciation (depreciation) on total return swap	19,498	(30,491)
Net increase (decrease) in net assets resulting from operations	$119,673	$(1,442)

Investment Income

For the years ended December 31, 2016 and 2015, we generated investment income of $80,590 and $52,809, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 131 and 91 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments and TRS, increased $333,708, from $501,236 during the year ended December 31, 2015 to $834,944 during the year ended December 31, 2016, as we deployed the net proceeds from the JPM Credit Facility and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering. As a result, we believe that reported investment income for the years ended December 31, 2016 and 2015 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap. Currently, the TRS is scheduled to terminate on April 18, 2017. We expect to either extend the TRS or convert the TRS into a traditional credit facility. In the event that we convert the TRS into a traditional credit facility, we would expect an increase in investment income.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2016 and 2015 was as follows:

	Years Ended December 31,
	2016	2015
Management fees	$20,092	$14,827
Administrative services expense	1,834	1,900
General and administrative	6,717	6,248
Interest expense	3,569	405
Total operating expenses	32,212	23,380
Recoupment of expense support from CIG	667	4,667
Net operating expenses	$32,879	$28,047

During the year ended December 31, 2016, the increase in management fees was a direct result of the increase in our net assets, while the increase in interest expense was a result of entering into the JPM Credit Facility on August 26, 2016. The decrease in recoupment of expense support from CIG was a result of our reimbursement of all previously provided expense support from CIG as of December 31, 2016.

The composition of our general and administrative expenses for the years ended December 31, 2016 and 2015 was as follows:

	Years Ended December 31,
	2016	2015
Professional fees	$1,623	$1,044
Transfer agent expense	1,272	1,144
Dues and subscriptions	775	505
Valuation expense	625	310
Printing and marketing expense	553	755
Due diligence fees	470	1,006
Insurance expense	376	297
Director fees and expenses	274	296
Filing fees	53	478
Other expenses	696	413
Total general and administrative expense	$6,717	$6,248

Expense Support and Recoupment of Expense Support

Our affiliate, CIG, agreed to provide expense support to us commencing with the quarter ended December 31, 2012 for certain expenses pursuant to the expense support and conditional reimbursement agreement. We further amended and restated the expense support and conditional reimbursement agreement on December 16, 2015 and December 14, 2016 for purposes of including AIM as a party to the expense support and conditional reimbursement agreement and extending the termination date from December 31, 2016 to December 31, 2017, respectively. Commencing with the quarter beginning January 1, 2016, CIG and AIM each agrees to provide expense support to us for 50% of certain expenses pursuant to the expense support and conditional reimbursement agreement. Refer to the discussion under “Related Party Transactions” below for further details about the expense support and conditional reimbursement agreement. Also, see Note 4 to our consolidated financial statements for additional disclosure regarding expense support from CIG and AIM.

For the year ended December 31, 2016, CIG recouped $667 of expense support made during the three months ended December 31, 2014 in connection with the expense support and conditional reimbursement agreement. For the year ended December 31, 2015, CIG recouped $4,667 of expense support made during each of the three months ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, and December 31, 2014 in connection with the expense support and conditional reimbursement agreement. We did not receive any expense support from CIG or AIM for the years ended December 31, 2016 or 2015.

Recoupment of such support will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse CIG and AIM for any expense support that may be received from CIG and AIM in the future.

Net Investment Income

Our net investment income totaled $47,711 and $24,762 for the years ended December 31, 2016 and 2015, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to proceeds received from our continuous public offerings and our credit facilities.

Net Realized Gain on Investments and Foreign Currency

Our net realized gain on investments and foreign currency totaled $2,721 and $1,121 for the years ended December 31, 2016 and 2015, respectively. The increase in net realized gain on investments and foreign currency was primarily due to an increase in sales and principal repayment activity during the year ended December 31, 2016 compared to the year ended December 31, 2015. During the year ended December 31, 2016, we received sale proceeds of $34,951 and principal repayments of $194,124, resulting in net realized gains of $2,721. During the year ended December 31, 2015, we received sale proceeds of $71,605 and principal repayments of $41,828, resulting in net realized gains of $1,121.

Net Change in Unrealized Appreciation (Depreciation) on Investments

The net change in unrealized appreciation (depreciation) on our investments totaled $21,584 and ($27,587) for the years ended December 31, 2016 and 2015, respectively. This change was driven primarily by a tightening of credit spreads during the year ended December 31, 2016 that positively impacted the fair value of certain investments.

Net Realized Gain on TRS

Our net realized gain on the TRS totaled $28,159 and $30,753 for the years ended December 31, 2016 and 2015, respectively. The components of net realized gain on the TRS are summarized below:

	Years Ended December 31,
	2016	2015
Interest and other income from TRS portfolio	$39,746	$40,499
Interest and other expense from TRS portfolio	(13,473)	(10,218)
Net gain on TRS loan sales	1,886	472
Total	$28,159	$30,753

Net Change in Unrealized Appreciation (Depreciation) on TRS

The net change in unrealized appreciation (depreciation) on the TRS totaled $19,498 and ($30,491) for the years ended December 31, 2016 and 2015, respectively. This change was driven primarily by a tightening of credit spreads during the year ended December 31, 2016 that positively impacted the fair value of certain investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2016, we recorded a net increase in net assets resulting from operations of $119,673 compared to a net decrease in net assets resulting from operations of ($1,442) for the year ended December 31, 2015, as a result of our operating activity for the respective periods.

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

Investment Income

For the years ended December 31, 2015 and 2014, we generated investment income of $52,809 and $17,713, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 91 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments and TRS, increased $278,886, from $222,350 during the year ended December 31, 2014 to $501,236 during the year ended December 31, 2015, as we continued to deploy the net proceeds from our initial continuous public offering, which ended on December 31, 2015. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering, which commenced on January 25, 2016. As a result, we believe that reported investment income for the years ended December 31, 2015 and 2014 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain on total return swap.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2015 and 2014 was as follows:

	Years Ended December 31,
	2015	2014
Management fees	$14,827	$6,132
Administrative services expense	1,900	1,792
Capital gains incentive fee	—	(757)
Offering, organizational and other costs - CIG	—	1,012
General and administrative	6,248	4,272
Interest expense	405	—
Total operating expenses	23,380	12,451
Expense support from CIG	—	(1,880)
Recoupment of expense support from CIG	4,667	622
Net operating expenses	$28,047	$11,193

The composition of our general and administrative expenses for the years ended December 31, 2015 and 2014 was as follows:

	Years Ended December 31,
	2015	2014
Transfer agent expense	$1,144	$627
Professional fees	1,044	849
Due diligence fees	1,006	967
Printing and marketing expense	755	681
Dues and subscriptions	505	230
Filing fees	478	113
Valuation expense	310	136
Insurance expense	297	235
Director fees and expenses	296	162
Other expenses	413	272
Total general and administrative expense	$6,248	$4,272

Expense Support and Recoupment of Expense Support

For the year ended December 31, 2015, CIG recouped $4,667 of expense support made during each of the three months ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, and December 31, 2014 in connection with the expense support and conditional reimbursement agreement. We did not receive any expense support from CIG for the year ended December 31, 2015. For the year ended December 31, 2014, we received expense support from CIG of $1,880 and CIG recouped $622 of expense support made during each of the three months ended December 31, 2012 and March 31, 2013 in connection with the expense support and conditional reimbursement agreement.

Refer to the section “Results of Operations – Comparison of the Years Ended December 31, 2016 and 2015 – Expense Support and Recoupment of Expense Support” above for further details on our expense support from CIG and AIM.

Net Investment Income

Our net investment income totaled $24,762 and $6,520 for the years ended December 31, 2015 and 2014, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to proceeds received from our initial continuous public offering.

Net Realized Gain on Investments

Our net realized gain on investments totaled $1,121 and $1,538 for the years ended December 31, 2015 and 2014, respectively. The decrease in net realized gain on investments was primarily due to a decrease in sales and principal repayment activity during the year ended December 31, 2015 compared to the year ended December 31, 2014. During the year ended December 31, 2015, we received sale proceeds of $71,605 and principal repayments of $41,828, resulting in net realized gains of $1,121. During the year ended December 31, 2014, we received sale proceeds of $94,182 and principal repayments of $50,310, resulting in net realized gains of $1,538.

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

Net (Decrease) Increase in Net Assets Resulting from Operations

For the year ended December 31, 2015, we recorded a net decrease in net assets resulting from operations of ($1,442) compared to a net increase in net assets resulting from operations of $16,335 for the year ended December 31, 2014, as a result of our operating activity for the respective periods.

Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $9.11 and $8.71 on December 31, 2016 and 2015, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.7316 per share during the year ended December 31, 2016, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was 13.51% for the twelve-month period ended December 31, 2016. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 8.36% and a cumulative total return of 38.35% through December 31, 2016 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 5.57% and a cumulative total return of 24.52% through December 31, 2016. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.15% and a cumulative total return of 17.86%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.37% and a cumulative total return of 23.56% over the same period.

Growth of $10,000 Initial Investment(1)
14,000
13,500
13,000
12,500
12,000
11,500
11,000
10,500
10,000
9,500
9,000
$13,835
$12,452
$12,356
$11,786
12/17/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
CĪON Investment Corporation (excluding sales load)
S&P/LSTA Leveraged Loan Index
CĪON Investment Corporation (including sales load)
BofA ML US High Yield Index

(1)     Cumulative performance: December 17, 2012 to December 31, 2016

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

We will sell our shares on a continuous basis at our latest public offering price of $9.65 per share; however, to the extent that our net asset value fluctuates, we will sell at a price necessary to ensure that shares are sold at a price, after deduction of selling commissions and dealer manager fees, that is above and within 2.5% of net asset value per share.
As of December 31, 2016, we sold 109,787,557 shares for net proceeds of $1,117,566 at an average price per share of $10.18. The net proceeds received include reinvested shareholder distributions of $84,473, for which we issued 9,281,664 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $25,414, for which we repurchased 2,827,092 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through December 31, 2016, sales commissions and dealer manager fees related to the sale of our common stock were $63,255 and $30,994, respectively.
As of March 9, 2017, we sold 110,720,587 shares of common stock for net proceeds of $1,126,475 at an average price per share of $10.17. The net proceeds received include reinvested shareholder distributions of $91,354, for which we issued 10,036,822 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $32,784, for which we repurchased 3,641,315 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through March 9, 2017, sales commissions and dealer manager fees related to the sale of our common stock were $63,442 and $31,165, respectively.

The net proceeds from our follow-on continuous public offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. companies.
As of December 31, 2016 and 2015, we had $70,498 and $18,892 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Total Return Swap

As of December 31, 2016 and March 9, 2017, the notional amount available under the TRS was $392,153 and $399,093, respectively. Currently, the TRS is scheduled to terminate on April 18, 2017. We expect to either extend the TRS or convert the TRS into a traditional credit facility. For a detailed discussion of our TRS, refer to Note 7 to our consolidated financial statements included in this report.

JPM Credit Facility

As of December 31, 2016 and March 9, 2017, our outstanding borrowings under the JPM Credit Facility were $224,423 and the aggregate principal amount available in connection with the JPM Credit Facility was $577.

For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

East West Bank Credit Facility

As of December 31, 2016, we had no outstanding borrowings under the EWB Credit Facility and the aggregate principal amount available in connection with the EWB Credit Facility was $7,254. As of March 9, 2017, we had no outstanding borrowings under the EWB Credit Facility and the aggregate principal amount available in connection with the EWB Credit Facility was $6,788.

For a detailed discussion of our EWB Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments

As of December 31, 2016 and March 9, 2017, our unfunded commitments amounted to $65,096 and $85,986, respectively.

For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

RIC Status and Distributions
Our total investment portfolio includes loans and other securities on our consolidated balance sheets and loans underlying the TRS. Accordingly, we treat net interest and other income earned on all investments, including the loans underlying the TRS, as a component of investment company taxable income when determining our sources of distributions. The sources of our distributions for the years ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
	2016				2015
	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage
Net investment income	$45,549	$26,273	$71,822	92.7%	$24,762	$30,281	$55,043	96.1%
Capital gains from the sale of assets(1)(2)	2,721	2,916	5,637	7.3%	1,121	472	1,593	2.8%
Distributions in excess of net investment income(3)	—	—	—	—	632	—	632	1.1%
Total	$48,270	$29,189	$77,459	100.0%	$26,515	$30,753	$57,268	100.0%

(1)	For the year ended December 31, 2016, we distributed long-term capital gains of $906. We distributed no long-term capital gains for the year ended December 31, 2015.

(2)	During the year ended December 31, 2016, we realized losses of $1,030 in our total return swap portfolio, which are not currently deductible on a tax-basis.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this report for a discussion of certain recent accounting pronouncements that are applicable to us.
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

Related Party Transactions

For a discussion of our relationship with related parties including CION Securities, CIM, ICON Capital, and CIG and amounts incurred under agreements with such related parties, refer to Note 4 to our consolidated financial statements included in this report.

Contractual Obligations

On December 17, 2012, Flatiron entered into a TRS with Citibank. Flatiron and Citibank have amended the TRS on numerous occasions including the most recent thirteenth amendment on February 18, 2017. See Note 7 to our consolidated financial statements for a more detailed description of the TRS.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, 93.8% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

Under the terms of the TRS with Citibank, we pay fees to Citibank at a floating rate based primarily on LIBOR (and in limited cases the prime rate), plus a spread of 1.40% per year, in exchange for the right to receive the economic benefit of a pool of loans. Pursuant to the terms of the EWB Credit Facility, borrowings are at a floating rate of 0.75% plus the greater of 3.25% or the variable rate of interest per year announced by EWB as its prime rate, which was 3.75% at December 31, 2016. Under the terms of the JPM Credit Facility, advances bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.50% per year. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the TRS Agreement, the EWB Credit Facility or the JPM Credit Facility in effect as of December 31, 2016:

Change in Interest Rates	Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 50 basis points(2)	$2,845	2.8%
Current base interest rate	—	—
Up 50 basis points	2,593	2.6%
Up 100 basis points	6,265	6.2%
Up 200 basis points	13,679	13.5%
Up 300 basis points	21,097	20.9%

(1)
Pursuant to the TRS, we receive from Citibank all interest payable in respect of the loans subject to the TRS and pay to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities), which will not be less than zero, plus 1.40% per year on the full notional amount of the loans subject to the TRS. As of December 31, 2016, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

(2)
With respect to the TRS, while we pay interest to Citibank based on the floating rate index specified for each loan, which will not be less than zero, we receive interest from Citibank based on the floating rate index specified for each loan, which is typically not less than 1%.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden increases in interest rates. Approximately 3.4% of our portfolio investments and none of our underlying loans subject to the TRS paid fixed interest rates as of December 31, 2016. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CĪON Investment Corporation

We have audited the accompanying consolidated balance sheets of CÎON Investment Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2016 and 2015, by correspondence with the custodian and others, or by other appropriate auditing procedures where replies from others were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CÎON Investment Corporation at December 31, 2016 and 2015, and the consolidated results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 15, 2017

CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Investments, at fair value (amortized cost of $1,096,948 and $699,036, respectively)	$1,089,478	$669,799
Derivative assets (cost of $229)	46	—
Cash	15,046	39,741
Restricted cash	2,000	2,000
Due from counterparty(1)	143,335	226,316
Receivable for common stock purchased	—	5,459
Interest receivable on investments	6,689	5,973
Receivable due on investments sold	—	50
Receivable due on total return swap(1)	4,187	6,175
Prepaid expenses and other assets	282	243
Total assets	$1,261,063	$955,756
Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$15,837	$9,800
Credit facility payable (net of unamortized debt issuance costs of $3,212)	221,211	—
Accounts payable and accrued expenses	1,476	692
Interest payable	864	—
Commissions payable for common stock purchased ($0 and $171 to CION Securities, LLC, respectively)	2	474
Accrued management fees	5,781	4,430
Accrued administrative services expense	682	617
Accrued recoupment of expense support from CIG(2)	—	480
Due to CIG - offering, organizational and other costs(3)	45	37
Unrealized depreciation on total return swap(1)	15,402	34,900
Total liabilities	261,300	51,430

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
109,787,557 and 103,814,361 shares issued and outstanding, respectively	110	104
Capital in excess of par value	1,021,280	968,359
Undistributed net investment income	1,428	—
Accumulated net unrealized depreciation on investments	(7,653)	(29,237)
Accumulated net unrealized depreciation on total return swap(1)	(15,402)	(34,900)
Total shareholders' equity	999,763	904,326
Total liabilities and shareholders' equity	$1,261,063	$955,756
Net asset value per share of common stock at end of period	$9.11	$8.71

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense support from CION Investment Group, LLC (formerly, ICON Investment Group, LLC), or CIG, and recoupment of expense support.

(3)	See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by CIG and its affiliates.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Investment income
Interest income	$79,892	$51,994	$17,314
Fee and other income	698	815	399
Total investment income	80,590	52,809	17,713
Operating expenses
Management fees	20,092	14,827	6,132
Administrative services expense	1,834	1,900	1,792
Capital gains incentive fee(1)	—	—	(757)
Offering, organizational and other costs - CIG(2)	—	—	1,012
General and administrative(3)	6,717	6,248	4,272
Interest expense	3,569	405	—
Total operating expenses	32,212	23,380	12,451
Expense support from CIG(4)	—	—	(1,880)
Recoupment of expense support from CIG(4)	667	4,667	622
Net operating expenses	32,879	28,047	11,193
Net investment income	47,711	24,762	6,520
Realized and unrealized gains (losses)
Net realized gain on investments	2,725	1,121	1,538
Net realized loss on foreign currency	(4)	—	—
Net change in unrealized appreciation (depreciation) on investments	21,584	(27,587)	(2,754)
Net realized gain on total return swap(5)	28,159	30,753	16,989
Net change in unrealized appreciation (depreciation) on total return swap(5)	19,498	(30,491)	(5,958)
Total net realized and unrealized gains (losses)	71,962	(26,204)	9,815
Net increase (decrease) in net assets resulting from operations	$119,673	$(1,442)	$16,335
Per share information—basic and diluted
Net increase (decrease) in net assets per share resulting from operations	$1.13	$(0.02)	$0.49
Weighted average shares of common stock outstanding	105,951,017	78,501,760	33,630,690

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)	See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by CIG and its affiliates.

(3)	See Note 10 for details of the Company’s general and administrative expenses.

(4)	See Note 4 for a discussion of expense support from CIG and recoupment of expense support.

(5)	See Note 7 for a discussion of the Company’s total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Changes in net assets from operations:
Net investment income	$47,711	$24,762	$6,520
Net realized gain on investments	2,725	1,121	1,538
Net realized loss on foreign currency	(4)	—	—
Net change in unrealized appreciation (depreciation) on investments	21,584	(27,587)	(2,754)
Net realized gain on total return swap(1)	28,159	30,753	16,989
Net change in unrealized appreciation (depreciation) on total return swap(1)	19,498	(30,491)	(5,958)
Net increase (decrease) in net assets resulting from operations	119,673	(1,442)	16,335
Changes in net assets from shareholders' distributions:(2)
Net investment income	(45,549)	(24,762)	(6,020)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(26,273)	(30,281)	(14,650)
Net gain on TRS loan sales	(2,916)	(472)	(2,339)
Net realized gain on investments and foreign currency	(2,721)	(1,121)	(1,538)
Distributions in excess of net investment income(3)	—	(632)	—
Net decrease in net assets from shareholders' distributions	(77,459)	(57,268)	(24,547)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $2,823, $43,746 and $33,965, respectively	32,008	443,858	346,518
Reinvestment of shareholders' distributions	39,047	29,886	13,997
Repurchase of common stock	(17,832)	(7,097)	(485)
Net increase in net assets resulting from capital share transactions	53,223	466,647	360,030

Total increase in net assets	95,437	407,937	351,818
Net assets at beginning of period	904,326	496,389	144,571
Net assets at end of period	$999,763	$904,326	$496,389
Net asset value per share of common stock at end of period	$9.11	$8.71	$9.22
Shares of common stock outstanding at end of period	109,787,557	103,814,361	53,818,629
Undistributed net investment income at end of period	$1,428	$—	$—

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

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

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Net increase (decrease) in net assets resulting from operations	$119,673	$(1,442)	$16,335
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(2,763)	(1,025)	(395)
Proceeds from principal repayment of investments	194,124	41,828	50,310
Purchase of investments	(569,003)	(438,217)	(403,742)
(Increase) decrease in short term investments, net	(51,606)	(8,542)	1,034
Paid-in-kind interest	(1,255)	—	—
Proceeds from sale of investments	34,951	71,605	94,182
Net realized gain on investments	(2,725)	(1,121)	(1,538)
Net unrealized (appreciation) depreciation on investments	(21,584)	27,587	2,754
Net unrealized (appreciation) depreciation on total return swap(1)	(19,498)	30,491	5,958
Amortization of debt issuance costs	529	186	—
(Increase) decrease in due from counterparty(1)	82,981	(97,928)	(87,684)
(Increase) decrease in expense support from CIG, net(2)	—	—	545
(Increase) decrease in interest receivable on investments	(580)	(3,789)	(1,769)
(Increase) decrease in receivable due on investments sold	50	(50)	535
(Increase) decrease in receivable due on total return swap(1)	1,988	(1,618)	(2,755)
(Increase) decrease in prepaid expenses and other assets	134	(26)	(26)
Increase (decrease) in payable for investments purchased	6,037	5,694	644
Increase (decrease) in accounts payable and accrued expenses	777	177	(94)
Increase (decrease) in interest payable	864	—	—
Increase (decrease) in accrued management fees	1,351	3,399	1,031
Increase (decrease) in accrued administrative services expense	65	47	570
Increase (decrease) in due to CIG - offering, organizational and other costs(3)	8	(447)	(66)
Increase (decrease) in accrued recoupment of expense support from CIG(2)	(480)	480	—
Increase (decrease) in accrued capital gains incentive fee	—	—	(530)
Net cash used in operating activities	(225,962)	(372,711)	(324,701)
Financing activities:
Gross proceeds from issuance of common stock	40,290	483,604	379,024
Commissions and dealer manager fees paid	(3,295)	(43,869)	(33,368)
Repurchase of common stock	(17,832)	(7,097)	(485)
Shareholders' distributions paid(4)	(38,412)	(27,382)	(11,446)
Borrowings under credit facilities(5)	242,423	32,000	—
Repayment of credit facilities(5)	(18,000)	(32,000)	—
Debt issuance costs paid	(3,907)	(278)	—
Net cash provided by financing activities	201,267	404,978	333,725
Net (decrease) increase in cash and restricted cash	(24,695)	32,267	9,024
Cash and restricted cash, beginning of period	41,741	9,474	450
Cash and restricted cash, end of period	$17,046	$41,741	$9,474
Supplemental disclosure of cash flow information
Cash paid for interest	$2,175	$219	$—
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions(4)	$39,047	$29,886	$13,997

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense support from CIG and recoupment of expense support.

(3)	See Note 2 for a discussion of offering, organizational and other costs submitted to the Company for reimbursement by CIG and its affiliates.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(5)	See Note 8 for a discussion of the Company's credit facilities.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2016
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(p)	Fair Value(c)
Senior Secured First Lien Debt - 49.0%
AbelConn, LLC / Atrenne Computing Solutions, LLC / Airco Industries, LLC, L+850, 1.00% LIBOR Floor, 7/17/2019(j)	3 Month LIBOR	Aerospace & Defense	$22,112	$21,702	$21,780
Adams Publishing Group, LLC, L+700, 1.00% LIBOR Floor, 11/3/2020(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	3,892	3,818	3,833
American Clinical Solutions LLC, L+950, 1.00% LIBOR Floor, 6/11/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	9,034	8,908	8,492
American Media, Inc., L+750, 1.00% LIBOR Floor, 8/24/2020(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	11,467	11,150	11,123
American Media, Inc., 0.50% Unfunded, 8/24/2020(e)	None	Media: Advertising, Printing & Publishing	505	(15)	(15)
American Media, Inc., 7.50%, 8/24/2020(e)	None	Media: Advertising, Printing & Publishing	206	(6)	(6)
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(n)	3 Month LIBOR	Telecommunications	19,248	17,475	18,863
AMPORTS, Inc., L+500, 1.00% LIBOR Floor, 5/19/2020(j)	3 Month LIBOR	Automotive	19,100	18,743	18,718
Blue Ribbon, LLC, L+400, 1.00% LIBOR Floor, 11/15/2021(i)	3 Month LIBOR	Beverage, Food & Tobacco	9,975	9,975	9,972
CF Entertainment Inc., L+1100, 1.00% LIBOR Floor, 6/26/2020(n)	3 Month LIBOR	Media: Diversified & Production	17,094	17,057	17,094
Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC, L+875, 1.00% LIBOR Floor, 10/31/2019(n)	3 Month LIBOR	Construction & Building	10,387	10,241	10,218
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019(n)	3 Month LIBOR	High Tech Industries	8,517	8,493	8,517
Elemica, Inc., L+800, 1.00% LIBOR Floor, 7/7/2021(n)	1 Month LIBOR	High Tech Industries	17,413	17,005	16,977
Elemica, Inc., 0.50% Unfunded, 7/7/2021(e)	None	High Tech Industries	2,500	(57)	(62)
EnTrans International, LLC, L+750, 1.00% LIBOR Floor, 6/4/2020	3 Month LIBOR	Capital Equipment	13,594	9,977	10,331
F+W Media, Inc., L+950, 1.25% LIBOR Floor, 6/30/2019(n)	3 Month LIBOR	Media: Diversified & Production	7,280	7,092	6,006
Forbes Media LLC, L+675, 1.00% LIBOR Floor, 9/12/2019(j)	1 Month LIBOR	Media: Advertising, Printing & Publishing	15,000	14,621	14,400
Ignite Restaurant Group, Inc., L+700, 1.00% LIBOR Floor, 2/13/2019(n)	3 Month LIBOR	Beverage, Food & Tobacco	10,482	10,400	10,167
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/21/2018(n)	1 Month LIBOR	Services: Business	8,214	7,550	7,372
Infogroup Inc., L+550, 1.50% LIBOR Floor, 5/26/2018(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,578	15,277	15,451
InterGen N.V., L+450, 1.00% LIBOR Floor, 6/12/2020(h)(i)	3 Month LIBOR	Energy: Electricity	1,182	1,156	1,153
Intertain Group Ltd., L+650, 1.00% LIBOR Floor, 4/8/2022(h)(n)	3 Month LIBOR	Hotel, Gaming & Leisure	1,765	1,736	1,780
Ipsen International GmbH, L+800, 1.00% LIBOR Floor, 9/30/2019(h)(j)	1 Month LIBOR	Capital Equipment	1,422	1,429	1,429
Ipsen, Inc., L+700, 1.00% LIBOR Floor, 9/30/2019(j)	1 Month LIBOR	Capital Equipment	8,095	8,002	8,035
ITC Service Group Acquisition LLC, L+950, 0.50% LIBOR Floor, 5/26/2021(j)	1 Month LIBOR	High Tech Industries	11,250	11,035	11,081
KPC Health Care, Inc., L+925, 1.00% LIBOR Floor, 8/28/2020(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	7,544	7,401	7,809
Labvantage Solutions Inc., L+800, 1.00% LIBOR Floor, 12/29/2020(n)	3 Month LIBOR	High Tech Industries	4,875	4,829	4,863
Labvantage Solutions Ltd., E+800, 1.00% EURIBOR Floor, 12/29/2020(h)	3 Month EURIBOR	High Tech Industries	€4,495	5,005	4,728
Lift Brands, Inc., L+800, 1.00% LIBOR Floor, 12/23/2019(n)	3 Month LIBOR	Services: Consumer	9,548	9,438	9,477
Ministry Brands, LLC, L+500, 1.00% LIBOR Floor, 12/2/2022(e)	3 Month LIBOR	Services: Business	9,994	9,587	9,894
Nathan's Famous Inc., 10.00%, 3/15/2020(h)(n)	None	Beverage, Food & Tobacco	6,000	6,000	6,540
Nextech Systems, LLC, L+725, 1.00% LIBOR Floor, 6/22/2021(j)(n)	1 Month LIBOR	High Tech Industries	15,642	15,062	15,330
NWN Acquisition Holding Company LLC, L+1000, 1.00% LIBOR Floor, 10/16/2020(j)	3 Month LIBOR	High Tech Industries	13,717	13,357	13,271
Pacific Coast Holding Investment LLC, L+970, 2.00% LIBOR Floor, 2/14/2017	1 Month LIBOR	Healthcare & Pharmaceuticals	5,250	5,242	5,250
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2016
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(p)	Fair Value(c)
Petroflow Energy Corporation, L+800, 1.00% LIBOR Floor, 6/29/2019(q)	3 Month LIBOR	Energy: Oil & Gas	4,895	4,618	4,601
Plano Molding Company, LLC, L+700, 1.00% LIBOR Floor, 5/12/2021(n)	2 Month LIBOR	Consumer Goods: Non-Durable	8,840	8,772	8,611
Rimini Street, Inc., 15.00%, 6/24/2020(m)(q)	None	High Tech Industries	19,822	19,556	19,426
Sequoia Healthcare Management, LLC, 16.00%, 7/17/2019(n)(q)	None	Healthcare & Pharmaceuticals	6,511	6,405	6,397
Shift PPC LLC, L+600, 1.00% LIBOR Floor, 12/22/2021	3 Month LIBOR	High Tech Industries	9,500	9,266	9,265
SmartBear Software Inc., L+750, 1.00% LIBOR Floor, 12/30/2020(n)	3 Month LIBOR	High Tech Industries	18,588	18,271	18,727
Southcross Holdings Borrower LP, 9.00%, 4/13/2023(q)	None	Energy: Oil & Gas	172	151	135
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 1/21/2020(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,281	12,194	12,158
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 7/21/2020(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	128	126	127
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019(n)	3 Month LIBOR	Energy: Oil & Gas	7,306	6,849	5,406
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/30/2020(e)(n)	1 Month LIBOR	Hotel, Gaming & Leisure	15,143	15,004	15,143
Telestream Holdings Corp., L+677, 1.00% LIBOR Floor, 1/15/2020(j)(n)	3 Month LIBOR	High Tech Industries	7,154	7,027	7,011
Tenere Inc., L+1000, 1.00% LIBOR Floor, 12/23/2021	3 Month LIBOR	Capital Equipment	32,000	31,219	31,199
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021(h)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,925	14,925
WD Wolverine Holdings, LLC, L+550, 1.00% LIBOR Floor, 10/17/2023(i)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,000	1,960	1,946
Worley Claims Services, LLC, L+800, 1.00% LIBOR Floor, 10/31/2020(n)	1 Month LIBOR	Services: Business	20,115	19,925	20,015
Zywave Inc., L+500, 1.00% LIBOR Floor, 11/17/2022	3 Month LIBOR	High Tech Industries	5,000	4,951	4,950
Total Senior Secured First Lien Debt				489,904	489,913
Senior Secured Second Lien Debt - 43.4%
ABG Intermediate Holdings 2 LLC, L+850, 1.00% LIBOR Floor, 5/27/2022(e)(m)(n)	3 Month LIBOR	Retail	18,666	18,365	18,852
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022(m)	3 Month LIBOR	Services: Business	16,030	15,460	15,549
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,205	9,568
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2021(n)	3 Month LIBOR	Construction & Building	4,933	4,889	4,983
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020(n)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,825	3,852	3,878
Confie Seguros Holding II Co., L+900, 1.25% LIBOR Floor, 5/8/2019	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	13,827	13,365	13,758
Conisus, LLC, L+875, 1.00% LIBOR Floor, 6/23/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	11,750	9,604	9,517
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(h)	3 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,460	9,120
EISI LLC, L+850, 1.00% LIBOR Floor, 9/23/2020(m)(n)	3 Month LIBOR	High Tech Industries	20,000	19,761	19,400
Elements Behavioral Health, Inc., L+1200, 1.00% LIBOR Floor, 2/11/2020(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,701	5,668	4,561
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022(h)(n)	3 Month LIBOR	Environmental Industries	3,000	2,978	2,595
Flexera Software LLC, L+700, 1.00% LIBOR Floor, 4/2/2021	1 Month LIBOR	High Tech Industries	9,385	9,128	9,291
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022(n)	1 Month LIBOR	Services: Business	11,410	11,331	11,011
Global Tel*Link Corp., L+775, 1.25% LIBOR Floor, 11/23/2020	3 Month LIBOR	Telecommunications	9,500	9,488	9,254
Infiltrator Water Technologies, LLC, L+875, 1.00% LIBOR Floor, 5/26/2023(n)	3 Month LIBOR	Construction & Building	13,917	13,732	13,986
Institutional Shareholder Services Inc., L+850, 1.00% LIBOR Floor, 4/30/2022(i)(n)	2 Month LIBOR	Services: Business	10,648	10,534	10,542
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2016
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(p)	Fair Value(c)
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022(n)	3 Month LIBOR	Services: Business	3,380	3,328	3,304
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(e)	3 Month LIBOR	Services: Business	5,488	5,385	5,406
Mississippi Sand, LLC, L+1000, 1.00% LIBOR Floor, 11/21/2019	3 Month LIBOR	Metals & Mining	13,196	10,899	11,349
Mitchell International, Inc., L+750, 1.00% LIBOR Floor, 10/11/2021(m)(n)	1 Month LIBOR	High Tech Industries	14,909	14,476	14,825
MSC.Software Corp., L+750, 1.00% LIBOR Floor, 6/1/2021(m)	3 Month LIBOR	High Tech Industries	15,000	14,832	15,019
MWI Holdings, Inc., L+925, 1.00% LIBOR Floor, 12/28/2020(n)	3 Month LIBOR	Construction & Building	10,000	9,773	9,950
Navex Global, Inc., L+875, 1.00% LIBOR Floor, 11/18/2022(m)(n)	12 Month LIBOR	High Tech Industries	16,245	16,031	15,920
Onex TSG Holdings II Corp., L+850, 1.00% LIBOR Floor, 7/31/2023(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,249	12,136	12,065
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023(n)	2 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,378	13,095
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021(m)	3 Month LIBOR	Chemicals, Plastics & Rubber	3,469	3,478	3,396
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023(n)	1 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,729	14,737
PetVet Care Centers, LLC, L+850, 1.00% LIBOR Floor, 6/17/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,097	13,095
Pike Corp., L+850, 1.00% LIBOR Floor, 6/22/2022(n)	1 Month LIBOR	Energy: Electricity	12,500	12,354	12,562
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2022	3 Month LIBOR	Telecommunications	3,000	2,882	2,895
PSC Industrial Holdings Corp., L+825, 1.00% LIBOR Floor, 12/5/2021(n)	3 Month LIBOR	Services: Business	10,000	9,842	9,450
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	4,500	4,479	4,399
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021(n)	3 Month LIBOR	Hotel, Gaming & Leisure	6,142	6,142	6,126
Sterling Midco Holdings, Inc., L+775, 1.00% LIBOR Floor, 6/19/2023(n)	3 Month LIBOR	Services: Business	10,462	10,432	10,226
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023(n)	3 Month LIBOR	Services: Business	10,000	9,869	9,400
Survey Sampling International, LLC, L+900, 1.00% LIBOR Floor, 12/16/2021(m)	3 Month LIBOR	Services: Business	15,000	14,763	14,700
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020(n)	3 Month LIBOR	Media: Broadcasting & Subscription	1,606	1,573	1,564
TexOak Petro Holdings LLC, 8.00%, 12/29/2019(q)	None	Energy: Oil & Gas	6,728	1,549	2,590
TMK Hawk Parent, Corp., L+750, 1.00% LIBOR Floor, 10/1/2022(n)	3 Month LIBOR	Beverage, Food & Tobacco	15,000	14,880	14,925
TouchTunes Interactive Networks, Inc, L+825, 1.00% LIBOR Floor, 5/29/2022	3 Month LIBOR	Hotel, Gaming & Leisure	6,000	5,943	5,925
U.S. Renal Care, Inc., L+800, 1.00% LIBOR Floor, 12/29/2023(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,819	8,900
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022(n)	3 Month LIBOR	Automotive	16,000	15,881	15,680
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(n)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,544	12,054
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023	3 Month LIBOR	High Tech Industries	5,000	4,926	4,925
Total Senior Secured Second Lien Debt				437,240	434,347
Collateralized Securities and Structured Products - Debt - 3.8%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(h)	3 Month LIBOR	Diversified Financials	2,000	2,022	1,980
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(h)	3 Month LIBOR	Diversified Financials	610	616	604
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(h)	3 Month LIBOR	Diversified Financials	5,400	5,400	5,292
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(h)	3 Month LIBOR	Diversified Financials	15,500	15,500	14,880
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(g)(h)	3 Month LIBOR	Diversified Financials	5,000	4,615	4,484
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(g)(h)	3 Month LIBOR	Diversified Financials	2,000	1,879	1,799
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(g)(h)	3 Month LIBOR	Diversified Financials	2,500	2,345	2,303
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2016
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(p)	Fair Value(c)
NXT Capital CLO 2014-1, LLC Class E Notes, L+550, 4/23/2026(g)(h)	3 Month LIBOR	Diversified Financials	7,500	7,094	6,772
Total Collateralized Securities and Structured Products - Debt				39,471	38,114
Collateralized Securities and Structured Products - Equity - 3.5%
Anchorage Capital CLO 2012-1, Ltd. Subordinated Notes, 4.57% Estimated Yield, 1/13/2025(h)	(f)	Diversified Financials	4,000	2,882	2,622
APIDOS CLO XVI Subordinated Notes, 3.28% Estimated Yield, 1/19/2025(h)	(f)	Diversified Financials	9,000	4,704	3,099
CENT CLO 19 Ltd. Subordinated Notes, 8.68% Estimated Yield, 10/29/2025(h)	(f)	Diversified Financials	2,000	1,330	1,182
Dryden XXIII Senior Loan Fund Subordinated Notes, 1.40% Estimated Yield, 7/17/2023(h)	(f)	Diversified Financials	9,250	4,726	4,135
Galaxy XV CLO Ltd. Class A Subordinated Notes, 8.72% Estimated Yield, 4/15/2025(h)	(f)	Diversified Financials	4,000	2,424	2,323
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 8.80% Estimated Yield, 10/20/2025(h)	(f)	Diversified Financials	2,000	1,654	1,478
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 10.35% Estimated Yield, 2/2/2026(e)(h)	(f)	Diversified Financials	10,000	9,940	9,773
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 14.59% Estimated Yield, 10/18/2025(h)	(f)	Diversified Financials	8,146	6,106	6,239
Ivy Hill Middle Market Credit Fund X, Ltd. Subordinated Notes, 11.50% Estimated Yield, 7/24/2027(h)	(f)	Diversified Financials	4,760	3,947	3,797
Total Collateralized Securities and Structured Products - Equity				37,713	34,648
Unsecured Debt - 1.7%
American Tire Distributors, Inc., 10.25%, 3/1/2022	None	Automotive	5,000	4,871	4,794
Flex Acquisition Company, Inc., L+700, 1.00% LIBOR Floor, 12/29/2017	1 Month LIBOR	Containers, Packaging & Glass	3,833	3,814	3,845
Radio One, Inc., 9.25%, 2/15/2020	None	Media: Broadcasting & Subscription	9,000	8,605	8,212
Total Unsecured Debt				17,290	16,851
Equity - 0.5%
Mooregate ITC Acquisition, LLC, Class A Units(o)		High Tech Industries	500 Units	563	538
NS NWN Acquisition, LLC(o)		High Tech Industries	346 Units	393	337
NSG Co-Invest (Bermuda), LP(h)(o)		Consumer Goods: Durable	1,575 Units	1,000	1,000
Southcross Holdings GP, LLC, Units(o)		Energy: Oil & Gas	188 Units	—	—
Southcross Holdings LP, Class A-II Units(o)		Energy: Oil & Gas	188 Units	75	71
Speed Commerce Investment Part, LLC(o)		High Tech Industries	629 Units	2,640	3,000
Tenere Inc. Warrant(o)		Capital Equipment	N/A	161	161
TexOak Petro Holdings, LLC(o)		Energy: Oil & Gas	60,000 Units	—	—
Total Equity				4,832	5,107
Short Term Investments - 7.1%(k)
First American Treasury Obligations Fund, Class Z Shares, 0.39%(l)				70,498	70,498
Total Short Term Investments				70,498	70,498
TOTAL INVESTMENTS - 109.0%				$1,096,948	1,089,478
LIABILITIES IN EXCESS OF OTHER ASSETS - (9.0%)					(89,715)
NET ASSETS - 100%					$999,763

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2016
(in thousands)

Counterparty	Instrument	Maturity Date	Notional Amount(d)	Cost(p)	Fair Value(c)
Derivative Asset - 0.0%
Credit Default Swap
JPMorgan Chase Bank, N.A.	Deutsche Bank AG Credit Default Swap	3/20/2017	€22,000	$229	$46
Derivative Liability - (1.5%)
Total Return Swap
Citibank, N.A.	See Note 7	2/18/2017	$407,847	N/A	$(15,402)

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Except for CION / Capitala Senior Loan Fund I, LLC, or CCSLF, the Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio. Unless specifically identified in note q. below, investments do not contain a paid-in-kind, or PIK, interest provision.

b.
The 1, 2, 3 and 12 month London Interbank Offered Rate, or LIBOR, rates were 0.77%, 0.82%, 1.00% and 1.69%, respectively, as of December 31, 2016.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2016, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2016. The 3 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.34%) as of December 31, 2016.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 9).

d.	Denominated in U.S. dollars unless otherwise noted.

e.
As discussed in Note 11, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,119, $711, $2,500, $1,111, $5,274 and $4,127 as of December 31, 2016 to ABG Intermediate Holdings 2 LLC, American Media, Inc., Elemica Holdings, Inc., Ivy Hill Middle Market Credit Fund VIII, Ltd., Ministry Brands, LLC and Studio Movie Grill Holdings, LLC, respectively. As of March 9, 2017, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,119, $415, $10,000, $2,500, $1,111 and $4,127 to ABG Intermediate Holdings 2 LLC, American Media, Inc., CF Entertainment Inc., Elemica Holdings, Inc., Ivy Hill Middle Market Credit Fund VIII, Ltd. and Studio Movie Grill Holdings, LLC, respectively.

f.
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

g.
Great Lakes CLO 2014-1 Class E Notes, Ivy Hill Middle Market Credit Fund VII Class E Notes and NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of December 31, 2016. JFIN CLO 2014 Class E Notes were rated BB on S&P's credit scale as of December 31, 2016.

h.
The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2016, 90.5% of the Company’s total assets represented qualifying assets. In addition, as described in Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 89.1% of the Company’s total assets represented qualifying assets as of December 31, 2016.

i.	Position or a portion thereof unsettled as of December 31, 2016.

j.
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in the syndication in exchange for lower payment priority.

k.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

l.	7-day effective yield as of December 31, 2016.

m.	Investment or a portion thereof was pledged as collateral supporting the amounts outstanding, if any, under the revolving credit facility with East West Bank as of December 31, 2016 (see Note 8).

n.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of December 31, 2016 (see Note 8).

o.	Non-income producing security.

p.	Represents amortized cost for debt investments, cost for equity investments and premium paid for derivatives.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2016
(in thousands)

q.
For the year ended December 31, 2016, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	All-in-Rate
Elements Behavioral Health, Inc.	Senior Secured Second Lien Debt	—	13.00%	13.00%	$—	$700	$700
Petroflow Energy Corp.	Senior Secured First Lien Debt	3.00%	6.00%	9.00%	$14	$99	$113
Rimini Street, Inc.	Senior Secured First Lien Debt	12.00%	3.00%	15.00%	$1,286	$164	$1,450
Sequoia Healthcare Management, LLC	Senior Secured First Lien Debt	12.00%	4.00%	16.00%	$206	$68	$274
Smile Brands Group, Inc.(r)	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$187	$34	$221
Southcross Holdings Borrower LP(s)	Senior Secured First Lien Debt	3.50%	5.50%	9.00%	$2	$6	$8
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.50%	10.50%	$—	$3	$3
TexOak Petro Holdings LLC	Senior Secured Second Lien Debt	—	8.00%	8.00%	$—	$181	$181

r.	Outstanding principal and accrued interest of the underlying loan was fully repaid on August 17, 2016.

s.	Prior to December 31, 2016, the underlying loan was assigned to the Company and removed from the TRS.

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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2015
(in thousands)

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note g. below. Except for CCSLF, the Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio. Unless specifically identified in note l. below, investments do not contain a PIK interest provision.

b.
The 1 and 3 month LIBOR rates were 0.43% and 0.61%, respectively, as of December 31, 2015.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2015, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2015.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 9).

d.
As discussed in Note 11, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,207, $1,069 and $1,128 as of December 31, 2015 and March 11, 2016 to ECI Acquisition Holdings, Inc., Studio Movie Grill Holdings, LLC and ABG Intermediate Holdings 2 LLC, respectively.

e.
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

f.
Great Lakes CLO 2014-1 Class E Notes, Ivy Hill Middle Market Credit Fund VII Class E Notes and NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of December 31, 2015. JFIN CLO 2014 Class E Notes were rated BB on S&P's credit scale as of December 31, 2015.

g.
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

h.	Position or a portion thereof unsettled as of December 31, 2015.

i.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

j.	Effective yield as of December 31, 2015 was <0.01%.

k.	Investment or a portion thereof was pledged as collateral supporting the amounts outstanding, if any, under the revolving credit facility with East West Bank as of December 31, 2015 (See Note 8).

l.
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

m.
Subsequent to December 31, 2015, Elements Behavioral Health, Inc. notified the Company that it would not make its scheduled interest payment due on February 12, 2016. As a result, the Company entered into a new Forbearance Agreement and Eighth Amendment to Second Lien Credit Agreement, which, among other things, modified the interest rate to LIBOR plus 12% and specified that all interest shall be paid-in-kind on each interest payment date through the earlier of the forbearance period termination or June 30, 2017. The investment has not been placed on non-accrual status as the Company believes that all principal and interest is likely to be collected.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
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
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. The Company’s portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt, including corporate bonds and long-term subordinated loans, referred to as mezzanine loans, and equity, of private and thinly traded U.S. middle-market companies.
The Company is managed by CION Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. The Company and CIM have engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, LLC, or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.  On November 1, 2016, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment sub-advisory agreement with AIM for a period of twelve months commencing December 17, 2016.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the accounts of the Company and its wholly-owned subsidiaries.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. The Company does not consolidate its interest in CCSLF.
The Company is considered an investment company as defined in Accounting Standards Update Topic 946, Financial Services – Investment Companies, or ASU 946. Accordingly, the required disclosures as outlined in ASU 946 are included in the Company’s consolidated financial statements.
The Company evaluates subsequent events through the date that the consolidated financial statements are issued.
Recently Adopted Accounting Standards
In August 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires that entities evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent to the date that the financial statements are available to be issued. This guidance was adopted by the Company during the three months ended March 31, 2016. As a result of management's evaluation, no conditions present were identified that raise substantial doubt about the Company’s ability to continue as a going concern and no additional disclosure is required.
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance was adopted by the Company during the three months ended March 31, 2016, which did not have a material impact on the Company’s consolidated financial statements. In addition, no prior-period information was retrospectively adjusted as a result of the adoption of ASU 2015-02.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 requires retrospective application and represents a change in accounting principle.  In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, which allows an entity to continue to present line of credit issuance costs as an asset, regardless of whether there are any outstanding borrowings on the line of credit.  This guidance was adopted by the Company during the three months ended March 31, 2016. No prior-period information was retrospectively adjusted as a result of the adoption of this guidance. As a result, unamortized debt issuance costs of $64 are presented as prepaid expenses and other assets in the consolidated balance sheet as of December 31, 2016 as the Company has no recognized debt liability associated with these costs. In addition, unamortized debt issuance costs of $3,212 were directly deducted from the carrying amount of the associated debt liability in the consolidated balance sheet as of December 31, 2016.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash. The purpose of this guidance is to eliminate diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. As a result, amounts generally described as restricted cash should be included within cash and cash equivalents when reconciling the beginning and

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

ending total amounts shown on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted this guidance during the three months ended December 31, 2016, which had no material impact on the Company's consolidated financial statements.
Recently Announced Accounting Standards
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15, which intends to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements and distributions from certain equity method investments. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, or ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is expected to reduce the number of transactions that need to be further evaluated as businesses. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain types of transactions. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.
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
Foreign Currency Translations
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $70,498 and $18,892 of such investments at December 31, 2016 and 2015, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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

The following table summarizes offering, organizational and other costs incurred by CIG and by the Company from January 31, 2012 (Inception) through December 31, 2016:

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

	Offering, Organizational and Other Costs Incurred by CIG
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(4)	Total
Year Ended
December 31, 2012(1)	$192	$1,620	$200	$2,012
December 31, 2013	—	—	—	—
December 31, 2014	—	—	—	—
December 31, 2015	—	—	—	—
December 31, 2016	—	—	—	—
Total	192	1,620	200	2,012
Costs submitted for reimbursement by CIG(2)	(192)	(1,620)	(200)	(2,012)
Total Unreimbursed Costs at December 31, 2016	$—	$—	$—	$—

	Offering, Organizational and Other Costs Incurred by the Company(3)
Period	Organizational Costs	Offering Costs	Other Pre-Effective Costs(4)	Total
Year Ended
December 31, 2012(1)	$—	$30	$—	$30
December 31, 2013	—	1,787	—	1,787
December 31, 2014	—	2,026	—	2,026
December 31, 2015	—	2,397	—	2,397
December 31, 2016	—	1,165	—	1,165
Total	—	7,405	—	7,405
Costs reimbursed by the Company(2)	192	1,620	200	2,012
Total Costs Incurred by the Company	$192	$9,025	$200	$9,417

Costs paid as of December 31, 2016	$192	$8,837	$200	$9,229
Costs accrued as of December 31, 2016(5)	—	188	—	188
Total Costs Incurred by the Company	$192	$9,025	$200	$9,417

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

(4)
Amounts represent general and administrative expenses, consisting primarily of professional fees and insurance expense, incurred by CIG related to the Company prior to December 17, 2012 and are included in offering, organizational and other costs - CIG in the consolidated statements of operations. For Financial Industry Regulatory Authority, Inc., or FINRA, purposes, these costs are treated as offering and organizational costs and are subject to reimbursement by the Company in accordance with the investment advisory agreement.

(5)
Of this amount, $45 is presented as Due to CIG - offering, organizational and other costs and the remainder is included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2016.

Income Taxes
The Company elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income”, which is generally equal to the sum of the

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not be subject to corporate level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of December 31, 2016.

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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2013, 2014 and 2015.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

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
Revenue Recognition
Securities transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts. For investments in equity tranches of collateralized loan obligations, the Company records income based on the effective interest rate determined using the amortized cost and estimated cash flows, which is updated periodically. Loan origination fees, original issue discounts, and market discounts/premiums are recorded and such amounts are amortized as adjustments to interest income over the respective term of the loan using the effective interest method. The Company records prepayment premiums on loans and debt securities as interest income when it receives such amounts. In addition, the Company may generate revenue in the form of commitment, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with investments are recognized when earned.
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of December 31, 2016 and 2015.
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
Derivative Instrument
The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through current period earnings.
Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity and operational risks. For additional information on the Company's derivative instruments, see Note 7.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

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
Net Increase (Decrease) in Net Assets per Share
Net increase (decrease) in net assets per share is calculated based upon the daily weighted average number of shares of common stock outstanding during the reporting period.
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
The following table summarizes transactions with respect to shares of the Company’s common stock during the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	3,575,156	$34,831	47,539,457	$487,604	36,871,074	$380,483
Reinvestment of distributions	4,413,672	39,047	3,216,195	29,886	1,488,917	13,997
Total gross shares/proceeds	7,988,828	73,878	50,755,652	517,490	38,359,991	394,480
Sales commissions and dealer manager fees	—	(2,823)	—	(43,746)	—	(33,965)
Net shares/proceeds	7,988,828	71,055	50,755,652	473,744	38,359,991	360,515
Share repurchase program	(2,015,632)	(17,832)	(759,920)	(7,097)	(51,540)	(485)
Net shares/proceeds from share transactions	5,973,196	$53,223	49,995,732	$466,647	38,308,451	$360,030

During the years ended December 31, 2016, 2015 and 2014, the Company sold 7,988,828, 50,755,652 and 38,359,991 shares, respectively, at an average price per share of $9.25, $10.20 and $10.28, respectively.

As of December 31, 2016, the Company sold 109,787,557 shares of common stock for net proceeds of $1,117,566 at an average price per share of $10.18. The net proceeds include gross proceeds received from reinvested shareholder distributions of $84,473, for which the Company issued 9,281,664 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $25,414, for which the Company repurchased 2,827,092 shares of common stock.

During the period from January 1, 2017 to March 9, 2017, the Company sold 992,095 shares of common stock pursuant to its follow-on continuous public offering for net proceeds of $9,398 at an average price per share of $9.47. The net proceeds include gross proceeds received from reinvested shareholder distributions of $6,881, for which the Company issued 755,158 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $7,370, for which the Company repurchased 814,223 shares of common stock.

Since commencing its initial continuous public offering on July 2, 2012 and through March 9, 2017, the Company sold 110,720,587 shares of common stock for net proceeds of $1,126,475 at an average price per share of $10.17. The net proceeds include gross proceeds received from reinvested

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

shareholder distributions of $91,354, for which the Company issued 10,036,822 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $32,784, for which the Company repurchased 3,641,315 shares of common stock.

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

The changes to our offering price per share since the commencement of our initial continuous public offering and the associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	New Offering Price Per Share
December 28, 2012	January 2, 2013	$10.04
January 31, 2013	February 1, 2013	$10.13
March 14, 2013	March 18, 2013	$10.19
May 15, 2013	May 16, 2013	$10.24
August 15, 2013	August 16, 2013	$10.32
February 4, 2014	February 5, 2014	$10.45
October 6, 2015	October 7, 2015	$10.20
November 24, 2015	November 25, 2015	$10.05
December 22, 2015	December 23, 2015	$9.95
March 8, 2016	March 9, 2016	$9.40
March 15, 2016	March 16, 2016	$9.45
March 22, 2016	March 23, 2016	$9.50
March 29, 2016	March 30, 2016	$9.55
April 5, 2016	April 6, 2016	$9.60
April 26, 2016	April 27, 2016	$9.65
May 3, 2016	May 4, 2016	$9.70
May 10, 2016	May 11, 2016	$9.75
May 31, 2016	June 1, 2016	$9.80
July 19, 2016	July 20, 2016	$9.85
July 26, 2016	July 27, 2016	$9.90
August 9, 2016	August 10, 2016	$9.95
August 23, 2016	August 24, 2016	$10.00
October 4, 2016	October 5, 2016	$10.05
October 11, 2016	October 12, 2016	$10.10
January 3, 2017	January 4, 2017	$9.57(1)
January 24, 2017	January 25, 2017	$9.60
March 7, 2017	March 8, 2017	$9.65

(1) - On December 28, 2016, the Company entered into an amended and restated follow-on dealer manager agreement pursuant to which, among other things, the dealer manager fee was reduced to 2% and selling commissions were reduced to up to 3%. As a result, the Company adjusted its public offering price from $10.10 per share to $9.57 per share in order to maintain its net offering price of $9.09 per share (net of selling commissions and dealer manager fees).

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

The Company limits the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the issuance of shares pursuant to its fifth amended and restated distribution reinvestment plan. At the discretion of the Company’s board of directors, it may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. In addition, the Company limits the number of shares to be repurchased in any calendar year to 15% of the weighted average number of shares outstanding in the prior calendar year, or 3.75% in each quarter, though the actual number of shares that it offers to repurchase may be less in light of the limitations noted above.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
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

On January 22, 2016, the Company further amended the terms of the quarterly share repurchase program, effective as of the Company’s quarterly repurchase offer for the first quarter of 2016, which commenced in February 2016 and was completed in April 2016. Under the further amended share repurchase program, the Company offered to repurchase shares of common stock at a price equal to 90% of the public offering price in effect on each date of repurchase.

On December 8, 2016, the Company further amended the terms of the quarterly share repurchase program, effective as of the Company's quarterly repurchase offer for the fourth quarter of 2016, which commenced in November 2016 and was completed in January 2017. Under the further amended share and repurchase program, the Company will offer to repurchase shares of common stock at a price equal to the estimated net asset value per share determined on each date of repurchase.

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

The following table summarizes the share repurchases completed during the years ended December 31, 2016 and 2015:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2015
March 31, 2015	January 7, 2015	48,947	100%	$9.41	$460
June 30, 2015	April 1, 2015	42,288	100%	9.41	398
September 30, 2015	July 1, 2015	449,538	100%	9.41	4,228
December 31, 2015	October 7, 2015	219,147	100%	9.18	2,011
Total share repurchases during the year ended December 31, 2015		759,920			$7,097

2016
March 31, 2016	January 4, 2016	272,148	100%	$8.96	$2,437
June 30, 2016	April 6, 2016	674,428	100%	8.64	5,827
September 30, 2016	July 6, 2016	449,816	100%	8.82	3,967
December 31, 2016	October 5, 2016	619,240	100%	9.05	5,601
Total share repurchases during the year ended December 31, 2016		2,015,632			$17,832

Note 4. Transactions with Related Parties

For the years ended December 31, 2016, 2015 and 2014, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2016	2015	2014(3)
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$953	$14,440	$11,172
CIM	Investment adviser	Management fees(2)	20,092	14,827	6,132
CIM	Investment adviser	Incentive fees(2)	—	—	(757)
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	1,834	1,900	1,792
CIG	Sponsor	Reimbursement of offering, organizational and other costs(2)	—	—	1,012
CIG	Sponsor	Recoupment of expense support(2)	667	4,667	622
			$23,546	$35,834	$19,973
(1) Amounts charged directly to equity.
(2) Amounts charged directly to operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

(3)
For the year ended December 31, 2014, CIG provided expense support of $1,880 pursuant to the expense support and conditional reimbursement agreement. Of this amount, $2,106 related to management fees, $1 related to administrative services expense and ($227) related to incentive fees.

On December 28, 2016, the Company entered into an amended and restated follow-on dealer manager agreement with CIM and CION Securities, LLC, or CION Securities, in connection with the Company's continuous follow-on public offering. Under the amended and restated dealer manager agreement, the dealer manager fee was reduced from 3% to 2% of gross offering proceeds and selling commissions to the selling dealers were reduced from up to 7% to up to 3% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 and through March 9, 2017, the Company paid or accrued sales commissions of $63,442 to the selling dealers and dealer manager fees of $31,165 to CION Securities.

The Company has entered into an investment advisory agreement with CIM. On November 1, 2016, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2016.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is described in Note 2.  Refer to Note 7 for a discussion of CIM’s entitlement to receive incentive fees and the Company's accrual of the incentive fee on capital gains with respect to the TRS.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. As of and for the years ended December 31, 2016 and 2015, the Company had no liability for and did not record any capital gains incentive fees. For the year ended December 31, 2014, capital gains incentive fees were ($757), of which ($530) related to the change in unrealized depreciation.

With respect to the TRS, CIM will become entitled to receive a capital gains incentive fee only upon the termination or disposition of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS will be realized. See Note 2 and Note 7 for an additional discussion of CIM's entitlement to receive payment of incentive fees and the Company's accrual of the incentive fee on capital gains with respect to the TRS.

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

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes CIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offerings (without giving effect to any potential expense support from CIG and its affiliates). If the Company sells the maximum number of shares at its latest public offering price of $9.65 per share, the Company estimates that it may incur up to approximately $29,832 of expenses. With respect to any reimbursements for offering and organizational costs, the Company will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.

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

Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of December 31, 2016, the Company raised gross offering proceeds of $1,058,507, of which it can pay up to $15,878 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through December 31, 2016, the Company paid $9,229 of such costs, leaving an additional $6,649 that can be paid. As of March 9, 2017, the Company raised gross offering proceeds of $1,067,905, of which it can pay up to $16,019 in offering and organizational costs

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

(which represents 1.5% of the actual gross offering proceeds raised). Through March 9, 2017, the Company paid $9,464 of such costs, leaving an additional $6,555 that can be paid.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with CIG, whereby CIG agreed to provide expense support to the Company in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. On December 13, 2013 and January 16, 2015, the Company and CIG amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from January 30, 2014 to January 30, 2015 and from January 30, 2015 to December 31, 2015, respectively. On December 16, 2015 and December 14, 2016, the Company further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the agreement and extending the termination date from December 31, 2016 to December 31, 2017, respectively. Commencing with the quarter beginning January 1, 2016, CIG and AIM each agrees to provide expense support to the Company for 50% of its expenses as described above.

For the years ended December 31, 2016 and 2015, the Company did not receive any expense support from CIG or AIM. For the year ended December 31, 2014, the total expense support from CIG, which funded distributions and related to certain operating expenses, was $1,880. See Note 5 for additional information on the sources of the Company’s distributions.

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

Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. During the years ended December 31, 2016, 2015 and 2014, the Company recorded obligations to repay expense support from CIG of $667, $4,667 and $622, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company repaid expense support to CIG of $1,147, $4,187 and $622, respectively. The Company may or may not be requested to reimburse any remaining expense support in the future.

The Company, AIM, or CIG may terminate the expense support and conditional reimbursement agreement at any time. CIG and AIM have indicated that they expect to continue such expense support until they believe that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income. If the Company terminates the investment advisory agreement with CIM and/or the investment sub-advisory agreement with AIM, the Company may be required to repay CIG and AIM all unreimbursed expense support funded by CIG and AIM within three years of the date of termination. The specific amount of expense support provided by CIG and AIM, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that CIG and AIM will support any portion of the Company’s expenses in future quarters.

The table below presents a summary of all expenses supported by CIG for each of the following three month periods in which the Company received expense support from CIG and the associated dates through which such expenses are eligible for reimbursement from the Company.

Three Months Ended	Expense Support from CIG	Recoupment of Expense Support	Unreimbursed Expense Support	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(3)	Eligible for Reimbursement through
December 31, 2012	$117	$117	$—	0.93%	0.00%(2)	December 31, 2015
March 31, 2013	819	819	—	2.75%	7.00%	March 31, 2016
June 30, 2013	1,148	1,148	—	1.43%	7.00%	June 30, 2016
September 30, 2013	1,297	1,297	—	0.49%	7.00%	September 30, 2016
December 31, 2013	695	695	—	0.31%	7.00%	December 31, 2016
March 31, 2014	1,049	1,049	—	0.27%	7.00%	March 31, 2017
December 31, 2014	831	831	—	0.15%	7.00%	December 31, 2017
Total	$5,956	$5,956	$—

(1)
Operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

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

As of December 31, 2016 and 2015, the total liability payable to CIM and its affiliates was $6,508 and $5,735, respectively, which primarily related to fees earned by CIM during the three months ended December 31, 2016 and 2015, respectively.

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

Note 5. Distributions

On February 1, 2014, the Company changed from semi-monthly closings to weekly closings for the sale of the Company’s shares. As result, the Company’s board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of common stock.

The Company’s board of directors declared distributions for 52, 52 and 49 record dates during the years ended December 31, 2016, 2015 and 2014, respectively. Declared distributions are paid monthly.

The following table presents cash distributions per share that were declared during the years ended December 31, 2016, 2015 and 2014:

	Distributions
Three Months Ended	Per Share	Amount
2014
March 31, 2014 (nine record dates)	$0.1679	$3,315
June 30, 2014 (thirteen record dates)	0.1829	5,120
September 30, 2014 (fourteen record dates)	0.1969	7,396
December 31, 2014 (thirteen record dates)	0.1829	8,716
Total distributions for the year ended December 31, 2014	$0.7306	$24,547
2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
June 30, 2015 (thirteen record dates)	0.1829	13,223
September 30, 2015 (thirteen record dates)	0.1829	15,517
December 31, 2015 (thirteen record dates)	0.1829	17,761
Total distributions for the year ended December 31, 2015	$0.7316	$57,268
2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
June 30, 2016 (thirteen record dates)	0.1829	19,167
September 30, 2016 (thirteen record dates)	0.1829	19,480
December 31, 2016 (thirteen record dates)	0.1829	19,808
Total distributions for the year ended December 31, 2016	$0.7316	$77,459

On December 13, 2016, the Company’s board of directors declared five weekly cash distributions of $0.014067 per share, which were paid on February 1, 2017 to shareholders of record on January 3, January 10, January 17, January 24, and January 31, 2017.  On January 17, 2017, the

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

Company’s board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on March 1, 2017 to shareholders of record on February 7, February 14, February 21, and February 28, 2017.  On February 21, 2017, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, payable on March 29, 2017 to shareholders of record on March 7, March 14, March 21, and March 28, 2017.

The Company has adopted an “opt in” distribution reinvestment plan for shareholders. As a result, if the Company makes a distribution, shareholders will receive distributions in cash unless they specifically “opt in” to the fifth amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

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

On January 22, 2016, the Company further amended and restated its distribution reinvestment plan pursuant to the fourth amended and restated distribution reinvestment plan, or the Fourth Amended DRIP.  The Fourth Amended DRIP became effective as of, and first applied to the reinvestment of cash distributions paid on, March 30, 2016. Under the Fourth Amended DRIP, cash distributions to participating shareholders were reinvested in additional shares of common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance.

On December 8, 2016, the Company further amended and restated its distribution reinvestment plan pursuant to the fifth amended and restated distribution reinvestment plan, or the Fifth Amended DRIP. The Fifth Amended DRIP became effective as of, and first applied to the reinvestment of cash distributions paid on, February 1, 2017.  Under the Fifth Amended DRIP, cash distributions to participating shareholders will be reinvested in additional shares of common stock at a purchase price equal to the estimated net asset value per share of common stock as of the date of issuance.

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIG and AIM, which is subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. Through December 31, 2014, a portion of the Company’s distributions resulted from expense support from CIG, and future distributions may result from expense support from CIG and AIM, each of which is subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIG and AIM continue to provide such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIG and AIM have no obligation to provide expense support to the Company in future periods. For the year ended December 31, 2014, if certain expenses were not supported by CIG, some of the distributions may have been a return of capital as described in Note 14.

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016			2015			2014
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income(1)	$0.4302	$45,549	58.8%	$0.3164	$24,762	43.2%	$0.1792	$6,020	24.5%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.2480	26,273	33.9%	0.3868	30,281	52.9%	0.4360	14,650	59.7%
Net gain on TRS loan sales	0.0277	2,916	3.8%	0.0060	472	0.8%	0.0696	2,339	9.5%
Net realized gain on investments	0.0257	2,721	3.5%	0.0143	1,121	2.0%	0.0458	1,538	6.3%
Distributions in excess of net investment income(2)	—	—	—	0.0081	632	1.1%	—	—	—
Total distributions	$0.7316	$77,459	100.0%	$0.7316	$57,268	100.0%	$0.7306	$24,547	100.0%

(1)	Distributions from net investment income include expense support from CIG of $1,880 for the year ended December 31, 2014.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

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

Note 6. Investments

The composition of the Company’s investment portfolio as of December 31, 2016 and 2015 at amortized cost and fair value was as follows:

	December 31, 2016			December 31, 2015
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$489,904	$489,913	48.1%	$106,147	$104,187	16.0%
Senior secured second lien debt	437,240	434,347	42.6%	468,899	453,713	69.7%
Collateralized securities and structured products - debt	39,471	38,114	3.7%	44,361	41,663	6.4%
Collateralized securities and structured products - equity	37,713	34,648	3.4%	31,184	24,604	3.8%
Unsecured debt	17,290	16,851	1.7%	29,553	26,740	4.1%
Equity	4,832	5,107	0.5%	—	—	—
Subtotal/total percentage	1,026,450	1,018,980	100.0%	680,144	650,907	100.0%
Short term investments(2)	70,498	70,498		18,892	18,892
Total investments	$1,096,948	$1,089,478		$699,036	$669,799

(1)	Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments, and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

Acquisition of Credit Suisse Park View BDC, Inc.

On September 30, 2016, Park South Funding, LLC, or Park South, a newly-formed, wholly-owned consolidated subsidiary of the Company, and Credit Suisse Alternative Capital, LLC, or CSAC, the sole owner of Credit Suisse Park View BDC, Inc., or CS Park View, entered into a Purchase and Sale Agreement to effect and consummate the acquisition of CS Park View by Park South. Pursuant to the Purchase and Sale Agreement, Park South acquired one hundred percent of the issued and outstanding shares of common stock of CS Park View from CSAC for a cash purchase price of $276,852. Substantially all of the assets acquired and liabilities assumed were financial assets (interests in senior secured loans and partnership interests of 26 portfolio companies as well as interest receivable and accrued expenses). The Company funded the cash purchase price partially with cash on hand and proceeds received from the JPM Credit Facility (see Note 8).

The acquisition has been accounted for by the Company under the asset acquisition method of accounting in accordance with ASC 805-50, Business Combinations—Related Issues. Under the asset acquisition method of accounting, net assets are recognized based on their cost to the acquiring entity, which includes transaction costs. The purchase price of the assets acquired is allocated to the individual assets acquired or liabilities assumed based on their determined fair values and does not give rise to goodwill. The Company determined that the fair value of the net assets acquired equaled the purchase price, excluding transaction costs. Accordingly, transaction costs of $498 have been expensed during the three months ended September 30, 2016.

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of December 31, 2016 and 2015:

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

	December 31, 2016		December 31, 2015
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
High Tech Industries	$217,339	21.3%	$86,848	13.3%
Services: Business	126,869	12.5%	124,412	19.1%
Healthcare & Pharmaceuticals	118,337	11.6%	54,122	8.3%
Diversified Financials	72,762	7.1%	66,267	10.2%
Media: Advertising, Printing & Publishing	54,354	5.3%	24,627	3.8%
Beverage, Food & Tobacco	53,658	5.3%	62,314	9.6%
Capital Equipment	51,155	5.0%	2,572	0.4%
Automotive	39,192	3.9%	19,766	3.0%
Construction & Building	39,137	3.8%	24,099	3.7%
Telecommunications	35,411	3.5%	9,148	1.4%
Hotel, Gaming & Leisure	28,974	2.8%	26,839	4.1%
Chemicals, Plastics & Rubber	27,253	2.7%	27,161	4.2%
Media: Diversified & Production	23,100	2.3%	10,153	1.6%
Aerospace & Defense	21,780	2.1%	—	—
Retail	18,852	1.9%	8,623	1.4%
Banking, Finance, Insurance & Real Estate	17,636	1.7%	32,224	5.0%
Energy: Electricity	13,715	1.3%	13,677	2.1%
Energy: Oil & Gas	12,803	1.3%	6,274	1.0%
Metals & Mining	11,349	1.1%	—	—
Media: Broadcasting & Subscription	9,776	1.0%	9,952	1.5%
Services: Consumer	9,477	0.9%	13,154	2.0%
Consumer Goods: Non-Durable	8,611	0.8%	13,974	2.1%
Containers, Packaging & Glass	3,845	0.4%	11,851	1.8%
Environmental Industries	2,595	0.3%	2,850	0.4%
Consumer Goods: Durable	1,000	0.1%	—	—
Subtotal/total percentage	1,018,980	100.0%	650,907	100.0%
Short term investments	70,498		18,892
Total investments	$1,089,478		$669,799

	December 31, 2016		December 31, 2015
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$916,260	89.9%	$581,756	89.4%
Cayman Islands	43,234	4.2%	32,258	5.0%
Germany	24,185	2.4%	22,960	3.5%
Canada	16,705	1.6%	1,963	0.3%
Netherlands	10,273	1.0%	9,120	1.4%
Cyprus	4,728	0.5%	—	—
United Kingdom	2,595	0.3%	2,850	0.4%
Bermuda	1,000	0.1%	—	—
Subtotal/total percentage	1,018,980	100.0%	650,907	100.0%
Short term investments	70,498		18,892
Total investments	$1,089,478		$669,799

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

As of December 31, 2016 and 2015, there were no delinquent investments or investments on non-accrual status.
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

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2016 and 2015, the Company’s unfunded commitments amounted to $65,096 and $43,404, respectively. As of March 9, 2017, the Company’s unfunded commitments amounted to $85,986.  Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

Note 7. Derivative Instruments

In the normal course of business and subject to the requirements of the 1940 Act, the Company enters into derivative instruments as part of its investment strategy.

Credit Default Swap

A credit default swap contract represents an agreement in which one party, the protection buyer, pays a fixed fee, the premium, in return for a payment by the other party, the protection seller, contingent upon a specified default event relating to the underlying reference asset or pool of assets. The valuation of the swap for the approximate net amount to be received or paid (i.e., the fair value) is marked to market either by using pricing vendor quotations, counterparty prices or model prices, and such valuations are based on the fair value of the underlying security, current credit spreads for the referenced obligation of the underlying issuer relative to the terms of the contract, current interest rates, interest accrual through the valuation date and certain other factors. Entering into swaps involves varying degrees of risk, including the possibility that there is no liquid market for the contracts, the counterparty to the swap may default on its obligation to perform and there may be unfavorable changes in the credit spreads of the underlying financial instruments. Credit default swaps are included in the consolidated balance sheets as derivative assets.

On October 14, 2016, the Company entered into a credit default swap with JPMorgan Chase Bank N.A., which terminates on March 20, 2017, with a base notional amount of €22,000, to purchase protection with respect to Deutsche Bank AG exposure. As of December 31, 2016, the fair value of the credit default swap was $46, which is presented as derivative assets on the consolidated balance sheet. The unrealized depreciation of the credit default swap of $183 is reflected in net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Total Return Swap

On December 17, 2012, the Company, through its wholly-owned consolidated subsidiary, Flatiron Funding, LLC, or Flatiron, entered into a TRS with Citibank, N.A., or Citibank.  Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $150,000 to $225,000, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Flatiron and Citibank further amended the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS to $275,000 effective February 18, 2014, to $325,000 effective April 30, 2014, to $375,000 effective July 30, 2014, to $475,000 effective September 5, 2014, to $600,000 effective January 20, 2015, to $750,000 effective March 4, 2015 and to $800,000 effective March 22, 2016. Effective October 2, 2015, Flatiron and Citibank amended the TRS to extend the termination or call date from December 17, 2015 to March 17, 2016 and to provide that the floating rate index specified for each loan included in the TRS will not be less than zero.  On December 22, 2015, Flatiron and Citibank further amended the TRS to reduce the ramp-down period from 90 days to 30 days prior to the termination date, which represents the period when reinvestment is no longer permitted under the terms of the TRS. Effective February 18, 2016, Flatiron and Citibank further amended the TRS to extend the termination or call date from March 17, 2016 to February 18, 2017, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.35% to 1.40% per year. Effective February 18, 2017, Flatiron and Citibank further amended the TRS to extend the termination or call date from February 18, 2017 to April 18, 2017. The agreements between Flatiron and Citibank, which collectively establish the TRS, are referred to herein as the TRS Agreement.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

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

Citibank may terminate the TRS on or after April 18, 2017, or the call date. Flatiron may terminate the TRS at any time upon providing no more than 30 days prior notice to Citibank. Any termination prior to the call date will result in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments that would be owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments will equal the product of 80% of the maximum portfolio amount, multiplied by the spread over the floating index rate. The Company estimates the early termination fee would have been approximately $1,218 and $1,729 at December 31, 2016 and 2015, respectively. Flatiron may also be required to pay a minimum usage fee in connection with the TRS. As of December 31, 2016 and 2015, Flatiron owed Citibank a minimum usage fee of $176 and $4, respectively.

The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS are valued in the same manner as loans owned by the Company.  As of December 31, 2016 and 2015, the fair value of the TRS was ($15,402) and ($34,900), respectively. The fair value of the TRS is reflected as unrealized depreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2016 and 2015, Flatiron had selected 51 and 90 underlying loans with a total notional amount of $407,847 and $718,025, respectively. For the same periods, Flatiron posted $143,335 and $226,316 in cash collateral held by Citibank (of which only $131,073 and $187,802 was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.

Receivable due on the TRS is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and fees and net gains on sales and principal repayments of underlying loans of the TRS. As of December 31, 2016 and 2015, the receivable due on the TRS consisted of the following:

	As of December 31,
	2016	2015
Interest and other income from TRS portfolio	$5,620	$8,882
Interest and other expense from TRS portfolio	(1,928)	(2,309)
Net gain (loss) on TRS loan sales	495	(398)
Receivable due on total return swap	$4,187	$6,175

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. For the years ended December 31, 2016, 2015 and 2014, the net realized gain on the TRS consisted of the following:

	Years Ended December 31,
	2016	2015	2014
Interest and other income from TRS portfolio	$39,746	$40,499	$19,081
Interest and other expense from TRS portfolio	(13,473)	(10,218)	(4,431)
Net gain on TRS loan sales	1,886	472	2,339
Net realized gain(1)	$28,159	$30,753	$16,989

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

(1) Net realized gain is reflected in net realized gain on total return swap on the Company's consolidated statements of operations.

In connection with the TRS, Flatiron is required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of and for the year ended December 31, 2016, Flatiron was in compliance with all covenants and reporting requirements.

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

The following is a summary of the underlying loans subject to the TRS as of December 31, 2016:

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Debt
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022	Various	Retail	$14,564	$13,653	$(911)
Access CIG, LLC, L+500, 1.00% LIBOR Floor, 10/18/2021	3 Month LIBOR	Services: Business	6,751	6,798	47
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,679	7,328	(351)
Alvogen Pharma US, Inc., L+500, 1.00% LIBOR Floor, 4/1/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	9,430	9,150	(280)
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	12,158	12,219	61
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020	3 Month LIBOR	Energy: Oil & Gas	4,254	2,370	(1,884)
American Residential Services, LLC, L+450, 1.00% LIBOR Floor, 6/30/2021	3 Month LIBOR	Construction & Building	14,067	14,269	202
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020	3 Month LIBOR	Chemicals, Plastics & Rubber	1,810	1,778	(32)
Avaya Inc., L+525, 1.00% LIBOR Floor, 5/29/2020	3 Month LIBOR	Telecommunications	14,542	12,798	(1,744)
Azure Midstream Energy, LLC, L+650, 1.00% LIBOR Floor, 11/15/2018	1 Month LIBOR	Energy: Oil & Gas	2,375	2,200	(175)
Caraustar Industries, Inc., L+675, 1.25% LIBOR Floor, 5/1/2019	3 Month LIBOR	Forest Products & Paper	11,954	12,521	567
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2020	1 Month LIBOR	Services: Consumer	12,915	13,058	143
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019	3 Month LIBOR	Retail	7,723	4,314	(3,409)
CSP Technologies North America, LLC, L+600, 1.00% LIBOR Floor, 1/29/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	13,385	13,590	205
CT Technologies Intermediate Holdings, Inc., L+425, 1.00% LIBOR Floor, 12/1/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	14,681	14,160	(521)
David's Bridal, Inc., L+400, 1.25% LIBOR Floor, 10/11/2019	3 Month LIBOR	Retail	3,339	3,095	(244)
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022(d)	3 Month LIBOR	Services: Business	12,874	12,094	(780)
EIG Investors Corp., L+548, 1.00% LIBOR Floor, 11/9/2019(d)	3 Month LIBOR	Services: Business	1,773	1,772	(1)
Emmis Operating Company, L+600, 1.00% LIBOR Floor, 6/10/2021	3 Month LIBOR	Media: Broadcasting & Subscription	7,508	7,075	(433)
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(d)	6 Month LIBOR	High Tech Industries	7,174	6,821	(353)
Global Cash Access, Inc., L+525, 1.00% LIBOR Floor, 12/18/2020	2 Month LIBOR	Hotel, Gaming & Leisure	10,483	10,406	(77)
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	4,829	4,520	(309)
IMG Worldwide Holdings, LLC, L+425, 1.00% LIBOR Floor, 5/6/2021	3 Month LIBOR	Media: Diversified & Production	7,111	7,277	166
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020	1 Month LIBOR	Services: Business	5,882	5,409	(473)
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 4/16/2020	3 Month LIBOR	Metals & Mining	3,588	3,528	(60)
Navex Global, Inc, L+475, 1.00% LIBOR Floor, 11/19/2021	6 Month LIBOR	High Tech Industries	13,597	13,617	20
Nielsen & Bainbridge, LLC, L+500, 1.00% LIBOR Floor, 8/15/2020	6 Month LIBOR	Consumer Goods: Durable	15,843	15,942	99
Oasis Outsourcing Holdings, Inc., L+475, 1.00% LIBOR Floor, 12/26/2021	1 Month LIBOR	Services: Business	9,319	9,472	153
Onex TSG Holdings II Corp., L+400, 1.00% LIBOR Floor, 7/29/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	3,408	3,441	33
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	10,236	9,802	(434)
Pelican Products, Inc., L+425, 1.00% LIBOR Floor, 4/10/2020	3 Month LIBOR	Chemicals, Plastics & Rubber	2,493	2,503	10
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(d)	3 Month LIBOR	Aerospace & Defense	6,337	5,564	(773)
PSC Industrial Holdings Corp., L+475, 1.00% LIBOR Floor, 12/5/2020	3 Month LIBOR	Services: Business	4,851	4,741	(110)
Scientific Games International, Inc., L+500, 1.00% LIBOR Floor, 10/1/2021(d)	Various	Hotel, Gaming & Leisure	10,400	10,665	265
SESAC Holdco II LLC, L+425, 1.00% LIBOR Floor, 2/7/2019	1 Month LIBOR	Media: Broadcasting & Subscription	2,935	2,938	3
SG Acquisition, Inc., L+525, 1.00% LIBOR Floor, 8/19/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	11,414	11,547	133
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019	3 Month LIBOR	Services: Business	7,746	7,866	120
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022	3 Month LIBOR	Services: Business	3,845	3,840	(5)
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020	3 Month LIBOR	Services: Business	7,781	7,899	118
TIBCO Software Inc., L+550, 1.00% LIBOR Floor, 12/4/2020	1 Month LIBOR	High Tech Industries	16,827	17,319	492
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/7/2020	1 Month LIBOR	Services: Consumer	5,169	5,176	7
Vince, LLC, L+500, 1.00% LIBOR Floor, 11/27/2019(d)	3 Month LIBOR	Retail	1,124	1,093	(31)
Western Dental Services, Inc., L+650, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	5,573	5,566	(7)
Total Senior Secured First Lien Debt			351,747	341,194	(10,553)

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured Second Lien Debt
Asurion, LLC, L+750, 1.00% LIBOR Floor, 3/3/2021	1 Month LIBOR	Services: Consumer	7,772	8,044	272
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(d)	6 Month LIBOR	High Tech Industries	9,798	7,594	(2,204)
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022	3 Month LIBOR	Retail	3,940	4,010	70
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	3 Month LIBOR	Services: Business	6,965	6,842	(123)
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	13,600	11,318	(2,282)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	8,050	7,830	(220)
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022	1 Month LIBOR	Retail	4,973	4,636	(337)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,002	977	(25)
Total Senior Secured Second Lien Debt			56,100	51,251	(4,849)
Total			$407,847	$392,445	$(15,402)

(a)
All of the underlying loans subject to the TRS are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (d) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

(b)
The 1, 2, 3, and 6 month LIBOR rates were 0.77%, 0.82%, 1.00% and 1.32%, respectively, as of December 31, 2016. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2016, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2016.

(c)	Fair value determined in good faith by the Company’s board of directors (see Note 9).

(d)
All or a portion of the underlying loan subject to the TRS is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2016, 90.5% of the Company’s total assets represented qualifying assets. In addition, as described in this Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 89.1% of the Company’s total assets represented qualifying assets as of December 31, 2016.

(e)
For the year ended December 31, 2016, the following underlying loans subject to the TRS contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Issuer of Underlying Loan	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	All-in-Rate
Smile Brands Group, Inc.(f)	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$233	$41	$274
Southcross Holdings Borrower LP(g)	Senior Secured First Lien Debt	3.50%	5.50%	9.00%	$1	$1	$2

(f)	Outstanding principal and accrued interest of the underlying loan was fully repaid on August 17, 2016.

(g)	Prior to December 31, 2016, the underlying loan was assigned to the Company and removed from the TRS.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Navex Global, Inc, L+475, 1.00% LIBOR Floor, 11/19/2021	6 Month LIBOR	High Tech Industries	13,736	13,444	(292)
Nielsen & Bainbridge, LLC, L+500, 1.00% LIBOR Floor, 8/15/2020	6 Month LIBOR	Consumer Goods: Durable	16,094	16,113	19
Oasis Outsourcing Holdings, Inc., L+475, 1.00% LIBOR Floor, 12/26/2021	1 Month LIBOR	Services: Business	14,392	14,428	36
Onex TSG Holdings II Corp., L+400, 1.00% LIBOR Floor, 7/29/2022	1 Month LIBOR	Healthcare & Pharmaceuticals	7,441	7,402	(39)
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	10,361	8,724	(1,637)
Pelican Products, Inc., L+425, 1.00% LIBOR Floor, 4/10/2020	3 Month LIBOR	Chemicals, Plastics & Rubber	5,622	5,554	(68)
PetroChoice Holdings, Inc., L+500, 1.00% LIBOR Floor, 8/19/2022	1 Month LIBOR	Chemicals, Plastics & Rubber	1,645	1,664	19
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(e)	3 Month LIBOR	Aerospace & Defense	6,564	6,396	(168)
Pike Corp., L+450, 1.00% LIBOR Floor, 12/22/2021	1 Month LIBOR	Energy: Electricity	2,205	2,194	(11)
Polyconcept Finance B.V., L+475, 1.25% LIBOR Floor, 6/28/2019(e)	1 Month LIBOR	Consumer Goods: Non-Durable	6,575	6,547	(28)
PSC Industrial Holdings Corp., L+475, 1.00% LIBOR Floor, 12/5/2020	3 Month LIBOR	Services: Business	4,901	4,888	(13)
Riverbed Technology, Inc., L+500, 1.00% LIBOR Floor, 4/24/2022(d)	3 Month LIBOR	High Tech Industries	16,791	16,771	(20)
RP Crown Parent, LLC, L+500, 1.00% LIBOR Floor, 12/21/2018	3 Month LIBOR	High Tech Industries	15,431	14,127	(1,304)
Scientific Games International, Inc., L+500, 1.00% LIBOR Floor, 10/1/2021(e)	Various	Hotel, Gaming & Leisure	21,430	19,847	(1,583)
SESAC Holdco II LLC, L+425, 1.00% LIBOR Floor, 2/7/2019	6 Month LIBOR	Media: Broadcasting & Subscription	5,049	4,998	(51)
SG Acquisition, Inc., L+525, 1.00% LIBOR Floor, 8/19/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	12,624	12,485	(139)
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019(d)	3 Month LIBOR	Services: Business	10,983	10,953	(30)
Smile Brands Group, Inc., L+775, 1.25% LIBOR Floor, 8/16/2019(f)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,657	3,297	(1,360)
Southcross Holdings Borrower LP, L+500, 1.00% LIBOR Floor, 8/4/2021	3 Month LIBOR	Energy: Oil & Gas	1,249	678	(571)
Steward Health Care System, LLC, L+550, 1.25% LIBOR Floor, 4/10/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	9,817	9,760	(57)
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022	3 Month LIBOR	Services: Business	7,690	7,690	—
Styrolution US Holding LLC, L+550, 1.00% LIBOR Floor, 11/7/2019	1 Month LIBOR	Chemicals, Plastics & Rubber	3,933	3,997	64
Surgery Center Holdings, Inc., L+425, 1.00% LIBOR Floor, 11/3/2020	1 Month LIBOR	Healthcare & Pharmaceuticals	6,466	6,506	40
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020	3 Month LIBOR	Services: Business	7,861	7,801	(60)
TASC, Inc., L+600, 1.00% LIBOR Floor, 5/23/2020(e)	Various	Services: Business	8,114	8,291	177
TIBCO Software Inc., L+550, 1.00% LIBOR Floor, 12/4/2020	1 Month LIBOR	High Tech Industries	16,998	15,844	(1,154)
TMFS Holdings, LLC, L+450, 1.00% LIBOR Floor, 7/30/2021	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,657	14,746	89
TOPPS Company, Inc., L+600, 1.25% LIBOR Floor, 10/2/2018	3 Month LIBOR	Consumer Goods: Non-Durable	2,307	2,254	(53)
Travel Leaders Group, LLC, L+600, 1.00% LIBOR Floor, 12/7/2020	3 Month LIBOR	Services: Consumer	5,473	5,429	(44)
U.S. Farathane, LLC, L+575, 1.00% LIBOR Floor, 12/23/2021(d)	3 Month LIBOR	Automotive	5,119	5,100	(19)
U.S. Renal Care, Inc., L+425, 1.00% LIBOR Floor, 12/30/2022(d)	3 Month LIBOR	Healthcare & Pharmaceuticals	3,233	3,245	12
USS Parent Holdings Corp., L+475, 1.00% LIBOR Floor, 8/5/2021	Prime	Construction & Building	12,305	12,263	(42)
Vince, LLC, L+475, 1.00% LIBOR Floor, 11/27/2019(e)	3 Month LIBOR	Retail	1,124	1,031	(93)
Western Dental Services, Inc., L+650, 1.00% LIBOR Floor, 11/1/2018	3 Month LIBOR	Healthcare & Pharmaceuticals	5,558	4,889	(669)
Total Senior Secured First Lien Debt			661,055	634,597	(26,458)
Senior Secured Second Lien Debt
AmWINS Group, LLC, L+850, 1.00% LIBOR Floor, 9/4/2020	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	870	905	35
Asurion, LLC, L+750, 1.00% LIBOR Floor, 3/3/2021	3 Month LIBOR	Services: Consumer	7,772	6,796	(976)
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(e)	6 Month LIBOR	High Tech Industries	9,798	6,675	(3,123)
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022	3 Month LIBOR	Retail	3,940	3,940	—
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022	3 Month LIBOR	Services: Business	6,965	6,370	(595)
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019	3 Month LIBOR	Healthcare & Pharmaceuticals	13,600	12,119	(1,481)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	8,050	7,620	(430)
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022	1 Month LIBOR	Retail	4,973	3,548	(1,425)
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021	3 Month LIBOR	Telecommunications	1,002	555	(447)
Total Senior Secured Second Lien Debt			56,970	48,528	(8,442)
Total			$718,025	$683,125	$(34,900)

(a)
All of the underlying loans subject to the TRS are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (e) below. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

(b)
The 1, 2, 3, and 6 month LIBOR rates were 0.43%, 0.51%, 0.61% and 0.85%, respectively, as of December 31, 2015.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2015, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2015. The prime rate was 3.50% as of December 31, 2015.

(c)	Fair value determined in good faith by the Company’s board of directors (see Note 9).

(d)	Position or a portion thereof unsettled as of December 31, 2015.

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

In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and from August 26, 2016 to December 31, 2016, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $3,514 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of December 31, 2016 and will amortize to interest expense over the term of the Amended JPM Credit Facility. At December 31, 2016, the unamortized portion of the debt issuance costs was $3,212.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

For the period from August 26, 2016 through December 31, 2016, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

Stated interest expense	$2,753
Non-usage fee	45
Amortization of debt issuance costs	302
Total interest expense	$3,100
Weighted average interest rate(1)	4.41%
Average borrowings	$178,644
(1) Includes the stated interest expense and non-usage fee on the unused portion of the Amended JPM Credit Facility and is annualized for periods covering less than one year.

East West Bank Credit Facility

On April 30, 2015, the Company entered into a revolving credit facility, or the EWB Credit Facility, with East West Bank, or EWB. The EWB Credit Facility provides for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions, and the Company is required to maintain $2,000 in a demand deposit account with EWB at all times. As of and for the year ended December 31, 2016, the Company was in compliance with all covenants and reporting requirements under the EWB Credit Facility.

 Advances under the EWB Credit Facility bear interest at a floating rate equal to (i) the greater of 3.25% per year or the variable rate of interest per year announced by EWB as its prime rate, which was 3.75% at December 31, 2016, plus (ii) a spread of 0.75%. Interest is payable quarterly in arrears. Each advance under the EWB Credit Facility will be due and payable on the earlier of 90 days from the date such advance was made by EWB, or April 27, 2017. The Company may prepay any advance without penalty or premium. The Company will be subject to a non-usage fee of 0.50% per year on the average amount, if any, of the aggregate principal amount available under the EWB Credit Facility that has not been borrowed, payable at the end of each quarter. The non-usage fee, if any, is payable quarterly in arrears. The Company’s obligations to EWB under the EWB Credit Facility are secured by a first priority security interest in certain eligible investments in which the Company has a beneficial interest, as updated from time to time.

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

For the year ended December 31, 2016 and for the period from April 30, 2015 through December 31, 2015, the components of interest expense, average borrowings, and weighted average interest rate for the EWB Credit Facility were as follows:

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

	Year Ended December 31, 2016	Period from April 30, 2015 through December 31, 2015
Amortization of debt issuance costs	$227	$186
Non-usage fee	198	125
Stated interest expense	44	94
Total interest expense	$469	$405
Weighted average interest rate(1)	23.12%	9.37%
Average borrowings(2)	$1,033	$3,407
(1) Includes the stated interest expense and non-usage fees on the unused portion of the EWB Credit Facility.
(2) During the year ended December 31, 2016 and the period from April 30, 2015 through December 31, 2015, amounts were drawn on the EWB Credit Facility for 21 and 71 days, respectively.

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of December 31, 2016 and 2015, according to the fair value hierarchy:

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$489,913	$489,913	$—	$—	$104,187	$104,187
Senior secured second lien debt	—	—	434,347	434,347	—	—	453,713	453,713
Collateralized securities and structured products - debt	—	—	38,114	38,114	—	—	41,663	41,663
Collateralized securities and structured products - equity	—	—	34,648	34,648	—	—	24,604	24,604
Unsecured debt	—	—	16,851	16,851	—	—	26,740	26,740
Equity	—	—	5,107	5,107	—	—	—	—
Short term investments	70,498	—	—	70,498	18,892	—	—	18,892
Total Investments	$70,498	$—	$1,018,980	$1,089,478	$18,892	$—	$650,907	$669,799
Total return swap	$—	$—	$(15,402)	$(15,402)	$—	$—	$(34,900)	$(34,900)
Credit default swap	—	46	—	46	—	—	—	—
Total Derivatives	$—	$46	$(15,402)	$(15,356)	$—	$—	$(34,900)	$(34,900)
Total Investments and Derivatives	$70,498	$46	$1,003,578	$1,074,122	$18,892	$—	$616,007	$634,899

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2016 and 2015:

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

	Year Ended December 31, 2016
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, December 31, 2015	$104,187	$453,713	$41,663	$24,604	$26,740	$—	$(34,900)	$616,007
Investments purchased(2)	423,262	124,281	—	10,000	6,518	5,832	—	569,893
Net realized gain	528	1,384	—	—	463	350	28,159	30,884
Net change in unrealized appreciation	1,969	12,293	1,341	3,515	2,374	275	19,498	41,265
Accretion of discount	1,422	1,104	110	—	127	—	—	2,763
Sales and principal repayments	(41,455)	(158,428)	(5,000)	(3,471)	(19,371)	(1,350)	(28,159)	(257,234)
Ending balance, December 31, 2016	$489,913	$434,347	$38,114	$34,648	$16,851	$5,107	$(15,402)	$1,003,578
Change in net unrealized appreciation on investments still held as of December 31, 2016(1)	$557	$8,568	$1,281	$3,515	$1,268	$275	$15,737	$31,201
(1) Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation (depreciation) on total return swap.
(2) Includes accrued interest receivable capitalized as additional principal due from the borrower for securities that contain a PIK interest provision.

	Year Ended December 31, 2015
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, December 31, 2014	$69,204	$245,258	$27,965	$9,137	$—	$(4,409)	$347,155
Investments purchased	82,147	261,022	15,500	24,914	54,634	—	438,217
Net realized gain	543	27	—	—	551	30,753	31,874
Net change in unrealized depreciation	(1,925)	(14,550)	(1,911)	(6,388)	(2,813)	(30,491)	(58,078)
Accretion of discount	441	390	109	17	68	—	1,025
Sales and principal repayments	(46,223)	(38,434)	—	(3,076)	(25,700)	(30,753)	(144,186)
Ending balance, December 31, 2015	$104,187	$453,713	$41,663	$24,604	$26,740	$(34,900)	$616,007
Change in net unrealized depreciation on investments still held as of December 31, 2015(1)	$(1,910)	$(14,612)	$(1,911)	$(6,388)	$(2,813)	$(30,333)	$(57,967)

(1)
Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation (depreciation) on total return swap.

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of December 31, 2016 and 2015 were as follows:

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

	December 31, 2016
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$417,736	Discounted Cash Flow	Discount Rates	6.0%	-	21.3%	16.5%
	61,846	Broker Quotes	Broker Quotes	N/A			N/A
	10,331	Market Comparable Approach	EBITDA Multiple	4.00x	-	6.00x	4.78x
Senior secured second lien debt	291,189	Discounted Cash Flow	Discount Rates	8.5%	-	20.6%	10.5%
	129,219	Broker Quotes	Broker Quotes	N/A			N/A
	13,939	Market Comparable Approach	EBITDA Multiple	6.50x	-	9.50x	8.09x
			Revenue Multiple	0.65x	-	0.90x	0.65x
Collateralized securities and structured products - debt	38,114	Discounted Cash Flow	Discount Rates	7.8%	-	11.0%	10.1%
Collateralized securities and structured products - equity	34,648	Discounted Cash Flow	Discount Rates	9.3%	-	17.0%	13.8%
Unsecured debt	16,851	Broker Quotes	Broker Quotes	N/A			N/A
Equity	4,946	Market Comparable Approach	EBITDA Multiple	3.75x	-	10.50x	7.23x
	161	Options Pricing Model	Expected Volatility	N/A			36.2%
Total return swap	(1,002)	Discounted Cash Flow	Discount Rates	5.1%	-	14.6%	7.3%
	(14,400)	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,003,578

(1)	Weighted average amounts are based on the estimated fair values.

	December 31, 2015
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$58,715	Discounted Cash Flow	Discount Rates	7.3%	—	13.2%	8.9%
	45,472	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	233,616	Discounted Cash Flow	Discount Rates	9.0%	—	11.7%	10.2%
	220,097	Broker Quotes	Broker Quotes	N/A			N/A
Collateralized securities and structured products - debt	41,663	Discounted Cash Flow	Discount Rates	9.0%	—	12.0%	11.1%
Collateralized securities and structured products - equity	24,604	Discounted Cash Flow	Discount Rates	16.0%	—	17.0%	16.5%
Unsecured debt	26,740	Broker Quotes	Broker Quotes	N/A			N/A
Total return swap	(3,991)	Discounted Cash Flow	Discount Rates	5.6%	—	28.7%	7.6%
	(30,909)	Broker Quotes	Broker Quotes	N/A			N/A
Total	$616,007

(1)	Weighted average amounts are based on the estimated fair values.

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien debt, senior secured second lien debt, collateralized securities and structured products, unsecured debt, equity, and total return swap are discount rates, EBITDA multiples, revenue multiples, broker quotes and expected volatility. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively. A significant increase or decrease in the EBITDA multiples, revenue multiples, broker quotes and expected volatility would result in a significantly higher or lower fair value measurement, respectively.

Note 10. General and Administrative Expense

General and administrative expense consisted of the following items for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Professional fees	$1,623	$1,044	$849
Transfer agent expense	1,272	1,144	627
Dues and subscriptions	775	505	230
Valuation expense	625	310	136
Printing and marketing expense	553	755	681
Due diligence fees	470	1,006	967
Insurance expense	376	297	235
Director fees and expenses	274	296	162
Filing fees	53	478	113
Other expenses	696	413	272
Total general and administrative expense	$6,717	$6,248	$4,272

Note 11. Commitments and Contingencies

The Company entered into certain contracts with other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to such indemnifications to be remote.

As of December 31, 2016 and 2015, the Company’s unfunded commitments were as follows:

Unfunded Commitments	December 31, 2016(1)	December 31, 2015(1)
CCSLF(2)(3)	$40,000	$40,000
Tennessee Merger Sub, Inc.(4)	10,254	—
Ministry Brands, LLC	5,274	—
Studio Movie Grill Holdings, LLC(3)	4,127	1,069
Elemica Holdings, Inc.(3)	2,500	—
ABG Intermediate Holdings 2 LLC(3)	1,119	1,128
Ivy Hill Middle Market Credit Fund VIII, Ltd.(3)	1,111	—
American Media, Inc.(3)	711	—
ECI Acquisition Holdings, Inc.	—	1,207
Total	$65,096	$43,404

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

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

(3)
As of March 9, 2017, the Company's unfunded commitments were to portfolio companies ABG Intermediate Holdings 2 LLC, American Media, Inc., CF Entertainment Inc., Elemica Holdings, Inc., Ivy Hill Middle Market Credit Fund VIII, Ltd. and Studio Movie Grill Holdings, LLC in the amount of $1,119, $415, $10,000, $2,500, $1,111 and $4,127, respectively, and also included an unfunded commitment of $40,000 to CCSLF. In addition, subsequent to December 31, 2016, the Company entered into unfunded commitments of $5,079, $3,606 and $18,030 with American Axle & Manufacturing, Inc., BWAY Holding Company and CenturyLink, Inc., respectively.

(4)
As of December 31, 2016, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Prior to March 9, 2017, the unfunded commitment to Tennessee Merger Sub, Inc. was terminated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

these commitments should the need arise.  For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2016 and 2015, refer to the table above and the consolidated schedules of investments.

The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (i.e., advances from its credit facilities and/or cash flows from operations). The Company will not fund its unfunded commitments from future net proceeds generated by securities offerings. The Company follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments. Specifically, the Company prepares detailed analyses of the level of its unfunded commitments relative to its then available liquidity on a daily basis.  These analyses are reviewed and discussed on a weekly basis by the Company's executive officers and senior members of CIM (including members of the investment committee) and are updated on a “real time” basis in order to ensure that the Company has adequate liquidity to satisfy its unfunded commitments.

The Company does not include its unfunded capital commitment to CCSLF as a senior security for the asset coverage ratio, as the capital commitments cannot be drawn without an affirmative vote by one of the Company's representatives on CCSLF's board of managers.

Note 12. Fee Income

Fee income consists of commitment fees, amendment fees and administrative agent fees. The following table summarizes the Company’s fee income for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Commitment fees	$417	$718	$283
Amendment fees	261	97	96
Administrative agent fees	20	—	20
Total	$698	$815	$399

Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees is non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2016, 2015, 2014 and 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012:

					For the Period from January 31, 2012 (Inception) through December 31, 2012
	Years Ended December 31,
	2016	2015	2014	2013
Per share data:(1)
Net asset value at beginning of period	$8.71	$9.22	$9.32	$8.97	$—
Results of operations:
Net investment income (loss)(2)	0.45	0.32	0.19	(0.01)	0.01
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and loss on foreign currency(3)	0.23	(0.17)	0.02	0.20	0.02
Net realized gain and net change in unrealized appreciation on total return swap	0.45	—	0.33	0.91	0.02
Net increase in net assets resulting from operations(3)	1.13	0.15	0.54	1.10	0.05
Shareholder distributions:
Distributions from net investment income	(0.43)	(0.32)	(0.18)	—	—
Distributions from net realized gains	(0.30)	(0.40)	(0.55)	(0.64)	—
Distributions in excess of net investment income(4)	—	(0.01)	—	(0.08)	—
Net decrease in net assets from shareholders' distributions	(0.73)	(0.73)	(0.73)	(0.72)	—
Capital share transactions:
Issuance of common stock above net asset value(5)	—	0.07	0.09	0.14	9.00
Repurchases of common stock(6)	—	—	—	—	—
Amortization of deferred offering expenses	—	—	—	(0.17)	(0.08)
Net increase (decrease) in net assets resulting from capital share transactions	—	0.07	0.09	(0.03)	8.92
Net asset value at end of period	$9.11	$8.71	$9.22	$9.32	$8.97
Shares of common stock outstanding at end of period	109,787,557	103,814,361	53,818,629	15,510,178	500,338
Total investment return-net asset value(7)	13.51%	2.13%	6.92%	11.96%	(0.35)%
Net assets at beginning of period	$904,326	$496,389	$144,571	$4,487	$4,503
Net assets at end of period	$999,763	$904,326	$496,389	$144,571	$4,487
Average net assets	$936,739	$719,358	$313,044	$51,027	$4,495
Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets(8)	5.09%	3.44%	2.08%	(0.10)%	0.06%
Ratio of gross operating expenses to average net assets(9)	3.51%	3.90%	4.18%	11.51%	2.60%
Ratio of expenses (before expense support from CIG and recoupment of expense support) to average net assets(10)	3.44%	3.25%	3.98%	11.51%	2.60%
Ratio of net expense recoupments (net expense support from CIG) to average net assets(11)	0.07%	0.65%	(0.40)%	(7.76)%	(2.60)%
Ratio of net operating expenses to average net assets	3.51%	3.90%	3.58%	3.75%	—
Portfolio turnover rate(12)	29.78%	20.94%	68.98%	14.97%	0.13%
Asset coverage ratio(13)	3.04	2.84	2.52	2.34	3.02

(1)
The per share data for the years ended December 31, 2016, 2015, 2014 and 2013 was derived by using the weighted average shares of common stock outstanding during each period. The per share data for the period from January 31, 2012 (Inception) through December 31, 2012 was derived by using the weighted average shares of common stock outstanding from the commencement of operations on December 17, 2012 through December 31, 2012.

(2)
Net investment income (loss) per share includes expense support from CIG of $0.06 and $0.72 per share for the years ended December 31, 2014 and 2013, respectively, and $0.23 per share for the period from January 31, 2012 (Inception) through December 31, 2012. Net investment income (loss) per share also includes expense

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

support recoupments by CIG of $0.01, $0.06 and $0.02 per share for the years ended December 31, 2016, 2015 and 2014, respectively. There was no expense support from CIG or AIM for the years ended December 31, 2016 and 2015 and no expense support recoupments by CIG for the year ended December 31, 2013 or for the period from January 31, 2012 (Inception) through December 31, 2012.

(3)
The amount shown for net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and loss on foreign currency is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

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

(5)
The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share for the year ended December 31, 2016.

(6)
Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the years ended December 31, 2016, 2015, 2014 and 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012.

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

(8)
Excluding the impact of expense support from CIG and/or the recoupment of expense support by CIG during the period, the ratio of net investment income (loss) to average net assets would have been 5.16%, 4.09%, 1.68%, (7.86)% and (2.54%) for the years ended December 31, 2016, 2015, 2014 and 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, respectively.

(9)	Ratio of gross operating expenses to average net assets does not include expense support provided by CIG and/or AIM, if any.

(10)	The ratio of gross expense recoupment by CIG to average net assets for the years ended December 31, 2016, 2015 and 2014 were 0.07%, 0.65% and 0.20%, respectively.

(11)
In order to record an obligation to reimburse CIG for expense support provided, the ratio of gross operating expenses to average net assets, when considering the recoupment, in the period in which recoupment is sought, cannot exceeded the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the years ended December 31, 2016, 2015, 2014 and 2013 and for the period from January 31, 2012 (Inception) through December 31, 2012, the ratio of gross operating expenses to average net assets, when considering recoupment of expense support, was 0.59%, 0.63%, 0.80%, 2.45% and 0.93%, respectively.

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

Note 14. Income Taxes

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute substantially all of its taxable income to its shareholders. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to corporate level federal income tax or federal excise taxes. Accordingly, no federal income tax provision was required for the year ended December 31, 2016.

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

As of December 31, 2016 and 2015, the Company made the following reclassifications of permanent book and tax basis differences:

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

Capital Accounts	December 31, 2016	December 31, 2015
Paid-in-capital in excess of par value	$(296)	$(632)
Undistributed net investment income	28,451	32,506
Accumulated net realized gains	(28,155)	(31,874)

These permanent differences are primarily due to the reclassification of foreign currency, the tax treatment of swaps, and nondeductible expenses. These reclassifications had no effect on net assets.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV and were as follows for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income
Ordinary income (before expense support)(1)	$76,553	98.8%	$57,268	100.0%	$22,505	91.7%
Expense support	—	—	—	—	1,880	7.6%
Realized long term capital gains	906	1.2%	—	—	162	0.7%
Total	$77,459	100.0%	$57,268	100.0%	$24,547	100.0%

(1)	Includes net short term capital gains and realized gains on total return swap of $31,007, $31,874 and $18,365 for the years ended December 31, 2016, 2015 and 2014, respectively.

See Note 5, Distributions, for further information.

As of December 31, 2016 and 2015, the components of accumulated earnings on a tax basis were as follows:

	December 31, 2016	December 31, 2015
Undistributed ordinary income	$3,847	$—
Undistributed long term capital gains	924	—
Net unrealized depreciation on investments and total return swap	(26,398)	(64,137)
	$(21,627)	$(64,137)

As of December 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $9,389; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $20,202; the net unrealized depreciation was $10,813; and the aggregate cost of securities for Federal income tax purposes was $1,100,291.

As of December 31, 2015, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $3,728; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $67,865; the net unrealized appreciation was $64,137; and the aggregate cost of securities for Federal income tax purposes was $699,036.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share amounts)

Note 15. Selected Quarterly Financial Data (unaudited)

The following is the selected quarterly financial data as of and for the years ended December 31, 2016 and 2015. The following information reflects all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Investment income	$17,271	$17,830	$18,733	$26,756
Net investment income	10,475	10,830	10,695	15,711
Net realized and unrealized (loss) gain on investments, foreign currency and total return swap	(5,859)	31,107	33,042	13,672
Net increase in net assets resulting from operations	4,616	41,937	43,737	29,383
Net increase in net assets resulting from operations per share of common stock	0.04	0.40	0.41	0.27
Net asset value per share of common stock at end of quarter	8.57	8.79	9.02	9.11
Weighted average shares of common stock outstanding	103,957,573	104,835,705	106,581,390	108,395,601

Quarter Ended	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Investment income	$8,914	$11,918	$14,833	$17,144
Net investment income	2,131	4,506	7,912	10,213
Net realized and unrealized gain (loss) on investments and total return swap	14,695	6,232	(11,502)	(35,629)
Net increase (decrease) in net assets resulting from operations	16,826	10,738	(3,590)	(25,416)
Net increase (decrease) in net assets resulting from operations per share of common stock	0.29	0.15	(0.04)	(0.26)
Net asset value per share of common stock at end of quarter	9.35	9.33	9.13	8.71
Weighted average shares of common stock outstanding	58,939,554	72,323,545	84,923,397	97,313,961

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

In connection with the preparation of our annual consolidated financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2017 Annual Meeting of Shareholders with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

4.1
Form of Follow-On Subscription Agreement (Incorporated by reference to Appendix A to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form N-2 filed with the SEC on February 24, 2017 (File No. 333-203683)).

4.2
Fifth Amended and Restated Distribution Reinvestment Plan of CĪON Investment Corporation (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2016 (File No. 814-00941)).

10.1
Investment Advisory Agreement by and between CĪON Investment Corporation and CION Investment Management, LLC (Incorporated by reference to Exhibit (G)(1) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

10.2
Investment Sub-Advisory Agreement by and among CĪON Investment Management, LLC, CION Investment Corporation and Apollo Investment Management, L.P. (Incorporated by reference to Exhibit (G)(2) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

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

10.6
Dealer Manager Agreement by and among CĪON Investment Corporation, CION Investment Management, LLC and ICON Securities Corp. (Incorporated by reference to Exhibit (H)(1) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

10.7
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of December 17, 2012, by and between Flatiron Funding, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2012 (File No. 814-00941)).

10.8
Thirteenth Amended and Restated Confirmation Letter Agreement, dated as of February 18, 2017, by and between Flatiron Funding, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2017 (File No. 814-00941)).

10.9
Third Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of December 14, 2016, by and among CĪON Investment Corporation, Apollo Investment Management, L.P. and CION Investment Group, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 14, 2016 (File No. 814-00941)).

10.10
Amended and Restated Follow-On Dealer Manager Agreement, dated as of December 28, 2016, by and among CĪON Investment Corporation, CION Investment Management, LLC and CION Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2017 (File No. 814-00941)).

Exhibit Number	Description of Document

10.11	Form of Follow-On Selected Dealer Agreement (Incorporated by reference to Exhibit (H)(4) to Registrant’s Registration Statement on Form N-2 filed with the SEC on April 28, 2015 (File No. 333-203683)).
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

10.16
Limited Liability Company Agreement of CION / Capitala Senior Loan Fund I, LLC, dated as of June 24, 2015, by and between CĪON Investment Corporation and Capitala Finance Corp. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2015 (File No. 814-00941)).

10.17
Loan and Security Agreement, dated as of August 26, 2016, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 814-00941)).

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

10.20
Portfolio Management Agreement, dated as of August 26, 2016, by and between 34th Street Funding, LLC and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 814-00941)).

10.21
Guarantee of CĪON Investment Corporation dated as of August 26, 2016 (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 814-00941)).

10.22
Amended and Restated Loan and Security Agreement, dated as of September 30, 2016, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2016 (File No. 814-00941)).

10.23
Release and Termination Agreement, dated as of September 30, 2016, by and among CĪON Investment Corporation, 34th Street Funding, LLC and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2016 (File No. 814-00941)).

10.24
Amended and Restated Portfolio Management Agreement, dated as of September 30, 2016, by and among 34th Street Funding, LLC, CION Investment Management, LLC and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2016 (File No. 814-00941)).

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 15, 2017
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
Date: March 15, 2017
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
        (Principal Financial and Accounting Officer)
By:  /s/ Robert A. Breakstone
Robert A. Breakstone
        Director
By:  /s/ Peter I. Finlay
Peter I. Finlay
        Director
By:  /s/ Aron I. Schwartz
Aron I. Schwartz
        Director