Form 10-Q
period 2017-03-31
CION Investment Corp
filed 2017-05-15
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes [ ] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [x] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 10, 2017 was 111,249,220.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investments, at fair value (amortized cost of $1,468,258 and $1,096,948, respectively)	$1,457,788	$1,089,478
Derivative asset (cost of $229)	—	46
Cash	23,185	15,046
Restricted cash	2,000	2,000
Due from counterparty(1)	20,081	143,335
Interest receivable on investments	5,300	6,689
Receivable due on investments sold	2,112	—
Unrealized appreciation on total return swap(1)	134	—
Receivable due on total return swap(1)	—	4,187
Prepaid expenses and other assets	105	282
Total assets	$1,510,705	$1,261,063

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$27,760	$15,837
Credit facilities payable (net of unamortized debt issuance costs of $4,805 and $3,212, respectively)	451,316	221,211
Accounts payable and accrued expenses	1,086	1,476
Interest payable	973	864
Commissions payable for common stock purchased	—	2
Accrued management fees	6,482	5,781
Accrued administrative services expense	346	682
Due to CIG - offering costs	45	45
Payable on total return swap(1)	12,687	—
Unrealized depreciation on total return swap(1)	—	15,402
Total liabilities	500,695	261,300

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
111,370,686 and 109,787,557 shares issued and outstanding, respectively	111	110
Capital in excess of par value	1,035,770	1,021,280
Undistributed net investment income	2,684	1,428
Accumulated net unrealized depreciation on investments	(10,470)	(7,653)
Accumulated net realized loss from total return swap(1)	(18,219)	—
Accumulated net unrealized appreciation (depreciation) on total return swap(1)	134	(15,402)
Total shareholders' equity	1,010,010	999,763
Total liabilities and shareholders' equity	$1,510,705	$1,261,063
Net asset value per share of common stock at end of period	$9.07	$9.11
(1) See Note 7 for a discussion of the Company’s total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Investment income
Interest income	$27,498	$17,079
Fee and other income	547	192
Total investment income	28,045	17,271
Operating expenses
Management fees	6,482	4,512
Administrative services expense	346	292
General and administrative(1)	1,746	1,753
Interest expense	2,926	120
Total operating expenses	11,500	6,677
Recoupment of expense support from CIG(2)	—	119
Net operating expenses	11,500	6,796
Net investment income	16,545	10,475
Realized and unrealized gains (losses)
Net realized gain (loss) on investments	740	(8)
Net realized gain on foreign currency	144	—
Net change in unrealized depreciation on investments	(2,817)	(12,605)
Net realized (loss) gain on total return swap(3)	(14,269)	8,362
Net change in unrealized appreciation (depreciation) on total return swap(3)	15,536	(1,608)
Total net realized and unrealized losses	(666)	(5,859)
Net increase in net assets resulting from operations	$15,879	$4,616
Per share information—basic and diluted
Net increase in net assets per share resulting from operations	$0.14	$0.04
Weighted average shares of common stock outstanding	110,083,778	103,957,573
(1)  See Note 10 for details of the Company's general and administrative expenses.
(2)  See Note 4 for a discussion of expense support from CIG and recoupment of expense support.
(3)  See Note 7 for a discussion of the Company's total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$16,545	$10,475
Net realized gain (loss) on investments	740	(8)
Net realized gain on foreign currency	144	—
Net change in unrealized depreciation on investments	(2,817)	(12,605)
Net realized (loss) gain on total return swap(1)	(14,269)	8,362
Net change in unrealized appreciation (depreciation) on total return swap(1)	15,536	(1,608)
Net increase in net assets resulting from operations	15,879	4,616
Changes in net assets from shareholders' distributions:(2)
Net investment income	(15,289)	(10,475)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(3,316)	(8,193)
Net gain on TRS loan sales(4)	(634)	(169)
Net realized gain on investments and foreign currency	(884)	—
Distributions in excess of net investment income(3)	—	(167)
Net decrease in net assets from shareholders' distributions	(20,123)	(19,004)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $448 and $50, respectively	11,935	424
Reinvestment of shareholders' distributions	9,926	9,683
Repurchase of common stock	(7,370)	(2,437)
Net increase in net assets resulting from capital share transactions	14,491	7,670

Total increase (decrease) in net assets	10,247	(6,718)
Net assets at beginning of period	999,763	904,326
Net assets at end of period	$1,010,010	$897,608
Net asset value per share of common stock at end of period	$9.07	$8.57
Shares of common stock outstanding at end of period	111,370,686	104,723,030
Undistributed (distributions in excess of) net investment income at end of period(3)	$2,684	$(167)

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	This table presents changes in net assets from shareholders' distributions on a GAAP basis. See Note 5 for a discussion of the sources of distributions paid by the Company.

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

(4)	During the three months ended March 31, 2017, the Company realized losses of $21,146, which are not currently deductible on a tax-basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$15,879	$4,616
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(1,817)	(409)
Proceeds from principal repayment of investments	109,443	10,749
Purchase of investments	(508,339)	(37,007)
Paid-in-kind interest	(729)	(17)
Decrease in short term investments, net	198	369
Proceeds from sale of investments	30,903	10,920
Net realized (gain) loss on investments	(740)	8
Net unrealized depreciation on investments	2,817	12,605
Net unrealized (appreciation) depreciation on total return swap(1)	(15,536)	1,608
Amortization of deferred financing costs	273	69
(Increase) decrease in due from counterparty(1)	123,254	(5,515)
(Increase) decrease in interest receivable on investments	1,389	1,014
(Increase) decrease in receivable due on investments sold	(2,112)	(7,465)
(Increase) decrease in receivable due on total return swap(1)	16,874	(534)
(Increase) decrease in prepaid expenses and other assets	127	(106)
Increase (decrease) in payable for investments purchased	11,923	(4,870)
Increase (decrease) in accounts payable and accrued expenses	(395)	216
Increase (decrease) in interest payable	109	—
Increase (decrease) in accrued management fees	701	82
Increase (decrease) in accrued administrative services expense	(336)	(325)
Increase (decrease) in accrued recoupment of expense support from CIG(2)	—	(361)
Increase (decrease) in due to CIG - offering, organizational and other costs	—	(20)
Net cash used in operating activities	(216,114)	(14,373)
Financing activities:
Gross proceeds from issuance of common stock	12,383	5,933
Commissions and dealer manager fees paid	(450)	(517)
Repurchase of common stock	(7,370)	(2,437)
Shareholders' distributions paid(3)	(10,197)	(9,321)
Borrowings under revolving credit facilities(4)	231,698	—
Deferred financing costs paid	(1,811)	(150)
Net cash provided by (used in) financing activities	224,253	(6,492)
Net increase (decrease) in cash and restricted cash	8,139	(20,865)
Cash and restricted cash, beginning of period	17,046	39,741
Cash and restricted cash, end of period	$25,185	$18,876
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,540	$50
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions(3)	$9,926	$9,683

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense support from CIG and recoupment of expense support.

(3)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(4)	See Note 8 for a discussion of the Company’s credit facilities.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(r)	Fair Value(c)
Senior Secured First Lien Debt - 85.8%
AbelConn, LLC / Atrenne Computing Solutions, LLC / Airco Industries, LLC, L+875, 1.00% LIBOR Floor, 7/17/2019(j)(n)	3 Month LIBOR	Aerospace & Defense	$21,895	$21,530	$21,840
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022(o)	Various	Retail	14,730	11,537	10,947
Access CIG, LLC, L+500, 1.00% LIBOR Floor, 10/18/2021(o)	3 Month LIBOR	Services: Business	6,781	6,828	6,815
Adams Publishing Group, LLC, L+700, 1.00% LIBOR Floor, 11/3/2020(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	3,704	3,638	3,649
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,683	7,328	7,337
Alvogen Pharma US, Inc., L+500, 1.00% LIBOR Floor, 4/1/2022(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	9,304	9,258	9,298
American Clinical Solutions LLC, L+950, 1.00% LIBOR Floor, 6/11/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	9,034	8,918	8,492
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,694	10,214	10,213
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020	3 Month LIBOR	Energy: Oil & Gas	4,270	2,970	2,968
American Media, Inc., L+750, 1.00% LIBOR Floor, 8/24/2020(i)(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	16,237	15,862	15,953
American Media, Inc., 0.50% Unfunded, 8/24/2020	None	Media: Advertising, Printing & Publishing	801	(24)	(14)
American Media, Inc., 7.50%, 8/24/2020	None	Media: Advertising, Printing & Publishing	206	(6)	(4)
American Residential Services, LLC, L+400, 1.00% LIBOR Floor, 6/30/2022(o)	1 Month LIBOR	Construction & Building	14,102	14,137	14,137
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(n)	1 Month LIBOR	Telecommunications	18,997	17,310	19,009
AMPORTS, Inc., L+500, 1.00% LIBOR Floor, 5/19/2020(j)	3 Month LIBOR	Automotive	19,100	18,767	18,670
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020(o)	1 Month LIBOR	Chemicals, Plastics & Rubber	1,813	1,758	1,767
Arctic Glacier Group Holdings, Inc., L+425, 1.00% LIBOR Floor, 3/20/2024(o)	1 Month LIBOR	Beverage, Food & Tobacco	1,216	1,228	1,231
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(i)(o)	1 Month LIBOR	Construction & Building	2,946	2,931	2,964
Avaya Inc., L+525, 1.00% LIBOR Floor, 5/29/2020(o)	3 Month LIBOR	Telecommunications	14,689	11,531	11,770
Avaya Inc., L+750, 1.00% LIBOR Floor, 1/24/2018	1 Month LIBOR	Telecommunications	3,509	3,479	3,614
Azure Midstream Energy, LLC, L+650, 1.00% LIBOR Floor, 11/15/2018(o)	1 Month LIBOR	Energy: Oil & Gas	2,188	2,088	2,086
Blue Ribbon, LLC, L+400, 1.00% LIBOR Floor, 11/15/2021	3 Month LIBOR	Beverage, Food & Tobacco	9,950	9,950	9,353
California Pizza Kitchen, Inc., L+600, 1.00% LIBOR Floor, 8/23/2022(i)	1 Month LIBOR	Beverage, Food & Tobacco	5,000	5,013	5,000
Caraustar Industries, Inc., L+550, 1.00% LIBOR Floor, 3/14/2022(o)	3 Month LIBOR	Forest Products & Paper	5,620	5,690	5,679
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2020(o)	1 Month LIBOR	Services: Consumer	13,024	13,089	13,057
CF Entertainment Inc., L+850, 1.00% LIBOR Floor, 1/27/2023(n)	3 Month LIBOR	Media: Diversified & Production	50,000	49,067	49,000
CF Entertainment Inc., 2.00% Unfunded, 1/28/2019	None	Media: Diversified & Production	10,000	(243)	(200)
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019	3 Month LIBOR	Retail	7,772	3,992	3,964
Cozzini Bros., Inc., L+550, 1.00% LIBOR Floor, 3/10/2023	2 Month LIBOR	Services: Business	3,000	2,941	2,940
CSP Technologies North America, LLC, L+525, 1.00% LIBOR Floor, 1/29/2022	1 Month LIBOR	Chemicals, Plastics & Rubber	13,623	13,351	13,657
CT Technologies Intermediate Holdings, Inc., L+425, 1.00% LIBOR Floor, 12/1/2021	1 Month LIBOR	Healthcare & Pharmaceuticals	14,713	13,981	13,941
David's Bridal, Inc., L+400, 1.25% LIBOR Floor, 10/11/2019(o)	3 Month LIBOR	Retail	3,477	2,888	2,878
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022(h)(o)	3 Month LIBOR	Services: Business	12,971	12,496	12,517
DFS Holding Company, Inc., L+550, 1.00% LIBOR Floor, 2/17/2022	3 Month LIBOR	Capital Equipment	3,307	3,266	3,265
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(r)	Fair Value(c)
Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC, L+875, 1.00% LIBOR Floor, 10/31/2019(n)	3 Month LIBOR	Construction & Building	10,162	10,034	9,997
Dorner Holding Corp., L+575, 1.00% LIBOR Floor, 3/15/2023	3 Month LIBOR	Capital Equipment	1,118	1,090	1,090
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019(n)	3 Month LIBOR	High Tech Industries	8,495	8,474	8,495
EIG Investors Corp., L+548, 1.00% LIBOR Floor, 11/9/2019(h)(o)	3 Month LIBOR	Services: Business	1,763	1,775	1,774
Elemica, Inc., L+800, 1.00% LIBOR Floor, 7/7/2021(n)	1 Month LIBOR	High Tech Industries	17,369	16,978	17,021
Elemica, Inc., 0.50% Unfunded, 7/7/2021	None	High Tech Industries	2,500	(54)	(50)
Emmis Operating Company, L+600, 1.00% LIBOR Floor, 6/10/2021(o)	3 Month LIBOR	Media: Broadcasting & Subscription	7,328	6,907	6,925
EnTrans International, LLC, L+750, 1.00% LIBOR Floor, 6/4/2020	3 Month LIBOR	Capital Equipment	13,594	10,167	10,161
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(h)(o)	1 Month LIBOR	High Tech Industries	7,331	6,747	6,772
F+W Media, Inc., L+950, 1.25% LIBOR Floor, 6/30/2019(n)(q)	3 Month LIBOR	Media: Diversified & Production	7,280	7,104	2,807
Forbes Media LLC, L+675, 1.00% LIBOR Floor, 9/12/2019(j)	1 Month LIBOR	Media: Advertising, Printing & Publishing	15,000	14,652	14,588
Global Cash Access, Inc., L+525, 1.00% LIBOR Floor, 12/18/2020(o)	3 Month LIBOR	Hotel, Gaming & Leisure	10,562	10,641	10,661
Harland Clarke Holdings Corp., L+550, 1.00% LIBOR Floor, 2/9/2022(o)	2 Month LIBOR	Services: Business	14,912	15,035	15,051
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,887	4,574	4,557
Ignite Restaurant Group, Inc., L+700, 1.00% LIBOR Floor, 2/13/2019(n)	3 Month LIBOR	Beverage, Food & Tobacco	10,482	10,408	6,813
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/21/2018(n)	1 Month LIBOR	Services: Business	8,118	7,536	7,347
Infogroup Inc., L+550, 1.50% LIBOR Floor, 5/26/2018(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,537	15,287	15,517
Intertain Group Ltd., L+650, 1.00% LIBOR Floor, 4/8/2022(h)(n)	1 Month LIBOR	Hotel, Gaming & Leisure	1,713	1,686	1,730
Ipsen International GmbH, L+800, 1.00% LIBOR Floor, 9/30/2019(h)(j)	1 Month LIBOR	Capital Equipment	1,380	1,386	1,387
Ipsen, Inc., L+700, 1.00% LIBOR Floor, 9/30/2019(j)	1 Month LIBOR	Capital Equipment	8,095	8,009	8,095
ITC Service Group Acquisition LLC, L+950, 0.50% LIBOR Floor, 5/26/2021(j)	1 Month LIBOR	High Tech Industries	11,250	11,049	11,081
Labvantage Solutions Inc., L+800, 1.00% LIBOR Floor, 12/29/2020(n)	3 Month LIBOR	High Tech Industries	4,813	4,771	4,813
Labvantage Solutions Ltd., E+800, 1.00% EURIBOR Floor, 12/29/2020(h)	3 Month EURIBOR	High Tech Industries	€4,409	4,913	4,697
Liaison Acquisition, LLC, L+525, 1.00% LIBOR Floor, 2/8/2023	3 Month LIBOR	High Tech Industries	5,000	4,928	4,925
Lift Brands, Inc., L+800, 1.00% LIBOR Floor, 12/23/2019(n)	3 Month LIBOR	Services: Consumer	9,484	9,386	9,413
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020(o)	1 Month LIBOR	Services: Business	5,911	5,528	5,527
Ministry Brands, LLC, L+500, 1.00% LIBOR Floor, 12/2/2022(e)(n)	1 Month LIBOR	Services: Business	4,997	4,801	4,872
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 4/16/2020(o)	3 Month LIBOR	Metals & Mining	3,670	3,563	3,574
Nathan's Famous Inc., 10.00%, 3/15/2020(h)(n)	None	Beverage, Food & Tobacco	6,000	6,000	6,473
Navex Global, Inc., L+425, 1.00% LIBOR Floor, 11/19/2021(o)	1 Month LIBOR	High Tech Industries	13,685	13,728	13,719
Nextech Systems, LLC, L+725, 1.00% LIBOR Floor, 6/22/2021(j)(n)	3 Month LIBOR	High Tech Industries	15,442	14,894	15,134
Nielsen & Bainbridge, LLC, L+500, 1.00% LIBOR Floor, 8/15/2020(o)	2 Month LIBOR	Consumer Goods: Durable	16,022	15,943	15,982
NWN Acquisition Holding Company LLC, L+1000, 1.00% LIBOR Floor, 10/16/2020(j)	3 Month LIBOR	High Tech Industries	13,608	13,273	13,301
Oasis Outsourcing Holdings, Inc., L+475, 1.00% LIBOR Floor, 12/26/2021(o)	1 Month LIBOR	Services: Business	9,389	9,447	9,448
Onex TSG Holdings II Corp., L+400, 1.00% LIBOR Floor, 7/29/2022(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	3,418	3,440	3,441
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,288	9,656	9,710
Orbcomm Inc., 8.00%, 4/1/2024(i)(n)	None	Telecommunications	9,911	9,911	10,010
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(r)	Fair Value(c)
Pelican Products, Inc., L+425, 1.00% LIBOR Floor, 4/10/2020(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	2,497	2,500	2,499
Petroflow Energy Corporation, L+800, 1.00% LIBOR Floor, 6/29/2019(s)	1 Month LIBOR	Energy: Oil & Gas	4,969	4,716	4,758
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(h)(o)	3 Month LIBOR	Aerospace & Defense	6,433	5,406	5,982
Plano Molding Company, LLC, L+750, 1.00% LIBOR Floor, 5/12/2021(n)	2 Month LIBOR	Consumer Goods: Non-Durable	8,818	8,754	8,501
PSC Industrial Holdings Corp., L+475, 1.00% LIBOR Floor, 12/5/2020(o)	3 Month LIBOR	Services: Business	4,888	4,644	4,692
Retriever Medical/Dental Payments LLC, L+475, 1.00% LIBOR Floor, 2/3/2023	3 Month LIBOR	Services: Business	5,000	4,892	4,888
Rimini Street, Inc., 15.00%, 6/24/2020(m)(s)	None	High Tech Industries	19,695	19,504	19,300
Russell Investments US Institutional Holdco, Inc., L+575, 1.00% LIBOR Floor, 6/1/2023(o)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,990	4,047	4,051
SG Acquisition, Inc., L+500, 1.00% LIBOR Floor, 3/29/2024(i)(o)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,545	3,510	3,519
Scientific Games International, Inc., L+400, 0.75% LIBOR Floor, 10/1/2021(h)(o)	2 Month LIBOR	Hotel, Gaming & Leisure	8,266	8,365	8,380
Sequoia Healthcare Management, LLC, 16.00%, 7/17/2019(n)(s)	1 Month LIBOR	Healthcare & Pharmaceuticals	6,327	6,237	6,216
Shift PPC LLC, L+600, 1.00% LIBOR Floor, 12/22/2021	1 Month LIBOR	High Tech Industries	4,941	4,825	4,817
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019(o)	3 Month LIBOR	Services: Business	7,734	7,846	7,832
SmartBear Software Inc., L+750, 1.00% LIBOR Floor, 12/30/2020(n)	3 Month LIBOR	High Tech Industries	18,470	18,172	18,608
Southcross Holdings Borrower LP, 9.00%, 4/13/2023(s)	None	Energy: Oil & Gas	174	153	157
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 1/21/2020(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,250	12,173	12,128
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 7/21/2020(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	252	250	250
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019(n)	3 Month LIBOR	Energy: Oil & Gas	7,287	6,873	5,866
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022(o)	3 Month LIBOR	Services: Business	3,929	3,811	3,801
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/30/2020(e)(n)	3 Month LIBOR	Hotel, Gaming & Leisure	15,143	15,013	15,143
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020(o)	3 Month LIBOR	Services: Business	7,840	7,879	7,879
Telestream Holdings Corp., L+677, 1.00% LIBOR Floor, 1/15/2020(j)(n)	3 Month LIBOR	High Tech Industries	8,706	8,496	8,531
Tenere Inc., L+1000, 1.00% LIBOR Floor, 12/23/2021(n)	3 Month LIBOR	Capital Equipment	31,920	31,348	31,323
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021(h)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,928	15,225
TIBCO Software Inc., L+550, 1.00% LIBOR Floor, 12/4/2020(o)	1 Month LIBOR	High Tech Industries	17,168	17,339	17,382
Vince, LLC, L+500, 1.00% LIBOR Floor, 11/27/2019(h)(o)	3 Month LIBOR	Retail	1,127	1,071	1,070
VRC Companies, LLC, L+650, 1.00% LIBOR Floor, 3/31/2023	6 Month LIBOR	Services: Business	1,512	1,478	1,478
WD Wolverine Holdings, LLC, L+550, 1.00% LIBOR Floor, 8/16/2022(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,500	12,226	12,211
Western Dental Services, Inc., L+650, 1.00% LIBOR Floor, 11/1/2018(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	5,586	5,573	5,579
Worley Claims Services, LLC, L+800, 1.00% LIBOR Floor, 10/31/2020(n)	1 Month LIBOR	Services: Business	20,064	19,885	19,763
Total Senior Secured First Lien Debt				872,344	866,480
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(r)	Fair Value(c)
Senior Secured Second Lien Debt - 43.9%
ABG Intermediate Holdings 2 LLC, L+850, 1.00% LIBOR Floor, 5/27/2022(m)(n)	3 Month LIBOR	Retail	18,666	18,375	18,945
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022(m)	3 Month LIBOR	Services: Business	16,030	15,473	15,549
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,214	9,568
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2021(n)	3 Month LIBOR	Construction & Building	4,933	4,893	4,958
Asurion, LLC, L+750, 1.00% LIBOR Floor, 3/3/2021(o)	1 Month LIBOR	Services: Consumer	7,891	7,996	8,006
Confie Seguros Holding II Co., L+900, 1.25% LIBOR Floor, 5/8/2019	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	13,827	13,413	13,775
Conisus, LLC, L+875, 1.00% LIBOR Floor, 6/23/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	11,750	9,687	8,930
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(h)(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,461	9,215
Elements Behavioral Health, Inc., L+1200, 1.00% LIBOR Floor, 2/11/2020(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,891	5,859	4,889
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022(h)(n)	3 Month LIBOR	Environmental Industries	3,000	2,979	2,738
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(h)	1 Month LIBOR	High Tech Industries	10,000	6,974	6,906
Flexera Software LLC, L+700, 1.00% LIBOR Floor, 4/2/2021	1 Month LIBOR	High Tech Industries	9,385	9,140	9,362
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022(n)	1 Month LIBOR	Services: Business	11,410	11,331	11,253
Global Tel*Link Corp., L+775, 1.25% LIBOR Floor, 11/23/2020	3 Month LIBOR	Telecommunications	9,500	9,491	9,488
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022(o)	3 Month LIBOR	Retail	4,000	4,022	4,015
Institutional Shareholder Services Inc., L+850, 1.00% LIBOR Floor, 4/30/2022(n)	3 Month LIBOR	Services: Business	10,648	10,540	10,755
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022(n)(o)	3 Month LIBOR	Services: Business	10,380	10,277	10,302
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(n)	1 Month LIBOR	Services: Business	7,000	6,900	6,930
Mississippi Sand, LLC, L+1000, 1.00% LIBOR Floor, 11/21/2019	3 Month LIBOR	Metals & Mining	13,196	10,979	11,712
Mitchell International, Inc., L+750, 1.00% LIBOR Floor, 10/11/2021(m)(n)	3 Month LIBOR	High Tech Industries	14,909	14,496	15,015
MSC.Software Corp., L+750, 1.00% LIBOR Floor, 6/1/2021(m)	1 Month LIBOR	High Tech Industries	15,000	14,840	15,019
MWI Holdings, Inc., L+925, 1.00% LIBOR Floor, 12/28/2020(n)	3 Month LIBOR	Construction & Building	10,000	9,788	10,050
Navex Global, Inc., L+875, 1.00% LIBOR Floor, 11/18/2022(m)(n)	6 Month LIBOR	High Tech Industries	10,278	10,149	10,227
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024(h)	3 Month EURIBOR	Chemicals, Plastics & Rubber	€7,489	7,927	7,819
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,636	12,264	12,289
Onex TSG Holdings II Corp., L+850, 1.00% LIBOR Floor, 7/31/2023(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	12,249	12,140	12,111
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023(n)	2 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,380	13,365
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021(m)(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	11,469	11,449	11,426
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023(n)	1 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,738	14,738
PetVet Care Centers, LLC, L+850, 1.00% LIBOR Floor, 6/17/2021(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,114	13,230
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022(o)	1 Month LIBOR	Retail	4,998	4,652	4,651
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2022(n)	3 Month LIBOR	Telecommunications	3,000	2,886	2,940
PSC Industrial Holdings Corp., L+825, 1.00% LIBOR Floor, 12/5/2021(n)	3 Month LIBOR	Services: Business	10,000	9,849	9,350
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021(o)	3 Month LIBOR	Telecommunications	5,500	5,484	5,527
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021(n)	3 Month LIBOR	Hotel, Gaming & Leisure	6,142	6,142	6,134
Sterling Midco Holdings, Inc., L+775, 1.00% LIBOR Floor, 6/19/2023(n)	3 Month LIBOR	Services: Business	10,462	10,434	10,305
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(r)	Fair Value(c)
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023(n)	3 Month LIBOR	Services: Business	10,000	9,872	9,775
Survey Sampling International, LLC, L+900, 1.00% LIBOR Floor, 12/16/2021(m)	3 Month LIBOR	Services: Business	15,000	14,773	14,700
Telecommunications Management, LLC, L+800, 1.00% LIBOR Floor, 10/30/2020(n)	3 Month LIBOR	Media: Broadcasting & Subscription	1,606	1,575	1,614
TexOak Petro Holdings LLC, 8.00%, 12/29/2019(s)	None	Energy: Oil & Gas	6,852	1,820	2,929
TMK Hawk Parent, Corp., L+750, 1.00% LIBOR Floor, 10/1/2022(n)	1 Month LIBOR	Beverage, Food & Tobacco	15,000	14,885	14,925
TouchTunes Interactive Networks, Inc., L+825, 1.00% LIBOR Floor, 5/29/2022	3 Month LIBOR	Hotel, Gaming & Leisure	6,000	5,945	5,925
U.S. Renal Care, Inc., L+800, 1.00% LIBOR Floor, 12/29/2023(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,824	9,000
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022(n)	3 Month LIBOR	Automotive	16,000	15,875	16,120
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(n)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,555	12,182
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023	3 Month LIBOR	High Tech Industries	5,000	4,928	4,975
Total Senior Secured Second Lien Debt				443,788	443,637
Collateralized Securities and Structured Products - Debt - 3.8%
Deutsche Bank AG Frankfurt CRAFT 2013-1A Class Credit Linked Note, L+925, 4/17/2020(h)	3 Month LIBOR	Diversified Financials	2,000	2,020	2,000
Deutsche Bank AG Frankfurt CRAFT 2013-1X Class Credit Linked Note, L+925, 4/17/2020(h)	3 Month LIBOR	Diversified Financials	610	616	610
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019(h)	3 Month LIBOR	Diversified Financials	5,400	5,400	5,314
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(h)	3 Month LIBOR	Diversified Financials	15,500	15,500	15,136
Great Lakes CLO 2014-1, Ltd. Class E Notes, L+525, 4/15/2025(g)(h)	3 Month LIBOR	Diversified Financials	5,000	4,626	4,518
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025(g)(h)	3 Month LIBOR	Diversified Financials	2,000	1,881	1,852
JFIN CLO 2014, Ltd. Class E Notes, L+500, 4/20/2025(g)(h)	3 Month LIBOR	Diversified Financials	2,500	2,350	2,335
NXT Capital CLO 2014-1, LLC Class E Notes, L+550, 4/23/2026(g)(h)	3 Month LIBOR	Diversified Financials	7,500	7,105	6,821
Total Collateralized Securities and Structured Products - Debt				39,498	38,586
Collateralized Securities and Structured Products - Equity - 3.1%
Anchorage Capital CLO 2012-1, Ltd. Subordinated Notes, 7.45% Estimated Yield, 1/13/2025(h)	(f)	Diversified Financials	4,000	2,787	2,402
APIDOS CLO XVI Subordinated Notes, 0.00% Estimated Yield, 1/19/2025(h)	(f)	Diversified Financials	9,000	4,470	4,071
CENT CLO 19 Ltd. Subordinated Notes, 10.50% Estimated Yield, 10/29/2025(h)	(f)	Diversified Financials	2,000	1,308	1,154
Dryden XXIII Senior Loan Fund Subordinated Notes, 0.00% Estimated Yield, 7/17/2023(h)	(f)	Diversified Financials	9,250	1,308	—
Galaxy XV CLO Ltd. Class A Subordinated Notes, 13.94% Estimated Yield, 4/15/2025(h)	(f)	Diversified Financials	4,000	2,347	2,367
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 10.29% Estimated Yield, 10/20/2025(h)	(f)	Diversified Financials	2,000	1,626	1,509
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 10.35% Estimated Yield, 2/2/2026(e)(h)	(f)	Diversified Financials	10,000	9,937	9,762
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 15.54% Estimated Yield, 10/18/2025(h)	(f)	Diversified Financials	8,146	5,998	6,179
Ivy Hill Middle Market Credit Fund X, Ltd. Subordinated Notes, 11.20% Estimated Yield, 7/24/2027(h)	(f)	Diversified Financials	4,760	3,879	3,715
Total Collateralized Securities and Structured Products - Equity				33,660	31,159
Unsecured Debt - 0.4%
Radio One, Inc., 9.25%, 2/15/2020	None	Media: Broadcasting & Subscription	4,000	3,836	3,890
Total Unsecured Debt				3,836	3,890
Equity - 0.4%
Mooregate ITC Acquisition, LLC, Class A Units(p)		High Tech Industries	500 Units	563	550
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2017
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(d)	Cost(r)	Fair Value(c)
NS NWN Acquisition, LLC(p)	High Tech Industries	346 Units	393	338
NSG Co-Invest (Bermuda), LP(h)(p)	Consumer Goods: Durable	1,575 Units	1,000	1,100
Southcross Holdings GP, LLC, Units(p)	Energy: Oil & Gas	188 Units	—	—
Southcross Holdings LP, Class A-II Units(p)	Energy: Oil & Gas	188 Units	75	82
Speed Commerce Investment Part, LLC(p)	High Tech Industries	629 Units	2,640	1,500
Tenere Inc. Warrant(p)	Capital Equipment	N/A	161	166
TexOak Petro Holdings, LLC(p)	Energy: Oil & Gas	60,000 Units	—	—
Total Equity			4,832	3,736
Short Term Investments - 6.9%(k)
First American Treasury Obligations Fund, Class Z Shares, 0.61%(l)			70,300	70,300
Total Short Term Investments			70,300	70,300
TOTAL INVESTMENTS - 144.3%			$1,468,258	1,457,788
LIABILITIES IN EXCESS OF OTHER ASSETS - (44.3%)				(447,778)
NET ASSETS - 100%				$1,010,010

Counterparty	Instrument	Maturity Date	Nominal Amount (d)	Cost(p)	Fair Value(c)
Derivative Asset - 0.0%
Total Return Swap
Citibank, N.A.	See Note 7	4/18/2017	$13,790	N/A	$134

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Except for CION / Capitala Senior Loan Fund I, LLC, or CCSLF, the Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio. Unless specifically identified in note s. below, investments do not contain a paid-in-kind, or PIK, interest provision.

b.
The 1, 2, 3, and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.98%, 1.03%, 1.15%, and 1.42%, respectively, as of March 31, 2017.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2017, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2017. The 3 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.36%) as of March 31, 2017.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 9).

d.	Denominated in U.S. dollars unless otherwise noted.

e.
As discussed in Note 11, on March 31, 2017, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $4,127 and $1,111 to Studio Movie Grill Holdings, LLC and Ivy Hill Middle Market Credit Fund VIII, Ltd., respectively. On May 10, 2017, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $4,127, $1,111, and $180 to Studio Movie Grill Holdings, LLC, Ivy Hill Middle Market Credit Fund VIII, Ltd., and Ministry Brands, LLC, respectively.

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

g.
Great Lakes CLO 2014-1 Class E Notes, Ivy Hill Middle Market Credit Fund VII Class E Notes and NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of March 31, 2017. JFIN CLO 2014 Class E Notes were rated BB on S&P's credit scale as of March 31, 2017.

h.
The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2017, 88.9% of the Company’s total assets represented qualifying assets. In addition, as described in Note 7, the Company calculates its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 88.9% of the Company’s total assets represented qualifying assets as of March 31, 2017.

i.	Position or a portion thereof unsettled as of March 31, 2017.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2017
(in thousands)

j.
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in the syndication in exchange for lower payment priority.

k.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

l.	7-day effective yield as of March 31, 2017.

m.	Security or a portion thereof was pledged as collateral supporting the amounts outstanding, if any, under the revolving credit facility with East West Bank as of March 31, 2017 (see Note 8).

n.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of March 31, 2017 (see Note 8).

o.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank N.A., or Citibank, as of March 31, 2017 (see Note 8).

p.	Non-income producing security.

q.	Investment was on non-accrual status as of March 31, 2017.

r.	Represents amortized cost for debt securities and cost for equity investments.

s.
For the three months ended March 31, 2017, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
Elements Behavioral Health, Inc.	Senior Secured Second Lien Debt	—	13.00%	13.00%	$—	$188	$188
Petroflow Energy Corp.	Senior Secured First Lien Debt	3.00%	6.00%	9.00%	$37	$74	$111
Rimini Street, Inc.	Senior Secured First Lien Debt	12.00%	3.00%	15.00%	$580	$143	$723
Sequoia Healthcare Management, LLC	Senior Secured First Lien Debt	12.00%	4.00%	16.00%	$153	$65	$218
Southcross Holdings Borrower LP	Senior Secured First Lien Debt	3.50%	5.50%	9.00%	$—	$3	$3
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.50%	10.50%	$—	$130	$130
TexOak Petro Holdings LLC	Senior Secured Second Lien Debt	—	8.00%	8.00%	$10	$126	$136

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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2016
(in thousands)

Counterparty	Instrument	Maturity Date	Notional Amount (d)	Cost(p)	Fair Value(c)
Derivative Asset - 0.0%
Credit Default Swap
JPMorgan Chase Bank, N.A.	Deutsche Bank AG Credit Default Swap	3/20/2017	€22,000	$229	$46
Derivative Liability - (1.5%)
Total Return Swap
Citibank, N.A.	See Note 7	2/18/2017	$407,847	N/A	$(15,402)

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Except for CCSLF, the Company does not control and is not an affiliate of any of the portfolio companies in its investment portfolio. Unless specifically identified in note q. below, investments do not contain a PIK interest provision.

b.
The 1, 2, 3 and 12 month LIBOR rates were 0.77%, 0.82%, 1.00% and 1.69%, respectively, as of December 31, 2016.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2016, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2016. The 3 month EURIBOR rate was (0.34%) as of December 31, 2016.

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

k.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

l.	7-day effective yield as of December 31, 2016.

m.	Investment or a portion thereof was pledged as collateral supporting the amounts outstanding, if any, under the revolving credit facility with East West Bank as of December 31, 2016 (see Note 8).

n.	Investment or a portion thereof held within 34th Street and was pledged as collateral supporting the amounts outstanding under the credit facility with JPM as of December 31, 2016 (see Note 8).

o.	Non-income producing security.

p.	Represents amortized cost for debt investments, cost for equity investments and premium paid for derivatives.

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
March 31, 2017
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2016 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2016 are derived from the 2016 audited consolidated financial statements and include the accounts of the Company’s wholly-owned subsidiaries.
The Company is considered an investment company as defined in Accounting Standards Update Topic 946, Financial Services - Investment Companies, or ASU 946. Accordingly, the required disclosures as outlined in ASU 946 are included in the Company’s consolidated financial statements.
The Company evaluates subsequent events through the date that the consolidated financial statements are issued.
Recently Announced Accounting Standards
In August 2016, the Financial Accounting Standards Board, or the FASB, issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15, which intends to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements and distributions from certain equity method investments. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this guidance may impact the presentation of cash flows, but will not otherwise have a material impact on the Company's consolidated balance sheets or statements of operations.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, or ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is expected to reduce the number of transactions that need to be further evaluated as businesses. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain types of transactions. The Company will apply this guidance to its assessment of applicable transactions consummated after the adoption date.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $70,300 and $70,498 of such investments at March 31, 2017 and December 31, 2016, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
Offering and Organizational Costs
Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statements in connection with the continuous public offerings of the Company’s shares. Certain initial offering costs that were funded by CIG on behalf of the Company were submitted by CIG for reimbursement upon meeting the minimum offering requirement on December 17, 2012. These costs were capitalized and amortized over a twelve month period as an adjustment to capital in excess of par value. All other offering costs are expensed as incurred by the Company.
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
Income Taxes
The Company elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not be subject to corporate level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of March 31, 2017.
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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2013, 2014, and 2015.
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
March 31, 2017
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

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
The value of the total return swap, or TRS, was primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS were valued in the same manner as loans owned by the Company. As in all cases, the level in the fair value hierarchy for each instrument is determined based on the lowest level of inputs that are significant to the fair value measurement. The Company classified the TRS as Level 3 within the fair value hierarchy based on the lowest level of significant inputs. For additional information on the TRS, see Note 7.
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of March 31, 2017 and December 31, 2016.
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
March 31, 2017
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
CIM did not take any incentive fees with respect to the Company’s TRS. For purposes of computing the capital gains incentive fee, CIM became entitled to a capital gains incentive fee upon the termination of the TRS, at which point all gains and losses of the underlying loans constituting the reference assets of the TRS were realized. However, realized losses exceeded realized gains on the underlying loans, resulting in no capital gains incentive fees on the TRS. Any net unrealized gains on the TRS were reflected in total assets on the Company’s consolidated balance sheets and included in the computation of the base management fee. Any net unrealized losses on the TRS were reflected in total liabilities on the Company’s consolidated balance sheets and excluded in the computation of the base management fee.
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
March 31, 2017
(in thousands, except share and per share amounts)

Note 3. Share Transactions
The Company’s initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. The Company’s follow-on continuous public offering commenced on January 25, 2016.
The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	1,308,726	$12,383	49,722	$474
Reinvestment of distributions	1,088,626	9,926	1,131,095	9,683
Total gross shares/proceeds	2,397,352	22,309	1,180,817	10,157
Sales commissions and dealer manager fees	—	(448)	—	(50)
Net shares/proceeds	2,397,352	21,861	1,180,817	10,107
Share repurchase program	(814,223)	(7,370)	(272,148)	(2,437)
Net shares/proceeds from share transactions	1,583,129	$14,491	908,669	$7,670
During the three months ended March 31, 2017 and 2016, the Company sold 2,397,352 and 1,180,817 shares, respectively, at an average price per share of $9.31 and $8.60, respectively.
Since commencing its initial continuous public offering on July 2, 2012 and through March 31, 2017, the Company sold 111,370,686 shares of common stock for net proceeds of $1,132,506 at an average price per share of $10.17. The net proceeds include gross proceeds received from reinvested shareholder distributions of $94,399, for which the Company issued 10,370,290 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $32,784, for which the Company repurchased 3,641,315 shares of common stock.
During the period from April 1, 2017 to May 10, 2017, the Company sold 683,900 shares of common stock pursuant to its follow-on continuous public offering for gross proceeds of $6,513 at an average price per share of $9.52. The Company also received gross proceeds of $3,030 from reinvested shareholder distributions, for which the Company issued 331,868 shares of common stock, and paid $10,372 for shares of common stock tendered for repurchase, for which the Company repurchased 1,137,234 shares of common stock.
Since commencing its initial continuous public offering on July 2, 2012 and through May 10, 2017, the Company sold 111,249,220 shares of common stock for net proceeds of $1,131,677 at an average price per share of $10.17. The net proceeds include gross proceeds received from reinvested shareholder distributions of $97,429, for which the Company issued 10,702,158 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $43,156, for which the Company repurchased 4,778,549 shares of common stock.
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
March 31, 2017
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

(1)
On December 28, 2016, the Company entered into an amended and restated follow-on dealer manager agreement pursuant to which, among other things, the dealer manager fee was reduced to up to 2% and selling commissions were reduced to up to 3%. As a result, the Company adjusted its public offering price from $10.10 per share to $9.57 per share in order to maintain its net offering price of $9.09 per share (net of selling commissions and dealer manager fees).

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
The Company limits the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the issuance of shares pursuant to its fifth amended and restated distribution reinvestment plan. At the discretion of the Company’s board of directors, it may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. In addition, the Company limits the number of shares to be repurchased in any calendar year to 15% of the weighted average number of shares outstanding in the prior calendar year, or 3.75% in each quarter, though the actual number of shares that it offers to repurchase may be less in light of the limitations noted above. The Company currently offers to repurchase such shares at a price equal to the estimated net asset value per share on each date of repurchase.
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
March 31, 2017
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
The following table summarizes the share repurchases completed during the three months ended March 31, 2017:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2017	January 4, 2017	814,223	100%	9.05	$7,370
Total		814,223			$7,370
Note 4. Transactions with Related Parties
For the three months ended March 31, 2017 and 2016, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2017	2016
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$210	$15
CIM	Investment adviser	Management fees(2)	6,482	4,512
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	346	292
CIG	Sponsor	Recoupment of expense support(2)	—	119
			$7,038	$4,938

(1)	Amounts charged directly to equity.

(2)	Amounts charged directly to operations.
On December 28, 2016, the Company entered into an amended and restated follow-on dealer manager agreement with CIM and CION Securities, LLC (formerly, ICON Securities, LLC), or CION Securities, in connection with the Company's follow-on continuous public offering. Under the amended and restated dealer manager agreement, the dealer manager fee was reduced from up to 3% to up to 2% of gross offering proceeds and selling commissions to the selling dealers were reduced from up to 7% to up to 3% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 and through May 10, 2017, the Company paid or accrued sales commissions of $63,624 to the selling dealers and dealer manager fees of $31,317 to CION Securities.

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
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three months ended March 31, 2017, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

With respect to the TRS, CIM became entitled to receive a capital gains incentive fee upon the termination of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS were realized. See Note 2 and Note 7 for an additional discussion of CIM’s entitlement to receive payment of incentive fees and the Company’s accrual of the incentive fee on capital gains with respect to the TRS.

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

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes CIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offerings (without giving effect to any potential expense support from CIG and its affiliates). If the Company sells the maximum number of shares at its latest public offering price of $9.65 per share, the Company estimates that it may incur up to approximately $29,830 of expenses. With respect to any reimbursements for offering and organizational costs, the Company will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.
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
Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of March 31, 2017, the Company raised gross offering proceeds of $1,070,891, of which it can pay up to $16,063 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through March 31, 2017, the Company paid $9,540 of such costs, leaving an additional $6,523 that can be paid. As of May 10, 2017, the Company raised gross offering proceeds of $1,077,404, of which it can pay up to $16,161 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through May 10, 2017, the Company paid $9,582 of such costs, leaving an additional $6,579 that can be paid.
On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with CIG, whereby CIG agreed to provide expense support to the Company in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. On December 13, 2013 and January 16, 2015, the Company and CIG amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from January 30, 2014 to January 30, 2015 and from January 30, 2015 to December 31, 2015, respectively. On December 16, 2015 and December 14, 2016, the Company further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the agreement and extending the termination date from December 31, 2016 to December 31, 2017, respectively. Commencing with the quarter beginning January 1, 2016, CIG and AIM each agreed to provide expense support to the Company for 50% of its expenses as described above.
For the three months ended March 31, 2017 and 2016, the Company did not receive any expense support from CIG or AIM.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. During the three months ended March 31, 2016, the Company recorded obligations to repay expense support from CIG of $119. The Company did not record any obligation to repay expense support from CIG during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company repaid expense support to CIG of $480. The Company did not repay any expense support to CIG or AIM during the three months ended March 31, 2017. The Company may or may not be requested to reimburse any future expense support provided by CIG or AIM.
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
As of March 31, 2017 and December 31, 2016, the total liability payable to CIM and its affiliates was $6,873 and $6,508, respectively, which primarily related to fees earned by CIM during the three months ended March 31, 2017 and December 31, 2016, respectively.
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
Note 5. Distributions
The Company’s board of directors authorizes and declares on a monthly basis a weekly distribution amount per share of common stock. During the year ended December 31, 2016 and the three months ended March 31, 2017, the Company’s board of directors declared distributions for 52 and 13 record dates, respectively. Declared distributions are paid monthly.
The following table presents cash distributions per share that were declared during the year ended December 31, 2016 and the three months ended March 31, 2017:

	Distributions
Three Months Ended	Per Share	Amount
2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
June 30, 2016 (thirteen record dates)	0.1829	19,167
September 30, 2016 (thirteen record dates)	0.1829	19,480
December 31, 2016 (thirteen record dates)	0.1829	19,808
Total distributions for the year ended December 31, 2016	$0.7316	$77,459

2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
Total distributions for the three months ended March 31, 2017	$0.1829	$20,123
On March 23, 2017, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on April 26, 2017 to shareholders of record on April 4, April 11, April 18, and April 25, 2017.  On April 18, 2017, the Company’s board of directors declared five weekly cash distributions of $0.014067 per share, payable on May 31, 2017 to shareholders of record on May 2, May 9, May 16, May 23, and May 30, 2017.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
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
The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIG and AIM, which is subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. Through December 31, 2014, a portion of the Company’s distributions resulted from expense support from CIG, and future distributions may result from expense support from CIG and AIM, each of which is subject to repayment by the Company within three years. For the years ended December 31, 2015 and 2016, none of the Company's distributions resulted from expense support from CIG or AIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIG and AIM continue to provide such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIG and AIM have no obligation to provide expense support to the Company in future periods.
The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.1390	$15,289	76.0%	$0.1008	$10,475	55.1%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.0301	3,316	16.5%	0.0789	8,193	43.1%
Net gain on TRS loan sales(1)	0.0058	634	3.1%	0.0016	169	0.9%
Net realized gain on investments and foreign currency	0.0080	884	4.4%	—	—	—
Distributions in excess of net investment income(2)	—	—	—	0.0016	167	0.9%
Total distributions	$0.1829	$20,123	100.0%	$0.1829	$19,004	100.0%

(1)
During the three months ended March 31, 2017, the Company realized losses of $21,146 primarily due to the purchase of loans by Flatiron Funding II, LLC that were previously held in the TRS and are not currently deductible on a tax-basis. See Note 8 for an additional discussion over this purchase.

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
March 31, 2017
(in thousands, except share and per share amounts)

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. These book/tax differences, which could be material, are primarily due to differing treatments of income and gains on various investments held by the Company. Permanent book/tax differences result in reclassifications to capital in excess of par value, accumulated undistributed net investment income, accumulated undistributed realized gain on investments, and accumulated undistributed realized gain on total return swap. During 2016, permanent book/tax differences primarily due to the treatment of the TRS and non-deductible offering costs resulted in a net decrease in distributions in excess of net investment income, a net decrease in accumulated realized gains and a net decrease to capital in excess of par value. These reclassifications had no effect on net assets.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. Except for long term capital gains of $906, all distributions for 2016 were characterized as ordinary income distributions for federal income tax purposes.
The tax components of accumulated earnings for the current year will be determined at year end. As of December 31, 2016, the components of accumulated earnings on a tax basis were as follows:

December 31, 2016
Undistributed ordinary income	$3,847
Undistributed long term capital gains	924
Net unrealized depreciation on investments and total return swap	(26,398)
Total accumulated earnings	$(21,627)
As of March 31, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $10,365; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $45,326; the net unrealized depreciation was $34,961; and the aggregate cost of securities for Federal income tax purposes was $1,492,749.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of March 31, 2017 and December 31, 2016 at amortized cost and fair value was as follows:

	March 31, 2017			December 31, 2016
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$872,344	$866,480	62.4%	$489,904	$489,913	48.1%
Senior secured second lien debt	443,788	443,637	32.0%	437,240	434,347	42.6%
Collateralized securities and structured products - debt	39,498	38,586	2.8%	39,471	38,114	3.7%
Collateralized securities and structured products - equity	33,660	31,159	2.2%	37,713	34,648	3.4%
Unsecured debt	3,836	3,890	0.3%	17,290	16,851	1.7%
Equity	4,832	3,736	0.3%	4,832	5,107	0.5%
Subtotal/total percentage	1,397,958	1,387,488	100.0%	1,026,450	1,018,980	100.0%
Short term investments(2)	70,300	70,300		70,498	70,498
Total investments	$1,468,258	$1,457,788		$1,096,948	$1,089,478

(1)	Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
High Tech Industries	$232,438	16.8%	$217,339	21.3%
Services: Business	215,543	15.5%	126,869	12.5%
Healthcare & Pharmaceuticals	185,075	13.4%	118,337	11.6%
Diversified Financials	69,745	5.0%	72,762	7.1%
Media: Advertising, Printing & Publishing	66,594	4.8%	54,354	5.3%
Telecommunications	62,358	4.5%	35,411	3.5%
Chemicals, Plastics & Rubber	61,121	4.4%	27,253	2.7%
Beverage, Food & Tobacco	55,977	4.0%	53,658	5.3%
Capital Equipment	55,487	4.0%	51,155	5.0%
Media: Diversified & Production	51,607	3.7%	23,100	2.3%
Hotel, Gaming & Leisure	47,973	3.5%	28,974	2.8%
Retail	46,470	3.4%	18,852	1.9%
Construction & Building	42,106	3.0%	39,137	3.8%
Automotive	34,790	2.5%	39,192	3.9%
Services: Consumer	30,476	2.2%	9,477	0.9%
Aerospace & Defense	27,822	2.0%	21,780	2.1%
Banking, Finance, Insurance & Real Estate	21,345	1.5%	17,636	1.7%
Energy: Oil & Gas	18,846	1.4%	12,803	1.3%
Consumer Goods: Durable	17,082	1.2%	1,000	0.1%
Metals & Mining	15,286	1.1%	11,349	1.1%
Media: Broadcasting & Subscription	12,429	0.9%	9,776	1.0%
Consumer Goods: Non-Durable	8,501	0.6%	8,611	0.8%
Forest Products & Paper	5,679	0.4%	—	—
Environmental Industries	2,738	0.2%	2,595	0.3%
Energy: Electricity	—	—	13,715	1.3%
Containers, Packaging & Glass	—	—	3,845	0.4%
Subtotal/total percentage	1,387,488	100.0%	1,018,980	100.0%
Short term investments	70,300		70,498
Total investments	$1,457,788		$1,089,478

	March 31, 2017		December 31, 2016
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,280,653	92.3%	$916,260	89.9%
Cayman Islands	39,864	2.9%	43,234	4.2%
Germany	24,447	1.8%	24,185	2.4%
Netherlands	17,034	1.2%	10,273	1.0%
Canada	16,955	1.2%	16,705	1.6%
Cyprus	4,697	0.3%	4,728	0.5%
United Kingdom	2,738	0.2%	2,595	0.3%
Bermuda	1,100	0.1%	1,000	0.1%
Subtotal/total percentage	1,387,488	100.0%	1,018,980	100.0%
Short term investments	70,300		70,498
Total investments	$1,457,788		$1,089,478

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.
As of March 31, 2017, investments on non-accrual status represented 0.2% of total investments on a fair value basis. As of December 31, 2016, there were no investments on non-accrual status.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

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
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2017 and December 31, 2016, the Company’s unfunded commitments amounted to $90,268 and $65,096, respectively. As of May 10, 2017, the Company’s unfunded commitments amounted to $86,953. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
Note 7. Derivative Instruments

In the normal course of business and subject to the requirements of the 1940 Act, the Company enters into derivative instruments as part of its investment strategy.

Credit Default Swap

A credit default swap contract represents an agreement in which one party, the protection buyer, pays a fixed fee, the premium, in return for a payment by the other party, the protection seller, contingent upon a specified default event relating to the underlying reference asset or pool of assets. The valuation of the swap for the approximate net amount to be received or paid (i.e., the fair value) is marked to market either by using pricing vendor quotations, counterparty prices or model prices, and such valuations are based on the fair value of the underlying security, current credit spreads for the referenced obligation of the underlying issuer relative to the terms of the contract, current interest rates, interest accrual through the valuation date and certain other factors. Entering into swaps involves varying degrees of risk, including the possibility that there is no liquid market for the contracts, the counterparty to the swap may default on its obligation to perform and there may be unfavorable changes in the credit spreads of the underlying financial instruments. Credit default swaps are included in the consolidated balance sheets as derivative assets or derivative liabilities.

On October 14, 2016, the Company entered into a credit default swap with JPMorgan Chase Bank N.A. with a base notional amount of €22,000, to purchase protection with respect to Deutsche Bank AG exposure. As of December 31, 2016, the fair value of the credit default swap was $46, which is presented as derivative asset on the consolidated balance sheet. The swap terminated on March 20, 2017.

Total Return Swap

On December 17, 2012, the Company, through its wholly-owned consolidated subsidiary, Flatiron Funding, LLC, or Flatiron, entered into a TRS with Citibank, N.A., or Citibank.  Effective December 9, 2013, Flatiron and Citibank amended the TRS to, among other things, increase the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan became subject to the TRS) from $150,000 to $225,000, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.25% to 1.35% per year. Between February 18, 2014 and March 22, 2016, Flatiron and Citibank further amended the TRS on seven occasions to increase the maximum aggregate market value of the portfolio of loans subject to the TRS from $225,000 to $800,000. Effective October 2, 2015, Flatiron and Citibank amended the TRS to extend the termination or call date from December 17, 2015 to March 17, 2016 and to provide that the floating rate index specified for each loan included in the TRS would not be less than zero.  On December 22, 2015, Flatiron and Citibank further amended the TRS to reduce the ramp-down period from 90 days to 30 days prior to the termination date, which represented the period when reinvestment was no longer permitted under the terms of the TRS. Effective February 18, 2016, Flatiron and Citibank further amended the TRS to extend the termination or call date from March 17, 2016 to February 18, 2017, and increase the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS by increasing the spread over the floating rate index specified for each such loan from 1.35% to 1.40% per year. Effective February 18, 2017, Flatiron and Citibank further amended the TRS to extend the termination or call date from February 18, 2017 to April 18, 2017. On April 18, 2017, the TRS expired in accordance with its terms. The agreements between Flatiron and Citibank, which collectively established the TRS, are referred to herein as the TRS Agreement.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

Prior to April 18, 2017, any termination prior to the call date would have resulted in payment of an early termination fee to Citibank based on the maximum portfolio amount of the TRS. Under the terms of the TRS, the early termination fee would have equaled the present value of a stream of monthly payments that would have been owed by Flatiron to Citibank for the period from the termination date through and including the call date. Such monthly payments would have equaled the product of 80% of the maximum portfolio amount, multiplied by the spread over the floating index rate. The Company estimates the early termination fee would have been approximately $448 at March 31, 2017. Through February 18, 2017, Flatiron was subject to a minimum usage fee in connection with the TRS. As of March 31, 2017 and December 31, 2016, Flatiron owed Citibank a minimum usage fee of $381 and $176, respectively.

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

The TRS with Citibank enabled the Company, through its ownership of Flatiron, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS was analogous to Flatiron borrowing funds to acquire loans and incurring interest expense to a lender. Under the terms of the TRS Agreement, each asset underlying the TRS constituted a separate total return swap transaction, although all calculations and payments required to be made under the TRS Agreement were calculated and treated on an aggregate basis, based upon all such transactions.

The obligations of Flatiron under the TRS were non-recourse to the Company and the Company’s exposure under the TRS was limited to the value of the Company’s investment in Flatiron, which generally equaled the value of cash collateral provided by Flatiron under the TRS. Pursuant to the terms of the TRS, Flatiron could have selected loans with a maximum aggregate market value (determined at the time each such loan became subject to the TRS) of $800,000. Flatiron was required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Flatiron agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Flatiron were available to pay the debts of the Company.

Unless otherwise specified, each individual loan must have met the obligation criteria described in the TRS Agreement, which included requirements that the loan be rated by Moody’s and S&P, be part of a loan facility of at least $125 million and have at least two bid quotations from a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determined whether there was a failure to satisfy the obligation criteria for each loan in the TRS. If such failure continued for 30 days following the delivery of notice thereof, then Citibank had the right, but not the obligation, to remove the underlying loan from the TRS either through a sale negotiated by the Company or the price determined by Citibank. Citibank also determined whether there was a failure to satisfy the portfolio criteria in the TRS, which included limits on issuer and industry concentration as well as Moody’s and S&P credit metrics. If such failure continued for 30 days following the delivery of notice thereof, then Citibank had the right, but not the obligation, to terminate the TRS. Flatiron received from Citibank all interest and fees payable in respect of the loans included in the TRS. Flatiron paid to Citibank interest at a rate equal to, in respect of each loan included in the TRS, the floating rate index specified for such loan, which would not be less than zero, plus 1.40% per year. In addition, upon the termination or repayment of any loan subject to the TRS, Flatiron either received from Citibank the appreciation in the value of such loan or paid to Citibank any depreciation in the value of such loan.

Under the terms of the TRS, Flatiron may have been required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreased below a specified amount. The limit on the additional collateral that Flatiron may have been required to post pursuant to the TRS was equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Flatiron. The amount of collateral required to be posted by Flatiron was determined primarily on the basis of the aggregate value of the underlying loans.

The Company had no contractual obligation to post any such additional collateral or to make any interest payments to Citibank on behalf of Flatiron. The Company could have, but was not obligated to, increase its investment in Flatiron for the purpose of funding any additional collateral or payment obligations for which Flatiron became obligated during the term of the TRS. If the Company did not make any such additional investment in Flatiron and Flatiron failed to meet its obligations under the TRS, then Citibank had the right to terminate the TRS and seize the cash collateral posted by Flatiron under the TRS. In the event of an early termination of the TRS, Flatiron would have been required to pay an early termination fee.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

The value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS were valued in the same manner as loans owned by the Company.  As of March 31, 2017 and December 31, 2016, the fair value of the TRS was $134 and ($15,402), respectively. The fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of March 31, 2017 and December 31, 2016, Flatiron had selected 5 and 51 underlying loans with a total notional amount of $13,790 and $407,847, respectively. For the same periods, Flatiron posted $20,081 and $143,335 in cash collateral held by Citibank (of which only $20,081 and $131,073 was required to be posted), which is reflected in due from counterparty on the Company’s consolidated balance sheets.
Payable or receivable on total return swap is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and fees and net gains on sales and principal repayments of the underlying loans of the TRS. As of March 31, 2017 and December 31, 2016, the (payable)/receivable on total return swap consisted of the following:

	March 31, 2017	December 31, 2016
Interest and other income from TRS portfolio	$7,385	$5,620
Interest and other expense from TRS portfolio	(2,995)	(1,928)
Net (loss) gain on TRS loan sales	(17,077)	495
(Payable)/receivable on total return swap	$(12,687)	$4,187
Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. For the three months ended March 31, 2017 and 2016, the net realized (loss) gain on the TRS consisted of the following:

	Three Months Ended March 31,
	2017	2016
Interest and other income from TRS portfolio	$6,082	$11,646
Interest and other expense from TRS portfolio	(2,767)	(3,453)
Net (loss) gain on TRS loan sales	(17,584)	169
Net realized (loss) gain (1)	$(14,269)	$8,362

(1)	Net realized (loss) gain is reflected in net realized (loss) gain on total return swap on the Company's consolidated statements of operations.
In connection with the TRS, Flatiron was required to comply with various covenants and reporting requirements as defined in the TRS Agreement. As of and for the three months ended March 31, 2017, Flatiron was in compliance with all covenants and reporting requirements.
CIM did not take any incentive fees with respect to the Company’s TRS. For purposes of computing the capital gains incentive fee, CIM became entitled to a capital gains incentive fee upon the termination of the TRS, at which point all gains and losses of the underlying loans constituting the reference assets of the TRS were realized. However, realized losses exceeded realized gains on the underlying loans, resulting in no capital gains incentive fees on the TRS. For purposes of computing the subordinated incentive fee on income, CIM was not entitled to a subordinated incentive fee on income with respect to the TRS. The net unrealized appreciation on the TRS, if any, was reflected in total assets on the Company’s consolidated balance sheets and included in the computation of the base management fee. The base management fee did not include any net unrealized depreciation on the TRS as such amounts were not included in total assets.
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
For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treated the outstanding notional amount of the TRS, less the total amount of cash collateral posted by Flatiron under the TRS, as a senior security for the life of that instrument.
Further, for purposes of Section 55(a) under the 1940 Act, the Company treated each loan underlying the TRS as a qualifying asset if the obligor on such loan was an eligible portfolio company and as a non-qualifying asset if the obligor was not an eligible portfolio company.
On March 29, 2017, Flatiron Funding II, LLC, or Flatiron Funding II, a newly-formed, wholly-owned, consolidated, special purpose financing subsidiary of the Company, purchased certain loans underlying the TRS with a notional value of $363,860. See Note 8 for additional information on Flatiron Funding II.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2017:

Underlying Loans(a)	Index Rate(b)	Industry	Notional Amount	Fair Value(c)	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Debt
Advanced Integration Technology LP, L+550, 1.00% LIBOR Floor, 4/3/2023(d)	1 Month LIBOR	Aerospace & Defense	$4,000	$4,035	$35
American Residential Services, LLC, L+400, 1.00% LIBOR Floor, 6/30/2022(d)	1 Month LIBOR	Construction & Building	2,865	2,888	23
Navex Global, Inc., L+425, 1.00% LIBOR Floor, 11/19/2021(d)	1 Month LIBOR	High Tech Industries	4,347	4,386	39
SG Acquisition, Inc., L+500, 1.00% LIBOR Floor, 3/29/2024(d)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	662	661	(1)
WD Wolverine Holdings, LLC, L+550, 1.00% LIBOR Floor, 8/16/2022(d)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,916	1,954	38
Total Senior Secured First Lien Debt			$13,790	$13,924	$134
Total			$13,790	$13,924	$134

a.
All of the underlying loans subject to the TRS are issued by eligible U.S. portfolio companies, as defined in the 1940 Act. The Company does not control and is not an affiliate of any of the companies that are issuers of the underlying loans subject to the TRS.

b.
The 1 and 3 month LIBOR rates were 0.98% and 1.15%, respectively, as of March 31, 2017. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2017, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2017.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 9).

d.	Position or a portion thereof unsettled as of March 31, 2017.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
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
Note 8. Credit Facilities

Citibank Credit Facility

On March 29, 2017, Flatiron Funding II entered into a senior secured credit facility with Citibank. The senior secured credit facility with Citibank, or the Citibank Credit Facility, provides for a revolving credit facility in an aggregate principal amount of $325,000 subject to compliance with a borrowing base. On March 29, 2017, Flatiron Funding II drew down $231,698 of borrowings under the Citibank Credit Facility.

Advances under the Citibank Credit Facility bear interest at a floating rate equal to (1) the higher of (a) the Citibank prime rate, (b) the federal funds rate plus 1.5% or (c) the three-month LIBOR plus 1.0%, plus (2) a spread of (a) 2% per year during the period from and including March 29, 2017 and the earlier of March 29, 2019 and the date the Citibank Credit Facility matures, or (b) 3% per year during the period from the date the Citibank Credit Facility matures until all obligations under the Citibank Credit Facility have been paid in full. Interest is payable quarterly in arrears. All advances under the Citibank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than March 30, 2020. Flatiron Funding II may prepay advances pursuant to the terms and conditions of the credit and security agreement, subject to a 0.75% or 0.50% premium if the amount of the Citibank Credit Facility is reduced or terminated on or prior to March 29, 2018 or March 29, 2019, respectively. In addition, Flatiron Funding II will be subject to a non-usage fee of 0.75% per year (subject to an increase to 2% in certain circumstances) on the amount, if any, of the aggregate principal amount available under the Citibank Credit Facility that has not been borrowed. The non-usage fees, if any, are payable quarterly in arrears. Flatiron Funding II incurred certain customary costs and expenses in connection with obtaining the Citibank Credit Facility.

The Company incurred debt issuance costs of $1,816 in connection with obtaining the Citibank Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Citibank Credit Facility, which is included in the Company’s consolidated balance sheet as of March 31, 2017 and will amortize to interest expense over the term of the Citibank Credit Facility. At March 31, 2017, the unamortized portion of the debt issuance costs was $1,811.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

Flatiron Funding II purchased loans and other corporate debt securities with a fair value of $354,967 on the closing date pursuant to master participation and assignment agreements between Flatiron Funding II and each of 15th Street Loan Funding LLC and 15th Street Loan Funding 2 LLC, each a special purpose subsidiary of Citibank. 15th Street Loan Funding LLC and 15th Street Loan Funding 2 LLC held loans and other corporate debt securities in connection with the TRS Agreement between Citibank and Flatiron. Flatiron Funding II’s obligations to Citibank under the Citibank Credit Facility are secured by a first priority security interest in all of the assets of Flatiron Funding II. The obligations of Flatiron Funding II under the Citibank Credit Facility are non-recourse to the Company, and the Company’s exposure under the Citibank Credit Facility is limited to the value of the Company’s investment in Flatiron Funding II.

In connection with the Citibank Credit Facility, Flatiron Funding II has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. From the inception of the Citibank Credit Facility on March 29, 2017 to March 31, 2017, Flatiron Funding II was in compliance with all covenants and reporting requirements.

For the period from March 29, 2017 through March 31, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Citibank Credit Facility were as follows:

Stated interest expense	$61
Non-usage fee	6
Amortization of deferred financing costs	5
Total interest expense	$72
Weighted average interest rate(1)	3.45%
Average borrowings	$231,698

(1)	Includes the stated interest expense and non-usage fee on the unused portion of the Citibank Credit Facility and is annualized for periods covering less than one year.

JPM Credit Facility

On August 26, 2016, 34th Street Funding, LLC, or 34th Street, a newly-formed, wholly-owned, consolidated, special purpose financing subsidiary of the Company, entered into a senior secured credit facility with JPMorgan Chase Bank, National Association, or JPM. The senior secured credit facility with JPM, or the JPM Credit Facility, provides for borrowings in an aggregate principal amount of $150,000, of which $25,000 may be funded as a revolving credit facility, subject to conditions described in the JPM Credit Facility. On August 26, 2016, 34th Street drew down $57,000 of borrowings under the JPM Credit Facility.

On September 30, 2016, 34th Street amended and restated the JPM Credit Facility, or the Amended JPM Credit Facility, with JPM. Under the Amended JPM Credit Facility, the aggregate principal amount available for borrowings was increased from $150,000 to $225,000, of which $25,000 may be funded as a revolving credit facility, subject to conditions described in the Amended JPM Credit Facility. On September 30, 2016, 34th Street drew down $167,423 of additional borrowings under the Amended JPM Credit Facility, a portion of which was used to purchase the portfolio of loans from Credit Suisse Park View BDC, Inc. No other material terms of the JPM Credit Facility were revised in connection with the Amended JPM Credit Facility.

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

In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended March 31, 2017, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $3,514 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended JPM Credit Facility. At March 31, 2017, the unamortized portion of the debt issuance costs was $2,994.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

For the three months ended March 31, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

Stated interest expense	$2,535
Non-usage fee	1
Amortization of deferred financing costs	218
Total interest expense	$2,754
Weighted average interest rate(1)	4.48%
Average borrowings	$224,423

(1)	Includes the stated interest expense and non-usage fee on the unused portion of the Amended JPM Credit Facility and is annualized for periods covering less than one year.
East West Bank Credit Facility
On April 30, 2015, the Company entered into a revolving credit facility, or the EWB Credit Facility, with East West Bank, or EWB. The EWB Credit Facility provided for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions, and the Company was required to maintain $2,000 in a demand deposit account with EWB at all times. As of and for the three months ended March 31, 2017, the Company was in compliance with all covenants and reporting requirements under the EWB Credit Facility. On April 27, 2017, the EWB Credit Facility expired in accordance with its terms. There were no outstanding borrowings under the EWB Credit Facility as of April 27, 2017.
Advances under the EWB Credit Facility bore interest at a floating rate equal to (i) the greater of 3.25% per year or the variable rate of interest per year announced by EWB as its prime rate, which was 4.00% at March 31, 2017, plus (ii) a spread of 0.75%. Interest was payable quarterly in arrears. Each advance under the EWB Credit Facility was due and payable on the earlier of 90 days from the date such advance was made by EWB, or April 27, 2017. The Company could have prepaid any advance without penalty or premium. The Company was subject to a non-usage fee of 0.50% per year on the average amount, if any, of the aggregate principal amount available under the EWB Credit Facility that was not borrowed, payable at the end of each quarter. The non-usage fee, if any, was payable quarterly in arrears. The Company’s obligations to EWB under the EWB Credit Facility were secured by a first priority security interest in certain eligible investments in which the Company had a beneficial interest, as updated from time to time.
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
On April 21, 2016, the Company entered into the second amendment to the EWB Credit Facility with EWB. Under the second amendment, the date after which the amended provisions of the first amendment reverted back to their original terms was extended from July 31, 2016 to September 30, 2016 and the maturity date of the EWB Credit Facility was extended from April 29, 2016 to April 27, 2017.
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
For the three months ended March 31, 2017 and 2016, the components of interest expense and average borrowings for the EWB Credit Facility were as follows:

	Three Months Ended March 31,
	2017	2016
Amortization of deferred financing costs	$50	$69
Non-usage fee	50	51
Total interest expense	$100	$120
Average borrowings	$—	$—

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of March 31, 2017 and December 31, 2016, according to the fair value hierarchy:

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$866,480	$866,480	$—	$—	$489,913	$489,913
Senior secured second lien debt	—	—	443,637	443,637	—	—	434,347	434,347
Collateralized securities and structured products - debt	—	—	38,586	38,586	—	—	38,114	38,114
Collateralized securities and structured products - equity	—	—	31,159	31,159	—	—	34,648	34,648
Unsecured debt	—	—	3,890	3,890	—	—	16,851	16,851
Equity	—	—	3,736	3,736	—	—	5,107	5,107
Short term investments	70,300	—	—	70,300	70,498	—	—	70,498
Total Investments	$70,300	$—	$1,387,488	$1,457,788	$70,498	$—	$1,018,980	$1,089,478
Total return swap	$—	$—	$134	$134	$—	$—	$(15,402)	$(15,402)
Credit default swap	—	—	—	—	—	46	—	46
Total Derivatives	$—	$—	$134	$134	$—	$46	$(15,402)	$(15,356)
Total Investments and Derivatives	$70,300	$—	$1,387,622	$1,457,922	$70,498	$46	$1,003,578	$1,074,122

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, December 31, 2016	$489,913	$434,347	$38,114	$34,648	$16,851	$5,107	$(15,402)	$1,003,578
Investments purchased	445,482	62,497	—	—	1,089	—	—	509,068
Net realized gain (loss)	217	637	—	—	115	—	(14,269)	(13,300)
Net change in unrealized (depreciation) appreciation	(5,873)	2,742	445	564	493	(1,371)	15,536	12,536
Accretion of discount	1,194	567	27	—	29	—	—	1,817
Sales and principal repayments	(64,453)	(57,153)	—	(4,053)	(14,687)	—	14,269	(126,077)
Ending balance, March 31, 2017	$866,480	$443,637	$38,586	$31,159	$3,890	$3,736	$134	$1,387,622
Change in net unrealized (depreciation) appreciation on investments still held as of March 31, 2017(1)	$(5,439)	$2,871	$445	$564	$446	$(1,371)	$(200)	$(2,684)

(1)
Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation (depreciation) on total return swap.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2016
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Total Return Swap	Total
Beginning balance, December 31, 2015	$104,187	$453,713	$41,663	$24,604	$26,740	$(34,900)	$616,007
Investments purchased	30,419	3,884	—	—	2,704	—	37,007
Net realized gain (loss)	45	(64)	—	—	11	8,362	8,354
Net change in unrealized (depreciation) appreciation	(1,189)	(6,298)	(2,951)	(1,999)	(168)	(1,608)	(14,213)
Accretion of discount	166	185	27	—	31	—	409
Sales and principal repayments	(7,680)	(10,462)	—	(812)	(2,715)	(8,362)	(30,031)
Ending balance, March 31, 2016	$125,948	$440,958	$38,739	$21,793	$26,603	$(36,508)	$617,533
Change in net unrealized (depreciation) appreciation on investments still held as of March 31, 2016(1)	$(1,185)	$(6,707)	$(2,951)	$(1,999)	$(168)	$(1,490)	$(14,500)

(1)
Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation (depreciation) on total return swap.

Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$538,344	Discounted Cash Flow	Discount Rates	5.1%	—	34.3%	10.3%
	314,998	Broker Quotes	Broker Quotes	N/A			N/A
	13,138	Market Comparable Approach	EBITDA Multiple	5.0x	—	9.0x	7.75x
Senior secured second lien debt	242,370	Discounted Cash Flow	Discount Rates	8.6%	—	21.7%	10.9%
	198,338	Broker Quotes	Broker Quotes	N/A			N/A
	2,929	Market Comparable Approach	EBITDA Multiple	6.50x	—	9.50x	7.80x
Collateralized securities and structured products - debt	38,586	Discounted Cash Flow	Discount Rates	7.5%	—	11.0%	10.1%
Collateralized securities and structured products - equity	31,159	Discounted Cash Flow	Discount Rates	9.2%	—	17.0%	13.6%
Unsecured debt	3,890	Broker Quotes	Broker Quotes	N/A			N/A
Equity	1,988	Market Comparable Approach	EBITDA Multiple	3.75x	—	10.00x	6.99x
	1,500		Revenue Multiple	0.50x	—	0.75x	0.75x
	166	Options Pricing Model	Expected Volatility	29.0%	—	31.0%	29.8%
	82	Broker Quotes	Broker Quotes	N/A			N/A
Total return swap	77	Broker Quotes	Broker Quotes	N/A			N/A
	57	Discounted Cash Flow	Discount Rates	5.1%	—	6.5%	5.9%
Total	$1,387,622

(1)	Weighted average amounts are based on the estimated fair values.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Professional fees	$568	$552
Transfer agent expense	314	342
Valuation expense	199	99
Dues and subscriptions	170	247
Printing and marketing expense	106	90
Insurance expense	103	82
Director fees and expenses	86	67
Due diligence fees	55	162
Other expenses	145	112
Total general and administrative expense	$1,746	$1,753
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

As of March 31, 2017 and December 31, 2016, the Company’s unfunded commitments were as follows:

Unfunded Commitments	March 31, 2017(1)	December 31, 2016(1)
CCSLF(2)(3)	$40,000	$40,000
CenturyLink, Inc.(5)(3)	18,030	—
CF Entertainment Inc.(3)	10,000	—
Air Methods Corp.(5)	8,414	—
Uno Parent, Inc.(5)	5,079	—
Studio Movie Grill Holdings, LLC(3)	4,127	4,127
Elemica Holdings, Inc.(3)	2,500	2,500
Ivy Hill Middle Market Credit Fund VIII, Ltd.(3)	1,111	1,111
American Media, Inc.(3)	1,007	711
Tennessee Merger Sub, Inc.(4)	—	10,254
Ministry Brands, LLC(3)	—	5,274
ABG Intermediate Holdings 2 LLC	—	1,119
Total	$90,268	$65,096

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

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

(3)
As of May 10, 2017, the Company's unfunded commitments were to portfolio companies CF Entertainment Inc., Studio Movie Grill Holdings, LLC, Elemica Holdings, Inc., Ivy Hill Middle Market Credit Fund VIII, Ltd., American Media, Inc., and Ministry Brands, LLC, in the amount of $5,000, $4,127, $2,500, $1,111, $1,007, and $180, respectively, and also included unfunded commitments of $40,000 and $18,030 to CCSLF and CenturyLink, Inc., respectively. In addition, subsequent to March 31, 2017, the Company entered into unfunded commitments of $11,720 and $3,278 with PetSmart, Inc. and Moss Holdings, Inc., respectively.

(4)
As of December 31, 2016, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Prior to March 31, 2017, the unfunded commitment was terminated.

(5)
As of March 31, 2017, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Prior to May 10, 2017, the unfunded commitments to Air Methods Corp. and Uno Parent, Inc. were terminated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2017 and December 31, 2016, refer to the table above and the consolidated schedules of investments.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

Note 12. Fee Income
Fee income consists of commitment fees and amendment fees. The following table summarizes the Company’s fee income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Commitment fees	$292	$151
Amendment fees	255	41
Total	$547	$192
For the three months ended March 31, 2017 and 2016, all fee income was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Per share data:(1)
Net asset value at beginning of period	$9.11	$8.71
Results of operations:
Net investment income(2)	0.15	0.10
Net realized loss and net change in unrealized depreciation on investments(3)	(0.02)	(0.12)
Net realized gain and net change in unrealized appreciation on total return swap	0.01	0.06
Net increase in net assets resulting from operations(3)	0.14	0.04
Shareholder distributions:
Distributions from net investment income	(0.14)	(0.10)
Distributions from net realized gains	(0.04)	(0.08)
Distributions in excess of net investment income(4)	—	—
Net decrease in net assets from shareholders' distributions	(0.18)	(0.18)
Capital share transactions:
Issuance of common stock above net asset value(5)	—	—
Repurchases of common stock(6)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value at end of period	$9.07	$8.57
Shares of common stock outstanding at end of period	111,370,686	104,723,030
Total investment return-net asset value(7)	1.60%	0.49%
Net assets at beginning of period	$999,763	$904,326
Net assets at end of period	$1,010,010	$897,608
Average net assets	$1,003,153	$893,069
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	1.65%	1.17%
Ratio of gross operating expenses to average net assets(9)	1.15%	0.76%
Ratio of expenses (before recoupment of expense support) to average net assets(10)	1.15%	0.75%
Ratio of net expense recoupments to average net assets(11)	—	0.01%
Ratio of net operating expenses to average net assets	1.15%	0.76%
Portfolio turnover rate(12)	12.50%	3.31%
Asset coverage ratio(13)	3.16	2.83

(1)	The per share data for the three months ended March 31, 2017 and 2016 was derived by using the weighted average shares of common stock outstanding during each period.

(2)	Net investment income per share includes expense support recoupments to CIG of less than $0.01 per share for the three months ended March 31, 2016.

(3)
The amount shown for net realized loss and net change in unrealized depreciation on investments is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

(4)
Distributions in excess of net investment income represent certain expenses, which are not deductible on a tax-basis.  Unearned capital gains incentive fees and certain offering expenses reduce GAAP basis net investment income, but do not reduce tax basis net investment income. These tax-related adjustments represent additional net investment income available for distribution for tax purposes. Distributions in excess of net investment income were less than $0.01 per share during the three months ended March 31, 2016. There were no distributions in excess of net investment income during the three months ended March 31, 2017.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017
(in thousands, except share and per share amounts)

(5)
The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the three months ended March 31, 2017 and 2016.

(6)
Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the three months ended March 31, 2017 and 2016.

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

(8)
Excluding the impact of the recoupment of expense support by CIG during the period, the ratio of net investment income to average net assets would have been 1.65% and 1.19% for the three months ended March 31, 2017 and 2016, respectively.

(9)	Ratio of gross operating expenses to average net assets does not include expense support provided by CIG and/or AIM, if any.

(10)	The ratio of gross expense recoupments to CIG to average net assets for the three months ended March 31, 2017 and 2016 was 0.00% and 0.01%, respectively.

(11)
In order to record an obligation to reimburse CIG for expense support provided, the ratio of gross operating expenses to average net assets, when considering the recoupment, in the period in which recoupment is sought, cannot exceed the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the three months ended March 31, 2017 and 2016, the ratio of gross operating expenses to average net assets, when considering recoupment of expense support to CIG, was 0.15%.

(12)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.

(13)
Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period (excluding unfunded commitments), divided by (ii) total senior securities outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding TRS notional amount at the end of the period, less the total amount of cash collateral posted by Flatiron under the TRS, as senior securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” or similar terms include CĪON Investment Corporation and its consolidated subsidiaries.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.
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
Portfolio Investment Activity for the Three Months Ended March 31, 2017 and 2016
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$445,074	$49,590	$494,664	$30,419	$22,815	$53,234
Senior secured second lien debt	62,176	—	62,176	3,884	—	3,884
Unsecured debt	1,089	—	1,089	2,704	—	2,704
Sales and principal repayments	(140,346)	(428,106)	(568,452)	(21,669)	(19,147)	(40,816)
Net portfolio activity	$367,993	$(378,516)	$(10,523)	$15,338	$3,668	$19,006

The following table summarizes the composition of our investment portfolio at amortized cost and fair value and our underlying TRS loans portfolio at notional amount and fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Investment Portfolio			Total Return Swap			Total
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Cost/Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$872,344	$866,480	62.4%	$13,790	$13,924	100.0%	$886,134	$880,404	62.8%
Senior secured second lien debt	443,788	443,637	32.0%	—	—	—	443,788	443,637	31.7%
Collateralized securities and structured products - debt	39,498	38,586	2.8%	—	—	—	39,498	38,586	2.7%
Collateralized securities and structured products - equity	33,660	31,159	2.2%	—	—	—	33,660	31,159	2.2%
Unsecured debt	3,836	3,890	0.3%	—	—	—	3,836	3,890	0.3%
Equity	4,832	3,736	0.3%	—	—	—	4,832	3,736	0.3%
Subtotal/total percentage	1,397,958	1,387,488	100.0%	13,790	13,924	100.0%	1,411,748	1,401,412	100.0%
Short term investments(2)	70,300	70,300		—	—		70,300	70,300
Total investments	$1,468,258	$1,457,788		$13,790	$13,924		$1,482,048	$1,471,712
Number of portfolio companies			142			5			143(3)
Average annual EBITDA of portfolio companies		$97.2 million			$55.8 million			$96.8 million
Median annual EBITDA of portfolio companies		$48.9 million			$43.1 million			$48.9 million
Purchased at a weighted average price of par			94.82%			99.43%			94.86%
Gross annual portfolio yield based upon the purchase price(4)			9.36%			6.16%			9.33%

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

(3)
The sum of investment portfolio and TRS portfolio companies does not equal the total number of portfolio companies. This is due to 4 portfolio companies being in both the investment and TRS portfolios.

(4)
The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees and does not consider the cost of leverage

	December 31, 2016
	Investment Portfolio			Total Return Swap			Total
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Cost/Notional Amount(1)	Fair Value	Percentage
Senior secured first lien debt	$489,904	$489,913	48.1%	$351,747	$341,194	86.9%	$841,651	$831,107	58.9%
Senior secured second lien debt	437,240	434,347	42.6%	56,100	51,251	13.1%	493,340	485,598	34.4%
Collateralized securities and structured products - debt	39,471	38,114	3.7%	—	—	—	39,471	38,114	2.7%
Collateralized securities and structured products - equity	37,713	34,648	3.4%	—	—	—	37,713	34,648	2.5%
Unsecured debt	17,290	16,851	1.7%	—	—	—	17,290	16,851	1.1%
Equity	4,832	5,107	0.5%				4,832	5,107	0.4%
Subtotal/total percentage	1,026,450	1,018,980	100.0%	407,847	392,445	100.0%	1,434,297	1,411,425	100.0%
Short term investments(2)	70,498	70,498		—	—		70,498	70,498
Total investments	$1,096,948	$1,089,478		$407,847	$392,445		$1,504,795	$1,481,923
Number of portfolio companies			103			49			141(3)
Average annual EBITDA of portfolio companies		$49.9 million			$200.7 million			$94.7 million
Median annual EBITDA of portfolio companies		$42.7 million			$66.0 million			$50.4 million
Purchased at a weighted average price of par			95.87%			98.96%			96.73%
Gross annual portfolio yield based upon the purchase price(4)			9.99%			6.73%			9.07%

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

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio by the type of interest rate as of March 31, 2017 and December 31, 2016, excluding short term investments of $70,300 and $70,498, respectively:

	March 31, 2017
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Cost/Notional Amount	Fair Value	Percentage
Floating interest rate investments	$1,312,332	$1,303,886	94.0%	$13,790	$13,924	100.0%	$1,326,122	$1,317,810	94.0%
Fixed interest rate investments	47,134	48,707	3.5%	—	—	—	47,134	48,707	3.5%
Other income producing investments	33,660	31,159	2.2%	—	—	—	33,660	31,159	2.2%
Non-income producing equity	4,832	3,736	0.3%	—	—	—	4,832	3,736	0.3%
Total investments	$1,397,958	$1,387,488	100.0%	$13,790	$13,924	100.0%	$1,411,748	$1,401,412	100.0%

	December 31, 2016
	Investment Portfolio			Total Return Swap			Total
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Notional Amount of Underlying TRS Loans	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Cost/Notional Amount	Fair Value	Percentage
Floating interest rate investments	$936,846	$931,214	91.4%	$407,847	$392,445	100.0%	$1,344,693	$1,323,659	93.8%
Fixed interest rate investments	47,059	48,011	4.7%	—	—	—	47,059	48,011	3.4%
Other income producing investments	37,713	34,648	3.4%	—	—	—	37,713	34,648	2.4%
Non-income producing equity	4,832	5,107	0.5%	—	—	—	4,832	5,107	0.4%
Total investments	$1,026,450	$1,018,980	100.0%	$407,847	$392,445	100.0%	$1,434,297	$1,411,425	100.0%
The following table shows the composition of our investment portfolio and our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
High Tech Industries	$232,438	16.8%	$4,386	31.5%	$236,824	16.9%
Services: Business	215,543	15.5%	—	—	215,543	15.4%
Healthcare & Pharmaceuticals	185,075	13.4%	1,954	14.0%	187,029	13.3%
Diversified Financials	69,745	5.0%	—	—	69,745	5.0%
Media: Advertising, Printing & Publishing	66,594	4.8%	—	—	66,594	4.8%
Telecommunications	62,358	4.5%	—	—	62,358	4.4%
Chemicals, Plastics & Rubber	61,121	4.4%	—	—	61,121	4.4%
Beverage, Food & Tobacco	55,977	4.0%	—	—	55,977	4.0%
Capital Equipment	55,487	4.0%	—	—	55,487	3.9%
Media: Diversified & Production	51,607	3.7%	—	—	51,607	3.7%
Hotel, Gaming & Leisure	47,973	3.5%	—	—	47,973	3.4%
Retail	46,470	3.4%	—	—	46,470	3.3%
Construction & Building	42,106	3.0%	2,888	20.7%	44,994	3.2%
Automotive	34,790	2.5%	—	—	34,790	2.5%
Aerospace & Defense	27,822	2.0%	4,035	29.0%	31,857	2.3%
Services: Consumer	30,476	2.2%	—	—	30,476	2.2%
Banking, Finance, Insurance & Real Estate	21,345	1.5%	661	4.8%	22,006	1.6%
Energy: Oil & Gas	18,846	1.4%	—	—	18,846	1.3%
Consumer Goods: Durable	17,082	1.2%	—	—	17,082	1.2%
Metals & Mining	15,286	1.1%	—	—	15,286	1.1%
Media: Broadcasting & Subscription	12,429	0.9%	—	—	12,429	0.9%
Consumer Goods: Non-Durable	8,501	0.6%	—	—	8,501	0.6%
Forest Products & Paper	5,679	0.4%	—	—	5,679	0.4%
Environmental Industries	2,738	0.2%	—	—	2,738	0.2%
Subtotal/total percentage	1,387,488	100.0%	13,924	100.0%	1,401,412	100.0%
Short term investments	70,300		—		70,300
Total investments	$1,457,788		$13,924		$1,471,712

	December 31, 2016
	Investment Portfolio		Total Return Swap		Total
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
High Tech Industries	$217,339	21.3%	$45,351	11.6%	$262,690	18.6%
Services: Business	126,869	12.5%	66,733	17.0%	193,602	13.7%
Healthcare & Pharmaceuticals	118,337	11.6%	70,176	17.9%	188,513	13.4%
Diversified Financials	72,762	7.1%	—	—	72,762	5.2%
Media: Advertising, Printing & Publishing	54,354	5.3%	7,328	1.9%	61,682	4.4%
Beverage, Food & Tobacco	53,658	5.3%	—	—	53,658	3.8%
Construction & Building	39,137	3.8%	14,269	3.6%	53,406	3.8%
Chemicals, Plastics & Rubber	27,253	2.7%	25,701	6.5%	52,954	3.7%
Capital Equipment	51,155	5.0%	—	—	51,155	3.6%
Hotel, Gaming & Leisure	28,974	2.8%	21,071	5.4%	50,045	3.5%
Retail	18,852	1.9%	30,801	7.8%	49,653	3.5%
Telecommunications	35,411	3.5%	13,775	3.5%	49,186	3.5%
Automotive	39,192	3.9%	—	—	39,192	2.8%
Services: Consumer	9,477	0.9%	26,278	6.7%	35,755	2.5%
Media: Diversified & Production	23,100	2.3%	7,277	1.8%	30,377	2.1%
Banking, Finance, Insurance & Real Estate	17,636	1.7%	11,547	2.9%	29,183	2.1%
Aerospace & Defense	21,780	2.1%	5,564	1.4%	27,344	1.9%
Media: Broadcasting & Subscription	9,776	1.0%	10,013	2.6%	19,789	1.4%
Energy: Oil & Gas	12,803	1.3%	4,570	1.2%	17,373	1.2%
Consumer Goods: Durable	1,000	0.1%	15,942	4.1%	16,942	1.2%
Metals & Mining	11,349	1.1%	3,528	0.9%	14,877	1.1%
Energy: Electricity	13,715	1.3%	—	—	13,715	1.0%
Forest Products & Paper	—	—	12,521	3.2%	12,521	0.9%
Consumer Goods: Non-Durable	8,611	0.8%	—	—	8,611	0.6%
Containers, Packaging & Glass	3,845	0.4%	—	—	3,845	0.3%
Environmental Industries	2,595	0.3%	—	—	2,595	0.2%
Subtotal/total percentage	1,018,980	100.0%	392,445	100.0%	1,411,425	100.0%
Short term investments	70,498		—		70,498
Total investments	$1,089,478		$392,445		$1,481,923
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
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2017 and December 31, 2016, our unfunded commitments amounted to $90,268 and $65,096, respectively. As of May 10, 2017, our unfunded commitments amounted to $86,953. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. For additional information on our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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
The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of March 31, 2017 and December 31, 2016, excluding short term investments of $70,300 and $70,498, respectively:

	March 31, 2017
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$—	—	$—	—	$—	—
2	1,247,137	89.9%	13,924	100.0%	1,261,061	90.0%
3	105,640	7.6%	—	—	105,640	7.5%
4	24,930	1.8%	—	—	24,930	1.8%
5	9,781	0.7%	—	—	9,781	0.7%
	$1,387,488	100.0%	$13,924	100.0%	$1,401,412	100.0%

	December 31, 2016
	Investment Portfolio		Total Return Swap		Total
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Fair Value of Underlying TRS Loans	Percentage of Underlying TRS Loans	Fair Value	Percentage
1	$—	—	$—	—	$—	—
2	963,477	94.6%	342,620	87.3%	1,306,097	92.5%
3	50,942	5.0%	34,657	8.8%	85,599	6.1%
4	4,561	0.4%	12,798	3.3%	17,359	1.2%
5	—	—	2,370	0.6%	2,370	0.2%
	$1,018,980	100.0%	$392,445	100.0%	$1,411,425	100.0%
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

Current Investment Portfolio

As of May 10, 2017, our investment portfolio, excluding our short term investments, consisted of interests in 148 portfolio companies (67% in senior secured first lien debt, 28% in senior secured second lien debt, 4% in collateralized securities and structured products (comprised of 1% invested in rated debt, 1% invested in non-rated debt and 2% invested in non-rated equity of such securities and products), and 1% in equity) with a total fair value of $1,414,165 with an average and median portfolio company annual EBITDA of $97.0 million and $45.2 million, respectively, at initial investment. As of March 10, 2017, investments in our portfolio, excluding our short term investments, were purchased at a weighted average price of 95.56% of par value. Our estimated gross annual portfolio yield was 9.29% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the quarter ended March 31, 2017, our total investment return-net asset value was 1.60%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.
As of May 10, 2017, our only short term investment was an investment in a U.S. Treasury Obligations Fund of $81,743
Results of Operations for the Three Months Ended March 31, 2017 and 2016
Our results of operations for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Investment income	$28,045	$17,271
Net operating expenses	11,500	6,796
Net investment income	16,545	10,475
Net realized gain (loss) on investments and foreign currency	884	(8)
Net change in unrealized depreciation on investments	(2,817)	(12,605)
Net realized (loss) gain on total return swap	(14,269)	8,362
Net change in unrealized appreciation (depreciation) on total return swap	15,536	(1,608)
Net increase in net assets resulting from operations	$15,879	$4,616
Investment Income
For the three months ended March 31, 2017 and 2016, we generated investment income of $28,045 and $17,271, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 153 and 85 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments and TRS, increased $550,760, from $652,474 for the three months ended March 31, 2016 to $1,203,234 for the three months ended March 31, 2017, as we deployed the net proceeds from our credit facilities and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering. As a result, we believe that reported investment income for the three months ended March 31, 2017 and 2016 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized (loss) gain on total return swap. We did not extend the termination date of the TRS beyond April 18, 2017.

Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Management fees	$6,482	$4,512
Administrative services expense	346	292
General and administrative	1,746	1,753
Interest expense	2,926	120
Total operating expenses	11,500	6,677
Recoupment of expense support from CIG	—	119
Net operating expenses	$11,500	$6,796
During the three months ended March 31, 2017, the increase in management fees was a direct result of the increase in our net assets, while the increase in interest expense was primarily the result of entering into the JPM Credit Facility on August 26, 2016.
The composition of our general and administrative expenses for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Professional fees	$568	$552
Transfer agent expense	314	342
Valuation expense	199	99
Dues and subscriptions	170	247
Printing and marketing expense	106	90
Insurance expense	103	82
Director fees and expenses	86	67
Due diligence fees	55	162
Other expenses	145	112
Total general and administrative expense	$1,746	$1,753

Expense Support and Recoupment of Expense Support

Our affiliate, CIG, agreed to provide expense support to us commencing with the quarter ended December 31, 2012 for certain expenses pursuant to the expense support and conditional reimbursement agreement. We further amended and restated the expense support and conditional reimbursement agreement on December 16, 2015 and December 14, 2016 for purposes of including AIM as a party to the expense support and conditional reimbursement agreement and extending the termination date from December 31, 2016 to December 31, 2017, respectively. Commencing with the quarter beginning January 1, 2016, CIG and AIM each agreed to provide expense support to us for 50% of certain expenses pursuant to the expense support and conditional reimbursement agreement. Refer to the discussion under “Related Party Transactions” below for further details about the expense support and conditional reimbursement agreement. Also, see Note 4 to our consolidated financial statements for additional disclosure regarding expense support from CIG and AIM.

For the three months ended March 31, 2017, CIG and AIM did not provide any expense support or recoup any previously provided expense support. For the three months ended March 31, 2016, CIG recouped $119 of expense support made during the three months ended December 31, 2014 in connection with the expense support and conditional reimbursement agreement.

Recoupment of such support will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse CIG and AIM for any expense support that may be received from CIG and AIM in the future.
Net Investment Income
Our net investment income totaled $16,545 and $10,475 for the three months ended March 31, 2017 and 2016, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to proceeds received from our follow-on our continuous public offering and our credit facilities.

Net Realized Gain (Loss) on Investments and Foreign Currency
Our net realized gain (loss) on investments totaled $884 and ($8) for the three months ended March 31, 2017 and 2016, respectively. This change was mainly due to an increase in sales and principal repayment activity during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, we received sale proceeds of $30,903 and principal repayments of $109,443, resulting in net realized gains of $740. During the three months ended March 31, 2016, we received sale proceeds of $10,920 and principal repayments of $10,749, resulting in net realized losses of $8.
Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled ($2,817) and ($12,605) for the three months ended March 31, 2017 and 2016, respectively. This change was driven primarily by a tightening of credit spreads during the three months ended March 31, 2017 compared to a widening of credit spreads during the three months ended March 31, 2016 that negatively impacted the fair value of certain investments.
Net Realized (Loss) Gain on TRS
Our net realized (loss) gain on the TRS totaled ($14,269) and $8,362 for the three months ended March 31, 2017 and 2016, respectively. The components of net realized (loss) gain on the TRS are summarized below:

	Three Months Ended March 31,
	2017	2016
Interest and other income from TRS portfolio	$6,082	$11,646
Interest and other expense from TRS portfolio	(2,767)	(3,453)
Net (loss) gain on TRS loan sales	(17,584)	169
Total	$(14,269)	$8,362
Net Change in Unrealized Appreciation (Depreciation) on TRS
The net change in unrealized appreciation (depreciation) on the TRS totaled $15,536 and ($1,608) for the three months ended March 31, 2017 and 2016, respectively. This change was driven primarily by a reversal of previous unrealized depreciation on the loans underlying the TRS upon the purchase of the loans by Flatiron Funding II on March 29, 2017.
Net Increase in Net Assets Resulting from Operations
For the three months ended March 31, 2017 and 2016, we recorded a net increase in net assets resulting from operations of $15,879 and $4,616, respectively, as a result of our operating activity for the respective periods.

Net Asset Value per Share, Annual Investment Return and Total Return Since Inception
Our net asset value per share was $9.07 and $9.11 on March 31, 2017 and December 31, 2016, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.1829 per share during the three months ended March 31, 2017, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return was 1.60% for the three month period ended March 31, 2017. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.
Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 8.25% and a cumulative total return of 40.54% through March 31, 2017 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 5.63% and a cumulative total return of 26.48% through March 31, 2017. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.18% and a cumulative total return of 19.21%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.71% and a cumulative total return of 26.91% over the same period.

Growth of $10,000 Initial Investment(1)
15,000
14,000
13,000
12,000
11,000
10,000
9,000
$14,054
$12,691
$12,648
$11,921
12/17/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
CĪON Investment Corporation (excluding sales load)
S&P/LSTA Leveraged Loan Index
CĪON Investment Corporation (including sales load)
BofA ML US High Yield Index

(1) Cumulative performance: December 17, 2012 to March 31, 2017
The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

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
Since commencing our initial continuous public offering on July 2, 2012 and through March 31, 2017, we sold 111,370,686 shares of common stock for net proceeds of $1,132,506 at an average price per share of $10.17. The net proceeds include gross proceeds received from reinvested shareholder distributions of $94,399, for which we issued 10,370,290 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $32,784, for which we repurchased 3,641,315 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through March 31, 2017, sales commissions and dealer manager fees related to the sale of our common stock were $63,492 and $31,205, respectively.
As of May 10, 2017, we sold 111,249,220 shares of common stock for net proceeds of $1,131,677 at an average price per share of $10.17. The net proceeds include gross proceeds received from reinvested shareholder distributions of $97,429, for which we issued 10,702,158 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $43,156, for which we repurchased 4,778,549 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through May 10, 2017, sales commissions and dealer manager fees related to the sale of our common stock were $63,624 and $31,317, respectively.
The net proceeds from our follow-on continuous public offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. middle-market companies.
As of March 31, 2017 and December 31, 2016, we had $70,300 and $70,498 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Total Return Swap

As of March 31, 2017, the notional amount available under the TRS was $786,210. Subsequent to the TRS expiration date of April 18, 2017, the notional amount available under the TRS was $0. For a detailed discussion of our TRS, refer to Note 7 to our consolidated financial statements included in this report.

Citibank Credit Facility

As of March 31, 2017 and May 10, 2017, our outstanding borrowings under the Citibank Credit Facility were $231,698 and the aggregate principal amount available in connection with the Citibank Credit Facility was $93,302. For a detailed discussion of our Citibank Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

JPM Credit Facility
As of March 31, 2017 and May 10, 2017, our outstanding borrowings under the JPM Credit Facility were $224,423 and the aggregate principal amount available in connection with the JPM Credit Facility was $577. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
East West Bank Credit Facility
As of March 31, 2017, we had no outstanding borrowings under the EWB Credit Facility and the aggregate principal amount available in connection with the EWB Credit Facility was $40,000. The EWB Credit Facility expired on April 27, 2017. We had no outstanding borrowings under the EWB Credit Facility as of April 27, 2017. For a detailed discussion of our EWB Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
Unfunded Commitments
As of March 31, 2017 and May 10, 2017, our unfunded commitments amounted to $90,268 and $86,953, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

RIC Status and Distributions
Our total investment portfolio includes loans and other securities on our consolidated balance sheets and loans underlying the TRS. Accordingly, we treat net interest and other income earned on all investments, including the loans underlying the TRS, as a component of investment company taxable income when determining our sources of distributions. The sources of our distributions for the three months ended March 31, 2017 were as follows:

	Three Months Ended March 31, 2017
	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage
Net investment income	$15,433	$3,316	$18,749	93.2%
Capital gains from the sale of assets(1)(2)	740	634	1,374	6.8%
Total	$16,173	$3,950	$20,123	100.0%

(1)
For the three months ended March 31, 2017, we estimate that we had capital gains of $693 classified as long-term. The final determination of the tax attributes of our distributions is made annually as of the end of the year.

(2)	During the three months ended March 31, 2017, the Company realized losses of $21,146 in our total return swap portfolio, which are not currently deductible on a tax-basis.
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
Contractual Obligations

On December 17, 2012, Flatiron entered into a TRS with Citibank, which expired on April 18, 2017. See Note 7 to our consolidated financial statements for a more detailed description of the TRS.

On March 29, 2017, Flatiron Funding II entered into the Citibank Credit Facility with Citibank. See Note 8 to our consolidated financial statements for a more detailed description of the Citibank Credit Facility.

On August 26, 2016, 34th Street entered into the JPM Credit Facility with JPM, as amended and restated on September 30, 2016. See Note 8 to our consolidated financial statements for a more detailed description of the JPM Credit Facility.

On April 30, 2015, we entered into the EWB Credit Facility with EWB, which expired on April 27, 2017. See Note 8 to our consolidated financial statements for a more detailed description of the EWB Credit Facility.

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
Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements except for those discussed in Note 11 to our consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, 95.4% of our portfolio investments and underlying loans subject to the TRS paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.
Under the terms of the TRS with Citibank, we paid fees to Citibank at a floating rate based primarily on LIBOR (and in limited cases the prime rate), plus a spread of 1.40% per year, in exchange for the right to receive the economic benefit of a pool of loans. Pursuant to the terms of the EWB Credit Facility, borrowings were at a floating rate of 0.75% plus the greater of 3.25% or the variable rate of interest per year announced by EWB as its prime rate, which was 4.00% at March 31, 2017. Under the terms of the JPM Credit Facility, advances bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.50% per year. Under the terms of the Citibank Credit Facility, advances bear interest at a floating rate equal to (1) the higher of (a) the Citibank prime rate, (b) the federal funds rate plus 1.5% or (c) the three-month LIBOR plus 1.0%, plus (2) a spread of (a) 2% per year during the period from and including March 29, 2017 and the earlier of March 29, 2019 and the date the Citibank Credit Facility matures, or (b) 3% per year during the period from the date the Citibank Credit Facility matures until all obligations under the Citibank Credit Facility have been paid in full. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.
The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the TRS Agreement, the EWB Credit Facility, the JPM Credit Facility, or the Citibank Credit Facility in effect as of March 31, 2017:

Change in Interest Rates	Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 100 basis points	$2,633	2.6%
Down 50 basis points	611	0.6%
Current base interest rate	—	—
Up 50 basis points	4,479	4.4%
Up 100 basis points	9,088	8.9%
Up 200 basis points	18,306	17.9%
Up 300 basis points	27,524	26.9%

(1)
Pursuant to the TRS, we received from Citibank all interest payable in respect of the loans subject to the TRS and paid to Citibank interest at a rate equal to the floating rate index specified for each loan (typically LIBOR of varying maturities), which was not less than zero, plus 1.40% per year on the full notional amount of the loans subject to the TRS. As of March 31, 2017, all of the loans subject to the TRS paid variable interest rates. This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden increases in interest rates. Approximately 2.1% of our portfolio investments and none of our underlying loans subject to the TRS paid fixed interest rates as of March 31, 2017. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our registration statement on Form N-2, as amended, in connection with our follow-on continuous public offering was declared effective by the SEC on January 25, 2016 (SEC File No. 333-203683). Our follow-on continuous public offering commenced on January 25, 2016.
We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2017.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2017 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2017	814,223	$9.05	814,223	(1)
February 1 to February 28, 2017	—	—	—	—
March 1 to March 31, 2017	—	—	—	—
Total	814,223	$9.05	814,223	(1)

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

3.3
Form of Third Articles of Amendment and Restatement of the Articles of Incorporation of CĪON Investment Corporation (Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 4, 2017 (File No. 814-00941)).

3.4
Bylaws of CĪON Investment Corporation (Incorporated by reference to Exhibit (B) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

4.1
Form of Follow-On Subscription Agreement (Incorporated by reference to Appendix A to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on April 26, 2017 (File No. 333-203683)).

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

10.2
Investment Sub-Advisory Agreement by and among CION Investment Management, LLC, CĪON Investment Corporation and Apollo Investment Management, L.P. (Incorporated by reference to Exhibit (G)(2) to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 29, 2012 (File No. 333-178646)).

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

Exhibit Number	Description of Document
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

10.25
Credit and Security Agreement, dated as of March 29, 2017, by and among Flatiron Funding II, LLC, CION Investment Management, LLC, CĪON Investment Corporation, Citibank, N.A. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017 (File No. 814-00941)).

10.26
Account Control Agreement, dated as of March 29, 2017, by and among Flatiron Funding II, LLC, CION Investment Management, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017 (File No. 814-00941)).

10.27
Master Participation and Assignment Agreement, dated as of March 29, 2017, by and between 15th Street Loan Funding LLC and Flatiron Funding II, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017 (File No. 814-00941)).

10.28
Master Participation and Assignment Agreement, dated as of March 29, 2017, by and between 15th Street Loan Funding 2 LLC and Flatiron Funding II, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017 (File No. 814-00941)).

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
Date: May 12, 2017
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)