Form 10-Q
period 2017-06-30
CION Investment Corp
filed 2017-08-11
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 9, 2017 was 112,767,948.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments, at fair value (amortized cost of $1,671,817 and $1,096,948, respectively)	$1,673,558	$1,089,478
Derivative asset (cost of $229)	—	46
Cash	19,473	15,046
Restricted cash	—	2,000
Due from counterparty(1)	3,620	143,335
Interest receivable on investments	7,725	6,689
Receivable due on total return swap(1)	151	4,187
Prepaid expenses and other assets	992	282
Total assets	$1,705,519	$1,261,063

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$86,420	$15,837
Financing arrangements (net of unamortized debt issuance costs of $6,240 and $3,212, respectively)	574,881	221,211
Accounts payable and accrued expenses	1,167	1,476
Interest payable	1,792	864
Commissions payable for common stock purchased	—	2
Accrued management fees	7,422	5,781
Accrued administrative services expense	95	682
Due to CIG - offering costs	6	45
Unrealized depreciation on total return swap(1)	—	15,402
Total liabilities	671,783	261,300

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
112,958,698 and 109,787,557 shares issued and outstanding, respectively	113	110
Capital in excess of par value	1,050,324	1,021,280
Undistributed net investment income	6,975	1,428
Accumulated net realized loss from investments	(4,428)	—
Accumulated net unrealized appreciation (depreciation) on investments	1,741	(7,653)
Accumulated net realized loss from total return swap(1)	(20,989)	—
Accumulated net unrealized depreciation on total return swap(1)	—	(15,402)
Total shareholders' equity	1,033,736	999,763
Total liabilities and shareholders' equity	$1,705,519	$1,261,063
Net asset value per share of common stock at end of period	$9.15	$9.11
(1) See Note 7 for a discussion of the Company’s total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Interest income	$34,407	$17,727	$61,905	$34,806
Fee and other income	938	103	1,485	295
Total investment income	35,345	17,830	63,390	35,101
Operating expenses
Management fees	7,422	4,612	13,904	9,124
Administrative services expense	425	434	771	726
General and administrative(1)	1,671	1,299	3,417	3,052
Interest expense	5,697	107	8,623	227
Total operating expenses	15,215	6,452	26,715	13,129
Recoupment of expense support from CIG(2)	—	548	—	667
Net operating expenses	15,215	7,000	26,715	13,796
Net investment income	20,130	10,830	36,675	21,305
Realized and unrealized gains
Net realized (loss) gain on investments	(3,082)	707	(2,342)	699
Net realized gain on foreign currency	3	—	147	—
Net change in unrealized appreciation on investments	12,211	14,244	9,394	1,639
Net realized gain (loss) on total return swap(3)	413	7,249	(13,856)	15,611
Net change in unrealized (depreciation) appreciation on total return swap(3)	(134)	8,907	15,402	7,299
Total net realized and unrealized gains	9,411	31,107	8,745	25,248
Net increase in net assets resulting from operations	$29,541	$41,937	$45,420	$46,553
Per share information—basic and diluted
Net increase in net assets per share resulting from operations	$0.27	$0.40	$0.41	$0.45
Weighted average shares of common stock outstanding	111,447,448	104,835,705	110,767,684	104,396,643
(1)  See Note 10 for details of the Company's general and administrative expenses.
(2)  See Note 4 for a discussion of expense support from CIG and recoupment of expense support.
(3)  See Note 7 for a discussion of the Company's total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2017	2016
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$36,675	$21,305
Net realized (loss) gain on investments	(2,342)	699
Net realized gain on foreign currency	147	—
Net change in unrealized appreciation on investments	9,394	1,639
Net realized (loss) gain on total return swap(1)	(13,856)	15,611
Net change in unrealized appreciation on total return swap(1)	15,402	7,299
Net increase in net assets resulting from operations	45,420	46,553
Changes in net assets from shareholders' distributions:(2)
Net investment income	(31,128)	(20,831)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(3,594)	(16,225)
Net gain on TRS loan sales(3)	(3,539)	(416)
Net realized gain on investments and foreign currency	(2,233)	(699)
Net decrease in net assets from shareholders' distributions	(40,494)	(38,171)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $1,047 and $736, respectively	26,998	7,998
Reinvestment of shareholders' distributions	19,791	19,403
Repurchase of common stock	(17,742)	(8,264)
Net increase in net assets resulting from capital share transactions	29,047	19,137

Total increase in net assets	33,973	27,519
Net assets at beginning of period	999,763	904,326
Net assets at end of period	$1,033,736	$931,845

Net asset value per share of common stock at end of period	$9.15	$8.79
Shares of common stock outstanding at end of period	112,958,698	106,020,384

Undistributed net investment income at end of period	$6,975	$474

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	This table presents changes in net assets from shareholders' distributions on a GAAP basis. See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	During the six months ended June 30, 2017, the Company realized losses of $25,417, which are not currently deductible on a tax-basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$45,420	$46,553
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(4,269)	(836)
Proceeds from principal repayment of investments	259,729	87,356
Purchase of investments	(854,156)	(149,048)
Paid-in-kind interest	(1,389)	(367)
Increase in short term investments, net	(64,000)	(13,201)
Proceeds from sale of investments	87,116	12,415
Net realized loss (gain) on investments	2,342	(699)
Net unrealized appreciation on investments	(9,394)	(1,639)
Net unrealized appreciation on total return swap(1)	(15,402)	(7,299)
Amortization of deferred financing costs	729	125
(Increase) decrease in due from counterparty(1)	139,715	8,485
(Increase) decrease in interest receivable on investments	(1,049)	1,015
(Increase) decrease in receivable due on investments sold	—	(1,446)
(Increase) decrease in receivable due on total return swap(1)	4,036	(401)
(Increase) decrease in prepaid expenses and other assets	(774)	(402)
Increase (decrease) in payable for investments purchased	70,583	2,094
Increase (decrease) in accounts payable and accrued expenses	(638)	255
Increase (decrease) in interest payable	928	—
Increase (decrease) in accrued management fees	1,641	182
Increase (decrease) in accrued administrative services expense	(587)	(183)
Increase (decrease) in accrued recoupment of expense support from CIG(2)	—	68
Increase (decrease) in due to CIG - offering costs	(39)	17
Net cash used in operating activities	(339,458)	(16,956)
Financing activities:
Gross proceeds from issuance of common stock	28,045	14,193
Commissions and dealer manager fees paid	(1,049)	(1,131)
Repurchase of common stock	(17,742)	(8,264)
Shareholders' distributions paid(3)	(20,703)	(18,768)
Borrowings under credit facilities(4)	231,698	—
Borrowings under repurchase agreement(4)	125,000	—
Deferred financing costs paid	(3,364)	(400)
Net cash provided by (used in) financing activities	341,885	(14,370)
Net increase (decrease) in cash and restricted cash	2,427	(31,326)
Cash and restricted cash, beginning of period	17,046	41,741
Cash and restricted cash, end of period	$19,473	$10,415
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,923	$101
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions(3)	$19,791	$19,403

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense support from CIG and recoupment of expense support.

(3)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(4)	See Note 8 for a discussion of the Company’s financing arrangements.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Senior Secured First Lien Debt - 102.8%
AbelConn, LLC / Atrenne Computing Solutions, LLC / Airco Industries, LLC, L+875, 1.00% LIBOR Floor, 7/17/2019 (j)(n)(p)	3 Month LIBOR	Aerospace & Defense	$20,677	$20,368	$20,626
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022 (o)	Various	Retail	14,651	11,590	11,465
Access CIG, LLC, L+500, 1.00% LIBOR Floor, 10/18/2021 (o)	3 Month LIBOR	Services: Business	6,764	6,808	6,802
Adams Publishing Group, LLC, L+700, 1.00% LIBOR Floor, 11/3/2020 (n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	4,625	4,566	4,579
Adams Publishing Group, LLC, 0.50% Unfunded, 6/2/2018 (e)(i)(n)	None	Media: Advertising, Printing & Publishing	1,136	—	—
Advanced Integration Technology LP, L+550, 1.00% LIBOR Floor, 4/3/2023 (i)(o)	1 Month LIBOR	Aerospace & Defense	3,990	4,025	4,015
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020 (o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,632	7,303	7,097
Alvogen Pharma US, Inc., L+500, 1.00% LIBOR Floor, 4/1/2022 (o)	1 Month LIBOR	Healthcare & Pharmaceuticals	8,462	8,422	8,336
American Clinical Solutions LLC, L+950, 1.00% LIBOR Floor, 6/11/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	8,984	8,875	8,804
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,694	10,227	10,213
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020 (r)	1 Month LIBOR	Energy: Oil & Gas	4,033	2,883	2,591
American Media, Inc., L+750, 1.00% LIBOR Floor, 8/24/2020 (n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	16,311	15,955	16,311
American Media, Inc., 7.50% Unfunded, 8/24/2020 (e)(i)	None	Media: Advertising, Printing & Publishing	154	(5)	—
American Media, Inc., 0.50% Unfunded, 8/24/2020 (e)(i)	None	Media: Advertising, Printing & Publishing	379	(11)	—
American Residential Services, LLC, L+400, 1.00% LIBOR Floor, 6/30/2022 (o)	1 Month LIBOR	Construction & Building	16,947	16,993	17,032
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021 (i)(n)(o)(p)	1 Month LIBOR	Telecommunications	21,952	20,342	21,924
AMPORTS, Inc., L+500, 1.00% LIBOR Floor, 5/19/2020 (j)(p)	3 Month LIBOR	Automotive	18,943	18,637	18,611
AMZ Holding Corp., L+500, 1.00% LIBOR Floor, 6/27/2022	1 Month LIBOR	Chemicals, Plastics & Rubber	6,740	6,639	6,639
AP Exhaust Acquistion, LLC, L+500, 1.00% LIBOR Floor, 5/10/2024 (o)	2 Month LIBOR	Automotive	5,641	5,439	5,556
Aquilex, LLC, L+400, 1.00% LIBOR Floor, 12/31/2020 (o)	1 Month LIBOR	Chemicals, Plastics & Rubber	1,813	1,762	1,785
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024 (o)	1 Month LIBOR	Construction & Building	2,946	2,931	2,990
Avaya Inc., L+750, 1.00% LIBOR Floor, 1/24/2018	1 Month LIBOR	Telecommunications	3,509	3,488	3,630
Avaya Inc., L+525, 1.00% LIBOR Floor, 5/29/2020 (o)	3 Month LIBOR	Telecommunications	14,689	11,731	11,811
Azure Midstream Energy, LLC, L+650, 1.00% LIBOR Floor, 11/15/2018 (o)	1 Month LIBOR	Energy: Oil & Gas	2,188	2,102	2,056
Blue Ribbon, LLC, L+400, 1.00% LIBOR Floor, 11/15/2021 (o)	3 Month LIBOR	Beverage, Food & Tobacco	9,925	9,925	9,695
California Pizza Kitchen, Inc., L+600, 1.00% LIBOR Floor, 8/23/2022 (i)(o)	3 Month LIBOR	Beverage, Food & Tobacco	9,987	10,012	10,000
Caraustar Industries, Inc., L+550, 1.00% LIBOR Floor, 3/14/2022 (o)	3 Month LIBOR	Forest Products & Paper	5,606	5,673	5,619
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021 (i)(o)	1 Month LIBOR	Services: Consumer	17,991	18,027	18,002
CF Entertainment Inc., L+850, 1.00% LIBOR Floor, 1/27/2023 (n)(p)	3 Month LIBOR	Media: Diversified & Production	50,000	49,043	49,500
CF Entertainment Inc., L+850, 1.00% LIBOR Floor, 1/27/2023	3 Month LIBOR	Media: Diversified & Production	15,000	14,713	14,962
CF Entertainment Inc., 2.00% Unfunded, 1/28/2019 (e)(i)	None	Media: Diversified & Production	10,000	(196)	(100)
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019	3 Month LIBOR	Retail	7,772	4,181	3,964
Confie Seguros Holding II Co., L+550, 1.00% LIBOR Floor, 4/16/2022 (i)(o)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	7,987	7,955	7,903
Cozzini Bros., Inc., L+550, 1.00% LIBOR Floor, 3/10/2023	1 Month LIBOR	Services: Business	2,993	2,935	2,933
CSP Technologies North America, LLC, L+525, 1.00% LIBOR Floor, 1/29/2022 (p)	3 Month LIBOR	Chemicals, Plastics & Rubber	13,588	13,330	13,622
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
CT Technologies Intermediate Holdings, Inc., L+425, 1.00% LIBOR Floor, 12/1/2021 (p)	1 Month LIBOR	Healthcare & Pharmaceuticals	14,676	13,979	14,630
David's Bridal, Inc., L+400, 1.25% LIBOR Floor, 10/11/2019 (o)	3 Month LIBOR	Retail	3,477	2,938	2,651
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022 (h)(o)	2 Month LIBOR	Services: Business	12,938	12,485	12,679
Deluxe Entertainment Services Group Inc., L+550, 1.00% LIBOR Floor, 2/28/2020 (o)	1 Month LIBOR	Media: Diversified & Production	9,932	9,899	9,939
DFS Holding Company, Inc., L+500, 1.00% LIBOR Floor, 2/17/2022	3 Month LIBOR	Capital Equipment	3,830	3,786	3,782
Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC, L+875, 1.00% LIBOR Floor, 10/31/2019 (n)	3 Month LIBOR	Construction & Building	10,012	9,898	9,849
Dorner Holding Corp., L+575, 1.00% LIBOR Floor, 3/15/2023	3 Month LIBOR	Capital Equipment	1,115	1,087	1,087
ECI Acquisition Holdings, Inc., L+625, 1.00% LIBOR Floor, 3/11/2019 (n)	3 Month LIBOR	High Tech Industries	8,296	8,278	8,296
EIG Investors Corp., L+400, 1.00% LIBOR Floor, 2/9/2023 (h)(o)	2 Month LIBOR	Services: Business	1,394	1,402	1,399
Elemica, Inc., L+800, 1.00% LIBOR Floor, 7/7/2021 (n)(p)	1 Month LIBOR	High Tech Industries	17,325	16,950	16,978
Elemica, Inc., 0.50% Unfunded, 7/7/2021 (e)(i)	None	High Tech Industries	2,500	(51)	(50)
Emmis Operating Company, L+700, 1.00% LIBOR Floor, 4/18/2019 (o)	3 Month LIBOR	Media: Broadcasting & Subscription	7,270	6,874	7,198
Entertainment Studios P&A LLC, 5.00%, 5/18/2037	None	Media: Diversified & Production	15,000	14,700	18,150
EnTrans International, LLC, L+750, 1.00% LIBOR Floor, 6/4/2020	3 Month LIBOR	Capital Equipment	13,312	10,156	10,783
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021 (h)(i)(o)	1 Month LIBOR	High Tech Industries	10,236	9,529	9,690
Everi Payments Inc., L+450, 1.00% LIBOR Floor, 5/9/2024 (o)	2 Month LIBOR	Hotel, Gaming & Leisure	4,194	4,173	4,239
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022	1 Month LIBOR	Media: Diversified & Production	1,106	1,106	1,162
F+W Media, Inc., L+1000, 1.50% LIBOR Floor, 5/24/2022 (n)(r)(s)	1 Month LIBOR	Media: Diversified & Production	2,590	2,591	2,478
Forbes Media LLC, L+675, 1.00% LIBOR Floor, 9/12/2019 (j)(p)	1 Month LIBOR	Media: Advertising, Printing & Publishing	15,000	14,684	14,737
Harland Clarke Holdings Corp., L+550, 1.00% LIBOR Floor, 2/9/2022 (o)	3 Month LIBOR	Services: Business	14,818	14,935	14,855
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,875	4,579	3,892
Help/Systems Holdings, Inc., L+450, 1.00% LIBOR Floor, 10/8/2021 (o)	3 Month LIBOR	Services: Business	11,970	11,956	12,037
Ignite Restaurant Group, Inc., L+700, 1.00% LIBOR Floor, 2/13/2019 (n)(r)	3 Month LIBOR	Beverage, Food & Tobacco	10,482	10,418	5,241
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/21/2018 (n)	1 Month LIBOR	Services: Business	8,082	7,582	7,456
Infogroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023 (i)(o)	1 Month LIBOR	Media: Advertising, Printing & Publishing	9,486	9,522	9,492
International Seaways, Inc., L+550, 1.00% LIBOR Floor, 6/22/2022 (h)(i)(o)	3 Month LIBOR	Transportation: Cargo	10,000	9,800	9,950
Intertain Group Ltd., L+650, 1.00% LIBOR Floor, 4/8/2022 (h)(n)	3 Month LIBOR	Hotel, Gaming & Leisure	1,661	1,636	1,678
iPipeline, Inc., L+625, 1.00% LIBOR Floor, 8/4/2022	1 Month LIBOR	High Tech Industries	7,955	7,777	7,776
Ipsen International GmbH, L+800, 1.00% LIBOR Floor, 9/30/2019 (h)(j)	2 Month LIBOR	Capital Equipment	1,338	1,342	1,338
Ipsen, Inc., L+700, 1.00% LIBOR Floor, 9/30/2019 (j)(p)	2 Month LIBOR	Capital Equipment	8,095	8,013	8,075
Island Medical Management Holdings, LLC, L+550, 1.00% LIBOR Floor, 9/1/2022 (p)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,778	13,605	13,602
Island Medical Management Holdings, LLC, 1.00% Unfunded, 9/1/2022 (e)(i)	None	Healthcare & Pharmaceuticals	1,188	—	(15)
ITC Service Group Acquisition LLC, L+950, 0.50% LIBOR Floor, 5/26/2021 (j)(p)	1 Month LIBOR	High Tech Industries	11,250	11,057	11,109
JDC Healthcare Management, LLC, L+625, 1.00% LIBOR Floor, 4/10/2023	1 Month LIBOR	Healthcare & Pharmaceuticals	6,276	6,154	6,150
Kingpin Intermediate Holdings LLC, L+425, 1.00% LIBOR Floor, 6/29/2024 (i)(o)	1 Month LIBOR	Hotel, Gaming & Leisure	10,000	9,950	10,044
KLO Intermediate Holdings, LLC, L+775, 0.75% LIBOR Floor, 4/7/2022 (p)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,440	4,387	4,384
KLO Intermediate Holdings, LLC, L+775, 0.75% LIBOR Floor, 4/7/2022 (p)	1 Month LIBOR	Chemicals, Plastics & Rubber	7,669	7,577	7,573
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
KMG Chemicals, Inc., L+425, 1.00% LIBOR Floor, 6/15/2024 (h)(i)(o)	1 Month LIBOR	Chemicals, Plastics & Rubber	1,886	1,876	1,909
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024 (o)	6 Month LIBOR	Consumer Goods: Durable	16,000	15,683	15,920
KPS Global LLC, L+250, 1.00% LIBOR Floor, 4/5/2022	3 Month LIBOR	Capital Equipment	685	671	675
KPS Global LLC, L+690, 1.00% LIBOR Floor, 4/5/2022	3 Month LIBOR	Capital Equipment	5,448	5,339	5,367
Labvantage Solutions Inc., L+800, 1.00% LIBOR Floor, 12/29/2020 (n)	3 Month LIBOR	High Tech Industries	4,750	4,711	4,750
Labvantage Solutions Ltd., E+800, 1.00% EURIBOR Floor, 12/29/2020 (h)(p)	3 Month EURIBOR	High Tech Industries	€4,351	4,852	4,972
LBP Intermediate Holdings LLC, L+550, 1.00% LIBOR Floor, 7/10/2020	3 Month LIBOR	Containers, Packaging & Glass	1,970	1,919	1,916
Liaison Acquisition, LLC, L+525, 1.00% LIBOR Floor, 2/8/2023	1 Month LIBOR	High Tech Industries	5,000	4,929	4,925
Lift Brands, Inc., L+800, 1.00% LIBOR Floor, 12/23/2019 (n)	3 Month LIBOR	Services: Consumer	9,290	9,201	9,244
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020 (o)	2 Month LIBOR	Services: Business	5,911	5,554	5,586
Ministry Brands, LLC, L+500, 1.00% LIBOR Floor, 12/2/2022 (n)	1 Month LIBOR	Services: Business	12,722	12,355	12,413
Ministry Brands, LLC, L+150 Unfunded, 1.00% LIBOR Floor, 10/6/2018 (e)(i)	1 Month LIBOR	Services: Business	180	—	(4)
Moss Holding Company, L+675, 1.00% LIBOR Floor, 4/17/2023 (p)	3 Month LIBOR	Services: Business	18,972	18,645	18,687
Moss Holding Company, 0.75% Unfunded, 5/7/2018 (e)(i)	None	Services: Business	1,046	—	(16)
Moss Holding Company, 0.50% Unfunded, 4/17/2023 (e)(i)	None	Services: Business	2,232	—	(33)
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 4/16/2020 (o)	3 Month LIBOR	Metals & Mining	3,649	3,550	3,589
Nathan's Famous Inc., 10.00%, 3/15/2020 (h)(n)	None	Beverage, Food & Tobacco	6,000	6,000	6,418
Navex Global, Inc., L+425, 1.00% LIBOR Floor, 11/19/2021 (o)	3 Month LIBOR	High Tech Industries	18,003	18,060	18,070
Nextech Systems, LLC, L+725, 1.00% LIBOR Floor, 6/22/2021 (j)(n)	1 Month LIBOR	High Tech Industries	15,342	14,823	15,036
NWN Acquisition Holding Company LLC, L+900, 1.00% LIBOR Floor, 10/16/2020 (j)(n)	3 Month LIBOR	High Tech Industries	13,498	13,167	13,566
Onex TSG Holdings II Corp., L+400, 1.00% LIBOR Floor, 7/29/2022 (o)	1 Month LIBOR	Healthcare & Pharmaceuticals	3,409	3,430	3,426
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,262	9,670	9,524
Orbcomm Inc., 8.00%, 4/1/2024	None	Telecommunications	9,237	9,237	9,837
Paris Presents Inc., L+500, 1.00% LIBOR Floor, 12/31/2020 (p)	1 Month LIBOR	Consumer Goods: Durable	8,977	8,891	8,977
Pelican Products, Inc., L+425, 1.00% LIBOR Floor, 4/10/2020 (o)	3 Month LIBOR	Chemicals, Plastics & Rubber	2,490	2,493	2,503
Petroflow Energy Corp., L+800, 1.00% LIBOR Floor, 6/29/2019 (s)	1 Month LIBOR	Energy: Oil & Gas	4,231	4,040	4,030
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019 (h)(o)	3 Month LIBOR	Aerospace & Defense	6,397	5,463	5,758
Plano Molding Company, LLC, L+750, 1.00% LIBOR Floor, 5/12/2021 (n)	1 Month LIBOR	Consumer Goods: Non-Durable	8,796	8,731	8,479
Professional Datasolutions, Inc., L+550, 1.00% LIBOR Floor, 5/20/2022	1 Month LIBOR	High Tech Industries	4,628	4,561	4,559
Project Leopard Holdings, Inc., L+550, 1.00% LIBOR Floor, 7/7/2023 (i)(o)	3 Month LIBOR	High Tech Industries	4,000	3,990	4,016
PSC Industrial Holdings Corp., L+475, 1.00% LIBOR Floor, 12/5/2020 (o)	3 Month LIBOR	Services: Business	4,875	4,646	4,717
Radio One, Inc., L+400, 1.00% LIBOR Floor, 4/18/2023 (o)	3 Month LIBOR	Media: Broadcasting & Subscription	8,957	8,871	8,913
Retriever Medical/Dental Payments LLC, L+475, 1.00% LIBOR Floor, 2/3/2023	3 Month LIBOR	Services: Business	4,988	4,882	4,875
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Rimini Street, Inc., 15.00%, 6/24/2020 (s)	None	High Tech Industries	14,984	14,747	16,148
Russell Investments US Institutional Holdco, Inc., L+575, 1.00% LIBOR Floor, 6/1/2023 (o)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,980	4,035	4,026
Scientific Games International, Inc., L+400, 0.75% LIBOR Floor, 10/1/2021 (h)(o)	2 Month LIBOR	Hotel, Gaming & Leisure	8,246	8,341	8,339
Sequoia Healthcare Management, LLC, 16.00%, 7/17/2019 (n)(s)	None	Healthcare & Pharmaceuticals	6,018	5,940	6,018
SG Acquisition, Inc., L+500, 1.00% LIBOR Floor, 3/29/2024 (o)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,185	4,146	4,159
Shift PPC LLC, L+600, 1.00% LIBOR Floor, 12/22/2021 (p)	1 Month LIBOR	High Tech Industries	4,910	4,799	4,910
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019 (o)	3 Month LIBOR	Services: Business	7,713	7,816	7,797
Southcross Holdings Borrower LP, 9.00%, 4/13/2023 (s)	None	Energy: Oil & Gas	177	156	156
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 1/21/2020 (n)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,188	12,115	12,066
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 7/21/2020 (s)	3 Month LIBOR	Healthcare & Pharmaceuticals	252	250	250
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019 (n)	3 Month LIBOR	Energy: Oil & Gas	7,268	6,900	6,287
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022 (o)	2 Month LIBOR	Services: Business	3,929	3,816	3,619
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/30/2020 (e)(n)	3 Month LIBOR	Hotel, Gaming & Leisure	14,954	14,832	14,954
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020 (o)	3 Month LIBOR	Services: Business	7,820	7,857	7,839
Telestream Holdings Corp., L+677, 1.00% LIBOR Floor, 1/15/2020 (j)(n)	3 Month LIBOR	High Tech Industries	8,684	8,483	8,510
Tenere Inc., L+1000, 1.00% LIBOR Floor, 12/23/2021 (n)(p)	3 Month LIBOR	Capital Equipment	31,840	31,469	31,245
Tensar Corp., L+475, 1.00% LIBOR Floor, 7/9/2021 (i)(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	8,236	7,682	7,700
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021 (h)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,931	15,338
TIBCO Software Inc., L+450, 1.00% LIBOR Floor, 12/4/2020 (o)	1 Month LIBOR	High Tech Industries	17,796	17,957	17,919
U.S. Renal Care, Inc., L+425, 1.00% LIBOR Floor, 12/30/2022 (i)(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,987	4,891	4,828
Vince, LLC, L+500, 1.00% LIBOR Floor, 11/27/2019 (h)(o)	3 Month LIBOR	Retail	1,127	1,075	1,025
VRC Companies, LLC, L+650, 1.00% LIBOR Floor, 3/31/2023	3 Month LIBOR	Services: Business	1,508	1,476	1,508
WD Wolverine Holdings, LLC, L+550, 1.00% LIBOR Floor, 8/16/2022 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	14,409	14,090	13,806
Western Dental Services, Inc., L+525, 1.00% LIBOR Floor, 6/30/2023 (i)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,197	2,175	2,188
Woodstream Corporation, L+625, 1.00% LIBOR Floor, 5/29/2022	3 Month LIBOR	Consumer Goods: Non-Durable	7,916	7,880	7,880
Woodstream Corporation, 0.75% Unfunded, 5/29/2021 (e)(i)	None	Consumer Goods: Non-Durable	1,553	—	(7)
Worley Claims Services, LLC, L+800, 1.00% LIBOR Floor, 10/31/2020 (n)	1 Month LIBOR	Services: Business	18,297	18,143	18,114
Total Senior Secured First Lien Debt				1,057,664	1,062,513
Senior Secured Second Lien Debt - 40.0%
ABG Intermediate Holdings 2 LLC, L+850, 1.00% LIBOR Floor, 5/27/2022 (i)(n)(p)	3 Month LIBOR	Retail	19,488	19,208	19,732
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022 (p)	1 Month LIBOR	Services: Business	16,030	15,489	15,549
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021 (n)(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,221	9,309
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2021 (n)	3 Month LIBOR	Construction & Building	4,933	4,894	4,958
Asurion, LLC, L+750, 1.00% LIBOR Floor, 3/3/2021 (o)	1 Month LIBOR	Services: Consumer	7,891	7,990	7,940
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Confie Seguros Holding II Co., L+900, 1.25% LIBOR Floor, 5/8/2019 (p)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	8,827	8,592	8,695
Conisus, LLC, L+875, 1.00% LIBOR Floor, 6/23/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	11,750	9,775	8,812
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021 (h)(n)	1 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,461	9,500
Elements Behavioral Health, Inc., L+1200, 1.00% LIBOR Floor, 2/11/2020 (s)	3 Month LIBOR	Healthcare & Pharmaceuticals	6,083	6,052	4,988
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022 (h)(n)	3 Month LIBOR	Environmental Industries	3,000	2,980	2,775
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022 (h)	1 Month LIBOR	High Tech Industries	9,999	7,064	8,299
Flexera Software LLC, L+700, 1.00% LIBOR Floor, 4/2/2021 (p)	3 Month LIBOR	High Tech Industries	9,385	9,151	9,362
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022 (n)(p)	1 Month LIBOR	Services: Business	11,410	11,331	11,282
GHX Ultimate Parent Corp., L+800, 1.00% LIBOR Floor, 6/30/2025	3 Month LIBOR	Healthcare & Pharmaceuticals	13,926	13,508	13,508
Global Tel*Link Corp., L+775, 1.25% LIBOR Floor, 11/23/2020 (p)	3 Month LIBOR	Telecommunications	9,500	9,494	9,488
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022 (o)	3 Month LIBOR	Retail	4,000	4,021	4,040
Institutional Shareholder Services Inc., L+850, 1.00% LIBOR Floor, 4/30/2022 (n)	3 Month LIBOR	Services: Business	10,648	10,544	10,702
Medical Solutions Holdings, Inc., L+825, 1.00% LIBOR Floor, 6/16/2025 (n)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,850	9,950
Mergermarket USA, Inc., L+650, 1.00% LIBOR Floor, 2/4/2022 (n)(o)	1 Month LIBOR	Services: Business	10,380	10,282	10,380
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023 (n)	1 Month LIBOR	Services: Business	7,000	6,900	6,930
Mississippi Sand, LLC, L+1000, 1.00% LIBOR Floor, 11/21/2019	3 Month LIBOR	Metals & Mining	13,196	11,061	11,943
Mitchell International, Inc., L+750, 1.00% LIBOR Floor, 10/11/2021 (n)(o)	1 Month LIBOR	High Tech Industries	14,909	14,516	15,068
Navex Global, Inc., L+875, 1.00% LIBOR Floor, 11/18/2022 (n)	3 Month LIBOR	High Tech Industries	10,278	10,154	10,227
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024 (h)	3 Month EURIBOR	Chemicals, Plastics & Rubber	€7,489	7,932	8,386
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,636	12,372	13,405
Onex TSG Holdings II Corp., L+850, 1.00% LIBOR Floor, 7/31/2023 (n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	12,249	12,139	12,180
Paris Presents Inc., L+875, 1.00% LIBOR Floor, 12/31/2021 (n)	1 Month LIBOR	Consumer Goods: Durable	3,500	3,432	3,465
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023 (n)	1 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,377	13,230
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021 (o)	3 Month LIBOR	Chemicals, Plastics & Rubber	3,469	3,457	3,469
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023 (n)	1 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,709	14,737
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022 (o)	1 Month LIBOR	Retail	4,998	4,666	4,611
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2022 (n)	1 Month LIBOR	Telecommunications	3,000	2,889	2,955
PSC Industrial Holdings Corp., L+825, 1.00% LIBOR Floor, 12/5/2021 (n)	3 Month LIBOR	Services: Business	10,000	9,855	8,850
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021 (o)(p)	1 Month LIBOR	Telecommunications	5,500	5,486	5,473
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 6/20/2025 (i)	1 Month LIBOR	Telecommunications	2,942	2,913	2,968
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021 (n)	3 Month LIBOR	Hotel, Gaming & Leisure	6,142	6,142	6,134
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023 (n)(o)	3 Month LIBOR	Services: Business	10,000	9,874	8,800
Survey Sampling International, LLC, L+900, 1.00% LIBOR Floor, 12/16/2021	3 Month LIBOR	Services: Business	5,000	4,927	4,925
TexOak Petro Holdings LLC, 8.00%, 12/29/2019 (s)	None	Energy: Oil & Gas	6,993	2,121	3,007
TMK Hawk Parent, Corp., L+750, 1.00% LIBOR Floor, 10/1/2022 (n)	1 Month LIBOR	Beverage, Food & Tobacco	15,000	14,881	15,000
TouchTunes Interactive Networks, Inc., L+825, 1.00% LIBOR Floor, 5/29/2022 (p)	3 Month LIBOR	Hotel, Gaming & Leisure	6,000	5,947	5,992
U.S. Anesthesia Partners, Inc., L+725, 1.00% LIBOR Floor, 6/23/2025 (i)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,235	10,080	10,081
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
U.S. Renal Care, Inc., L+800, 1.00% LIBOR Floor, 12/29/2023 (n)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,829	9,500
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022 (n)	2 Month LIBOR	Automotive	16,000	15,877	16,120
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022 (n)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,565	11,990
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023	3 Month LIBOR	High Tech Industries	5,000	4,932	4,975
Total Senior Secured Second Lien Debt				412,940	413,690
Collateralized Securities and Structured Products - Debt - 2.8%
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019 (h)	3 Month LIBOR	Diversified Financials	5,400	5,400	5,329
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022 (h)	3 Month LIBOR	Diversified Financials	15,500	15,500	14,840
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025 (g)(h)	3 Month LIBOR	Diversified Financials	2,000	1,884	1,903
NXT Capital CLO 2014-1, LLC Class E Notes, L+550, 4/23/2026 (g)(h)	3 Month LIBOR	Diversified Financials	7,500	7,116	7,041
Total Collateralized Securities and Structured Products - Debt				29,900	29,113
Collateralized Securities and Structured Products - Equity - 2.9%
Anchorage Capital CLO 2012-1, Ltd. Subordinated Notes, 7.45% Estimated Yield, 1/13/2025 (h)	(f)	Diversified Financials	4,000	2,707	2,310
APIDOS CLO XVI Subordinated Notes, 0.00% Estimated Yield, 1/19/2025 (h)	(f)	Diversified Financials	9,000	4,205	3,974
CENT CLO 19 Ltd. Subordinated Notes, 10.50% Estimated Yield, 10/29/2025 (h)	(f)	Diversified Financials	2,000	1,311	1,127
Galaxy XV CLO Ltd. Class A Subordinated Notes, 13.94% Estimated Yield, 4/15/2025 (h)	(f)	Diversified Financials	4,000	2,356	1,995
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 10.29% Estimated Yield, 10/20/2025 (h)	(f)	Diversified Financials	2,000	1,599	1,480
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 10.35% Estimated Yield, 2/2/2026 (e)(h)	(f)	Diversified Financials	10,000	9,885	9,788
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 15.54% Estimated Yield, 10/18/2025 (h)	(f)	Diversified Financials	8,146	5,945	5,998
Ivy Hill Middle Market Credit Fund X, Ltd., 11.20% Estimated Yield, 7/24/2027 (h)	(f)	Diversified Financials	4,760	3,803	3,518
Total Collateralized Securities and Structured Products - Equity				31,811	30,190
Equity - 0.4%
Commerce Topco, LLC (q)		Healthcare & Pharmaceuticals	87 Units	87	87
Commerce Parent, Inc. (q)		Healthcare & Pharmaceuticals	87 Units	85	85
F+W Media, Inc. (n)(q)		Media: Diversified & Production	31,211 Units	—	—
Mooregate ITC Acquisition, LLC, Class A Units (q)		High Tech Industries	500 Units	563	475
NS NWN Acquisition, LLC (q)		High Tech Industries	404 Units	393	463
NSG Co-Invest (Bermuda) LP (h)(q)		Consumer Goods: Durable	1,575 Units	1,000	1,025
Southcross Holdings GP, LLC, Units (q)		Energy: Oil & Gas	188 Units	—	—
Southcross Holdings LP, Class A-II Units (q)		Energy: Oil & Gas	188 Units	75	111
Speed Commerce Investment Part, LLC (q)		High Tech Industries	629 Units	2,640	1,200
Tenere Inc. Warrant (q)		Capital Equipment	N/A	161	108
Texoak Petro Holdings LLC (q)		Energy: Oil & Gas	60,000 Units	—	—
Total Equity				5,004	3,554
Short Term Investments - 13.0%(k)
First American Treasury Obligations Fund, Class Z Shares, 0.78% (l)				134,498	134,498
Total Short Term Investments				134,498	134,498
TOTAL INVESTMENTS - 161.9%				$1,671,817	1,673,558
LIABILITIES IN EXCESS OF OTHER ASSETS - (61.9%)					(639,822)
NET ASSETS - 100%					$1,033,736
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2017
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

b.
The 1, 2, 3, and 6 month London Interbank Offered Rate, or LIBOR, rates were 1.22%, 1.25%, 1.30%, and 1.45%, respectively, as of June 30, 2017.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2017, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2017. The 3 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.37%) as of June 30, 2017.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 9).

d.	Denominated in U.S. dollars unless otherwise noted.

e.
As discussed in Note 11, on June 30, 2017, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $4,126 and $1,111 to Studio Movie Grill Holdings, LLC and Ivy Hill Middle Market Credit Fund VIII, Ltd., respectively. On August 7, 2017, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $10,000, $4,127, $3,278, $2,500, $1,553, $1,188, $1,136, $1,111, $533, and $57 to CF Entertainment Inc., Studio Movie Grill Holdings, LLC, Moss Holding Company, Elemica, Inc., Woodstream Corp., Island Medical Management Holdings, LLC, Adams Publishing Group, LLC, Ivy Hill Middle Market Credit Fund VIII, Ltd., American Media, Inc., and Ministry Brands, LLC, respectively.

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

g.	Ivy Hill Middle Market Credit Fund VII Class E Notes and NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of June 30, 2017.

h.
The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2017, 89.5% of the Company’s total assets represented qualifying assets.

i.	Position or a portion thereof unsettled as of June 30, 2017.

j.
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in the syndication in exchange for lower payment priority.

k.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

l.	7-day effective yield as of June 30, 2017.

m.	Represents amortized cost for debt securities and cost for equity investments.

n.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of June 30, 2017 (see Note 8).

o.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank N.A., or Citibank, as of June 30, 2017 (see Note 8).

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of June 30, 2017 (see Note 8).

q.	Non-income producing security.

r.	Investment was on non-accrual status as of June 30, 2017.

s.
For the six months ended June 30, 2017, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
Elements Behavioral Health, Inc.	Senior Secured Second Lien Debt	—	13.00%	13.00%	$—	$392	$392
F+W Media, Inc.(r)	Senior Secured First Lien Debt	1.50%	10.00%	11.50%	$—	$—	$—
Petroflow Energy Corp.	Senior Secured First Lien Debt	3.00%	6.00%	9.00%	$70	$142	$212
Rimini Street, Inc.	Senior Secured First Lien Debt	12.00%	3.00%	15.00%	$1,003	$331	$1,334
Sequoia Healthcare Management, LLC	Senior Secured First Lien Debt	12.00%	4.00%	16.00%	$345	$130	$475
Southcross Holdings Borrower LP	Senior Secured First Lien Debt	3.50%	5.50%	9.00%	$3	$5	$8
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.50%	10.50%	$—	$123	$123
TexOak Petro Holdings LLC	Senior Secured Second Lien Debt	—	8.00%	8.00%	$—	$266	$266
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
June 30, 2017
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
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. The Company’s portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, and equity, of private and thinly traded U.S. middle-market companies.
The Company is managed by CION Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. The Company and CIM previously engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, LLC, or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.  On November 1, 2016, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment sub-advisory agreement with AIM for a period of twelve months commencing December 17, 2016.
On July 11, 2017, the members of CIM entered into a third amended and restated limited liability company agreement, or the CIM LLC Agreement, with AIM for the purpose of creating a joint venture between AIM and CION Investment Group, LLC, or CIG. Under the CIM LLC Agreement, AIM was issued a newly-created class of membership interests in CIM pursuant to which AIM, among other things, will share in the profits, losses, distributions and expenses of CIM with the other members in accordance with the terms of the CIM LLC Agreement, which will ultimately result in CIG and AIM each owning a 50% economic interest in CIM.
On July 10, 2017, the Company’s independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017. Although the investment sub-advisory agreement and AIM's engagement as the Company’s investment sub-adviser was terminated, AIM continues to perform identical services for CIM and the Company, including, without limitation, identifying investment opportunities and making investment recommendations for approval by CIM. AIM will not be paid a separate fee in exchange for such services, but will be entitled to receive distributions as a member of CIM as described above.
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
June 30, 2017
(in thousands, except share and per share amounts)

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
In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption during an interim period. If the Company early adopts the amendments during an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes such interim period.
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
Foreign Currency Translations
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated to U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $134,498 and $70,498 of such investments at June 30, 2017 and December 31, 2016, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of June 30, 2017.
Book/tax differences relating to permanent differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP (see Note 5).

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
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
June 30, 2017
(in thousands, except share and per share amounts)

Any investments that are not publicly traded or for which a market price is not otherwise readily available are valued at a price that reflects its fair value. With respect to such investments, if CIM is unable to obtain market quotations, the investments are reviewed and valued using one or more of the following types of analyses:

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
June 30, 2017
(in thousands, except share and per share amounts)

Revenue Recognition
Securities transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts.  For investments in equity tranches of collateralized loan obligations, the Company records income based on the effective interest rate determined using the amortized cost and estimated cash flows, which is updated periodically. Loan origination fees, original issue discounts, and market discounts/premiums are recorded and such amounts are amortized as adjustments to interest income over the respective term of the loan using the effective interest method. The Company records prepayment premiums on loans and debt securities as interest income when it receives such amounts. In addition, the Company may generate revenue in the form of commitment, amendment, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with investments are recognized when earned.
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of June 30, 2017 and December 31, 2016.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
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
Distributions
Distributions to shareholders are recorded as of the record date. The amount to be paid as a distribution is determined by the board of directors on a quarterly basis. Net realized capital gains, if any, are distributed at least annually.
Note 3. Share Transactions
The Company’s initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. The Company’s follow-on continuous public offering commenced on January 25, 2016.
The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	2,952,097	$28,045	914,192	$8,734
Reinvestment of distributions	2,170,501	19,791	2,238,407	19,403
Total gross shares/proceeds	5,122,598	47,836	3,152,599	28,137
Sales commissions and dealer manager fees	—	(1,047)	—	(736)
Net shares/proceeds	5,122,598	46,789	3,152,599	27,401
Share repurchase program	(1,951,457)	(17,742)	(946,576)	(8,264)
Net shares/proceeds from share transactions	3,171,141	$29,047	2,206,023	$19,137
During the six months ended June 30, 2017 and 2016, the Company sold 5,122,598 and 3,152,599 shares, respectively, at an average price per share of $9.34 and $8.93, respectively.
Since commencing its initial continuous public offering on July 2, 2012 and through June 30, 2017, the Company sold 112,958,698 shares of common stock for net proceeds of $1,147,661 at an average price per share of $10.16. The net proceeds include gross proceeds received from reinvested shareholder distributions of $104,264, for which the Company issued 11,452,165 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $43,156, for which the Company repurchased 4,778,549 shares of common stock.
During the period from July 1, 2017 to August 9, 2017, the Company sold 842,278 shares of common stock pursuant to its follow-on continuous public offering for gross proceeds of $8,041 at an average price per share of $9.55. The Company also received gross proceeds of $3,042 from reinvested shareholder distributions, for which the Company issued 332,140 shares of common stock, and paid $12,425 for shares of common stock tendered for repurchase, for which the Company repurchased 1,365,168 shares of common stock.
Since commencing its initial continuous public offering on July 2, 2012 and through August 9, 2017, the Company sold 112,767,948 shares of common stock for net proceeds of $1,146,319 at an average price per share of $10.17. The net proceeds include gross proceeds received from reinvested shareholder distributions of $107,306, for which the Company issued 11,784,305 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $55,581, for which the Company repurchased 6,143,717 shares of common stock.
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
June 30, 2017
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
June 30, 2017
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
The following table summarizes the share repurchases completed during the six months ended June 30, 2017:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2017	January 4, 2017	814,223	100%	9.05	$7,370
June 30, 2017	April 5, 2017	1,137,234	100%	9.12	10,372
Total		1,951,457			$17,742
Note 4. Transactions with Related Parties
For the three and six months ended June 30, 2017 and 2016, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2017	2016	2017	2016
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$282	$242	$492	$257
CIM	Investment adviser	Management fees(2)	7,422	4,612	13,904	9,124
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	425	434	771	726
CIG	Sponsor	Recoupment of expense support(2)	—	548	—	667
			$8,129	$5,836	$15,167	$10,774

(1)	Amounts charged directly to equity.

(2)	Amounts charged directly to operations.
On December 28, 2016, the Company entered into an amended and restated follow-on dealer manager agreement with CIM and CION Securities, LLC (formerly, ICON Securities, LLC), or CION Securities, in connection with the Company's follow-on continuous public offering. Under the amended and restated dealer manager agreement, the dealer manager fee was reduced from up to 3% to up to 2% of gross offering proceeds and selling commissions to the selling dealers were reduced from up to 7% to up to 3% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 and through August 9, 2017, the Company paid or accrued sales commissions of $63,669 to the selling dealers and dealer manager fees of $31,343 to CION Securities.

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
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and six months ended June 30, 2017, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

With respect to the TRS, CIM became entitled to receive a capital gains incentive fee upon the termination of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS were realized. See Note 2 for an additional discussion of CIM’s entitlement to receive payment of incentive fees and the Company’s accrual of the incentive fee on capital gains with respect to the TRS.

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

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes CIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offerings (without giving effect to any potential expense support from CIG and its affiliates). If the Company sells the maximum number of shares at its latest public offering price of $9.65 per share, the Company estimates that it may incur up to approximately $29,827 of expenses. With respect to any reimbursements for offering and organizational costs, the Company will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.
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
Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of June 30, 2017, the Company raised gross offering proceeds of $1,086,552, of which it can pay up to $16,298 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through June 30, 2017, the Company paid $9,763 of such costs, leaving an additional $6,535 that can be paid. As of August 9, 2017, the Company raised gross offering proceeds of $1,094,594, of which it can pay up to $16,419 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through August 9, 2017, the Company paid $9,784 of such costs, leaving an additional $6,635 that can be paid.
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
For the three and six months ended June 30, 2017 and 2016, the Company did not receive any expense support from CIG or AIM.
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
June 30, 2017
(in thousands, except share and per share amounts)

Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. During the three and six months ended June 30, 2016, the Company recorded obligations to repay expense support from CIG of $548 and $667, respectively. The Company did not record any obligation to repay expense support from CIG during the three or six months ended June 30, 2017. During the three and six months ended June 30, 2016, the Company repaid expense support to CIG of $119 and $599, respectively. The Company did not repay any expense support to CIG or AIM during the three or six months ended June 30, 2017. The Company may or may not be requested to reimburse any future expense support provided by CIG or AIM.
The Company, AIM, or CIG may terminate the expense support and conditional reimbursement agreement at any time. CIG and AIM have indicated that they expect to continue such expense support until they believe that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income. If the Company terminates the investment advisory agreement with CIM, the Company may be required to repay CIG and AIM all unreimbursed expense support funded by CIG and AIM within three years of the date of termination. The specific amount of expense support provided by CIG and AIM, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that CIG and AIM will support any portion of the Company’s expenses in future quarters.
As of June 30, 2017 and December 31, 2016, the total liability payable to CIM and its affiliates was $7,523 and $6,508, respectively, which primarily related to fees earned by CIM during the three months ended June 30, 2017 and December 31, 2016, respectively.
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
Indemnifications
The investment advisory agreement, the administration agreement and the dealer manager agreement each provide certain indemnifications from the Company to the other relevant parties to such agreements.  The Company’s maximum exposure under these agreements is unknown. However, the Company has not experienced claims or losses pursuant to these agreements and believes the risk of loss related to such indemnifications to be remote.
Note 5. Distributions
From February 1, 2014 through July 17, 2017, the Company’s board of directors authorized and declared on a monthly basis a weekly distribution amount per share of common stock. On July 18, 2017, the Company's board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of common stock.
During the year ended December 31, 2016 and the six months ended June 30, 2017, the Company’s board of directors declared distributions for 52 and 26 record dates, respectively. Declared distributions are paid monthly.
The following table presents cash distributions per share that were declared during the year ended December 31, 2016 and the six months ended June 30, 2017:

	Distributions
Three Months Ended	Per Share	Amount
2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
June 30, 2016 (thirteen record dates)	0.1829	19,167
September 30, 2016 (thirteen record dates)	0.1829	19,480
December 31, 2016 (thirteen record dates)	0.1829	19,808
Total distributions for the year ended December 31, 2016	$0.7316	$77,459

2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
June 30, 2017 (thirteen record dates)	0.1829	20,371
Total distributions for the six months ended June 30, 2017	$0.3658	$40,494

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

On June 20, 2017, the Company’s board of directors declared four weekly cash distributions of $0.014067 per share, which were paid on July 26, 2017 to shareholders of record on July 4, July 11, July 18, and July 25, 2017.  On July 18, 2017, the Company's board of directors declared regular weekly cash distributions of $0.014067 per share for August 2017 through September 2017. Each distribution will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
August 1, 2017	August 30, 2017	$0.014067
August 8, 2017	August 30, 2017	$0.014067
August 15, 2017	August 30, 2017	$0.014067
August 22, 2017	August 30, 2017	$0.014067
August 29, 2017	August 30, 2017	$0.014067
September 5, 2017	September 27, 2017	$0.014067
September 12, 2017	September 27, 2017	$0.014067
September 19, 2017	September 27, 2017	$0.014067
September 26, 2017	September 27, 2017	$0.014067

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017			2016
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.2812	$31,128	76.9%	$0.1996	$20,831	54.6%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.0324	3,594	8.9%	0.1555	16,225	42.5%
Net gain on TRS loan sales(1)	0.0320	3,539	8.7%	0.0040	416	1.1%
Net realized gain on investments and foreign currency(1)	0.0202	2,233	5.5%	0.0067	699	1.8%
Total distributions	$0.3658	$40,494	100.0%	$0.3658	$38,171	100.0%

(1)
During the six months ended June 30, 2017, the Company realized losses of $25,417 primarily due to the purchase of loans by Flatiron Funding II, LLC that were previously held in the TRS and are not currently deductible on a tax-basis. See Note 8 for an additional discussion regarding this purchase.

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
As of June 30, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $19,741; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $46,761; the net unrealized depreciation was $27,020; and the aggregate cost of securities for Federal income tax purposes was $1,700,577.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

Note 6. Investments
The composition of the Company’s investment portfolio as of June 30, 2017 and December 31, 2016 at amortized cost and fair value was as follows:

	June 30, 2017			December 31, 2016
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,057,664	$1,062,513	69.0%	$489,904	$489,913	48.1%
Senior secured second lien debt	412,940	413,690	26.9%	437,240	434,347	42.6%
Collateralized securities and structured products - debt	29,900	29,113	1.9%	39,471	38,114	3.7%
Collateralized securities and structured products - equity	31,811	30,190	2.0%	37,713	34,648	3.4%
Unsecured debt	—	—	—	17,290	16,851	1.7%
Equity	5,004	3,554	0.2%	4,832	5,107	0.5%
Subtotal/total percentage	1,537,319	1,539,060	100.0%	1,026,450	1,018,980	100.0%
Short term investments(2)	134,498	134,498		70,498	70,498
Total investments	$1,671,817	$1,673,558		$1,096,948	$1,089,478

(1)	Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$228,882	14.9%	$118,337	11.6%
High Tech Industries	221,249	14.4%	217,339	21.3%
Services: Business	220,681	14.3%	126,869	12.5%
Media: Diversified & Production	96,091	6.2%	23,100	2.3%
Chemicals, Plastics & Rubber	82,207	5.3%	27,253	2.7%
Telecommunications	68,086	4.4%	35,411	3.5%
Capital Equipment	62,460	4.1%	51,155	5.0%
Media: Advertising, Printing & Publishing	61,525	4.0%	54,354	5.3%
Diversified Financials	59,303	3.9%	72,762	7.1%
Beverage, Food & Tobacco	58,344	3.8%	53,658	5.3%
Hotel, Gaming & Leisure	51,380	3.3%	28,974	2.8%
Retail	47,488	3.1%	18,852	1.9%
Automotive	40,287	2.6%	39,192	3.9%
Services: Consumer	35,186	2.3%	9,477	0.9%
Construction & Building	34,829	2.3%	39,137	3.8%
Aerospace & Defense	30,399	2.0%	21,780	2.1%
Consumer Goods: Durable	29,387	1.9%	1,000	0.1%
Banking, Finance, Insurance & Real Estate	24,783	1.6%	17,636	1.7%
Energy: Oil & Gas	18,238	1.2%	12,803	1.3%
Consumer Goods: Non-Durable	16,352	1.1%	8,611	0.8%
Media: Broadcasting & Subscription	16,111	1.0%	9,776	1.0%
Metals & Mining	15,532	1.0%	11,349	1.1%
Transportation: Cargo	9,950	0.6%	—	—
Forest Products & Paper	5,619	0.4%	—	—
Environmental Industries	2,775	0.2%	2,595	0.3%
Containers, Packaging & Glass	1,916	0.1%	3,845	0.4%
Energy: Electricity	—	—	13,715	1.3%
Subtotal/total percentage	1,539,060	100.0%	1,018,980	100.0%
Short term investments	134,498		70,498
Total investments	$1,673,558		$1,089,478

	June 30, 2017		December 31, 2016
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,425,601	92.6%	$916,260	89.9%
Cayman Islands	32,093	2.1%	43,234	4.2%
Canada	24,589	1.6%	16,705	1.6%
Germany	20,169	1.3%	24,185	2.4%
Netherlands	17,886	1.2%	10,273	1.0%
Marshall Islands	9,950	0.6%	—	—
Cyprus	4,972	0.3%	4,728	0.5%
United Kingdom	2,775	0.2%	2,595	0.3%
Bermuda	1,025	0.1%	1,000	0.1%
Subtotal/total percentage	1,539,060	100.0%	1,018,980	100.0%
Short term investments	134,498		70,498
Total investments	$1,673,558		$1,089,478

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.
As of June 30, 2017, investments on non-accrual status represented 0.7% of total investments on a fair value basis. As of December 31, 2016, there were no investments on non-accrual status.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

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
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2017 and December 31, 2016, the Company’s unfunded commitments amounted to $25,606 and $25,096, respectively. As of August 7, 2017, the Company’s unfunded commitments amounted to $67,938. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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

Total Return Swap

On December 17, 2012, the Company, through its wholly-owned consolidated subsidiary, Flatiron Funding, LLC, or Flatiron, entered into a TRS with Citibank, N.A., or Citibank.  Flatiron and Citibank amended the TRS on several occasions, most recently on February 18, 2017, to extend the termination or call date from February 18, 2017 to April 18, 2017. Prior to the call date, the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan became subject to the TRS) was $800,000 and the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS was a spread of 1.40% per year over the floating rate index specified for each such loan, which would not be less than zero.  On April 18, 2017, the TRS expired in accordance with its terms. The agreements between Flatiron and Citibank, which collectively established the TRS, are referred to herein as the TRS Agreement.

The value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS were valued in the same manner as loans owned by the Company.  As of December 31, 2016, the fair value of the TRS was ($15,402). The fair value of the TRS was reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS was reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2016, Flatiron had selected 51 underlying loans with a total notional amount of $407,847 and posted $143,335 in cash collateral held by Citibank (of which only $131,073 was required to be posted). As of June 30, 2017, Flatiron had posted $3,620 in cash collateral held by Citibank. Cash collateral held by Citibank is reflected in due from counterparty on the Company’s consolidated balance sheets.
Receivable on total return swap is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and fees and net gains on sales and principal repayments of the underlying loans of the TRS. As of June 30, 2017 and December 31, 2016, the (payable)/receivable on total return swap consisted of the following:

	June 30, 2017	December 31, 2016
Interest and other income from TRS portfolio	$423	$5,620
Interest and other expense from TRS portfolio	(123)	(1,928)
Net (loss) gain on TRS loan sales	(149)	495
Receivable on total return swap	$151	$4,187
Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. For the three and six months ended June 30, 2017 and 2016, the net realized gain (loss) on the TRS consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and other income from TRS portfolio	$584	$11,621	$6,543	$23,267
Interest and other expense from TRS portfolio	(305)	(3,589)	(2,949)	(7,042)
Net gain (loss) on TRS loan sales	134	(783)	(17,450)	(614)
Net realized gain (loss)(1)	$413	$7,249	$(13,856)	$15,611

(1)	Net realized gain (loss) is reflected in net realized gain (loss) on total return swap on the Company's consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

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
June 30, 2017
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

(e)
For the year ended December 31, 2016, the following underlying loans subject to the TRS contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Issuer of Underlying Loan	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	All-in-Rate
Smile Brands Group, Inc.(f)	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$233	$41	$274
Southcross Holdings Borrower LP(g)	Senior Secured First Lien Debt	3.50%	5.50%	9.00%	$1	$1	$2

(f)	Outstanding principal and accrued interest of the underlying loan was fully repaid on August 17, 2016.

(g)	Prior to December 31, 2016, the underlying loan was assigned to the Company and removed from the TRS.
Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2017:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	L+2.00%	$231,698	$93,302	March 29, 2019
JPM Credit Facility	Term Loan Credit Facility	L+3.50%	224,423	577	August 23, 2020
UBS Facility	Repurchase Agreement	L+3.50%	125,000	—	May 19, 2020

Citibank Credit Facility

On March 29, 2017, Flatiron Funding II entered into a senior secured credit facility with Citibank. The senior secured credit facility with Citibank, or the Citibank Credit Facility, provides for a revolving credit facility in an aggregate principal amount of $325,000, subject to compliance with a borrowing base. On March 29, 2017, Flatiron Funding II drew down $231,698 of borrowings under the Citibank Credit Facility.

On July 11, 2017, Flatiron Funding II amended the Citibank Credit Facility, or the Amended Citibank Credit Facility, with Citibank to make certain immaterial administrative amendments as a result of the termination of AIM as the Company's investment sub-adviser as discussed in Note 1.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

Advances under the Amended Citibank Credit Facility bear interest at a floating rate equal to (1) the higher of (a) the Citibank prime rate, (b) the federal funds rate plus 1.5% or (c) the three-month LIBOR plus 1.0%, plus (2) a spread of (a) 2% per year during the period from and including March 29, 2017 and the earlier of March 29, 2019 and the date the Amended Citibank Credit Facility matures, or (b) 3% per year during the period from the date the Amended Citibank Credit Facility matures until all obligations under the Amended Citibank Credit Facility have been paid in full. Interest is payable quarterly in arrears. All advances under the Amended Citibank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than March 30, 2020. Flatiron Funding II may prepay advances pursuant to the terms and conditions of the credit and security agreement, subject to a 0.75% or 0.50% premium if the amount of the Amended Citibank Credit Facility is reduced or terminated on or prior to March 29, 2018 or March 29, 2019, respectively. In addition, Flatiron Funding II will be subject to a non-usage fee of 0.75% per year (subject to an increase to 2% in certain circumstances) on the amount, if any, of the aggregate principal amount available under the Amended Citibank Credit Facility that has not been borrowed. The non-usage fees, if any, are payable quarterly in arrears. Flatiron Funding II incurred certain customary costs and expenses in connection with obtaining the Citibank Credit Facility.

The Company incurred debt issuance costs of $1,816 in connection with obtaining the Citibank Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended Citibank Credit Facility, which is included in the Company’s consolidated balance sheet as of June 30, 2017 and will amortize to interest expense over the term of the Amended Citibank Credit Facility. At June 30, 2017, the unamortized portion of the debt issuance costs was $1,660.

Flatiron Funding II purchased loans and other corporate debt securities with a fair value of $354,967 on the closing date pursuant to master participation and assignment agreements between Flatiron Funding II and each of 15th Street Loan Funding LLC and 15th Street Loan Funding 2 LLC, each a special purpose subsidiary of Citibank. 15th Street Loan Funding LLC and 15th Street Loan Funding 2 LLC held loans and other corporate debt securities in connection with the TRS Agreement between Citibank and Flatiron. Flatiron Funding II’s obligations to Citibank under the Amended Citibank Credit Facility are secured by a first priority security interest in all of the assets of Flatiron Funding II. The obligations of Flatiron Funding II under the Amended Citibank Credit Facility are non-recourse to the Company, and the Company’s exposure under the Amended Citibank Credit Facility is limited to the value of the Company’s investment in Flatiron Funding II.

In connection with the Amended Citibank Credit Facility, Flatiron Funding II has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. From the inception of the Citibank Credit Facility on March 29, 2017 to June 30, 2017, Flatiron Funding II was in compliance with all covenants and reporting requirements.

For the three months ended June 30, 2017 and the period from March 29, 2017 through June 30, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended Citibank Credit Facility were as follows:

	Three Months Ended June 30, 2017	Period from March 29, 2017 to June 30, 2017
Stated interest expense	$1,846	$1,907
Non-usage fee	177	183
Amortization of deferred financing costs	151	156
Total interest expense	$2,174	$2,246
Weighted average interest rate(1)	3.46%	3.45%
Average borrowings	$231,698	$231,698

(1)	Includes the stated interest expense and non-usage fee on the unused portion of the Amended Citibank Credit Facility and is annualized for periods covering less than one year.

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

On September 30, 2016 and July 11, 2017, 34th Street amended and restated the JPM Credit Facility, or the Amended JPM Credit Facility, with JPM. Under the Amended JPM Credit Facility entered into on September 30, 2016, the aggregate principal amount available for borrowings was increased from $150,000 to $225,000, of which $25,000 may be funded as a revolving credit facility, subject to conditions described in the Amended JPM Credit Facility. Under the Amended JPM Credit Facility entered into on July 11, 2017, certain immaterial administrative amendments were made as a result of the termination of AIM as the Company's investment sub-adviser as discussed in Note 1. On September 30, 2016, 34th Street drew down $167,423 of additional borrowings under the Amended JPM Credit Facility, a portion of which was used to purchase the portfolio of loans from Credit Suisse Park View BDC, Inc. No other material terms of the JPM Credit Facility were revised in connection with the Amended JPM Credit Facility.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

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

In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the six months ended June 30, 2017, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $3,514 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended JPM Credit Facility. At June 30, 2017, the unamortized portion of the debt issuance costs was $2,775.

For the three and six months ended June 30, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Stated interest expense	$2,673	$5,208
Non-usage fee	1	2
Amortization of deferred financing costs	220	438
Total interest expense	$2,894	$5,648
Weighted average interest rate(1)	4.71%	4.62%
Average borrowings	$224,423	$224,423

(1)	Includes the stated interest expense and non-usage fee on the unused portion of the Amended JPM Credit Facility and is annualized for periods covering less than one year.

UBS Facility

On May 19, 2017, the Company, through two newly-formed, wholly-owned, special-purpose financing subsidiaries, entered into a financing arrangement with UBS AG, London Branch, or UBS, pursuant to which up to $125,000 will be made available to the Company.

Pursuant to the financing arrangement, assets in the Company's portfolio may be contributed from time to time to Murray Hill Funding II, LLC, or Murray Hill Funding II, through Murray Hill Funding, LLC, or Murray Hill Funding, each a newly-formed, wholly-owned, special-purpose financing subsidiary of the Company. On May 19, 2017, the Company contributed assets to Murray Hill Funding II. The assets held by Murray Hill Funding II secure the obligations of Murray Hill Funding II under Class A Notes, or the Notes, issued by Murray Hill Funding II. Pursuant to an Indenture, dated May 19, 2017, between Murray Hill Funding II and U.S. Bank National Association, or U.S. Bank, as trustee, or the Indenture, the aggregate principal amount of Notes that may be issued by Murray Hill Funding II from time to time is $192,308. Murray Hill Funding purchased the Notes issued by Murray Hill Funding II at a purchase price equal to their par value. Murray Hill Funding makes capital contributions to Murray Hill Funding II to, among other things, maintain the value of the portfolio of assets held by Murray Hill Funding II.

Principal on the Notes will be due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

Murray Hill Funding, in turn, has entered into a repurchase transaction with UBS, pursuant to the terms of a Global Master Repurchase Agreement and the related Annex and Master Confirmation thereto, each dated May 19, 2017, or collectively, the UBS Facility. Pursuant to the UBS Facility, on May 19, 2017 and June 19, 2017, UBS purchased Notes held by Murray Hill Funding for an aggregate purchase price equal to 65% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the UBS Facility is $192,308. Accordingly, the aggregate maximum amount payable to Murray Hill Funding under the UBS Facility will not exceed $125,000. Murray Hill Funding will repurchase the Notes sold to UBS under the UBS Facility by no later than May 19, 2020. The repurchase price paid by Murray Hill Funding to UBS will be equal to the purchase price paid by UBS for the repurchased Notes (giving effect to any reductions resulting from voluntary partial prepayment(s)). If the UBS Facility is accelerated prior to May 19, 2020 due to an event of default or a mandatory or voluntary full payment by Murray Hill Funding, then Murray Hill Funding must pay to UBS a fee equal to the present value of the spread portion of the financing fees that would have been payable to UBS from the date of acceleration through May 19, 2020 had the acceleration not occurred. The financing fee under the UBS Facility is equal to the three-month LIBOR plus a spread of up to 3.50% per year for the relevant period.

UBS may require Murray Hill Funding to post cash collateral if, without limitation, the sum of the market value of the portfolio of assets and the cash and eligible investments held by Murray Hill Funding II, together with any posted cash collateral, is less than the required margin amount under the UBS Facility; provided, however, that Murray Hill Funding will not be required to post cash collateral with UBS until such market value has declined at least 10% from the initial market value of the portfolio assets.

The Company has no contractual obligation to post any such cash collateral or to make any payments to UBS on behalf of Murray Hill Funding. The Company may, but is not obligated to, increase its investment in Murray Hill Funding for the purpose of funding any cash collateral or payment obligations for which Murray Hill Funding becomes obligated in connection with the UBS Facility. The Company’s exposure under the UBS Facility is limited to the value of the Company’s investment in Murray Hill Funding.

Pursuant to the UBS Facility, Murray Hill Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the UBS Facility.

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $1,877 in connection with obtaining the UBS Facility, which were recorded as a direct reduction to the outstanding balance of the UBS Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the UBS Facility. At June 30, 2017, the unamortized portion of the upfront fee and other expenses was $1,805.

As of June 30, 2017, Notes in the aggregate principal amount of $192,308 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the UBS Facility for aggregate proceeds of $125,000. The carrying amount outstanding under the UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of June 30, 2017, the amount due at maturity under the UBS Facility was $125,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of June 30, 2017, the fair value of assets held by Murray Hill Funding II was $248,978.

For the period from May 19, 2017 through June 30, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the UBS Facility were as follows:

Stated interest expense	$529
Amortization of deferred financing costs	72
Total interest expense	$601
Weighted average interest rate(1)	4.98%
Average borrowings	$88,953

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the UBS Facility and is annualized for periods covering less than one year.
East West Bank Credit Facility
On April 30, 2015, the Company entered into a revolving credit facility, or the EWB Credit Facility, with East West Bank, or EWB. The EWB Credit Facility provided for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions, and the Company was required to maintain $2,000 in a demand deposit account with EWB at all times. On April 27, 2017, the EWB Credit Facility expired in accordance with its terms. Through the expiration date, the Company was in compliance with all covenants and reporting requirements under the EWB Credit Facility.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

For the three and six months ended June 30, 2017 and 2016, the components of interest expense and average borrowings for the EWB Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Non-usage fee	$15	$51	$65	$102
Amortization of deferred financing costs	13	56	63	125
Total interest expense	$28	$107	$128	$227
Average borrowings	$—	$—	$—	$—
Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of June 30, 2017 and December 31, 2016, according to the fair value hierarchy:

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,062,513	$1,062,513	$—	$—	$489,913	$489,913
Senior secured second lien debt	—	—	413,690	413,690	—	—	434,347	434,347
Collateralized securities and structured products - debt	—	—	29,113	29,113	—	—	38,114	38,114
Collateralized securities and structured products - equity	—	—	30,190	30,190	—	—	34,648	34,648
Unsecured debt	—	—	—	—	—	—	16,851	16,851
Equity	—	—	3,554	3,554	—	—	5,107	5,107
Short term investments	134,498	—	—	134,498	70,498	—	—	70,498
Total Investments	$134,498	$—	$1,539,060	$1,673,558	$70,498	$—	$1,018,980	$1,089,478
Total return swap	$—	$—	$—	$—	$—	$—	$(15,402)	$(15,402)
Credit default swap	—	—	—	—	—	46	—	46
Total Derivatives	$—	$—	$—	$—	$—	$46	$(15,402)	$(15,356)
Total Investments and Derivatives	$134,498	$—	$1,539,060	$1,673,558	$70,498	$46	$1,003,578	$1,074,122

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, March 31, 2017	$866,480	$443,637	$38,586	$31,159	$3,890	$3,736	$134	$1,387,622
Investments purchased	290,506	55,812	—	—	—	172	—	346,490
Net realized (loss) gain	(3,500)	814	7	(451)	48	—	413	(2,669)
Net change in unrealized appreciation (depreciation)	10,713	901	125	880	(54)	(354)	(134)	12,077
Accretion of discount	1,749	683	20	—	—	—	—	2,452
Sales and principal repayments	(103,435)	(88,157)	(9,625)	(1,398)	(3,884)	—	(413)	(206,912)
Ending balance, June 30, 2017	$1,062,513	$413,690	$29,113	$30,190	$—	$3,554	$—	$1,539,060
Change in net unrealized appreciation (depreciation) on investments still held as of June 30, 2017(1)	$7,286	$1,340	$(23)	$(428)	$—	$(354)	$—	$7,821

(1)
Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized (depreciation) appreciation on total return swap.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2017
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, December 31, 2016	$489,913	$434,347	$38,114	$34,648	$16,851	$5,107	$(15,402)	$1,003,578
Investments purchased	735,988	118,309	—	—	1,089	172	—	855,558
Net realized (loss) gain	(3,283)	1,451	7	(451)	163	—	(13,856)	(15,969)
Net change in unrealized appreciation (depreciation)	4,840	3,643	570	1,444	439	(1,725)	15,402	24,613
Accretion of discount	2,943	1,250	47	—	29	—	—	4,269
Sales and principal repayments	(167,888)	(145,310)	(9,625)	(5,451)	(18,571)	—	13,856	(332,989)
Ending balance, June 30, 2017	$1,062,513	$413,690	$29,113	$30,190	$—	$3,554	$—	$1,539,060
Change in net unrealized appreciation (depreciation) on investments still held as of June 30, 2017(1)	$4,800	$3,823	$343	$853	$—	$(1,725)	$—	$8,094

(1)
Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized (depreciation) appreciation on total return swap.

	Three Months Ended June 30, 2016
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, March 31, 2016	$125,948	$440,958	$38,739	$21,793	$26,603	$—	$(36,508)	$617,533
Investments purchased	51,374	50,939	—	10,000	—	75	—	112,388
Net realized gain	70	637	—	—	—	—	7,249	7,956
Net change in unrealized (depreciation) appreciation	(192)	7,957	1,521	3,320	1,641	(3)	8,907	23,151
Accretion of discount	187	181	28	—	31	—	—	427
Sales and principal repayments	(8,589)	(68,797)	—	(716)	—	—	(7,249)	(85,351)
Ending balance, June 30, 2016	$168,798	$431,875	$40,288	$34,397	$28,275	$72	$(27,601)	$676,104
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2016(1)	$(763)	$7,200	$1,521	$3,320	$1,641	$(3)	$8,073	$20,989

(1)
Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized (depreciation) appreciation on total return swap.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2016
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, December 31, 2015	$104,187	$453,713	$41,663	$24,604	$26,740	$—	$(34,900)	$616,007
Investments purchased	81,793	54,823	—	10,000	2,704	75	—	149,395
Net realized gain	115	573	—	—	11	—	15,611	16,310
Net change in unrealized (depreciation) appreciation	(1,381)	1,659	(1,430)	1,321	1,473	(3)	7,299	8,938
Accretion of discount	353	366	55	—	62	—	—	836
Sales and principal repayments	(16,269)	(79,259)	—	(1,528)	(2,715)	—	(15,611)	(115,382)
Ending balance, June 30, 2016	$168,798	$431,875	$40,288	$34,397	$28,275	$72	$(27,601)	$676,104
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2016(1)	$(1,777)	$223	$(1,430)	$1,321	$1,473	$(3)	$6,757	$6,564

(1)
Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized (depreciation) appreciation on total return swap.

Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$625,628	Discounted Cash Flow	Discount Rates	4.8%	—	57.9%	10.4%
	408,897	Broker Quotes	Broker Quotes	N/A			N/A
	27,988	Market Comparable Approach	EBITDA Multiple	4.75x	—	9.00x	7.59x
			Revenue Multiple	0.73x	—	1.00x	0.73x
Senior secured second lien debt	247,610	Discounted Cash Flow	Discount Rates	7.8%	—	22.6%	10.9%
	163,073	Broker Quotes	Broker Quotes	N/A			N/A
	3,007	Market Comparable Approach	EBITDA Multiple	6.50x	—	9.50x	8.01x
Collateralized securities and structured products - debt	29,113	Discounted Cash Flow	Discount Rates	8.0%	—	11.0%	10.1%
Collateralized securities and structured products - equity	30,190	Discounted Cash Flow	Discount Rates	9.2%	—	15.0%	12.8%
Equity	3,335	Market Comparable Approach	EBITDA Multiple	3.75x	—	20.00x	8.72x
			Revenue Multiple	0.50x	—	0.75x	0.63x
	108	Options Pricing Model	Expected Volatility	30.0%	—	31.0%	30.5%
	111	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,539,060

(1)	Weighted average amounts are based on the estimated fair values.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Professional fees	$228	$52	$796	$604
Transfer agent expense	312	277	626	619
Valuation expense	327	126	526	225
Dues and subscriptions	237	197	407	444
Printing and marketing expense	126	253	232	343
Insurance expense	104	84	207	166
Director fees and expenses	116	71	202	138
Due diligence fees	3	119	58	281
Other expenses	218	120	363	232
Total general and administrative expense	$1,671	$1,299	$3,417	$3,052

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
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
As of June 30, 2017 and December 31, 2016, the Company’s unfunded commitments were as follows:

Unfunded Commitments	June 30, 2017(1)	December 31, 2016(1)
CF Entertainment Inc.(2)	$10,000	$—
Studio Movie Grill Holdings, LLC(2)	4,127	4,127
Moss Holding Company(2)	3,278	—
Elemica Holdings, Inc.(2)	2,500	2,500
Woodstream Group, Inc.(2)	1,553	—
Island Medical Management Holdings, LLC(2)	1,188	—
Adams Publishing Group, LLC(2)	1,136	—
Ivy Hill Middle Market Credit Fund VIII, Ltd.(2)	1,111	1,111
American Media, Inc.(2)	533	711
Ministry Brands, LLC(2)	180	5,274
Tennessee Merger Sub, Inc.(3)	—	10,254
ABG Intermediate Holdings 2 LLC	—	1,119
Total	$25,606	$25,096

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

(2)
As of August 7, 2017, the Company's unfunded commitments were to portfolio companies CF Entertainment Inc., Studio Movie Grill Holdings, LLC, Moss Holding Company, Elemica Holdings, Inc., Woodstream Group, Inc., Island Medical Management Holdings, LLC, Adams Publishing Group, LLC, Ivy Hill Middle Market Credit Fund VIII, Ltd., American Media, Inc., and Ministry Brands, LLC, in the amount of $10,000, $4,127, $3,278, $2,500, $1,553, $1,188, $1,136, $1,111, $533, and $57, respectively. In addition, subsequent to June 30, 2017, the Company entered into unfunded commitments of $18,985, $16,934, $4,293, $1,250, and $992 to Lonestar Prospects, Ltd., Staples, Inc., Accruent, LLC, Teledoc, Inc., and GTCR-Ultra Acquisition, Inc., respectively.

(3)
As of December 31, 2016, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Prior to June 30, 2017, the unfunded commitment was terminated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2017 and December 31, 2016, refer to the table above and the consolidated schedules of investments.
The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (i.e., advances from its financing arrangements and/or cash flows from operations). The Company will not fund its unfunded commitments from future net proceeds generated by securities offerings. The Company follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments. Specifically, the Company prepares detailed analyses of the level of its unfunded commitments relative to its then available liquidity on a daily basis. These analyses are reviewed and discussed on a weekly basis by the Company’s executive officers and senior members of CIM (including members of the investment committee) and are updated on a “real time” basis in order to ensure that the Company has adequate liquidity to satisfy its unfunded commitments.
Note 12. Fee Income
Fee income consists of commitment fees and amendment fees. The following table summarizes the Company’s fee income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amendment fees	$740	$3	$995	$44
Commitment fees	198	100	490	251
Total	$938	$103	$1,485	$295
For the three and six months ended June 30, 2017 and 2016, all fee income was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Per share data:(1)
Net asset value at beginning of period	$9.11	$8.71
Results of operations:
Net investment income(2)	0.33	0.20
Net realized gain and net change in unrealized appreciation on investments(3)	0.07	0.03
Net realized gain and net change in unrealized appreciation on total return swap	0.01	0.22
Net increase in net assets resulting from operations(3)	0.41	0.45
Shareholder distributions:
Distributions from net investment income	(0.31)	(0.20)
Distributions from net realized gains	(0.06)	(0.17)
Net decrease in net assets from shareholders' distributions	(0.37)	(0.37)
Capital share transactions:
Issuance of common stock above net asset value(4)	—	—
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value at end of period	$9.15	$8.79
Shares of common stock outstanding at end of period	112,958,698	106,020,384
Total investment return-net asset value(6)	4.60%	5.23%
Net assets at beginning of period	$999,763	$904,326
Net assets at end of period	$1,033,736	$931,845
Average net assets	$1,011,351	$905,479
Ratio/Supplemental data:
Ratio of net investment income to average net assets(7)	3.63%	2.35%
Ratio of gross operating expenses to average net assets(8)	2.64%	1.52%
Ratio of expenses (before recoupment of expense support) to average net assets(9)	2.64%	1.45%
Ratio of net expense recoupments to average net assets(10)	—	0.07%
Ratio of net operating expenses to average net assets	2.64%	1.52%
Portfolio turnover rate(11)	27.34%	15.09%
Asset coverage ratio(12)	2.78	2.97

(1)	The per share data for the six months ended June 30, 2017 and 2016 was derived by using the weighted average shares of common stock outstanding during each period.

(2)	Net investment income per share includes expense support recoupments to CIG of $0.01 per share for the six months ended June 30, 2016.

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

(4)
The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the six months ended June 30, 2017 and 2016.

(5)
Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the six months ended June 30, 2017 and 2016.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017
(in thousands, except share and per share amounts)

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

(7)
Excluding the impact of the recoupment of expense support by CIG during the period, the ratio of net investment income to average net assets would have been 3.63% and 2.43% for the six months ended June 30, 2017 and 2016, respectively.

(8)	Ratio of gross operating expenses to average net assets does not include expense support provided by CIG and/or AIM, if any.

(9)	The ratio of gross expense recoupments to CIG to average net assets for the six months ended June 30, 2017 and 2016 was 0.00% and (0.07%), respectively.

(10)
In order to record an obligation to reimburse CIG for expense support provided, the ratio of gross operating expenses to average net assets, when considering the recoupment, in the period in which recoupment is sought, cannot exceed the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the six months ended June 30, 2017 and 2016, the ratio of gross operating expenses to average net assets, when considering recoupment of expense support to CIG, was 0.30% and 0.26%, respectively.

(11)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.

(12)
Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period (excluding unfunded commitments), divided by (ii) total senior securities outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treated the outstanding TRS notional amount at the end of the period, less the total amount of cash collateral posted by Flatiron under the TRS, as senior securities.

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
Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. Our portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, and equity, of private and thinly traded U.S. middle-market companies. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.
We are managed by CIM, our affiliate and a registered investment adviser. CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. We and CIM previously engaged AIM to act as our investment sub-adviser. On November 1, 2016, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM and the investment sub-advisory agreement with AIM, each for a period of twelve months commencing December 17, 2016.
On July 11, 2017, the members of CIM entered into the CIM LLC Agreement with AIM for the purpose of creating a joint venture between AIM and CIG. Under the CIM LLC Agreement, AIM was issued a newly-created class of membership interests in CIM pursuant to which AIM, among other things, will share in the profits, losses, distributions and expenses of CIM with the other members in accordance with the terms of the CIM LLC Agreement, which will ultimately result in CIG and AIM each owning a 50% economic interest in CIM.
On July 10, 2017, our independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017. Although the investment sub-advisory agreement and AIM's engagement as our investment sub-adviser was terminated, AIM continues to perform identical services for CIM and us, including, without limitation, identifying investment opportunities and making investment recommendations for approval by CIM. AIM will not be paid a separate fee in exchange for such services, but will be entitled to receive distributions as a member of CIM as described above.
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

Portfolio Investment Activity for the Three Months Ended June 30, 2017 and 2016
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$290,167	$—	$290,167	$51,374	$6,010	$57,384
Senior secured second lien debt	55,478	—	55,478	50,939	—	50,939
Collateralized securities and structured products - equity	—	—	—	10,000	—	10,000
Equity	172	—	172	75	171	246
Sales and principal repayments	(206,499)	(13,924)	(220,423)	(78,102)	(37,562)	(115,664)
Net portfolio activity	$139,318	$(13,924)	$125,394	$34,286	$(31,381)	$2,905
The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of June 30, 2017:

	June 30, 2017
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,057,664	$1,062,513	69.0%
Senior secured second lien debt	412,940	413,690	26.9%
Collateralized securities and structured products - debt	29,900	29,113	1.9%
Collateralized securities and structured products - equity	31,811	30,190	2.0%
Equity	5,004	3,554	0.2%
Subtotal/total percentage	1,537,319	1,539,060	100.0%
Short term investments(2)	134,498	134,498
Total investments	$1,671,817	$1,673,558
Number of portfolio companies			156
Average annual EBITDA of portfolio companies		$95.4 million
Median annual EBITDA of portfolio companies		$49.0 million
Purchased at a weighted average price of par			95.94%
Gross annual portfolio yield based upon the purchase price(3)			8.99%

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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of June 30, 2017, excluding short term investments of $134,498:

	June 30, 2017
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,447,866	$1,445,803	93.9%
Fixed interest rate investments	52,638	59,513	3.9%
Other income producing investments	31,811	30,190	2.0%
Non-income producing equity	5,004	3,554	0.2%
Total investments	$1,537,319	$1,539,060	100.0%

The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio by the type of interest rate as of December 31, 2016, excluding short term investments of $70,498:

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
The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of June 30, 2017:

	June 30, 2017
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$228,882	14.9%
High Tech Industries	221,249	14.4%
Services: Business	220,681	14.3%
Media: Diversified & Production	96,091	6.2%
Chemicals, Plastics & Rubber	82,207	5.3%
Telecommunications	68,086	4.4%
Capital Equipment	62,460	4.1%
Media: Advertising, Printing & Publishing	61,525	4.0%
Diversified Financials	59,303	3.9%
Beverage, Food & Tobacco	58,344	3.8%
Hotel, Gaming & Leisure	51,380	3.3%
Retail	47,488	3.1%
Automotive	40,287	2.6%
Services: Consumer	35,186	2.3%
Construction & Building	34,829	2.3%
Aerospace & Defense	30,399	2.0%
Consumer Goods: Durable	29,387	1.9%
Banking, Finance, Insurance & Real Estate	24,783	1.6%
Energy: Oil & Gas	18,238	1.2%
Consumer Goods: Non-Durable	16,352	1.1%
Media: Broadcasting & Subscription	16,111	1.0%
Metals & Mining	15,532	1.0%
Transportation: Cargo	9,950	0.6%
Forest Products & Paper	5,619	0.4%
Environmental Industries	2,775	0.2%
Containers, Packaging & Glass	1,916	0.1%
Subtotal/total percentage	1,539,060	100.0%
Short term investments	134,498
Total investments	$1,673,558

The following table shows the composition of our investment portfolio and our underlying TRS loans portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of December 31, 2016:

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
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2017 and December 31, 2016, our unfunded commitments amounted to $25,606 and $25,096, respectively. As of August 7, 2017, our unfunded commitments amounted to $67,938. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. For additional information on our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of June 30, 2017, excluding short term investments of $134,498:

	June 30, 2017
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio
1	$—	—
2	1,305,184	84.8%
3	185,086	12.0%
4	39,758	2.6%
5	9,032	0.6%
	$1,539,060	100.0%
The following table summarizes the composition of our investment portfolio and our underlying TRS loans portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2016, excluding short term investments of $70,498:

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
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio

As of August 7, 2017, our investment portfolio, excluding our short term investments, consisted of interests in 157 portfolio companies (69% in senior secured first lien debt, 27% in senior secured second lien debt, 4% in collateralized securities and structured products (comprised of 1% invested in rated debt, 1% invested in non-rated debt and 2% invested in non-rated equity of such securities and products), and less than 1% in equity) with a total fair value of $1,516,998 with an average and median portfolio company annual EBITDA of $87.8 million and $48.1 million, respectively, at initial investment. As of August 7, 2017, investments in our portfolio, excluding our short term investments, were purchased at a weighted average price of 91.31% of par value. Our estimated gross annual portfolio yield was 8.91% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the quarter ended June 30, 2017, our total investment return-net asset value was 4.60%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.
As of August 7, 2017, our only short term investment was an investment in a U.S. Treasury Obligations Fund of $93,617.
Results of Operations for the Three Months Ended June 30, 2017 and 2016
Our results of operations for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017	2016
Investment income	$35,345	$17,830
Net operating expenses	15,215	7,000
Net investment income	20,130	10,830
Net realized (loss) gain on investments and foreign currency	(3,079)	707
Net change in unrealized appreciation on investments	12,211	14,244
Net realized gain on total return swap	413	7,249
Net change in unrealized (depreciation) appreciation on total return swap	(134)	8,907
Net increase in net assets resulting from operations	$29,541	$41,937
Investment Income
For the three months ended June 30, 2017 and 2016, we generated investment income of $35,345 and $17,830, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 158 and 89 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments and TRS, increased $784,401, from $678,873 for the three months ended June 30, 2016 to $1,463,274 for the three months ended June 30, 2017, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering and amounts available under our financing arrangements. As a result, we believe that reported investment income for the three months ended June 30, 2017 and 2016 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather it is recorded as part of net realized gain (loss) on total return swap. In lieu of extending the expiration date of the TRS beyond April 18, 2017, we entered into a traditional credit facility with Citibank on March 29, 2017.
Operating Expenses
The composition of our operating expenses for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016
Management fees	$7,422	$4,612
Administrative services expense	425	434
General and administrative	1,671	1,299
Interest expense	5,697	107
Total operating expenses	15,215	6,452
Recoupment of expense support from CIG	—	548
Net operating expenses	$15,215	$7,000

During the three months ended June 30, 2017, the increase in management fees was a direct result of the increase in our gross assets less cash and cash equivalents, while the increase in interest expense was primarily the result of entering into new financing arrangements.
The composition of our general and administrative expenses for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016
Valuation expense	$327	$126
Transfer agent expense	312	277
Dues and subscriptions	237	197
Professional fees	228	52
Printing and marketing expense	126	253
Director fees and expenses	116	71
Insurance expense	104	84
Due diligence fees	3	119
Other expenses	218	120
Total general and administrative expense	$1,671	$1,299

Expense Support and Recoupment of Expense Support

For the three months ended June 30, 2017, CIG and AIM did not provide any expense support or recoup any previously provided expense support. For the three months ended June 30, 2016, CIG recouped $548 of expense support made during the three months ended December 31, 2014 in connection with the expense support and conditional reimbursement agreement.

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
Net Investment Income
Our net investment income totaled $20,130 and $10,830 for the three months ended June 30, 2017 and 2016, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to proceeds received from our follow-on continuous public offering and our financing arrangements.
Net Realized (Loss) Gain on Investments and Foreign Currency
Our net realized (loss) gain on investments and foreign currency totaled ($3,079) and $707 for the three months ended June 30, 2017 and 2016, respectively. This change was mainly due to losses realized on certain investments, which were partially offset by an increase in sales and principal repayment activity during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. During the three months ended June 30, 2017, we received sale proceeds of $56,213 and principal repayments of $150,286, resulting in net realized losses of ($3,082). During the three months ended June 30, 2016, we received sale proceeds of $1,495 and principal repayments of $76,607, resulting in net realized gains of $707.
Net Change in Unrealized Appreciation on Investments
The net change in unrealized appreciation on our investments totaled $12,211 and $14,244 for the three months ended June 30, 2017 and 2016, respectively. This change was driven primarily by a greater degree of credit spread tightening for middle market loans during the three months ended June 30, 2016 compared to the three months ended June 30, 2017 that positively impacted the fair value of certain investments.

Net Realized Gain on TRS
Our net realized gain on the TRS totaled $413 and $7,249 for the three months ended June 30, 2017 and 2016, respectively. The components of net realized gain on the TRS are summarized below:

	Three Months Ended June 30,
	2017	2016
Interest and other income from TRS portfolio	$584	$11,621
Interest and other expense from TRS portfolio	(305)	(3,589)
Net gain (loss) on TRS loan sales	134	(783)
Total	$413	$7,249
The net realized gain on TRS decreased primarily due to the sale of a majority of loans underlying the TRS to Flatiron Funding II on March 29, 2017.
Net Change in Unrealized (Depreciation) Appreciation on TRS
The net change in unrealized (depreciation) appreciation on the TRS totaled ($134) and $8,907 for the three months ended June 30, 2017 and 2016, respectively. This change was driven primarily by the sale of a majority of loans underlying the TRS to Flatiron Funding II on March 29, 2017.
Net Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2017 and 2016, we recorded a net increase in net assets resulting from operations of $29,541 and $41,937, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Six Months Ended June 30, 2017 and 2016
Our results of operations for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016
Investment income	$63,390	$35,101
Net operating expenses	26,715	13,796
Net investment income	36,675	21,305
Net realized (loss) gain on investments and foreign currency	(2,195)	699
Net change in unrealized appreciation on investments	9,394	1,639
Net realized (loss) gain on total return swap	(13,856)	15,611
Net change in unrealized appreciation on total return swap	15,402	7,299
Net increase in net assets resulting from operations	$45,420	$46,553
Investment Income
For the six months ended June 30, 2017 and 2016, we generated investment income of $63,390 and $35,101, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 167 and 94 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments and TRS, increased $601,714, from $677,306 for the six months ended June 30, 2016 to $1,279,020 for the six months ended June 30, 2017, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering. As a result, we believe that reported investment income for the six months ended June 30, 2017 and 2016 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather was recorded as part of net realized (loss) gain on total return swap. In lieu of extending the expiration date of the TRS beyond April 18, 2017, we entered into a traditional credit facility with Citibank on March 29, 2017.

Operating Expenses
The composition of our operating expenses for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016
Management fees	$13,904	$9,124
Administrative services expense	771	726
General and administrative	3,417	3,052
Interest expense	8,623	227
Total operating expenses	26,715	13,129
Recoupment of expense support from CIG	—	667
Net operating expenses	$26,715	$13,796
During the six months ended June 30, 2017, the increase in management fees was a direct result of the increase in our gross assets less cash and cash equivalents, while the increase in interest expense was primarily the result of entering into new financing arrangements.
The composition of our general and administrative expenses for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016
Professional fees	$796	$604
Transfer agent expense	626	619
Valuation expense	526	225
Dues and subscriptions	407	444
Printing and marketing expense	232	343
Insurance expense	207	166
Director fees and expenses	202	138
Due diligence fees	58	281
Other expenses	363	232
Total general and administrative expense	$3,417	$3,052

Expense Support and Recoupment of Expense Support

For the six months ended June 30, 2017, CIG and AIM did not provide any expense support or recoup any previously provided expense support. For the six months ended June 30, 2016, CIG recouped $667 of expense support made during the three months ended December 31, 2014 in connection with the expense support and conditional reimbursement agreement.

Recoupment of such support will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse CIG and AIM for any expense support that may be received from CIG and AIM in the future.
Net Investment Income
Our net investment income totaled $36,675 and $21,305 for the six months ended June 30, 2017 and 2016, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to proceeds received from our follow-on continuous public offering and our financing arrangements.
Net Realized (Loss) Gain on Investments and Foreign Currency
Our net realized (loss) gain on investments and foreign currency totaled ($2,195) and $699 for the six months ended June 30, 2017 and 2016, respectively. This change was mainly due to losses realized on certain investments, which were partially offset by an increase in sales and principal repayment activity during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. During the six months ended June 30, 2017, we received sale proceeds of $87,116 and principal repayments of $259,729, resulting in net realized losses of ($2,342). During the six months ended June 30, 2016, we received sale proceeds of $12,415 and principal repayments of $87,356, resulting in net realized gains of $699.

Net Change in Unrealized Appreciation on Investments
The net change in unrealized appreciation on our investments totaled $9,394 and $1,639 for the six months ended June 30, 2017 and 2016, respectively. This change was driven primarily by a tightening of credit spreads during the six months ended June 30, 2017 as well as the reversal of unrealized depreciation for certain investments that were realized during the six months ended June 30, 2017.
Net Realized (Loss) Gain on TRS
Our net realized (loss) gain on the TRS totaled ($13,856) and $15,611 for the six months ended June 30, 2017 and 2016, respectively. The components of net realized (loss) gain on the TRS are summarized below:

	Six Months Ended June 30,
	2017	2016
Interest and other income from TRS portfolio	$6,543	$23,267
Interest and other expense from TRS portfolio	(2,949)	(7,042)
Net loss on TRS loan sales	(17,450)	(614)
Total	$(13,856)	$15,611
Net Change in Unrealized Appreciation on TRS
The net change in unrealized appreciation on the TRS totaled $15,402 and $7,299 for the six months ended June 30, 2017 and 2016, respectively. This change was driven primarily by a reversal of unrealized depreciation on the loans underlying the TRS upon the expiration of the TRS.
Net Increase in Net Assets Resulting from Operations
For the six months ended June 30, 2017 and 2016, we recorded a net increase in net assets resulting from operations of $45,420 and $46,553, respectively, as a result of our operating activity for the respective periods.

Net Asset Value per Share, Annual Investment Return and Total Return Since Inception
Our net asset value per share was $9.15 and $9.11 on June 30, 2017 and December 31, 2016, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.3658 per share during the six months ended June 30, 2017, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return was 4.60% for the six month period ended June 30, 2017. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.
Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 8.48% and a cumulative total return of 44.69% through June 30, 2017 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 5.99% and a cumulative total return of 30.22% through June 30, 2017. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.14% and a cumulative total return of 20.20%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.88% and a cumulative total return of 29.63% over the same period.
(1) Cumulative performance: December 17, 2012 to June 30, 2017
The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

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
Since commencing our initial continuous public offering on July 2, 2012 and through June 30, 2017, we sold 112,958,698 shares of common stock for net proceeds of $1,147,661 at an average price per share of $10.16. The net proceeds include gross proceeds received from reinvested shareholder distributions of $104,264, for which we issued 11,452,165 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $43,156, for which we repurchased 4,778,549 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through June 30, 2017, sales commissions and dealer manager fees related to the sale of our common stock were $63,492 and $31,205, respectively.
As of August 9, 2017, we sold 112,767,948 shares of common stock for net proceeds of $1,146,319 at an average price per share of $10.17. The net proceeds include gross proceeds received from reinvested shareholder distributions of $107,306, for which we issued 11,784,305 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $55,581, for which we repurchased 6,143,717 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through August 9, 2017, sales commissions and dealer manager fees related to the sale of our common stock were $63,669 and $31,343, respectively.
The net proceeds from our follow-on continuous public offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. middle-market companies.
As of June 30, 2017 and December 31, 2016, we had $134,498 and $70,498 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Citibank Credit Facility

As of June 30, 2017 and August 7, 2017, our outstanding borrowings under the Citibank Credit Facility were $231,698 and the aggregate unfunded principal amount in connection with the Citibank Credit Facility was $93,302. For a detailed discussion of our Citibank Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

JPM Credit Facility
As of June 30, 2017 and August 7, 2017, our outstanding borrowings under the JPM Credit Facility were $224,423 and the aggregate principal amount available in connection with the JPM Credit Facility was $577. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Facility
As of June 30, 2017 and August 7, 2017, our outstanding borrowings under the UBS Facility were $125,000 and no additional principal amount was available in connection with the UBS Facility. For a detailed discussion of our UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
Unfunded Commitments
As of June 30, 2017 and August 7, 2017, our unfunded commitments amounted to $25,606 and $67,938, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

RIC Status and Distributions
Prior to the expiration of the TRS, our total investment portfolio includes loans and other securities on our consolidated balance sheets and loans underlying the TRS. Accordingly, we treat net interest and other income earned on all investments, including the loans underlying the TRS, as a component of investment company taxable income when determining our sources of distributions. The sources of our distributions for the six months ended June 30, 2017 were as follows:

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage
Net investment income	$15,842	$278	$16,120	79.1%	$31,275	$3,594	$34,869	86.1%
Capital gains from the sale of assets(1)(2)	1,346	2,905	4,251	20.9%	2,086	3,539	5,625	13.9%
Total	$17,188	$3,183	$20,371	100.0%	$33,361	$7,133	$40,494	100.0%

(1)
For the three and six months ended June 30, 2017, we estimate that we had no net capital gains classified as long-term. The final determination of the tax attributes of our distributions is made annually as of the end of the year.

(2)	During the three and six months ended June 30, 2017, the Company realized losses of $4,271 and $25,417, respectively, which are not currently deductible on a tax-basis.
For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, to our consolidated financial statements included in this report.
Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this report for a discussion of recent accounting pronouncements that are applicable to us.
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
Related Party Transactions

For a discussion of our relationship with related parties including CION Securities, CIM, ICON Capital, CIG, and AIM and amounts incurred under agreements with such related parties, refer to Note 4 to our consolidated financial statements included in this report.
Contractual Obligations

On August 26, 2016, 34th Street entered into the JPM Credit Facility with JPM, as amended on September 30, 2016 and July 11, 2017. See Note 8 to our consolidated financial statements for a more detailed description of the JPM Credit Facility.

On March 29, 2017, Flatiron Funding II entered into the Citibank Credit Facility with Citibank, as amended on July 11, 2017. See Note 8 to our consolidated financial statements for a more detailed description of the Citibank Credit Facility.

On May 19, 2017, Murray Hill Funding II entered into the UBS Facility with UBS. See Note 8 to our consolidated financial statements for a more detailed description of the UBS Facility.

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
Our investment portfolio may contain debt investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or other unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreement. For further details on such debt investments, refer to Note 11 to our consolidated financial statements included in this report.
Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements except for those discussed in Note 11 to our consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, 93.9% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.
Under the terms of the JPM Credit Facility, advances bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.50% per year. Under the terms of the Citibank Credit Facility, advances bear interest at a floating rate equal to (1) the higher of (a) the Citibank prime rate, (b) the federal funds rate plus 1.5% or (c) the three-month LIBOR plus 1.0%, plus (2) a spread of (a) 2% per year during the period from and including March 29, 2017 and the earlier of March 29, 2019 and the date the Citibank Credit Facility matures, or (b) 3% per year during the period from the date the Citibank Credit Facility matures until all obligations under the Citibank Credit Facility have been paid in full. Pursuant to the terms of the UBS Facility, we pay a financing fee equal to the three-month LIBOR plus a spread of up to 3.50%, which was 3.50% at June 30, 2017. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.
The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Citibank Credit Facility, the JPM Credit Facility, or the UBS Facility in effect as of June 30, 2017:

Change in Interest Rates	Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 100 basis points	$2,782	2.7%
Down 50 basis points	75	0.1%
Current base interest rate	—	—
Up 50 basis points	4,511	4.4%
Up 100 basis points	9,072	8.8%
Up 200 basis points	18,195	17.7%
Up 300 basis points	27,318	26.5%

(1)	This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden increases in interest rates. Approximately 3.9% of our investments paid fixed interest rates as of June 30, 2017. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2017.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2017 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2017	1,137,234	$9.12	1,137,234	(1)
May 1 to May 31, 2017	—	—	—	—
June 1 to June 30, 2017	—	—	—	—
Total	1,137,234	$9.12	1,137,234	(1)

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

Exhibit Number	Description of Document
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

10.29
Contribution Agreement, dated as of May 19, 2017, by and among CÎON Investment Corporation, Murray Hill Funding, LLC and Murray Hill Funding II, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.30
Indenture, dated as of May 19, 2017, by and between Murray Hill Funding II, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.31	Murray Hill Funding II, LLC Class A Notes Due 2027 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).
10.32
Contribution Agreement, dated as of May 19, 2017, by and among UBS AG, London Branch, Murray Hill Funding II, LLC, U.S. Bank National Association, Murray Hill Funding, LLC and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.33
October 2000 Version Global Master Repurchase Agreement, by and between UBS AG and Murray Hill Funding, LLC, together with the related Annex and Master Confirmation thereto, each dated as of May 19, 2017 (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.34
Collateral Management Agreement, dated as of May 19, 2017, by and between CION Investment Management, LLC and Murray Hill Funding II, LLC (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.35
Collateral Administration Agreement, dated as of May 19, 2017, by and among Murray Hill Funding II, LLC, CION Investment Management, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

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
Date: August 11, 2017
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)