Form 10-Q
period 2017-09-30
CION Investment Corp
filed 2017-11-14
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 8, 2017 was 114,398,359.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments, at fair value (amortized cost of $1,688,414 and $1,096,948, respectively)	$1,691,855	$1,089,478
Derivative asset (cost of $0 and $229, respectively)	—	46
Cash	21,915	15,046
Restricted cash	—	2,000
Due from counterparty(1)	3,620	143,335
Interest receivable on investments	8,886	6,689
Receivable due on investments sold	12,147	—
Receivable due on total return swap(1)	—	4,187
Prepaid expenses and other assets	1,030	282
Total assets	$1,739,453	$1,261,063

Liabilities and Shareholders' Equity
Liabilities
Payable for investments purchased	$55,706	$15,837
Financing arrangements (net of unamortized debt issuance costs of $5,736 and $3,212, respectively)	625,385	221,211
Accounts payable and accrued expenses	1,267	1,476
Interest payable	1,977	864
Commissions payable for common stock purchased	—	2
Accrued management fees	7,821	5,781
Accrued administrative services expense	83	682
Due to CIG - offering costs	27	45
Unrealized depreciation on total return swap(1)	—	15,402
Total liabilities	692,266	261,300

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
114,440,741 and 109,787,557 shares issued and outstanding, respectively	114	110
Capital in excess of par value	1,064,037	1,021,280
Undistributed net investment income	4,314	1,428
Accumulated net realized loss from investments	(4,983)	—
Accumulated net unrealized appreciation (depreciation) on investments	3,441	(7,653)
Accumulated net realized loss from total return swap(1)	(19,736)	—
Accumulated net unrealized depreciation on total return swap(1)	—	(15,402)
Total shareholders' equity	1,047,187	999,763
Total liabilities and shareholders' equity	$1,739,453	$1,261,063
Net asset value per share of common stock at end of period	$9.15	$9.11
(1) See Note 7 for a discussion of the Company’s total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Interest income	$37,212	$18,579	$99,117	$53,385
Fee and other income	1,166	154	2,651	449
Total investment income	38,378	18,733	101,768	53,834
Operating expenses
Management fees	7,820	5,187	21,724	14,311
Administrative services expense	433	425	1,204	1,151
General and administrative(1)	1,803	1,892	5,220	4,944
Interest expense	6,920	534	15,543	761
Total operating expenses	16,976	8,038	43,691	21,167
Recoupment of expense support from CIG(2)	—	—	—	667
Net operating expenses	16,976	8,038	43,691	21,834
Net investment income	21,402	10,695	58,077	32,000
Realized and unrealized (losses) gains
Net realized (loss) gain on investments	(2,800)	379	(5,142)	1,078
Net realized gain on foreign currency	12	—	159	—
Net change in unrealized appreciation on investments	1,700	14,948	11,094	16,587
Net realized gain (loss) on total return swap(3)	67	8,188	(13,789)	23,799
Net change in unrealized appreciation on total return swap(3)	—	9,527	15,402	16,826
Total net realized and unrealized (losses) gains	(1,021)	33,042	7,724	58,290
Net increase in net assets resulting from operations	$20,381	$43,737	$65,801	$90,290
Per share information—basic and diluted
Net increase in net assets per share resulting from operations	$0.18	$0.41	$0.59	$0.86
Weighted average shares of common stock outstanding	112,954,234	106,581,390	111,504,552	105,130,208
(1)  See Note 10 for details of the Company's general and administrative expenses.
(2)  See Note 4 for a discussion of expense support from CIG and recoupment of expense support.
(3)  See Note 7 for a discussion of the Company's total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$58,077	$32,000
Net realized (loss) gain on investments	(5,142)	1,078
Net realized gain on foreign currency	159	—
Net change in unrealized appreciation on investments	11,094	16,587
Net realized (loss) gain on total return swap(1)	(13,789)	23,799
Net change in unrealized appreciation on total return swap(1)	15,402	16,826
Net increase in net assets resulting from operations	65,801	90,290
Changes in net assets from shareholders' distributions:(2)
Net investment income	(55,191)	(31,744)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(3,661)	(22,386)
Net gain on TRS loan sales(3)	(2,286)	(2,443)
Net realized gain on investments and foreign currency	—	(1,078)
Net decrease in net assets from shareholders' distributions	(61,138)	(57,651)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $1,713 and $1,739, respectively	43,227	19,278
Reinvestment of shareholders' distributions	29,701	29,179
Repurchase of common stock	(30,167)	(12,231)
Net increase in net assets resulting from capital share transactions	42,761	36,226

Total increase in net assets	47,424	68,865
Net assets at beginning of period	999,763	904,326
Net assets at end of period	$1,047,187	$973,191

Net asset value per share of common stock at end of period	$9.15	$9.02
Shares of common stock outstanding at end of period	114,440,741	107,920,075

Undistributed net investment income at end of period	$4,314	$256

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	This table presents changes in net assets from shareholders' distributions on a GAAP basis. See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	During the nine months ended September 30, 2017 and 2016, the Company realized losses on TRS loans of $19,736 and $1,030, respectively, which are not currently deductible on a tax-basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$65,801	$90,290
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(6,799)	(1,442)
Proceeds from principal repayment of investments	403,098	126,908
Purchase of investments	(1,139,000)	(450,390)
Paid-in-kind interest	(1,704)	(596)
Increase in short term investments, net	(70,312)	(37,879)
Proceeds from sale of investments	218,395	14,462
Net realized loss (gain) on investments	5,142	(1,078)
Net unrealized appreciation on investments	(11,094)	(16,587)
Net unrealized appreciation on total return swap(1)	(15,402)	(16,826)
Amortization of deferred financing costs	1,272	258
(Increase) decrease in due from counterparty(1)	139,715	82,981
(Increase) decrease in interest receivable on investments	(2,254)	(170)
(Increase) decrease in receivable due on investments sold	(12,147)	(16)
(Increase) decrease in receivable due on total return swap(1)	4,187	881
(Increase) decrease in prepaid expenses and other assets	(812)	(197)
Increase (decrease) in payable for investments purchased	39,869	(9,800)
Increase (decrease) in accounts payable and accrued expenses	(209)	949
Increase (decrease) in interest payable	1,113	272
Increase (decrease) in accrued management fees	2,040	756
Increase (decrease) in accrued administrative services expense	(599)	(192)
Increase (decrease) in accrued recoupment of expense support from CIG(2)	—	(480)
Increase (decrease) in due to CIG - offering costs	(18)	(16)
Net cash used in operating activities	(379,718)	(217,912)
Financing activities:
Gross proceeds from issuance of common stock	44,940	26,476
Commissions and dealer manager fees paid	(1,715)	(2,213)
Repurchase of common stock	(30,167)	(12,231)
Shareholders' distributions paid(3)	(31,437)	(28,472)
Borrowings under financing arrangements(4)	406,698	242,423
Repayment of financing arrangements	—	(18,000)
Debt issuance costs paid	(3,732)	(3,322)
Net cash provided by financing activities	384,587	204,661
Net increase (decrease) in cash and restricted cash	4,869	(13,251)
Cash and restricted cash, beginning of period	17,046	41,741
Cash and restricted cash, end of period	$21,915	$28,490
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,075	$232
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions(3)	$29,701	$29,179

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense support from CIG and recoupment of expense support.

(3)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(4)	See Note 8 for a discussion of the Company’s financing arrangements.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Senior Secured First Lien Debt - 103.1%
AbelConn, LLC / Atrenne Computing Solutions, LLC / Airco Industries, LLC, L+875, 1.00% LIBOR Floor, 7/17/2019 (j)(n)(p)	3 Month LIBOR	Aerospace & Defense	$19,291	$19,031	$19,243
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022 (o)	Various	Retail	14,611	11,619	9,950
Access CIG, LLC, L+500, 1.00% LIBOR Floor, 10/18/2021 (o)	1 Month LIBOR	Services: Business	6,746	6,788	6,791
Accruent, LLC, L+475, 1.00% LIBOR Floor, 7/28/2023	3 Month LIBOR	High Tech Industries	3,887	3,822	3,829
Accruent, LLC, 0.75% Unfunded, 7/28/2018	None	High Tech Industries	2,866	—	(15)
Adams Publishing Group, LLC, L+700, 1.00% LIBOR Floor, 11/3/2020 (n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	4,396	4,344	4,352
Adams Publishing Group, LLC, 0.50% Unfunded, 6/2/2018	None	Media: Advertising, Printing & Publishing	1,136	—	(11)
Advanced Integration Technology LP, L+475, 1.00% LIBOR Floor, 4/3/2023 (o)	1 Month LIBOR	Aerospace & Defense	3,980	4,014	3,970
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020 (o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,580	7,278	6,936
Alvogen Pharma US, Inc., L+500, 1.00% LIBOR Floor, 4/1/2022 (o)	1 Month LIBOR	Healthcare & Pharmaceuticals	8,313	8,275	8,296
American Clinical Solutions LLC, L+950, 1.00% LIBOR Floor, 6/11/2020	3 Month LIBOR	Healthcare & Pharmaceuticals	8,834	8,733	8,547
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,694	10,241	10,641
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020 (r)	1 Month LIBOR	Energy: Oil & Gas	4,033	2,963	3,014
American Media, Inc., L+900, 1.00% LIBOR Floor, 8/24/2020 (n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	16,148	15,809	16,552
American Media, Inc., 9.00% Unfunded, 8/24/2020 (e)	None	Media: Advertising, Printing & Publishing	154	—	4
American Media, Inc., 0.50% Unfunded, 8/24/2020	None	Media: Advertising, Printing & Publishing	143	—	4
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021 (n)(o)(p)	1 Month LIBOR	Telecommunications	21,617	19,866	20,968
AMPORTS, Inc., L+500, 1.00% LIBOR Floor, 5/19/2020 (j)(n)(p)	3 Month LIBOR	Automotive	18,943	18,661	18,753
AMZ Holding Corp., L+500, 1.00% LIBOR Floor, 6/27/2022	1 Month LIBOR	Chemicals, Plastics & Rubber	6,740	6,644	6,639
AP Exhaust Acquisition, LLC, L+500, 1.00% LIBOR Floor, 5/10/2024 (o)	3 Month LIBOR	Automotive	5,627	5,431	5,514
ASG Technologies Group, Inc., L+475, 1.00% LIBOR Floor, 7/31/2024 (o)	1 Month LIBOR	High Tech Industries	5,000	4,975	5,063
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024 (o)	1 Month LIBOR	Construction & Building	1,259	1,254	1,241
Avaya Inc., L+750, 1.00% LIBOR Floor, 1/24/2018	1 Month LIBOR	Telecommunications	3,509	3,497	3,544
Avaya Inc., L+525, 1.00% LIBOR Floor, 5/29/2020 (o)	3 Month LIBOR	Telecommunications	14,689	11,941	12,480
Azure Midstream Energy, LLC, L+650, 1.00% LIBOR Floor, 11/15/2018 (o)	1 Month LIBOR	Energy: Oil & Gas	2,188	2,117	1,958
Bakemark Holdings, Inc., L+525, 1.00% LIBOR Floor, 8/14/2023	3 Month LIBOR	Beverage, Food & Tobacco	2,314	2,246	2,245
Caraustar Industries, Inc., L+550, 1.00% LIBOR Floor, 3/14/2022 (o)	3 Month LIBOR	Forest Products & Paper	5,591	5,655	5,598
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021 (o)	1 Month LIBOR	Services: Consumer	17,945	17,978	18,034
CF Entertainment Inc., L+850, 1.00% LIBOR Floor, 1/27/2023 (n)(p)	6 Month LIBOR	Media: Diversified & Production	50,000	49,070	49,625
CF Entertainment Inc., L+850, 1.00% LIBOR Floor, 1/27/2023	6 Month LIBOR	Media: Diversified & Production	15,000	14,721	14,963
CF Entertainment Inc., L+850, 1.00% LIBOR Floor, 1/27/2023	6 Month LIBOR	Media: Diversified & Production	7,500	7,500	7,463
CF Entertainment Inc., L+850, 1.00% LIBOR Floor, 1/27/2023	6 Month LIBOR	Media: Diversified & Production	5,000	4,813	4,963
CF Entertainment Inc., 2.00% Unfunded, 1/28/2019	None	Media: Diversified & Production	5,000	—	(38)
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019 (r)(s)	3 Month LIBOR	Retail	7,791	4,388	3,701
Command Alkon Inc., L+500, 1.00% LIBOR Floor, 9/1/2023	1 Month LIBOR	High Tech Industries	7,560	7,470	7,408
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Confie Seguros Holding II Co., L+550, 1.00% LIBOR Floor, 4/16/2022 (o)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,942	14,832	14,634
Covenant Surgical Partners, Inc., L+475, 0.00% LIBOR Floor, 10/4/2024 (i)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,874	1,869	1,888
Covenant Surgical Partners, Inc., 0.00% Unfunded, 10/4/2018 (e)	None	Healthcare & Pharmaceuticals	562	(1)	4
CSP Technologies North America, LLC, L+525, 1.00% LIBOR Floor, 1/29/2022 (p)	3 Month LIBOR	Chemicals, Plastics & Rubber	13,553	13,307	13,587
David's Bridal, Inc., L+400, 1.25% LIBOR Floor, 10/11/2019 (o)	3 Month LIBOR	Retail	3,477	2,990	2,738
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022 (h)(o)	3 Month LIBOR	Services: Business	5,922	5,724	5,878
Deluxe Entertainment Services Group Inc., L+550, 1.00% LIBOR Floor, 2/28/2020 (o)	3 Month LIBOR	Media: Diversified & Production	9,865	9,826	9,933
DFC Global Facility Borrower II LLC, L+1075, 1.00% LIBOR Floor, 9/27/2022	1 Month LIBOR	Services: Consumer	37,200	36,901	37,014
DFC Global Facility Borrower II LLC, 0.50% Unfunded, 9/27/2019 (e)	None	Services: Consumer	22,800	—	(114)
Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC, L+875, 1.00% LIBOR Floor, 10/31/2019 (n)	3 Month LIBOR	Construction & Building	10,012	9,907	9,849
DXP Enterprises, Inc., L+550, 1.00% LIBOR Floor, 8/29/2023 (h)(o)	1 Month LIBOR	Energy: Oil & Gas	10,000	9,901	9,963
EagleTree-Carbide Acquisition Corp., L+475, 1.00% LIBOR Floor, 9/27/2024 (i)	3 Month LIBOR	Consumer Goods: Durable	10,000	9,900	10,006
Eastman Kodak Company, L+625, 1.00% LIBOR Floor, 9/3/2019 (h)(o)	3 Month LIBOR	Consumer Goods: Durable	1,996	1,991	1,972
Elemica, Inc., L+800, 1.00% LIBOR Floor, 7/7/2021 (n)(p)	1 Month LIBOR	High Tech Industries	17,281	16,928	17,065
Elemica, Inc., 0.50% Unfunded, 7/7/2021 (e)	None	High Tech Industries	2,500	(47)	(31)
Emmis Operating Company, L+700, 1.00% LIBOR Floor, 4/18/2019 (o)	1 Month LIBOR	Media: Broadcasting & Subscription	3,627	3,439	3,522
Entertainment Studios P&A LLC, 5.00%, 5/18/2037	None	Media: Diversified & Production	15,000	14,704	21,216
Entertainment Studios P&A LLC, 15.00%, 9/1/2037	None	Media: Diversified & Production	7,500	7,352	4,613
EnTrans International, LLC, L+750, 1.00% LIBOR Floor, 6/4/2020	3 Month LIBOR	Capital Equipment	13,312	10,366	11,449
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021 (h)(o)	1 Month LIBOR	High Tech Industries	10,236	9,566	9,705
Everi Payments Inc., L+450, 1.00% LIBOR Floor, 5/9/2024 (o)	1 Month LIBOR	Hotel, Gaming & Leisure	4,183	4,163	4,223
F+W Media, Inc., L+1000, 1.50% LIBOR Floor, 5/24/2022 (n)(r)(s)	1 Month LIBOR	Media: Diversified & Production	2,661	2,665	2,113
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022	1 Month LIBOR	Media: Diversified & Production	1,106	1,106	1,162
Forbes Media LLC, L+675, 1.00% LIBOR Floor, 9/12/2019 (j)(p)	1 Month LIBOR	Media: Advertising, Printing & Publishing	15,000	14,717	14,888
Frontline Technologies Group Holding LLC, L+650, 1.00% LIBOR Floor, 9/18/2023	3 Month LIBOR	High Tech Industries	2,755	2,722	2,722
Frontline Technologies Group Holding LLC, 1.00% Unfunded, 9/18/2019 (e)	None	High Tech Industries	540	—	(6)
FWR Holding Corp., L+600, 1.00% LIBOR Floor, 8/21/2023	1 Month LIBOR	Hotel, Gaming & Leisure	1,062	1,036	1,035
Global Franchise Group, LLC, L+575, 1.00% LIBOR Floor, 12/18/2019	3 Month LIBOR	Beverage, Food & Tobacco	2,166	2,145	2,145
GTCR-Ultra Acquisition, Inc., L+600, 1.00% LIBOR Floor, 8/1/2024 (e)	1 Month LIBOR	Healthcare & Pharmaceuticals	5,432	5,300	5,323
Harland Clarke Holdings Corp., L+550, 1.00% LIBOR Floor, 2/9/2022 (o)	3 Month LIBOR	Services: Business	14,724	14,835	14,830
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,862	4,583	4,011
Heartland Dental, LLC, L+475, 1.00% LIBOR Floor, 7/31/2023 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,000	3,981	4,030
Help/Systems Holdings, Inc., L+450, 1.00% LIBOR Floor, 10/8/2021 (o)	3 Month LIBOR	Services: Business	11,939	11,926	12,018
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/21/2018 (n)	1 Month LIBOR	Services: Business	7,806	7,402	7,201
Infogroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023 (o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	9,453	9,487	9,216
International Seaways, Inc., L+550, 1.00% LIBOR Floor, 6/22/2022 (h)(o)	1 Month LIBOR	Transportation: Cargo	10,000	9,807	9,844
Intertain Group Ltd., L+650, 1.00% LIBOR Floor, 4/8/2022 (h)(n)	3 Month LIBOR	Hotel, Gaming & Leisure	1,610	1,586	1,630
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
iPipeline, Inc., L+625, 1.00% LIBOR Floor, 8/4/2022	1 Month LIBOR	High Tech Industries	8,874	8,684	8,697
Ipsen, Inc., L+700, 1.00% LIBOR Floor, 9/30/2019 (j)(p)	1 Month LIBOR	Capital Equipment	8,095	8,021	8,075
Ipsen International GmbH, L+800, 1.00% LIBOR Floor, 9/30/2019 (h)(j)	1 Month LIBOR	Capital Equipment	1,295	1,299	1,295
Island Medical Management Holdings, LLC, L+550, 1.00% LIBOR Floor, 9/1/2022 (p)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,743	13,569	13,568
Island Medical Management Holdings, LLC, 1.00% Unfunded, 9/1/2022 (e)	None	Healthcare & Pharmaceuticals	1,188	—	(15)
ITC Service Group Acquisition LLC, L+950, 0.50% LIBOR Floor, 5/26/2021 (j)(p)	1 Month LIBOR	High Tech Industries	11,250	11,065	11,109
Kingpin Intermediate Holdings LLC, L+425, 1.00% LIBOR Floor, 6/29/2024 (o)	3 Month LIBOR	Hotel, Gaming & Leisure	9,975	9,925	10,044
KLO Intermediate Holdings, LLC, L+775, 1.25% LIBOR Floor, 4/7/2022 (p)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,412	4,361	4,357
KLO Intermediate Holdings, LLC, L+775, 1.25% LIBOR Floor, 4/7/2022 (p)	1 Month LIBOR	Chemicals, Plastics & Rubber	7,621	7,532	7,526
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024 (o)	3 Month LIBOR	Consumer Goods: Durable	16,000	15,691	15,920
Labvantage Solutions Inc., L+800, 1.00% LIBOR Floor, 12/29/2020 (p)	1 Month LIBOR	High Tech Industries	4,688	4,651	4,734
Labvantage Solutions Ltd., E+800, 1.00% EURIBOR Floor, 12/29/2020 (h)	1 Month EURIBOR	High Tech Industries	€4,294	4,790	5,124
Lift Brands, Inc., L+800, 1.00% LIBOR Floor, 12/23/2019 (n)	3 Month LIBOR	Services: Consumer	9,226	9,143	9,203
Logix Communications, LP, L+575, 1.00% LIBOR Floor, 8/9/2024 (i)(o)	(u)	Telecommunications	5,250	5,198	5,198
Lonestar Prospects, Ltd., 0.00% Unfunded, 12/31/2017 (e)	None	Energy: Oil & Gas	18,985	(363)	(380)
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020 (o)	1 Month LIBOR	Services: Business	5,911	5,582	5,793
MB2 Dental Solutions, LLC, L+475, 1.00% LIBOR Floor, 9/29/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	2,191	2,163	2,163
Ministry Brands, LLC, L+500, 1.00% LIBOR Floor, 12/2/2022 (n)	1 Month LIBOR	Services: Business	4,960	4,777	4,960
Ministry Brands, LLC, L+500, 1.00% LIBOR Floor, 12/2/2022	1 Month LIBOR	Services: Business	1,097	1,097	1,097
Ministry Brands, LLC, L+100, 1.00% LIBOR Floor, Unfunded, 2/22/2019 (e)	1 Month LIBOR	Services: Business	2,795	—	—
Moss Holding Company, L+675, 1.00% LIBOR Floor, 4/17/2023 (n)(p)	3 Month LIBOR	Services: Business	18,924	18,607	18,640
Moss Holding Company, 0.75% Unfunded, 5/7/2018 (e)	None	Services: Business	1,046	—	(16)
Moss Holding Company, 0.50% Unfunded, 4/17/2023 (e)	None	Services: Business	2,232	—	(33)
MSHC, Inc., L+425, 1.00% LIBOR Floor, 7/31/2023	3 Month LIBOR	Services: Business	2,853	2,839	2,839
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 4/16/2020 (o)	3 Month LIBOR	Metals & Mining	3,639	3,548	3,341
Nathan's Famous Inc., 10.00%, 3/15/2020 (h)(n)	None	Beverage, Food & Tobacco	6,000	6,000	6,311
Navex Global, Inc., L+425, 1.00% LIBOR Floor, 11/19/2021 (o)	1 Month LIBOR	High Tech Industries	17,957	18,010	17,979
Nextech Systems, LLC, L+725, 1.00% LIBOR Floor, 6/22/2021 (j)(n)	1 Month LIBOR	High Tech Industries	15,242	14,747	14,938
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,235	9,680	9,682
Orbcomm Inc., 8.00%, 4/1/2024 (n)	None	Telecommunications	9,237	9,237	9,912
P.F. Chang's China Bistro, Inc., L+500, 1.00% LIBOR Floor, 9/1/2022 (i)(o)	1 Month LIBOR	Beverage, Food & Tobacco	10,000	9,700	9,600
Paris Presents Inc., L+500, 1.00% LIBOR Floor, 12/31/2020 (p)	1 Month LIBOR	Consumer Goods: Durable	8,954	8,874	8,954
PDI TA Holdings, Inc., L+475, 1.00% LIBOR Floor, 8/25/2023 (n)	3 Month LIBOR	High Tech Industries	5,667	5,554	5,552
PDI TA Holdings, Inc., 0.50% Unfunded, 8/24/2018 (e)	None	High Tech Industries	1,283	—	(20)
Petroflow Energy Corp., L+800, 1.00% LIBOR Floor, 6/29/2019 (n)(r)(s)	1 Month LIBOR	Energy: Oil & Gas	4,028	3,863	3,705
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019 (h)(o)	3 Month LIBOR	Aerospace & Defense	6,397	5,552	5,598
Plano Molding Company, LLC, L+750, 1.00% LIBOR Floor, 5/12/2021 (n)	1 Month LIBOR	Consumer Goods: Non-Durable	8,774	8,687	8,160
Practice Insight, LLC, L+500, 1.00% LIBOR Floor, 8/23/2022 (n)	1 Month LIBOR	High Tech Industries	6,567	6,405	6,402
Project Leopard Holdings, Inc., L+550, 1.00% LIBOR Floor, 7/7/2023 (o)	3 Month LIBOR	High Tech Industries	4,000	3,991	4,050
PSC Industrial Holdings Corp., L+475, 1.00% LIBOR Floor, 12/5/2020 (o)	3 Month LIBOR	Services: Business	4,863	4,649	4,863
Radio One, Inc., L+400, 1.00% LIBOR Floor, 4/18/2023 (o)	3 Month LIBOR	Media: Broadcasting & Subscription	2,973	2,945	2,928
Rimini Street, Inc., 15.00%, 6/24/2020 (s)	None	High Tech Industries	13,773	13,539	16,073
Robertshaw US Holding Corp., L+450, 0.00% LIBOR Floor, 8/10/2024 (o)	1 Month LIBOR	Chemicals, Plastics & Rubber	3,155	3,131	3,186
Russell Investments US Institutional Holdco, Inc., L+425, 1.00% LIBOR Floor, 6/1/2023 (o)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,970	4,022	4,032
Sequoia Healthcare Management, LLC, 16.00%, 7/17/2019 (n)(s)	None	Healthcare & Pharmaceuticals	5,935	5,885	5,935
SFE Intermediate Holdco LLC, L+500, 1.00% LIBOR Floor, 7/31/2023 (n)	3 Month LIBOR	Beverage, Food & Tobacco	4,782	4,687	4,686
SG Acquisition, Inc., L+500, 1.00% LIBOR Floor, 3/29/2024 (o)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,159	4,121	4,133
Shift PPC LLC, L+600, 1.00% LIBOR Floor, 12/22/2021 (p)	3 Month LIBOR	High Tech Industries	4,878	4,775	4,878
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019 (o)	3 Month LIBOR	Services: Business	7,693	7,785	7,810
Southcross Holdings Borrower LP, 9.00%, 4/13/2023 (s)	None	Energy: Oil & Gas	179	158	156
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 1/21/2020 (n)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,758	12,692	12,662
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 7/21/2020 (s)	3 Month LIBOR	Healthcare & Pharmaceuticals	252	250	249
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019 (n)	3 Month LIBOR	Energy: Oil & Gas	8,045	7,656	7,361
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022 (o)	3 Month LIBOR	Services: Business	3,929	3,821	3,826
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/30/2020 (e)(n)	3 Month LIBOR	Hotel, Gaming & Leisure	16,925	16,811	16,925
Survey Sampling International, LLC, L+500, 1.00% LIBOR Floor, 12/16/2020 (o)	3 Month LIBOR	Services: Business	7,820	7,854	7,703
Teladoc, Inc., L+725, 1.00% LIBOR Floor, 7/14/2022 (h)	1 Month LIBOR	High Tech Industries	15,000	14,855	15,300
Teladoc, Inc., 0.50% Unfunded, 7/14/2020 (e)(h)	None	High Tech Industries	1,250	(47)	25
Telestream Holdings Corp., L+677, 1.00% LIBOR Floor, 1/15/2020 (j)(n)	3 Month LIBOR	High Tech Industries	8,662	8,472	8,402
Tenere Inc., L+1000, 1.00% LIBOR Floor, 12/23/2021 (n)(p)	3 Month LIBOR	Capital Equipment	31,840	31,671	31,044
Tensar Corp., L+475, 1.00% LIBOR Floor, 7/9/2021 (o)	3 Month LIBOR	Chemicals, Plastics & Rubber	13,236	12,429	12,475
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021 (h)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,935	15,713
U.S. Renal Care, Inc., L+425, 1.00% LIBOR Floor, 12/30/2022 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	7,967	7,780	7,740
Vero Parent, Inc., L+500, 1.00% LIBOR Floor, 8/16/2024 (o)	3 Month LIBOR	High Tech Industries	15,000	14,851	14,906
Vince, LLC, L+700, 1.00% LIBOR Floor, 11/27/2019 (h)(o)	3 Month LIBOR	Retail	901	864	789
Visual Edge Technology, Inc., L+575, 1.00% LIBOR Floor, 8/31/2022	3 Month LIBOR	Services: Business	12,469	12,222	12,220
Visual Edge Technology, Inc., L+575, 1.00% LIBOR Floor, 8/31/2022	3 Month LIBOR	Services: Business	1,918	1,871	1,899
Visual Edge Technology, Inc., 0.75% Unfunded, 2/28/2019 (e)	None	Services: Business	2,878	—	(29)
WD Wolverine Holdings, LLC, L+550, 1.00% LIBOR Floor, 8/16/2022 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	14,319	14,016	13,961
Western Dental Services, Inc., L+525, 1.00% LIBOR Floor, 6/30/2023 (o)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,191	2,170	2,210
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Woodstream Corp., L+625, 1.00% LIBOR Floor, 5/29/2022	3 Month LIBOR	Consumer Goods: Non-Durable	7,896	7,862	7,896
Woodstream Corp., 0.75% Unfunded, 5/29/2021 (e)	None	Consumer Goods: Non-Durable	1,553	—	—
Total Senior Secured First Lien Debt				1,069,271	1,079,520
Senior Secured Second Lien Debt - 38.4%
ABG Intermediate Holdings 2 LLC, L+775, 1.00% LIBOR Floor, 9/29/2025 (i)(n)	3 Month LIBOR	Retail	6,475	6,427	6,556
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022 (p)	1 Month LIBOR	Services: Business	16,030	15,512	15,709
Accruent, LLC, L+875, 1.00% LIBOR Floor, 7/28/2024	3 Month LIBOR	High Tech Industries	749	717	738
Accruent, LLC, 0.75% Unfunded, 7/28/2018 (e)	None	High Tech Industries	1,414	—	(7)
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021 (n)(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,231	9,206
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2022 (n)	1 Month LIBOR	Construction & Building	4,933	4,894	4,958
American Seafoods Group LLC, L+813, 1.00% LIBOR Floor, 2/21/2024	3 Month LIBOR	Beverage, Food & Tobacco	18,233	17,874	17,869
Avalign Technologies, Inc., L+825, 1.00% LIBOR Floor, 7/15/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	5,500	5,447	5,445
Command Alkon Inc., L+900, 1.00% LIBOR Floor, 3/1/2024	1 Month LIBOR	High Tech Industries	2,440	2,404	2,404
Confie Seguros Holding II Co., L+975, 1.25% LIBOR Floor, 5/8/2019	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	4,577	4,471	4,497
Conisus, LLC, L+875, 1.00% LIBOR Floor, 6/23/2021	3 Month LIBOR	Healthcare & Pharmaceuticals	11,750	9,868	9,400
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021 (h)(n)	1 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,462	9,500
EagleTree-Carbide Acquisition Corp., L+825, 1.00% LIBOR Floor, 8/28/2025 (i)	3 Month LIBOR	Consumer Goods: Durable	20,000	19,700	19,800
Elements Behavioral Health, Inc., L+1200, 1.00% LIBOR Floor, 2/11/2020 (r)(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	6,287	6,054	4,841
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022 (h)(n)	3 Month LIBOR	Environmental Industries	3,000	2,981	2,813
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022 (h)(n)	1 Month LIBOR	High Tech Industries	9,999	7,158	8,249
Flexera Software LLC, L+700, 1.00% LIBOR Floor, 4/2/2021 (p)	3 Month LIBOR	High Tech Industries	9,385	9,166	9,421
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022 (n)(p)	1 Month LIBOR	Services: Business	11,410	11,331	11,324
GHX Ultimate Parent Corp., L+800, 1.00% LIBOR Floor, 6/30/2025	3 Month LIBOR	Healthcare & Pharmaceuticals	13,926	13,517	13,508
Global Tel*Link Corp., L+775, 1.25% LIBOR Floor, 11/23/2020 (p)	3 Month LIBOR	Telecommunications	9,500	9,492	9,488
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022 (o)	3 Month LIBOR	Retail	4,000	4,020	4,045
Institutional Shareholder Services Inc., L+850, 1.00% LIBOR Floor, 4/30/2022 (n)	1 Month LIBOR	Services: Business	10,648	10,543	10,648
Medical Solutions Holdings, Inc., L+825, 1.00% LIBOR Floor, 6/16/2025 (n)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,856	9,950
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023 (n)	1 Month LIBOR	Services: Business	7,000	6,902	7,000
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023	1 Month LIBOR	Services: Business	292	292	292
Ministry Brands, LLC, L+100, 1.00% LIBOR Floor, Unfunded, 2/22/2019 (e)	1 Month LIBOR	Services: Business	742	—	—
Mitchell International, Inc., L+750, 1.00% LIBOR Floor, 10/11/2021 (n)(o)	3 Month LIBOR	High Tech Industries	14,909	14,533	15,105
MSHC, Inc., L+825, 1.00% LIBOR Floor, 7/31/2024	2 Month LIBOR	Services: Business	2,081	2,015	2,013
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024 (h)	3 Month EURIBOR	Chemicals, Plastics & Rubber	€7,489	7,938	8,671
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,030	11,014	11,767
Onex TSG Holdings II Corp., L+850, 1.00% LIBOR Floor, 7/31/2023 (n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	12,249	12,143	12,180
Paris Presents Inc., L+875, 1.00% LIBOR Floor, 12/31/2021 (n)	1 Month LIBOR	Consumer Goods: Durable	3,500	3,435	3,465
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023 (n)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,379	13,163
PDI TA Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/25/2024	1 Month LIBOR	High Tech Industries	2,500	2,447	2,447
PDI TA Holdings, Inc., 0.50% Unfunded, 8/24/2018 (e)	None	High Tech Industries	550	—	(12)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021 (o)	3 Month LIBOR	Chemicals, Plastics & Rubber	3,469	3,458	3,469
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023 (n)	1 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,719	14,738
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022 (o)	1 Month LIBOR	Retail	4,998	4,680	4,273
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2022 (n)	1 Month LIBOR	Telecommunications	3,000	2,892	2,895
PSC Industrial Holdings Corp., L+825, 1.00% LIBOR Floor, 12/5/2021 (n)	1 Month LIBOR	Services: Business	10,000	9,862	10,000
Robertshaw US Holding Corp., L+900, 0.00% LIBOR Floor, 2/10/2025	1 Month LIBOR	Chemicals, Plastics & Rubber	5,000	4,855	4,994
Securus Technologies Holdings, Inc., L+775, 1.25% LIBOR Floor, 4/30/2021 (o)(p)	3 Month LIBOR	Telecommunications	5,500	5,478	5,514
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 6/20/2025 (i)(p)	1 Month LIBOR	Telecommunications	2,942	2,913	2,968
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021 (n)	1 Month LIBOR	Hotel, Gaming & Leisure	6,142	6,142	6,126
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023 (n)(o)	3 Month LIBOR	Services: Business	10,000	9,879	9,000
Survey Sampling International, LLC, L+900, 1.00% LIBOR Floor, 12/16/2021 (n)	3 Month LIBOR	Services: Business	5,000	4,931	4,950
TexOak Petro Holdings LLC, 8.00%, 12/29/2019 (r)(s)	None	Energy: Oil & Gas	7,137	2,360	—
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025 (n)	3 Month LIBOR	Services: Business	13,393	13,061	13,058
TouchTunes Interactive Networks, Inc., L+825, 1.00% LIBOR Floor, 5/29/2022 (p)	3 Month LIBOR	Hotel, Gaming & Leisure	6,000	5,949	6,007
U.S. Anesthesia Partners, Inc., L+725, 1.00% LIBOR Floor, 6/23/2025	1 Month LIBOR	Healthcare & Pharmaceuticals	10,235	10,085	10,081
U.S. Renal Care, Inc., L+800, 1.00% LIBOR Floor, 12/29/2023 (n)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,917	4,875
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022 (n)	3 Month LIBOR	Automotive	16,000	15,875	16,080
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022 (n)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,577	11,990
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023 (n)	3 Month LIBOR	High Tech Industries	5,000	4,932	4,988
Total Senior Secured Second Lien Debt				404,788	402,459
Collateralized Securities and Structured Products - Debt - 2.7%
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019 (h)	3 Month LIBOR	Diversified Financials	4,304	4,304	4,200
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022 (h)	3 Month LIBOR	Diversified Financials	15,500	15,500	14,993
Ivy Hill Middle Market Credit Fund VII, Ltd. Class E Notes, L+565, 10/20/2025 (g)(h)	3 Month LIBOR	Diversified Financials	2,000	1,887	1,931
NXT Capital CLO 2014-1, LLC Class E Notes, L+550, 4/23/2026 (g)(h)	3 Month LIBOR	Diversified Financials	7,500	7,127	7,160
Total Collateralized Securities and Structured Products - Debt				28,818	28,284
Collateralized Securities and Structured Products - Equity - 2.8%
Anchorage Capital CLO 2012-1, Ltd. Subordinated Notes, 2.82% Estimated Yield, 1/13/2025 (h)	(f)	Diversified Financials	4,000	2,621	2,244
APIDOS CLO XVI Subordinated Notes, 11.84% Estimated Yield, 1/19/2025 (h)	(f)	Diversified Financials	9,000	4,140	3,569
CENT CLO 19 Ltd. Subordinated Notes, 6.47% Estimated Yield, 10/29/2025 (h)	(f)	Diversified Financials	2,000	1,305	1,087
Galaxy XV CLO Ltd. Class A Subordinated Notes, 4.60% Estimated Yield, 4/15/2025 (h)	(f)	Diversified Financials	4,000	2,356	2,189
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Ivy Hill Middle Market Credit Fund VII, Ltd. Subordinated Notes, 10.40% Estimated Yield, 10/20/2025 (h)	(f)	Diversified Financials	2,000	1,581	1,479
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 10.35% Estimated Yield, 2/2/2026 (e)(h)	(f)	Diversified Financials	10,000	9,857	9,662
Ivy Hill Middle Market Credit Fund IX, Ltd. Subordinated Notes, 14.21% Estimated Yield, 10/18/2025 (h)	(f)	Diversified Financials	8,146	5,933	5,885
Ivy Hill Middle Market Credit Fund X, Ltd., 10.06% Estimated Yield, 7/24/2027 (h)	(f)	Diversified Financials	4,760	3,744	3,473
Total Collateralized Securities and Structured Products - Equity				31,537	29,588
Unsecured Debt - 0.7%
Visual Edge Technology, Inc., 12.50%, 8/31/2024	None	Services: Business	7,519	7,333	7,331
Total Unsecured Debt				7,333	7,331
Equity - 0.4%
Commerce Topco, LLC (q)		Healthcare & Pharmaceuticals	87 Units	85	85
Commerce Parent, Inc. (q)		Healthcare & Pharmaceuticals	87 Units	87	87
F+W Media, Inc. (q)		Media: Diversified & Production	31,211 Units	—	—
Mooregate ITC Acquisition, LLC, Class A Units (q)		High Tech Industries	500 Units	563	450
NS NWN Acquisition, LLC (q)		High Tech Industries	404 Units	393	450
NSG Co-Invest (Bermuda) LP (h)(q)		Consumer Goods: Durable	1,575 Units	1,000	875
Spinal USA, Inc. / Precision Medical Inc., Warrants (q)		Healthcare & Pharmaceuticals	1,551,569 Units	853	853
Southcross Holdings LP, Class A-II Units (q)		Energy: Oil & Gas	188 Units	75	127
Southcross Holdings GP, LLC, Units (q)		Energy: Oil & Gas	188 Units	—	—
Speed Commerce Investment Part, LLC (q)		High Tech Industries	629 Units	2,640	900
Tenere Inc. Warrant (q)		Capital Equipment	N/A	161	36
TexOak Petro Holdings LLC (q)		Energy: Oil & Gas	60,000 Units	—	—
Total Equity				5,857	3,863
Short Term Investments - 13.5%(k)
First American Treasury Obligations Fund, Class Z Shares, 0.89% (l)				140,810	140,810
Total Short Term Investments				140,810	140,810
TOTAL INVESTMENTS - 161.6%				$1,688,414	1,691,855
LIABILITIES IN EXCESS OF OTHER ASSETS - (61.6%)					(644,668)
NET ASSETS - 100%					$1,047,187

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

b.
The 1, 2, 3, and 6 month London Interbank Offered Rate, or LIBOR, rates were 1.24%, 1.27%, 1.34%, and 1.51%, respectively, as of September 30, 2017.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2017, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2017. The 3 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.38%) as of September 30, 2017.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 9) using significant unobservable inputs unless otherwise noted.

d.	Denominated in U.S. dollars unless otherwise noted.

e.
As discussed in Note 11, on September 30, 2017, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $2,156, $1,111 and $992 to Studio Movie Grill Holdings, LLC, Ivy Hill Middle Market Credit Fund VIII, Ltd. and    GTCR-Ultra Acquisition, Inc., respectively. On November 9, 2017, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $22,800, $18,985, $3,278, $2,500, $1,865, $1,608, $1,553, $1,250, $1,188, $1,151, $1,111, $992, $815, $540, $459, $157, and $154 to DFC Global Facility Borrower II LLC, Lonestar Prospects, Ltd., Moss Holding Company, Elemica Holdings, Inc., Ministry Brands, LLC, Studio Movie Grill Holdings, LLC, Woodstream Corp., Teledoc, Inc., Island Medical Management Holdings, LLC, Visual Edge Technology, Inc., Ivy Hill Middle Market Credit Fund VIII, Ltd., GTCR-Ultra Acquisition, Inc., PDI TA Holdings, Inc., Frontline Technologies Group Holdings LLC, Covenant Surgical Partners, Inc., Accruent, LLC, and American Media, Inc., respectively.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2017
(in thousands)

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

g.	Ivy Hill Middle Market Credit Fund VII Class E Notes and NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of September 30, 2017.

h.
The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2017, 89.4% of the Company’s total assets represented qualifying assets.

i.	Position or a portion thereof unsettled as of September 30, 2017.

j.
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in the syndication in exchange for lower payment priority.

k.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

l.	7-day effective yield as of September 30, 2017.

m.	Represents amortized cost for debt securities and cost for equity investments.

n.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of September 30, 2017 (see Note 8).

o.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank N.A., or Citibank, as of September 30, 2017 (see Note 8).

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of September 30, 2017 (see Note 8).

q.	Non-income producing security.

r.	Investment or a portion thereof was on non-accrual status as of September 30, 2017.

s.
For the nine months ended September 30, 2017, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
Charming Charlie, LLC(t)	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$369	$—	$369
Elements Behavioral Health, Inc.(t)	Senior Secured Second Lien Debt	—	13.00%	13.00%	$—	$365	$365
F+W Media, Inc.(t)	Senior Secured First Lien Debt	1.50%	10.00%	11.50%	$19	$93	$112
Petroflow Energy Corp.(t)	Senior Secured First Lien Debt	3.00%	6.00%	9.00%	$99	$187	$286
Rimini Street, Inc.	Senior Secured First Lien Debt	12.00%	3.00%	15.00%	$1,469	$403	$1,872
Sequoia Healthcare Management, LLC	Senior Secured First Lien Debt	12.00%	4.00%	16.00%	$531	$211	$742
Southcross Holdings Borrower LP	Senior Secured First Lien Debt	3.50%	5.50%	9.00%	$6	$7	$13
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.50%	10.50%	$—	$124	$124
TexOak Petro Holdings LLC(t)	Senior Secured Second Lien Debt	—	8.00%	8.00%	$—	$314	$314

t.	The PIK interest portion of the investment was on non-accrual status as of September 30, 2017.

u.	As of November 9, 2017, no interest rate option had been elected as the entire position remained unsettled.
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

c.	Fair value determined in good faith by the Company’s board of directors (see Note 9) using significant unobservable inputs unless otherwise noted.

d.	Denominated in U.S. dollars unless otherwise noted.

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
September 30, 2017
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
On July 10, 2017, the Company’s independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017. Although the investment sub-advisory agreement and AIM's engagement as the Company’s investment sub-adviser were terminated, AIM continues to perform identical services for CIM and the Company, including, without limitation, identifying investment opportunities for approval by CIM. AIM will not be paid a separate fee in exchange for such services, but will be entitled to receive distributions as a member of CIM as described above.
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
Recently Announced Accounting Standards
In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As such, ASU 2014-09 could impact the timing of revenue recognition. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. ASU 2014-09 will apply to all entities. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, or ASU 2015-14, which amended the effective date of ASU 2014-09. ASU 2015-14 defers the effective date of ASU 2014-09 to interim reporting periods within annual reporting periods beginning after December 15, 2017 and early adoption is permitted, but not before the original effective date. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $140,810 and $70,498 of such investments at September 30, 2017 and December 31, 2016, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of September 30, 2017.
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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2013, 2014, 2015, and 2016.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of September 30, 2017 and December 31, 2016.
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
September 30, 2017
(in thousands, except share and per share amounts)

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
Distributions
Distributions to shareholders are recorded as of the record date. The amount paid as a distribution is ratified by the board of directors on a quarterly basis. Net realized capital gains, if any, are distributed at least annually.
Note 3. Share Transactions
The Company’s initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. The Company’s follow-on continuous public offering commenced on January 25, 2016 and will continue until no later than January 25, 2019.
The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	4,718,559	$44,940	2,173,945	$21,017
Reinvestment of distributions	3,251,250	29,701	3,328,161	29,179
Total gross shares/proceeds	7,969,809	74,641	5,502,106	50,196
Sales commissions and dealer manager fees	—	(1,713)	—	(1,739)
Net shares/proceeds	7,969,809	72,928	5,502,106	48,457
Share repurchase program	(3,316,625)	(30,167)	(1,396,392)	(12,231)
Net shares/proceeds from share transactions	4,653,184	$42,761	4,105,714	$36,226
During the nine months ended September 30, 2017 and 2016, the Company sold 7,969,809 and 5,502,106 shares, respectively, at an average price per share of $9.37 and $9.12, respectively.
Since commencing its initial continuous public offering on July 2, 2012 and through September 30, 2017, the Company sold 114,440,741 shares of common stock for net proceeds of $1,162,041 at an average price per share of $10.15. The net proceeds include gross proceeds received from reinvested shareholder distributions of $114,174, for which the Company issued 12,532,914 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $55,581, for which the Company repurchased 6,143,717 shares of common stock.
During the period from October 1, 2017 to November 8, 2017, the Company sold 658,050 shares of common stock pursuant to its follow-on continuous public offering for gross proceeds of $6,302 at an average price per share of $9.58. The Company also received gross proceeds of $3,824 from reinvested shareholder distributions, for which the Company issued 417,698 shares of common stock, and paid $10,240 for shares of common stock tendered for repurchase, for which the Company repurchased 1,118,130 shares of common stock.
Since commencing its initial continuous public offering on July 2, 2012 and through November 8, 2017, the Company sold 114,398,359 shares of common stock for net proceeds of $1,161,927 at an average price per share of $10.16. The net proceeds include gross proceeds received from reinvested shareholder distributions of $117,998, for which the Company issued 12,950,612 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $65,821, for which the Company repurchased 7,261,847 shares of common stock.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

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
The changes to our offering price per share since the commencement of our initial continuous public offering and the associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	New Offering Price Per Share
December 28, 2012	January 2, 2013	$10.04
January 31, 2013	February 1, 2013	$10.13
March 14, 2013	March 18, 2013	$10.19
May 15, 2013	May 16, 2013	$10.24
August 15, 2013	August 16, 2013	$10.32
February 4, 2014	February 5, 2014	$10.45
October 6, 2015	October 7, 2015	$10.20
November 24, 2015	November 25, 2015	$10.05
December 22, 2015	December 23, 2015	$9.95
March 8, 2016	March 9, 2016	$9.40
March 15, 2016	March 16, 2016	$9.45
March 22, 2016	March 23, 2016	$9.50
March 29, 2016	March 30, 2016	$9.55
April 5, 2016	April 6, 2016	$9.60
April 26, 2016	April 27, 2016	$9.65
May 3, 2016	May 4, 2016	$9.70
May 10, 2016	May 11, 2016	$9.75
May 31, 2016	June 1, 2016	$9.80
July 19, 2016	July 20, 2016	$9.85
July 26, 2016	July 27, 2016	$9.90
August 9, 2016	August 10, 2016	$9.95
August 23, 2016	August 24, 2016	$10.00
October 4, 2016	October 5, 2016	$10.05
October 11, 2016	October 12, 2016	$10.10
January 3, 2017	January 4, 2017	$9.57(1)
January 24, 2017	January 25, 2017	$9.60
March 7, 2017	March 8, 2017	$9.65
August 22, 2017	August 23, 2017	$9.70

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
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
The following table summarizes the share repurchases completed during the nine months ended September 30, 2017:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2017	January 4, 2017	814,223	100%	9.05	$7,370
June 30, 2017	April 5, 2017	1,137,234	100%	9.12	10,372
September 30, 2017	July 5, 2017	1,365,168	100%	9.10	12,425
Total		3,316,625			$30,167
Note 4. Transactions with Related Parties
For the three and nine months ended September 30, 2017 and 2016, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2017	2016	2017	2016
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$290	$331	$782	$588
CIM	Investment adviser	Management fees(2)	7,820	5,187	21,724	14,311
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	433	425	1,204	1,151
CIG	Sponsor	Recoupment of expense support(2)	—	—	—	667
			$8,543	$5,943	$23,710	$16,717

(1)	Amounts charged directly to equity.

(2)	Amounts charged directly to operations.
On December 28, 2016, the Company entered into an amended and restated follow-on dealer manager agreement with CIM and CION Securities, LLC (formerly, ICON Securities, LLC), or CION Securities, in connection with the Company's follow-on continuous public offering. Under the amended and restated dealer manager agreement, the dealer manager fee was reduced from up to 3% to up to 2% of gross offering proceeds and selling commissions to the selling dealers were reduced from up to 7% to up to 3% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 and through November 8, 2017, the Company paid or accrued sales commissions of $64,317 to the selling dealers and dealer manager fees of $31,878 to CION Securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

The Company has entered into an investment advisory agreement with CIM. On November 1, 2017, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2017.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and nine months ended September 30, 2017, the Company had no liability for and did not record any capital gains incentive fees.
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

The Company entered into an administration agreement with CIM’s affiliate, ICON Capital, LLC, or ICON Capital, pursuant to which ICON Capital furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. On November 1, 2017, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement for a period of twelve months commencing December 17, 2017. ICON Capital is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement will be for the lower of ICON Capital’s actual costs or the amount that the Company would be required to pay for comparable administrative services in the same geographic location. Such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company will not reimburse ICON Capital for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital.

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes CIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offerings (without giving effect to any potential expense support from CIG and its affiliates). If the Company sells the maximum number of shares at its latest public offering price of $9.70 per share, the Company estimates that it may incur up to approximately $29,894 of expenses. With respect to any reimbursements for offering and organizational costs, the Company will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.
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
Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of September 30, 2017, the Company raised gross offering proceeds of $1,103,448, of which it can pay up to $16,552 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through September 30, 2017, the Company paid $9,876 of such costs, leaving an additional $6,676 that can be paid. As of November 8, 2017, the Company raised gross offering proceeds of $1,109,750, of which it can pay up to $16,646 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through November 8, 2017, the Company paid $9,914 of such costs, leaving an additional $6,732 that can be paid.
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
For the three and nine months ended September 30, 2017 and 2016, the Company did not receive any expense support from CIG or AIM.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
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

Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. During the three months ended September 30, 2016, the Company did not record an obligation to repay expense support from CIG or AIM. During the nine months ended September 30, 2016, the Company recorded an obligation to repay expense support from CIG of $667. The Company did not record any obligation to repay expense support from CIG or AIM during the three or nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Company repaid expense support to CIG of $548 and $1,147, respectively. The Company did not repay any expense support to CIG or AIM during the three or nine months ended September 30, 2017. The Company may or may not be requested to reimburse any future expense support provided by CIG or AIM.
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
As of September 30, 2017 and December 31, 2016, the total liability payable to CIM and its affiliates was $7,931 and $6,508, respectively, which primarily related to fees earned by CIM during the three months ended September 30, 2017 and December 31, 2016, respectively.
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
Note 5. Distributions
From February 1, 2014 through July 17, 2017, the Company’s board of directors authorized and declared on a monthly basis a weekly distribution amount per share of common stock. On July 18, 2017, the Company's board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of common stock. Effective September 28, 2017, the Company's board of directors delegated to the Company's executive officers the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by the board of directors on a quarterly basis.
During the year ended December 31, 2016 and the nine months ended September 30, 2017, the Company’s board of directors declared distributions for 52 and 39 record dates, respectively. Declared distributions are paid monthly.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

The following table presents cash distributions per share that were declared during the year ended December 31, 2016 and the nine months ended September 30, 2017:

	Distributions
Three Months Ended	Per Share	Amount
2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
June 30, 2016 (thirteen record dates)	0.1829	19,167
September 30, 2016 (thirteen record dates)	0.1829	19,480
December 31, 2016 (thirteen record dates)	0.1829	19,808
Total distributions for the year ended December 31, 2016	$0.7316	$77,459

2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
June 30, 2017 (thirteen record dates)	0.1829	20,371
September 30, 2017 (thirteen record dates)	0.1829	20,644
Total distributions for the nine months ended September 30, 2017	$0.5487	$61,138

On September 28, 2017, the Company’s co-chief executive officers declared regular weekly cash distributions of $0.014067 per share for October 2017 through December 2017. Each distribution will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
October 3, 2017	November 1, 2017	$0.014067
October 10, 2017	November 1, 2017	$0.014067
October 17, 2017	November 1, 2017	$0.014067
October 24, 2017	November 1, 2017	$0.014067
October 31, 2017	November 1, 2017	$0.014067
November 7, 2017	November 29, 2017	$0.014067
November 14, 2017	November 29, 2017	$0.014067
November 21, 2017	November 29, 2017	$0.014067
November 28, 2017	November 29, 2017	$0.014067
December 5, 2017	December 27, 2017	$0.014067
December 12, 2017	December 27, 2017	$0.014067
December 19, 2017	December 27, 2017	$0.014067
December 26, 2017	December 27, 2017	$0.014067

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
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

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017			2016
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.4953	$55,191	90.3%	$0.3021	$31,744	55.1%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.0329	3,661	6.0%	0.2131	22,386	38.8%
Net gain on TRS loan sales(1)	0.0205	2,286	3.7%	0.0232	2,443	4.2%
Net realized gain on investments and foreign currency	—	—	—	0.0103	1,078	1.9%
Total distributions	$0.5487	$61,138	100.0%	$0.5487	$57,651	100.0%

(1)
During the nine months ended September 30, 2017, the Company realized losses on TRS loans of $19,736 primarily due to the purchase of loans by Flatiron Funding II, LLC in connection with the TRS refinancing that were previously held in the TRS and are not currently deductible on a tax-basis. See Note 8 for an additional discussion regarding this purchase. During the nine months ended September 30, 2016, the Company realized losses on TRS loans of $1,030, which are not currently deductible on a tax-basis.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

As of September 30, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $23,788; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $47,854; the net unrealized depreciation was $24,066; and the aggregate cost of securities for Federal income tax purposes was $1,715,921.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of September 30, 2017 and December 31, 2016 at amortized cost and fair value was as follows:

	September 30, 2017			December 31, 2016
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,069,271	$1,079,520	69.6%	$489,904	$489,913	48.1%
Senior secured second lien debt	404,788	402,459	26.0%	437,240	434,347	42.6%
Collateralized securities and structured products - debt	28,818	28,284	1.8%	39,471	38,114	3.7%
Collateralized securities and structured products - equity	31,537	29,588	1.9%	37,713	34,648	3.4%
Unsecured debt	7,333	7,331	0.5%	17,290	16,851	1.7%
Equity	5,857	3,863	0.2%	4,832	5,107	0.5%
Subtotal/total percentage	1,547,604	1,551,045	100.0%	1,026,450	1,018,980	100.0%
Short term investments(2)	140,810	140,810		70,498	70,498
Total investments	$1,688,414	$1,691,855		$1,096,948	$1,089,478

(1)	Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
High Tech Industries	$229,022	14.8%	$217,339	21.3%
Healthcare & Pharmaceuticals	222,843	14.4%	118,337	11.6%
Services: Business	209,615	13.5%	126,869	12.5%
Media: Diversified & Production	116,013	7.5%	23,100	2.3%
Chemicals, Plastics & Rubber	89,142	5.8%	27,253	2.7%
Telecommunications	72,967	4.7%	35,411	3.5%
Services: Consumer	64,137	4.1%	9,477	0.9%
Media: Advertising, Printing & Publishing	61,147	3.9%	54,354	5.3%
Consumer Goods: Durable	60,992	3.9%	1,000	0.1%
Diversified Financials	57,872	3.7%	72,762	7.1%
Beverage, Food & Tobacco	54,846	3.5%	53,658	5.3%
Capital Equipment	51,899	3.3%	51,155	5.0%
Hotel, Gaming & Leisure	45,990	3.0%	28,974	2.8%
Automotive	40,347	2.6%	39,192	3.9%
Retail	32,052	2.1%	18,852	1.9%
Aerospace & Defense	28,811	1.9%	21,780	2.1%
Banking, Finance, Insurance & Real Estate	27,296	1.8%	17,636	1.7%
Energy: Oil & Gas	25,904	1.7%	12,803	1.3%
Consumer Goods: Non-Durable	16,056	1.0%	8,611	0.8%
Construction & Building	16,048	1.0%	39,137	3.8%
Transportation: Cargo	9,844	0.6%	—	—
Media: Broadcasting & Subscription	6,450	0.4%	9,776	1.0%
Forest Products & Paper	5,598	0.4%	—	—
Metals & Mining	3,341	0.2%	11,349	1.1%
Environmental Industries	2,813	0.2%	2,595	0.3%
Energy: Electricity	—	—	13,715	1.3%
Containers, Packaging & Glass	—	—	3,845	0.4%
Subtotal/total percentage	1,551,045	100.0%	1,018,980	100.0%
Short term investments	140,810		70,498
Total investments	$1,691,855		$1,089,478

	September 30, 2017		December 31, 2016
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,407,912	90.8%	$916,260	89.9%
Cayman Islands	31,519	2.0%	43,234	4.2%
Canada	30,747	2.0%	16,705	1.6%
Germany	20,488	1.3%	24,185	2.4%
Netherlands	18,171	1.2%	10,273	1.0%
Luxembourg	17,954	1.1%	—	—
Marshall Islands	9,844	0.6%	—	—
France	5,598	0.4%	—	—
Cyprus	5,124	0.3%	4,728	0.5%
United Kingdom	2,813	0.2%	2,595	0.3%
Bermuda	875	0.1%	1,000	0.1%
Subtotal/total percentage	1,551,045	100.0%	1,018,980	100.0%
Short term investments	140,810		70,498
Total investments	$1,691,855		$1,089,478

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

As of September 30, 2017, investments on non-accrual status represented 0.9% of the Company's investment portfolio on a fair value basis. As of December 31, 2016, there were no investments on non-accrual status.

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
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2017 and December 31, 2016, the Company’s unfunded commitments amounted to $75,833 and $25,096, respectively. As of November 9, 2017, the Company’s unfunded commitments amounted to $83,077. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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

Total Return Swap

On December 17, 2012, the Company, through its wholly-owned consolidated subsidiary, Flatiron Funding, LLC, or Flatiron, entered into a TRS with Citibank, N.A., or Citibank.  Flatiron and Citibank amended the TRS on several occasions, most recently on February 18, 2017 to extend the termination or call date from February 18, 2017 to April 18, 2017. Prior to the call date, the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan became subject to the TRS) was $800,000 and the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS was a spread of 1.40% per year over the floating rate index specified for each such loan, which would not be less than zero.  On April 18, 2017, the TRS expired in accordance with its terms. The agreements between Flatiron and Citibank, which collectively established the TRS, are referred to herein as the TRS Agreement.

The value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS were valued in the same manner as loans owned by the Company.  As of December 31, 2016, the fair value of the TRS was ($15,402). The fair value of the TRS was reflected as unrealized depreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS was reflected in the Company’s consolidated statements of operations as net change in unrealized depreciation on total return swap. As of December 31, 2016, Flatiron had selected 51 underlying loans with a total notional amount of $407,847 and posted $143,335 in cash collateral held by Citibank (of which only $131,073 was required to be posted). As of September 30, 2017, Flatiron had posted $3,620 in cash collateral held by Citibank, which is reflected in due from counterparty on the Company`s consolidated balance sheets.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

Receivable on total return swap is composed of any amounts due from Citibank that consist of earned but not yet collected net interest and fees and net gains on sales and principal repayments of the underlying loans of the TRS. As of December 31, 2016, the receivable on total return swap consisted of the following:

December 31, 2016
Interest and other income from TRS portfolio	$5,620
Interest and other expense from TRS portfolio	(1,928)
Net gain on TRS loan sales	495
Receivable on total return swap	$4,187

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. For the three and nine months ended September 30, 2017 and 2016, net realized gain (loss) on the TRS consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and other income from TRS portfolio	$67	$9,426	$6,610	$32,693
Interest and other expense from TRS portfolio	—	(3,265)	(2,949)	(10,307)
Net gain (loss) on TRS loan sales	—	2,027	(17,450)	1,413
Net realized gain (loss)(1)	$67	$8,188	$(13,789)	$23,799

(1)	Net realized gain (loss) is reflected in net realized gain (loss) on total return swap on the Company's consolidated statements of operations.
On March 29, 2017, Flatiron Funding II, LLC, or Flatiron Funding II, a newly-formed, wholly-owned, consolidated, special purpose financing subsidiary of the Company, purchased certain loans underlying the TRS with a notional value of $363,860 in connection with the TRS refinancing. See Note 8 for additional information on Flatiron Funding II.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
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
September 30, 2017
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

(a)
All of the underlying loans subject to the TRS were issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note (d) below. The Company did not control and was not an affiliate of any of the companies that were issuers of the underlying loans subject to the TRS.

(b)
The 1, 2, 3, and 6 month LIBOR rates were 0.77%, 0.82%, 1.00% and 1.32%, respectively, as of December 31, 2016. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2016, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2016.

(c)	Fair value determined in good faith by the Company’s board of directors (see Note 9) using significant unobservable inputs unless otherwise noted.

(d)
All or a portion of the underlying loan subject to the TRS was not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2016, 90.5% of the Company’s total assets represented qualifying assets. In addition, as described in this Note 7, the Company calculated its compliance with the qualifying asset test on a “look through” basis by treating each loan underlying the TRS as either a qualifying asset or non-qualifying asset based on whether the obligor was an eligible portfolio company. On this basis, 89.1% of the Company’s total assets represented qualifying assets as of December 31, 2016.

(e)
For the year ended December 31, 2016, the following underlying loans subject to the TRS contained a PIK interest provision whereby the issuer had either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Issuer of Underlying Loan	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
Smile Brands Group, Inc.(f)	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$233	$41	$274
Southcross Holdings Borrower LP(g)	Senior Secured First Lien Debt	3.50%	5.50%	9.00%	$1	$1	$2

(f)	Outstanding principal and accrued interest of the underlying loan was fully repaid on August 17, 2016.

(g)	Prior to December 31, 2016, the underlying loan was assigned to the Company and removed from the TRS.
Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2017:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	L+2.00%	$281,698	$43,302	March 29, 2019
JPM Credit Facility	Term Loan Credit Facility	L+3.50%	224,423	577	August 23, 2020
UBS Facility	Repurchase Agreement	L+3.50%	125,000	—	May 19, 2020

Citibank Credit Facility

On March 29, 2017, Flatiron Funding II entered into a senior secured credit facility with Citibank. The senior secured credit facility with Citibank, or the Citibank Credit Facility, provides for a revolving credit facility in an aggregate principal amount of $325,000, subject to compliance with a borrowing base. On March 29, 2017 and September 26, 2017, Flatiron Funding II drew down $231,698 and $50,000 of borrowings under the Citibank Credit Facility, respectively.

On July 11, 2017, Flatiron Funding II amended the Citibank Credit Facility, or the Amended Citibank Credit Facility, with Citibank to make certain immaterial administrative amendments as a result of the termination of AIM as the Company's investment sub-adviser as discussed in Note 1.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
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

The Company incurred debt issuance costs of $1,945 in connection with obtaining the Citibank Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended Citibank Credit Facility, which is included in the Company’s consolidated balance sheet as of September 30, 2017 and will amortize to interest expense over the term of the Amended Citibank Credit Facility. At September 30, 2017, the unamortized portion of the debt issuance costs was $1,615.

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

In connection with the Amended Citibank Credit Facility, Flatiron Funding II has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. From the inception of the Citibank Credit Facility on March 29, 2017 to September 30, 2017, Flatiron Funding II was in compliance with all covenants and reporting requirements.

For the three months ended September 30, 2017 and the period from March 29, 2017 through September 30, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended Citibank Credit Facility were as follows:

	Three Months Ended September 30, 2017	Period from March 29, 2017 to September 30, 2017
Stated interest expense	$1,953	$3,860
Non-usage fee	173	356
Amortization of deferred financing costs	174	330
Total interest expense	$2,300	$4,546
Weighted average interest rate(1)	3.54%	3.50%
Average borrowings	$234,416	$233,042

(1)	Includes the stated interest expense and non-usage fee on the unused portion of the Amended Citibank Credit Facility and is annualized for periods covering less than one year.

JPM Credit Facility

On August 26, 2016, 34th Street Funding, LLC, or 34th Street, a newly-formed, wholly-owned, consolidated, special purpose financing subsidiary of the Company, entered into a senior secured credit facility with JPMorgan Chase Bank, National Association, or JPM. The senior secured credit facility with JPM, or the JPM Credit Facility, provided for borrowings in an aggregate principal amount of $150,000, of which $25,000 may be funded as a revolving credit facility, subject to conditions described in the JPM Credit Facility. On August 26, 2016, 34th Street drew down $57,000 of borrowings under the JPM Credit Facility.

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
September 30, 2017
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

In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the nine months ended September 30, 2017, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $3,515 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended JPM Credit Facility. At September 30, 2017, the unamortized portion of the debt issuance costs was $2,554.

For the three and nine months ended September 30, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Stated interest expense	$2,770	$7,978
Amortization of deferred financing costs	222	660
Non-usage fee	1	3
Total interest expense	$2,993	$8,641
Weighted average interest rate(1)	4.74%	4.61%
Average borrowings	$224,423	$224,423

(1)	Includes the stated interest expense and non-usage fee on the unused portion of the Amended JPM Credit Facility and is annualized for periods covering less than one year.

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
September 30, 2017
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

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $1,786 in connection with obtaining the UBS Facility, which were recorded as a direct reduction to the outstanding balance of the UBS Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the UBS Facility. At September 30, 2017, the unamortized portion of the upfront fee and other expenses was $1,567.

As of September 30, 2017, Notes in the aggregate principal amount of $192,308 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the UBS Facility for aggregate proceeds of $125,000. The carrying amount outstanding under the UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of September 30, 2017, the amount due at maturity under the UBS Facility was $125,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of September 30, 2017, the fair value of assets held by Murray Hill Funding II was $248,916.

For the period from May 19, 2017 through September 30, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the UBS Facility were as follows:

	Three Months Ended September 30, 2017	Period from May 19, 2017 to September 30, 2017
Stated interest expense	$1,480	$2,009
Amortization of deferred financing costs	147	219
Total interest expense	$1,627	$2,228
Weighted average interest rate(1)	4.74%	4.72%
Average borrowings	$125,000	$113,519

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the UBS Facility and is annualized for periods covering less than one year.
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
September 30, 2017
(in thousands, except share and per share amounts)

For the three and nine months ended September 30, 2017 and 2016, the components of interest expense, average borrowings, and weighted average interest rate for the EWB Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Non-usage fee	$—	$46	$65	$147
Amortization of deferred financing costs	—	51	63	177
Stated interest expense	—	44	—	44
Total interest expense	$—	$141	$128	$368
Weighted average interest rate(1)	—	8.62%	—	18.25%
Average borrowings	$—	$4,109	$—	$1,380
(1) Includes the stated interest expense and non-usage fee on the unused portion of the EWB Credit Facility.
Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of September 30, 2017 and December 31, 2016, according to the fair value hierarchy:

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,079,520	$1,079,520	$—	$—	$489,913	$489,913
Senior secured second lien debt	—	—	402,459	402,459	—	—	434,347	434,347
Collateralized securities and structured products - debt	—	—	28,284	28,284	—	—	38,114	38,114
Collateralized securities and structured products - equity	—	—	29,588	29,588	—	—	34,648	34,648
Unsecured debt	—	—	7,331	7,331	—	—	16,851	16,851
Equity	—	—	3,863	3,863	—	—	5,107	5,107
Short term investments	140,810	—	—	140,810	70,498	—	—	70,498
Total Investments	$140,810	$—	$1,551,045	$1,691,855	$70,498	$—	$1,018,980	$1,089,478
Total return swap	$—	$—	$—	$—	$—	$—	$(15,402)	$(15,402)
Credit default swap	—	—	—	—	—	46	—	46
Total Derivatives	$—	$—	$—	$—	$—	$46	$(15,402)	$(15,356)
Total Investments and Derivatives	$140,810	$—	$1,551,045	$1,691,855	$70,498	$46	$1,003,578	$1,074,122

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, June 30, 2017	$1,062,513	$413,690	$29,113	$30,190	$—	$3,554	$—	$1,539,060
Investments purchased	215,514	61,505	—	—	7,331	853	—	285,203
Net realized (loss) gain	(5,600)	2,805	(5)	—	—	—	67	(2,733)
Net change in unrealized appreciation (depreciation)	5,400	(3,079)	253	(328)	(2)	(544)	—	1,700
Accretion of discount	1,825	690	13	—	2	—	—	2,530
Sales and principal repayments	(200,132)	(73,152)	(1,090)	(274)	—	—	(67)	(274,715)
Ending balance, September 30, 2017	$1,079,520	$402,459	$28,284	$29,588	$7,331	$3,863	$—	$1,551,045
Change in net unrealized appreciation (depreciation) on investments still held as of September 30, 2017(1)	$1,205	$(1,434)	$253	$(328)	$(2)	$(544)	$—	$(850)

(1)
Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation on total return swap.

	Nine Months Ended September 30, 2017
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, December 31, 2016	$489,913	$434,347	$38,114	$34,648	$16,851	$5,107	$(15,402)	$1,003,578
Investments purchased	951,502	179,814	—	—	8,420	1,025	—	1,140,761
Net realized (loss) gain	(8,883)	4,256	2	(451)	163	—	(13,789)	(18,702)
Net change in unrealized appreciation (depreciation)	10,240	564	823	1,116	437	(2,269)	15,402	26,313
Accretion of discount	4,768	1,940	60	—	31	—	—	6,799
Sales and principal repayments	(368,020)	(218,462)	(10,715)	(5,725)	(18,571)	—	13,789	(607,704)
Ending balance, September 30, 2017	$1,079,520	$402,459	$28,284	$29,588	$7,331	$3,863	$—	$1,551,045
Change in net unrealized appreciation (depreciation) on investments still held as of September 30, 2017(1)	$10,033	$1,612	$596	$1,116	$(2)	$(2,269)	$—	$11,086

(1)
Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation on total return swap.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2016
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, June 30, 2016	$168,798	$431,875	$40,288	$34,397	$28,275	$72	$(27,601)	$676,104
Investments purchased	255,919	40,108	—	—	—	5,540	—	301,567
Net realized gain	153	226	—	—	—	—	8,188	8,567
Net change in unrealized appreciation (depreciation)	2,372	8,736	1,625	848	1,369	(2)	9,527	24,475
Accretion of discount	339	208	27	—	32	—	—	606
Sales and principal repayments	(14,022)	(21,721)	(5,000)	(856)	—	—	(8,188)	(49,787)
Ending balance, September 30, 2016	$413,559	$459,432	$36,940	$34,389	$29,676	$5,610	$(18,074)	$961,532
Change in net unrealized appreciation (depreciation) on investments still held as of September 30, 2016(1)	$1,987	$8,712	$1,625	$848	$1,369	$(2)	$9,868	$24,407

(1)
Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation on total return swap.

	Nine Months Ended September 30, 2016
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, December 31, 2015	$104,187	$453,713	$41,663	$24,604	$26,740	$—	$(34,900)	$616,007
Investments purchased	337,712	94,931	—	10,000	2,704	5,615	—	450,962
Net realized gain	268	799	—	—	11	—	23,799	24,877
Net change in unrealized appreciation (depreciation)	991	10,395	195	2,169	2,842	(5)	16,826	33,413
Accretion of discount	692	574	82	—	94	—	—	1,442
Sales and principal repayments	(30,291)	(100,980)	(5,000)	(2,384)	(2,715)	—	(23,799)	(165,169)
Ending balance, September 30, 2016	$413,559	$459,432	$36,940	$34,389	$29,676	$5,610	$(18,074)	$961,532
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2016(1)	$(421)	$8,495	$135	$2,169	$2,842	$(5)	$14,399	$27,614

(1)
Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation on total return swap.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$697,598	Discounted Cash Flow	Discount Rates	5.7%	-	51.9%	9.8%
	361,263	Broker Quotes	Broker Quotes	N/A			N/A
	20,659	Market Comparable Approach	EBITDA Multiple	3.50x	-	9.00x	6.45x
			Revenue Multiple	0.75x	-	1.00x	0.88x
Senior secured second lien debt	204,912	Broker Quotes	Broker Quotes	N/A			N/A
	188,147	Discounted Cash Flow	Discount Rates	8.3%	-	26.8%	10.4%
	9,400	Market Comparable Approach	EBITDA Multiple	7.50x	-	8.50x	7.74x
Collateralized securities and structured products - debt	28,284	Discounted Cash Flow	Discount Rates	7.5%	-	11.0%	9.9%
Collateralized securities and structured products - equity	29,588	Discounted Cash Flow	Discount Rates	14.0%	-	15.0%	14.7%
Unsecured debt	7,331	Discounted Cash Flow	Discount Rates	N/A			13.1%
Equity	3,827	Market Comparable Approach	EBITDA Multiple	4.75x	-	20.00x	7.82x
			Revenue Multiple	0.50x	-	0.75x	0.57x
	36	Options Pricing Model	Expected Volatility	31.0%	-	32.0%	31.5%
Total	$1,551,045

(1)	Weighted average amounts are based on the estimated fair values.

	December 31, 2016
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$417,736	Discounted Cash Flow	Discount Rates	6.0%	-	21.3%	16.5%
	61,846	Broker Quotes	Broker Quotes	N/A			N/A
	10,331	Market Comparable Approach	EBITDA Multiple	4.00x	-	6.00x	4.78x
Senior secured second lien debt	291,189	Discounted Cash Flow	Discount Rates	8.5%	-	20.6%	10.5%
	129,219	Broker Quotes	Broker Quotes	N/A			N/A
	13,939	Market Comparable Approach	EBITDA Multiple	6.50x	-	9.50x	8.09x
			Revenue Multiple	0.65x	-	0.90x	0.65x
Collateralized securities and structured products - debt	38,114	Discounted Cash Flow	Discount Rates	7.8%	-	11.0%	10.1%
Collateralized securities and structured products - equity	34,648	Discounted Cash Flow	Discount Rates	9.3%	-	17.0%	13.8%
Unsecured debt	16,851	Broker Quotes	Broker Quotes	N/A			N/A
Equity	4,946	Market Comparable Approach	EBITDA Multiple	3.75x	-	10.50x	7.23x
	161	Options Pricing Model	Expected Volatility	N/A			36.2%
Total return swap	(1,002)	Discounted Cash Flow	Discount Rates	5.1%	-	14.6%	7.3%
	(14,400)	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,003,578

(1)	Weighted average amounts are based on the estimated fair values.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Valuation expense	$463	$125	$989	$350
Transfer agent expense	321	307	947	926
Professional fees	147	680	943	1,284
Dues and subscriptions	223	177	630	621
Director fees and expenses	125	69	327	207
Insurance expense	102	105	309	271
Printing and other related costs	59	177	291	520
Due diligence fees	87	120	145	401
Other expenses	276	132	639	364
Total general and administrative expense	$1,803	$1,892	$5,220	$4,944
Note 11. Commitments and Contingencies
The Company entered into certain contracts with other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to such indemnifications to be remote.
As of September 30, 2017 and December 31, 2016, the Company’s unfunded commitments were as follows:

Unfunded Commitments	September 30, 2017(1)	December 31, 2016(1)
DFC Global Facility Borrower II LLC(2)	$22,800	$—
Lonestar Prospects, Ltd.(2)	18,985	—
CF Entertainment Inc.	5,000	—
Accruent, LLC(2)	4,238	—
Ministry Brands, LLC(2)	3,537	5,274
Moss Holding Company(2)	3,278	—
Visual Edge Technology, Inc.(2)	2,878	—
Elemica Holdings, Inc.(2)	2,500	2,500
Studio Movie Grill Holdings, LLC(2)	2,156	4,127
PDI TA Holdings, Inc.(2)	1,833	—
Woodstream Corporation(2)	1,553	—
Teledoc, Inc.(2)	1,250	—
Island Medical Management Holdings, LLC(2)	1,188	—
Adams Publishing Group, LLC	1,136	—
Ivy Hill Middle Market Credit Fund VIII, Ltd.(2)	1,111	1,111
GTCR-Ultra Acquisition, Inc.(2)	992	—
Covenant Surgical Partners, Inc.(2)	562	—
Frontline Technologies Group Holdings LLC(2)	540	—
American Media, Inc.(2)	296	711
Tennessee Merger Sub, Inc.(3)	—	10,254
ABG Intermediate Holdings 2 LLC	—	1,119
Total	$75,833	$25,096

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

(2)
As of November 9, 2017, the Company's unfunded commitments were to portfolio companies DFC Global Facility Borrower II LLC, Lonestar Prospects, Ltd., Discovery DJ Holdings, LLC, Moss Holding Company, Elemica Holdings, Inc., Ministry Brands, LLC, Studio Movie Grill Holdings, LLC, Woodstream Corp., Teladoc, Inc., Island Medical Management Holdings, LLC, Visual Edge Technology, Inc., Ivy Hill Middle Market Credit Fund VIII, Ltd., VLS Recovery Services, LLC, GTCR-Ultra Acquisition, Inc., Pathway Partners Vet Management Company, LLC, PDI TA Holdings, Inc., Frontline Technologies Group Holdings LLC, Covenant Surgical Partners, Inc., Accruent, LLC and American Media, Inc., in the amount of $22,800, $18,985, $4,706, $3,278, $2,500, $1,865, $1,608, $1,553, $1,250, $1,188, $1,151, $1,111, $1,108, $992, $906, $815, $540, $459, $157 and $154, respectively. In addition, subsequent to September 30, 2017, the Company entered into unfunded commitments of $12,171 and $3,780 to Centene Corp. and Itron, Inc., respectively.

(3)
As of December 31, 2016, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Prior to September 30, 2017, the unfunded commitment was terminated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2017 and December 31, 2016, refer to the table above and the consolidated schedules of investments.
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
Note 12. Fee Income
Fee income consists of commitment fees and amendment fees. The following table summarizes the Company’s fee income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amendment fees	$984	$112	$1,979	$156
Commitment fees	182	42	672	293
Total	$1,166	$154	$2,651	$449
For the three and nine months ended September 30, 2017 and 2016, all fee income was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Per share data:(1)
Net asset value at beginning of period	$9.11	$8.71
Results of operations:
Net investment income(2)	0.52	0.30
Net realized gain and net change in unrealized appreciation on investments(3)	0.06	0.17
Net realized gain and net change in unrealized appreciation on total return swap	0.01	0.39
Net increase in net assets resulting from operations(3)	0.59	0.86
Shareholder distributions:
Distributions from net investment income	(0.50)	(0.30)
Distributions from net realized gains	(0.05)	(0.25)
Net decrease in net assets from shareholders' distributions	(0.55)	(0.55)
Capital share transactions:
Issuance of common stock above net asset value(4)	—	—
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value at end of period	$9.15	$9.02
Shares of common stock outstanding at end of period	114,440,741	107,920,075
Total investment return-net asset value(6)	6.68%	10.25%
Net assets at beginning of period	$999,763	$904,326
Net assets at end of period	$1,047,187	$973,191
Average net assets	$1,020,019	$922,031
Ratio/Supplemental data:
Ratio of net investment income to average net assets(7)	5.69%	3.47%
Ratio of gross operating expenses to average net assets(8)	4.28%	2.37%
Ratio of expenses (before recoupment of expense support) to average net assets(9)	4.28%	2.30%
Ratio of net expense recoupments to average net assets(10)	—	0.07%
Ratio of net operating expenses to average net assets	4.28%	2.37%
Portfolio turnover rate(11)	46.07%	20.04%
Asset coverage ratio(12)	2.66	2.85

(1)	The per share data for the nine months ended September 30, 2017 and 2016 was derived by using the weighted average shares of common stock outstanding during each period.

(2)	Net investment income per share includes expense support recoupments to CIG of $0.01 per share for the nine months ended September 30, 2016.

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

(4)
The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the nine months ended September 30, 2017 and 2016.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017
(in thousands, except share and per share amounts)

(5)
Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the nine months ended September 30, 2017 and 2016.

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

(7)
Excluding the impact of the recoupment of expense support by CIG during the period, the ratio of net investment income to average net assets would have been 5.69% and 3.54% for the nine months ended September 30, 2017 and 2016, respectively.

(8)	Ratio of gross operating expenses to average net assets does not include expense support provided by CIG and/or AIM, if any.

(9)	The ratio of gross expense recoupments to CIG to average net assets for the nine months ended September 30, 2017 and 2016 was 0.00% and (0.07%), respectively.

(10)
In order to record an obligation to reimburse CIG for expense support provided, the ratio of gross operating expenses to average net assets, when considering the recoupment, in the period in which recoupment is sought, cannot exceed the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the nine months ended September 30, 2017 and 2016, the ratio of gross operating expenses to average net assets, when considering recoupment of expense support to CIG, if any, was 0.46% and 0.43%, respectively.

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
We are managed by CIM, our affiliate and a registered investment adviser. CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. We and CIM previously engaged AIM to act as our investment sub-adviser. On November 1, 2017, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM for a period of twelve months commencing December 17, 2017. On November 1, 2016, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the investment sub-advisory agreement with AIM for a period of twelve months commencing December 17, 2016.
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
On July 10, 2017, our independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017. Although the investment sub-advisory agreement and AIM's engagement as our investment sub-adviser were terminated, AIM continues to perform identical services for CIM and us, including, without limitation, identifying investment opportunities for approval by CIM. AIM will not be paid a separate fee in exchange for such services, but will be entitled to receive distributions as a member of CIM as described above.
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
Operating Expenses
Our primary operating expenses are the payment of advisory fees under the investment advisory agreement and interest expense on our financing arrangements. Our investment advisory fee compensates CIM for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions.

Portfolio Investment Activity for the Three Months Ended September 30, 2017 and 2016
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$215,196	$—	$215,196	$255,919	$211	$256,130
Senior secured second lien debt	61,464	—	61,464	40,108	—	40,108
Unsecured debt	7,331	—	7,331	—	—	—
Equity	853	—	853	5,540	—	5,540
Sales and principal repayments	(274,648)	—	(274,648)	(41,599)	(245,657)	(287,256)
Net portfolio activity	$10,196	$—	$10,196	$259,968	$(245,446)	$14,522
The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of September 30, 2017:

	September 30, 2017
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,069,271	$1,079,520	69.6%
Senior secured second lien debt	404,788	402,459	26.0%
Collateralized securities and structured products - debt	28,818	28,284	1.8%
Collateralized securities and structured products - equity	31,537	29,588	1.9%
Unsecured debt	7,333	7,331	0.5%
Equity	5,857	3,863	0.2%
Subtotal/total percentage	1,547,604	1,551,045	100.0%
Short term investments(2)	140,810	140,810
Total investments	$1,688,414	$1,691,855
Number of portfolio companies			161
Average annual EBITDA of portfolio companies		$82.9 million
Median annual EBITDA of portfolio companies		$49.0 million
Purchased at a weighted average price of par			95.95%
Gross annual portfolio yield based upon the purchase price(3)			9.15%

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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of September 30, 2017, excluding short term investments of $140,810:

	September 30, 2017
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,444,100	$1,446,737	93.3%
Fixed interest rate investments	66,474	71,233	4.6%
Other income producing investments	31,537	29,588	1.9%
Non-income producing equity	5,493	3,487	0.2%
Total investments	$1,547,604	$1,551,045	100.0%

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
The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of September 30, 2017:

	September 30, 2017
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio
High Tech Industries	$229,022	14.8%
Healthcare & Pharmaceuticals	222,843	14.4%
Services: Business	209,615	13.5%
Media: Diversified & Production	116,013	7.5%
Chemicals, Plastics & Rubber	89,142	5.8%
Telecommunications	72,967	4.7%
Services: Consumer	64,137	4.1%
Media: Advertising, Printing & Publishing	61,147	3.9%
Consumer Goods: Durable	60,992	3.9%
Diversified Financials	57,872	3.7%
Beverage, Food & Tobacco	54,846	3.5%
Capital Equipment	51,899	3.3%
Hotel, Gaming & Leisure	45,990	3.0%
Automotive	40,347	2.6%
Retail	32,052	2.1%
Aerospace & Defense	28,811	1.9%
Banking, Finance, Insurance & Real Estate	27,296	1.8%
Energy: Oil & Gas	25,904	1.7%
Consumer Goods: Non-Durable	16,056	1.0%
Construction & Building	16,048	1.0%
Transportation: Cargo	9,844	0.6%
Media: Broadcasting & Subscription	6,450	0.4%
Forest Products & Paper	5,598	0.4%
Metals & Mining	3,341	0.2%
Environmental Industries	2,813	0.2%
Subtotal/total percentage	1,551,045	100.0%
Short term investments	140,810
Total investments	$1,691,855

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
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2017 and December 31, 2016, our unfunded commitments amounted to $75,833 and $25,096, respectively. As of November 9, 2017, our unfunded commitments amounted to $83,077. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. For additional information on our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of September 30, 2017, excluding short term investments of $140,810:

	September 30, 2017
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio
1	$—	—
2	1,282,461	82.7%
3	207,746	13.4%
4	53,223	3.4%
5	7,615	0.5%
	$1,551,045	100.0%
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

Current Investment Portfolio

As of November 9, 2017, our investment portfolio, excluding our short term investments, consisted of interests in 161 portfolio companies (72% in senior secured first lien debt, 24% in senior secured second lien debt, 1% in collateralized securities and structured products (comprised of 1% invested in rated debt, 1% invested in non-rated debt and 1% invested in non-rated equity of such securities and products), less than 1% in unsecured debt, and less than 1% in equity) with a total fair value of $1,568,392 with an average and median portfolio company annual EBITDA of $90.0 million and $50.0 million, respectively, at initial investment. As of November 9, 2017, investments in our portfolio, excluding our short term investments, were purchased at a weighted average price of 96.15% of par value. Our estimated gross annual portfolio yield was 9.14% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the quarter ended September 30, 2017, our total investment return-net asset value was 6.68%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.
As of November 9, 2017, our only short term investment was an investment in a U.S. Treasury Obligations Fund of $123,448.
Results of Operations for the Three Months Ended September 30, 2017 and 2016
Our results of operations for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017	2016
Investment income	$38,378	$18,733
Net operating expenses	16,976	8,038
Net investment income	21,402	10,695
Net realized (loss) gain on investments and foreign currency	(2,788)	379
Net change in unrealized appreciation on investments	1,700	14,948
Net realized gain on total return swap	67	8,188
Net change in unrealized appreciation on total return swap	—	9,527
Net increase in net assets resulting from operations	$20,381	$43,737
Investment Income
For the three months ended September 30, 2017 and 2016, we generated investment income of $38,378 and $18,733, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 176 and 108 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments and TRS, increased $703,397, from $841,656 for the three months ended September 30, 2016 to $1,545,053 for the three months ended September 30, 2017, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering and amounts available under our financing arrangements. As a result, we believe that reported investment income for the three months ended September 30, 2017 and 2016 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS was not included in investment income in the consolidated statements of operations, but rather it was recorded as part of net realized gain (loss) on total return swap. In lieu of extending the expiration date of the TRS beyond April 18, 2017, we entered into a traditional credit facility with Citibank on March 29, 2017.
Operating Expenses
The composition of our operating expenses for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016
Management fees	$7,820	$5,187
Administrative services expense	433	425
General and administrative	1,803	1,892
Interest expense	6,920	534
Total operating expenses	16,976	8,038
Recoupment of expense support from CIG	—	—
Net operating expenses	$16,976	$8,038

During the three months ended September 30, 2017, the increase in management fees was a direct result of the increase in our total assets less cash and cash equivalents, while the increase in interest expense was primarily the result of entering into new financing arrangements.

The composition of our general and administrative expenses for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016
Valuation expense	$463	$125
Transfer agent expense	321	307
Dues and subscriptions	223	177
Professional fees	147	680
Director fees and expenses	125	69
Insurance expense	102	105
Due diligence fees	87	120
Printing and other related costs	59	177
Other expenses	276	132
Total general and administrative expense	$1,803	$1,892

Expense Support and Recoupment of Expense Support

For the three months ended September 30, 2017 and 2016, CIG and AIM did not provide any expense support or recoup any previously provided expense support.
Net Investment Income
Our net investment income totaled $21,402 and $10,695 for the three months ended September 30, 2017 and 2016, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to proceeds received from our follow-on continuous public offering and our financing arrangements.
Net Realized (Loss) Gain on Investments and Foreign Currency
Our net realized (loss) gain on investments and foreign currency totaled ($2,788) and $379 for the three months ended September 30, 2017 and 2016, respectively. This change was mainly due to losses realized on certain investments, which were partially offset by an increase in sales and principal repayment activity during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. During the three months ended September 30, 2017, we received sale proceeds of $131,279 and principal repayments of $143,369, resulting in net realized losses of ($2,800). During the three months ended September 30, 2016, we received sale proceeds of $2,047 and principal repayments of $39,552, resulting in net realized gains of $379.
Net Change in Unrealized Appreciation on Investments
The net change in unrealized appreciation on our investments totaled $1,700 and $14,948 for the three months ended September 30, 2017 and 2016, respectively. This change was driven primarily by a greater degree of credit spread tightening for middle market loans during the three months ended September 30, 2016 compared to the three months ended September 30, 2017 that positively impacted the fair value of certain investments.

Net Realized Gain on TRS
Our net realized gain on the TRS totaled $67 and $8,188 for the three months ended September 30, 2017 and 2016, respectively. The components of net realized gain on the TRS are summarized below:

	Three Months Ended September 30,
	2017	2016
Interest and other income from TRS portfolio	$67	$9,426
Interest and other expense from TRS portfolio	—	(3,265)
Net gain on TRS loan sales	—	2,027
Total	$67	$8,188
The net realized gain on TRS decreased primarily due to the sale of a majority of loans underlying the TRS to Flatiron Funding II on March 29, 2017 in connection with the refinancing of the TRS into a new credit facility.

Net Change in Unrealized Appreciation on TRS
The net change in unrealized appreciation on the TRS totaled $0 and $9,527 for the three months ended September 30, 2017 and 2016, respectively. This change was driven primarily by the sale of a majority of loans underlying the TRS to Flatiron Funding II on March 29, 2017 in connection with the refinancing of the TRS into a new credit facility.
Net Increase in Net Assets Resulting from Operations
For the three months ended September 30, 2017 and 2016, we recorded a net increase in net assets resulting from operations of $20,381 and $43,737, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Nine Months Ended September 30, 2017 and 2016
Our results of operations for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Investment income	$101,768	$53,834
Net operating expenses	43,691	21,834
Net investment income	58,077	32,000
Net realized (loss) gain on investments and foreign currency	(4,983)	1,078
Net change in unrealized appreciation on investments	11,094	16,587
Net realized (loss) gain on total return swap	(13,789)	23,799
Net change in unrealized appreciation on total return swap	15,402	16,826
Net increase in net assets resulting from operations	$65,801	$90,290
Investment Income
For the nine months ended September 30, 2017 and 2016, we generated investment income of $101,768 and $53,834, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 205 and 120 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments and TRS, increased $469,756, from $815,257 for the nine months ended September 30, 2016 to $1,285,013 for the nine months ended September 30, 2017, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering and amounts available under our financing arrangements. As a result, we believe that reported investment income for the nine months ended September 30, 2017 and 2016 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS is not included in investment income in the consolidated statements of operations, but rather was recorded as part of net realized gain (loss) on total return swap. In lieu of extending the expiration date of the TRS beyond April 18, 2017, we entered into a traditional credit facility with Citibank on March 29, 2017.

Operating Expenses
The composition of our operating expenses for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016
Management fees	$21,724	$14,311
Administrative services expense	1,204	1,151
General and administrative	5,220	4,944
Interest expense	15,543	761
Total operating expenses	43,691	21,167
Recoupment of expense support from CIG	—	667
Net operating expenses	$43,691	$21,834
During the nine months ended September 30, 2017, the increase in management fees was a direct result of the increase in our total assets less cash and cash equivalents, while the increase in interest expense was primarily the result of entering into new financing arrangements.

The composition of our general and administrative expenses for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016
Valuation expense	$989	$350
Transfer agent expense	947	926
Professional fees	943	1,284
Dues and subscriptions	630	621
Director fees and expenses	327	207
Insurance expense	309	271
Printing and other related costs	291	520
Due diligence fees	145	401
Other expenses	639	364
Total general and administrative expense	$5,220	$4,944

Expense Support and Recoupment of Expense Support

For the nine months ended September 30, 2017, CIG and AIM did not provide any expense support or recoup any previously provided expense support. For the nine months ended September 30, 2016, CIG recouped $667 of expense support made during the three months ended December 31, 2014 in connection with the expense support and conditional reimbursement agreement.

Recoupment of such support will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse CIG and AIM for any expense support that may be received from CIG and AIM in the future.
Net Investment Income
Our net investment income totaled $58,077 and $32,000 for the nine months ended September 30, 2017 and 2016, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to proceeds received from our follow-on continuous public offering and our financing arrangements.
Net Realized (Loss) Gain on Investments and Foreign Currency
Our net realized (loss) gain on investments and foreign currency totaled ($4,983) and $1,078 for the nine months ended September 30, 2017 and 2016, respectively. This change was mainly due to losses realized on certain investments, which were partially offset by an increase in sales and principal repayment activity during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we received sale proceeds of $218,395 and principal repayments of $403,098, resulting in net realized losses of ($5,142). During the nine months ended September 30, 2016, we received sale proceeds of $14,462 and principal repayments of $126,908, resulting in net realized gains of $1,078.

Net Change in Unrealized Appreciation on Investments
The net change in unrealized appreciation on our investments totaled $11,094 and $16,587 for the nine months ended September 30, 2017 and 2016, respectively. This change was driven primarily by a tightening of credit spreads during the nine months ended September 30, 2017 as well as the reversal of unrealized depreciation for certain investments that were realized during the nine months ended September 30, 2017.
Net Realized (Loss) Gain on TRS
Our net realized (loss) gain on the TRS totaled ($13,789) and $23,799 for the nine months ended September 30, 2017 and 2016, respectively. The components of net realized (loss) gain on the TRS are summarized below:

	Nine Months Ended September 30,
	2017	2016
Interest and other income from TRS portfolio	$6,610	$32,693
Interest and other expense from TRS portfolio	(2,949)	(10,307)
Net (loss) gain on TRS loan sales	(17,450)	1,413
Total	$(13,789)	$23,799

Net Change in Unrealized Appreciation on TRS
The net change in unrealized appreciation on the TRS totaled $15,402 and $16,826 for the nine months ended September 30, 2017 and 2016, respectively. This change was driven primarily by a reversal of unrealized depreciation on the loans underlying the TRS upon the refinancing of the TRS.
Net Increase in Net Assets Resulting from Operations
For the nine months ended September 30, 2017 and 2016, we recorded a net increase in net assets resulting from operations of $65,801 and $90,290, respectively, as a result of our operating activity for the respective periods.
Net Asset Value per Share, Annual Investment Return and Total Return Since Inception
Our net asset value per share was $9.15 and $9.11 on September 30, 2017 and December 31, 2016, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.5487 per share during the nine months ended September 30, 2017, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return was 6.68% for the nine month period ended September 30, 2017. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.
Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 8.46% and a cumulative total return of 47.58% through September 30, 2017 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 6.10% and a cumulative total return of 32.82% through September 30, 2017. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.14% and a cumulative total return of 21.45%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 6.01% and a cumulative total return of 32.27% over the same period.
(1) Cumulative performance: December 17, 2012 to September 30, 2017

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

Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds from our follow-on continuous public offering and from cash flows from interest, fees and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We also employ leverage to seek to enhance our returns as market conditions permit and at the discretion of CIM, but in no event will leverage employed exceed 50% of the value of our total assets, as required by the 1940 Act. We are engaged in a follow-on continuous public offering of shares of our common stock. Our initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. Our follow-on continuous public offering commenced on January 25, 2016 and will continue until no later than January 25, 2019. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, are at or above our net asset value per share.
We will sell our shares on a continuous basis at our latest public offering price of $9.70 per share; however, to the extent that our net asset value fluctuates, we will sell at a price necessary to ensure that shares are sold at a price, after deduction of selling commissions and dealer manager fees, that is above and within 2.5% of net asset value per share.
Since commencing our initial continuous public offering on July 2, 2012 and through September 30, 2017, we sold 114,440,741 shares of common stock for net proceeds of $1,162,041 at an average price per share of $10.15. The net proceeds include gross proceeds received from reinvested shareholder distributions of $114,174, for which we issued 12,532,914 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $55,581, for which we repurchased 6,143,717 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through September 30, 2017, sales commissions and dealer manager fees related to the sale of our common stock were $64,186 and $31,776, respectively.
As of November 8, 2017, we sold 114,398,359 shares of common stock for net proceeds of $1,161,927 at an average price per share of $10.16. The net proceeds include gross proceeds received from reinvested shareholder distributions of $117,998, for which we issued 12,950,612 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $65,821, for which we repurchased 7,261,847 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through November 8, 2017, sales commissions and dealer manager fees related to the sale of our common stock were $64,317 and $31,878, respectively.
The net proceeds from our follow-on continuous public offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. middle-market companies.
As of September 30, 2017 and December 31, 2016, we had $140,810 and $70,498 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Citibank Credit Facility

As of September 30, 2017 and November 9, 2017, our outstanding borrowings under the Citibank Credit Facility were $281,698 and the aggregate unfunded principal amount in connection with the Citibank Credit Facility was $43,302. For a detailed discussion of our Citibank Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

JPM Credit Facility
As of September 30, 2017 and November 9, 2017, our outstanding borrowings under the JPM Credit Facility were $224,423 and the aggregate principal amount available in connection with the JPM Credit Facility was $577. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Facility
As of September 30, 2017 and November 9, 2017, our outstanding borrowings under the UBS Facility were $125,000 and no additional principal amount was available in connection with the UBS Facility. For a detailed discussion of our UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
Unfunded Commitments
As of September 30, 2017 and November 9, 2017, our unfunded commitments amounted to $75,833 and $83,077, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

RIC Status and Distributions
Prior to the refinancing of the TRS, our total investment portfolio includes loans and other securities on our consolidated balance sheets and loans underlying the TRS. Accordingly, we treat net interest and other income earned on all investments, including the loans underlying the TRS, as a component of investment company taxable income when determining our sources of distributions. The sources of our distributions for the nine months ended September 30, 2017 were as follows:

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage
Net investment income	$20,577	$67	$20,644	100.0%	$55,191	$3,661	$58,852	96.3%
Capital gains from the sale of assets(1)(2)	—	—	—	—	—	2,286	2,286	3.7%
Total	$20,577	$67	$20,644	100.0%	$55,191	$5,947	$61,138	100.0%

(1)
For the three and nine months ended September 30, 2017, we estimate that we had no net capital gains classified as long-term. The final determination of the tax attributes of our distributions is made annually as of the end of the year.

(2)	During the nine months ended September 30, 2017, the Company realized losses of $24,164 primarily in connection with the refinancing of the TRS, which are not currently deductible on a tax-basis.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, 93.3% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.
Under the terms of the JPM Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.50% per year. Under the terms of the Citibank Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR plus 2.0%. Pursuant to the terms of the UBS Facility, we currently pay a financing fee equal to the three-month LIBOR plus a spread of 3.50%. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.
The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Citibank Credit Facility, the JPM Credit Facility, or the UBS Facility in effect as of September 30, 2017:

Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 100 basis points	$1,290	1.2%
Down 50 basis points	(1,585)	(1.5)%
Current base interest rate	—	—
Up 50 basis points	4,276	4.0%
Up 100 basis points	8,560	8.1%
Up 200 basis points	17,126	16.1%
Up 300 basis points	25,693	24.2%

(1)	This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 4.6% of our investments paid fixed interest rates as of September 30, 2017. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2017.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2017 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2017	1,365,168	$9.10	1,365,168	(1)
August 1 to August 31, 2017	—	—	—	—
September 1 to September 30, 2017	—	—	—	—
Total	1,365,168	$9.10	1,365,168	(1)

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
Date: November 13, 2017
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)