Form 10-K
period 2017-12-31
CION Investment Corp
filed 2018-03-16
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes [  ] No [x]
There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing follow-on public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, as amended (File No. 333-203683), which shares are being sold at $9.70 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.
The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of March 8, 2018 was 115,468,781.
Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

•	the ability of CIM and its affiliates to attract and retain highly talented professionals;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the effects of a changing interest rate environment;

•	our ability to source favorable private investments;

•	our tax status;

•	the effect of changes to tax legislation and our tax position;

•	the tax status of the companies in which we invest; and

•	the timing and amount of distributions and dividends from the companies in which we invest.
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

We are managed by CIM, our affiliate and a registered investment adviser under the Advisers Act. CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. CIM is a joint venture between CION Investment Group, LLC (formerly, ICON Investment Group, LLC), or CIG, and AIM. AIM’s responsibilities include, among other things, identifying and providing information about potential investment opportunities for approval by CIM's investment committee and providing reasonable expertise and knowledge with respect to CIM-sourced transactions. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. We seek to meet our investment objective by utilizing the experienced management team of CIM, which includes its access to the relationships and human capital of its affiliates in sourcing, evaluating and structuring transactions, as well as monitoring and servicing our investments. Our portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt, including corporate bonds and long-term subordinated loans, referred to as mezzanine loans, and equity, of private and thinly-traded U.S. middle-market companies. See “Item 1. Business – Investment Types” below for a detailed description of the types of investments that may comprise our portfolio.  We define middle-market companies as companies that generally possess annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $50 million or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

In addition, we may from time to time invest up to 30% of our assets opportunistically in other types of investments, including collateralized securities, structured products and other similar securities and the securities of larger public companies and foreign securities, which may be deemed “non-qualifying assets” for the purpose of complying with investment restrictions under the 1940 Act.  This treatment extended to the TRS, as we treated each loan underlying the TRS as a qualifying asset if the obligor on such loan was an eligible portfolio company and as a non-qualifying asset if the obligor was not an eligible portfolio company. See “Item 1. Business - Qualifying Assets” below.

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

To enhance our opportunity for gain, we employ leverage as market conditions permit and at the discretion of CIM, but in no event can leverage employed exceed 50% of the value of our total assets as required by the 1940 Act. For purposes of the asset coverage ratio test applicable to us as a BDC, we treated the outstanding notional amount of the TRS, less the total amount of cash collateral posted by Flatiron Funding, LLC, or Flatiron, under the TRS, as a senior security for the life of that instrument.

Portfolio and Investment Activity

As of December 31, 2017, we engage in the direct purchase of debt securities primarily issued by portfolio companies and lend directly to portfolio companies. Prior to the expiration of the TRS on April 18, 2017, we also obtained economic exposure to additional portfolio companies by directing the creation of a portfolio of underlying corporate loans that served as reference assets under the TRS. The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of December 31, 2017:

	December 31, 2017
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,088,512	$1,100,336	73.0%
Senior secured second lien debt	342,906	333,944	22.1%
Collateralized securities and structured products - debt	25,411	25,289	1.7%
Collateralized securities and structured products - equity	19,833	18,525	1.2%
Unsecured debt	7,653	7,639	0.5%
Equity	21,538	21,915	1.5%
Subtotal/total percentage	1,505,853	1,507,648	100.0%
Short term investments(2)	206,547	206,547
Total investments	$1,712,400	$1,714,195
Number of portfolio companies			150
Purchased at a weighted average price of par			95.83%
Gross annual portfolio yield based upon the purchase price(3)			9.24%

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

 We do not currently intend to list our securities on an exchange and do not expect a public market to develop for them in the foreseeable future. We believe that an unlisted structure is appropriate for the long-term nature of the assets in which we invest. In addition, because our common stock will not be listed on a national securities exchange, we will be able to pursue our investment objective without subjecting our investors to the daily share price volatility associated with the public markets. To provide our shareholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. In connection with that program, we intend, but are not required, to continue conducting quarterly repurchase offers. This is the only method of liquidity that we will offer prior to a liquidity event. We limit the number of shares of common stock to be repurchased in any calendar year to the lesser of (i) 15% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 3.75% in each quarter; and (ii) the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of common stock pursuant to our fifth amended and restated distribution reinvestment plan. Accordingly, it is unlikely that shareholders will be able to sell their common stock when desired or at a desired price.

Although we do not currently intend to list our common stock on an exchange and do not expect a public market to develop for it in the foreseeable future, we intend to seek to complete a liquidity event within three to five years following the completion of our offering stage or at such earlier time as our board of directors may determine, taking into consideration market conditions and other factors. However, our offering of common stock may extend for an indefinite period. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. However, there can be no assurance that we will be able to complete a liquidity event.

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments with entities with which we may be restricted from doing so under the 1940 Act, such as CIM and its affiliates, unless we obtain an exemptive order from the SEC or co-invest alongside such affiliates in accordance with existing regulatory guidance. Furthermore, we are subject to certain regulatory restrictions on investing with AIM and its affiliates in transactions where AIM or its affiliates negotiate terms other than price on our behalf. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with CIM and its affiliates. However, there can be no assurance that we will obtain such exemptive relief. Even if we receive exemptive relief, neither CIM nor its affiliates will be obligated to offer us the right to participate in any transactions originated by them.

Status of Our Continuous Public Offerings

On December 17, 2012, we met our minimum offering requirement of $2,500 in capital raised from persons not affiliated with us, admitted our initial public investors as shareholders and officially commenced operations. Our initial continuous public offering ended on December 31, 2015 and our follow-on continuous public offering commenced on January 25, 2016. Since commencing our initial continuous public offering on July 2, 2012 and through March 8, 2018, we sold 115,468,781 shares of common stock for corresponding net proceeds of $1,172,457 at an average price per share of $10.15, including shares purchased by our affiliates.  The net proceeds received include gross proceeds received from reinvested shareholder distributions of $130,958 pursuant to our distribution reinvestment plan, as amended and restated, for which we issued 14,369,911 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $84,199 pursuant to our share repurchase program, for which we repurchased 9,276,383 shares of common stock.
Distributions

In January 2013, we began authorizing monthly distributions to our shareholders. On February 1, 2014, we changed from semi-monthly closings to weekly closings for the sale of our shares. As a result, from February 1, 2014 through July 17, 2017, our board of directors authorized and declared on a monthly basis a weekly distribution amount per share of our common stock.  On July 18, 2017, our board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of our common stock. Effective September 28, 2017, our board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by our board of directors, each on a quarterly basis. Subject to our board of directors’ discretion and applicable legal restrictions, our management intends to continue to authorize and declare, and our board of directors intends to continue to ratify, each on a quarterly basis, a weekly distribution amount per share of our common stock. Declared distributions are paid monthly.

Our board of directors declared or ratified distributions for 52, 52 and 52 record dates during the years ended December 31, 2017, 2016 and 2015, respectively. The following table presents cash distributions per share that were declared during the years ended December 31, 2017, 2016 and 2015:

	Distributions
Three Months Ended	Per Share	Amount
2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
June 30, 2015 (thirteen record dates)	0.1829	13,223
September 30, 2015 (thirteen record dates)	0.1829	15,517
December 31, 2015 (thirteen record dates)	0.1829	17,761
Total distributions for the year ended December 31, 2015	$0.7316	$57,268
2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
June 30, 2016 (thirteen record dates)	0.1829	19,167
September 30, 2016 (thirteen record dates)	0.1829	19,480
December 31, 2016 (thirteen record dates)	0.1829	19,808
Total distributions for the year ended December 31, 2016	$0.7316	$77,459
2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
June 30, 2017 (thirteen record dates)	0.1829	20,371
September 30, 2017 (thirteen record dates)	0.1829	20,644
December 31, 2017 (thirteen record dates)	0.1829	20,923
Total distributions for the year ended December 31, 2017	$0.7316	$82,061

On December 26, 2017, our co-chief executive officers declared regular weekly cash distributions of $0.014067 per share for January 2018 through March 2018.  Each distribution was paid or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
January 2, 2018	January 31, 2018	$0.014067
January 9, 2018	January 31, 2018	$0.014067
January 16, 2018	January 31, 2018	$0.014067
January 23, 2018	January 31, 2018	$0.014067
January 30, 2018	January 31, 2018	$0.014067
February 6, 2018	February 28, 2018	$0.014067
February 13, 2018	February 28, 2018	$0.014067
February 20, 2018	February 28, 2018	$0.014067
February 27, 2018	February 28, 2018	$0.014067
March 6, 2018	March 28, 2018	$0.014067
March 13, 2018	March 28, 2018	$0.014067
March 20, 2018	March 28, 2018	$0.014067
March 27, 2018	March 28, 2018	$0.014067

About CIM

CIM is a registered investment adviser. CIM is a joint venture between CIG and AIM and part of the CION Investments group of companies, or CION Investments. We believe that CION Investments is a leading asset manager that provides innovative alternative investment products to individual and institutional investors through publicly-registered programs, private funds and separately managed accounts. CION Investments is headquartered in New York, with an office in Boston.

Mark Gatto and Michael A. Reisner, together with Keith S. Franz, Gregg A. Bresner and Stephen Roman, form the senior management team of CIM. Both Messrs. Gatto and Reisner have significant managerial and investing experience and serve as our co-chairmen and co-chief executive officers.

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

AIM’s responsibilities include, among other things, identifying and providing information about potential investment opportunities for approval by CIM's investment committee and providing reasonable expertise and knowledge with respect to CIM-sourced transactions.

Market Opportunity

We believe that the market for lending to private U.S. middle-market companies presents a compelling investment opportunity. CIM’s management team has witnessed significant demand for debt capital among middle-market companies that have the characteristics we target. We believe that this demand, coupled with the fragmented availability of funding within our target market, will enable us to achieve favorable transaction pricing. We continue to raise funds in an attempt to capitalize on what we believe is a favorable environment. We believe that the following characteristics and market trends support our belief:

•The middle-market is a large addressable market.  According to GE Capital’s National Center for the Middle Market 4th Quarter 2017 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies employing approximately 47.9 million people, which generate an aggregate of $5.9 trillion in annual revenue. The U.S. middle-market accounts for approximately one-third of private sector gross domestic product, or GDP, which, measured on a global scale, would be the third largest global economy. GE defines middle-market companies as those with $10 million to $1 billion in annual revenue, which we believe has significant overlap with our definition of middle-market companies that generally possess EBITDA of $50 million or less.

•Greater demand for non-traditional sources of debt financing.  We believe that commercial banks in the U.S., which have traditionally been the primary source of capital to middle-market companies, have experienced consolidation, capital impairments and stricter regulatory scrutiny. Consequently, we believe there is an increasing trend for middle-market companies to seek financing from other sources, such as us.

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

•There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to finance strategic transactions.  We expect that middle-market private equity firms will continue to invest the approximately $748 billion raised since 2010 in middle-market companies, as reported in Pitchbook’s 3Q 2017 U.S. PE Middle Market Report, and that these private equity firms will seek to support their investments with senior loans from other sources, such as us.

•Specialized lending and unfunded private equity commitments drive demand for debt capital.  Lending to small- and middle-market companies requires in-depth diligence, credit expertise, structuring experience and active portfolio management. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. As such, we believe that, of the U.S. financial institutions that are not liquidity constrained, few are capable of pursuing a sustained lending strategy successfully. We believe this creates a significant supply/demand imbalance for small and middle-market credit. We also expect that private equity firms will continue to pursue acquisitions and will seek to leverage their equity investments with debt financing, including senior debt, unitranche debt, and mezzanine loans provided by companies such as ours. Historically, according to the S&P LCD Leveraged Lending Review, such leverage has represented approximately 62% of a private equity acquisition. Therefore, adding to the imbalance in the availability of credit is the significant amount of unallocated private equity capital raised since 2010 described above, much of which will require debt financing in the coming years. As depicted in the chart below, almost $739 billion of unfunded private equity commitments were outstanding through the end of 2017.

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
Source: S&P Capital IQ LCD and S&P/LSTA Leveraged Loan Index.

Characteristics of and Risks Related to Investments in Private Companies

We have invested and continue to invest primarily in the debt of privately held companies. Investments in private companies pose significantly greater risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves are often illiquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, little public information generally exists about private companies. Finally, these companies often do not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of CIM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved with, investing in these companies. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

When evaluating an investment, we use the resources of CIM to develop an investment thesis and a proprietary view of a potential company’s value. When identifying prospective portfolio companies, we focus primarily on the following attributes, which we believe will help us generate higher total returns with an acceptable level of risk. These attributes are:

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

Potential Competitive Advantages

We believe that we offer to our investors the following potential competitive advantages over other capital providers to private U.S. middle-market companies:

•Proven ability to invest in middle-market companies.   We believe that CIM has proven its ability to source, structure and manage private investments for us. In addition to its ability to call on its resources, CIM is able to draw upon Apollo’s team of 368 investment professionals that have approximately $249 billion of total assets under management as of December 31, 2017. Apollo has developed an expertise in sourcing and investing in debt issued by middle-market companies. We leverage this expertise, which we believe enables us to make investments that offer the most favorable risk/reward characteristics.

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

•Transaction sourcing capability.  CIM seeks to identify attractive investment opportunities both through active origination channels and through its long-term relationships with Apollo, numerous corporate and fund management teams, members of the financial community and potential corporate partners. We also have access to the experience of CIM’s officers in sourcing middle-market transactions through such persons’ network of originators and underwriters. In addition, CIM seeks to leverage Apollo’s significant access to transaction flow. We believe that the broad networks of CIM and its affiliates will produce a significant amount of investment opportunities for us.

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

CIM seeks to tailor our investment focus as market conditions evolve. Depending on market conditions and other factors, we may, as noted above, increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. We rely on CIM’s experience to structure investments, potentially using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

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

On July 11, 2017, the members of CIM entered into the third amended and restated limited liability company agreement of CIM, or the Third CIM LLC Agreement, for the purpose of creating a joint venture between AIM and CIG. Under the Third CIM LLC Agreement, AIM was issued a newly-created class of membership interests in CIM pursuant to which AIM will, among other things, share in the profits, losses, distributions and expenses of CIM with the other members in accordance with the terms of the Third CIM LLC Agreement, which will ultimately result in CIG and AIM each owning a 50% economic interest in CIM.

On July 10, 2017, our independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017, as part of the new and ongoing relationship among us, CIM and AIM. Although the investment sub-advisory agreement and AIM's engagement as our investment sub-adviser were terminated, AIM will continue to perform services for CIM and our company, including, without limitation, identifying investment opportunities for approval by CIM’s investment committee. AIM will not be paid a separate fee in exchange for such services, but will be entitled to receive distributions as a member of CIM as described above.

On December 4, 2017, the members of CIM entered into the fourth amended and restated limited liability company agreement of CIM, or the Fourth CIM LLC Agreement. Under the Fourth CIM LLC Agreement, AIM’s responsibilities include, among other things, identifying and providing information about potential investment opportunities for approval by CIM’s investment committee and providing reasonable expertise and knowledge with respect to CIM-sourced transactions.

Pursuant to an administration agreement, ICON Capital provides us with general ledger accounting, fund accounting, investor relations, employee compensation and benefit-related services, and other services associated with performing administrative services. In addition, we have contracted with U.S. Bancorp Fund Services, LLC to provide additional accounting and administrative services.

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

Sources of Income

The primary means through which our shareholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time an investment is made and/or monitoring fees paid throughout the term of our investments. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment, while annual monitoring fees generally range from 0.25% to 1.0% of the purchase price of an investment. In addition, we may generate revenue in the form of commitment, structuring or diligence fees, amendment fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees.

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

Investment Process

The investment professionals employed by CIM have spent their careers developing the resources necessary to make investments in private companies. Our transaction process is highlighted below.

Our Transaction Process

     Sourcing

CIM utilizes its access to transaction flow and seeks to leverage AIM’s significant access to transaction flow as well to source transactions. With respect to CIM’s origination channel, CIM seeks to leverage CION Investments' significant industry relationships and investment personnel that actively source new investments. We believe that CIM’s broad networks have and will continue to produce a significant pipeline of investment opportunities for us.

Evaluation

Initial Review.  In its initial review of an investment opportunity to present to us, CIM’s transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines, within the context of creating and maintaining a broad portfolio of investments, and offers an acceptable probability of attractive returns with identifiable downside risk.

Credit Analysis/Due Diligence.  Before undertaking an investment, the transaction team from CIM conducts a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

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

Execution

Recommendation.  CIM seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which includes (1) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (2) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (3) ultimate approval of investment recommendations by CIM’s investment committee.

Approval.  After completing its internal transaction process, the CIM transaction team makes formal recommendations for review and approval by CIM's investment committee. In connection with its recommendation, it transmits any relevant underwriting material and other information pertinent to the decision-making process. Each new investment that we make requires the approval of a majority of members of CIM's investment committee.

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2017, excluding short term investments of $206,547:

	December 31, 2017
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio
1	$—	—
2	1,274,569	84.5%
3	202,950	13.5%
4	21,311	1.4%
5	8,818	0.6%
	$1,507,648	100.0%

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
Financing Arrangements
Total Return Swap

On December 17, 2012, Flatiron, our wholly-owned, consolidated financing subsidiary, entered into a TRS with Citibank, N.A., or Citibank. Flatiron and Citibank amended the TRS on several occasions, most recently on February 18, 2017 to extend the termination or call date from February 18, 2017 to April 18, 2017. Prior to the call date, the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan became subject to the TRS) was $800,000 and the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS was a spread of 1.40% per year over the floating rate index specified for each such loan, which would not be less than zero.   The agreements between Flatiron and Citibank, which collectively established the TRS, are referred to herein as the TRS Agreement.

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

The TRS with Citibank enabled us, through our ownership of Flatiron, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS was analogous to Flatiron borrowing funds to acquire loans and incurring interest expense to a lender.

On April 18, 2017, the TRS expired in accordance with its terms subsequent to the consummation of the Citibank Credit Facility (as defined and described below).

Citibank Credit Facility

On March 29, 2017, Flatiron Funding II, LLC, or Flatiron Funding II, our newly-formed, wholly-owned, consolidated, special purpose financing subsidiary, entered into a senior secured credit facility with Citibank. The senior secured credit facility with Citibank, or the Citibank Credit Facility, provides for a revolving credit facility in an aggregate principal amount of $325,000, subject to compliance with a borrowing base. On March 29, 2017, September 26, 2017 and November 17, 2017, Flatiron Funding II drew down $231,698, $50,000 and $42,844 of borrowings under the Citibank Credit Facility, respectively.

On July 11, 2017, Flatiron Funding II amended the Citibank Credit Facility, or the Amended Citibank Credit Facility, with Citibank to make certain immaterial administrative amendments as a result of the termination of AIM as our investment sub-adviser.

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

On March 29, 2017, Flatiron Funding II purchased loans and other corporate debt securities with a fair value of $354,967 from 15th Street Loan Funding LLC and 15th Street Loan Funding 2 LLC, each a special purpose subsidiary of Citibank. 15th Street Loan Funding LLC and 15th Street Loan Funding 2 LLC held loans and other corporate debt securities in connection with the TRS Agreement between Citibank and Flatiron. Flatiron Funding II’s obligations to Citibank under the Amended Citibank Credit Facility are secured by a first priority security interest in all of the assets of Flatiron Funding II. The obligations of Flatiron Funding II under the Amended Citibank Credit Facility are non-recourse to us, and our exposure under the Amended Citibank Credit Facility is limited to the value of our investment in Flatiron Funding II.

JPM Credit Facility

On August 26, 2016, 34th Street Funding, LLC, or 34th Street, our wholly-owned, consolidated, special purpose financing subsidiary, entered into a senior secured credit facility with JPMorgan Chase Bank, National Association, or JPM. The senior secured credit facility with JPM, or the JPM Credit Facility, provided for borrowings in an aggregate principal amount of $150,000, of which $25,000 may be funded as a revolving credit facility, each subject to conditions described in the JPM Credit Facility. On August 26, 2016, 34th Street drew down $57,000 of borrowings under the JPM Credit Facility.

On September 30, 2016, July 11, 2017 and November 28, 2017, 34th Street amended and restated the JPM Credit Facility, or the Amended JPM Credit Facility, with JPM. Under the Amended JPM Credit Facility entered into on September 30, 2016, the aggregate principal amount available for borrowings was increased from $150,000 to $225,000, of which $25,000 may be funded as a revolving credit facility, each subject to conditions described in the Amended JPM Credit Facility. On September 30, 2016, 34th Street drew down $167,423 of additional borrowings under the Amended JPM Credit Facility, a portion of which was used to purchase the portfolio of loans from Credit Suisse Park View BDC, Inc., or CS Park View. Under the Amended JPM Credit Facility entered into on July 11, 2017 and November 28, 2017, certain immaterial administrative amendments were made as a result of the termination of AIM as our investment sub-adviser.

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

UBS Facility

On May 19, 2017, Murray Hill Funding II, LLC and Murray Hill Funding, LLC, our two newly-formed, wholly-owned, special-purpose financing subsidiaries, entered into a financing arrangement with UBS AG, London Branch, or UBS, pursuant to which up to $125,000 was made available to us.

Pursuant to the financing arrangement, assets in our portfolio may be contributed from time to time to Murray Hill Funding II, LLC, or Murray Hill Funding II, through Murray Hill Funding, LLC, or Murray Hill Funding. On May 19, 2017, we contributed assets to Murray Hill Funding II. The assets held by Murray Hill Funding II secure the obligations of Murray Hill Funding II under Class A Notes, or the Notes, issued by Murray Hill Funding II. Pursuant to an Indenture, dated May 19, 2017, between Murray Hill Funding II and U.S. Bank National Association, or U.S. Bank, as trustee, or the Indenture, the aggregate principal amount of Notes that may be issued by Murray Hill Funding II from time to time was $192,308. Murray Hill Funding purchased the Notes issued by Murray Hill Funding II at a purchase price equal to their par value. Murray Hill Funding makes capital contributions to Murray Hill Funding II to, among other things, maintain the value of the portfolio of assets held by Murray Hill Funding II. Principal on the Notes will be due and payable on the stated maturity date of May 19, 2027.

Murray Hill Funding, in turn, entered into a repurchase transaction with UBS, pursuant to the terms of a Global Master Repurchase Agreement and the related Annex and Master Confirmation thereto, each dated May 19, 2017, or collectively, the UBS Facility. Pursuant to the UBS Facility, on May 19, 2017 and June 19, 2017, UBS purchased Notes held by Murray Hill Funding for an aggregate purchase price equal to 65% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the UBS Facility was $192,308. Accordingly, the aggregate maximum amount payable to Murray Hill Funding under the UBS Facility would not exceed $125,000. Murray Hill Funding will repurchase the Notes sold to UBS under the UBS Facility by no later than May 19, 2020. The repurchase price paid by Murray Hill Funding to UBS will be equal to the purchase price paid by UBS for the repurchased Notes (giving effect to any reductions resulting from voluntary partial prepayment(s)). If the UBS Facility is accelerated prior to May 19, 2020 due to an event of default or a mandatory or voluntary full payment by Murray Hill Funding, then Murray Hill Funding must pay to UBS a fee equal to the present value of the spread portion of the financing fees that would have been payable to UBS from the date of acceleration through May 19, 2020 had the acceleration not occurred. The financing fee under the UBS Facility is equal to the three-month LIBOR plus a spread of up to 3.50% per year for the relevant period.

We have no contractual obligation to post any cash collateral or to make any payments to UBS on behalf of Murray Hill Funding. We may, but are not obligated to, increase our investment in Murray Hill Funding for the purpose of funding any cash collateral or payment obligations for which Murray Hill Funding becomes obligated in connection with the UBS Facility. Our exposure under the UBS Facility is limited to the value of our investment in Murray Hill Funding.

On December 1, 2017, Murray Hill Funding II amended and restated the Indenture, or the Amended Indenture, pursuant to which the aggregate principal amount of Notes that may be issued by Murray Hill Funding II was increased from $192,308 to $266,667. Murray Hill Funding will purchase the Notes to be issued by Murray Hill Funding II from time to time.

On December 1, 2017, Murray Hill Funding entered into a First Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Amended Master Confirmation, which sets forth the terms of the repurchase transaction between Murray Hill Funding and UBS under the UBS Facility. As part of the Amended Master Confirmation, on December 15, 2017 UBS purchased, and on or about March 30, 2018 UBS will purchase, the increased aggregate principal amount of Notes held by Murray Hill Funding for an aggregate purchase price equal to 75% of the principal amount of Notes issued. As a result of the Amended Master Confirmation, the aggregate maximum amount payable to Murray Hill Funding and to be made available to us under the UBS Facility was increased from $125,000 to $200,000.

MS Credit Facility

On December 19, 2017, 33rd Street Funding, LLC, or 33rd Street Funding, our newly-formed, wholly-owned, special purpose financing subsidiary, entered into a senior secured credit facility, or the MS Credit Facility, with Morgan Stanley Bank, N.A., or MS. The MS Credit Facility provides for a revolving credit facility in an aggregate principal amount of up to $200,000, subject to compliance with a borrowing base. 33rd Street Funding has not drawn down on any borrowings under the MS Credit Facility.

Advances under the MS Credit Facility will be available through December 19, 2020 and will bear interest at a floating rate equal to the three-month LIBOR, plus a spread of (i) 3.0% per year through December 19, 2020 and (i) 3.5% per year thereafter through December 19, 2022. Interest is payable quarterly in arrears. All advances under the MS Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than December 19, 2022. 33rd Street Funding may prepay advances pursuant to the terms and conditions of the loan and servicing agreement, subject to a 3% premium if the amount of the MS Credit Facility is reduced below $100,000 or terminated on or prior to December 19, 2018, and subject to a 2% or 1% premium if the amount of the MS Credit Facility is reduced or terminated on or prior to December 19, 2019 or December 19, 2020, respectively. In addition, 33rd Street Funding will be subject to a non-usage fee of 0.75% per year on the greater of (x) the amount, if any, of the aggregate principal amount available under the MS Credit Facility that has not been borrowed during the period from June 19, 2018 through December 19, 2020 and (y) 75% of $200,000 (or such smaller amount if the committed facility amount is reduced pursuant to the terms and conditions of the loan and servicing agreement). The non-usage fees, if any, are payable quarterly in arrears.

We contributed loans and other corporate debt securities to 33rd Street Funding in exchange for 100% of the membership interests of 33rd Street Funding, and may contribute additional loans and other corporate debt securities to 33rd Street Funding in the future. 33rd Street Funding’s obligations to MS under the MS Credit Facility are secured by a first priority security interest in all of the assets of 33rd Street Funding. The obligations of 33rd Street Funding under the MS Credit Facility are non-recourse to us, and our exposure under the MS Credit Facility is limited to the value of our investment in 33rd Street Funding.

East West Bank Credit Facility

On April 30, 2015, we entered into a revolving credit facility, or the EWB Credit Facility, with East West Bank, or EWB. The EWB Credit Facility provided for borrowings in an aggregate principal amount of up to $40,000, subject to certain conditions, and we were required to maintain $2,000 in a demand deposit account with EWB at all times. On April 27, 2017, the EWB Credit Facility expired in accordance with its terms.

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

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments. For example, we generally are not permitted to co-invest with certain entities affiliated with CIM in transactions originated by CIM or its affiliates unless we obtain an exemptive order from the SEC. Furthermore, we are subject to certain regulatory restrictions on investing with AIM and its affiliates in transactions where AIM or its affiliates negotiate terms other than price on our behalf. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with CIM and its affiliates. However, there can be no assurance that we will obtain such exemptive relief. AIM assists CIM in identifying investment opportunities for approval by CIM's investment committee. AIM is not responsible or liable for any such investment decision.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we may not meet the RIC diversification tests, as further described in the “Taxation as a Regulated Investment Company” section below, in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. CIM will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Code of Ethics

We and CIM have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Shareholders may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 8, 2017, which is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Shareholders may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Under the Jumpstart Our Business Startups Act, or JOBS Act, as a non-accelerated filer, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

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

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay investors distributions and cause investors to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the financial crisis, which may cause pricing levels to similarly decline or be volatile.  During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure.  If similar events occurred in the medium- and large-sized U.S. corporate debt market, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

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

In August 2011, Standard and Poor’s lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by Standard and Poor’s in June 2017. Moody’s and Fitch Ratings, Inc., or Fitch, have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by Standard and Poor’s or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates again during the fourth quarter of 2017. It is unclear what effect, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

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

Our ability to achieve our investment objective depends on the ability of CIM to manage and support our investment process. If CIM was to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of CIM and its affiliates. CIM evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of CIM and its senior management team. The departure of any members of CIM’s senior management team could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective depends on CIM’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. CIM’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, CIM may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. CIM may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

The investment advisory agreement between CIM and us has been approved pursuant to Section 15 of the 1940 Act. In addition, the investment advisory agreement has termination provisions that allow the parties to terminate the agreement. The investment advisory agreement may be terminated at any time, without penalty, by us or by CIM, upon 60 days notice. If the agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace CIM.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of CIM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

CIM depends on its broader organizations’ relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If CIM fails to maintain its existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom CIM has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to recoupment. On January 2, 2018, we entered into an expense support and conditional reimbursement agreement with CIM for purposes of (i) replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement; and (ii) extending the termination date to December 31, 2018. In addition, through December 31, 2014, a portion of our distributions resulted from expense support from CIG, and future distributions may result from expense support from CIM. For the years ended December 31, 2015, 2016 and 2017, none of our distributions resulted from expense support from CIG or AIM. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this section. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of shareholders’ investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder's basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder's basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. A shareholder’s basis in the investment will be reduced by the nontaxable amount, which will result in additional gain (or a lower loss) when the shares are sold. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Through December 31, 2014, a portion of our distributions resulted from expense support from CIG, and future distributions may result from expense support from CIM, each of which is subject to repayment by us within three years. For the years ended December 31, 2015, 2016 and 2017, none of our distributions resulted from expense support from CIG or AIM. The purpose of this arrangement is to reduce our operating expenses and to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or CIM continues to provide such expense support. Shareholders should also understand that our future repayments of expense support to CIM will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to us in future periods.

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

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth herein and may result in our investment focus shifting from the areas of expertise of CIM to other types of investments in which CIM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a shareholder’s investment.

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

AIM assists with identifying investment opportunities to CIM. AIM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. Apollo and its affiliates are not restricted from engaging in other business activities that could be viewed as creating a conflict of interest in that the time and effort of the members of AIM, its affiliates and their officers and employees will not be devoted exclusively to our business.

AIM currently acts as investment adviser to AINV, which is also a BDC and is authorized to invest in the same kinds of securities we invest or may invest in, although AINV primarily focuses on providing senior and subordinated debt to companies that are expected to have greater EBITDA than those that are our primary focus. Also, in connection with such business activities, AIM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from identifying investment opportunities that would otherwise fit within our investment objective. These activities could be viewed as creating a conflict of interest in that the time, effort and ability of the members of AIM, its affiliates and their officers and employees will not be devoted exclusively to our business.

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

Our base management and incentive fees may induce CIM to make, and AIM to identify, speculative investments or to incur leverage.

The incentive fee payable by us to CIM may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to CIM is determined may encourage it to use leverage to increase the return on our investments. The part of the management and incentive fees payable to CIM that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. This fee structure may be considered to involve a conflict of interest for CIM to the extent that it may encourage CIM to favor debt financings that provide for deferred interest, rather than current cash payments of interest. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage CIM to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since AIM is a member of CIM, AIM may have an incentive to identify investments that are riskier or more speculative.

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

Equity Investments.  We expect to make selected equity investments. In addition, when we invest in senior secured debt, including first lien loans and second lien loans, or unsecured debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Below-Investment Grade Debt Securities. In addition, we invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

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

We have invested and continue to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of CIM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

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

At December 31, 2017, 2016 and 2015, our borrowings for the BDC coverage ratio were $711,465, $488,936 and $491,708, respectively, which included the non-collateralized TRS notional amount in 2016 and 2015 and resulted in coverage ratios of 249%, 304% and 284%, respectively. For a detailed discussion on the coverage ratio calculation, refer to Note 13 to our consolidated financial statements included in this report.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) we sell approximately $100 million of our common stock during 2018, (ii) our net offering proceeds from such sales equal $93.5 million, (iii) resulting in estimated net assets of approximately $1.15 billion as of December 31, 2018 and average net assets of approximately $1.11 billion during 2018, (iv) we borrow funds equal to 80% of our average net assets during such period, or $922 million, and (v) a weighted average cost of funds of 4.93%. Actual expenses will depend on the number of shares of common stock we sell in the offering and the amount of leverage we employ.  For example, if we were to raise proceeds significantly less than this amount during 2018, our expenses as a percentage of our average net assets would be significantly higher. Our assumption that we will sell approximately $100 million of our common stock during 2018 is our estimate based upon our belief that proceeds raised will increase as a result of (i) an expected increase in the size of our network of selected broker-dealers and registered investment advisors who sell shares on our behalf; (ii) the decrease in our sales load, effective on our January 4, 2017 weekly closing, from up to 10% to up to 5% of the gross proceeds of shares sold in this offering; and (iii) the fee paid by CIM (and not by our shareholders) to certain selling dealers equal to no more than 1% of the average net asset value per share per year. However, there can be no assurance that we will sell an aggregate of $100 million worth of our common stock during 2018.  In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	(21.94)%	(12.94)%	(3.94)%	5.06%	14.06%

Similarly, assuming (i) $1.15 billion in net assets as of December 31, 2018 and average net assets of $1.11 billion during 2018, (ii) a weighted average cost of funds of 4.93% and (iii) $922 million in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 2.19% in order to cover the annual interest payments on our outstanding debt.

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

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of either of our adviser or certain of its key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

Set forth below is a chart describing the classes of our securities outstanding as of March 8, 2018:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Held by Us or for Our Account
Common stock	500,000,000	—	115,468,781
As of March 8, 2018, we had 22,616 record holders of our common stock.

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

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2017 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2017	1,118,130	$9.16	1,118,130	(1)
November 1 to November 30, 2017	—	—	—	—
December 1 to December 31, 2017	—	—	—	—
Total	1,118,130	$9.16	1,118,130	(1)

(1)	See above for a description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program.

In the event that CIM or any of its affiliates holds common stock in the capacity of a shareholder, any such affiliates may tender common stock for repurchase in connection with any repurchase offer we make on the same basis as any other shareholder. CIG will not tender its common stock for repurchase as long as CIM remains our investment adviser.

Distributions

We did not declare or pay any distributions during 2012. In January 2013, we began authorizing monthly distributions to our shareholders. On February 1, 2014, we changed from semi-monthly closings to weekly closings for the sale of our shares. As a result, from February 1, 2014 through July 17, 2017, our board of directors authorized and declared on a monthly basis a weekly distribution amount per share of our common stock. On July 18, 2017, our board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of our common stock. Effective September 28, 2017, our board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by our board of directors, each on a quarterly basis. Subject to our board of directors’ discretion and applicable legal restrictions, our management intends to continue to authorize and declare, and our board of directors intends to continue to ratify, each on a quarterly basis, a weekly distribution amount per share of our common stock. Declared distributions are paid monthly. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date we accept each shareholder’s subscription for shares of our common stock. From time to time, we may also pay interim special distributions in the form of cash or shares of common stock at the discretion of our board of directors. Each year, information regarding the sources of our distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, the latter of which is a nontaxable distribution) will be provided to our shareholders. Our distributions may exceed our earnings. As a result, a portion of the distributions we make may represent a return of capital.

We elected to be treated for federal income tax purposes as a RIC, as defined under Subchapter M of the Code, beginning in 2012.

To qualify for and maintain RIC tax treatment, we must, among other things, distribute in respect of each taxable year at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income (adjusted for certain ordinary losses), for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income from preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our board of directors declared or ratified distributions for 52, 52 and 52 record dates during the years ended December 31, 2017, 2016 and 2015, respectively. The following table presents cash distributions per share that were declared during the years ended December 31, 2017, 2016 and 2015:

	Distributions
Three Months Ended	Per Share	Amount
2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
June 30, 2015 (thirteen record dates)	0.1829	13,223
September 30, 2015 (thirteen record dates)	0.1829	15,517
December 31, 2015 (thirteen record dates)	0.1829	17,761
Total distributions for the year ended December 31, 2015	$0.7316	$57,268
2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
June 30, 2016 (thirteen record dates)	0.1829	19,167
September 30, 2016 (thirteen record dates)	0.1829	19,480
December 31, 2016 (thirteen record dates)	0.1829	19,808
Total distributions for the year ended December 31, 2016	$0.7316	$77,459
2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
June 30, 2017 (thirteen record dates)	0.1829	20,371
September 30, 2017 (thirteen record dates)	0.1829	20,644
December 31, 201 (thirteen record dates)	0.1829	20,923
Total distributions for the year ended December 31, 2017	$0.7316	$82,061

On December 26, 2017, our co-chief executive officers declared regular weekly cash distributions of $0.014067 per share for January 2018 through March 2018.  Each distribution was paid or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
January 2, 2018	January 31, 2018	$0.014067
January 9, 2018	January 31, 2018	$0.014067
January 16, 2018	January 31, 2018	$0.014067
January 23, 2018	January 31, 2018	$0.014067
January 30, 2018	January 31, 2018	$0.014067
February 6, 2018	February 28, 2018	$0.014067
February 13, 2018	February 28, 2018	$0.014067
February 20, 2018	February 28, 2018	$0.014067
February 27, 2018	February 28, 2018	$0.014067
March 6, 2018	March 28, 2018	$0.014067
March 13, 2018	March 28, 2018	$0.014067
March 20, 2018	March 28, 2018	$0.014067
March 27, 2018	March 28, 2018	$0.014067

We have adopted an “opt in” distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically “opt in” to the fifth amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We have made and intend to make our distributions in the form of cash, out of assets legally available for such purpose, unless shareholders elect to receive their distributions in the form of additional shares of common stock pursuant to our fifth amended and restated distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. shareholders. We may fund our cash distributions to shareholders in the future from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from CIM. On January 2, 2018, we entered into an expense support and conditional reimbursement agreement with CIM for purposes of (i) replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement; and (ii) extending the termination date to December 31, 2018. Through December 31, 2014, a portion of our distributions resulted from expense support from CIG, and future distributions may result from expense support from CIM, each of which is subject to repayment by us. For the years ended December 31, 2015, 2016 and 2017, none of our distributions resulted from expense support from CIG or AIM. The amount of the distribution for shareholders receiving our common stock will be equal to the fair market value of the stock received. If shareholders hold common stock in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in the form of additional common stock.

The following table reflects the sources of cash distributions on a GAAP basis that were declared during the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017			2016			2015
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.6833	$76,683	93.4%	$0.4302	$45,549	58.8%	$0.3164	$24,762	43.2%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.0315	3,494	4.3%	0.2480	26,273	33.9%	0.3868	30,281	52.9%
Net gain on TRS loan sales(1)	0.0168	1,884	2.3%	0.0277	2,916	3.8%	0.0060	472	0.8%
Net realized gain on investments and foreign currency	—	—	—	0.0257	2,721	3.5%	0.0143	1,121	2.0%
Distributions in excess of net investment income(2)	—	—	—	—	—	—	0.0081	632	1.1%
Total distributions	$0.7316	$82,061	100.0%	$0.7316	$77,459	100.0%	$0.7316	$57,268	100.0%

(1)
During the year ended December 31, 2017, we realized losses that are not currently deductible on a tax-basis of $19,334 primarily due to the purchase of loans by Flatiron Funding II that were previously held in the TRS in connection with the TRS refinancing. See Note 8 to our consolidated financial statements included in this report for an additional discussion regarding this purchase. During the year ended December 31, 2016, we realized losses on TRS loans of $1,030, which were not deductible on a tax-basis until 2017.

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

Item 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from our audited consolidated financial statements. The data for the years ended December 31, 2017, 2016 and 2015 should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Statement of operations data:
Total investment income	$144,988	$80,590	$52,809	$17,713	$1,863
Operating expenses
Total operating expenses	65,122	32,212	23,380	12,451	5,873
Expense support from CIG	—	—	—	(1,880)	(3,959)
Recoupment of expense support from CIG	—	667	4,667	622	—
Net operating expenses	65,122	32,879	28,047	11,193	1,914
Net investment income (loss)	79,866	47,711	24,762	6,520	(51)
Net realized and unrealized gain (loss) on investments, foreign currency and total return swap	6,033	71,962	(26,204)	9,815	6,153
Net increase (decrease) in net assets resulting from operations	$85,899	$119,673	$(1,442)	$16,335	$6,102
Weighted average shares of common stock outstanding(1)	112,256,276	105,951,017	78,501,760	33,630,690	5,522,797

Per share data:(1)
Net investment income (loss)(2)	$0.71	$0.45	$0.32	$0.19	$(0.01)
Net increase (decrease) in net assets resulting from operations	$0.77	$1.13	$(0.02)	$0.49	$1.10
Distributions declared	$0.73	$0.73	$0.73	$0.73	$0.72

Balance sheet data:
Net assets at the beginning of period	$999,763	$904,326	$496,389	$144,571	$4,487
Net assets at end of period	$1,058,691	$999,763	$904,326	$496,389	$144,571
Net asset value per share of common stock at beginning of period	$9.11	$8.71	$9.22	$9.32	$8.97
Net asset value per share of common stock at end of period	$9.14	$9.11	$8.71	$9.22	$9.32

Other data:
Distributions declared	$82,061	$77,459	$57,268	$24,547	$3,974
Total investment return - net asset value(3)	8.76%	13.51%	2.13%	6.92%	11.96%
Number of investments at period end	186	123	86	59	42
Total portfolio investment purchases during the period(4)	$1,420,747	$569,893	$438,217	$403,742	$94,332
Total portfolio investment sales and prepayments during the period(4)	$951,044	$229,075	$113,433	$144,492	$4,335

(1)	The per share data was derived by using the weighted average shares of common stock outstanding for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)
Net investment income (loss) per share includes expense support from CIG of $0.06 and $0.72 per share for the years ended December 31, 2014 and 2013, respectively. There was no expense support from CIG or AIM for the years ended December 31, 2017, 2016 or 2015. Net investment income (loss) per share also includes expense support recoupments by CIG of $0.01, $0.06 and $0.02 per share for the years ended December 31, 2016, 2015 and 2014, respectively. There was no expense support recoupment by CIG for the years ended December 31, 2017 or 2013.

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

On July 11, 2017, the members of CIM entered into the Third CIM LLC Agreement for the purpose of creating a joint venture between AIM and CIG. Under the Third CIM LLC Agreement, AIM was issued a newly-created class of membership interests in CIM pursuant to which AIM will, among other things, share in the profits, losses, distributions and expenses of CIM with the other members in accordance with the terms of the Third CIM LLC Agreement, which will ultimately result in CIG and AIM each owning a 50% economic interest in CIM.

On July 10, 2017, our independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017, as part of the new and ongoing relationship among us, CIM and AIM. Although the investment sub-advisory agreement and AIM's engagement as our investment sub-adviser were terminated, AIM continues to perform identical services for CIM and us, including, without limitation, identifying investment opportunities for approval by CIM's investment committee. AIM will not be paid a separate fee in exchange for such services, but will be entitled to receive distributions as a member of CIM as described above.

On December 4, 2017, the members of CIM entered into the Fourth CIM LLC Agreement. Under the Fourth CIM LLC Agreement, AIM’s responsibilities include, among other things, identifying and providing information about potential investment opportunities for approval by CIM’s investment committee and providing reasonable expertise and knowledge with respect to CIM-sourced transactions.

We seek to meet our investment objective by utilizing the experienced management team of CIM, which includes its access to the relationships and human capital of its affiliates in sourcing, evaluating and structuring transactions, as well as monitoring and servicing our investments. We focus primarily on the senior secured debt of private and thinly-traded U.S. middle-market companies, which we define as companies that generally possess annual EBITDA of $50 million or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

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

Operating Expenses

Our primary operating expenses are the payment of advisory fees under the investment advisory agreement and interest expense on our financing arrangements. Our investment advisory fees compensates CIM for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions.

Portfolio Investment Activity for the Years Ended December 31, 2017 and 2016

The following table summarizes our investment activity, excluding short term investments and PIK securities, for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017			2016
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$1,171,351	$49,590	$1,220,941	$423,262	$28,993	$452,255
Senior secured second lien debt	224,126	—	224,126	124,281	—	124,281
Collateralized securities and structured products - equity	—	—	—	10,000	—	10,000
Unsecured debt	8,420	—	8,420	5,832	—	5,832
Equity	19,593	—	19,593	6,518	171	6,689
Derivatives	—	—	—	229	—	229
Sales and principal repayments	(951,044)	(442,030)	(1,393,074)	(229,075)	(341,258)	(570,333)
Net portfolio activity	$472,446	$(392,440)	$80,006	$341,047	$(312,094)	$28,953

The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of December 31, 2017:

	December 31, 2017
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,088,512	$1,100,336	73.0%
Senior secured second lien debt	342,906	333,944	22.1%
Collateralized securities and structured products - debt	25,411	25,289	1.7%
Collateralized securities and structured products - equity	19,833	18,525	1.2%
Unsecured debt	7,653	7,639	0.5%
Equity	21,538	21,915	1.5%
Subtotal/total percentage	1,505,853	1,507,648	100.0%
Short term investments(2)	206,547	206,547
Total investments	$1,712,400	$1,714,195
Number of portfolio companies			150
Average annual EBITDA of portfolio companies		$70.1 million
Median annual EBITDA of portfolio companies		$50.2 million
Purchased at a weighted average price of par			95.83%
Gross annual portfolio yield based upon the purchase price(3)			9.24%

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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of December 31, 2017, excluding short term investments of $206,547:

	December 31, 2017
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,390,234	$1,389,395	92.2%
Fixed interest rate investments	83,448	87,113	5.8%
Other income producing investments	19,833	18,525	1.2%
Non-income producing equity	12,338	12,615	0.8%
Total investments	$1,505,853	$1,507,648	100.0%

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
The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of December 31, 2017:

	December 31, 2017
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$255,608	17.0%
Services: Business	195,251	13.0%
High Tech Industries	194,902	12.9%
Media: Diversified & Production	117,896	7.8%
Chemicals, Plastics & Rubber	82,981	5.5%
Media: Advertising, Printing & Publishing	65,795	4.4%
Consumer Goods: Durable	60,863	4.0%
Telecommunications	58,891	3.9%
Capital Equipment	53,276	3.5%
Aerospace & Defense	52,312	3.5%
Services: Consumer	46,702	3.1%
Diversified Financials	43,814	2.9%
Automotive	40,565	2.7%
Energy: Oil & Gas	38,397	2.5%
Retail	33,319	2.2%
Transportation: Cargo	32,877	2.2%
Hotel, Gaming & Leisure	29,550	2.0%
Beverage, Food & Tobacco	25,631	1.7%
Construction & Building	24,633	1.6%
Banking, Finance, Insurance & Real Estate	19,857	1.3%
Metals & Mining	12,785	0.8%
Consumer Goods: Non-Durable	7,055	0.5%
Media: Broadcasting & Subscription	6,224	0.4%
Forest Products & Paper	5,599	0.4%
Environmental Industries	2,865	0.2%
Subtotal/total percentage	1,507,648	100.0%
Short term investments	206,547
Total investments	$1,714,195

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

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2017 and 2016, our unfunded commitments amounted to $48,259 and $25,096, respectively. As of March 8, 2018, our unfunded commitments amounted to $68,150. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.

Investment Portfolio Asset Quality

CIM uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio. These ratings are just one of several factors that CIM uses to monitor our portfolio, are not in and of themselves determinative of fair value or revenue recognition and are presented for indicative purposes. CIM rates the credit risk of all investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors.

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2017, excluding short term investments of $206,547:

	December 31, 2017
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio
1	$—	—
2	1,274,569	84.5%
3	202,950	13.5%
4	21,311	1.4%
5	8,818	0.6%
	$1,507,648	100.0%

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

Current Investment Portfolio

As of March 8, 2018, our investment portfolio, excluding our short term investments, consisted of interests in 150 portfolio companies (75% in senior secured first lien debt, 21% in senior secured second lien debt, 3% in collateralized securities and structured products (comprised of 1% invested in rated debt, 1% invested in non-rated debt and 1% invested in non-rated equity of such securities and products), less than 1% in unsecured debt and 1% in equity) with a total fair value of $1,571,703 with an average and median portfolio company annual EBITDA of $70.9 million and $50.2 million, respectively, at initial investment. As of March 8, 2018, investments in our portfolio, excluding our short term investments, were purchased at a weighted average price of 95.88% of par value. Our estimated gross annual portfolio yield was 8.94% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the year ended December 31, 2017, our total investment return-net asset value was 8.76%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.

As of March 8, 2018, our only short term investment was an investment in a U.S. Treasury Obligations Fund of $181,889.

Results of Operations for the Years Ended December 31, 2017 and 2016

Our results of operations for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017	2016
Investment income	$144,988	$80,590
Net operating expenses	65,122	32,879
Net investment income	79,866	47,711
Net realized (loss) gain on investments and foreign currency	(4,861)	2,721
Net change in unrealized appreciation on investments	9,448	21,584
Net realized (loss) gain on total return swap	(13,956)	28,159
Net change in unrealized appreciation on total return swap	15,402	19,498
Net increase in net assets resulting from operations	$85,899	$119,673

Investment Income

For the years ended December 31, 2017 and 2016, we generated investment income of $144,988 and $80,590, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 214 and 131 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments and TRS, increased $428,371, from $834,944 during the year ended December 31, 2016 to $1,263,315 during the year ended December 31, 2017, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering and amounts available under our financing arrangements. As a result, we believe that reported investment income for the years ended December 31, 2017 and 2016 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS was not included in investment income in the consolidated statements of operations, but rather it was recorded as part of net realized (loss) gain on total return swap. In lieu of extending the expiration date of the TRS beyond April 18, 2017, we entered into a traditional credit facility with Citibank on March 29, 2017.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2017 and 2016 was as follows:

	Years Ended December 31,
	2017	2016
Management fees	$29,549	$20,092
Administrative services expense	2,160	1,834
Subordinated incentive fee on income	3,222	—
General and administrative	7,116	6,717
Interest expense	23,075	3,569
Total operating expenses	65,122	32,212
Recoupment of expense support from CIG	—	667
Net operating expenses	$65,122	$32,879

During the year ended December 31, 2017, the increase in management fees was a direct result of the increase in our net assets, while the increase in interest expense was primarily the result of entering into new financing arrangements. The decrease in recoupment of expense support from CIG was a result of our reimbursement of all previously provided expense support from CIG as of December 31, 2017. The increase in the subordinated incentive fee on income was a result of us reaching the hurdle rate of 1.875% for pre-incentive fee net investment income for the three months ended December 31, 2017.

The composition of our general and administrative expenses for the years ended December 31, 2017 and 2016 was as follows:

	Years Ended December 31,
	2017	2016
Transfer agent expense	$1,284	$1,272
Valuation expense	1,238	625
Professional fees	1,182	1,623
Dues and subscriptions	837	775
Director fees and expenses	438	274
Insurance expense	411	376
Printing and marketing expense	374	553
Accounting costs	237	241
Due diligence fees	165	470
Filing fees	73	53
Other expenses	877	455
Total general and administrative expense	$7,116	$6,717

Expense Support and Recoupment of Expense Support

Our affiliate, CIG, agreed to provide expense support to us commencing with the quarter ended December 31, 2012 for certain expenses pursuant to the expense support and conditional reimbursement agreement. We further amended and restated the expense support and conditional reimbursement agreement on December 16, 2015 and December 14, 2016 for purposes of including AIM as a party to the expense support and conditional reimbursement agreement and extending the termination date from December 31, 2016 to December 31, 2017, respectively. On January 2, 2018, we entered into an expense support and conditional reimbursement agreement with CIM for purposes of (i) replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement; and (ii) extending the termination date to December 31, 2018. Refer to the discussion under “Related Party Transactions” below for further details about the expense support and conditional reimbursement agreement. Also, see Note 4 to our consolidated financial statements for additional disclosure regarding expense support from CIM, CIG and/or AIM.

For the year ended December 31, 2016, CIG recouped all remaining unreimbursed expense support of $667, which was made during the three months ended December 31, 2014, in connection with the expense support and conditional reimbursement agreement. We did not record any expense support recoupment during the year ended December 31, 2017 as all expense support had been previously recouped. We did not receive any expense support from CIG or AIM for the years ended December 31, 2017 or 2016.

Recoupment of such support will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse CIM for any expense support that may be received from CIM in the future.

Net Investment Income

Our net investment income totaled $79,866 and $47,711 for the years ended December 31, 2017 and 2016, respectively. The increase in net investment income was primarily due to the refinancing of the TRS into a traditional credit facility and an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to proceeds received from our follow-on continuous public offering and our financing arrangements.

Net Realized (Loss) Gain on Investments and Foreign Currency

Our net realized (loss) gain on investments and foreign currency totaled $(4,861) and $2,721 for the years ended December 31, 2017 and 2016, respectively. This change was primarily due to realized losses on certain underperforming investments.

Net Change in Unrealized Appreciation on Investments

The net change in unrealized appreciation on our investments totaled $9,448 and $21,584 for the years ended December 31, 2017 and 2016, respectively. This change was driven by the continued tightening of credit spreads during the year ended December 31, 2017 that positively impacted the fair value of certain investments, partially offset by the deteriorating credit quality of certain investments.

Net Realized (Loss) Gain on TRS

Our net realized (loss) gain on the TRS totaled $(13,956) and $28,159 for the years ended December 31, 2017 and 2016, respectively. The components of net realized (loss) gain on the TRS are summarized below:

	Years Ended December 31,
	2017	2016
Interest and other income from TRS portfolio	$6,511	$39,746
Interest and other expense from TRS portfolio	(3,017)	(13,473)
Net (loss) gain on TRS loan sales	(17,450)	1,886
Total	$(13,956)	$28,159

Net Change in Unrealized Appreciation on TRS

The net change in unrealized appreciation on the TRS totaled $15,402 and $19,498 for the years ended December 31, 2017 and 2016, respectively. Unrealized appreciation during the year ended December 31, 2017 was primarily due to previously unrealized depreciation becoming realized upon the expiration of the TRS. Conversely, unrealized appreciation during the year ended December 31, 2016 was driven primarily by a tightening of credit spreads during 2016 that positively impacted the fair value of certain investments.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2017, we recorded a net increase in net assets resulting from operations of $85,899 compared to a net increase in net assets resulting from operations of $119,673 for the year ended December 31, 2016, as a result of our operating activity for the respective periods.

Results of Operations for the Years Ended December 31, 2016 and 2015

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

Investment Income

For the years ended December 31, 2016 and 2015, we generated investment income of $80,590 and $52,809, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 131 and 91 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments and TRS, increased $333,708, from $501,236 during the year ended December 31, 2015 to $834,944 during the year ended December 31, 2016, as we deployed the net proceeds from the JPM Credit Facility and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering. As a result, we believe that reported investment income for the years ended December 31, 2016 and 2015 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS was not included in investment income in the consolidated statements of operations, but rather it was recorded as part of net realized gain on total return swap.

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

The composition of our general and administrative expenses for the years ended December 31, 2016 and 2015 was as follows:

	Years Ended December 31,
	2016	2015
Professional fees	$1,623	$1,044
Transfer agent expense	1,272	1,144
Dues and subscriptions	775	505
Valuation expense	625	310
Printing and marketing expense	553	755
Due diligence fees	470	1,006
Insurance expense	376	297
Director fees and expenses	274	296
Accounting costs	241	115
Filing fees	53	478
Other expenses	455	298
Total general and administrative expense	$6,717	$6,248
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

Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $9.14 and $9.11 on December 31, 2017 and 2016, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.7316 per share during the year ended December 31, 2017, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was 8.76% for the twelve-month period ended December 31, 2017. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 8.43% and a cumulative total return of 50.45% through December 31, 2017 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 6.19% and a cumulative total return of 35.40% through December 31, 2017. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.16% and a cumulative total return of 22.80%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.79% and a cumulative total return of 32.81% over the same period.

(1)     Cumulative performance: December 17, 2012 to December 31, 2017

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
Since commencing our initial continuous public offering on July 2, 2012 and through December 31, 2017, we sold 115,781,751 shares of common stock for net proceeds of $1,174,850 at an average price per share of $10.15. The net proceeds include gross proceeds received from reinvested shareholder distributions of $124,132, for which we issued 13,623,777 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $65,821, for which we repurchased 7,261,847 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through December 31, 2017, sales commissions and dealer manager fees related to the sale of our common stock were $64,460 and $31,982, respectively.
As of March 8, 2018, we sold 115,468,781 shares of common stock for net proceeds of $1,172,457 at an average price per share of $10.15. The net proceeds include gross proceeds received from reinvested shareholder distributions of $130,958, for which we issued 14,369,911 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $84,199, for which we repurchased 9,276,383 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through March 8, 2018, sales commissions and dealer manager fees related to the sale of our common stock were $64,649 and $32,147, respectively.

The net proceeds from our follow-on continuous public offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. middle-market companies.
As of December 31, 2017 and 2016, we had $206,547 and $70,498 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Citibank Credit Facility

As of December 31, 2017 and March 8, 2018, our outstanding borrowings under the Amended Citibank Credit Facility were $324,542 and the aggregate unfunded principal amount in connection with the Amended Citibank Credit Facility was $458. For a detailed discussion of our Amended Citibank Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

JPM Credit Facility

As of December 31, 2017 and March 8, 2018, our outstanding borrowings under the Amended JPM Credit Facility were $224,423 and the aggregate unfunded principal amount in connection with the Amended JPM Credit Facility was $577. For a detailed discussion of our Amended JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Facility

As of December 31, 2017 and March 8, 2018, our outstanding borrowings under the UBS Facility were $162,500 and the aggregate unfunded principal amount in connection with the UBS Facility was $37,500. For a detailed discussion of our UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.

MS Credit Facility

As of December 31, 2017 and March 8, 2018, we had no outstanding borrowings under the MS Credit Facility and the aggregate unfunded principal amount in connection with the MS Credit Facility was $200,000. For a detailed discussion of our MS Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments

As of December 31, 2017 and March 8, 2018, our unfunded commitments amounted to $48,259 and $68,150, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

RIC Status and Distributions

Prior to the refinancing of the TRS, our total investment portfolio included loans and other securities on our consolidated balance sheets and loans underlying the TRS. Accordingly, we treated net interest and other income earned on all investments, including the loans underlying the TRS, as a component of investment company taxable income when determining our sources of distributions. The sources of our distributions for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017				2016
	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage	Investment Portfolio	Total Return Swap Portfolio	Total Investment Portfolio	Percentage
Net investment income	$76,683	$3,494	$80,177	97.7%	$45,549	$26,273	$71,822	92.7%
Gains from the sale of assets(1)(2)	—	1,884	1,884	2.3%	2,721	2,916	5,637	7.3%
Total	$76,683	$5,378	$82,061	100.0%	$48,270	$29,189	$77,459	100.0%

(1)	For the year ended December 31, 2017, we distributed long-term capital gains of $927. We distributed long-term capital gains of $906 for the year ended December 31, 2016.

(2)	During the year ended December 31, 2016, we realized losses of $1,030 in our total return swap portfolio, which were not deductible on a tax-basis until 2017.

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

Valuation Methods

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•
our quarterly valuation process begins with each portfolio company or investment being initially valued by certain of CIM’s investment professionals and certain members of its management team, with such valuation taking into account information received from various sources, including independent valuation firms, if applicable;

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

Contractual Obligations

On August 26, 2016, 34th Street entered into the JPM Credit Facility with JPM, as amended and restated on September 30, 2016, July 11, 2017 and November 28, 2017. See Note 8 to our consolidated financial statements for a more detailed description of the JPM Credit Facility.

On March 29, 2017, Flatiron Funding II entered into the Citibank Credit Facility with Citibank, as amended on July 11, 2017. See Note 8 to our consolidated financial statements for a more detailed description of the Citibank Credit Facility.

On May 19, 2017, Murray Hill Funding II entered into the UBS Facility with UBS, as amended on December 1, 2017. See Note 8 to our consolidated financial statements for a more detailed description of the UBS Facility.

On December 19, 2017, 33rd Street Funding entered into the MS Credit Facility with MS. See Note 8 to our consolidated financial statements for a more detailed description of the MS Credit Facility.

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, except for those discussed in Note 11 to our consolidated financial statements included in this report.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, 92.2% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

Under the terms of the Amended JPM Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.50% per year. Under the terms of the Amended Citibank Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR plus 2.0%. Pursuant to the terms of the amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR plus a spread of 3.50%. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Amended Citibank Credit Facility, the Amended JPM Credit Facility, the amended UBS Facility or the MS Credit Facility in effect as of December 31, 2017:

Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 100 basis points	$953	1.0%
Down 50 basis points	(2,236)	(2.2)%
Current base interest rate	—	—
Up 50 basis points	3,650	3.7%
Up 100 basis points	7,302	7.3%
Up 200 basis points	14,605	14.6%
Up 300 basis points	21,908	21.9%

(1)	This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 5.8% of our investments paid fixed interest rates as of December 31, 2017. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CĪON Investment Corporation (the Company), including the consolidated schedule of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of CĪON Investment Corporation at December 31, 2017 and 2016, and the consolidated results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016, by correspondence with the custodian and others, or by other appropriate auditing procedures where replies from others were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012
New York, New York
March 15, 2018

CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,692,978 and $1,096,948, respectively)	$1,698,662	$1,089,478
Non-controlled, affiliated investments (amortized cost of $19,422)	15,533	—
Total investments, at fair value (amortized cost of $1,712,400 and $1,096,948, respectively)	1,714,195	1,089,478
Derivative asset (cost of $0 and $229, respectively)	—	46
Cash	56,354	15,046
Restricted cash	—	2,000
Due from counterparty(1)	—	143,335
Interest receivable on investments	12,433	6,689
Receivable due on investments sold	29,524	—
Receivable due on total return swap(1)	—	4,187
Prepaid expenses and other assets	3,417	282
Total assets	$1,815,923	$1,261,063
Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $6,018 and $3,212, respectively)	$705,447	$221,211
Payable for investments purchased	36,439	15,837
Accounts payable and accrued expenses	1,432	1,476
Interest payable	2,311	864
Commissions payable for common stock purchased	—	2
Accrued management fees	7,821	5,781
Accrued subordinated incentive fee on income	3,222	—
Accrued administrative services expense	556	682
Due to CIG - offering costs	4	45
Unrealized depreciation on total return swap(1)	—	15,402
Total liabilities	757,232	261,300

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
115,781,751 and 109,787,557 shares issued and outstanding, respectively	116	110
Capital in excess of par value	1,076,131	1,021,280
Undistributed net investment income	10,368	1,428
Accumulated net realized loss from investments	(10,385)	—
Accumulated net unrealized appreciation (depreciation) on investments	1,795	(7,653)
Accumulated net realized loss from total return swap(1)	(19,334)	—
Accumulated net unrealized depreciation on total return swap(1)	—	(15,402)
Total shareholders' equity	1,058,691	999,763
Total liabilities and shareholders' equity	$1,815,923	$1,261,063
Net asset value per share of common stock at end of period	$9.14	$9.11

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Investment income
Interest income:
Non-controlled, non-affiliated investments	$136,447	$79,892	$51,994
Non-controlled, affiliated investments	1,613	—	—
Total interest income	138,060	79,892	51,994
Fee and other income	6,928	698	815
Total investment income	144,988	80,590	52,809
Operating expenses
Management fees	29,549	20,092	14,827
Administrative services expense	2,160	1,834	1,900
Subordinated incentive fee on income(1)	3,222	—	—
General and administrative(2)	7,116	6,717	6,248
Interest expense	23,075	3,569	405
Total operating expenses	65,122	32,212	23,380
Recoupment of expense support from CIG(3)	—	667	4,667
Net operating expenses	65,122	32,879	28,047
Net investment income	79,866	47,711	24,762
Realized and unrealized gains (losses)
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	(5,090)	2,725	1,121
Non-controlled, affiliated investments	65	—	—
Total return swap(4)	(13,956)	28,159	30,753
Foreign currency	164	(4)	—
Net realized (losses) gains	(18,817)	30,880	31,874
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	14,360	21,584	(27,587)
Non-controlled, affiliated investments	(4,912)	—	—
Total return swap(4)	15,402	19,498	(30,491)
Net change in unrealized appreciation (depreciation)	24,850	41,082	(58,078)
Net realized and unrealized gains (losses)	6,033	71,962	(26,204)
Net increase (decrease) in net assets resulting from operations	$85,899	$119,673	$(1,442)
Per share information—basic and diluted
Net increase (decrease) in net assets per share resulting from operations	$0.77	$1.13	$(0.02)
Weighted average shares of common stock outstanding	112,256,276	105,951,017	78,501,760

(1)	See Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated incentive fee on income.

(2)	See Note 10 for details of the Company’s general and administrative expenses.

(3)	See Note 4 for a discussion of expense support from CIG and recoupment of expense support.

(4)	See Note 7 for a discussion of the Company’s total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Changes in net assets from operations:
Net investment income	$79,866	$47,711	$24,762
Net realized (loss) gain on investments	(5,025)	2,725	1,121
Net realized gain (loss) on foreign currency	164	(4)	—
Net change in unrealized appreciation (depreciation) on investments	9,448	21,584	(27,587)
Net realized (loss) gain on total return swap(1)	(13,956)	28,159	30,753
Net change in unrealized appreciation (depreciation) on total return swap(1)	15,402	19,498	(30,491)
Net increase (decrease) in net assets resulting from operations	85,899	119,673	(1,442)
Changes in net assets from shareholders' distributions:(2)
Net investment income	(76,683)	(45,549)	(24,762)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	(3,494)	(26,273)	(30,281)
Net gain on TRS loan sales	(1,884)	(2,916)	(472)
Net realized gain on investments and foreign currency	—	(2,721)	(1,121)
Distributions in excess of net investment income(3)	—	—	(632)
Net decrease in net assets from shareholders' distributions	(82,061)	(77,459)	(57,268)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $2,193, $2,823 and $43,746, respectively	55,838	32,008	443,858
Reinvestment of shareholders' distributions	39,658	39,047	29,886
Repurchase of common stock	(40,406)	(17,832)	(7,097)
Net increase in net assets resulting from capital share transactions	55,090	53,223	466,647

Total increase in net assets	58,928	95,437	407,937
Net assets at beginning of period	999,763	904,326	496,389
Net assets at end of period	$1,058,691	$999,763	$904,326
Net asset value per share of common stock at end of period	$9.14	$9.11	$8.71
Shares of common stock outstanding at end of period	115,781,751	109,787,557	103,814,361
Undistributed net investment income at end of period	$10,368	$1,428	$—

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

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

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities:
Net increase (decrease) in net assets resulting from operations	$85,899	$119,673	$(1,442)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(9,211)	(2,763)	(1,025)
Proceeds from principal repayment of investments	558,594	194,124	41,828
Purchase of investments	(1,423,490)	(569,003)	(438,217)
Increase in short term investments, net	(136,049)	(51,606)	(8,542)
Paid-in-kind interest	(2,546)	(1,255)	—
Proceeds from sale of investments	392,450	34,951	71,605
Net realized loss (gain) on investments	5,025	(2,725)	(1,121)
Net change in unrealized (appreciation) depreciation on investments	(9,448)	(21,584)	27,587
Net change in unrealized (appreciation) depreciation on total return swap(1)	(15,402)	(19,498)	30,491
Amortization of debt issuance costs	1,853	529	186
(Increase) decrease in due from counterparty(1)	143,335	82,981	(97,928)
(Increase) decrease in interest receivable on investments	(5,740)	(580)	(3,789)
(Increase) decrease in receivable due on investments sold	(29,524)	50	(50)
(Increase) decrease in receivable due on total return swap(1)	4,187	1,988	(1,618)
(Increase) decrease in prepaid expenses and other assets	(625)	134	(26)
Increase (decrease) in payable for investments purchased	20,602	6,037	5,694
Increase (decrease) in accounts payable and accrued expenses	(84)	777	177
Increase (decrease) in interest payable	1,447	864	—
Increase (decrease) in accrued management fees	2,040	1,351	3,399
Increase (decrease) in accrued administrative services expense	(126)	65	47
Increase (decrease) in due to CIG - offering costs	(41)	8	(447)
Increase (decrease) in accrued recoupment of expense support from CIG(2)	—	(480)	480
Increase (decrease) in subordinated incentive fee on income payable	3,222	—	—
Net cash used in operating activities	(413,632)	(225,962)	(372,711)
Financing activities:
Gross proceeds from issuance of common stock	58,031	40,290	483,604
Commissions and dealer manager fees paid	(2,195)	(3,295)	(43,869)
Repurchase of common stock	(40,406)	(17,832)	(7,097)
Shareholders' distributions paid(3)	(42,403)	(38,412)	(27,382)
Borrowings under financing arrangements(4)	487,042	242,423	32,000
Repayment of financing arrangements(4)	—	(18,000)	(32,000)
Debt issuance costs paid	(7,129)	(3,907)	(278)
Net cash provided by financing activities	452,940	201,267	404,978
Net increase (decrease) in cash and restricted cash	39,308	(24,695)	32,267
Cash and restricted cash, beginning of period	17,046	41,741	9,474
Cash and restricted cash, end of period	$56,354	$17,046	$41,741
Supplemental disclosure of cash flow information
Cash paid for interest	$19,832	$2,175	$219
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions(3)	$39,658	$39,047	$29,886

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense support from CIG and recoupment of expense support.

(3)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(4)	See Note 8 for a discussion of the Company's financing arrangements.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Senior Secured First Lien Debt - 103.9%
AbelConn, LLC / Atrenne Computing Solutions, LLC / Airco Industries, LLC, L+875, 1.00% LIBOR Floor, 7/17/2019 (n)(p)	3 Month LIBOR	Aerospace & Defense	$18,724	$18,501	$18,677
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022 (o)	Various	Retail	14,572	11,714	11,557
Access CIG, LLC, L+500, 1.00% LIBOR Floor, 10/18/2021 (e)(o)	1 Month LIBOR	Services: Business	6,729	6,769	6,796
Adams Publishing Group, LLC, L+700, 1.00% LIBOR Floor, 11/3/2020 (n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	5,303	5,258	5,303
Advanced Integration Technology LP, L+475, 1.00% LIBOR Floor, 4/3/2023 (o)	1 Month LIBOR	Aerospace & Defense	3,970	4,003	4,000
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020 (o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	7,529	7,254	6,588
Alvogen Pharma US, Inc., L+500, 1.00% LIBOR Floor, 4/1/2022 (o)	1 Month LIBOR	Healthcare & Pharmaceuticals	8,224	8,188	8,168
American Clinical Solutions LLC, 12.50%, 6/11/2020 (u)	None	Healthcare & Pharmaceuticals	8,834	8,743	8,326
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,694	10,256	10,641
American Energy - Marcellus, LLC, L+425, 1.00% LIBOR Floor, 8/4/2020 (r)	1 Month LIBOR	Energy: Oil & Gas	4,033	3,045	2,985
American Media, Inc., L+900, 1.00% LIBOR Floor, 8/24/2020 (e)(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,807	15,502	16,203
American Media, Inc., 9.00% Unfunded, 8/24/2020 (e)	None	Media: Advertising, Printing & Publishing	154	—	4
American Media, Inc., 0.50% Unfunded, 8/24/2020 (e)	None	Media: Advertising, Printing & Publishing	83	—	2
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021 (n)(o)(p)	3 Month LIBOR	Telecommunications	21,324	19,599	21,093
AMPORTS, Inc., L+500, 1.00% LIBOR Floor, 5/19/2020 (j)(n)(p)	3 Month LIBOR	Automotive	18,943	18,687	18,943
AP Exhaust Acquisition, LLC, L+500, 1.00% LIBOR Floor, 5/10/2024 (o)	3 Month LIBOR	Automotive	5,613	5,424	5,542
ASG Technologies Group, Inc., L+475, 1.00% LIBOR Floor, 7/31/2024 (o)	1 Month LIBOR	High Tech Industries	4,988	4,964	5,040
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024 (o)	1 Month LIBOR	Construction & Building	10,927	10,733	9,998
Azure Midstream Energy, LLC, L+650, 1.00% LIBOR Floor, 11/15/2018 (o)	1 Month LIBOR	Energy: Oil & Gas	2,084	2,031	1,876
Bambino CI Inc., L+600, 0.00% LIBOR Floor, 10/18/2023	1 Month LIBOR	Healthcare & Pharmaceuticals	2,821	2,759	2,757
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023 (p)	3 Month LIBOR	Aerospace & Defense	20,000	19,802	19,500
Caraustar Industries, Inc., L+550, 1.00% LIBOR Floor, 3/14/2022 (o)	3 Month LIBOR	Forest Products & Paper	5,577	5,638	5,599
Cardinal US Holdings, Inc., L+500, 1.00% LIBOR Floor, 7/31/2023 (o)	1 Month LIBOR	Services: Business	8,479	7,897	8,140
CB URS Holdings Corp., L+525, 1.00% LIBOR Floor, 9/1/2024 (o)	1 Month LIBOR	Transportation: Cargo	14,888	14,814	15,046
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021 (o)	1 Month LIBOR	Services: Consumer	17,899	17,929	17,966
CF Entertainment Inc., L+850, 1.00% LIBOR Floor, 1/27/2023 (n)(p)	6 Month LIBOR	Media: Diversified & Production	58,900	57,853	58,900
CF Entertainment Inc., L+850, 1.00% LIBOR Floor, 1/27/2023	6 Month LIBOR	Media: Diversified & Production	3,037	2,982	3,030
CF Entertainment Inc., L+850, 1.00% LIBOR Floor, 1/27/2023	6 Month LIBOR	Media: Diversified & Production	17,500	17,302	17,456
Charming Charlie, LLC, L+450, 1.00% LIBOR Floor, 6/8/2018 (e)	1 Month LIBOR	Retail	1,048	1,048	1,048
Charming Charlie, LLC, 0.38% Unfunded, 6/8/2018 (e)	None	Retail	1,048	—	—
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019 (e)(i)(r)	3 Month LIBOR	Retail	12,125	4,783	3,880
Command Alkon Inc., L+500, 1.00% LIBOR Floor, 9/1/2023	3 Month LIBOR	High Tech Industries	7,541	7,504	7,390
Confie Seguros Holding II Co., L+525, 1.00% LIBOR Floor, 4/16/2022 (o)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	15,902	15,786	15,897
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Covenant Surgical Partners, Inc., L+475, 0.00% LIBOR Floor, 10/4/2024 (e)(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,874	1,869	1,888
Covenant Surgical Partners, Inc., L+475, 0.00% LIBOR Floor, 10/4/2024 (e)(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	104	102	104
Covenant Surgical Partners, Inc., 4.75% Unfunded, 10/4/2018 (e)(o)	None	Healthcare & Pharmaceuticals	458	—	3
CSP Technologies North America, LLC, L+525, 1.00% LIBOR Floor, 1/29/2022 (p)	3 Month LIBOR	Chemicals, Plastics & Rubber	13,518	13,283	13,552
David's Bridal, Inc., L+400, 1.25% LIBOR Floor, 10/11/2019 (o)	3 Month LIBOR	Retail	3,477	3,044	3,060
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022 (h)(o)	3 Month LIBOR	Services: Business	5,907	5,719	5,922
Deluxe Entertainment Services Group Inc., L+550, 1.00% LIBOR Floor, 2/28/2020 (o)	3 Month LIBOR	Media: Diversified & Production	9,797	9,763	9,620
DFC Global Facility Borrower II LLC, L+1075, 1.00% LIBOR Floor, 9/27/2022 (e)	1 Month LIBOR	Services: Consumer	19,575	19,433	19,575
DFC Global Facility Borrower II LLC, 0.50% Unfunded, 9/27/2019 (e)	None	Services: Consumer	10,425	—	—
Discovery DJ Services LLC, L+725, 1.00% LIBOR Floor, 10/25/2022 (e)	3 Month LIBOR	Energy: Oil & Gas	5,294	5,099	5,188
Discovery DJ Services LLC, 0.50% Unfunded, 4/25/2019 (e)	None	Energy: Oil & Gas	4,314	—	(86)
Discovery DJ Services LLC, 0.50% Unfunded, 10/25/2022 (e)	None	Energy: Oil & Gas	392	—	(8)
Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC, L+875, 1.00% LIBOR Floor, 10/31/2019 (n)	3 Month LIBOR	Construction & Building	9,862	9,770	9,702
DXP Enterprises, Inc., L+550, 1.00% LIBOR Floor, 8/29/2023 (h)(o)	1 Month LIBOR	Energy: Oil & Gas	9,975	9,879	9,975
EagleTree-Carbide Acquisition Corp., L+475, 1.00% LIBOR Floor, 8/28/2024 (o)	3 Month LIBOR	Consumer Goods: Durable	9,975	9,875	10,050
Eastman Kodak Company, L+625, 1.00% LIBOR Floor, 9/3/2019 (h)(o)	1 Month LIBOR	Consumer Goods: Durable	1,965	1,961	1,695
Elemica, Inc., L+800, 1.00% LIBOR Floor, 7/7/2021 (e)(n)(p)	1 Month LIBOR	High Tech Industries	17,238	16,906	17,065
Elemica, Inc., 0.50% Unfunded, 7/7/2021 (e)	None	High Tech Industries	2,500	(44)	(25)
Emmis Operating Company, L+700, 1.00% LIBOR Floor, 4/18/2019 (o)	1 Month LIBOR	Media: Broadcasting & Subscription	3,384	3,220	3,300
Entertainment Studios P&A LLC, 15.00%, 5/18/2037 (w)	None	Media: Diversified & Production	17,500	17,353	16,887
Entertainment Studios P&A LLC, 5.00%, 5/18/2037 (w)	None	Media: Diversified & Production	3,707	3,634	9,336
EnTrans International, LLC, L+750, 1.00% LIBOR Floor, 6/4/2020	2 Month LIBOR	Capital Equipment	13,031	10,265	13,031
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021 (h)(o)	1 Month LIBOR	High Tech Industries	10,236	9,607	9,887
F+W Media, Inc., L+1000, 1.50% LIBOR Floor, 5/24/2022 (n)(r)(t)(u)	1 Month LIBOR	Media: Diversified & Production	2,736	2,743	1,498
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022 (t)	1 Month LIBOR	Media: Diversified & Production	1,114	1,114	1,169
Forbes Media LLC, L+675, 1.00% LIBOR Floor, 9/12/2019 (j)(p)	2 Month LIBOR	Media: Advertising, Printing & Publishing	15,000	14,751	15,000
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023 (e)	None	Healthcare & Pharmaceuticals	4,211	(32)	(21)
Foundation Consumer Healthcare, LLC, L+650, 1.00% LIBOR Floor, 11/2/2023 (e)(n)(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	45,789	45,451	45,561
Frontline Technologies Group Holding LLC, 1.00% Unfunded, 9/18/2019 (e)	None	High Tech Industries	540	—	(6)
Frontline Technologies Group Holding LLC, L+650, 1.00% LIBOR Floor, 9/18/2023 (e)	3 Month LIBOR	High Tech Industries	2,748	2,717	2,715
Global Franchise Group, LLC, L+575, 1.00% LIBOR Floor, 12/18/2019	3 Month LIBOR	Beverage, Food & Tobacco	2,161	2,142	2,139
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023 (o)	3 Month LIBOR	Services: Business	14,865	14,792	14,945
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,850	4,588	4,243
Heartland Dental, LLC, L+475, 1.00% LIBOR Floor, 7/31/2023 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,000	3,981	4,060
Help/Systems Holdings, Inc., L+450, 1.00% LIBOR Floor, 10/8/2021 (o)	3 Month LIBOR	Services: Business	11,909	11,897	11,987
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/21/2018 (n)	1 Month LIBOR	Services: Business	7,540	7,230	7,031
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023 (o)(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	14,080	14,069	13,799
International Seaways, Inc., L+550, 1.00% LIBOR Floor, 6/22/2022 (h)(o)	1 Month LIBOR	Transportation: Cargo	9,938	9,753	10,012
Ipsen International GmbH, L+800, 1.00% LIBOR Floor, 9/30/2019 (h)(j)	1 Month LIBOR	Capital Equipment	1,253	1,256	1,253
Ipsen, Inc., L+700, 1.00% LIBOR Floor, 9/30/2019 (j)(p)	1 Month LIBOR	Capital Equipment	8,019	7,955	7,999
Island Medical Management Holdings, LLC, L+550, 1.00% LIBOR Floor, 9/1/2022 (p)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,709	13,543	13,411
ITC Service Group Acquisition LLC, L+950, 0.50% LIBOR Floor, 5/26/2021 (j)(n)	1 Month LIBOR	High Tech Industries	11,250	11,075	11,053
KLO Intermediate Holdings, LLC, L+775, 1.25% LIBOR Floor, 4/7/2022 (p)	1 Month LIBOR	Chemicals, Plastics & Rubber	7,573	7,490	7,479
KLO Intermediate Holdings, LLC, L+775, 1.25% LIBOR Floor, 4/7/2022 (p)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,384	4,336	4,330
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024 (o)	3 Month LIBOR	Consumer Goods: Durable	15,900	15,603	16,079
Labvantage Solutions Inc., L+800, 1.00% LIBOR Floor, 12/29/2020 (p)	1 Month LIBOR	High Tech Industries	4,625	4,590	4,671
Labvantage Solutions Ltd., E+800, 1.00% EURIBOR Floor, 12/29/2020 (h)	1 Month EURIBOR	High Tech Industries	€4,237	4,729	5,137
Lift Brands, Inc., L+800, 1.00% LIBOR Floor, 12/23/2019 (n)	3 Month LIBOR	Services: Consumer	9,161	9,088	9,161
Logix Holding Company, LLC, L+575, 1.00% LIBOR Floor, 12/22/2024 (i)(o)	1 Month LIBOR	Telecommunications	5,040	4,990	4,990
Lonestar Prospects, Ltd, L+950, 1.00% LIBOR Floor, 8/1/2021	3 Month LIBOR	Energy: Oil & Gas	7,718	7,582	7,564
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020 (o)	1 Month LIBOR	Services: Business	5,911	5,610	5,897
MB2 Dental Solutions, LLC, L+475, 1.00% LIBOR Floor, 9/29/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	2,185	2,159	2,158
Ministry Brands, LLC, L+500, 1.00% LIBOR Floor, 12/2/2022 (n)	1 Month LIBOR	Services: Business	4,947	4,773	4,947
Ministry Brands, LLC, L+500, 1.00% LIBOR Floor, 12/2/2022 (p)	1 Month LIBOR	Services: Business	2,413	2,413	2,413
Ministry Brands, LLC, L+100, 1.00% LIBOR Floor, Unfunded, 2/22/2019	1 Month LIBOR	Services: Business	1,477	—	—
Moss Holding Company, L+675, 1.00% LIBOR Floor, 4/17/2023 (e)(n)(p)	3 Month LIBOR	Services: Business	18,877	18,570	18,641
Moss Holding Company, 0.50% Unfunded, 4/17/2023 (e)	None	Services: Business	2,232	—	(28)
Moss Holding Company, 0.75% Unfunded, 5/7/2018 (e)	None	Services: Business	1,046	—	(13)
MRO Holdings, Inc., L+525, 1.00% LIBOR Floor, 10/25/2023 (o)	3 Month LIBOR	Aerospace & Defense	4,490	4,446	4,529
MSHC, Inc., L+425, 1.00% LIBOR Floor, 7/31/2023	3 Month LIBOR	Services: Business	2,853	2,839	2,838
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 4/16/2020 (o)	3 Month LIBOR	Metals & Mining	3,629	3,546	3,185
National Intergovernmental Purchasing Alliance Company, L+500, 1.00% LIBOR Floor, 9/19/2022	3 Month LIBOR	Services: Business	1,826	1,791	1,790
Navex Global, Inc, L+425, 1.00% LIBOR Floor, 11/19/2021 (o)	1 Month LIBOR	High Tech Industries	17,910	17,960	17,978
Nextech Systems, LLC, L+725, 1.00% LIBOR Floor, 6/22/2021 (j)(n)	1 Month LIBOR	High Tech Industries	15,142	14,673	14,991
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,209	9,695	9,558
Orbcomm Inc., 8.00%, 4/1/2024 (n)	None	Telecommunications	9,237	9,237	9,843
P.F. Chang's China Bistro, Inc., L+500, 1.00% LIBOR Floor, 9/1/2022 (o)	3 Month LIBOR	Beverage, Food & Tobacco	9,975	9,688	9,489
Paris Presents Inc., L+500, 1.00% LIBOR Floor, 12/31/2020 (p)	1 Month LIBOR	Consumer Goods: Durable	8,931	8,857	8,931
Pathway Partners Vet Management Company LLC, 1.00% Unfunded, 10/10/2019 (e)	None	Healthcare & Pharmaceuticals	818	—	2
Pathway Partners Vet Management Company LLC, L+425, 0.00% LIBOR Floor, 10/10/2024 (e)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,176	2,156	2,182
PDI TA Holdings, Inc., L+475, 1.00% LIBOR Floor, 8/25/2023	6 Month LIBOR	High Tech Industries	713	713	706
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
PDI TA Holdings, Inc., 0.50% Unfunded, 8/24/2018	None	High Tech Industries	570	—	(6)
Petroflow Energy Corp., L+800, 1.00% LIBOR Floor, 6/29/2019 (n)(r)(t)(u)	1 Month LIBOR	Energy: Oil & Gas	3,789	3,573	3,391
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019 (h)(o)	3 Month LIBOR	Aerospace & Defense	6,397	5,646	5,606
Plano Molding Company, LLC, L+750, 1.00% LIBOR Floor, 5/12/2021 (n)	1 Month LIBOR	Consumer Goods: Non-Durable	7,954	7,880	7,055
Project Leopard Holdings, Inc., L+550, 1.00% LIBOR Floor, 7/7/2023 (o)	3 Month LIBOR	High Tech Industries	3,990	3,981	4,020
Radio One, Inc., L+400, 1.00% LIBOR Floor, 4/18/2023 (o)	3 Month LIBOR	Media: Broadcasting & Subscription	2,965	2,938	2,924
Reddy Ice Corp., L+550, 1.25% LIBOR Floor, 5/1/2019 (o)	3 Month LIBOR	Beverage, Food & Tobacco	1,905	1,889	1,885
Rhino Energy LLC, L+1000, 1.00% LIBOR Floor, 12/27/2020	3 Month LIBOR	Metals & Mining	10,000	9,601	9,600
Rimini Street, Inc., 15.00%, 6/24/2020 (n)(u)	None	High Tech Industries	20,087	19,866	20,589
Robertshaw US Holding Corp., L+450, 0.00% LIBOR Floor, 8/10/2024 (o)	1 Month LIBOR	Chemicals, Plastics & Rubber	3,147	3,124	3,178
Sequoia Healthcare Management, LLC, 16.00%, 7/17/2019 (n)(t)	None	Healthcare & Pharmaceuticals	5,407	5,351	5,407
SG Acquisition, Inc., L+500, 1.00% LIBOR Floor, 3/29/2024 (o)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,985	3,950	3,960
Shift PPC LLC, L+600, 1.00% LIBOR Floor, 12/22/2021 (p)	3 Month LIBOR	High Tech Industries	4,847	4,739	4,847
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019 (o)	3 Month LIBOR	Services: Business	7,672	7,754	7,782
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 1/21/2020 (n)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,728	12,668	12,632
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 7/21/2020 (n)(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	428	426	425
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019 (n)	3 Month LIBOR	Energy: Oil & Gas	8,024	7,695	7,512
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022 (o)	3 Month LIBOR	Services: Business	3,929	3,825	3,889
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/30/2020 (e)(n)	3 Month LIBOR	Hotel, Gaming & Leisure	17,378	17,273	17,378
Teladoc, Inc., 0.50% Unfunded, 7/14/2020 (e)(h)	None	High Tech Industries	1,250	(43)	—
Telestream Holdings Corp., L+643, 1.00% LIBOR Floor, 3/24/2022 (j)(n)	3 Month LIBOR	High Tech Industries	8,640	8,460	8,381
Tenere Inc., L+1000, 1.00% LIBOR Floor, 12/23/2021 (n)(p)	3 Month LIBOR	Capital Equipment	31,760	31,288	30,966
Tensar Corp., L+475, 1.00% LIBOR Floor, 7/9/2021 (o)	3 Month LIBOR	Chemicals, Plastics & Rubber	13,236	12,476	12,938
The Pasha Group, L+750, 1.00% LIBOR Floor, 1/26/2023 (i)(p)	1 Month LIBOR	Transportation: Cargo	8,020	7,779	7,819
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021 (h)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,938	15,713
U.S. Renal Care, Inc., L+425, 1.00% LIBOR Floor, 12/30/2022 (o)	3 Month LIBOR	Healthcare & Pharmaceuticals	7,947	7,768	7,844
Vero Parent, Inc., L+500, 1.00% LIBOR Floor, 8/16/2024 (o)	3 Month LIBOR	High Tech Industries	14,963	14,819	14,645
Vince, LLC, L+700, 1.00% LIBOR Floor, 11/27/2019 (h)(o)	3 Month LIBOR	Retail	901	868	789
Visual Edge Technology, Inc., L+575, 1.00% LIBOR Floor, 8/31/2022 (e)	1 Month LIBOR	Services: Business	9,446	9,267	9,304
Visual Edge Technology, Inc., L+575, 1.00% LIBOR Floor, 8/31/2022 (e)	1 Month LIBOR	Services: Business	4,796	4,751	4,724
VLS Recovery Services, LLC, L+600, 1.00% LIBOR Floor, 10/17/2023 (e)	2 Month LIBOR	Services: Business	3,900	3,853	3,801
VLS Recovery Services, LLC, 1.00% Unfunded, 10/17/2019 (e)	None	Services: Business	1,108	(62)	(28)
WD Wolverine Holdings, LLC, L+550, 1.00% LIBOR Floor, 8/16/2022 (o)	1 Month LIBOR	Healthcare & Pharmaceuticals	14,228	13,941	13,801
Western Dental Services, Inc., L+525, 1.00% LIBOR Floor, 6/30/2023 (o)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,186	2,165	2,197
Total Senior Secured First Lien Debt				1,088,512	1,100,336
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Senior Secured Second Lien Debt - 31.5%
1A Smart Start LLC, L+850, 1.00% LIBOR Floor, 8/21/2022 (n)	3 Month LIBOR	High Tech Industries	17,800	17,455	17,444
ABG Intermediate Holdings 2 LLC, L+775, 1.00% LIBOR Floor, 9/29/2025 (n)	3 Month LIBOR	Retail	6,475	6,428	6,572
Access CIG, LLC, L+875, 1.00% LIBOR Floor, 10/17/2022 (e)(p)	1 Month LIBOR	Services: Business	16,030	15,533	15,709
Accruent, LLC, L+875, 1.00% LIBOR Floor, 7/28/2024	3 Month LIBOR	High Tech Industries	1,554	1,529	1,530
Accruent, LLC, 0.75% Unfunded, 7/28/2018 (e)	None	High Tech Industries	111	—	(2)
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021 (n)(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,241	8,896
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2021 (n)	1 Month LIBOR	Construction & Building	4,933	4,898	4,933
Argon Medical Devices Holdings, Inc., L+800, 0.00% LIBOR Floor, 10/27/2025 (i)(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	14,400	14,328	14,472
Avalign Technologies, Inc., L+825, 1.00% LIBOR Floor, 7/15/2022	3 Month LIBOR	Healthcare & Pharmaceuticals	5,500	5,449	5,514
Command Alkon Inc., L+900, 1.00% LIBOR Floor, 3/1/2024	3 Month LIBOR	High Tech Industries	2,440	2,405	2,404
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021 (h)(n)	1 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,467	9,506
EagleTree-Carbide Acquisition Corp., L+850, 1.00% LIBOR Floor, 8/28/2025 (p)	3 Month LIBOR	Consumer Goods: Durable	20,000	19,707	19,800
Elements Behavioral Health, Inc., L+1200, 1.00% LIBOR Floor, 2/11/2020 (r)(u)	3 Month LIBOR	Healthcare & Pharmaceuticals	6,501	6,056	455
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022 (h)(n)	3 Month LIBOR	Environmental Industries	3,000	2,981	2,865
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022 (h)(n)	1 Month LIBOR	High Tech Industries	9,999	7,260	8,949
Flexera Software LLC, L+700, 1.00% LIBOR Floor, 4/2/2021 (p)	2 Month LIBOR	High Tech Industries	9,385	9,180	9,385
Genex Holdings, Inc., L+775, 1.00% LIBOR Floor, 5/30/2022 (n)(p)	1 Month LIBOR	Services: Business	11,410	11,331	11,282
Global Tel*Link Corp., L+825, 1.25% LIBOR Floor, 11/23/2020 (p)	3 Month LIBOR	Telecommunications	11,500	11,481	11,507
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022 (p)	3 Month LIBOR	Retail	4,000	4,019	4,020
Medical Solutions Holdings, Inc., L+825, 1.00% LIBOR Floor, 6/16/2025 (n)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,859	9,950
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023 (n)	1 Month LIBOR	Services: Business	5,488	5,393	5,488
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023	1 Month LIBOR	Services: Business	2,158	2,158	2,158
Ministry Brands, LLC, L+100, 1.00% LIBOR Floor, Unfunded, 2/22/2019	1 Month LIBOR	Services: Business	388	—	—
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024 (h)	3 Month EURIBOR	Chemicals, Plastics & Rubber	€7,489	7,944	8,811
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019 (p)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,557	9,755	10,398
Onex TSG Holdings II Corp., L+850, 1.00% LIBOR Floor, 7/31/2023 (n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	12,249	12,146	11,759
Paris Presents Inc., L+875, 1.00% LIBOR Floor, 12/31/2021 (n)	1 Month LIBOR	Consumer Goods: Durable	3,500	3,438	3,483
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023 (n)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,386	12,488
PDI TA Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/25/2024	3 Month LIBOR	High Tech Industries	306	306	303
PDI TA Holdings, Inc., 0.50% Unfunded, 8/24/2018	None	High Tech Industries	244	—	(2)
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021 (p)	3 Month LIBOR	Chemicals, Plastics & Rubber	3,469	3,458	3,469
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023 (n)	1 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,707	14,737
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022 (o)	1 Month LIBOR	Retail	4,998	4,694	2,393
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2022 (n)	1 Month LIBOR	Telecommunications	3,000	2,897	2,839
PT Intermediate Holdings III, LLC, L+800, 1.00% LIBOR Floor, 12/8/2025 (i)(p)	3 Month LIBOR	Services: Business	9,375	9,281	9,422
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2017
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Robertshaw US Holding Corp., L+900, 0.00% LIBOR Floor, 2/10/2025	1 Month LIBOR	Chemicals, Plastics & Rubber	5,000	4,863	4,981
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025 (p)	2 Month LIBOR	Telecommunications	2,942	2,913	2,981
SMG, L+825, 1.00% LIBOR Floor, 2/27/2021 (n)	1 Month LIBOR	Hotel, Gaming & Leisure	6,142	6,142	6,165
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023 (n)(p)	3 Month LIBOR	Services: Business	10,000	9,883	9,600
TexOak Petro Holdings LLC, 8.00%, 12/29/2019 (r)(t)(u)	None	Energy: Oil & Gas	7,343	2,592	—
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025 (n)	3 Month LIBOR	Services: Business	13,393	13,069	13,175
TouchTunes Interactive Networks, Inc, L+825, 1.00% LIBOR Floor, 5/29/2022 (p)	3 Month LIBOR	Hotel, Gaming & Leisure	6,000	5,951	6,007
U.S. Renal Care, Inc., L+800, 1.00% LIBOR Floor, 12/29/2023 (n)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,920	4,912
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022 (n)	3 Month LIBOR	Automotive	16,000	15,881	16,080
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022 (n)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,588	12,118
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023 (n)	3 Month LIBOR	High Tech Industries	5,000	4,934	4,988
Total Senior Secured Second Lien Debt				342,906	333,944
Collateralized Securities and Structured Products - Debt - 2.4%
Deutsche Bank AG Frankfurt CRAFT 2014-1 Class Credit Linked Note, L+965, 5/15/2019 (h)	3 Month LIBOR	Diversified Financials	3,447	3,447	3,447
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022 (h)	3 Month LIBOR	Diversified Financials	14,826	14,826	14,531
NXT Capital CLO 2014-1, LLC Class E Notes, L+550, 4/23/2026 (g)(h)	3 Month LIBOR	Diversified Financials	7,500	7,138	7,311
Total Collateralized Securities and Structured Products - Debt				25,411	25,289
Collateralized Securities and Structured Products - Equity - 1.8%
Anchorage Capital CLO 2012-1, Ltd. Subordinated Notes, 2.82% Estimated Yield, 1/13/2025 (h)	(f)	Diversified Financials	4,000	2,530	2,102
APIDOS CLO XVI Subordinated Notes, 11.84% Estimated Yield, 1/19/2025 (h)	(f)	Diversified Financials	9,000	4,035	3,387
CENT CLO 19 Ltd. Subordinated Notes, 6.47% Estimated Yield, 10/29/2025 (h)	(f)	Diversified Financials	2,000	1,305	1,060
Galaxy XV CLO Ltd. Class A Subordinated Notes, 4.60% Estimated Yield, 4/15/2025 (h)	(f)	Diversified Financials	4,000	2,282	2,362
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 10.35% Estimated Yield, 2/2/2026 (e)(h)	(f)	Diversified Financials	10,000	9,681	9,614
Total Collateralized Securities and Structured Products - Equity				19,833	18,525
Unsecured Debt - 0.7%
Visual Edge Technology, Inc., 12.50%, 8/31/2024 (t)(u)	None	Services: Business	7,835	7,653	7,639
Total Unsecured Debt				7,653	7,639
Equity - 2.1%
Avaya Holdings Corp., Common Stock (o)(q)(s)		Telecommunications	321,260 Units	5,285	5,638
Conisus Holdings, Inc, Series B Preferred Stock, 12.00% Dividend (r)(t)(u)		Healthcare & Pharmaceuticals	12,677,833 Units	9,200	9,300
Conisus Holdings, Inc, Common Stock (q)(t)		Healthcare & Pharmaceuticals	4,914,556 Units	200	175
F+W Media, Inc., Common Stock (q)		Media: Diversified & Production	31,211 Units	—	—
Mooregate ITC Acquisition, LLC, Class A Units (q)		High Tech Industries	500 Units	563	375
NS NWN Acquisition, LLC, Voting Units (q)		High Tech Industries	404 Units	393	450
NSG Co-Invest (Bermuda) LP, Partnership Interests (h)(q)		Consumer Goods: Durable	1,575 Units	1,000	825
Spinal USA, Inc. / Precision Medical Inc., Warrants (n)(q)		Healthcare & Pharmaceuticals	9,317,237 Units	4,736	5,125
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2017
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(d)	Cost(m)	Fair Value(c)
Tenere Inc., Warrant (q)	Capital Equipment	N/A	161	27
Texoak Petro Holdings LLC, Membership Interests (q)(t)	Energy: Oil & Gas	60,000 Units	—	—
Total Equity			21,538	21,915
Short Term Investments - 19.5%(k)
First American Treasury Obligations Fund, Class Z Shares, 1.18% (l)(s)			206,547	206,547
Total Short Term Investments			206,547	206,547
TOTAL INVESTMENTS - 161.9%			$1,712,400	1,714,195
LIABILITIES IN EXCESS OF OTHER ASSETS - (61.9%)				(655,504)
NET ASSETS - 100%				$1,058,691

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note s. below, investments do not contain a paid-in-kind, or PIK, interest provision.

b.
The 1, 2, 3 and 6 month London Interbank Offered Rate, or LIBOR, rates were 1.57%, 1.62%, 1.69% and 1.84%, respectively, as of December 31, 2017.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2017, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2017. The 1 and 3 month Euro Interbank Offered Rate, or EURIBOR, rates were (0.41%) and (0.38%), respectively, as of December 31, 2017.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 9) using significant unobservable inputs unless otherwise noted.

d.	Denominated in U.S. dollars unless otherwise noted.

e.
As discussed in Note 11, on December 31, 2017, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $1,608 and $1,111 to Studio Movie Grill Holdings, LLC and Ivy Hill Middle Market Credit Fund VIII, Ltd., respectively. As of March 8, 2018, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $2,701, $111, $830, $210, $271, $9,765, $4,510, $2,500, $4,211, $540, $1,111, $3,278, $433, $1,608, $1,250, $64 and $949 to Access CIG, LLC, Accruent, LLC, American Media, Inc., Charming Charlie, LLC, Covenant Surgical Partners, Inc., DFC Global Facility Borrower II LLC, Discovery DJ Services LLC, Elemica Holdings, Inc., Foundation Consumer Healthcare, LLC, Frontline Technologies Group Holding LLC, Ivy Hill Middle Market Credit Fund VIII, Ltd., Moss Holding Company, Pathway Partners Vet Management Company LLC, Studio Movie Grill Holdings, LLC, Teladoc, Inc., Visual Edge Technology Inc. and VLS Recovery Services, LLC, respectively.

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

g.	NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of December 31, 2017.

h.
The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2017, 92.0% of the Company’s total assets represented qualifying assets.

i.	Position or a portion thereof unsettled as of December 31, 2017.

j.
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in the syndication in exchange for lower payment priority.

k.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

l.	7-day effective yield as of December 31, 2017.

m.	Represents amortized cost for debt securities and cost for equity investments.

n.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of December 31, 2017 (see Note 8).

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2017
(in thousands)

o.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank N.A., or Citibank, as of December 31, 2017 (see Note 8).

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of December 31, 2017 (see Note 8).

q.	Non-income producing security.

r.	Investment or a portion thereof was on non-accrual status as of December 31, 2017.

s.	Value determined using level 1 inputs.

t.
Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the company. Fair value as of December 31, 2016 and 2017, along with transactions during the year ended December 31, 2017 in these affiliated investments are as follows:

		Year Ended December 31, 2017				Year Ended December 31, 2017
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2016	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2017	Net Realized Gain (Loss)	Interest Income(3)
Conisus Holdings, Inc.
Series B Preferred Stock	$—	$9,200	$—	$100	$9,300	$—	$—
Common Stock	—	200	—	(25)	175	—	—
F+W Media, Inc.
First Lien Term Loan B-1	—	1,114	—	55	1,169	—	69
First Lien Term Loan B-2	—	2,743	—	(1,245)	1,498	—	226
Common Stock	—	—	—	—	—	—	—
Petroflow Energy Corp.
First Lien Term Loan	4,601	395	(1,440)	(165)	3,391	65	283
TexOak Petro Holdings LLC
Second Lien Term Loan	2,590	1,042	—	(3,632)	—	—	1,035
Membership Interests	—	—	—	—	—	—	—
Totals	$7,191	$14,694	$(1,440)	$(4,912)	$15,533	$65	$1,613

(1)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(2)
Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(3)	Includes PIK interest income.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2017
(in thousands)

u.
For the year ended December 31, 2017, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
American Clinical Solutions LLC	Senior Secured First Lien Debt	10.50%	2.00%	12.50%	$962	$—	$962
Conisus Holdings, Inc. (v)	Preferred Stock	—	12.00%	12.00%	$—	$—	$—
Elements Behavioral Health, Inc. (v)	Senior Secured Second Lien Debt	—	13.00%	13.00%	$—	$370	$370
F+W Media, Inc. (v)	Senior Secured First Lien Debt	1.50%	10.00%	11.50%	$33	$176	$209
Petroflow Energy Corp. (v)	Senior Secured First Lien Debt	3.00%	6.00%	9.00%	$41	$242	$283
Rimini Street, Inc.	Senior Secured First Lien Debt	12.00%	3.00%	15.00%	$2,185	$552	$2,737
Sequoia Healthcare Management, LLC	Senior Secured First Lien Debt	12.00%	4.00%	16.00%	$765	$248	$1,013
Southcross Holdings Borrower LP	Senior Secured First Lien Debt	3.50%	5.50%	9.00%	$9	$7	$16
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.50%	10.50%	$—	$313	$313
TexOak Petro Holdings LLC (v)	Senior Secured Second Lien Debt	—	8.00%	8.00%	$—	$313	$313
Visual Edge Technology, Inc.	Subordinated Note	—	12.50%	12.50%	$—	$324	$324

v.	The PIK interest portion of the investment was on non-accrual status as of December 31, 2017.

w.	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
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

k.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

l.	7-day effective yield as of December 31, 2016.

m.	Investment or a portion thereof was pledged as collateral supporting the amounts outstanding, if any, under the revolving credit facility with East West Bank as of December 31, 2016 (See Note 8).

n.	Investment or a portion thereof held within 34th Street and was pledged as collateral supporting the amounts outstanding under the JPM Credit Facility as of December 31, 2016 (see Note 8).

o.	Non-income producing security.
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
December 31, 2017
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
On July 11, 2017, the members of CIM entered into a third amended and restated limited liability company agreement of CIM, or the Third CIM LLC Agreement, for the purpose of creating a joint venture between AIM and CION Investment Group, LLC, or CIG. Under the Third CIM LLC Agreement, AIM was issued a newly-created class of membership interests in CIM pursuant to which AIM will, among other things, share in the profits, losses, distributions and expenses of CIM with the other members in accordance with the terms of the Third CIM LLC Agreement, which will ultimately result in CIG and AIM each owning a 50% economic interest in CIM.
On July 10, 2017, the Company’s independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017. Although the investment sub-advisory agreement and AIM's engagement as the Company’s investment sub-adviser were terminated, AIM continues to perform identical services for CIM and the Company, including, without limitation, identifying investment opportunities for approval by CIM's investment committee. AIM will not be paid a separate fee in exchange for such services, but will be entitled to receive distributions as a member of CIM as described above.
On December 4, 2017, the members of CIM entered into a fourth amended and restated limited liability company agreement of CIM, or the Fourth CIM LLC Agreement. Under the Fourth CIM LLC Agreement, AIM’s responsibilities include, among other things, identifying and providing information about potential investment opportunities for approval by CIM’s investment committee and providing reasonable expertise and knowledge with respect to CIM-sourced transactions.

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
December 31, 2017
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
In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, or ASU 2017-08, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption during an interim period. If the Company early adopts the amendments during an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes such interim period. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $206,547 and $70,498 of such investments at December 31, 2017 and 2016, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
December 31, 2017
(in thousands, except share and per share amounts)

Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of December 31, 2017.

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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2014, 2015 and 2016.
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
December 31, 2017
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

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
Revenue Recognition
Securities transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts. For investments in equity tranches of collateralized loan obligations, the Company records income based on the effective interest rate determined using the amortized cost and estimated cash flows, which is updated periodically. Loan origination fees, original issue discounts, and market discounts/premiums are recorded and such amounts are amortized as adjustments to interest income over the respective term of the loan using the effective interest method. The Company records prepayments on loans and debt securities as interest income when it receives such amounts. In addition, the Company may generate revenue in the form of commitment, amendment, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with investments are recognized when earned.
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of December 31, 2017 and 2016.
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
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
Gains or losses on the sale of investments are calculated by using the weighted-average method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the weighted-average amortized cost of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
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
December 31, 2017
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
The following table summarizes transactions with respect to shares of the Company’s common stock during the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	6,086,836	$58,031	3,575,156	$34,831	47,539,457	$487,604
Reinvestment of distributions	4,342,113	39,658	4,413,672	39,047	3,216,195	29,886
Total gross shares/proceeds	10,428,949	97,689	7,988,828	73,878	50,755,652	517,490
Sales commissions and dealer manager fees	—	(2,193)	—	(2,823)	—	(43,746)
Net shares/proceeds	10,428,949	95,496	7,988,828	71,055	50,755,652	473,744
Share repurchase program	(4,434,755)	(40,406)	(2,015,632)	(17,832)	(759,920)	(7,097)
Net shares/proceeds from share transactions	5,994,194	$55,090	5,973,196	$53,223	49,995,732	$466,647

During the years ended December 31, 2017, 2016 and 2015, the Company sold 10,428,949, 7,988,828 and 50,755,652 shares, respectively, at an average price per share of $9.37, $9.25 and $10.20, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

Since commencing its initial continuous public offering on July 2, 2012 and through December 31, 2017, the Company sold 115,781,751 shares of common stock for net proceeds of $1,174,850 at an average price per share of $10.15. The net proceeds include gross proceeds received from reinvested shareholder distributions of $124,132, for which the Company issued 13,623,777 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $65,821, for which the Company repurchased 7,261,847 shares of common stock.

During the period from January 1, 2018 to March 8, 2018, the Company sold 955,431 shares of common stock pursuant to its follow-on continuous public offering for net proceeds of $9,159 at an average price per share of $9.59. The Company also received gross proceeds from reinvested shareholder distributions of $6,826, for which the Company issued 746,134 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $18,378, for which the Company repurchased 2,014,536 shares of common stock.

Since commencing its initial continuous public offering on July 2, 2012 and through March 8, 2018, the Company sold 115,468,781 shares of common stock for net proceeds of $1,172,457 at an average price per share of $10.15. The net proceeds include gross proceeds received from reinvested shareholder distributions of $130,958, for which the Company issued 14,369,911 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $84,199, for which the Company repurchased 9,276,383 shares of common stock.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

Share Repurchase Program

On a quarterly basis, the Company offers, and intends to continue offering, to repurchase shares on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s shareholders or would violate applicable law.

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

The following table summarizes the share repurchases completed during the years ended December 31, 2017 and 2016:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2016
March 31, 2016	January 4, 2016	272,148	100%	$8.96	$2,437
June 30, 2016	April 6, 2016	674,428	100%	8.64	5,827
September 30, 2016	July 6, 2016	449,816	100%	8.82	3,967
December 31, 2016	October 5, 2016	619,240	100%	9.05	5,601
Total share repurchases during the year ended December 31, 2016		2,015,632			$17,832

2017
March 31, 2017	January 4, 2017	814,223	100%	$9.05	$7,370
June 30, 2017	April 5, 2017	1,137,234	100%	9.12	10,372
September 30, 2017	July 5, 2017	1,365,168	100%	9.10	12,425
December 31, 2017	October 4, 2017	1,118,130	100%	9.16	10,239
Total share repurchases during the year ended December 31, 2017		4,434,755			$40,406

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

Note 4. Transactions with Related Parties

For the years ended December 31, 2017, 2016 and 2015, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2017	2016	2015
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$988	$953	$14,440
CIM	Investment adviser	Management fees(2)	29,549	20,092	14,827
CIM	Investment adviser	Incentive fees(2)	3,222	—	—
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	2,160	1,834	1,900
CIG	Sponsor	Recoupment of expense support(2)	—	667	4,667
			$35,919	$23,546	$35,834
(1) Amounts charged directly to equity.
(2) Amounts charged directly to operations.

On December 28, 2016, the Company entered into an amended and restated follow-on dealer manager agreement with CIM and CION Securities, LLC (formerly, ICON Securities, LLC), or CION Securities, in connection with the Company's follow-on continuous public offering. Under the amended and restated dealer manager agreement, the dealer manager fee was reduced from up to 3% to up to 2% of gross offering proceeds and selling commissions to the selling dealers were reduced from up to 7% to up to 3% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 and through March 8, 2018, the Company paid or accrued sales commissions of $64,649 to the selling dealers and dealer manager fees of $32,147 to CION Securities.

The Company has entered into an investment advisory agreement with CIM. On November 1, 2017, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2017.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. For the year ended December 31, 2017, the Company recorded subordinated incentive fees on income of $3,222, which are payable to CIM and are recorded as a liability as of December 31, 2017. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the years ended December 31, 2017, 2016 and 2015, the Company had no liability for and did not record any capital gains incentive fees.

With respect to the TRS, CIM became entitled to receive a capital gains incentive fee upon the termination of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS were realized. However, CIM did not take any incentive fees with respect to the Company’s TRS as realized losses exceeded realized gains on the underlying loans upon termination. See Note 2 for an additional discussion of CIM’s entitlement to receive payment of incentive fees.

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
December 31, 2017
(in thousands, except share and per share amounts)

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes CIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offerings (without giving effect to any potential expense support from CIG and its affiliates). If the Company sells the maximum number of shares at its latest public offering price of $9.70 per share, the Company estimates that it may incur up to approximately $29,891 of expenses. With respect to any reimbursements for offering and organizational costs, the Company will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.

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

Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of December 31, 2017, the Company raised gross offering proceeds of $1,116,539, of which it can pay up to $16,748 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through December 31, 2017, the Company paid $9,974 of such costs, leaving an additional $6,774 that can be paid. As of March 8, 2018, the Company raised gross offering proceeds of $1,125,698, of which it can pay up to $16,885 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through March 8, 2018, the Company paid $10,134 of such costs, leaving an additional $6,751 that can be paid.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with CIG, whereby CIG agreed to provide expense support to the Company in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. On December 13, 2013 and January 16, 2015, the Company and CIG amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from January 30, 2014 to January 30, 2015 and from January 30, 2015 to December 31, 2015, respectively. On December 16, 2015 and December 14, 2016, the Company further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the agreement and extending the termination date from December 31, 2016 to December 31, 2017, respectively. On January 2, 2018, the Company entered into an expense support and conditional reimbursement agreement with CIM for purposes of (i) replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement; and (ii) extending the termination date to December 31, 2018.

For the years ended December 31, 2017, 2016 and 2015, the Company did not receive any expense support from CIG or AIM. See Note 5 for additional information on the sources of the Company’s distributions.

Pursuant to the expense support and conditional reimbursement agreement, the Company will have a conditional obligation to reimburse CIM for any amounts funded by CIM under such agreement (i) if expense support amounts funded by CIM exceed operating expenses incurred during any fiscal quarter, (ii) if the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to shareholders, and (iii) during any fiscal quarter occurring within three years of the date on which CIM funded such amount. The obligation to reimburse CIM for any expense support provided by CIM under such agreement is further conditioned by the following: (i) in the period in which reimbursement is sought, the ratio of operating expenses to average net assets, when considering the reimbursement, cannot exceed the ratio of operating expenses to average net assets, as defined, for the period when the expense support was provided; (ii) in the period when reimbursement is sought, the annualized distribution rate cannot fall below the annualized distribution rate for the period when the expense support was provided; and (iii) the expense support can only be reimbursed within three years from the date the expense support was provided.

Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. During the years ended December 31, 2016 and 2015, the Company recorded obligations to repay expense support from CIG of $667 and $4,667, respectively. During the years ended December 31, 2016 and 2015, the Company repaid expense support to CIG of $1,147 and $4,187, respectively. As of December 31, 2016, all expense support previously provided by CIG was repaid. No additional expense support was provided by CIG and/or AIM during the year ended December 31, 2017. The Company may or may not be requested to reimburse any expense support provided in the future.

The Company or CIM may terminate the expense support and conditional reimbursement agreement at any time. CIM has indicated that it expects to continue such expense support until it believes that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income. If the Company terminates the investment advisory agreement with CIM, the Company may be required to repay all unreimbursed expense support funded by CIM within three years of the date of termination. The specific amount of expense support provided by CIM, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that CIM will support any portion of the Company’s expenses in future quarters.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

As of December 31, 2017 and 2016, the total liability payable to CIM and its affiliates was $11,603 and $6,508, respectively, which primarily related to fees earned by CIM during the three months ended December 31, 2017 and 2016, respectively.

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

Note 5. Distributions

From February 1, 2014 through July 17, 2017, the Company’s board of directors authorized and declared on a monthly basis a weekly distribution amount per share of common stock. On July 18, 2017, the Company's board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of common stock. Effective September 28, 2017, the Company's board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by the board of directors, each on a quarterly basis. Declared distributions are paid monthly.

The Company’s board of directors declared or ratified distributions for 52, 52 and 52 record dates during the years ended December 31, 2017, 2016 and 2015, respectively.

The following table presents cash distributions per share that were declared during the years ended December 31, 2017, 2016 and 2015:

	Distributions
Three Months Ended	Per Share	Amount
2015
March 31, 2015 (thirteen record dates)	$0.1829	$10,767
June 30, 2015 (thirteen record dates)	0.1829	13,223
September 30, 2015 (thirteen record dates)	0.1829	15,517
December 31, 2015 (thirteen record dates)	0.1829	17,761
Total distributions for the year ended December 31, 2015	$0.7316	$57,268
2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
June 30, 2016 (thirteen record dates)	0.1829	19,167
September 30, 2016 (thirteen record dates)	0.1829	19,480
December 31, 2016 (thirteen record dates)	0.1829	19,808
Total distributions for the year ended December 31, 2016	$0.7316	$77,459
2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
June 30, 2017 (thirteen record dates)	0.1829	20,371
September 30, 2017 (thirteen record dates)	0.1829	20,644
December 31, 2017 (thirteen record dates)	0.1829	20,923
Total distributions for the year ended December 31, 2017	$0.7316	$82,061

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

On December 26, 2017, the Company's co-chief executive officers declared regular weekly cash distributions of $0.014067 per share for January 2018 through March 2018.  Each distribution was paid or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
January 2, 2018	January 31, 2018	$0.014067
January 9, 2018	January 31, 2018	$0.014067
January 16, 2018	January 31, 2018	$0.014067
January 23, 2018	January 31, 2018	$0.014067
January 30, 2018	January 31, 2018	$0.014067
February 6, 2018	February 28, 2018	$0.014067
February 13, 2018	February 28, 2018	$0.014067
February 20, 2018	February 28, 2018	$0.014067
February 27, 2018	February 28, 2018	$0.014067
March 6, 2018	March 28, 2018	$0.014067
March 13, 2018	March 28, 2018	$0.014067
March 20, 2018	March 28, 2018	$0.014067
March 27, 2018	March 28, 2018	$0.014067

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

On January 22, 2016, the Company further amended and restated its distribution reinvestment plan pursuant to the fourth amended and restated distribution reinvestment plan, or the Fourth Amended DRIP.  The Fourth Amended DRIP became effective as of, and first applied to the reinvestment of cash distributions paid on March 30, 2016. Under the Fourth Amended DRIP, cash distributions to participating shareholders were reinvested in additional shares of common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance.

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

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For the years ended December 31, 2015, 2016 and 2017, none of the Company's distributions resulted from expense support from CIG or AIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIM provides such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017			2016			2015
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.6833	$76,683	93.4%	$0.4302	$45,549	58.8%	$0.3164	$24,762	43.2%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	0.0315	3,494	4.3%	0.2480	26,273	33.9%	0.3868	30,281	52.9%
Net gain on TRS loan sales(1)	0.0168	1,884	2.3%	0.0277	2,916	3.8%	0.0060	472	0.8%
Net realized gain on investments and foreign currency	—	—	—	0.0257	2,721	3.5%	0.0143	1,121	2.0%
Distributions in excess of net investment income(2)	—	—	—	—	—	—	0.0081	632	1.1%
Total distributions	$0.7316	$82,061	100.0%	$0.7316	$77,459	100.0%	$0.7316	$57,268	100.0%

(1)
During the year ended December 31, 2017, the Company realized losses that are not currently deductible on a tax-basis of $19,334 primarily due to the purchase of loans by Flatiron Funding II, LLC that were previously held in the TRS in connection with the TRS refinancing. See Note 8 for an additional discussion regarding this purchase. During the year ended December 31, 2016, the Company realized losses on TRS loans of $1,030, which were not deductible on a tax-basis until 2017.

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

Note 6. Investments

The composition of the Company’s investment portfolio as of December 31, 2017 and 2016 at amortized cost and fair value was as follows:

	December 31, 2017			December 31, 2016
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,088,512	$1,100,336	73.0%	$489,904	$489,913	48.1%
Senior secured second lien debt	342,906	333,944	22.1%	437,240	434,347	42.6%
Collateralized securities and structured products - debt	25,411	25,289	1.7%	39,471	38,114	3.7%
Collateralized securities and structured products - equity	19,833	18,525	1.2%	37,713	34,648	3.4%
Unsecured debt	7,653	7,639	0.5%	17,290	16,851	1.7%
Equity	21,538	21,915	1.5%	4,832	5,107	0.5%
Subtotal/total percentage	1,505,853	1,507,648	100.0%	1,026,450	1,018,980	100.0%
Short term investments(2)	206,547	206,547		70,498	70,498
Total investments	$1,712,400	$1,714,195		$1,096,948	$1,089,478

(1)	Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments, and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

Acquisition of Credit Suisse Park View BDC, Inc.

On September 30, 2016, Park South Funding, LLC, or Park South, a wholly-owned consolidated subsidiary of the Company, and Credit Suisse Alternative Capital, LLC, or CSAC, the sole owner of Credit Suisse Park View BDC, Inc., or CS Park View, entered into a Purchase and Sale Agreement to effect and consummate the acquisition of CS Park View by Park South. Pursuant to the Purchase and Sale Agreement, Park South acquired one hundred percent of the issued and outstanding shares of common stock of CS Park View from CSAC for a cash purchase price of $276,852. Substantially all of the assets acquired and liabilities assumed were financial assets (interests in senior secured loans and partnership interests of 26 portfolio companies as well as interest receivable and accrued expenses). The Company funded the cash purchase price partially with cash on hand and proceeds received from the JPM Credit Facility (see Note 8).

The acquisition was accounted for by the Company under the asset acquisition method of accounting in accordance with ASC 805-50, Business Combinations—Related Issues. Under the asset acquisition method of accounting, net assets are recognized based on their cost to the acquiring entity, which includes transaction costs. The purchase price of the assets acquired is allocated to the individual assets acquired or liabilities assumed based on their determined fair values and does not give rise to goodwill. The Company determined that the fair value of the net assets acquired equaled the purchase price, excluding transaction costs. Accordingly, transaction costs of $498 were expensed during the three months ended September 30, 2016.

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$255,608	17.0%	$118,337	11.6%
Services: Business	195,251	13.0%	126,869	12.5%
High Tech Industries	194,902	12.9%	217,339	21.3%
Media: Diversified & Production	117,896	7.8%	23,100	2.3%
Chemicals, Plastics & Rubber	82,981	5.5%	27,253	2.7%
Media: Advertising, Printing & Publishing	65,795	4.4%	54,354	5.3%
Consumer Goods: Durable	60,863	4.0%	1,000	0.1%
Telecommunications	58,891	3.9%	35,411	3.5%
Capital Equipment	53,276	3.5%	51,155	5.0%
Aerospace & Defense	52,312	3.5%	21,780	2.1%
Services: Consumer	46,702	3.1%	9,477	0.9%
Diversified Financials	43,814	2.9%	72,762	7.1%
Automotive	40,565	2.7%	39,192	3.9%
Energy: Oil & Gas	38,397	2.5%	12,803	1.3%
Retail	33,319	2.2%	18,852	1.9%
Transportation: Cargo	32,877	2.2%	—	—
Hotel, Gaming & Leisure	29,550	2.0%	28,974	2.8%
Beverage, Food & Tobacco	25,631	1.7%	53,658	5.3%
Construction & Building	24,633	1.6%	39,137	3.8%
Banking, Finance, Insurance & Real Estate	19,857	1.3%	17,636	1.7%
Metals & Mining	12,785	0.8%	11,349	1.1%
Consumer Goods: Non-Durable	7,055	0.5%	8,611	0.8%
Media: Broadcasting & Subscription	6,224	0.4%	9,776	1.0%
Forest Products & Paper	5,599	0.4%	—	—
Environmental Industries	2,865	0.2%	2,595	0.3%
Energy: Electricity	—	—	13,715	1.3%
Containers, Packaging & Glass	—	—	3,845	0.4%
Subtotal/total percentage	1,507,648	100.0%	1,018,980	100.0%
Short term investments	206,547		70,498
Total investments	$1,714,195		$1,089,478

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

	December 31, 2017		December 31, 2016
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,379,180	91.5%	$916,260	89.9%
Canada	29,114	1.9%	16,705	1.6%
Germany	19,231	1.3%	24,185	2.4%
Luxembourg	18,836	1.2%	—	—
Cayman Islands	18,525	1.2%	43,234	4.2%
Netherlands	18,317	1.2%	10,273	1.0%
Marshall Islands	10,012	0.7%	—	—
France	5,606	0.4%	—	—
Cyprus	5,137	0.3%	4,728	0.5%
United Kingdom	2,865	0.2%	2,595	0.3%
Bermuda	825	0.1%	1,000	0.1%
Subtotal/total percentage	1,507,648	100.0%	1,018,980	100.0%
Short term investments	206,547		70,498
Total investments	$1,714,195		$1,089,478

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.
As of December 31, 2017, investments on non-accrual status represented 1.4% of the Company's investment portfolio on a fair value basis. As of December 31, 2016, there were no investments on non-accrual status.

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2017 and 2016, the Company’s unfunded commitments amounted to $48,259 and $25,096, respectively. As of March 8, 2018, the Company’s unfunded commitments amounted to $68,150.  Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

Note 7. Derivative Instruments

In the normal course of business and subject to the requirements of the 1940 Act, the Company enters into derivative instruments as part of its investment strategy.

Credit Default Swap

On October 14, 2016, the Company entered into a credit default swap with JPMorgan Chase Bank N.A., with a base notional amount of €22,000, to purchase protection with respect to Deutsche Bank AG exposure. As of December 31, 2016, the fair value of the credit default swap was $46, which is presented as derivative asset on the consolidated balance sheet. The swap terminated on March 20, 2017.

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
December 31, 2017
(in thousands, except share and per share amounts)

The value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS were valued in the same manner as loans owned by the Company.  As of December 31, 2016, the fair value of the TRS was ($15,402). The fair value of the TRS was reflected as unrealized depreciation on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS was reflected in the Company’s consolidated statements of operations as net change in unrealized depreciation on total return swap. As of December 31, 2016, Flatiron had selected 51 underlying loans with a total notional amount of $407,847 and posted $143,335 in cash collateral held by Citibank (of which only $131,073 was required to be posted), which was reflected in due from counterparty on the Company's consolidated balance sheets. As of December 31, 2017, Citibank returned all cash collateral to Flatiron.

Receivable on total return swap was composed of any amounts due from Citibank that consisted of earned but not yet collected net interest and fees and net gains on sales and principal repayments of underlying loans of the TRS. As of December 31, 2016, the receivable on total return swap consisted of the following:

December 31, 2016
Interest and other income from TRS portfolio	$5,620
Interest and other expense from TRS portfolio	(1,928)
Net gain on TRS loan sales	495
Receivable on total return swap	$4,187

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. For the years ended December 31, 2017, 2016 and 2015, net realized (loss) gain on the TRS consisted of the following:

	Years Ended December 31,
	2017	2016	2015
Interest and other income from TRS portfolio	$6,511	$39,746	$40,499
Interest and other expense from TRS portfolio	(3,017)	(13,473)	(10,218)
Net (loss) gain on TRS loan sales	(17,450)	1,886	472
Net realized (loss) gain(1)	$(13,956)	$28,159	$30,753
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
December 31, 2017
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
December 31, 2017
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

(e)
For the year ended December 31, 2016, the following underlying loans subject to the TRS contained a PIK interest provision whereby the issuer had either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Issuer of Underlying Loan	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
Smile Brands Group, Inc.(f)	Senior Secured First Lien Debt	7.50%	1.50%	9.00%	$233	$41	$274
Southcross Holdings Borrower LP(g)	Senior Secured First Lien Debt	3.50%	5.50%	9.00%	$1	$1	$2

(f)	Outstanding principal and accrued interest of the underlying loan was fully repaid on August 17, 2016.

(g)	Prior to December 31, 2016, the underlying loan was assigned to the Company and removed from the TRS.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2017:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	L+2.00%	$324,542	$458	March 30, 2020
JPM Credit Facility	Term Loan Credit Facility	L+3.50%	224,423	577	August 23, 2020
UBS Facility	Repurchase Agreement	L+3.50%	162,500	37,500	May 19, 2020
MS Credit Facility	Revolving Credit Facility	L+3.00%	—	200,000	December 19, 2022

Citibank Credit Facility

On March 29, 2017, Flatiron Funding II entered into a senior secured credit facility with Citibank. The senior secured credit facility with Citibank, or the Citibank Credit Facility, provides for a revolving credit facility in an aggregate principal amount of $325,000, subject to compliance with a borrowing base. On March 29, 2017, September 26, 2017 and November 17, 2017, Flatiron Funding II drew down $231,698, $50,000 and $42,844 of borrowings under the Citibank Credit Facility, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

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

The Company incurred debt issuance costs of $1,945 in connection with obtaining the Citibank Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended Citibank Credit Facility, which is included in the Company’s consolidated balance sheet as of December 31, 2017 and will amortize to interest expense over the term of the Amended Citibank Credit Facility. At December 31, 2017, the unamortized portion of the debt issuance costs was $1,452.

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

In connection with the Amended Citibank Credit Facility, Flatiron Funding II has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. From the inception of the Citibank Credit Facility on March 29, 2017 to December 31, 2017, Flatiron Funding II was in compliance with all covenants and reporting requirements.

For the period from March 29, 2017 through December 31, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended Citibank Credit Facility were as follows:

For the Period from March 29, 2017 through December 31, 2017
Stated interest expense	$6,447
Non-usage fee	398
Amortization of deferred financing costs	493
Total interest expense	$7,338
Weighted average interest rate(1)	3.46%
Average borrowings	$256,259
(1) Includes the stated interest expense and non-usage fee on the unused portion of the Amended Citibank Credit Facility and is annualized for periods covering less than one year.

JPM Credit Facility

On August 26, 2016, 34th Street Funding, LLC, or 34th Street, a wholly-owned, consolidated, special purpose financing subsidiary of the Company, entered into a senior secured credit facility with JPMorgan Chase Bank, National Association, or JPM. The senior secured credit facility with JPM, or the JPM Credit Facility, provided for borrowings in an aggregate principal amount of $150,000, of which $25,000 may be funded as a revolving credit facility, each subject to conditions described in the JPM Credit Facility. On August 26, 2016, 34th Street drew down $57,000 of borrowings under the JPM Credit Facility.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

On September 30, 2016, July 11, 2017 and November 28, 2017, 34th Street amended and restated the JPM Credit Facility, or the Amended JPM Credit Facility, with JPM. Under the Amended JPM Credit Facility entered into on September 30, 2016, the aggregate principal amount available for borrowings was increased from $150,000 to $225,000, of which $25,000 may be funded as a revolving credit facility, subject to conditions described in the Amended JPM Credit Facility. On September 30, 2016, 34th Street drew down $167,423 of additional borrowings under the Amended JPM Credit Facility, a portion of which was used to purchase the portfolio of loans from Credit Suisse Park View BDC, Inc. Under the Amended JPM Credit Facility entered into on July 11, 2017 and November 28, 2017, certain immaterial administrative amendments were made as a result of the termination of AIM as the Company's investment sub-adviser as discussed in Note 1. No other material terms of the JPM Credit Facility were revised in connection with the Amended JPM Credit Facility.
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
In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the year ended December 31, 2017, 34th Street was in compliance with all covenants and reporting requirements.
The Company incurred debt issuance costs of $3,515 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of December 31, 2017 and will amortize to interest expense over the term of the Amended JPM Credit Facility. At December 31, 2017, the unamortized portion of the debt issuance costs was $2,332.
For the year ended December 31, 2017 and for the period from August 26, 2016 through December 31, 2016, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

	Year Ended December 31, 2017	For the Period from August 26, 2016 through December 31, 2016
Stated interest expense	$10,652	$2,753
Non-usage fee	5	45
Amortization of deferred financing costs	882	302
Total interest expense	$11,539	$3,100
Weighted average interest rate(1)	4.68%	4.41%
Average borrowings	$224,423	$178,644
(1) Includes the stated interest expense and non-usage fee on the unused portion of the Amended JPM Credit Facility and is annualized for periods covering less than one year.
UBS Facility

On May 19, 2017, the Company, through two newly-formed, wholly-owned, special-purpose financing subsidiaries, entered into a financing arrangement with UBS AG, London Branch, or UBS, pursuant to which up to $125,000 was made available to the Company.
Pursuant to the financing arrangement, assets in the Company's portfolio may be contributed from time to time to Murray Hill Funding II, LLC, or Murray Hill Funding II, through Murray Hill Funding, LLC, or Murray Hill Funding, each a newly-formed, wholly-owned, special-purpose financing subsidiary of the Company. On May 19, 2017, the Company contributed assets to Murray Hill Funding II. The assets held by Murray Hill Funding II secure the obligations of Murray Hill Funding II under Class A Notes, or the Notes, issued by Murray Hill Funding II. Pursuant to an Indenture, dated May 19, 2017, between Murray Hill Funding II and U.S. Bank National Association, or U.S. Bank, as trustee, or the Indenture, the aggregate principal amount of Notes that may be issued by Murray Hill Funding II from time to time was $192,308. Murray Hill Funding purchased the Notes issued by Murray Hill Funding II at a purchase price equal to their par value. Murray Hill Funding makes capital contributions to Murray Hill Funding II to, among other things, maintain the value of the portfolio of assets held by Murray Hill Funding II.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

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

Murray Hill Funding, in turn, entered into a repurchase transaction with UBS, pursuant to the terms of a Global Master Repurchase Agreement and the related Annex and Master Confirmation thereto, each dated May 19, 2017, or collectively, the UBS Facility. Pursuant to the UBS Facility, on May 19, 2017 and June 19, 2017, UBS purchased Notes held by Murray Hill Funding for an aggregate purchase price equal to 65% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the UBS Facility was $192,308. Accordingly, the aggregate maximum amount payable to Murray Hill Funding under the UBS Facility would not exceed $125,000. Murray Hill Funding will repurchase the Notes sold to UBS under the UBS Facility by no later than May 19, 2020. The repurchase price paid by Murray Hill Funding to UBS will be equal to the purchase price paid by UBS for the repurchased Notes (giving effect to any reductions resulting from voluntary partial prepayment(s)). If the UBS Facility is accelerated prior to May 19, 2020 due to an event of default or a mandatory or voluntary full payment by Murray Hill Funding, then Murray Hill Funding must pay to UBS a fee equal to the present value of the spread portion of the financing fees that would have been payable to UBS from the date of acceleration through May 19, 2020 had the acceleration not occurred. The financing fee under the UBS Facility is equal to the three-month LIBOR plus a spread of up to 3.50% per year for the relevant period.

On December 1, 2017, Murray Hill Funding II amended and restated the Indenture, or the Amended Indenture, pursuant to which the aggregate principal amount of Notes that may be issued by Murray Hill Funding II was increased from $192,308 to $266,667. Murray Hill Funding will purchase the Notes to be issued by Murray Hill Funding II from time to time. On December 1, 2017, Murray Hill Funding entered into a First Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Amended Master Confirmation, which sets forth the terms of the repurchase transaction between Murray Hill Funding and UBS under the UBS Facility. As part of the Amended Master Confirmation, on December 15, 2017 UBS purchased, and on or about March 30, 2018 UBS will purchase, the increased aggregate principal amount of Notes held by Murray Hill Funding for an aggregate purchase price equal to 75% of the principal amount of Notes issued. As a result of the Amended Master Confirmation, the aggregate maximum amount payable to Murray Hill Funding and to be made available to the Company under the UBS Facility was increased from $125,000 to $200,000. No other material terms of the UBS Facility were revised in connection with the amended UBS Facility.

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

The Company has no contractual obligation to post any such cash collateral or to make any payments to UBS on behalf of Murray Hill Funding. The Company may, but is not obligated to, increase its investment in Murray Hill Funding for the purpose of funding any cash collateral or payment obligations for which Murray Hill Funding becomes obligated in connection with the amended UBS Facility. The Company’s exposure under the amended UBS Facility is limited to the value of the Company’s investment in Murray Hill Funding.

Pursuant to the amended UBS Facility, Murray Hill Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the amended UBS Facility.

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,631 in connection with obtaining the amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the amended UBS Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the amended UBS Facility. At December 31, 2017, the unamortized portion of the upfront fee and other expenses was $2,234.

As of December 31, 2017, Notes in the aggregate principal amount of $216,667 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the amended UBS Facility for aggregate proceeds of $162,500. The carrying amount outstanding under the amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of December 31, 2017, the amount due at maturity under the amended UBS Facility was $162,500. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of December 31, 2017, the fair value of assets held by Murray Hill Funding II was $307,862.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

For the period from May 19, 2017 through December 31, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the amended UBS Facility were as follows:

For the Period from May 19, 2017 through December 31, 2017
Stated interest expense	$3,655
Amortization of deferred financing costs	398
Total interest expense	$4,053
Weighted average interest rate(1)	4.82%
Average borrowings	$120,980
(1) Includes the stated interest expense and non-usage fee, if any, on the unused portion of the amended UBS Facility and is annualized for periods covering less than one year.

MS Credit Facility

On December 19, 2017, 33rd Street Funding, LLC, or 33rd Street Funding, a newly-formed, wholly-owned, special purpose financing subsidiary of the Company, entered into a senior secured credit facility, or the MS Credit Facility, with Morgan Stanley Bank, N.A., or MS. The MS Credit Facility provides for a revolving credit facility in an aggregate principal amount of up to $200,000, subject to compliance with a borrowing base. 33rd Street Funding has not drawn down on any borrowings under the MS Credit Facility.

Advances under the MS Credit Facility will be available through December 19, 2020 and will bear interest at a floating rate equal to the three-month LIBOR, plus a spread of (i) 3.0% per year through December 19, 2020 and (i) 3.5% per year thereafter through December 19, 2022. Interest is payable quarterly in arrears. All advances under the MS Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than December 19, 2022. 33rd Street Funding may prepay advances pursuant to the terms and conditions of the loan and servicing agreement, subject to a 3% premium if the amount of the MS Credit Facility is reduced below $100,000 or terminated on or prior to December 19, 2018, and subject to a 2% or 1% premium if the amount of the MS Credit Facility is reduced or terminated on or prior to December 19, 2019 or December 19, 2020, respectively. In addition, 33rd Street Funding will be subject to a non-usage fee of 0.75% per year on the greater of (x) the amount, if any, of the aggregate principal amount available under the MS Credit Facility that has not been borrowed during the period from June 19, 2018 through December 19, 2020 and (y) 75% of $200,000 (or such smaller amount if the committed facility amount is reduced pursuant to the terms and conditions of the loan and servicing agreement). The non-usage fees, if any, are payable quarterly in arrears. 33rd Street Funding incurred certain customary costs and expenses in connection with obtaining the MS Credit Facility.

The Company contributed loans and other corporate debt securities to 33rd Street Funding in exchange for 100% of the membership interests of 33rd Street Funding, and may contribute additional loans and other corporate debt securities to 33rd Street Funding in the future. 33rd Street Funding’s obligations to MS under the MS Credit Facility are secured by a first priority security interest in all of the assets of 33rd Street Funding. The obligations of 33rd Street Funding under the MS Credit Facility are non-recourse to the Company, and the Company's exposure under the MS Credit Facility is limited to the value of the Company's investment in 33rd Street Funding. 33rd Street Funding has appointed CIM to manage its portfolio.

In connection with the MS Credit Facility, 33rd Street Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The MS Credit Facility contains customary events of default for similar financing transactions, including, without limitation: (a) the failure to make any payment when due and thereafter (other than with respect to payments of principal and interest), within one business day following the earlier of (i) 33rd Street Funding becoming aware of such failure; or (ii) notice of such default is provided by MS; (b) the insolvency or bankruptcy of 33rd Street Funding, the Company or CIM; (c) a change of control of 33rd Street Funding shall have occurred or CIM ceases to be the investment advisor of the Company; (d) the failure by 33rd Street Funding to make any payment when due in connection with any of its other indebtedness having an aggregate value of at least $500, or any other default by 33rd Street Funding of any agreement related to such indebtedness; (e) any representation, warranty, condition or agreement of 33rd Street Funding, the Company or CIM under the loan and servicing agreement is incorrect or not performed, which if capable of being cured, is not cured within 30 days; and (f) the failure to satisfy certain financial covenants, which if capable of being cured, is not cured within the time period specified in the loan and servicing agreement. Upon the occurrence and during the continuation of an event of default, MS may declare the outstanding advances and all other obligations under the MS Credit Facility immediately due and payable.

33rd Street Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,591 in connection with obtaining the MS Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and will amortize to interest expense over the term of the MS Credit Facility. Upon funding of the MS Credit Facility, any unamortized upfront fees will be recorded as a direct reduction to the outstanding balance of the MS Credit Facility, which will be included in the Company’s consolidated balance sheets. At December 31, 2017, the unamortized portion of the upfront fee and other expenses was $2,574.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

For the period from December 19, 2017 through December 31, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the MS Credit Facility were as follows:

For the Period from December 19, 2017 through December 31, 2017
Amortization of deferred financing costs	$17
Total interest expense	$17

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

For the years ended December 31, 2017 and 2016, the components of interest expense, average borrowings, and weighted average interest rate for the EWB Credit Facility were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Non-usage fee	$65	$198
Amortization of deferred financing costs	63	227
Stated interest expense	—	44
Total interest expense	$128	$469
Weighted average interest rate(1)	—	23.12%
Average borrowings	$—	$1,033
(1) Includes the stated interest expense and non-usage fees, if any, on the unused portion of the EWB Credit Facility.

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments and TRS as of December 31, 2017 and 2016, according to the fair value hierarchy:

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,100,336	$1,100,336	$—	$—	$489,913	$489,913
Senior secured second lien debt	—	—	333,944	333,944	—	—	434,347	434,347
Collateralized securities and structured products - debt	—	—	25,289	25,289	—	—	38,114	38,114
Collateralized securities and structured products - equity	—	—	18,525	18,525	—	—	34,648	34,648
Unsecured debt	—	—	7,639	7,639	—	—	16,851	16,851
Equity	5,638	—	16,277	21,915	—	—	5,107	5,107
Short term investments	206,547	—	—	206,547	70,498	—	—	70,498
Total Investments	$212,185	$—	$1,502,010	$1,714,195	$70,498	$—	$1,018,980	$1,089,478
Total return swap	$—	$—	$—	$—	$—	$—	$(15,402)	$(15,402)
Credit default swap	—	—	—	—	—	46	—	46
Total Derivatives	$—	$—	$—	$—	$—	$46	$(15,402)	$(15,356)
Total Investments and Derivatives	$212,185	$—	$1,502,010	$1,714,195	$70,498	$46	$1,003,578	$1,074,122

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, December 31, 2016	$489,913	$434,347	$38,114	$34,648	$16,851	$5,107	$(15,402)	$1,003,578
Investments purchased	1,172,883	224,820	—	—	8,736	14,308	—	1,420,747
Net realized (loss) gain	(7,302)	4,884	(662)	728	163	(2,607)	(13,956)	(18,752)
Net change in unrealized appreciation (depreciation)	11,815	(6,069)	1,235	1,757	425	(251)	15,402	24,314
Accretion of discount	6,503	2,601	72	—	35	—	—	9,211
Sales and principal repayments	(573,476)	(326,639)	(13,470)	(18,608)	(18,571)	(280)	13,956	(937,088)
Ending balance, December 31, 2017	$1,100,336	$333,944	$25,289	$18,525	$7,639	$16,277	$—	$1,502,010
Change in net unrealized appreciation on investments still held as of December 31, 2017(1)	$12,485	$(4,908)	$928	$1,564	$(14)	$105	$—	$10,160
(1) Included in net change in unrealized appreciation on investments in the consolidated statements of operations.

	Year Ended December 31, 2016
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, December 31, 2015	$104,187	$453,713	$41,663	$24,604	$26,740	$—	$(34,900)	$616,007
Investments purchased	423,262	124,281	—	10,000	6,518	5,832	—	569,893
Net realized gain	528	1,384	—	—	463	350	28,159	30,884
Net change in unrealized depreciation	1,969	12,293	1,341	3,515	2,374	275	19,498	41,265
Accretion of discount	1,422	1,104	110	—	127	—	—	2,763
Sales and principal repayments	(41,455)	(158,428)	(5,000)	(3,471)	(19,371)	(1,350)	(28,159)	(257,234)
Ending balance, December 31, 2016	$489,913	$434,347	$38,114	$34,648	$16,851	$5,107	$(15,402)	$1,003,578
Change in net unrealized depreciation on investments still held as of December 31, 2016(1)	$557	$8,568	$1,281	$3,515	$1,268	$275	$15,737	$31,201

(1)
Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation (depreciation) on total return swap.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of December 31, 2017 and 2016 were as follows:

	December 31, 2017
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$701,362	Discounted Cash Flow	Discount Rates	5.0%	-	375.0%	12.0%
	377,869	Broker Quotes	Broker Quotes	N/A			N/A
	21,105	Market Comparable Approach	EBITDA Multiple	3.75x	-	10.50x	7.65x
			Revenue Multiple	0.75x	-	1.00x	0.88x
Senior secured second lien debt	175,847	Discounted Cash Flow	Discount Rates	8.7%	-	246.3%	11.1%
	158,097	Broker Quotes	Broker Quotes	N/A			N/A
Collateralized securities and structured products - debt	25,289	Discounted Cash Flow	Discount Rates	6.3%	-	11.0%	9.6%
Collateralized securities and structured products - equity	18,525	Discounted Cash Flow	Discount Rates	14.0%	-	15.0%	14.5%
Unsecured debt	7,639	Discounted Cash Flow	Discount Rates	N/A			13.1%
Equity	16,250	Market Comparable Approach	EBITDA Multiple	4.50x	-	11.00x	9.34x
	27	Options Pricing Model	Expected Volatility	29.0%	-	30.0%	29.5%
Total	$1,502,010

(1)	Weighted average amounts are based on the estimated fair values.

	December 31, 2016
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$417,736	Discounted Cash Flow	Discount Rates	6.0%	-	21.3%	16.5%
	61,846	Broker Quotes	Broker Quotes	N/A			N/A
	10,331	Market Comparable Approach	EBITDA Multiple	4.00x	-	6.00x	4.78x
Senior secured second lien debt	291,189	Discounted Cash Flow	Discount Rates	8.5%	-	20.6%	10.5%
	129,219	Broker Quotes	Broker Quotes	N/A			N/A
	13,939	Market Comparable Approach	EBITDA Multiple	6.50x	—	9.50x	8.09x
			Revenue Multiple	0.65x	—	0.90x	0.65x
Collateralized securities and structured products - debt	38,114	Discounted Cash Flow	Discount Rates	7.8%	-	11.0%	10.1%
Collateralized securities and structured products - equity	34,648	Discounted Cash Flow	Discount Rates	9.3%	-	17.0%	13.8%
Unsecured debt	16,851	Broker Quotes	Broker Quotes	N/A			N/A
Equity	4,946	Market Comparable Approach	EBITDA Multiple	3.75x	—	10.50x	7.23x
	161	Options Pricing Model	Expected Volatility	N/A			36.2%
Total return swap	(1,002)	Discounted Cash Flow	Discount Rates	5.1%	-	14.6%	7.3%
	(14,400)	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,003,578

(1)	Weighted average amounts are based on the estimated fair values.

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
December 31, 2017
(in thousands, except share and per share amounts)

Note 10. General and Administrative Expense

General and administrative expense consisted of the following items for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Transfer agent expense	$1,284	$1,272	$1,144
Valuation expense	1,238	625	310
Professional fees	1,182	1,623	1,044
Dues and subscriptions	837	775	505
Director fees and expenses	438	274	296
Insurance expense	411	376	297
Printing and marketing expense	374	553	755
Accounting costs	237	241	115
Due diligence fees	165	470	1,006
Filing fees	73	53	478
Other expenses	877	455	298
Total general and administrative expense	$7,116	$6,717	$6,248

Note 11. Commitments and Contingencies

The Company entered into certain contracts with other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to such indemnifications to be remote.

As of December 31, 2017 and 2016, the Company’s unfunded commitments were as follows:

Unfunded Commitments	December 31, 2017(1)	December 31, 2016(1)
Centene Corp.(4)	$12,170	$—
DFC Global Facility Borrower II LLC(2)	10,425	—
Discovery DJ Services LLC(2)	4,706	—
Foundation Consumer Healthcare, LLC(2)	4,211	—
Moss Holding Company(2)	3,278	—
Elemica, Inc.(2)	2,500	2,500
Ministry Brands, LLC	1,865	5,274
Studio Movie Grill Holdings, LLC(2)	1,608	4,127
Teladoc, Inc.(2)	1,250	—
Ivy Hill Middle Market Credit Fund VIII, Ltd.(2)	1,111	1,111
VLS Recovery Services, LLC(2)	1,108	—
Charming Charlie, LLC(2)	1,048	—
Pathway Partners Vet Management Company LLC(2)	818	—
PDI TA Holdings, Inc.	815	—
Frontline Technologies Group Holding LLC(2)	540	—
Covenant Surgical Partners, Inc.(2)	458	—
American Media, Inc.(2)	237	711
Accruent, LLC(2)	111	—
Tennessee Merger Sub, Inc.(3)	—	10,254
ABG Intermediate Holdings 2 LLC	—	1,119
Total	$48,259	$25,096

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

(2)
As of March 8, 2018, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $2,701, $111, $830, $210, $271, $9,765, $4,510, $2,500, $4,211, $540, $1,111, $3,278, $433, $1,608, $1,250, $64 and $949 to Access CIG, LLC, Accruent, LLC, American Media, Inc., Charming Charlie, LLC, Covenant Surgical Partners, Inc., DFC Global Facility Borrower II LLC, Discovery DJ Services LLC, Elemica Holdings, Inc., Foundation Consumer Healthcare, LLC, Frontline Technologies Group Holding LLC, Ivy Hill Middle Market Credit Fund VIII, Ltd., Moss Holding Company, Pathway Partners Vet Management Company LLC, Studio Movie Grill Holdings, LLC, Teladoc, Inc., Visual Edge Technology Inc. and VLS Recovery Services, LLC, respectively. In addition, subsequent to December 31, 2017, the Company entered into unfunded commitments of $4,459, $2,055, $2,654 and $6,301, with CircusTrix Holdings, LLC, Instant Web, LLC, NM GRC Holdco, LLC and Titan Acquisition Ltd., respectively.

(3)
As of December 31, 2016, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Prior to December 31, 2017, the unfunded commitment was terminated.

(4)
As of December 31, 2017, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Prior to March 8, 2018, the unfunded commitment was increased to $18,340.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise.  For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2017 and 2016, refer to the table above and the consolidated schedules of investments.

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

Note 12. Fee Income

Fee income consists of commitment fees, amendment fees and administrative agent fees. The following table summarizes the Company’s fee income for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Amendment fees	$5,997	$261	$97
Commitment fees	931	417	718
Administrative agent fees	—	20	—
Total	$6,928	$698	$815

Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	Years Ended December 31,
	2017	2016	2015	2014	2013
Per share data:(1)
Net asset value at beginning of period	$9.11	$8.71	$9.22	$9.32	$8.97
Results of operations:
Net investment income (loss)(2)	0.71	0.45	0.32	0.19	(0.01)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and gain (loss) on foreign currency(3)	0.04	0.23	(0.17)	0.02	0.20
Net realized gain and net change in unrealized appreciation on total return swap	0.01	0.45	—	0.33	0.91
Net increase in net assets resulting from operations(3)	0.76	1.13	0.15	0.54	1.10
Shareholder distributions:
Distributions from net investment income	(0.68)	(0.43)	(0.32)	(0.18)	—
Distributions from net realized gains	(0.05)	(0.30)	(0.40)	(0.55)	(0.64)
Distributions in excess of net investment income(4)	—	—	(0.01)	—	(0.08)
Net decrease in net assets from shareholders' distributions	(0.73)	(0.73)	(0.73)	(0.73)	(0.72)
Capital share transactions:
Issuance of common stock above net asset value(5)	—	—	0.07	0.09	0.14
Repurchases of common stock(6)	—	—	—	—	—
Amortization of deferred offering expenses	—	—	—	—	(0.17)
Net increase (decrease) in net assets resulting from capital share transactions	—	—	0.07	0.09	(0.03)
Net asset value at end of period	$9.14	$9.11	$8.71	$9.22	$9.32
Shares of common stock outstanding at end of period	115,781,751	109,787,557	103,814,361	53,818,629	15,510,178
Total investment return-net asset value(7)	8.76%	13.51%	2.13%	6.92%	11.96%
Net assets at beginning of period	$999,763	$904,326	$496,389	$144,571	$4,487
Net assets at end of period	$1,058,691	$999,763	$904,326	$496,389	$144,571
Average net assets	$1,026,998	$936,739	$719,358	$313,044	$51,027
Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets(8)	7.78%	5.09%	3.44%	2.08%	(0.10)%
Ratio of gross operating expenses to average net assets(9)	6.34%	3.51%	3.90%	4.18%	11.51%
Ratio of expenses (before expense support from CIG and recoupment of expense support) to average net assets(10)	6.34%	3.44%	3.25%	3.98%	11.51%
Ratio of net expense recoupments (net expense support from CIG) to average net assets(11)	—	0.07%	0.65%	(0.40)%	(7.76)%
Ratio of net operating expenses to average net assets	6.34%	3.51%	3.90%	3.58%	3.75%
Portfolio turnover rate(12)	68.07%	29.78%	20.94%	68.98%	14.97%
Asset coverage ratio(13)	2.49	3.04	2.84	2.52	2.34

(1)	The per share data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 was derived by using the weighted average shares of common stock outstanding during each period.

(2)
Net investment income (loss) per share includes expense support from CIG of $0.06 and $0.72 per share for the years ended December 31, 2014 and 2013, respectively. There was no expense support from CIG or AIM for the years ended December 31, 2017, 2016 or 2015. Net investment income (loss) per share also includes expense support recoupments by CIG of $0.01, $0.06 and $0.02 per share for the years ended December 31, 2016, 2015 and 2014, respectively. There was no expense support recoupment by CIG for the years ended December 31, 2017 or 2013.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

(3)
The amount shown for net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and gain (loss) on foreign currency is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

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

(5)
The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the years ended December 31, 2017 and 2016.

(6)
Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

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

(8)
Excluding the impact of expense support from CIG and/or the recoupment of expense support by CIG during the period, the ratio of net investment income (loss) to average net assets would have been 7.78%, 5.16%, 4.09%, 1.68% and (7.86)% for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(9)	Ratio of gross operating expenses to average net assets does not include expense support provided by CIG and/or AIM, if any.

(10)	The ratio of gross expense recoupments by CIG to average net assets for the years ended December 31, 2016 and 2015 was 0.07% and 0.65%, respectively.

(11)
In order to record an obligation to reimburse CIM for expense support provided, the ratio of gross operating expenses to average net assets, when considering the recoupment, in the period in which recoupment is sought, cannot exceeded the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, the ratio of gross operating expenses to average net assets, when considering recoupment of expense support, was 0.63%, 0.59%, 0.63%, 0.8% and 2.45%, respectively.

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

Note 14. Income Taxes

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute substantially all of its taxable income to its shareholders. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to corporate level federal income tax or federal excise taxes. Accordingly, no federal income tax provision was required for the year ended December 31, 2017.

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

As of December 31, 2017 and 2016, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	December 31, 2017	December 31, 2016
Paid-in-capital in excess of par value	$(233)	$(296)
Undistributed net investment income	10,103	28,451
Accumulated net realized losses	(9,870)	(28,155)

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

These permanent differences are primarily due to the reclassification of foreign currency, the tax treatment of swaps, and nondeductible expenses. These reclassifications had no effect on net assets.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV and were as follows for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	$81,134	98.9%	$76,553	98.8%	$57,268	100.0%
Realized long term capital gains	927	1.1%	906	1.2%	—	—
Total	$82,061	100.0%	$77,459	100.0%	$57,268	100.0%

(1)	Includes net short term capital gains and realized gains on total return swap of $5,484, $31,007 and $31,874 for the years ended December 31, 2017, 2016 and 2015, respectively.

See Note 5, Distributions, for further information.

As of December 31, 2017 and 2016, the components of accumulated earnings on a tax basis were as follows:

	December 31, 2017	December 31, 2016
Undistributed ordinary income	$10,508	$3,847
Accumulated losses	(3,354)	—
Undistributed long term capital gains	—	924
Net unrealized depreciation on investments and total return swap	(24,568)	(26,398)
	$(17,414)	$(21,627)

As of December 31, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $23,910; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $48,478; the net unrealized depreciation was $24,568; and the aggregate cost of securities for Federal income tax purposes was $1,738,763.

As of December 31, 2016, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $9,389; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $20,202; the net unrealized appreciation was $10,813; and the aggregate cost of securities for Federal income tax purposes was $1,100,291.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share amounts)

Note 15. Selected Quarterly Financial Data (unaudited)

The following is the selected quarterly financial data as of and for the years ended December 31, 2017 and 2016. The following information reflects all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Investment income	$28,045	$35,345	$38,378	$43,220
Net investment income	16,545	20,130	21,402	21,789
Net realized and unrealized (loss) gain on investments, foreign currency and total return swap	(666)	9,411	(1,021)	(1,691)
Net increase in net assets resulting from operations	15,879	29,541	20,381	20,098
Net increase in net assets resulting from operations per share of common stock	0.14	0.27	0.18	0.18
Net asset value per share of common stock at end of quarter	9.07	9.15	9.15	9.14
Weighted average shares of common stock outstanding	110,083,778	111,447,448	112,954,234	114,486,933

Quarter Ended	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Investment income	$17,271	$17,830	$18,733	$26,756
Net investment income	10,475	10,830	10,695	15,711
Net realized and unrealized (loss) gain on investments and total return swap	(5,859)	31,107	33,042	13,672
Net increase in net assets resulting from operations	4,616	41,937	43,737	29,383
Net increase in net assets resulting from operations per share of common stock	0.04	0.40	0.41	0.27
Net asset value per share of common stock at end of quarter	8.57	8.79	9.02	9.11
Weighted average shares of common stock outstanding	103,957,573	104,835,705	106,581,390	108,395,601

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

In connection with the preparation of our annual consolidated financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III
We will file a Definitive Proxy Statement for our 2018 Annual Meeting of Shareholders with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our Definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

4.1
Form of Follow-On Subscription Agreement (Incorporated by reference to Appendix A to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form N-2 filed with the SEC on February 15, 2018 (File No. 333-203683)).

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

10.9
Expense Support and Conditional Reimbursement Agreement, dated as of January 2, 2018, by and between CĪON Investment Corporation and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2018 (File No. 814-00941)).

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

10.30
Amended and Restated Indenture, dated as of December 1, 2017, by and between Murray Hill Funding II, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2017 (File No. 814-00941)).

10.31	Murray Hill Funding II, LLC Class A Notes Due 2027 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

Exhibit Number	Description of Document

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

10.36
Murray Hill Funding II, LLC Class A Notes Due 2027 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2017 (File No. 814-00941)).

10.37
First Amended and Restated Master Confirmation, dated as of December 1, 2017, to the October 2000 Version Global Master Repurchase Agreement, dated as of May 19, 2017, by and between UBS AG, London Branch and Murray Hill Funding, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2017 (File No. 814-00941)).

10.38
Loan and Servicing Agreement, dated as of December 19, 2017, by and among 33rd Street Funding, LLC, CION Investment Management, LLC, Morgan Stanley Asset Funding Inc., Morgan Stanley Bank, N.A. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2017 (File No. 814-00941)).

10.39
Sale and Contribution Agreement, dated as of December 19, 2017, by and between 33rd Street Funding, LLC and CĪON Investment Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2017 (File No. 814-00941)).

10.40
Portfolio Management Agreement, dated as of December 19, 2017, by and between 33rd Street Funding, LLC and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2017 (File No. 814-00941)).

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
Date: March 15, 2018
CĪON Investment Corporation
(Registrant)
By:  /s/ Michael A. Reisner
Michael A. Reisner
        Co-Chief Executive Officer
By:  /s/ Mark Gatto
Mark Gatto
        Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 15, 2018
CĪON Investment Corporation
(Registrant)
By:  /s/ Michael A. Reisner
Michael A. Reisner
        Co-Chief Executive Officer and Director
        (Principal Executive Officer)
By:  /s/ Mark Gatto
Mark Gatto
        Co-Chief Executive Officer and Director
        (Principal Executive Officer)
By:  /s/ Keith S. Franz
Keith S. Franz
        Chief Financial Officer
        (Principal Financial and Accounting Officer)
By:  /s/ Robert A. Breakstone
Robert A. Breakstone
        Director
By:  /s/ Peter I. Finlay
Peter I. Finlay
        Director
By:  /s/ Aron I. Schwartz
Aron I. Schwartz
        Director
By:  /s/ Earl V. Hedin
Earl V. Hedin
        Director