Form 10-Q
period 2018-03-31
CION Investment Corp
filed 2018-05-15
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 10, 2018 was 114,822,990.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,742,041 and $1,692,978, respectively)	$1,746,393	$1,698,662
Non-controlled, affiliated investments (amortized cost of $19,130 and $19,422, respectively)	15,123	15,533
Total investments, at fair value (amortized cost of $1,761,171 and $1,712,400, respectively)	1,761,516	1,714,195
Cash	13,738	56,354
Interest receivable on investments	12,323	12,433
Receivable due on investments sold	26,522	29,524
Prepaid expenses and other assets	3,284	3,417
Total assets	$1,817,383	$1,815,923

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $5,414 and $6,018, respectively)	$706,050	$705,447
Payable for investments purchased	38,835	36,439
Accounts payable and accrued expenses	1,351	1,432
Interest payable	2,532	2,311
Accrued management fees	7,939	7,821
Accrued subordinated incentive fee on income	—	3,222
Accrued administrative services expense	111	556
Due to CIG - offering costs	12	4
Total liabilities	756,830	757,232

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
116,108,932 and 115,781,751 shares issued and outstanding, respectively	116	116
Capital in excess of par value	1,079,262	1,076,131
Undistributed net investment income	10,549	10,368
Accumulated net realized loss from investments	(10,385)	(10,385)
Accumulated net unrealized appreciation on investments	345	1,795
Accumulated net realized loss from total return swap(1)	(19,334)	(19,334)
Total shareholders' equity	1,060,553	1,058,691
Total liabilities and shareholders' equity	$1,817,383	$1,815,923
Net asset value per share of common stock at end of period	$9.13	$9.14
(1)  See Note 7 for a discussion of the Company’s total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Investment income
Interest income:
Non-controlled, non-affiliated investments	$38,073	$27,498
Non-controlled, affiliated investments	99	—
Total interest income	38,172	27,498
Fee and other income	214	547
Total investment income	38,386	28,045
Operating expenses
Management fees	7,939	6,482
Administrative services expense	461	346
General and administrative(1)	1,982	1,746
Interest expense	8,918	2,926
Total operating expenses	19,300	11,500
Net investment income	19,086	16,545
Realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	2,078	740
Non-controlled, affiliated investments	17	—
Total return swap(2)	—	(14,269)
Foreign currency	2	144
Net realized gains (losses)	2,097	(13,385)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(1,333)	(2,817)
Non-controlled, affiliated investments	(117)	—
Total return swap(2)	—	15,536
Net change in unrealized (depreciation) appreciation	(1,450)	12,719
Net realized and unrealized gains (losses)	647	(666)
Net increase in net assets resulting from operations	$19,733	$15,879
Per share information—basic and diluted
Net increase in net assets per share resulting from operations	$0.17	$0.14
Weighted average shares of common stock outstanding	114,849,958	110,083,778
(1)  See Note 10 for details of the Company's general and administrative expenses.
(2)  See Note 7 for a discussion of the Company's total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$19,086	$16,545
Net realized gain on investments	2,095	740
Net realized gain on foreign currency	2	144
Net change in unrealized depreciation on investments	(1,450)	(2,817)
Net realized loss on total return swap(1)	—	(14,269)
Net change in unrealized appreciation on total return swap(1)	—	15,536
Net increase in net assets resulting from operations	19,733	15,879
Changes in net assets from shareholders' distributions:(2)
Net investment income	(18,905)	(15,289)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	—	(3,316)
Net gain on TRS loan sales(3)	—	(634)
Net realized gain on investments and foreign currency	(2,097)	(884)
Net decrease in net assets from shareholders' distributions	(21,002)	(20,123)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $471 and $448, respectively	11,666	11,935
Reinvestment of shareholders' distributions	9,844	9,926
Repurchase of common stock	(18,379)	(7,370)
Net increase in net assets resulting from capital share transactions	3,131	14,491

Total increase in net assets	1,862	10,247
Net assets at beginning of period	1,058,691	999,763
Net assets at end of period	$1,060,553	$1,010,010
Net asset value per share of common stock at end of period	$9.13	$9.07
Shares of common stock outstanding at end of period	116,108,932	111,370,686
Undistributed net investment income at end of period	$10,549	$2,684

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	This table presents changes in net assets from shareholders' distributions on a GAAP basis. See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	During the three months ended March 31, 2017, the Company realized losses of $21,146, which were not then deductible on a tax-basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$19,733	$15,879
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(2,318)	(1,817)
Proceeds from principal repayment of investments	192,418	109,443
Purchase of investments	(322,156)	(508,339)
Paid-in-kind interest	(665)	(729)
Decrease in short term investments, net	25,452	198
Proceeds from sale of investments	60,369	30,903
Net realized gain on investments	(2,095)	(740)
Net unrealized depreciation on investments	1,450	2,817
Net unrealized appreciation on total return swap(1)	—	(15,536)
Amortization of debt issuance costs	737	273
(Increase) decrease in due from counterparty(1)	—	123,254
(Increase) decrease in interest receivable on investments	334	1,389
(Increase) decrease in receivable due on investments sold	3,002	(2,112)
(Increase) decrease in receivable due on total return swap(1)	—	16,874
(Increase) decrease in prepaid expenses and other assets	5	127
Increase (decrease) in payable for investments purchased	2,396	11,923
Increase (decrease) in accounts payable and accrued expenses	(81)	(395)
Increase (decrease) in interest payable	221	109
Increase (decrease) in accrued management fees	118	701
Increase (decrease) in accrued administrative services expense	(445)	(336)
Increase (decrease) in due to CIG - offering costs	8	—
Increase (decrease) in subordinated incentive fee on income payable	(3,222)	—
Net cash used in operating activities	(24,739)	(216,114)
Financing activities:
Gross proceeds from issuance of common stock	12,137	12,383
Commissions and dealer manager fees paid	(471)	(450)
Repurchase of common stock	(18,379)	(7,370)
Shareholders' distributions paid(2)	(11,158)	(10,197)
Borrowings under financing arrangements(3)	—	231,698
Debt issuance costs paid	(6)	(1,811)
Net cash (used in) provided by financing activities	(17,877)	224,253
Net (decrease) increase in cash and restricted cash	(42,616)	8,139
Cash and restricted cash, beginning of period	56,354	17,046
Cash and restricted cash, end of period	$13,738	$25,185
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,976	$2,540
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions(2)	$9,844	$9,926

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 8 for a discussion of the Company’s financing arrangements.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 109.4%
AbelConn, LLC / Atrenne Computing Solutions, LLC / Airco Industries, LLC, L+875, 1.00% LIBOR Floor, 7/17/2019 (p)(r)	3 Month LIBOR	Aerospace & Defense	$18,506	$18,323	$18,599
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022 (q)	(y)	Retail	14,531	11,831	11,643
Access CIG, LLC, L+375, 0.00% LIBOR Floor, 2/27/2025	1 Month LIBOR	Services: Business	914	910	927
Access CIG, LLC, 0.00% Unfunded, 8/27/2018	None	Services: Business	191	—	3
Adams Publishing Group, LLC, L+700, 1.00% LIBOR Floor, 11/3/2020 (p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	5,074	5,034	5,074
Advanced Integration Technology LP, L+475, 1.00% LIBOR Floor, 4/3/2023 (q)	2 Month LIBOR	Aerospace & Defense	3,960	3,991	3,990
Allen Media, LLC, L+925, 1.00% LIBOR Floor, 3/22/2025 (p)(r)	1 Month LIBOR	Media: Diversified & Production	60,000	58,504	58,650
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020 (k)(q)	3 Month LIBOR	Media: Advertising, Printing & Publishing	13,562	12,403	11,697
Alvogen Pharma US, Inc., L+500, 1.00% LIBOR Floor, 4/1/2022 (q)	1 Month LIBOR	Healthcare & Pharmaceuticals	8,105	8,071	8,149
American Clinical Solutions LLC, 12.50%, 6/11/2020 (u)(w)	None	Healthcare & Pharmaceuticals	9,152	9,070	7,413
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021 (q)(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,694	10,270	10,708
American Media, Inc., L+900, 1.00% LIBOR Floor, 8/24/2020 (p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	14,815	14,452	15,185
American Media, Inc., 0.50% Unfunded, 8/24/2020	None	Media: Advertising, Printing & Publishing	746	—	19
American Media, Inc., 9.00% Unfunded, 8/24/2020	None	Media: Advertising, Printing & Publishing	84	—	2
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021 (p)(q)(r)(s)	2 Month LIBOR	Telecommunications	21,031	19,418	21,031
AMPORTS, Inc., L+500, 1.00% LIBOR Floor, 5/19/2020 (l)(p)(r)	1 Month LIBOR	Automotive	18,943	18,712	18,943
AP Exhaust Acquisition, LLC, L+500, 1.00% LIBOR Floor, 5/10/2024 (q)	3 Month LIBOR	Automotive	5,599	5,416	5,616
Ascent Resources - Marcellus, LLC, L+650, 1.00% LIBOR Floor, 3/30/2023	1 Month LIBOR	Energy: Oil & Gas	712	712	712
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024 (q)	1 Month LIBOR	Construction & Building	10,927	10,739	10,627
Azure Midstream Energy, LLC, L+750, 1.00% LIBOR Floor, 12/31/2019 (q)	1 Month LIBOR	Energy: Oil & Gas	1,964	1,928	1,934
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023 (r)(s)	3 Month LIBOR	Aerospace & Defense	19,950	19,762	19,551
Caraustar Industries, Inc., L+550, 1.00% LIBOR Floor, 3/14/2022 (q)	3 Month LIBOR	Forest Products & Paper	5,563	5,620	5,566
Cardinal US Holdings, Inc., L+500, 1.00% LIBOR Floor, 7/31/2023 (q)	3 Month LIBOR	Services: Business	8,458	7,901	8,077
CB URS Holdings Corp., L+525, 1.00% LIBOR Floor, 9/1/2024 (q)(s)	1 Month LIBOR	Transportation: Cargo	14,775	14,703	15,034
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021 (q)(s)	1 Month LIBOR	Services: Consumer	17,853	17,881	17,897
Charming Charlie, LLC, L+100, 1.00% LIBOR Floor, 6/8/2018	1 Month LIBOR	Retail	4,190	2,366	3,771
Charming Charlie, LLC, L+450, 1.00% LIBOR Floor, 6/8/2018	1 Month LIBOR	Retail	1,885	1,885	1,678
Charming Charlie, LLC, L+800, 1.00% LIBOR Floor, 12/24/2019 (u)	1 Month LIBOR	Retail	7,936	2,417	—
Charming Charlie, LLC, 0.38% Unfunded, 6/8/2018	None	Retail	210	—	(23)
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021 (s)	3 Month LIBOR	Hotel, Gaming & Leisure	20,490	20,291	20,285
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/27/2019	None	Hotel, Gaming & Leisure	4,459	—	(45)
Confie Seguros Holding II Co., L+525, 1.00% LIBOR Floor, 4/16/2022 (q)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	15,862	15,753	15,867
Covenant Surgical Partners, Inc., L+475, 0.00% LIBOR Floor, 10/4/2024 (q)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,869	1,865	1,869
Covenant Surgical Partners, Inc., L+475, 0.00% LIBOR Floor, 10/4/2024 (q)	3 Month LIBOR	Healthcare & Pharmaceuticals	290	289	290
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Covenant Surgical Partners, Inc., 4.75% Unfunded, 10/4/2018 (q)	None	Healthcare & Pharmaceuticals	271	—	—
CSP Technologies North America, LLC, L+525, 1.00% LIBOR Floor, 1/29/2022 (r)	3 Month LIBOR	Chemicals, Plastics & Rubber	13,483	13,263	13,517
David's Bridal, Inc., L+400, 1.25% LIBOR Floor, 10/11/2019 (q)	3 Month LIBOR	Retail	3,406	3,035	2,923
Dayton Superior Corp., L+800, 1.00% LIBOR Floor, 11/15/2021 (q)	3 Month LIBOR	Construction & Building	6,252	5,680	5,814
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022 (i)(q)	3 Month LIBOR	Services: Business	5,892	5,714	5,943
Deluxe Entertainment Services Group Inc., L+550, 1.00% LIBOR Floor, 2/28/2020 (q)	1 Month LIBOR	Media: Diversified & Production	16,413	16,319	16,259
DFC Global Facility Borrower II LLC, L+1075, 1.00% LIBOR Floor, 9/27/2022	1 Month LIBOR	Services: Consumer	20,235	20,100	20,235
DFC Global Facility Borrower II LLC, 0.50% Unfunded, 9/27/2019	None	Services: Consumer	9,765	—	—
Discovery DJ Services LLC, L+725, 1.00% LIBOR Floor, 10/25/2022	1 Month LIBOR	Energy: Oil & Gas	6,078	5,893	5,987
Discovery DJ Services LLC, 0.50% Unfunded, 4/25/2019	None	Energy: Oil & Gas	392	—	(6)
Discovery DJ Services LLC, 0.50% Unfunded, 10/25/2022	None	Energy: Oil & Gas	3,529	—	(53)
Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC, L+875, 1.00% LIBOR Floor, 10/31/2019 (p)	3 Month LIBOR	Construction & Building	9,712	9,633	9,554
DXP Enterprises, Inc., L+550, 1.00% LIBOR Floor, 8/29/2023 (i)(q)	1 Month LIBOR	Energy: Oil & Gas	9,950	9,857	10,031
EagleTree-Carbide Acquisition Corp., L+475, 1.00% LIBOR Floor, 8/28/2024 (k)(q)	3 Month LIBOR	Consumer Goods: Durable	19,925	19,780	20,112
Eastman Kodak Company, L+625, 1.00% LIBOR Floor, 9/3/2019 (i)(q)	3 Month LIBOR	Consumer Goods: Durable	1,965	1,961	1,856
Elemica, Inc., L+800, 1.00% LIBOR Floor, 7/7/2021 (p)(r)	1 Month LIBOR	High Tech Industries	17,194	16,880	17,022
Elemica, Inc., 0.50% Unfunded, 7/7/2021	None	High Tech Industries	2,500	(41)	(25)
Emmis Operating Company, L+700, 1.00% LIBOR Floor, 4/18/2019 (q)	1 Month LIBOR	Media: Broadcasting & Subscription	3,384	3,229	3,300
Entertainment Studios P&A LLC, 11.27%, 5/18/2037	None	Media: Diversified & Production	37,500	36,956	34,514
Entertainment Studios P&A LLC, 5.00%, 5/18/2037 (m)	None	Media: Diversified & Production	3,410	3,343	6,862
EnTrans International, LLC, L+750, 1.00% LIBOR Floor, 6/4/2020	1 Month LIBOR	Capital Equipment	12,750	10,268	12,750
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021 (i)(q)	1 Month LIBOR	High Tech Industries	10,236	9,648	9,908
F+W Media, Inc., L+1000, 1.50% LIBOR Floor, 5/24/2022 (p)(u)(v)(w)	1 Month LIBOR	Media: Diversified & Production	2,816	2,747	1,359
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022 (v)(w)	1Month LIBOR	Media: Diversified & Production	1,144	1,144	1,201
Forbes Media LLC, L+675, 1.00% LIBOR Floor, 9/12/2019 (l)(r)	1 Month LIBOR	Media: Advertising, Printing & Publishing	14,660	14,449	14,659
Foundation Consumer Healthcare, LLC, L+650, 1.00% LIBOR Floor, 11/2/2023 (p)(r)(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	45,675	45,347	45,903
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	4,211	(32)	21
Frontline Technologies Group Holding LLC, 1.00% Unfunded, 9/18/2019	None	High Tech Industries	540	—	(6)
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023 (q)(s)	3 Month LIBOR	Services: Business	14,654	14,587	14,805
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021 (q)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,837	4,592	4,255
Heartland Dental, LLC, L+475, 1.00% LIBOR Floor, 7/31/2023 (q)	3 Month LIBOR	Healthcare & Pharmaceuticals	3,990	3,972	4,004
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/21/2018 (p)	3 Month LIBOR	Services: Business	7,480	7,254	7,106
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023 (k)(q)(r)(s)	3 Month LIBOR	Media: Advertising, Printing & Publishing	16,040	16,024	15,980
Instant Web, LLC, L+650, 0.00% LIBOR Floor, 12/15/2022 (p)(s)	1 Month LIBOR	Media: Advertising, Printing & Publishing	39,796	39,699	39,697
Instant Web, LLC, L+650, 0.00% LIBOR Floor, 12/15/2022	1 Month LIBOR	Media: Advertising, Printing & Publishing	649	647	647
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Instant Web, LLC, 0.50% Unfunded, 12/15/2022	None	Media: Advertising, Printing & Publishing	2,055	—	(6)
International Seaways, Inc., L+550, 1.00% LIBOR Floor, 6/22/2022 (i)(q)	1 Month LIBOR	Transportation: Cargo	9,875	9,700	9,813
Ipsen International GmbH, L+800, 1.00% LIBOR Floor, 9/30/2019 (i)(l)	1 Month LIBOR	Capital Equipment	1,202	1,205	1,202
Ipsen, Inc., L+700, 1.00% LIBOR Floor, 9/30/2019 (l)(r)	1 Month LIBOR	Capital Equipment	7,790	7,737	7,790
Island Medical Management Holdings, LLC, L+550, 1.00% LIBOR Floor, 9/1/2022 (r)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,674	13,519	12,990
ITC Service Group Acquisition LLC, L+950, 0.50% LIBOR Floor, 5/26/2021 (l)(p)	1 Month LIBOR	High Tech Industries	11,250	11,089	10,969
KLO Intermediate Holdings, LLC, L+775, 1.25% LIBOR Floor, 4/7/2022 (r)	1 Month LIBOR	Chemicals, Plastics & Rubber	7,525	7,446	7,375
KLO Intermediate Holdings, LLC, L+775, 1.25% LIBOR Floor, 4/7/2022 (r)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,357	4,311	4,270
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024 (q)(s)	3 Month LIBOR	Consumer Goods: Durable	15,800	15,514	15,721
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 12/29/2020 (r)	1 Month LIBOR	High Tech Industries	4,563	4,531	4,608
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 12/29/2020 (i)	1 Month EURIBOR	High Tech Industries	€4,237	4,731	5,274
Lift Brands, Inc., L+800, 1.00% LIBOR Floor, 12/23/2019 (p)	1 Month LIBOR	Services: Consumer	9,097	9,032	9,097
Logix Holding Company, LLC, L+575, 1.00% LIBOR Floor, 12/22/2024 (q)	1 Month LIBOR	Telecommunications	5,027	4,977	4,977
Lonestar Prospects, Ltd., L+950, 1.00% LIBOR Floor, 8/1/2021 (w)	3 Month LIBOR	Energy: Oil & Gas	3,745	3,684	3,670
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020 (q)	1 Month LIBOR	Services: Business	5,911	5,638	5,919
Mayfield Agency Borrower Inc., L+450, 0.00% LIBOR Floor, 2/28/2025 (q)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,981	3,961	4,001
MB2 Dental Solutions, LLC, L+475, 1.00% LIBOR Floor, 9/29/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	2,180	2,154	2,142
Ministry Brands, LLC, L+500, 1.00% LIBOR Floor, 12/2/2022 (p)	1 Month LIBOR	Services: Business	4,935	4,768	4,934
Ministry Brands, LLC, L+500, 1.00% LIBOR Floor, 12/2/2022 (r)	1 Month LIBOR	Services: Business	3,890	3,890	3,890
Moss Holding Company, L+675, 1.00% LIBOR Floor, 4/17/2023 (p)(r)	3 Month LIBOR	Services: Business	18,829	18,533	18,547
Moss Holding Company, 0.75% Unfunded, 5/7/2018	None	Services: Business	1,046	—	(16)
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	2,232	—	(33)
MRO Holdings, Inc., L+525, 1.00% LIBOR Floor, 10/25/2023 (q)	3 Month LIBOR	Aerospace & Defense	4,479	4,437	4,535
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 4/16/2020 (q)	3 Month LIBOR	Metals & Mining	3,619	3,544	3,076
Navex Global, Inc., L+425, 1.00% LIBOR Floor, 11/19/2021 (q)(s)	1 Month LIBOR	High Tech Industries	17,864	17,909	17,942
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022 (s)	1 Month LIBOR	Media: Advertising, Printing & Publishing	20,000	19,804	19,800
NM GRC Holdco, LLC, L+550, 1.00% LIBOR Floor, 2/9/2024	3 Month LIBOR	High Tech Industries	8,934	8,687	8,688
NM GRC Holdco, LLC, 1.00% Unfunded, 2/9/2020	None	High Tech Industries	2,654	—	(73)
Ocean Bidco, Inc., L+500, 1.00% LIBOR Floor, 3/21/2025 (k)(q)	3 Month LIBOR	High Tech Industries	4,589	4,566	4,609
Opal Acquisition, Inc., L+400, 1.00% LIBOR Floor, 11/27/2020 (q)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,182	9,663	9,749
Orbcomm Inc., 8.00%, 4/1/2024 (p)	None	Telecommunications	9,237	9,237	9,641
P.F. Chang's China Bistro, Inc., L+500, 1.00% LIBOR Floor, 9/1/2022 (q)	3 Month LIBOR	Beverage, Food & Tobacco	9,950	9,677	9,452
Paris Presents Inc., L+500, 1.00% LIBOR Floor, 12/31/2020 (r)	1 Month LIBOR	Consumer Goods: Durable	11,910	11,849	11,969
Pathway Partners Vet Management Company LLC, L+425, 0.00% LIBOR Floor, 10/10/2024	1 Month LIBOR	Healthcare & Pharmaceuticals	563	563	565
Pathway Partners Vet Management Company LLC, 1.00% Unfunded, 10/10/2019	None	Healthcare & Pharmaceuticals	343	—	1
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Patriot Container Corp., L+350, 1.00% LIBOR Floor, 3/20/2025 (q)	1 Month LIBOR	Capital Equipment	5,000	4,975	5,031
PDI TA Holdings, Inc., L+475, 1.00% LIBOR Floor, 8/25/2023	3 Month LIBOR	High Tech Industries	1,280	1,280	1,267
Petroflow Energy Corp., L+800, 1.00% LIBOR Floor, 6/29/2019 (p)(u)(v)(w)	1 Month LIBOR	Energy: Oil & Gas	3,488	3,247	3,243
PFS Holding Corp., L+350, 1.00% LIBOR Floor, 1/31/2021 (k)	1 Month LIBOR	Retail	3,162	2,332	2,166
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019 (i)(q)	3 Month LIBOR	Aerospace & Defense	6,397	5,742	5,662
Phylogeny, LLC / Conversant Biologics, LLC, L+650, 1.00% LIBOR Floor, 3/30/2024	6 Month LIBOR	Healthcare & Pharmaceuticals	6,493	6,331	6,331
Phylogeny, LLC / Conversant Biologics, LLC, 1.00% Unfunded, 3/30/2020	None	Healthcare & Pharmaceuticals	1,299	(19)	(33)
Plano Molding Company, LLC, L+800, 1.00% LIBOR Floor, 5/12/2021 (p)	1 Month LIBOR	Consumer Goods: Non-Durable	7,934	7,855	7,210
Project Leopard Holdings, Inc., L+400, 1.00% LIBOR Floor, 7/7/2023 (q)	1 Month LIBOR	High Tech Industries	3,980	3,971	4,014
Radio One, Inc., L+400, 1.00% LIBOR Floor, 4/18/2023 (q)	1 Month LIBOR	Media: Broadcasting & Subscription	2,958	2,932	2,941
Reddy Ice Corp., L+550, 1.25% LIBOR Floor, 5/1/2019 (q)	2 Month LIBOR	Beverage, Food & Tobacco	10,876	10,900	10,822
Rhino Energy LLC, L+1000, 1.00% LIBOR Floor, 12/27/2020 (s)	1 Month LIBOR	Metals & Mining	8,725	8,182	8,376
Rimini Street, Inc., 15.00%, 6/24/2020 (p)(w)	None	High Tech Industries	19,756	19,564	20,984
Sequoia Healthcare Management, LLC, 16.00%, 7/17/2019 (p)(w)	None	Healthcare & Pharmaceuticals	5,223	5,179	5,223
SG Acquisition, Inc., L+500, 1.00% LIBOR Floor, 3/29/2024 (q)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,853	3,821	3,868
Shift PPC LLC, L+600, 1.00% LIBOR Floor, 12/22/2021 (r)	6 Month LIBOR	High Tech Industries	4,816	4,715	4,816
SI Organization, Inc., L+475, 1.00% LIBOR Floor, 11/23/2019 (q)	1 Month LIBOR	Services: Business	7,652	7,723	7,678
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 1/21/2020 (p)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,696	12,644	12,633
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 7/21/2020 (w)	3 Month LIBOR	Healthcare & Pharmaceuticals	440	438	437
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019 (p)	3 Month LIBOR	Energy: Oil & Gas	8,003	7,733	7,552
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022 (q)	1 Month LIBOR	Services: Business	3,929	3,830	3,934
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/30/2020 (f)(p)	3 Month LIBOR	Hotel, Gaming & Leisure	17,378	17,282	17,378
Teladoc, Inc., 0.50% Unfunded, 7/14/2020 (i)	None	High Tech Industries	1,250	(38)	—
Telestream Holdings Corp., L+643, 1.00% LIBOR Floor, 3/24/2022 (l)(p)	3 Month LIBOR	High Tech Industries	8,618	8,448	8,360
Tenere Inc., L+1000, 1.00% LIBOR Floor, 12/23/2021 (p)(r)	3 Month LIBOR	Capital Equipment	31,680	31,331	30,888
Tensar Corp., L+475, 1.00% LIBOR Floor, 7/9/2021 (q)	3 Month LIBOR	Chemicals, Plastics & Rubber	13,236	12,523	12,988
The Pasha Group, L+750, 1.00% LIBOR Floor, 1/26/2023 (r)	1 Month LIBOR	Transportation: Cargo	7,769	7,539	7,847
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021 (i)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,941	15,675
U.S. Renal Care, Inc., L+425, 1.00% LIBOR Floor, 12/30/2022 (q)	3 Month LIBOR	Healthcare & Pharmaceuticals	7,927	7,756	7,966
Vero Parent, Inc., L+500, 1.00% LIBOR Floor, 8/16/2024 (q)(s)	3 Month LIBOR	High Tech Industries	14,925	14,786	14,981
Vince, LLC, L+700, 1.00% LIBOR Floor, 11/27/2019 (i)(q)	3 Month LIBOR	Retail	826	800	756
Visual Edge Technology, Inc., L+575, 1.00% LIBOR Floor, 8/31/2022	1 Month LIBOR	Services: Business	1,694	1,675	1,685
Visual Edge Technology, Inc., 0.75% Unfunded, 2/28/2019	None	Services: Business	65	—	—
VLS Recovery Services, LLC, L+600, 1.00% LIBOR Floor, 10/17/2023	6 Month LIBOR	Services: Business	159	100	157
VLS Recovery Services, LLC, 1.00% Unfunded, 10/17/2019	None	Services: Business	949	—	(12)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
WD Wolverine Holdings, LLC, L+550, 1.00% LIBOR Floor, 8/16/2022 (q)	1 Month LIBOR	Healthcare & Pharmaceuticals	14,138	13,865	13,961
Total Senior Secured First Lien Debt				1,153,204	1,160,746
Senior Secured Second Lien Debt - 33.4%
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022 (p)	1 Month LIBOR	High Tech Industries	17,800	17,444	17,444
ABG Intermediate Holdings 2 LLC, L+775, 1.00% LIBOR Floor, 9/29/2025 (p)	3 Month LIBOR	Retail	6,475	6,431	6,580
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026 (r)	1 Month LIBOR	Services: Business	13,490	13,357	13,642
Access CIG, LLC, 0.00% Unfunded, 8/27/2018	None	Services: Business	2,510	—	28
Accruent, LLC, L+875, 1.00% LIBOR Floor, 7/28/2024	3 Month LIBOR	High Tech Industries	1,554	1,529	1,538
Accruent, LLC, 1.50% Unfunded, 7/28/2018	None	High Tech Industries	111	—	(1)
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021 (p)(r)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,250	8,706
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2022 (p)	1 Month LIBOR	Construction & Building	4,933	4,899	4,884
Argon Medical Devices Holdings, Inc., L+800, 0.00% LIBOR Floor, 1/23/2026 (p)	3 Month LIBOR	Healthcare & Pharmaceuticals	14,400	14,328	14,580
Avalign Technologies, Inc., L+825, 1.00% LIBOR Floor, 7/15/2022 (s)	6 Month LIBOR	Healthcare & Pharmaceuticals	5,500	5,451	5,483
Barracuda Networks, Inc., L+725, 1.00% LIBOR Floor, 2/12/2026 (i)	2 Month LIBOR	High Tech Industries	500	498	511
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021 (i)(p)	1 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,468	9,559
EagleTree-Carbide Acquisition Corp., L+850, 1.00% LIBOR Floor, 8/28/2025 (r)	3 Month LIBOR	Consumer Goods: Durable	20,000	19,713	20,300
Elements Behavioral Health, Inc., L+1275, 1.00% LIBOR Floor, 2/11/2020 (u)	3 Month LIBOR	Healthcare & Pharmaceuticals	6,501	6,058	—
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022 (i)(p)	3 Month LIBOR	Environmental Industries	3,000	2,982	2,940
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022 (i)(p)	1 Month LIBOR	High Tech Industries	9,999	7,362	8,799
Flexera Software LLC, L+725, 1.00% LIBOR Floor, 2/26/2026 (r)	1 Month LIBOR	High Tech Industries	3,462	3,445	3,500
Global Tel*Link Corp., L+825, 1.25% LIBOR Floor, 11/23/2020 (r)	3 Month LIBOR	Telecommunications	11,500	11,484	11,507
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022 (r)	3 Month LIBOR	Retail	4,000	4,019	4,040
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026 (p)	3 Month LIBOR	Services: Business	12,273	11,997	12,211
LSCS Holdings, Inc., 1.00% Unfunded, 9/16/2018 (p)	None	Services: Business	2,727	(61)	(14)
Mayfield Agency Borrower Inc., L+850, 0.00% LIBOR Floor, 3/2/2026 (p)(r)(s)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	20,000	19,704	19,988
Medical Solutions Holdings, Inc., L+825, 1.00% LIBOR Floor, 6/16/2025 (p)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,860	10,050
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023 (p)	1 Month LIBOR	Services: Business	5,488	5,396	5,488
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023	1 Month LIBOR	Services: Business	2,546	2,546	2,546
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024 (i)	3 Month EURIBOR	Chemicals, Plastics & Rubber	€7,489	7,930	9,045
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019 (r)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,557	9,847	10,539
Onex TSG Holdings II Corp., L+850, 1.00% LIBOR Floor, 7/31/2023 (p)(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	12,249	12,147	11,605
Paris Presents Inc., L+875, 1.00% LIBOR Floor, 12/31/2021 (p)	1 Month LIBOR	Consumer Goods: Durable	7,000	6,958	7,088
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023 (p)	2 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,391	12,960
PDI TA Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/25/2024	6 Month LIBOR	High Tech Industries	550	550	545
Pelican Products, Inc., L+825, 1.00% LIBOR Floor, 4/11/2021 (r)	1 Month LIBOR	Chemicals, Plastics & Rubber	3,469	3,459	3,487
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023 (p)	2 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,712	14,738
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022 (q)	1 Month LIBOR	Retail	4,998	4,711	2,399
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2022	3 Month LIBOR	Telecommunications	3,000	2,903	2,895
PT Intermediate Holdings III, LLC, L+800, 1.00% LIBOR Floor, 12/8/2025 (r)	3 Month LIBOR	Services: Business	9,375	9,284	9,516
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025 (r)	1 Month LIBOR	Telecommunications	2,942	2,914	2,982
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023 (p)(r)	3 Month LIBOR	Services: Business	10,000	9,887	9,600
TexOak Petro Holdings LLC, 8.00%, 12/29/2019 (u)(v)(w)	None	Energy: Oil & Gas	7,389	2,592	—
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025 (p)	1 Month LIBOR	Services: Business	13,393	13,074	13,192
TouchTunes Interactive Networks, Inc., L+825, 1.00% LIBOR Floor, 5/29/2022 (r)	1 Month LIBOR	Hotel, Gaming & Leisure	6,000	5,953	6,008
U.S. Renal Care, Inc., L+800, 1.00% LIBOR Floor, 12/29/2023 (p)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,922	5,025
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022 (p)	1 Month LIBOR	Automotive	16,000	15,890	16,100
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022 (p)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,600	11,990
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/13/2026 (k)	3 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,850	15,038
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023 (p)	1 Month LIBOR	High Tech Industries	5,000	4,937	5,000
Total Senior Secured Second Lien Debt				361,671	354,061
Collateralized Securities and Structured Products - Debt - 2.1%
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022 (i)	3 Month LIBOR	Diversified Financials	14,903	14,903	14,880
NXT Capital CLO 2014-1, LLC Class E Notes, L+550, 4/23/2026 (h)(i)	3 Month LIBOR	Diversified Financials	7,500	7,149	7,500
Total Collateralized Securities and Structured Products - Debt				22,052	22,380
Collateralized Securities and Structured Products - Equity - 1.8%
Anchorage Capital CLO 2012-1, Ltd. Subordinated Notes, 4.61% Estimated Yield, 1/13/2025 (i)	(g)	Diversified Financials	4,000	2,461	2,582
APIDOS CLO XVI Subordinated Notes, 4.79% Estimated Yield, 1/19/2025 (i)	(g)	Diversified Financials	9,000	3,995	3,166
CENT CLO 19 Ltd. Subordinated Notes, 4.57% Estimated Yield, 10/29/2025 (i)	(g)	Diversified Financials	2,000	1,283	1,085
Galaxy XV CLO Ltd. Class A Subordinated Notes, 12.35% Estimated Yield, 4/15/2025 (i)	(g)	Diversified Financials	4,000	2,278	2,076
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 10.35% Estimated Yield, 2/2/2026 (f)(i)	(g)	Diversified Financials	10,000	9,658	9,822
Total Collateralized Securities and Structured Products - Equity				19,675	18,731
Equity - 2.3%
Ascent Resources - Marcellus, LLC, Common Shares (t)		Energy: Oil & Gas	511,255 Units	1,643	1,642
Ascent Resources - Marcellus, LLC, Warrants (t)		Energy: Oil & Gas	132,367 Units	13	13
Avaya Holdings Corp., Common Stock (j)(q)(t)		Telecommunications	321,260 Units	5,285	7,196
Conisus Holdings, Inc., Common Stock (t)(v)		Healthcare & Pharmaceuticals	4,914,556 Units	200	220
Conisus Holdings, Inc., Series B Preferred Stock, 12.00% Dividend (u)(v)(w)		Healthcare & Pharmaceuticals	12,677,833 Units	9,200	9,100
F+W Media, Inc., Common Stock (t)(v)		Media: Diversified & Production	31,211 Units	—	—
Mooregate ITC Acquisition, LLC, Class A Units (t)		High Tech Industries	500 Units	563	313
NS NWN Acquisition, LLC, Voting Units (t)		High Tech Industries	404 Units	393	450
NSG Co-Invest (Bermuda) LP, Partnership Interests (i)(t)		Consumer Goods: Durable	1,575 Units	1,000	775
Rhino Energy LLC, Warrants (t)		Metals & Mining	170,972 Units	280	207
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2018
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc., Warrants (t)	Healthcare & Pharmaceuticals	9,317,237 Units	4,736	4,566
Tenere Inc., Warrant (t)	High Tech Industries	N/A	161	21
TexOak Petro Holdings LLC, Membership Interests (t)(v)	Energy: Oil & Gas	60,000 Units	—	—
Total Equity			23,474	24,503
Short Term Investments - 17.1%(n)
First American Treasury Obligations Fund, Class Z Shares, 1.52% (o)			181,095	181,095
Total Short Term Investments			181,095	181,095
TOTAL INVESTMENTS - 166.1%			$1,761,171	1,761,516
LIABILITIES IN EXCESS OF OTHER ASSETS - (66.1%)				(700,963)
NET ASSETS - 100%				$1,060,553

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note i. below. Unless specifically identified in note w. below, investments do not contain a paid-in-kind, or PIK, interest provision.

b.
The 1, 2, 3, and 6 month London Interbank Offered Rate, or LIBOR, rates were 1.88%, 2.00%, 2.31%, and 2.45%, respectively, as of March 31, 2018.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2018, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2018. The 1 and 3 month Euro Interbank Offered Rate, or EURIBOR, rates were (0.41%) and (0.37%), respectively, as of March 31, 2018.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 9) using significant unobservable inputs unless otherwise noted.

d.	Represents amortized cost for debt securities and cost for equity investments.

e.	Denominated in U.S. dollars unless otherwise noted.

f.	As of March 31, 2018, the Company was committed, upon the satisfaction of certain conditions, to fund additional amounts in connection with this investment. See Note 11 for additional information.

g.
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

h.	NXT Capital CLO 2014-1 Class E Notes were rated Ba2 on Moody's credit scale as of March 31, 2018.

i.
The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2018, 92.2% of the Company’s total assets represented qualifying assets.

j.	Fair value determined using level 1 inputs.

k.	Position or a portion thereof unsettled as of March 31, 2018.

l.
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in the syndication in exchange for lower payment priority.

m.	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.

n.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

o.	7-day effective yield as of March 31, 2018.

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of March 31, 2018 (see Note 8).

q.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank N.A., or Citibank, as of March 31, 2018 (see Note 8).

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2018
(in thousands)

r.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of March 31, 2018 (see Note 8).

s.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street Funding, LLC, or 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with Morgan Stanley N.A., or MS, as of March 31, 2018 (see Note 8).

t.	Non-income producing security.

u.	Investment was on non-accrual status as of March 31, 2018.

v.
Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the company. Fair value as of December 31, 2017 and March 31, 2018, along with transactions during the three months ended March 31, 2018 in these affiliated investments are as follows:

		Three Months Ended March 31, 2018				Three Months Ended March 31, 2018
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2017	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized (Loss) Gain	Fair Value at March 31, 2018	Net Realized Gain (Loss)	Interest Income(3)
Conisus Holdings, Inc.
Series B Preferred Stock	$9,300	$—	$—	$(200)	$9,100	$—	$—
Common Stock	175	—	—	45	220	—	—
F+W Media, Inc.
First Lien Term Loan B-1	1,169	30	—	2	1,201	—	30
First Lien Term Loan B-2	1,498	3	—	(142)	1,359	—	27
Common Stock	—	—	—	—	—	—	—
Petroflow Energy Corp.
First Lien Term Loan	3,391	34	(360)	178	3,243	—	42
TexOak Petro Holdings LLC
Second Lien Term Loan	—	—	—	—	—	—	—
Membership Interests	—	—	—	—	—	—	—
Totals	$15,533	$67	$(360)	$(117)	$15,123	$—	$99

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

w.
For the three months ended March 31, 2018, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
American Clinical Solutions LLC (x)	Senior Secured First Lien Debt	10.50%	2.00%	12.50%	$116	$168	$284
Conisus Holdings, Inc. (x)	Preferred Stock	—	12.00%	12.00%	$—	$—	$—
F+W Media, Inc. (x)	Senior Secured First Lien Debt	—	11.50%	11.50%	$24	$—	$24
F+W Media, Inc.	Senior Secured First Lien Debt	—	7.50%	7.50%	$—	$29	$29
Lonestar Prospects, Ltd.	Senior Secured First Lien Debt	9.50%	1.00%	10.50%	$146	$29	$175
Petroflow Energy Corp. (x)	Senior Secured First Lien Debt	3.00%	6.00%	9.00%	$25	$—	$25
Rimini Street, Inc.	Senior Secured First Lien Debt	12.00%	3.00%	15.00%	$597	$148	$745
Sequoia Healthcare Management, LLC	Senior Secured First Lien Debt	12.00%	4.00%	16.00%	$164	$54	$218
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.50%	10.50%	$—	$—	$—
TexOak Petro Holdings LLC (x)	Senior Secured Second Lien Debt	—	8.00%	8.00%	$—	$—	$—
Visual Edge Technology, Inc.	Subordinated Note	—	12.50%	12.50%	$—	$237	$237

x.	The PIK interest portion of the investment was on non-accrual status as of March 31, 2018.

y.	As of March 31, 2018, the index rate for $9,904 and $4,627 was 1 Month LIBOR and 3 Month LIBOR, respectively.
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

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note u. below, investments do not contain a PIK interest provision.

b.
The 1, 2, 3 and 6 month LIBOR rates were 1.57%, 1.62%, 1.69% and 1.84%, respectively, as of December 31, 2017.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2017, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2017. The 1 and 3 month EURIBOR rates were (0.41%) and (0.38%), respectively, as of December 31, 2017.

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

n.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPM as of December 31, 2017 (see Note 8).

o.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank as of December 31, 2017 (see Note 8).

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2017
(in thousands)

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS as of December 31, 2017 (see Note 8).

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
March 31, 2018
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
The Company is managed by CION Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. Pursuant to an investment advisory agreement with the Company, CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. On November 1, 2017, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM for a period of twelve months commencing December 17, 2017. The Company and CIM previously engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, LLC, or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.
On July 11, 2017, the members of CIM entered into a third amended and restated limited liability company agreement of CIM, or the Third CIM LLC Agreement, for the purpose of creating a joint venture between AIM and CION Investment Group, LLC, or CIG. Under the Third CIM LLC Agreement, AIM became a member of CIM and was issued a newly-created class of membership interests in CIM pursuant to which AIM will, among other things, share in the profits, losses, distributions and expenses of CIM with the other members in accordance with the terms of the Third CIM LLC Agreement, which will ultimately result in CIG and AIM each owning a 50% economic interest in CIM.
On July 10, 2017, the Company’s independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017. Although the investment sub-advisory agreement and AIM's engagement as the Company’s investment sub-adviser were terminated, AIM continues to perform certain non-advisory services for CIM and the Company, including, without limitation, identifying investment opportunities for approval by CIM's investment committee. AIM is not paid a separate fee in exchange for such services, but is entitled to receive distributions as a member of CIM as described above.
On December 4, 2017, the members of CIM entered into a fourth amended and restated limited liability company agreement of CIM, or the Fourth CIM LLC Agreement. Under the Fourth CIM LLC Agreement, AIM performs sourcing services for CIM, which include, among other services, (i) identifying and providing information about potential investment opportunities for approval by CIM’s investment committee; (ii) providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. AIM has a limited role as a member of CIM and does not provide advice, evaluation, or recommendation with respect to the Company's investments. All of the Company's investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2017 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2017 are derived from the 2017 audited consolidated financial statements and include the accounts of the Company’s wholly-owned subsidiaries.
The Company evaluates subsequent events through the date that the consolidated financial statements are issued.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As such, ASU 2014-09 could impact the timing of revenue recognition. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. ASU 2014-09 applies to all entities. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, or ASU 2015-14, which amended the effective date of ASU 2014-09. ASU 2015-14 deferred the effective date of ASU 2014-09 to interim reporting periods within annual reporting periods beginning after December 15, 2017. This guidance was adopted by the Company during the three months ended March 31, 2018 and did not have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15, which intends to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements and distributions from certain equity method investments. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. This guidance was adopted by the Company during the three months ended March 31, 2018 and did not have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), or ASU 2016-18, which requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017. This guidance was adopted by the Company during the three months ended March 31, 2018 and did not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, or ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is expected to reduce the number of transactions that need to be further evaluated as businesses. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017. This guidance was adopted by the Company during the three months ended March 31, 2018 and did not have a material impact on the Company’s consolidated financial statements.
Recently Announced Accounting Standards
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $181,095 and $206,547 of such investments at March 31, 2018 and December 31, 2017, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of March 31, 2018.
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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2014, 2015, and 2016.
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
March 31, 2018
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
March 31, 2018
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of March 31, 2018 and December 31, 2017.
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
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
Gains or losses on the sale and repayment of investments are calculated by using the weighted-average method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the weighted-average amortized cost of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

Net Increase in Net Assets per Share
Net increase in net assets per share is calculated based upon the daily weighted average number of shares of common stock outstanding during the reporting period.
Distributions
Distributions to shareholders are recorded as of the record date. The amount paid as a distribution is declared by the Company's co-chief executive officers and ratified by the board of directors on a quarterly basis. Net realized capital gains, if any, are distributed at least annually.
Note 3. Share Transactions
The Company’s initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. The Company’s follow-on continuous public offering commenced on January 25, 2016 and will continue until no later than January 25, 2019.
The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	1,265,970	$12,137	1,308,726	$12,383
Reinvestment of distributions	1,075,747	9,844	1,088,626	9,926
Total gross shares/proceeds	2,341,717	21,981	2,397,352	22,309
Sales commissions and dealer manager fees	—	(471)	—	(448)
Net shares/proceeds	2,341,717	21,510	2,397,352	21,861
Share repurchase program	(2,014,536)	(18,379)	(814,223)	(7,370)
Net shares/proceeds from share transactions	327,181	$3,131	1,583,129	$14,491
During the three months ended March 31, 2018 and 2017, the Company sold 2,341,717 and 2,397,352 shares, respectively, at an average price per share of $9.39 and $9.31, respectively.
Since commencing its initial continuous public offering on July 2, 2012 and through March 31, 2018, the Company sold 116,108,932 shares of common stock for net proceeds of $1,178,452 at an average price per share of $10.15. The net proceeds include gross proceeds received from reinvested shareholder distributions of $133,976, for which the Company issued 14,699,524 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $84,200, for which the Company repurchased 9,276,383 shares of common stock.
During the period from April 1, 2018 to May 10, 2018, the Company sold 737,563 shares of common stock pursuant to its follow-on continuous public offering for gross proceeds of $7,033 at an average price per share of $9.54. The Company also received gross proceeds of $3,008 from reinvested shareholder distributions, for which the Company issued 329,075 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $21,525, for which the Company repurchased 2,352,580 shares of common stock.

The Company has temporarily suspended the sale of shares of its common stock while it engages with the SEC to have declared effective a post-effective amendment to the Company’s registration statement. The Company is currently working with the SEC to have its registration statement declared effective as promptly as practicable.
Since commencing its initial continuous public offering on July 2, 2012 and through May 10, 2018, the Company sold 114,822,990 shares of common stock for net proceeds of $1,166,968 at an average price per share of $10.16. The net proceeds include gross proceeds received from reinvested shareholder distributions of $136,984, for which the Company issued 15,028,599 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $105,725, for which the Company repurchased 11,628,963 shares of common stock.
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
March 31, 2018
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

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
The following table summarizes the share repurchases completed during the three months ended March 31, 2018:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2018	January 3, 2018	2,014,536	100%	9.12	$18,379
Total		2,014,536			$18,379
Note 4. Transactions with Related Parties
For the three months ended March 31, 2018 and 2017, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2018	2017
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$218	$210
CIM	Investment adviser	Management fees(2)	7,939	6,482
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	461	346
			$8,618	$7,038

(1)	Amounts charged directly to equity.

(2)	Amounts charged directly to operations.
On December 28, 2016, the Company entered into an amended and restated follow-on dealer manager agreement with CIM and CION Securities, LLC (formerly, ICON Securities, LLC), or CION Securities, in connection with the Company's follow-on continuous public offering. Under the amended and restated dealer manager agreement, the dealer manager fee was reduced from up to 3% to up to 2% of gross offering proceeds and selling commissions to the selling dealers were reduced from up to 7% to up to 3% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 and through May 10, 2018, the Company paid or accrued sales commissions of $64,845 to the selling dealers and dealer manager fees of $32,305 to CION Securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

The Company has entered into an investment advisory agreement with CIM. On November 1, 2017, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2017.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. For the three months ended March 31, 2018 and 2017, the Company had no liability for and did not record any subordinated incentive fees on income. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three months ended March 31, 2018 and 2017, the Company had no liability for and did not record any capital gains incentive fees.

With respect to the TRS, CIM became entitled to receive a capital gains incentive fee upon the termination of the TRS, at which point all net gains and losses of the underlying loans constituting the reference assets of the TRS were realized. However, CIM did not take any incentive fees with respect to the Company’s TRS as realized losses exceeded realized gains on the underlying loans upon termination. See Note 2 for an additional discussion of CIM's entitlement to receive payment of incentive fees.

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

On April 1, 2018, the Company entered into an administration agreement with CIM for the purpose of replacing ICON Capital with CIM as the Company's administrator pursuant to the terms of the administration agreement. No other material terms of the administration agreement with ICON Capital were amended in connection with the administration agreement with CIM.

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes CIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offerings (without giving effect to any potential expense support from CIG and its affiliates, which includes CIM). If the Company sells the maximum number of shares at its latest public offering price of $9.70 per share, the Company estimates that it may incur up to approximately $29,888 of expenses. With respect to any reimbursements for offering and organizational costs, the Company will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.
From inception through December 31, 2012, CIG and its affiliates incurred offering, organizational and other pre-effective costs of $2,012. Of these costs, $1,812 represented offering and organizational costs, all of which were submitted to the Company for reimbursement. The Company paid $450 in October 2013, $550 in March 2014, $592 in May 2014 and $420 in March 2015.  No additional material offering, organizational or other pre-effective costs have been incurred by CIG or its affiliates subsequent to December 31, 2012.
Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of March 31, 2018, the Company raised gross offering proceeds of $1,128,676, of which it can pay up to $16,930 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through March 31, 2018, the Company paid $10,147 of such costs, leaving an additional $6,783 that can be paid. As of May 10, 2018, the Company raised gross offering proceeds of $1,135,709, of which it can pay up to $17,036 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through May 10, 2018, the Company paid $10,217 of such costs, leaving an additional $6,819 that can be paid.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

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

For the three months ended March 31, 2018, the Company did not receive any expense support from CIM. For the three months ended March 31, 2017, the Company did not receive any expense support from CIG or AIM. See Note 5 for additional information on the sources of the Company’s distributions.
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
Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. The Company did not record any obligation to repay expense support from CIG or CIM during the three months ended March 31, 2017 or 2018, respectively. The Company did not repay any expense support to CIG or CIM during the three months ended March 31, 2017 or 2018. The Company may or may not be requested to reimburse any expense support provided in the future.
The Company or CIM may terminate the expense support and conditional reimbursement agreement at any time. CIM has indicated that it expects to continue such expense support until it believes that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income. If the Company terminates the investment advisory agreement with CIM, the Company may be required to repay all unreimbursed expense support funded by CIM within three years of the date of termination. There will be no acceleration or increase of such repayment obligation at termination of the investment advisory agreement with CIM. The specific amount of expense support provided by CIM, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that CIM will support any portion of the Company’s expenses in future quarters.
As of March 31, 2018 and December 31, 2017, the total liability payable to CIM and its affiliates was $8,062 and $11,603, respectively, which primarily related to fees earned by CIM during the three months ended March 31, 2018 and December 31, 2017, respectively.
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
March 31, 2018
(in thousands, except share and per share amounts)

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

The Company’s board of directors declared or ratified distributions for 52 and 13 record dates during the year ended December 31, 2017 and the three months ended March 31, 2018, respectively.
The following table presents cash distributions per share that were declared during the year ended December 31, 2017 and the three months ended March 31, 2018:

	Distributions
Three Months Ended	Per Share	Amount
2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
June 30, 2017 (thirteen record dates)	0.1829	20,371
September 30, 2017 (thirteen record dates)	0.1829	20,644
December 31, 2017 (thirteen record dates)	0.1829	20,923
Total distributions for the year ended December 31, 2017	$0.7316	$82,061

2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
Total distributions for the three months ended March 31, 2018	$0.1829	$21,002

On March 29, 2018, the Company's co-chief executive officers declared regular weekly cash distributions of $0.014067 per share for April 2018 through June 2018. On May 3, 2018, the Company's board of directors ratified the distributions declared for March 2018 and April 2018. Each distribution was or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
April 3, 2018	April 25, 2018	$0.014067
April 10, 2018	April 25, 2018	$0.014067
April 17, 2018	April 25, 2018	$0.014067
April 24, 2018	April 25, 2018	$0.014067
May 1, 2018	May 30, 2018	$0.014067
May 8, 2018	May 30, 2018	$0.014067
May 15, 2018	May 30, 2018	$0.014067
May 22, 2018	May 30, 2018	$0.014067
May 29, 2018	May 30, 2018	$0.014067
June 5, 2018	June 27, 2018	$0.014067
June 12, 2018	June 27, 2018	$0.014067
June 19, 2018	June 27, 2018	$0.014067
June 26, 2018	June 27, 2018	$0.014067

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
March 31, 2018
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

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For the three months ended March 31, 2018, none of the Company's distributions resulted from expense support from CIM. For the years ended December 31, 2015, 2016 and 2017, none of the Company's distributions resulted from expense support from CIG or AIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIM provides such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods.
The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.1646	$18,905	90.0%	$0.1390	$15,289	76.0%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	—	—	—	0.0301	3,316	16.5%
Net gain on TRS loan sales(1)	—	—	—	0.0058	634	3.1%
Net realized gain on investments and foreign currency	0.0183	2,097	10.0%	0.0080	884	4.4%
Total distributions	$0.1829	$21,002	100.0%	$0.1829	$20,123	100.0%

(1)
During the three months ended March 31, 2017, the Company realized losses of $21,146 primarily due to the purchase of loans by Flatiron Funding II that were previously held in the TRS and were not deductible on a tax-basis during the period. See Note 8 for an additional discussion regarding this purchase.

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
Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. These book/tax differences, which could be material, are primarily due to differing treatments of income and gains on various investments held by the Company. Permanent book/tax differences result in reclassifications to capital in excess of par value, accumulated undistributed net investment income and accumulated undistributed realized gain on investments. During 2017, book/tax differences were primarily due to differing treatments of income and gains on various investments held by the Company. Permanent book/tax differences result in reclassifications to capital in excess of par value, accumulated undistributed net investment income and accumulated undistributed realized gain on investments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. Except for long term capital gains of $927, all distributions for 2017 were characterized as ordinary income distributions for federal income tax purposes.

The tax components of accumulated earnings for the current year will be determined at year end. As of December 31, 2017, the components of accumulated earnings on a tax basis were as follows:

December 31, 2017
Undistributed ordinary income	$10,508
Accumulated losses	(3,354)
Undistributed long term capital gains	—
Net unrealized depreciation on investments and total return swap	(24,568)
Total accumulated earnings	$(17,414)
As of March 31, 2018, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $25,301; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $52,338; the net unrealized depreciation was $27,037; and the aggregate cost of securities for Federal income tax purposes was $1,788,553.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of March 31, 2018 and December 31, 2017 at amortized cost and fair value was as follows:

	March 31, 2018			December 31, 2017
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,153,204	$1,160,746	73.4%	$1,088,512	$1,100,336	73.0%
Senior secured second lien debt	361,671	354,061	22.4%	342,906	333,944	22.1%
Collateralized securities and structured products - debt	22,052	22,380	1.4%	25,411	25,289	1.7%
Collateralized securities and structured products - equity	19,675	18,731	1.2%	19,833	18,525	1.2%
Unsecured debt	—	—	—	7,653	7,639	0.5%
Equity	23,474	24,503	1.6%	21,538	21,915	1.5%
Subtotal/total percentage	1,580,076	1,580,421	100.0%	1,505,853	1,507,648	100.0%
Short term investments(2)	181,095	181,095		206,547	206,547
Total investments	$1,761,171	$1,761,516		$1,712,400	$1,714,195

(1)	Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$269,418	17.0%	$255,608	17.0%
High Tech Industries	171,458	10.8%	194,902	12.9%
Services: Business	149,753	9.5%	195,251	13.0%
Media: Advertising, Printing & Publishing	131,460	8.3%	65,795	4.4%
Media: Diversified & Production	118,845	7.5%	117,896	7.8%
Consumer Goods: Durable	77,821	4.9%	60,863	4.0%
Chemicals, Plastics & Rubber	74,979	4.7%	82,981	5.5%
Telecommunications	60,229	3.8%	58,891	3.9%
Capital Equipment	57,661	3.6%	53,276	3.5%
Aerospace & Defense	52,337	3.3%	52,312	3.5%
Services: Consumer	47,229	3.0%	46,702	3.1%
Banking, Finance, Insurance & Real Estate	43,724	2.8%	19,857	1.3%
Hotel, Gaming & Leisure	43,626	2.8%	29,550	2.0%
Diversified Financials	41,111	2.6%	43,814	2.9%
Automotive	40,659	2.6%	40,565	2.7%
Retail	35,933	2.3%	33,319	2.2%
Energy: Oil & Gas	34,725	2.2%	38,397	2.5%
Transportation: Cargo	32,694	2.1%	32,877	2.2%
Beverage, Food & Tobacco	32,264	2.0%	25,631	1.7%
Construction & Building	30,879	2.0%	24,633	1.6%
Metals & Mining	11,659	0.7%	12,785	0.8%
Consumer Goods: Non-Durable	7,210	0.5%	7,055	0.5%
Media: Broadcasting & Subscription	6,241	0.4%	6,224	0.4%
Forest Products & Paper	5,566	0.4%	5,599	0.4%
Environmental Industries	2,940	0.2%	2,865	0.2%
Subtotal/total percentage	1,580,421	100.0%	1,507,648	100.0%
Short term investments	181,095		206,547
Total investments	$1,761,516		$1,714,195

	March 31, 2018		December 31, 2017
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,454,840	92.1%	$1,379,180	91.5%
Canada	28,993	1.8%	29,114	1.9%
Cayman Islands	18,731	1.2%	18,525	1.2%
Luxembourg	18,707	1.2%	18,836	1.2%
Netherlands	18,604	1.2%	18,317	1.2%
Germany	16,082	1.0%	19,231	1.3%
Marshall Islands	9,813	0.6%	10,012	0.7%
France	5,662	0.4%	5,606	0.4%
Cyprus	5,274	0.3%	5,137	0.3%
United Kingdom	2,940	0.2%	2,865	0.2%
Bermuda	775	0.0%	825	0.1%
Subtotal/total percentage	1,580,421	100.0%	1,507,648	100.0%
Short term investments	181,095		206,547
Total investments	$1,761,516		$1,714,195

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

As of March 31, 2018 and December 31, 2017, investments on non-accrual status represented 1.3% and 1.4%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2018 and December 31, 2017, the Company’s unfunded commitments amounted to $110,181 and $48,259, respectively. As of May 10, 2018, the Company’s unfunded commitments amounted to $173,081. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
Note 7. Derivative Instruments

In the normal course of business and subject to the requirements of the 1940 Act, the Company enters into derivative instruments as part of its investment strategy.

Credit Default Swap

On October 14, 2016, the Company entered into a credit default swap with JPMorgan Chase Bank N.A. with a base notional amount of €22,000, to purchase protection with respect to Deutsche Bank AG exposure. As of December 31, 2016, the fair value of the credit default swap was $46. The swap terminated on March 20, 2017.

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

The value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS were valued in the same manner as loans owned by the Company.  As of December 31, 2017, Citibank returned all cash collateral to Flatiron.
Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. For the three months ended March 31, 2018 and 2017, the net realized loss on the TRS consisted of the following:

	Three Months Ended March 31,
	2018	2017
Interest and other income from TRS portfolio	$—	$6,082
Interest and other expense from TRS portfolio	—	(2,767)
Net loss on TRS loan sales	—	(17,584)
Net realized loss (1)	$—	$(14,269)

(1)	Net realized loss is reflected in net realized loss on total return swap on the Company's consolidated statements of operations.
On March 29, 2017, Flatiron Funding II purchased certain loans underlying the TRS with a notional value of $363,860 in connection with the TRS refinancing. See Note 8 for additional information on Flatiron Funding II.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2018:

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

Advances under the Amended Citibank Credit Facility bear interest at a floating rate equal to (1) the higher of (a) the Citibank prime rate, (b) the federal funds rate plus 1.5% or (c) the three-month LIBOR plus 1.0%, plus (2) a spread of (a) 2% per year during the period from and including March 29, 2017 and the earlier of March 29, 2019 and the date the Amended Citibank Credit Facility matures, or (b) 3% per year during the period from the date the Amended Citibank Credit Facility matures until all obligations under the Amended Citibank Credit Facility have been paid in full. Interest is payable quarterly in arrears. All advances under the Amended Citibank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than March 30, 2020. Flatiron Funding II may prepay advances pursuant to the terms and conditions of the credit and security agreement, subject to a 0.50% premium if the amount of the Amended Citibank Credit Facility is reduced or terminated on or prior to March 29, 2019. In addition, Flatiron Funding II will be subject to a non-usage fee of 0.75% per year (subject to an increase to 2% in certain circumstances) on the amount, if any, of the aggregate principal amount available under the Amended Citibank Credit Facility that has not been borrowed. The non-usage fees, if any, are payable quarterly in arrears. Flatiron Funding II incurred certain customary costs and expenses in connection with obtaining the Citibank Credit Facility.

The Company incurred debt issuance costs of $1,945 in connection with obtaining the Citibank Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended Citibank Credit Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended Citibank Credit Facility. At March 31, 2018, the unamortized portion of the debt issuance costs was $1,293.

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

In connection with the Amended Citibank Credit Facility, Flatiron Funding II has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended March 31, 2018, Flatiron Funding II was in compliance with all covenants and reporting requirements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

For the three months ended March 31, 2018 and the period from March 29, 2017 through March 31, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended Citibank Credit Facility were as follows:

	Three Months Ended March 31, 2018	For the Period from March 29, 2017 through March 31, 2017
Stated interest expense	$2,907	$61
Amortization of deferred financing costs	160	5
Non-usage fee	1	6
Total interest expense	$3,068	$72
Weighted average interest rate(1)	3.58%	3.45%
Average borrowings	$324,542	$231,698

(1)	Includes the stated interest expense and non-usage fee on the unused portion of the Amended Citibank Credit Facility and is annualized for periods covering less than one year.

JPM Credit Facility

On August 26, 2016, 34th Street entered into a senior secured credit facility with JPM. The senior secured credit facility with JPM, or the JPM Credit Facility, provided for borrowings in an aggregate principal amount of $150,000, of which $25,000 may be funded as a revolving credit facility, each subject to conditions described in the JPM Credit Facility. On August 26, 2016, 34th Street drew down $57,000 of borrowings under the JPM Credit Facility.

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

In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended March 31, 2018, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $3,515 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of March 31, 2018 and will amortize to interest expense over the term of the Amended JPM Credit Facility. At March 31, 2018, the unamortized portion of the debt issuance costs was $2,114.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

For the three months ended March 31, 2018 and 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

	Three Months Ended March 31,
	2018	2017
Stated interest expense	$2,838	$2,535
Amortization of deferred financing costs	217	218
Non-usage fee	1	1
Total interest expense	$3,056	$2,754
Weighted average interest rate(1)	4.98%	4.48%
Average borrowings	$224,423	$224,423

(1)	Includes the stated interest expense and non-usage fee on the unused portion of the Amended JPM Credit Facility and is annualized for periods covering less than one year.

UBS Facility

On May 19, 2017, the Company, through two newly-formed, wholly-owned, special-purpose financing subsidiaries, entered into a financing arrangement with UBS pursuant to which up to $125,000 was made available to the Company.
Pursuant to the financing arrangement, assets in the Company's portfolio may be contributed from time to time to Murray Hill Funding II through Murray Hill Funding, LLC, or Murray Hill Funding, each a newly-formed, wholly-owned, special-purpose financing subsidiary of the Company. On May 19, 2017, the Company contributed assets to Murray Hill Funding II. The assets held by Murray Hill Funding II secure the obligations of Murray Hill Funding II under Class A Notes, or the Notes, issued by Murray Hill Funding II. Pursuant to an Indenture, dated May 19, 2017, between Murray Hill Funding II and U.S. Bank National Association, or U.S. Bank, as trustee, or the Indenture, the aggregate principal amount of Notes that may be issued by Murray Hill Funding II from time to time was $192,308. Murray Hill Funding purchased the Notes issued by Murray Hill Funding II at a purchase price equal to their par value. Murray Hill Funding makes capital contributions to Murray Hill Funding II to, among other things, maintain the value of the portfolio of assets held by Murray Hill Funding II.

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

On December 1, 2017, Murray Hill Funding II amended and restated the Indenture, or the Amended Indenture, pursuant to which the aggregate principal amount of Notes that may be issued by Murray Hill Funding II was increased from $192,308 to $266,667. Murray Hill Funding will purchase the Notes to be issued by Murray Hill Funding II from time to time. On December 1, 2017, Murray Hill Funding entered into a First Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Amended Master Confirmation, which sets forth the terms of the repurchase transaction between Murray Hill Funding and UBS under the UBS Facility. As part of the Amended Master Confirmation, on December 15, 2017 and April 2, 2018, UBS purchased the increased aggregate principal amount of Notes held by Murray Hill Funding for an aggregate purchase price equal to 75% of the principal amount of Notes issued. As a result of the Amended Master Confirmation, the aggregate maximum amount payable to Murray Hill Funding and made available to the Company under the UBS Facility was increased from $125,000 to $200,000. No other material terms of the UBS Facility were revised in connection with the amended UBS Facility.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

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

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the amended UBS Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the amended UBS Facility. At March 31, 2018, the unamortized portion of the upfront fee and other expenses was $2,007.

As of March 31, 2018, Notes in the aggregate principal amount of $216,667 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the amended UBS Facility for aggregate proceeds of $162,500. The carrying amount outstanding under the amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of March 31, 2018, the amount due at maturity under the amended UBS Facility was $162,500. On April 2, 2018, additional Notes in the aggregate principal amount of $50,000 that had been purchased by Murray Hill Funding from Murray Hill Funding II were sold to UBS under the amended UBS Facility for aggregate proceeds of $37,500. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of March 31, 2018, the fair value of assets held by Murray Hill Funding II was $363,298.

For the three months ended March 31, 2018, the components of interest expense, average borrowings, and weighted average interest rate for the amended UBS Facility were as follows:

Three Months Ended March 31, 2018
Stated interest expense	$2,005
Amortization of deferred financing costs	232
Total interest expense	$2,237
Weighted average interest rate(1)	4.94%
Average borrowings	$162,500

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the amended UBS Facility and is annualized for periods covering less than one year.

MS Credit Facility

On December 19, 2017, 33rd Street Funding entered into a senior secured credit facility, or the MS Credit Facility, with MS. The MS Credit Facility provides for a revolving credit facility in an aggregate principal amount of up to $200,000, subject to compliance with a borrowing base. 33rd Street Funding has not drawn down on any borrowings under the MS Credit Facility.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

Advances under the MS Credit Facility will be available through December 19, 2020 and will bear interest at a floating rate equal to the three-month LIBOR, plus a spread of (i) 3.0% per year through December 19, 2020 and (i) 3.5% per year thereafter through December 19, 2022. Interest is payable quarterly in arrears. All advances under the MS Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than December 19, 2022. 33rd Street Funding may prepay advances pursuant to the terms and conditions of the loan and servicing agreement, subject to a 3% premium if the amount of the MS Credit Facility is reduced below $100,000 or terminated on or prior to December 19, 2018, and subject to a 2% or 1% premium if the amount of the MS Credit Facility is reduced or terminated on or prior to December 19, 2019 or December 19, 2020, respectively. In addition, 33rd Street Funding will be subject to a non-usage fee of 0.75% per year that accrues for each day of an accrual period on the amount by which $200,000 exceeds the greater of (x) the aggregate principal amount, if any, of the advances outstanding on such day and (y) prior to June 20, 2018, zero, and during the period from June 20, 2018 through December 19, 2020, 75% of $200,000 (or such smaller amount if the committed facility amount is reduced pursuant to the terms and conditions of the loan and servicing agreement). The non-usage fees, if any, are payable quarterly in arrears. 33rd Street Funding incurred certain customary costs and expenses in connection with obtaining the MS Credit Facility.

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

33rd Street Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,591 in connection with obtaining the MS Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and will amortize to interest expense over the term of the MS Credit Facility. Upon funding of the MS Credit Facility, any unamortized upfront fees will be recorded as a direct reduction to the outstanding balance of the MS Credit Facility, which will be included in the Company’s consolidated balance sheets. At March 31, 2018, the unamortized portion of the upfront fee and other expenses was $2,447.

For the three months ended March 31, 2018, the components of interest expense, average borrowings, and weighted average interest rate for the MS Credit Facility were as follows:

Three Months Ended March 31, 2018
Non-usage fee	$429
Amortization of deferred financing costs	128
Total interest expense	$557

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
March 31, 2018
(in thousands, except share and per share amounts)

For the three months ended March 31, 2018 and 2017, the components of interest expense, average borrowings, and weighted average interest rate for the EWB Credit Facility were as follows:

	Three Months Ended March 31,
	2018	2017
Non-usage fee	$—	$50
Amortization of deferred financing costs	—	50
Total interest expense	$—	$100

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of March 31, 2018 and December 31, 2017, according to the fair value hierarchy:

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,160,746	$1,160,746	$—	$—	$1,100,336	$1,100,336
Senior secured second lien debt	—	—	354,061	354,061	—	—	333,944	333,944
Collateralized securities and structured products - debt	—	—	22,380	22,380	—	—	25,289	25,289
Collateralized securities and structured products - equity	—	—	18,731	18,731	—	—	18,525	18,525
Unsecured debt	—	—	—	—	—	—	7,639	7,639
Equity	7,196	—	17,307	24,503	5,638	—	16,277	21,915
Short term investments	181,095	—	—	181,095	206,547	—	—	206,547
Total Investments	$188,291	$—	$1,573,225	$1,761,516	$212,185	$—	$1,502,010	$1,714,195

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2017	$1,100,336	$333,944	$25,289	$18,525	$7,639	$16,277	$1,502,010
Investments purchased	245,653	75,008	—	—	—	1,936	322,597
Net realized gain	1,159	915	—	—	21	—	2,095
Net change in unrealized (depreciation) appreciation	(4,282)	1,352	451	363	14	(906)	(3,008)
Accretion of discount	1,993	311	10	—	4	—	2,318
Sales and principal repayments	(184,113)	(57,469)	(3,370)	(157)	(7,678)	—	(252,787)
Ending balance, March 31, 2018	$1,160,746	$354,061	$22,380	$18,731	$—	$17,307	$1,573,225
Change in net unrealized (depreciation) appreciation on investments still held as of March 31, 2018(1)	$(2,606)	$1,825	$451	$363	$—	$653	$686

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
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

(1)
Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized (depreciation) appreciation on total return swap.

Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$726,325	Discounted Cash Flow	Discount Rates	5.0%	—	25.0%	10.6%
	423,191	Broker Quotes	Broker Quotes	N/A			N/A
	11,230	Market Comparable Approach	EBITDA Multiple	3.00x	—	6.00x	4.03x
			Revenue Multiple	0.20x	—	0.35x	0.29x
Senior secured second lien debt	219,744	Broker Quotes	Broker Quotes	N/A			N/A
	134,317	Discounted Cash Flow	Discount Rates	10.0%	—	13.0%	11.1%
Collateralized securities and structured products - debt	22,380	Discounted Cash Flow	Discount Rates	6.3%	—	11.0%	9.4%
Collateralized securities and structured products - equity	18,731	Discounted Cash Flow	Discount Rates	9.7%	—	14.0%	11.7%
Equity	9,100	Discounted Cash Flow	Discount Rates	18.5%	—	23.5%	21.8%
	6,323	Market Comparable Approach	EBITDA Multiple	5.50x	—	11.00x	7.73x
	1,643	Broker Quotes	Broker Quotes	N/A			N/A
	241	Options Pricing Model	Expected Volatility	19.8%	—	107.4%	51.7%
Total	$1,573,225

(1)	Weighted average amounts are based on the estimated fair values.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

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
The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien debt, senior secured second lien debt, collateralized securities and structured products, unsecured debt and equity are discount rates, EBITDA multiples, revenue multiples, broker quotes and expected volatility. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively. A significant increase or decrease in the EBITDA multiples, revenue multiples, broker quotes and expected volatility would result in a significantly higher or lower fair value measurement, respectively.
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Professional fees	$629	$568
Transfer agent expense	329	314
Dues and subscriptions	244	170
Valuation expense	164	199
Director fees and expenses	121	86
Insurance expense	100	103
Due diligence fees	82	55
Accounting costs	77	55
Printing and marketing expense	72	106
Other expenses	164	90
Total general and administrative expense	$1,982	$1,746

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
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
As of March 31, 2018 and December 31, 2017, the Company’s unfunded commitments were as follows:

Unfunded Commitments	March 31, 2018(1)	December 31, 2017(1)
SS&C Technologies, Inc.(3)	$35,979	$—
Centene Corp.(3)	21,382	12,170
DFC Global Facility Borrower II LLC(2)	9,765	10,425
Boyne USA, Inc.(3)	5,961	—
CircusTrix Holdings LLC(2)	4,459	—
Foundation Consumer Healthcare, LLC(2)	4,211	4,211
Discovery DJ Services LLC(2)	3,922	4,706
Moss Holding Company(2)	3,278	3,278
LSCS Holdings, Inc.(2)	2,727	—
Access CIG, LLC(2)	2,701	—
NM GRC Holdco, LLC(2)	2,654	—
Elemica, Inc.(2)	2,500	2,500
Instant Web LLC(2)	2,055	—
Studio Movie Grill Holdings, LLC(2)	1,608	1,608
Phylogeny, LLC / Conversant Biologics, LLC(2)	1,299	—
Teladoc, Inc.(2)	1,250	1,250
Ivy Hill Middle Market Credit Fund VIII, Ltd.(2)	1,111	1,111
VLS Recovery Services, LLC(2)	949	1,108
American Media, Inc.(2)	830	237
Frontline Technologies Group Holding LLC(2)	540	540
Pathway Partners Vet Management Company LLC(2)	343	818
Covenant Surgical Partners, Inc.(2)	271	458
Charming Charlie, LLC	210	1,048
Accruent, LLC(2)	111	111
Visual Edge Technology, Inc.	65	—
Ministry Brands, LLC(2)	—	1,865
PDI TA Holdings, Inc.(2)	—	815
Total	$110,181	$48,259

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

(2)
As of May 10, 2018, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $912, $1,007, $111, $1,778, $1,672, $4,459, $226, $9,765, $2,667, $2,500, $4,211, $540, $2,055, $1,111, $5,000, $1,364, $4,858, $3,278, $2,654, $92, $2,629, $1,299, $1,608, $1,250, $40,000, $949 and $1,317 to ABG Intermediate Holdings 2 LLC, Access CIG, LLC, Accruent, LLC, American Media, Inc., Avetta, LLC, CircusTrix Holdings, LLC, Covenant Surgical Partners, Inc., DFC Global Facility Borrower II LLC, Discovery DJ Services LLC, Elemica, Inc., Foundation Consumer Healthcare, LLC, Frontline Technologies Group Holding LLC, Instant Web, LLC, Ivy Hill Middle Market Credit Fund VIII, Ltd., Lift Brands, Inc., LSCS Holdings, Inc., Ministry Brands, LLC, Moss Holding Company, NM GRC Holdco, LLC, Pathway Partners Vet Management Company LLC, PDI TA Holdings, Inc., Phylogeny, LLC / Conversant Biologics, LLC, Studio Movie Grill Holdings, LLC, Teladoc, Inc., TherapeuticsMD, Inc., VLS Recovery Services, LLC and West Dermatology, LLC, respectively. In addition, subsequent to March 31, 2018, the Company entered into unfunded commitments of $28,775 and $44,997 with Citibank and Deutsche Bank AG, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

(3)
As of March 31, 2018, such commitment was subject to the execution of a definitive loan agreement and the consummation of the underlying corporate transaction, and conditional upon receipt of all necessary shareholder, regulatory and other applicable approvals. Prior to May 10, 2018, the unfunded commitment was terminated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2018 and December 31, 2017, refer to the table above and the consolidated schedules of investments.

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
Note 12. Fee Income
Fee income consists of commitment fees and amendment fees. The following table summarizes the Company’s fee income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Amendment fees	$155	$255
Commitment fees	59	292
Total	$214	$547
For the three months ended March 31, 2018 and 2017, all fee income was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Per share data:(1)
Net asset value at beginning of period	$9.14	$9.11
Results of operations:
Net investment income	0.17	0.15
Net realized gain and net change in unrealized depreciation on investments(2)	—	(0.02)
Net realized gain and net change in unrealized appreciation on total return swap	—	0.01
Net increase in net assets resulting from operations(2)	0.17	0.14
Shareholder distributions:
Distributions from net investment income	(0.16)	(0.14)
Distributions from net realized gains	(0.02)	(0.04)
Net decrease in net assets from shareholders' distributions	(0.18)	(0.18)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—
Repurchases of common stock(4)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value at end of period	$9.13	$9.07
Shares of common stock outstanding at end of period	116,108,932	111,370,686
Total investment return-net asset value(5)	1.90%	1.60%
Net assets at beginning of period	$1,058,691	$999,763
Net assets at end of period	$1,060,553	$1,010,010
Average net assets	$1,056,223	$1,003,153
Ratio/Supplemental data:
Ratio of net investment income to average net assets	1.81%	1.65%
Ratio of gross operating expenses to average net assets(6)	1.83%	1.15%
Ratio of expenses to average net assets(7)	1.83%	1.15%
Portfolio turnover rate(8)	16.41%	12.50%
Asset coverage ratio(9)	2.49	3.16

(1)	The per share data for the three months ended March 31, 2018 and 2017 was derived by using the weighted average shares of common stock outstanding during each period.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018
(in thousands, except share and per share amounts)

(3)
The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the three months ended March 31, 2018 and 2017.

(4)
Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the three months ended March 31, 2018 and 2017.

(5)
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

(6)	Ratio of gross operating expenses to average net assets does not include expense support provided by CIG, AIM and/or CIM, if any.

(7)
In order to record an obligation to reimburse CIM for expense support provided, the ratio of gross operating expenses to average net assets, when considering the recoupment, in the period in which recoupment is sought, cannot exceed the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the three months ended March 31, 2018 and 2017, the ratio of gross operating expenses to average net assets, when considering recoupment of expense support to CIG, was 0.17% and 0.15%, respectively.

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
The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.
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
We are managed by CIM, our affiliate and a registered investment adviser. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. On November 1, 2017, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM for a period of twelve months commencing December 17, 2017. We and CIM previously engaged AIM to act as our investment sub-adviser.
On July 11, 2017, the members of CIM entered into the Third CIM LLC Agreement for the purpose of creating a joint venture between AIM and CIG. Under the Third CIM LLC Agreement, AIM became a member of CIM and was issued a newly-created class of membership interests in CIM pursuant to which AIM will, among other things, share in the profits, losses, distributions and expenses of CIM with the other members in accordance with the terms of the Third CIM LLC Agreement, which will ultimately result in CIG and AIM each owning a 50% economic interest in CIM.
On July 10, 2017, our independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017, as part of the new and ongoing relationship among us, CIM and AIM. Although the investment sub-advisory agreement and AIM's engagement as our investment sub-adviser were terminated, AIM continues to perform certain non-advisory services for CIM and us, including, without limitation, identifying investment opportunities for approval by CIM's investment committee. AIM is not paid a separate fee in exchange for such services, but is entitled to receive distributions as a member of CIM as described above.
On December 4, 2017, the members of CIM entered into the Fourth CIM LLC Agreement. Under the Fourth CIM LLC Agreement, AIM performs sourcing services for CIM, which include, among other services, (i) identifying and providing information about potential investment opportunities for approval by CIM’s investment committee; (ii) providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. AIM has a limited role as a member of CIM and does not provide advice, evaluation, or recommendation with respect to our investments. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM.
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
Operating Expenses
Our primary operating expenses are the payment of advisory fees under the investment advisory agreement and interest expense on our financing arrangements. Our investment advisory fees compensate CIM for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions.

Portfolio Investment Activity for the Three Months Ended March 31, 2018 and 2017
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$245,212	$—	$245,212	$445,074	$49,590	$494,664
Senior secured second lien debt	75,008	—	75,008	62,176	—	62,176
Unsecured debt	—	—	—	1,089	—	1,089
Equity	1,936	—	1,936	—	—	—
Sales and principal repayments	(252,787)	—	(252,787)	(140,346)	(428,106)	(568,452)
Net portfolio activity	$69,369	$—	$69,369	$367,993	$(378,516)	$(10,523)
The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,153,204	$1,160,746	73.4%
Senior secured second lien debt	361,671	354,061	22.4%
Collateralized securities and structured products - debt	22,052	22,380	1.4%
Collateralized securities and structured products - equity	19,675	18,731	1.2%
Equity	23,474	24,503	1.6%
Subtotal/total percentage	1,580,076	1,580,421	100.0%
Short term investments(2)	181,095	181,095
Total investments	$1,761,171	$1,761,516
Number of portfolio companies			148
Average annual EBITDA of portfolio companies		$75.3 million
Median annual EBITDA of portfolio companies		$54.1 million
Purchased at a weighted average price of par			95.94%
Gross annual portfolio yield based upon the purchase price(3)			10.21%

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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of March 31, 2018 and December 31, 2017, excluding short term investments of $181,095 and $206,547, respectively:

	March 31, 2018
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,451,177	$1,452,822	91.9%
Other income producing investments	59,974	60,107	3.8%
Fixed interest rate investments	54,651	52,089	3.3%
Non-income producing equity	14,274	15,403	1.0%
Total investments	$1,580,076	$1,580,421	100.0%

	December 31, 2017
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,390,234	$1,389,395	92.2%
Fixed interest rate investments	83,448	87,113	5.8%
Other income producing investments	19,833	18,525	1.2%
Non-income producing equity	12,338	12,615	0.8%
Total investments	$1,505,853	$1,507,648	100.0%

The following tables show the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of March 31, 2018 and December 31, 2017:

	March 31, 2018
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$269,418	17.0%
High Tech Industries	171,458	10.8%
Services: Business	149,753	9.5%
Media: Advertising, Printing & Publishing	131,460	8.3%
Media: Diversified & Production	118,845	7.5%
Consumer Goods: Durable	77,821	4.9%
Chemicals, Plastics & Rubber	74,979	4.7%
Telecommunications	60,229	3.8%
Capital Equipment	57,661	3.6%
Aerospace & Defense	52,337	3.3%
Services: Consumer	47,229	3.0%
Banking, Finance, Insurance & Real Estate	43,724	2.8%
Hotel, Gaming & Leisure	43,626	2.8%
Diversified Financials	41,111	2.6%
Automotive	40,659	2.6%
Retail	35,933	2.3%
Energy: Oil & Gas	34,725	2.2%
Transportation: Cargo	32,694	2.1%
Beverage, Food & Tobacco	32,264	2.0%
Construction & Building	30,879	2.0%
Metals & Mining	11,659	0.7%
Consumer Goods: Non-Durable	7,210	0.5%
Media: Broadcasting & Subscription	6,241	0.4%
Forest Products & Paper	5,566	0.4%
Environmental Industries	2,940	0.2%
Subtotal/total percentage	1,580,421	100.0%
Short term investments	181,095
Total investments	$1,761,516

	December 31, 2017
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$255,608	17.0%
Services: Business	195,251	13.0%
High Tech Industries	194,902	12.9%
Media: Diversified & Production	117,896	7.8%
Chemicals, Plastics & Rubber	82,981	5.5%
Media: Advertising, Printing & Publishing	65,795	4.4%
Consumer Goods: Durable	60,863	4.0%
Telecommunications	58,891	3.9%
Capital Equipment	53,276	3.5%
Aerospace & Defense	52,312	3.5%
Services: Consumer	46,702	3.1%
Diversified Financials	43,814	2.9%
Automotive	40,565	2.7%
Energy: Oil & Gas	38,397	2.5%
Retail	33,319	2.2%
Transportation: Cargo	32,877	2.2%
Hotel, Gaming & Leisure	29,550	2.0%
Beverage, Food & Tobacco	25,631	1.7%
Construction & Building	24,633	1.6%
Banking, Finance, Insurance & Real Estate	19,857	1.3%
Metals & Mining	12,785	0.8%
Consumer Goods: Non-Durable	7,055	0.5%
Media: Broadcasting & Subscription	6,224	0.4%
Forest Products & Paper	5,599	0.4%
Environmental Industries	2,865	0.2%
Subtotal/total percentage	1,507,648	100.0%
Short term investments	206,547
Total investments	$1,714,195
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2018 and December 31, 2017, our unfunded commitments amounted to $110,181 and $48,259, respectively. As of May 10, 2018, our unfunded commitments amounted to $173,081. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. For additional information on our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of March 31, 2018 and December 31, 2017, excluding short term investments of $181,095 and $206,547, respectively:

	March 31, 2018		December 31, 2017
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$—	—	$—	—
2	1,308,088	82.8%	1,274,569	84.5%
3	242,330	15.3%	202,950	13.5%
4	28,644	1.8%	21,311	1.4%
5	1,359	0.1%	8,818	0.6%
	$1,580,421	100.0%	$1,507,648	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio

As of May 10, 2018, our investment portfolio, excluding our short term investments, consisted of interests in 148 portfolio companies (74% in senior secured first lien debt, 22% in senior secured second lien debt, 2% in collateralized securities and structured products (comprised of 1% invested in non-rated debt and 1% invested in non-rated equity of such securities and products), and 2% in equity) with a total fair value of $1,448,954 with an average and median portfolio company annual EBITDA of $70.2 million and $50.0 million, respectively, at initial investment. As of May 10, 2018, investments in our portfolio, excluding our short term investments, were purchased at a weighted average price of 96.56% of par value. Our estimated gross annual portfolio yield was 9.74% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the quarter ended March 31, 2018, our total investment return-net asset value was 1.90%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.
As of May 10, 2018, our only short term investment was an investment in a U.S. Treasury Obligations Fund of $144,990.
Results of Operations for the Three Months Ended March 31, 2018 and 2017
Our results of operations for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Investment income	$38,386	$28,045
Net operating expenses	19,300	11,500
Net investment income	19,086	16,545
Net realized gain on investments and foreign currency	2,097	884
Net change in unrealized depreciation on investments	(1,450)	(2,817)
Net realized loss on total return swap	—	(14,269)
Net change in unrealized appreciation on total return swap	—	15,536
Net increase in net assets resulting from operations	$19,733	$15,879
Investment Income
For the three months ended March 31, 2018 and 2017, we generated investment income of $38,386 and $28,045, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 159 and 153 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $340,801, from $1,203,234 for the three months ended March 31, 2017 to $1,544,035 for the three months ended March 31, 2018, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016. We expect our investment portfolio to continue to grow due to the anticipated capital available to us for investment from our follow-on continuous public offering and available under our financing arrangements. As a result, we believe that reported investment income for the three months ended March 31, 2018 and 2017 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS was not included in investment income in the consolidated statements of operations, but rather it was recorded as part of net realized loss on total return swap. In lieu of extending the expiration date of the TRS beyond April 18, 2017, we entered into a traditional credit facility with Citibank on March 29, 2017.

Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Management fees	$7,939	$6,482
Administrative services expense	461	346
General and administrative	1,982	1,746
Interest expense	8,918	2,926
Total operating expenses	$19,300	$11,500
During the three months ended March 31, 2018, the increase in management fees was a direct result of the increase in our gross assets, less cash and cash equivalents, while the increase in interest expense was primarily the result of entering into new financing arrangements during and subsequent to the three months ended March 31, 2017.
The composition of our general and administrative expenses for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Professional fees	$629	$568
Transfer agent expense	329	314
Dues and subscriptions	244	170
Valuation expense	164	199
Director fees and expenses	121	86
Insurance expense	100	103
Due diligence fees	82	55
Accounting costs	77	55
Printing and marketing expense	72	106
Other expenses	164	90
Total general and administrative expense	$1,982	$1,746

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

For the three months ended March 31, 2018 and 2017, CIM, CIG and AIM did not provide any expense support or recoup any previously provided expense support. All expense support previously provided to us has been recouped.

Recoupment of expense support will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. As a result, we may or may not be requested to reimburse CIM for any expense support that may be received from CIM in the future.

Net Investment Income

Our net investment income totaled $19,086 and $16,545 for the three months ended March 31, 2018 and 2017, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to proceeds received from our follow-on continuous public offering and our financing arrangements.
Net Realized Gain on Investments and Foreign Currency
Our net realized gain on investments and foreign currency totaled $2,097 and $884 for the three months ended March 31, 2018 and 2017, respectively. This change was primarily due to an increase in sales and principal repayment activity during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. During the three months ended March 31, 2018, we received sale proceeds of $60,369 and principal repayments of $192,418, resulting in net realized gains of $2,095. During the three months ended March 31, 2017, we received sale proceeds of $30,903 and principal repayments of $109,443, resulting in net realized gains of $740.
Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled ($1,450) and ($2,817) for the three months ended March 31, 2018 and 2017, respectively. This change was driven primarily by unrealized losses on certain underperforming investments during the three months ended March 31, 2018, partially offset by a greater tightening of credit spreads during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 that positively impacted the fair value of certain investments.
Net Realized Loss on TRS
Our net realized loss on the TRS totaled $0 and ($14,269) for the three months ended March 31, 2018 and 2017, respectively. The components of net realized loss on the TRS are summarized below:

	Three Months Ended March 31,
	2018	2017
Interest and other income from TRS portfolio	$—	$6,082
Interest and other expense from TRS portfolio	—	(2,767)
Net loss on TRS loan sales	—	(17,584)
Total	$—	$(14,269)
The net realized loss on TRS for the three months ended March 31, 2017 was primarily due to the sale of a majority of loans underlying the TRS to Flatiron Funding II on March 29, 2017.
Net Change in Unrealized Appreciation on TRS
The net change in unrealized appreciation on the TRS totaled $0 and $15,536 for the three months ended March 31, 2018 and 2017, respectively. This change was driven primarily by a reversal of previous unrealized depreciation on the loans underlying the TRS upon the purchase of the loans by Flatiron Funding II on March 29, 2017.
Net Increase in Net Assets Resulting from Operations
For the three months ended March 31, 2018 and 2017, we recorded a net increase in net assets resulting from operations of $19,733 and $15,879, respectively, as a result of our operating activity for the respective periods.
Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $9.13 and $9.14 on March 31, 2018 and December 31, 2017, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.1829 per share during the three months ended March 31, 2018, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was 1.90% for the three month period ended March 31, 2018. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price net of sales load) have seen an annualized return of 8.41% and a cumulative total return of 53.31% through March 31, 2018 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 6.27% and a cumulative total return of 37.98% through March 31, 2018. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.24% and a cumulative total return of 24.57%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.32% and a cumulative total return of 31.58% over the same period.

Growth of $10,000 Initial Investment(1)
16,000
15,000
14,000
13,000
12,000
11,000
10,000
9,000
$15,331
$13,798
$13,158
$12,457
12/17/2012
6/30/2013
12/31/2013
6/30/2014
12/31/2014
6/30/2015
12/31/2015
6/30/2016
12/31/2016
6/30/2017
12/31/2017
CĪON Investment Corporation (excluding sales load)
S&P/LSTA Leveraged Loan Index
CĪON Investment Corporation (including sales load)
BofA ML US High Yield Index

(1) Cumulative performance: December 17, 2012 to March 31, 2018
The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds from our follow-on continuous public offering and from cash flows from interest, fees and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We also employ leverage to seek to enhance our returns as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC’s debt to equity to a maximum 2 to 1 from a maximum of 1 to 1, so long as certain approval and disclosure requirements are satisfied. We currently have not determined whether to seek to utilize such additional leverage. We are engaged in a follow-on continuous public offering of shares of our common stock. Our initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. Our follow-on continuous public offering commenced on January 25, 2016 and will continue until no later than January 25, 2019. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, are at or above our net asset value per share.

We have temporarily suspended the sale of shares of our common stock while we engage with the SEC to have declared effective a post-effective amendment to our registration statement. We are currently working with the SEC to have our registration statement declared effective as promptly as practicable. We will file a Form 8-K to announce the resumption of the sale of shares of our common stock.
We will sell our shares on a continuous basis at our latest public offering price of $9.70 per share; however, to the extent that our net asset value fluctuates, we will sell at a price necessary to ensure that shares are sold at a price, after deduction of selling commissions and dealer manager fees, that is above and within 2.5% of net asset value per share.
Since commencing our initial continuous public offering on July 2, 2012 and through March 31, 2018, we sold 116,108,932 shares of common stock for net proceeds of $1,178,452 at an average price per share of $10.15. The net proceeds include gross proceeds received from reinvested shareholder distributions of $133,976, for which we issued 14,699,524 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $84,200, for which we repurchased 9,276,383 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through March 31, 2018, sales commissions and dealer manager fees related to the sale of our common stock were $64,714 and $32,200, respectively.
As of May 10, 2018, we sold 114,822,990 shares of common stock for net proceeds of $1,166,968 at an average price per share of $10.16. The net proceeds include gross proceeds received from reinvested shareholder distributions of $136,984, for which we issued 15,028,599 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $105,725, for which we repurchased 11,628,963 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through May 10, 2018, sales commissions and dealer manager fees related to the sale of our common stock were $64,845 and $32,305, respectively.
The net proceeds from our follow-on continuous public offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. middle-market companies.
As of March 31, 2018 and December 31, 2017, we had $181,095 and $206,547 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Citibank Credit Facility

As of March 31, 2018 and May 10, 2018, our outstanding borrowings under the Amended Citibank Credit Facility were $324,542 and the aggregate unfunded principal amount in connection with the Amended Citibank Credit Facility was $458. For a detailed discussion of our Amended Citibank Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

JPM Credit Facility
As of March 31, 2018 and May 10, 2018, our outstanding borrowings under the Amended JPM Credit Facility were $224,423 and the aggregate unfunded principal amount in connection with the Amended JPM Credit Facility was $577. For a detailed discussion of our Amended JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
UBS Facility
As of March 31, 2018 and May 10, 2018, our outstanding borrowings under the UBS Facility were $162,500 and $200,000, respectively, and the aggregate unfunded principal amount in connection with the UBS Facility was $37,500 and $0, respectively. For a detailed discussion of our UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.

MS Credit Facility
As of March 31, 2018 and May 10, 2018, we had no outstanding borrowings under the MS Credit Facility and the aggregate unfunded principal amount in connection with the MS Credit Facility was $200,000. For a detailed discussion of our MS Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
Unfunded Commitments
As of March 31, 2018 and May 10, 2018, our unfunded commitments amounted to $110,181 and $173,081, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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

On December 19, 2017, 33rd Street entered into the MS Credit Facility with MS. See Note 8 to our consolidated financial statements for a more detailed description of the MS Credit Facility.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, 91.9% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Amended Citibank Credit Facility, the Amended JPM Credit Facility, the amended UBS Facility or the MS Credit Facility in effect as of March 31, 2018:

Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 100 basis points	$(6,611)	(6.3)%
Down 50 basis points	(3,756)	(3.6)%
Current base interest rate	—	—
Up 50 basis points	3,757	3.6%
Up 100 basis points	7,514	7.2%
Up 200 basis points	15,027	14.3%
Up 300 basis points	22,541	21.5%

(1)	This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 3.3% of our investments paid fixed interest rates as of March 31, 2018. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.
Recent legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC’s debt to equity to a maximum 2 to 1 from a maximum of 1 to 1, so long as certain approval and disclosure requirements are satisfied. Specifically, a BDC is permitted to apply a lower minimum asset coverage ratio of 150% if: (1) the BDC complies with certain additional asset coverage disclosure requirements; and (2)(A) a “required majority” of the BDC’s directors, as defined in Section 57(o) of the 1940 Act, approves the application of such a lower minimum asset coverage ratio to the BDC, in which case the 150% minimum asset coverage ratio will become effective on the date that is one year after the date of such independent director approval; or (B) the BDC obtains, at a special or annual meeting of its shareholders at which a quorum is present, the approval of more than 50% of the votes cast for the application of such a lower minimum asset coverage ratio to the BDC, in which case the 150% minimum asset coverage ratio will become effective on the first day after the date of such shareholder approval. As a result, we may be able to incur additional indebtedness in the future, and, therefore, your risk of an investment in us may increase. We currently have not determined whether to seek to utilize such additional leverage. If we choose to take advantage of such leverage, we will act in accordance with the requirements set forth in the amended legislation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our registration statement on Form N-2, as amended, in connection with our follow-on continuous public offering was declared effective by the SEC on January 25, 2016 (SEC File No. 333-203683). Our follow-on continuous public offering commenced on January 25, 2016.
We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2018.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2018 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2018	2,014,536	$9.12	2,014,536	(1)
February 1 to February 28, 2018	—	—	—	—
March 1 to March 31, 2018	—	—	—	—
Total	2,014,536	$9.12	2,014,536	(1)

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

10.41
Administration Agreement, dated as of April 1, 2018, by and between CĪON Investment Corporation and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2018 (File No. 814-00941)).

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
Date: May 15, 2018
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)