Form 10-Q
period 2018-06-30
CION Investment Corp
filed 2018-08-10
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 2, 2018 was 113,471,640.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,954,893 and $1,692,978, respectively)	$1,962,848	$1,698,662
Non-controlled, affiliated investments (amortized cost of $24,540 and $19,422, respectively)	19,757	15,533
Total investments, at fair value (amortized cost of $1,979,433 and $1,712,400, respectively)	1,982,605	1,714,195
Cash	8,963	56,354
Interest receivable on investments	14,012	12,433
Receivable due on investments sold	4,560	29,524
Prepaid expenses and other assets	—	3,417
Total assets	$2,010,140	$1,815,923

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $7,631 and $6,018, respectively)	$891,334	$705,447
Payable for investments purchased	53,044	36,439
Accounts payable and accrued expenses	1,195	1,432
Interest payable	3,184	2,311
Accrued management fees	8,602	7,821
Accrued subordinated incentive fee on income	—	3,222
Accrued administrative services expense	156	556
Due to CIG - offering costs	6	4
Total liabilities	957,521	757,232

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
115,570,125 and 115,781,751 shares issued and outstanding, respectively	116	116
Capital in excess of par value	1,074,314	1,076,131
Undistributed net investment income	7,793	10,368
Accumulated net realized loss from investments	(13,442)	(10,385)
Accumulated net unrealized appreciation on investments	3,172	1,795
Accumulated net realized loss from total return swap(1)	(19,334)	(19,334)
Total shareholders' equity	1,052,619	1,058,691
Total liabilities and shareholders' equity	$2,010,140	$1,815,923
Net asset value per share of common stock at end of period	$9.11	$9.14
(1) See Note 7 for a discussion of the Company’s total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Interest income:
Non-controlled, non-affiliated investments	$41,017	$34,407	$79,090	$61,905
Non-controlled, affiliated investments	249	—	348	—
Total interest income	41,266	34,407	79,438	61,905
Fee and other income	667	938	881	1,485
Total investment income	41,933	35,345	80,319	63,390
Operating expenses
Management fees	8,602	7,422	16,541	13,904
Administrative services expense	531	425	992	771
General and administrative(1)	1,604	1,671	3,586	3,417
Interest expense	10,851	5,697	19,769	8,623
Total operating expenses	21,588	15,215	40,888	26,715
Net investment income	20,345	20,130	39,431	36,675
Realized and unrealized (losses) gains
Net realized (loss) gain on:
Non-controlled, non-affiliated investments	(5,181)	(3,082)	(3,103)	(2,342)
Non-controlled, affiliated investments	20	—	37	—
Total return swap(2)	—	413	—	(13,856)
Foreign currency	7	3	9	147
Net realized losses	(5,154)	(2,666)	(3,057)	(16,051)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	3,604	12,211	2,271	9,394
Non-controlled, affiliated investments	(777)	—	(894)	—
Total return swap(2)	—	(134)	—	15,402
Net change in unrealized appreciation	2,827	12,077	1,377	24,796
Net realized and unrealized (losses) gains	(2,327)	9,411	(1,680)	8,745
Net increase in net assets resulting from operations	$18,018	$29,541	$37,751	$45,420
Per share information—basic and diluted
Net increase in net assets per share resulting from operations	$0.16	$0.27	$0.33	$0.41
Weighted average shares of common stock outstanding	114,830,847	111,447,448	114,840,350	110,767,684
(1)  See Note 10 for details of the Company's general and administrative expenses.
(2)  See Note 7 for a discussion of the Company's total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$39,431	$36,675
Net realized loss on investments	(3,066)	(2,342)
Net realized gain on foreign currency	9	147
Net change in unrealized appreciation on investments	1,377	9,394
Net realized loss on total return swap(1)	—	(13,856)
Net change in unrealized appreciation on total return swap(1)	—	15,402
Net increase in net assets resulting from operations	37,751	45,420
Changes in net assets from shareholders' distributions:(2)
Net investment income	(42,006)	(31,128)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	—	(3,594)
Net gain on TRS loan sales(3)	—	(3,539)
Net realized gain on investments and foreign currency	—	(2,233)
Net decrease in net assets from shareholders' distributions	(42,006)	(40,494)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $708 and $1,047, respectively	18,460	26,998
Reinvestment of shareholders' distributions	19,627	19,791
Repurchase of common stock	(39,904)	(17,742)
Net (decrease) increase in net assets resulting from capital share transactions	(1,817)	29,047

Total (decrease) increase in net assets	(6,072)	33,973
Net assets at beginning of period	1,058,691	999,763
Net assets at end of period	$1,052,619	$1,033,736

Net asset value per share of common stock at end of period	$9.11	$9.15
Shares of common stock outstanding at end of period	115,570,125	112,958,698

Undistributed net investment income at end of period	$7,793	$6,975

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	This table presents changes in net assets from shareholders' distributions on a GAAP basis. See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	During the six months ended June 30, 2017, the Company realized losses of $25,417, which were not then deductible on a tax-basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$37,751	$45,420
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(4,339)	(4,269)
Proceeds from principal repayment of investments	321,081	259,729
Purchase of investments	(706,858)	(854,156)
Paid-in-kind interest	(802)	(1,389)
Decrease (increase) in short term investments, net	23,779	(64,000)
Proceeds from sale of investments	96,932	87,116
Net realized loss on investments	3,066	2,342
Net unrealized appreciation on investments	(1,377)	(9,394)
Net unrealized appreciation on total return swap(1)	—	(15,402)
Amortization of debt issuance costs	1,469	729
(Increase) decrease in due from counterparty(1)	—	139,715
(Increase) decrease in interest receivable on investments	(1,471)	(1,049)
(Increase) decrease in receivable due on investments sold	24,964	—
(Increase) decrease in receivable due on total return swap(1)	—	4,036
(Increase) decrease in prepaid expenses and other assets	843	(774)
Increase (decrease) in payable for investments purchased	16,605	70,583
Increase (decrease) in accounts payable and accrued expenses	(237)	(638)
Increase (decrease) in interest payable	873	928
Increase (decrease) in accrued management fees	781	1,641
Increase (decrease) in accrued administrative services expense	(400)	(587)
Increase (decrease) in due to CIG - offering costs	2	(39)
Increase (decrease) in subordinated incentive fee on income payable	(3,222)	—
Net cash used in operating activities	(190,560)	(339,458)

Financing activities:
Gross proceeds from issuance of common stock	19,168	28,045
Commissions and dealer manager fees paid	(708)	(1,049)
Repurchase of common stock	(39,904)	(17,742)
Shareholders' distributions paid(2)	(22,379)	(20,703)
Borrowings under financing arrangements(3)	187,500	356,698
Debt issuance costs paid	(508)	(3,364)
Net cash provided by financing activities	143,169	341,885
Net (decrease) increase in cash and restricted cash	(47,391)	2,427
Cash and restricted cash, beginning of period	56,354	17,046
Cash and restricted cash, end of period	$8,963	$19,473

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,417	$6,923
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions(2)	$19,627	$19,791

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 8 for a discussion of the Company’s financing arrangements.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 130.9%
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022(q)	1 Month LIBOR	Retail	$14,491	$11,925	$12,078
Accommodations Plus Technologies LLC, L+500, 1.00% LIBOR Floor, 5/11/2024	2 Month LIBOR	Services: Business	8,588	8,420	8,416
Adams Publishing Group, LLC, L+700, 1.00% LIBOR Floor, 11/3/2020(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	4,760	4,726	4,760
Advanced Integration Technology LP, L+475, 1.00% LIBOR Floor, 4/3/2023(q)	6 Month LIBOR	Aerospace & Defense	3,950	3,980	3,950
Allen Media, LLC, L+925, 1.00% LIBOR Floor, 3/22/2025(p)(r)(s)	3 Month LIBOR	Media: Diversified & Production	58,800	57,369	59,241
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020(q)	3 Month LIBOR	Media: Advertising, Printing & Publishing	13,272	12,231	11,829
American Clinical Solutions LLC, 12.50%, 6/11/2020(u)(w)	None	Healthcare & Pharmaceuticals	9,199	9,064	7,451
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021(q)(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,694	10,285	10,708
American Media, Inc., 0.50% Unfunded, 8/24/2020	None	Media: Advertising, Printing & Publishing	1,067	—	21
American Media, Inc., L+800, 1.00% LIBOR Floor, 8/24/2020(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	20,910	20,809	21,329
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(p)(q)(r)(s)	3 Month LIBOR	Telecommunications	20,738	19,128	20,133
Analogic Corp., L+600, 1.00% LIBOR Floor, 6/21/2024(s)	1 Month LIBOR	Healthcare & Pharmaceuticals	30,000	29,402	29,400
AP Exhaust Acquisition, LLC, L+500, 1.00% LIBOR Floor, 5/10/2024(q)	3 Month LIBOR	Automotive	5,584	5,409	5,494
APCO Holdings, LLC, L+550, 0.00% LIBOR Floor, 6/9/2025(q)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	12,000	11,881	12,075
Ascent Resources - Marcellus, LLC, L+650, 1.00% LIBOR Floor, 3/30/2023	1 Month LIBOR	Energy: Oil & Gas	712	712	715
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(q)	1 Month LIBOR	Construction & Building	10,896	10,714	10,692
Avetta, LLC, L+525, 1.00% LIBOR Floor, 4/10/2024	1 Month LIBOR	High Tech Industries	4,748	4,657	4,653
Avetta, LLC, 0.50% Unfunded, 4/11/2020	None	High Tech Industries	1,672	(20)	(33)
Azure Midstream Energy, LLC, L+750, 1.00% LIBOR Floor, 12/31/2019(q)	1 Month LIBOR	Energy: Oil & Gas	1,964	1,942	1,964
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023(r)(s)	3 Month LIBOR	Aerospace & Defense	19,900	19,718	19,701
Caraustar Industries, Inc., L+550, 1.00% LIBOR Floor, 3/14/2022(q)	3 Month LIBOR	Forest Products & Paper	5,549	5,603	5,591
Cardinal US Holdings, Inc., L+500, 1.00% LIBOR Floor, 7/31/2023(q)	3 Month LIBOR	Services: Business	8,436	7,902	8,246
CB URS Holdings Corp., L+525, 1.00% LIBOR Floor, 9/1/2024(q)(s)	1 Month LIBOR	Transportation: Cargo	14,663	14,592	14,837
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021(q)(s)	1 Month LIBOR	Services: Consumer	24,788	24,816	24,912
Charming Charlie LLC, L+1000, 1.00% LIBOR Floor, 4/24/2023(v)(w)	3 Month LIBOR	Retail	2,619	2,619	1,951
Charming Charlie LLC, L+1000, 1.00% LIBOR Floor, 4/24/2023(v)(w)	3 Month LIBOR	Retail	3,142	1,832	2,294
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(r)(s)	3 Month LIBOR	Hotel, Gaming & Leisure	22,222	20,251	22,000
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/27/2019	None	Hotel, Gaming & Leisure	2,675	1,783	(27)
Confie Seguros Holding II Co., L+525, 1.00% LIBOR Floor, 4/16/2022(q)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	15,822	15,720	15,693
Covenant Surgical Partners, Inc., 4.50% Unfunded, 10/4/2018(q)	None	Healthcare & Pharmaceuticals	226	—	1
Covenant Surgical Partners, Inc., L+450, 0.00% LIBOR Floor, 10/4/2024(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	2,200	2,194	2,211
CSP Technologies North America, LLC, L+525, 1.00% LIBOR Floor, 1/29/2022(r)	3 Month LIBOR	Chemicals, Plastics & Rubber	13,448	13,243	13,515
Datix Bidco Ltd., L+450, 0.00% LIBOR Floor, 4/28/2025(i)	6 Month LIBOR	High Tech Industries	1,511	1,482	1,481
David's Bridal, Inc., L+400, 1.25% LIBOR Floor, 10/11/2019(q)	1 Month LIBOR	Retail	3,406	3,091	3,021
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Dayton Superior Corp., L+800, 1.00% LIBOR Floor, 11/15/2021(q)	3 Month LIBOR	Construction & Building	6,236	5,698	5,005
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022(i)(q)	3 Month LIBOR	Services: Business	5,877	5,709	5,884
Deluxe Entertainment Services Group Inc., L+550, 1.00% LIBOR Floor, 2/28/2020(q)	3 Month LIBOR	Media: Diversified & Production	16,299	16,217	15,830
DFC Global Facility Borrower II LLC, 0.50% Unfunded, 9/27/2019	None	Services: Consumer	8,437	—	—
DFC Global Facility Borrower II LLC, L+1075, 1.00% LIBOR Floor, 9/27/2022	1 Month LIBOR	Services: Consumer	21,563	21,435	21,563
Discovery DJ Services LLC, 0.50% Unfunded, 10/25/2022	None	Energy: Oil & Gas	353	—	(5)
Discovery DJ Services LLC, 0.50% Unfunded, 4/25/2019	None	Energy: Oil & Gas	392	—	(6)
Discovery DJ Services LLC, L+725, 1.00% LIBOR Floor, 10/25/2022	1 Month LIBOR	Energy: Oil & Gas	9,255	9,077	9,116
DMT Solutions Global Corp., L+700, 0.00% LIBOR Floor, 7/2/2024(k)(q)(s)	1 Month LIBOR	Services: Business	20,000	19,400	20,000
Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC, L+875, 1.00% LIBOR Floor, 10/31/2019(p)	3 Month LIBOR	Construction & Building	9,562	9,495	9,407
DXP Enterprises, Inc., L+475, 1.00% LIBOR Floor, 8/29/2023(i)(q)	1 Month LIBOR	Energy: Oil & Gas	9,925	9,835	9,999
Eagle Family Foods Group LLC, L+650, 1.00% LIBOR Floor, 6/14/2024(s)	1 Month LIBOR	Beverage, Food & Tobacco	15,000	14,665	14,662
EagleTree-Carbide Acquisition Corp., L+475, 1.00% LIBOR Floor, 8/28/2024(q)	3 Month LIBOR	Consumer Goods: Durable	19,900	19,761	20,105
Eastman Kodak Company, L+625, 1.00% LIBOR Floor, 9/3/2019(i)(q)	2 Month LIBOR	Consumer Goods: Durable	1,965	1,961	1,840
Elemica, Inc., 0.50% Unfunded, 7/7/2021	None	High Tech Industries	2,500	(38)	(13)
Elemica, Inc., L+700, 1.00% LIBOR Floor, 7/7/2021(p)(r)	1 Month LIBOR	High Tech Industries	17,150	16,856	17,064
Emmis Operating Company, L+700, 1.00% LIBOR Floor, 4/18/2019(q)	1 Month LIBOR	Media: Broadcasting & Subscription	1,364	1,299	1,344
Entertainment Studios P&A LLC, 10.49%, 5/18/2037	None	Media: Diversified & Production	18,121	17,764	17,804
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(m)	None	Media: Diversified & Production	2,598	2,547	4,175
EnTrans International, LLC, L+750, 1.00% LIBOR Floor, 6/4/2020(r)	1 Month LIBOR	Capital Equipment	12,187	10,038	12,187
ES Chappaquiddick LLC, 10.00%, 5/18/2022	None	Media: Diversified & Production	9,828	9,828	9,828
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(i)(q)	1 Month LIBOR	High Tech Industries	10,236	9,691	9,673
F+W Media, Inc., L+1000, 1.50% LIBOR Floor, 5/24/2022(p)(u)(v)(w)	1 Month LIBOR	Media: Diversified & Production	2,875	2,751	1,006
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022(v)(w)	1 Month LIBOR	Media: Diversified & Production	1,061	1,061	1,115
Forbes Media LLC, L+675, 1.00% LIBOR Floor, 9/12/2019(l)(r)	1 Month LIBOR	Media: Advertising, Printing & Publishing	14,097	13,928	14,097
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	4,211	(32)	—
Foundation Consumer Healthcare, LLC, L+650, 1.00% LIBOR Floor, 11/2/2023(p)(r)(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	45,561	45,244	45,560
Frontline Technologies Group Holding LLC, 1.00% Unfunded, 9/18/2019	None	High Tech Industries	540	—	(6)
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023(i)(p)(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	35,000	34,667	34,650
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023(q)(s)	3 Month LIBOR	Services: Business	14,444	14,380	14,128
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,825	4,597	4,553
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/21/2018(p)	3 Month LIBOR	Services: Business	7,480	7,339	7,705
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(q)(r)(s)	3 Month LIBOR	Media: Advertising, Printing & Publishing	16,004	15,989	15,785
Instant Web, LLC, L+650, 0.00% LIBOR Floor, 12/15/2022	1 Month LIBOR	Media: Advertising, Printing & Publishing	324	324	324
Instant Web, LLC, 0.50% Unfunded, 12/15/2022	None	Media: Advertising, Printing & Publishing	2,379	—	—
Instant Web, LLC, L+650, 0.00% LIBOR Floor, 12/15/2022(p)(r)(s)	1 Month LIBOR	Media: Advertising, Printing & Publishing	39,493	39,401	39,493
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
International Seaways, Inc., L+600, 1.00% LIBOR Floor, 6/22/2022(i)(q)	1 Month LIBOR	Transportation: Cargo	9,813	9,647	9,818
Ipsen International GmbH, L+800, 1.00% LIBOR Floor, 9/30/2019(i)(l)	1 Month LIBOR	Capital Equipment	1,163	1,165	1,163
Ipsen, Inc., L+700, 1.00% LIBOR Floor, 9/30/2019(l)(r)	1 Month LIBOR	Capital Equipment	7,568	7,523	7,568
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(q)	3 Month LIBOR	Beverage, Food & Tobacco	15,000	14,851	15,037
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2022(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	12,022	11,890	11,180
ITC Service Group Acquisition LLC, L+950, 0.50% LIBOR Floor, 5/26/2021(l)(p)	1 Month LIBOR	High Tech Industries	11,250	11,099	10,969
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023(s)	1 Month LIBOR	Telecommunications	19,950	19,950	19,950
Jackson Hewitt Tax Service Inc., L+625, 0.00% LIBOR Floor, 5/30/2023(s)	1 Month LIBOR	Services: Consumer	18,000	18,000	18,000
KLO Intermediate Holdings, LLC, L+975, 1.50% LIBOR Floor, 4/7/2022(r)	1 Month LIBOR	Chemicals, Plastics & Rubber	7,477	7,403	7,290
KLO Intermediate Holdings, LLC, L+975, 1.50% LIBOR Floor, 4/7/2022(r)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,329	4,286	4,221
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(q)(s)	3 Month LIBOR	Consumer Goods: Durable	15,700	15,426	15,700
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 12/29/2020(r)	1 Month LIBOR	High Tech Industries	4,505	4,476	4,505
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 12/29/2020(i)	1 Month EURIBOR	High Tech Industries	€4,180	4,669	4,883
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023(p)(r)(s)	1 Month LIBOR	Services: Consumer	44,888	43,931	44,102
Lift Brands, Inc., 1.00% Unfunded, 4/16/2023	None	Services: Consumer	5,000	—	(88)
Logix Holding Company, LLC, L+575, 1.00% LIBOR Floor, 12/22/2024(q)	1 Month LIBOR	Telecommunications	5,014	4,966	4,964
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020(q)	1 Month LIBOR	Services: Business	5,911	5,667	5,882
Mayfield Agency Borrower Inc., L+450, 0.00% LIBOR Floor, 2/28/2025(q)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,981	3,962	3,991
Ministry Brands, LLC, L+400, 1.00% LIBOR Floor, 12/2/2022(r)	1 Month LIBOR	Services: Business	10,660	10,608	10,660
Ministry Brands, LLC, L+100, 1.00% LIBOR Floor, 10/18/2020	1 Month LIBOR	Services: Business	4,313	(10)	—
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	2,232	—	(22)
Moss Holding Company, L+675, 1.00% LIBOR Floor, 4/17/2023(p)(r)	3 Month LIBOR	Services: Business	18,687	18,403	18,501
MRO Holdings, Inc., L+525, 1.00% LIBOR Floor, 10/25/2023(q)	3 Month LIBOR	Aerospace & Defense	4,467	4,427	4,501
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 10/17/2022(q)	1 Month LIBOR	Metals & Mining	3,610	3,544	3,400
Navex Global, Inc., L+425, 1.00% LIBOR Floor, 11/19/2021(q)(s)	1 Month LIBOR	High Tech Industries	17,818	17,860	17,896
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(r)(s)	1 Month LIBOR	Media: Advertising, Printing & Publishing	21,426	21,215	21,105
NM GRC Holdco, LLC, 1.00% Unfunded, 2/9/2020	None	High Tech Industries	2,654	—	(27)
NM GRC Holdco, LLC, L+550, 1.00% LIBOR Floor, 2/9/2024	3 Month LIBOR	High Tech Industries	8,934	8,695	8,845
Ocean Bidco, Inc., L+500, 1.00% LIBOR Floor, 3/21/2025(q)	3 Month LIBOR	High Tech Industries	4,554	4,532	4,580
One Call Corp., L+400, 1.00% LIBOR Floor, 11/27/2022(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	8,052	7,575	7,750
Orbcomm Inc., 8.00%, 4/1/2024(p)	None	Telecommunications	9,237	9,237	9,687
P.F. Chang's China Bistro, Inc., L+500, 1.00% LIBOR Floor, 9/1/2022(q)	6 Month LIBOR	Beverage, Food & Tobacco	14,912	14,585	14,866
Paris Presents Inc., L+500, 1.00% LIBOR Floor, 12/31/2020(r)	1 Month LIBOR	Consumer Goods: Durable	11,064	11,013	11,119
Pathway Partners Vet Management Company LLC, L+425, 0.00% LIBOR Floor, 10/10/2024	1 Month LIBOR	Healthcare & Pharmaceuticals	904	904	906
PDI TA Holdings, Inc., L+475, 1.00% LIBOR Floor, 8/25/2023(p)	3 Month LIBOR	High Tech Industries	2,601	2,584	2,582
PDI TA Holdings, Inc., 0.75% Unfunded, 4/11/2019	None	High Tech Industries	1,522	—	(11)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Petroflow Energy Corp., L+800, 1.00% LIBOR Floor, 6/29/2019(p)(u)(v)(w)	1 Month LIBOR	Energy: Oil & Gas	3,229	2,983	2,841
PFS Holding Corp., L+350, 1.00% LIBOR Floor, 1/31/2021	1 Month LIBOR	Retail	3,146	2,375	1,788
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(i)(q)	3 Month LIBOR	Aerospace & Defense	6,397	5,843	5,630
Phylogeny, LLC / Conversant Biologics, LLC, 1.00% Unfunded, 3/30/2020	None	Healthcare & Pharmaceuticals	1,299	(19)	(13)
Phylogeny, LLC / Conversant Biologics, LLC, L+650, 1.00% LIBOR Floor, 3/30/2024	6 Month LIBOR	Healthcare & Pharmaceuticals	6,477	6,322	6,412
Plano Molding Company, LLC, L+800, 1.00% LIBOR Floor, 5/12/2021(p)	1 Month LIBOR	Consumer Goods: Non-Durable	7,913	7,835	7,162
Project Leopard Holdings, Inc., L+400, 1.00% LIBOR Floor, 7/7/2023(q)	1 Month LIBOR	High Tech Industries	3,970	3,961	3,985
Radio One, Inc., L+400, 1.00% LIBOR Floor, 4/18/2023(q)	1 Month LIBOR	Media: Broadcasting & Subscription	2,950	2,926	2,895
Reddy Ice Corp., L+550, 1.25% LIBOR Floor, 5/1/2019(q)	3 Month LIBOR	Beverage, Food & Tobacco	10,848	10,866	10,848
Rhino Energy LLC, L+1000, 1.00% LIBOR Floor, 12/27/2020(s)	1 Month LIBOR	Metals & Mining	7,445	7,024	7,370
Rimini Street, Inc., 15.00%, 6/24/2020(p)(w)	None	High Tech Industries	16,545	16,397	18,199
Sequoia Healthcare Management, LLC, 16.00%, 7/17/2019(p)(w)	None	Healthcare & Pharmaceuticals	5,066	5,031	5,040
SG Acquisition, Inc., L+500, 1.00% LIBOR Floor, 3/29/2024(q)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,853	3,822	3,868
Shift PPC LLC, L+600, 1.00% LIBOR Floor, 12/22/2021(r)	(y)	High Tech Industries	4,564	4,474	4,564
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 1/21/2020(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,635	12,589	12,572
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 7/21/2020(p)(w)	3 Month LIBOR	Healthcare & Pharmaceuticals	440	439	438
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019(p)	3 Month LIBOR	Energy: Oil & Gas	7,982	7,773	7,762
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022(q)	1 Month LIBOR	Services: Business	3,929	3,835	3,929
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/30/2020(f)(p)	3 Month LIBOR	Hotel, Gaming & Leisure	20,069	19,985	20,069
TDG Group Holding Company, L+550, 0.00% LIBOR Floor, 5/31/2024	3 Month LIBOR	Services: Consumer	2,165	2,117	2,116
TDG Group Holding Company, 1.00% Unfunded, 5/31/2020	None	Services: Consumer	657	(7)	(15)
Teladoc, Inc., 0.50% Unfunded, 7/14/2020(i)	None	High Tech Industries	1,250	(34)	—
Telestream Holdings Corp., L+645, 1.00% LIBOR Floor, 3/24/2022(l)(p)	3 Month LIBOR	High Tech Industries	8,597	8,436	8,339
Tenere Inc., L+1000, 1.00% LIBOR Floor, 12/23/2021(p)(r)	3 Month LIBOR	Capital Equipment	31,280	31,060	30,498
Tensar Corp., L+475, 1.00% LIBOR Floor, 7/9/2021(q)	3 Month LIBOR	Chemicals, Plastics & Rubber	12,980	12,328	12,850
The Pasha Group, L+750, 1.00% LIBOR Floor, 1/26/2023(r)	2 Month LIBOR	Transportation: Cargo	7,519	7,308	7,632
The Pay-O-Matic Corp., L+900, 0.00% LIBOR Floor, 4/5/2021(h)(p)	3 Month LIBOR	Services: Consumer	23,000	22,788	22,770
TherapeuticsMD, Inc., L+775, 1.50% LIBOR Floor, 5/1/2023(i)(s)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,853	14,850
TherapeuticsMD, Inc., 0.00% Unfunded, 5/31/2019(i)(t)	None	Healthcare & Pharmaceuticals	15,000	(147)	(150)
TherapeuticsMD, Inc., 0.00% Unfunded, 12/31/2019(i)(t)	None	Healthcare & Pharmaceuticals	10,000	(98)	(100)
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021(i)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,944	15,675
U.S. Renal Care, Inc., L+425, 1.00% LIBOR Floor, 12/30/2022(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	7,906	7,743	7,806
Vero Parent, Inc., L+500, 1.00% LIBOR Floor, 8/16/2024(q)(s)	1 Month LIBOR	High Tech Industries	14,888	14,752	14,962
Vertex Aerospace Services Corp., L+475, 0.00% LIBOR Floor, 6/29/2025(k)(q)(s)	1 Month LIBOR	Aerospace & Defense	25,000	24,875	25,187
Vince, LLC, L+700, 1.00% LIBOR Floor, 11/27/2019(i)(q)	3 Month LIBOR	Retail	776	755	730
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Visual Edge Technology, Inc., L+575, 1.00% LIBOR Floor, 8/31/2022	1 Month LIBOR	Services: Business	1,734	1,718	1,726
Visual Edge Technology, Inc., 1.00% Unfunded, 2/28/2019	None	Services: Business	3,368	—	(17)
VLS Recovery Services, LLC, 1.00% Unfunded, 10/17/2019	None	Services: Business	949	—	(9)
VLS Recovery Services, LLC, L+600, 1.00% LIBOR Floor, 10/17/2023	3 Month LIBOR	Services: Business	159	102	157
West Dermatology, LLC, L+550, 1.00% LIBOR Floor, 4/28/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	1,010	993	1,000
West Dermatology, LLC, 1.00% Unfunded, 4/4/2020	None	Healthcare & Pharmaceuticals	784	—	(8)
Woodstream Corp., L+625, 1.00% LIBOR Floor, 5/29/2022(s)	3 Month LIBOR	Consumer Goods: Non-Durable	14,542	14,542	14,542
Woodstream Corp., 0.50% Unfunded, 5/29/2021	None	Consumer Goods: Non-Durable	559	—	—
Zemax Software Holdings, LLC, L+575, 1.00% LIBOR Floor, 6/25/2024(s)	3 Month LIBOR	High Tech Industries	2,660	2,607	2,607
Total Senior Secured First Lien Debt				1,368,546	1,378,155
Senior Secured Second Lien Debt - 34.7%
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022(p)	1 Month LIBOR	High Tech Industries	17,800	17,461	17,444
ABG Intermediate Holdings 2 LLC, L+775, 1.00% LIBOR Floor, 9/29/2025(k)(p)	1 Month LIBOR	Retail	8,985	8,935	9,008
ABG Intermediate Holdings 2 LLC, 7.75% Unfunded, 10/30/2018	None	Retail	912	—	2
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(k)(r)	1 Month LIBOR	Services: Business	16,434	16,297	16,537
Accruent, LLC, 1.50% Unfunded, 7/28/2018	None	High Tech Industries	64	—	(1)
Accruent, LLC, L+875, 1.00% LIBOR Floor, 7/28/2024	3 Month LIBOR	High Tech Industries	1,601	1,576	1,585
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021(p)(r)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,259	8,611
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2022(p)	1 Month LIBOR	Construction & Building	4,933	4,901	4,835
Argon Medical Devices Holdings, Inc., L+800, 0.00% LIBOR Floor, 1/23/2026(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	14,400	14,330	14,589
Avalign Technologies, Inc., L+825, 1.00% LIBOR Floor, 7/15/2022(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,500	5,454	5,459
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(i)(p)	1 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,470	9,571
EagleTree-Carbide Acquisition Corp., L+850, 1.00% LIBOR Floor, 8/28/2025(r)	3 Month LIBOR	Consumer Goods: Durable	20,000	19,720	20,100
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022(i)(p)	3 Month LIBOR	Environmental Industries	3,000	2,983	2,955
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(i)(p)	1 Month LIBOR	High Tech Industries	9,999	7,471	8,416
Flexera Software LLC, L+725, 1.00% LIBOR Floor, 2/26/2026(r)	1 Month LIBOR	High Tech Industries	3,462	3,445	3,470
Global Tel*Link Corp., L+825, 1.25% LIBOR Floor, 11/23/2020(r)	3 Month LIBOR	Telecommunications	11,500	11,488	11,557
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022(r)	1 Month LIBOR	Retail	4,000	4,018	4,040
LSCS Holdings, Inc., 1.00% Unfunded, 9/16/2018	None	Services: Business	409	—	(2)
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026(p)	(z)	Services: Business	14,591	14,265	14,518
Mayfield Agency Borrower Inc., L+850, 0.00% LIBOR Floor, 3/2/2026(p)(r)(s)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	20,000	19,704	19,912
Medical Solutions Holdings, Inc., L+825, 1.00% LIBOR Floor, 6/16/2025(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,862	10,044
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026(k)(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,682	6,801
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(p)	6 Month LIBOR	Services: Business	5,488	5,398	5,488
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023	6 Month LIBOR	Services: Business	2,429	2,411	2,429
Ministry Brands, LLC, L+100, 1.00% LIBOR Floor, 10/18/2020	6 Month LIBOR	Services: Business	544	(5)	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024(i)	1 Month EURIBOR	Chemicals, Plastics & Rubber	€7,489	7,937	8,575
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,557	9,941	10,557
Onex TSG Holdings II Corp., L+850, 1.00% LIBOR Floor, 7/31/2023(p)(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	12,249	12,149	11,605
Osmose Utilities Services, Inc., L+775, 1.00% LIBOR Floor, 8/21/2023	3 Month LIBOR	Construction & Building	4,363	4,301	4,298
Paris Presents Inc., L+875, 1.00% LIBOR Floor, 12/31/2021(p)	1 Month LIBOR	Consumer Goods: Durable	7,000	6,961	7,087
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,395	12,960
PDI TA Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/25/2024	6 Month LIBOR	High Tech Industries	1,349	1,326	1,336
PDI TA Holdings, Inc., 1.00% Unfunded, 4/11/2019	None	High Tech Industries	905	—	(9)
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023(p)	1 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,721	14,737
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022(q)	1 Month LIBOR	Retail	4,998	4,727	375
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2022(p)	3 Month LIBOR	Telecommunications	3,000	2,907	2,865
PT Intermediate Holdings III, LLC, L+800, 1.00% LIBOR Floor, 12/8/2025(r)	3 Month LIBOR	Services: Business	9,375	9,288	9,516
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025(r)	1 Month LIBOR	Telecommunications	2,942	2,914	2,955
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023(p)(r)	1 Month LIBOR	Services: Business	10,000	9,891	9,600
TexOak Petro Holdings LLC, 8.00%, 12/29/2019(u)(v)(w)	None	Energy: Oil & Gas	7,544	2,592	—
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025(p)	1 Month LIBOR	Services: Business	13,393	13,080	13,259
TouchTunes Interactive Networks, Inc, L+825, 1.00% LIBOR Floor, 5/29/2022(r)	1 Month LIBOR	Hotel, Gaming & Leisure	6,000	5,955	6,007
U.S. Renal Care, Inc., L+800, 1.00% LIBOR Floor, 12/29/2023(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,925	5,025
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022(p)	1 Month LIBOR	Automotive	16,000	15,897	16,080
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(p)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,611	11,477
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/13/2026(r)	3 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,855	14,925
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023(p)	3 Month LIBOR	High Tech Industries	5,000	4,938	5,000
Total Senior Secured Second Lien Debt				371,436	365,598
Collateralized Securities and Structured Products - Debt - 1.4%
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(i)	3 Month LIBOR	Diversified Financials	14,903	14,903	14,903
Total Collateralized Securities and Structured Products - Debt				14,903	14,903
Collateralized Securities and Structured Products - Equity - 1.5%
APIDOS CLO XVI Subordinated Notes, 4.79% Estimated Yield, 1/19/2025(i)	(g)	Diversified Financials	9,000	3,897	3,137
CENT CLO 19 Ltd. Subordinated Notes, 4.57% Estimated Yield, 10/29/2025(i)	(g)	Diversified Financials	2,000	1,257	1,100
Galaxy XV CLO Ltd. Class A Subordinated Notes, 12.35% Estimated Yield, 4/15/2025(i)	(g)	Diversified Financials	4,000	2,298	2,047
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 10.35% Estimated Yield, 2/2/2026(f)(i)	(g)	Diversified Financials	10,000	9,553	9,766
Total Collateralized Securities and Structured Products - Equity				17,005	16,050
Equity - 2.5%
Ascent Resources - Marcellus, LLC, Common Shares(t)		Energy: Oil & Gas	511,255 Units	1,642	1,655
Ascent Resources - Marcellus, LLC, Warrants(t)		Energy: Oil & Gas	132,367 Units	13	4
Avaya Holdings Corp., Common Stock(j)(q)(t)		Telecommunications	321,260 Units	5,285	6,451
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2018
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Charming Charlie LLC, Common Stock(t)(v)	Retail	30,046,243 Units	1,302	800
Conisus Holdings, Inc., Common Stock(t)(v)	Healthcare & Pharmaceuticals	4,914,556 Units	200	200
Conisus Holdings, Inc., Series B Preferred Stock, 12% Dividend(u)(v)(w)	Healthcare & Pharmaceuticals	13,557,293 Units	9,200	9,550
F+W Media, Inc., Common Stock(t)(v)	Media: Diversified & Production	31,211 Units	—	—
Mooregate ITC Acquisition, LLC, Class A Units(t)	High Tech Industries	500 Units	563	300
NS NWN Acquisition, LLC, Voting Units(t)	High Tech Industries	404 Units	393	844
NSG Co-Invest (Bermuda) LP, Partnership Interests(i)(t)	Consumer Goods: Durable	1,575 Units	1,000	675
Rhino Energy LLC, Warrants(t)	Metals & Mining	170,972 Units	280	148
Spinal USA, Inc. / Precision Medical Inc., Warrants(t)	Healthcare & Pharmaceuticals	9,317,237 Units	4,736	4,473
Tenere Inc., Warrants(t)	Capital Equipment	N/A	161	31
TexOak Petro Holdings LLC, Membership Interests(t)(v)	Energy: Oil & Gas	60,000 Units	—	—
Total Equity			24,775	25,131
Short Term Investments - 17.4%(n)
First American Treasury Obligations Fund, Class Z Shares, 1.75%(o)			182,768	182,768
Total Short Term Investments			182,768	182,768
TOTAL INVESTMENTS - 188.3%			$1,979,433	1,982,605
LIABILITIES IN EXCESS OF OTHER ASSETS - (88.3%)				(929,986)
NET ASSETS - 100%				$1,052,619

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note i. below. Unless specifically identified in note w. below, investments do not contain a paid-in-kind, or PIK, interest provision.

b.
The 1, 2, 3, and 6 month London Interbank Offered Rate, or LIBOR, rates were 2.09%, 2.17%, 2.34%, and 2.50%, respectively, as of June 30, 2018.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2018, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2018. The 1 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.40%) as of June 30, 2018.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 9) using significant unobservable inputs unless otherwise noted.

d.	Represents amortized cost for debt securities and cost for equity investments.

e.	Denominated in U.S. dollars unless otherwise noted.

f.	As of June 30, 2018, the Company was committed, upon the satisfaction of certain conditions, to fund additional amounts in connection with this investment. See Note 11 for additional information.

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

h.
As a result of an arrangement between the Company and the other lenders in the syndication, the Company is entitled to less interest than the stated interest rate of this loan, which is reflected in this schedule, in exchange for a higher payment priority.

i.
The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2018, 90.9% of the Company’s total assets represented qualifying assets.

j.	Fair value determined using level 1 inputs.

k.	Position or a portion thereof unsettled as of June 30, 2018.

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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2018
(in thousands)

n.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

o.	7-day effective yield as of June 30, 2018.

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of June 30, 2018 (see Note 8).

q.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank N.A., or Citibank, as of June 30, 2018 (see Note 8).

r.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of June 30, 2018 (see Note 8).

s.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street Funding, LLC, or 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with Morgan Stanley N.A., or MS, as of June 30, 2018 (see Note 8).

t.	Non-income producing security.

u.	Investment was on non-accrual status as of June 30, 2018.

v.
Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the company. Fair value as of December 31, 2017 and June 30, 2018, along with transactions during the six months ended June 30, 2018 in these affiliated investments are as follows:

		Six Months Ended June 30, 2018				Six Months Ended June 30, 2018
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2017	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized (Loss) Gain	Fair Value at June 30, 2018	Net Realized Gain (Loss)	Interest Income(3)
Charming Charlie, LLC
First Lien Term Loan B1	$—	$2,619	$—	$(668)	$1,951	$—	$36
First Lien Term Loan B2	—	1,832	—	462	2,294	—	130
Common Stock	—	1,302	—	(502)	800	—	—
Conisus Holdings, Inc.
Series B Preferred Stock	9,300	—	—	250	9,550	—	—
Common Stock	175	—	—	25	200	—	—
F+W Media, Inc.
First Lien Term Loan B-1	1,169	46	(99)	(1)	1,115	—	54
First Lien Term Loan B-2	1,498	8	—	(500)	1,006	—	31
Common Stock	—	—	—	—	—	—	—
Petroflow Energy Corp.
First Lien Term Loan	3,391	33	(623)	40	2,841	37	97
TexOak Petro Holdings LLC
Second Lien Term Loan	—	—	—	—	—	—	—
Membership Interests	—	—	—	—	—	—	—
Totals	$15,533	$5,840	$(722)	$(894)	$19,757	$37	$348

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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2018
(in thousands)

w.
For the six months ended June 30, 2018, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
American Clinical Solutions LLC(x)	Senior Secured First Lien Debt	10.50%	2.00%	12.50%	$202	$215	$417
Conisus Holdings, Inc.(x)	Preferred Stock	—	12.00%	12.00%	$—	$—	$—
F+W Media, Inc.(x)	Senior Secured First Lien Debt	—	11.50%	11.50%	$—	$24	$24
F+W Media, Inc.	Senior Secured First Lien Debt	—	7.50%	7.50%	$—	$46	$46
Lonestar Prospects, Ltd.(aa)	Senior Secured First Lien Debt	9.50%	1.00%	10.50%	$190	$27	$217
Petroflow Energy Corp.(x)	Senior Secured First Lien Debt	3.00%	6.00%	9.00%	$140	$—	$140
Rimini Street, Inc.	Senior Secured First Lien Debt	12.00%	3.00%	15.00%	$1,104	$276	$1,380
Sequoia Healthcare Management, LLC	Senior Secured First Lien Debt	12.00%	4.00%	16.00%	$333	$106	$439
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.50%	10.50%	$—	$—	$—
TexOak Petro Holdings LLC(x)	Senior Secured Second Lien Debt	—	8.00%	8.00%	$—	$—	$—
Visual Edge Technology, Inc.(aa)	Subordinated Note	—	12.50%	12.50%	$—	$237	$237

x.	The PIK interest portion of the investment was on non-accrual status as of June 30, 2018.

y.	As of June 30, 2018, the index rate for $2,140 and $2,424 was 1 Month LIBOR and 6 Month LIBOR, respectively.

z.	As of June 30, 2018, the index rate for $5,387, $3,068, $3,068 and $3,068 was 1 Month LIBOR, 2 Month LIBOR, 3 Month LIBOR and 6 Month LIBOR, respectively.

aa.	Prior to June 30, 2018, the Company exited the investment.
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
June 30, 2018
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
June 30, 2018
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
June 30, 2018
(in thousands, except share and per share amounts)

Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $182,768 and $206,547 of such investments at June 30, 2018 and December 31, 2017, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of June 30, 2018.
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
June 30, 2018
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
June 30, 2018
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
The discounted cash flow model deemed appropriate by CIM is prepared for the applicable investments and reviewed by designated members of CIM’s management team. Such models are prepared at least quarterly or on an as needed basis. The model uses the estimated cash flow projections for the underlying investments and an appropriate discount rate is determined based on the latest financial information available for the borrower, prevailing market trends, comparable analysis and other inputs. The model, key assumptions, inputs, and results are reviewed by the designated members of CIM’s management team with final approval from the board of directors.
Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.
The Company periodically benchmarks the broker quotes from the brokers or dealers against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these quotes are reliable indicators of fair value. The Company may also use other methods to determine fair value for securities for which it cannot obtain market quotations through brokers or dealers, including the use of an independent valuation firm. Designated members of CIM’s management team and the board of directors review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.
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
June 30, 2018
(in thousands, except share and per share amounts)

The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of June 30, 2018 and December 31, 2017.
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
June 30, 2018
(in thousands, except share and per share amounts)

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
The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	2,003,534	$19,168	2,952,097	$28,045
Reinvestment of distributions	2,151,956	19,627	2,170,501	19,791
Total gross shares/proceeds	4,155,490	38,795	5,122,598	47,836
Sales commissions and dealer manager fees	—	(708)	—	(1,047)
Net shares/proceeds	4,155,490	38,087	5,122,598	46,789
Share repurchase program	(4,367,116)	(39,904)	(1,951,457)	(17,742)
Net shares/proceeds (for) from share transactions	(211,626)	$(1,817)	3,171,141	$29,047
During the six months ended June 30, 2018 and 2017, the Company sold 4,155,490 and 5,122,598 shares, respectively, at an average price per share of $9.34 and $9.34, respectively.
Since commencing its initial continuous public offering on July 2, 2012 and through June 30, 2018, the Company sold 115,570,125 shares of common stock for net proceeds of $1,173,741 at an average price per share of $10.16. The net proceeds include gross proceeds received from reinvested shareholder distributions of $143,759, for which the Company issued 15,775,733 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $105,725, for which the Company repurchased 11,628,963 shares of common stock.
Since May 1, 2018, the Company has temporarily suspended the sale of shares of its common stock while it engages with the SEC to have declared effective a post-effective amendment to the Company’s registration statement. The Company is currently working with the SEC to have its registration statement declared effective as promptly as practicable.
During the period from July 1, 2018 to August 2, 2018, the Company received gross proceeds of $3,724 from reinvested shareholder distributions, for which the Company issued 409,111 shares of common stock, and paid $22,724 for shares of common stock tendered for repurchase, for which the Company repurchased 2,507,596 shares of common stock.
Since commencing its initial continuous public offering on July 2, 2012 and through August 2, 2018, the Company sold 113,471,640 shares of common stock for net proceeds of $1,154,741 at an average price per share of $10.18. The net proceeds include gross proceeds received from reinvested shareholder distributions of $147,483, for which the Company issued 16,184,844 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $128,449, for which the Company repurchased 14,136,559 shares of common stock.
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
June 30, 2018
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
June 30, 2018
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
The following table summarizes the share repurchases completed during the six months ended June 30, 2018:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2018	January 3, 2018	2,014,536	100%	9.12	$18,379
June 30, 2018	April 4, 2018	2,352,580	100%	9.15	21,525
Total		4,367,116			$39,904
Note 4. Transactions with Related Parties
For the three and six months ended June 30, 2018 and 2017, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2018	2017	2018	2017
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$105	$282	$323	$492
CIM	Investment adviser	Management fees(2)	8,602	7,422	16,541	13,904
CIM	Administrative services provider	Administrative services expense(2)	531	—	531	—
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	—	425	461	771
			$9,238	$8,129	$17,856	$15,167

(1)	Amounts charged directly to equity.

(2)	Amounts charged directly to operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

On December 28, 2016, the Company entered into an amended and restated follow-on dealer manager agreement with CIM and CION Securities, LLC (formerly, ICON Securities, LLC), or CION Securities, in connection with the Company's follow-on continuous public offering. Under the amended and restated dealer manager agreement, the dealer manager fee was reduced from up to 3% to up to 2% of gross offering proceeds and selling commissions to the selling dealers were reduced from up to 7% to up to 3% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 and through August 2, 2018, the Company paid or accrued sales commissions of $64,845 to the selling dealers and dealer manager fees of $32,305 to CION Securities.

The Company has entered into an investment advisory agreement with CIM. On November 1, 2017, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2017.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. For the six months ended June 30, 2018 and 2017, the Company had no liability for and did not record any subordinated incentive fees on income. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and six months ended June 30, 2018 and 2017, the Company had no liability for and did not record any capital gains incentive fees.
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

The Company entered into an administration agreement with CIM’s affiliate, ICON Capital, LLC, or ICON Capital, pursuant to which ICON Capital furnished the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. ICON Capital was reimbursed for administrative expenses it incurred on the Company’s behalf in performing its obligations, provided that such reimbursement was for the lower of ICON Capital’s actual costs or the amount that the Company would have been required to pay for comparable administrative services in the same geographic location. Such costs were reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company did not reimburse ICON Capital for any services for which it received a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in ICON Capital. On November 1, 2017, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement for a period of twelve months commencing December 17, 2017.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of June 30, 2018, the Company raised gross offering proceeds of $1,135,707, of which it can pay up to $17,036 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through June 30, 2018, the Company paid $10,317 of such costs, leaving an additional $6,719 that can be paid. As of August 2, 2018, the Company raised gross offering proceeds of $1,135,707, of which it can pay up to $17,036 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through August 2, 2018, the Company paid $10,322 of such costs, leaving an additional $6,714 that can be paid.
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
For the three and six months ended June 30, 2018, the Company did not receive any expense support from CIM. For the three and six months ended June 30, 2018 and 2017, the Company did not receive any expense support from CIG or AIM. See Note 5 for additional information on the sources of the Company’s distributions.
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
Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. The Company did not record any obligation to repay expense support from CIG or CIM during the three and six months ended June 30, 2017 or 2018, respectively. The Company did not repay any expense support to CIG or CIM during the three and six months ended June 30, 2017 or 2018, respectively. The Company may or may not be requested to reimburse any expense support provided in the future.
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
As of June 30, 2018 and December 31, 2017, the total liability payable to CIM and its affiliates was $8,764 and $11,603, respectively, which primarily related to fees earned by CIM during the three months ended June 30, 2018 and December 31, 2017, respectively.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

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

The Company’s board of directors declared or ratified distributions for 52 and 26 record dates during the year ended December 31, 2017 and the six months ended June 30, 2018, respectively.
The following table presents cash distributions per share that were declared during the year ended December 31, 2017 and the six months ended June 30, 2018:

	Distributions
Three Months Ended	Per Share	Amount
2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
June 30, 2017 (thirteen record dates)	0.1829	20,371
September 30, 2017 (thirteen record dates)	0.1829	20,644
December 31, 2017 (thirteen record dates)	0.1829	20,923
Total distributions for the year ended December 31, 2017	$0.7316	$82,061

2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
June 30, 2018 (thirteen record dates)	0.1829	21,004
Total distributions for the six months ended June 30, 2018	$0.3658	$42,006

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

On June 26, 2018, the Company's co-chief executive officers declared regular weekly cash distributions of $0.014067 per share for July 2018 through September 2018. Each distribution was or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
July 3, 2018	August 1, 2018	$0.014067
July 10, 2018	August 1, 2018	$0.014067
July 17, 2018	August 1, 2018	$0.014067
July 24, 2018	August 1, 2018	$0.014067
July 31, 2018	August 1, 2018	$0.014067
August 7, 2018	August 29, 2018	$0.014067
August 14, 2018	August 29, 2018	$0.014067
August 21, 2018	August 29, 2018	$0.014067
August 28, 2018	August 29, 2018	$0.014067
September 4, 2018	September 26, 2018	$0.014067
September 11, 2018	September 26, 2018	$0.014067
September 18, 2018	September 26, 2018	$0.014067
September 25, 2018	September 26, 2018	$0.014067
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

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For the six months ended June 30, 2018, none of the Company's distributions resulted from expense support from CIM. For the years ended December 31, 2015, 2016 and 2017, none of the Company's distributions resulted from expense support from CIG or AIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIM provides such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.3658	$42,006	100.0%	$0.2812	$31,128	76.9%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	—	—	—	0.0324	3,594	8.9%
Net gain on TRS loan sales(1)	—	—	—	0.0320	3,539	8.7%
Net realized gain on investments and foreign currency(1)	—	—	—	0.0202	2,233	5.5%
Total distributions	$0.3658	$42,006	100.0%	$0.3658	$40,494	100.0%

(1)
During the six months ended June 30, 2017, the Company realized losses of $25,417 primarily due to the purchase of loans by Flatiron Funding II that were previously held in the TRS and were not deductible on a tax-basis during the period. See Note 8 for an additional discussion regarding this purchase.

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
As of June 30, 2018, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $24,504; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $49,384; the net unrealized depreciation was $24,880; and the aggregate cost of securities for Federal income tax purposes was $2,007,485.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

Note 6. Investments
The composition of the Company’s investment portfolio as of June 30, 2018 and December 31, 2017 at amortized cost and fair value was as follows:

	June 30, 2018			December 31, 2017
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,368,546	$1,378,155	76.6%	$1,088,512	$1,100,336	73.0%
Senior secured second lien debt	371,436	365,598	20.3%	342,906	333,944	22.1%
Collateralized securities and structured products - debt	14,903	14,903	0.8%	25,411	25,289	1.7%
Collateralized securities and structured products - equity	17,005	16,050	0.9%	19,833	18,525	1.2%
Unsecured debt	—	—	—	7,653	7,639	0.5%
Equity	24,775	25,131	1.4%	21,538	21,915	1.5%
Subtotal/total percentage	1,796,665	1,799,837	100.0%	1,505,853	1,507,648	100.0%
Short term investments(2)	182,768	182,768		206,547	206,547
Total investments	$1,979,433	$1,982,605		$1,712,400	$1,714,195

(1)	Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$324,080	18.0%	$255,608	17.0%
High Tech Industries	178,082	9.9%	194,902	12.9%
Services: Business	176,531	9.8%	195,251	13.0%
Media: Advertising, Printing & Publishing	137,354	7.6%	65,795	4.4%
Services: Consumer	133,360	7.4%	46,702	3.1%
Media: Diversified & Production	108,999	6.1%	117,896	7.8%
Telecommunications	78,562	4.3%	58,891	3.9%
Consumer Goods: Durable	76,626	4.3%	60,863	4.0%
Chemicals, Plastics & Rubber	70,759	3.9%	82,981	5.5%
Beverage, Food & Tobacco	66,890	3.7%	25,631	1.7%
Aerospace & Defense	58,969	3.3%	52,312	3.5%
Banking, Finance, Insurance & Real Estate	55,539	3.1%	19,857	1.3%
Capital Equipment	51,447	2.9%	53,276	3.5%
Hotel, Gaming & Leisure	48,049	2.7%	29,550	2.0%
Retail	36,087	2.0%	33,319	2.2%
Construction & Building	34,237	1.9%	24,633	1.6%
Energy: Oil & Gas	34,045	1.9%	38,397	2.5%
Transportation: Cargo	32,287	1.8%	32,877	2.2%
Diversified Financials	30,953	1.7%	43,814	2.9%
Consumer Goods: Non-Durable	21,704	1.2%	7,055	0.5%
Automotive	21,574	1.2%	40,565	2.7%
Metals & Mining	10,918	0.6%	12,785	0.8%
Forest Products & Paper	5,591	0.3%	5,599	0.4%
Media: Broadcasting & Subscription	4,239	0.2%	6,224	0.4%
Environmental Industries	2,955	0.2%	2,865	0.2%
Subtotal/total percentage	1,799,837	100.0%	1,507,648	100.0%
Short term investments	182,768		206,547
Total investments	$1,982,605		$1,714,195

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

	June 30, 2018		December 31, 2017
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,677,195	93.2%	$1,379,180	91.5%
Canada	28,849	1.6%	29,114	1.9%
Netherlands	18,146	1.0%	18,317	1.2%
Luxembourg	18,089	1.0%	18,836	1.2%
Germany	16,066	0.9%	19,231	1.3%
Cayman Islands	16,050	0.9%	18,525	1.2%
Marshall Islands	9,818	0.5%	10,012	0.7%
France	5,630	0.3%	5,606	0.4%
Cyprus	4,883	0.3%	5,137	0.3%
United Kingdom	4,436	0.3%	2,865	0.2%
Bermuda	675	—	825	0.1%
Subtotal/total percentage	1,799,837	100.0%	1,507,648	100.0%
Short term investments	182,768		206,547
Total investments	$1,982,605		$1,714,195

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

As of June 30, 2018 and December 31, 2017, investments on non-accrual status represented 1.2% and 1.4%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2018 and December 31, 2017, the Company’s unfunded commitments amounted to $155,807 and $48,259, respectively. As of August 2, 2018, the Company’s unfunded commitments amounted to $99,919. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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
June 30, 2018
(in thousands, except share and per share amounts)

The value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS were valued in the same manner as loans owned by the Company.  As of December 31, 2017, Citibank returned all cash collateral to Flatiron.
Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. For the three and six months ended June 30, 2018 and 2017, the net realized gain (loss) on the TRS consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and other income from TRS portfolio	$—	$584	$—	$6,543
Interest and other expense from TRS portfolio	—	(305)	—	(2,949)
Net gain (loss) on TRS loan sales	—	134	—	(17,450)
Net realized gain (loss)(1)	$—	$413	$—	$(13,856)

(1)	Net realized gain (loss) is reflected in net realized gain (loss) on total return swap on the Company's consolidated statements of operations.

On March 29, 2017, Flatiron Funding II purchased certain loans underlying the TRS with a notional value of $363,860 in connection with the TRS refinancing. See Note 8 for additional information on Flatiron Funding II.
Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2018:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	L+2.00%	$324,542	$458	March 30, 2020
JPM Credit Facility	Term Loan Credit Facility	L+3.00%	224,423	50,577	August 24, 2021
UBS Facility	Repurchase Agreement	L+3.50%	200,000	—	May 19, 2020
MS Credit Facility	Revolving Credit Facility	L+3.00%	150,000	50,000	December 19, 2022

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

The Company incurred debt issuance costs of $1,945 in connection with obtaining the Citibank Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended Citibank Credit Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended Citibank Credit Facility. At June 30, 2018, the unamortized portion of the debt issuance costs was $1,131.

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

In connection with the Amended Citibank Credit Facility, Flatiron Funding II has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the six months ended June 30, 2018, Flatiron Funding II was in compliance with all covenants and reporting requirements.

For the three months ended June 30, 2018 and 2017, the six months ended June 30, 2018, and the period from March 29, 2017 to June 30, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended Citibank Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2018	Period from March 29, 2017 to June 30, 2017
	2018	2017
Stated interest expense	$3,515	$1,846	$6,422	$1,907
Amortization of deferred financing costs	161	151	321	156
Non-usage fee	1	177	2	183
Total interest expense	$3,677	$2,174	$6,745	$2,246
Weighted average interest rate(1)	4.29%	3.46%	3.94%	3.45%
Average borrowings	$324,542	$231,698	$324,542	$231,698

(1)	Includes the stated interest expense and non-usage fee on the unused portion of the Amended Citibank Credit Facility and is annualized for periods covering less than one year.

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

On September 30, 2016, July 11, 2017, November 28, 2017 and May 23, 2018, 34th Street amended and restated the JPM Credit Facility, or the Amended JPM Credit Facility, with JPM. Under the Amended JPM Credit Facility entered into on September 30, 2016, the aggregate principal amount available for borrowings was increased from $150,000 to $225,000, of which $25,000 may be funded as a revolving credit facility, subject to conditions described in the Amended JPM Credit Facility. On September 30, 2016, 34th Street drew down $167,423 of additional borrowings under the Amended JPM Credit Facility, a portion of which was used to purchase the portfolio of loans from Credit Suisse Park View BDC, Inc. Under the Amended JPM Credit Facility entered into on July 11, 2017 and November 28, 2017, certain immaterial administrative amendments were made as a result of the termination of AIM as the Company's investment sub-adviser as discussed in Note 1. Under the Amended JPM Credit Facility entered into on May 23, 2018, the aggregate principal amount available for borrowings was increased from $225,000 to $275,000, of which $25,000 may be funded as a revolving credit facility, subject to conditions described in the Amended JPM Credit Facility, and the maturity date was extended to August 24, 2021.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

Advances under the Amended JPM Credit Facility bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.00% per year, which was reduced from 3.50% under the Amended JPM Credit Facility entered into on May 23, 2018. Interest is payable quarterly in arrears. All advances under the Amended JPM Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than August 24, 2021. 34th Street may prepay advances pursuant to the terms and conditions of the Amended JPM Credit Facility, subject to a 1% premium in certain circumstances. In addition, 34th Street will be subject to a non-usage fee of 0.5% and 1.0% per year on the amount, if any, of the aggregate principal amount available under the Amended JPM Credit Facility that has not been borrowed during the period from the closing date and ending on, but excluding, August 23, 2018, or the Ramp-Up Period, and from the termination of the Ramp-Up Period and ending on, but excluding, August 24, 2020, respectively. The non-usage fees, if any, are payable quarterly in arrears.
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

In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the six months ended June 30, 2018, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $4,017 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of June 30, 2018 and will amortize to interest expense over the term of the Amended JPM Credit Facility. At June 30, 2018, the unamortized portion of the debt issuance costs was $2,409.

For the three and six months ended June 30, 2018 and 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stated interest expense	$3,073	$2,673	$5,911	$5,208
Amortization of deferred financing costs	208	220	425	438
Non-usage fee	28	1	29	2
Total interest expense	$3,309	$2,894	$6,365	$5,648
Weighted average interest rate(1)	5.47%	4.71%	5.26%	4.62%
Average borrowings	$224,423	$224,423	$224,423	$224,423

(1)	Includes the stated interest expense and non-usage fee on the unused portion of the Amended JPM Credit Facility and is annualized for periods covering less than one year.

UBS Facility

On May 19, 2017, the Company, through two newly-formed, wholly-owned, special-purpose financing subsidiaries, entered into a financing arrangement with UBS pursuant to which up to $125,000 was made available to the Company.

Pursuant to the financing arrangement, assets in the Company's portfolio may be contributed from time to time to Murray Hill Funding II, through Murray Hill Funding, LLC, or Murray Hill Funding, each a newly-formed, wholly-owned, special-purpose financing subsidiary of the Company. On May 19, 2017, the Company contributed assets to Murray Hill Funding II. The assets held by Murray Hill Funding II secure the obligations of Murray Hill Funding II under Class A Notes, or the Notes, issued by Murray Hill Funding II. Pursuant to an Indenture, dated May 19, 2017, between Murray Hill Funding II and U.S. Bank National Association, or U.S. Bank, as trustee, or the Indenture, the aggregate principal amount of Notes that may be issued by Murray Hill Funding II from time to time was $192,308. Murray Hill Funding purchased the Notes issued by Murray Hill Funding II at a purchase price equal to their par value. Murray Hill Funding makes capital contributions to Murray Hill Funding II to, among other things, maintain the value of the portfolio of assets held by Murray Hill Funding II.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
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

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the amended UBS Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the amended UBS Facility. At June 30, 2018, the unamortized portion of the upfront fee and other expenses was $1,773.

As of June 30, 2018, Notes in the aggregate principal amount of $266,667 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the amended UBS Facility for aggregate proceeds of $200,000. The carrying amount outstanding under the amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of June 30, 2018, the amount due at maturity under the amended UBS Facility was $200,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of June 30, 2018, the fair value of assets held by Murray Hill Funding II was $350,140.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

For the three and six months ended June 30, 2018, the components of interest expense, average borrowings, and weighted average interest rate for the amended UBS Facility were as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Stated interest expense	$2,853	$4,858
Amortization of deferred financing costs	234	466
Total interest expense	$3,087	$5,324
Weighted average interest rate(1)	5.66%	5.33%
Average borrowings	$199,588	$181,146

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the amended UBS Facility and is annualized for periods covering less than one year.
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

On June 5, 2018, June 12, 2018 and June 28, 2018, 33rd Street Funding drew down $25,000, $75,000 and $50,000 of borrowings under the MS Credit Facility, respectively.

On July 9, 2018, 33rd Street Funding amended and restated the MS Credit Facility to make certain immaterial administrative amendments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

33rd Street Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,591 in connection with obtaining the MS Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and will amortize to interest expense over the term of the MS Credit Facility. On June 5, 2018, unamortized upfront fees were recorded as a direct reduction to the outstanding balance of the MS Credit Facility, which is included in the Company’s consolidated balance sheet as of June 30, 2018. At June 30, 2018, the unamortized portion of the upfront fee and other expenses was $2,318.
For the three and six months ended June 30, 2018, the components of interest expense, average borrowings, and weighted average interest rate for the MS Credit Facility were as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Non-usage fee	$333	$762
Stated interest expense	316	316
Amortization of deferred financing costs	129	257
Total interest expense	$778	$1,335
Weighted average interest rate(1)	10.49%	17.43%
Average borrowings	$24,451	$12,293

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the MS Credit Facility and is annualized for periods covering less than one year.
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
For the three and six months ended June 30, 2018 and 2017, the components of interest expense for the EWB Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Non-usage fee	$—	$15	$—	$65
Amortization of deferred financing costs	—	13	—	63
Total interest expense	$—	$28	$—	$128

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of June 30, 2018 and December 31, 2017, according to the fair value hierarchy:

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,378,155	$1,378,155	$—	$—	$1,100,336	$1,100,336
Senior secured second lien debt	—	—	365,598	365,598	—	—	333,944	333,944
Collateralized securities and structured products - debt	—	—	14,903	14,903	—	—	25,289	25,289
Collateralized securities and structured products - equity	—	—	16,050	16,050	—	—	18,525	18,525
Unsecured debt	—	—	—	—	—	—	7,639	7,639
Equity	6,451	—	18,680	25,131	5,638	—	16,277	21,915
Short term investments	182,768	—	—	182,768	206,547	—	—	206,547
Total Investments	$189,219	$—	$1,793,386	$1,982,605	$212,185	$—	$1,502,010	$1,714,195

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, March 31, 2018	$1,160,746	$354,061	$22,380	$18,731	$—	$17,307	$1,573,225
Investments purchased	363,182	20,472	—	—	—	1,301	384,955
Net realized gain (loss)	390	(6,037)	349	137	—	—	(5,161)
Net change in unrealized appreciation (depreciation)	2,067	1,772	(329)	(10)	—	72	3,572
Accretion of discount	1,664	354	3	—	—	—	2,021
Sales and principal repayments	(149,894)	(5,024)	(7,500)	(2,808)	—	—	(165,226)
Ending balance, June 30, 2018	$1,378,155	$365,598	$14,903	$16,050	$—	$18,680	$1,793,386
Change in net unrealized appreciation (depreciation) on investments still held as of June 30, 2018(1)	$1,589	$(4,216)	$22	$112	$—	$72	$(2,421)

(1)	Included in net change in unrealized appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2018
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2017	$1,100,336	$333,944	$25,289	$18,525	$7,639	$16,277	$1,502,010
Investments purchased	608,835	95,480	—	—	—	3,237	707,552
Net realized gain (loss)	1,549	(5,122)	349	137	21	—	(3,066)
Net change in unrealized (depreciation) appreciation	(2,215)	3,124	122	353	14	(834)	564
Accretion of discount	3,657	665	13	—	4	—	4,339
Sales and principal repayments	(334,007)	(62,493)	(10,870)	(2,965)	(7,678)	—	(418,013)
Ending balance, June 30, 2018	$1,378,155	$365,598	$14,903	$16,050	$—	$18,680	$1,793,386
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2018(1)	$(1,023)	$(1,993)	$295	$(74)	$—	$(834)	$(3,629)

(1)	Included in net change in unrealized appreciation on investments in the consolidated statements of operations.

	Three Months Ended June 30, 2017
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, March 31, 2017	$866,480	$443,637	$38,586	$31,159	$3,890	$3,736	$134	$1,387,622
Investments purchased	290,506	55,812	—	—	—	172	—	346,490
Net realized (loss) gain	(3,500)	814	7	(451)	48	—	413	(2,669)
Net change in unrealized appreciation (depreciation)	10,713	901	125	880	(54)	(354)	(134)	12,077
Accretion of discount	1,749	683	20	—	—	—	—	2,452
Sales and principal repayments	(103,435)	(88,157)	(9,625)	(1,398)	(3,884)	—	(413)	(206,912)
Ending balance, June 30, 2017	$1,062,513	$413,690	$29,113	$30,190	$—	$3,554	$—	$1,539,060
Change in net unrealized appreciation (depreciation) on investments still held as of June 30, 2017(1)	$7,286	$1,340	$(23)	$(428)	$—	$(354)	$—	$7,821

(1)
Included in net change in unrealized appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized appreciation on total return swap.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
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

Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$956,173	Discounted Cash Flow	Discount Rates	3.0%	—	32.4%	9.9%
	418,135	Broker Quotes	Broker Quotes	N/A			N/A
	2,841	Market Comparable Approach	EBITDA Multiple	3.00x	—	4.00x	3.40x
	1,006		Revenue Multiple	N/A			0.25x
Senior secured second lien debt	189,355	Broker Quotes	Broker Quotes	N/A			N/A
	176,243	Discounted Cash Flow	Discount Rates	9.0%	—	13.0%	10.9%
Collateralized securities and structured products - debt	14,903	Discounted Cash Flow	Discount Rates	N/A			11.0%
Collateralized securities and structured products - equity	16,050	Discounted Cash Flow	Discount Rates	12.8%	—	13.0%	12.9%
Equity	9,550	Discounted Cash Flow	Discount Rates	18.5%	—	23.5%	20.6%
	6,492	Market Comparable Approach	EBITDA Multiple	5.5%	—	10.0%	8.0%
	800		Revenue Multiple	0.20x	—	0.35x	0.28x
	1,659	Broker Quotes	Broker Quotes	N/A			N/A
	179	Options Pricing Model	Expected Volatility	30.8%	—	70.4%	63.4%
Total	$1,793,386

(1)	Weighted average amounts are based on the estimated fair values.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Professional fees	$324	$228	$953	$796
Transfer agent expense	317	312	646	626
Dues and subscriptions	158	237	402	407
Valuation expense	207	327	371	526
Director fees and expenses	121	116	242	202
Insurance expense	103	104	203	207
Accounting costs	84	45	161	100
Printing and marketing expense	74	126	146	232
Due diligence fees	27	3	109	58
Other expenses	189	173	353	263
Total general and administrative expense	$1,604	$1,671	$3,586	$3,417

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
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
As of June 30, 2018 and December 31, 2017, the Company’s unfunded commitments were as follows:

Unfunded Commitments	June 30, 2018(1)	December 31, 2017(1)
Deutsche Bank AG	$44,997	$—
Citibank(2)	28,775	—
TherapeuticsMD, Inc.(2)	25,000	—
DFC Global Facility Borrower II LLC(2)	8,437	10,425
Lift Brands, Inc.(2)	5,000	—
Ministry Brands, LLC(2)	4,858	1,865
Foundation Consumer Healthcare, LLC(2)	4,211	4,211
Studio Movie Grill Holdings, LLC(2)	4,050	1,608
Visual Edge Technology, Inc.(2)	3,368	—
CircusTrix Holdings, LLC(2)	2,675	—
NM GRC Holdco, LLC	2,654	—
Elemica, Inc.(2)	2,500	2,500
PDI TA Holdings, Inc.	2,427	815
Instant Web, LLC(2)	2,379	—
Moss Holding Company(2)	2,232	3,278
Avetta, LLC(2)	1,672	—
Phylogeny, LLC / Conversant Biologics, LLC	1,299	—
Teladoc, Inc.(2)	1,250	1,250
Ivy Hill Middle Market Credit Fund VIII, Ltd.(2)	1,111	1,111
American Media, Inc.(2)	1,067	237
VLS Recovery Services, LLC(2)	949	1,108
ABG Intermediate Holdings 2 LLC	912	—
West Dermatology, LLC(2)	784	—
Discovery DJ Services LLC(2)	745	4,706
TDG Group Holding Company(2)	657	—
Woodstream Corp.(2)	559	—
Frontline Technologies Group Holding LLC(2)	540	540
LSCS Holdings, Inc.(2)	409	—
Covenant Surgical Partners, Inc.(2)	226	458
Accruent, LLC(2)	64	111
Centene Corp.	—	12,170
Charming Charlie, LLC	—	1,048
Pathway Partners Vet Management Company LLC	—	818
Total	$155,807	$48,259

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

(2)
As of August 2, 2018, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $64, $1,778, $1,089, $2,675, $226, $7,815, $392, $2,500, $4,211, $540, $2,704, $1,111, $5,000, $409, $4,858, $2,232, $128, $4,027, $657, $1,250, $25,000, $840, $470, $609 and $559 to Accruent, LLC, American Media, Inc., Avetta, LLC, CircusTrix Holdings, LLC, Covenant Surgical Partners, Inc., DFC Global Facility Borrower II LLC, Discovery DJ Services LLC, Elemica, Inc., Foundation Consumer Healthcare, LLC, Frontline Technologies Group Holding LLC, Instant Web, LLC, Ivy Hill Middle Market Credit Fund VIII, Ltd., Lift Brands, Inc., LSCS Holdings, Inc., Ministry Brands, LLC, Moss Holding Company, SM Wellness Holdings, Inc., Studio Movie Grill Holdings, LLC, TDG Group Holding Company, Teladoc, Inc., TherapeuticsMD, Inc., Visual Edge Technology, Inc., VLS Recovery Services, LLC, West Dermatology, LLC and Woodstream Corp., respectively. In addition, the Company entered into unfunded commitments of $28,775 with Citibank which had not expired as of August 2, 2018.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2018 and December 31, 2017, refer to the table above and the consolidated schedules of investments.
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
Note 12. Fee Income
Fee income consists of commitment fees and amendment fees. The following table summarizes the Company’s fee income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amendment fees	$389	$740	$544	$995
Commitment fees	278	198	337	490
Total	$667	$938	$881	$1,485
For the three and six months ended June 30, 2018 and 2017, all fee income was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Per share data:(1)
Net asset value at beginning of period	$9.14	$9.11
Results of operations:
Net investment income	0.34	0.33
Net realized gain and net change in unrealized appreciation on investments(2)	—	0.07
Net realized gain and net change in unrealized appreciation on total return swap	—	0.01
Net increase in net assets resulting from operations(2)	0.34	0.41
Shareholder distributions:
Distributions from net investment income	(0.37)	(0.31)
Distributions from net realized gains	—	(0.06)
Net decrease in net assets from shareholders' distributions	(0.37)	(0.37)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—
Repurchases of common stock(4)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value at end of period	$9.11	$9.15
Shares of common stock outstanding at end of period	115,570,125	112,958,698
Total investment return-net asset value(5)	3.67%	4.60%
Net assets at beginning of period	$1,058,691	$999,763
Net assets at end of period	$1,052,619	$1,033,736
Average net assets	$1,052,915	$1,011,351
Ratio/Supplemental data:
Ratio of net investment income to average net assets	3.74%	3.63%
Ratio of gross operating expenses to average net assets(6)	3.88%	2.64%
Ratio of expenses to average net assets(7)	3.88%	2.64%
Portfolio turnover rate(8)	25.90%	27.34%
Asset coverage ratio(9)	2.17	2.78

(1)	The per share data for the six months ended June 30, 2018 and 2017 was derived by using the weighted average shares of common stock outstanding during each period.

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

(3)
The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the six months ended June 30, 2018 and 2017.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2018
(in thousands, except share and per share amounts)

(4)
Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the six months ended June 30, 2018 and 2017.

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

(7)
In order to record an obligation to reimburse CIM for expense support provided, the ratio of gross operating expenses to average net assets, when considering the recoupment, in the period in which recoupment is sought, cannot exceed the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the six months ended June 30, 2018 and 2017, the ratio of gross operating expenses to average net assets, when considering recoupment of expense support to CIG, was 0.31% and 0.30%, respectively.

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
Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. Our portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt, including corporate bonds and long-term subordinated loans, referred to as mezzanine loans, and equity, of private and thinly traded U.S. middle-market companies. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase equity interests in the form of common or preferred stock in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.
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

Portfolio Investment Activity for the Three Months Ended June 30, 2018 and 2017
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$362,929	$—	$362,929	$290,167	$—	$290,167
Senior secured second lien debt	20,472	—	20,472	55,478	—	55,478
Equity	1,301	—	1,301	172	—	172
Sales and principal repayments	(165,226)	—	(165,226)	(206,499)	(13,924)	(220,423)
Net portfolio activity	$219,476	$—	$219,476	$139,318	$(13,924)	$125,394
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,368,546	$1,378,155	76.6%
Senior secured second lien debt	371,436	365,598	20.3%
Collateralized securities and structured products - debt	14,903	14,903	0.8%
Collateralized securities and structured products - equity	17,005	16,050	0.9%
Equity	24,775	25,131	1.4%
Subtotal/total percentage	1,796,665	1,799,837	100.0%
Short term investments(2)	182,768	182,768
Total investments	$1,979,433	$1,982,605
Number of portfolio companies			157
Average annual EBITDA of portfolio companies		$76.2 million
Median annual EBITDA of portfolio companies		$56.1 million
Purchased at a weighted average price of par			96.81%
Gross annual portfolio yield based upon the purchase price(3)			9.62%

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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of June 30, 2018 and December 31, 2017, excluding short term investments of $182,768 and $206,547, respectively:

	June 30, 2018
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,681,037	$1,687,010	93.7%
Fixed interest rate investments	62,982	59,467	3.3%
Other income producing investments	37,316	38,029	2.1%
Non-income producing equity	15,330	15,331	0.9%
Total investments	$1,796,665	$1,799,837	100.0%

	December 31, 2017
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,390,234	$1,389,395	92.2%
Fixed interest rate investments	83,448	87,113	5.8%
Other income producing investments	19,833	18,525	1.2%
Non-income producing equity	12,338	12,615	0.8%
Total investments	$1,505,853	$1,507,648	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$324,080	18.0%	$255,608	17.0%
High Tech Industries	178,082	9.9%	194,902	12.9%
Services: Business	176,531	9.8%	195,251	13.0%
Media: Advertising, Printing & Publishing	137,354	7.6%	65,795	4.4%
Services: Consumer	133,360	7.4%	46,702	3.1%
Media: Diversified & Production	108,999	6.1%	117,896	7.8%
Telecommunications	78,562	4.3%	58,891	3.9%
Consumer Goods: Durable	76,626	4.3%	60,863	4.0%
Chemicals, Plastics & Rubber	70,759	3.9%	82,981	5.5%
Beverage, Food & Tobacco	66,890	3.7%	25,631	1.7%
Aerospace & Defense	58,969	3.3%	52,312	3.5%
Banking, Finance, Insurance & Real Estate	55,539	3.1%	19,857	1.3%
Capital Equipment	51,447	2.9%	53,276	3.5%
Hotel, Gaming & Leisure	48,049	2.7%	29,550	2.0%
Retail	36,087	2.0%	33,319	2.2%
Construction & Building	34,237	1.9%	24,633	1.6%
Energy: Oil & Gas	34,045	1.9%	38,397	2.5%
Transportation: Cargo	32,287	1.8%	32,877	2.2%
Diversified Financials	30,953	1.7%	43,814	2.9%
Consumer Goods: Non-Durable	21,704	1.2%	7,055	0.5%
Automotive	21,574	1.2%	40,565	2.7%
Metals & Mining	10,918	0.6%	12,785	0.8%
Forest Products & Paper	5,591	0.3%	5,599	0.4%
Media: Broadcasting & Subscription	4,239	0.2%	6,224	0.4%
Environmental Industries	2,955	0.2%	2,865	0.2%
Subtotal/total percentage	1,799,837	100.0%	1,507,648	100.0%
Short term investments	182,768		206,547
Total investments	$1,982,605		$1,714,195
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2018 and December 31, 2017, our unfunded commitments amounted to $155,807 and $48,259, respectively. As of August 2, 2018, our unfunded commitments amounted to $99,919. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. For additional information on our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of June 30, 2018 and December 31, 2017, excluding short term investments of $182,768 and $206,547, respectively:

	June 30, 2018		December 31, 2017
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$—	—	$—	—
2	1,524,032	84.7%	1,274,569	84.5%
3	237,619	13.2%	202,950	13.5%
4	36,805	2.0%	21,311	1.4%
5	1,381	0.1%	8,818	0.6%
	$1,799,837	100.0%	$1,507,648	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.
Current Investment Portfolio

As of August 2, 2018, our investment portfolio, excluding our short term investments, consisted of interests in 158 portfolio companies (77% in senior secured first lien debt, 20% in senior secured second lien debt, 2% in collateralized securities and structured products (comprised of 1% invested in non-rated debt and 1% invested in non-rated equity of such securities and products), and 1% in equity) with a total fair value of $1,818,885 with an average and median portfolio company annual EBITDA of $70.3 million and $54.2 million, respectively, at initial investment. As of August 2, 2018, investments in our portfolio, excluding our short term investments, were purchased at a weighted average price of 96.77% of par value. Our estimated gross annual portfolio yield was 9.59% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the six months ended June 30, 2018, our total investment return-net asset value was 3.67%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.
As of August 2, 2018, our only short term investment was an investment in a U.S. Treasury Obligations Fund of $138,740.

Results of Operations for the Three Months Ended June 30, 2018 and 2017
Our results of operations for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018	2017
Investment income	$41,933	$35,345
Net operating expenses	21,588	15,215
Net investment income	20,345	20,130
Net realized loss on investments and foreign currency	(5,154)	(3,079)
Net change in unrealized appreciation on investments	2,827	12,211
Net realized gain on total return swap	—	413
Net change in unrealized depreciation on total return swap	—	(134)
Net increase in net assets resulting from operations	$18,018	$29,541
Investment Income
For the three months ended June 30, 2018 and 2017, we generated investment income of $41,933 and $35,345, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, and structured products of 163 and 158 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $226,855, from $1,463,274 for the three months ended June 30, 2017 to $1,690,129 for the three months ended June 30, 2018, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016. We expect our investment portfolio to continue to grow due to the anticipated capital available to us for investment from our follow-on continuous public offering and amounts available under our financing arrangements. As a result, we believe that reported investment income for the three months ended June 30, 2018 and 2017 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS was not included in investment income in the consolidated statements of operations, but rather it was recorded as part of net realized loss on total return swap. In lieu of extending the expiration date of the TRS beyond April 18, 2017, we entered into a traditional credit facility with Citibank on March 29, 2017.
Operating Expenses
The composition of our operating expenses for the three months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,
	2018	2017
Management fees	$8,602	$7,422
Administrative services expense	531	425
General and administrative	1,604	1,671
Interest expense	10,851	5,697
Total operating expenses	$21,588	$15,215
During the three months ended June 30, 2018, the increase in management fees was a direct result of the increase in our gross assets less cash and cash equivalents, while the increase in interest expense was primarily the result of drawing on existing financing arrangements.

The composition of our general and administrative expenses for the three months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,
	2018	2017
Professional fees	$324	$228
Transfer agent expense	317	312
Valuation expense	207	327
Dues and subscriptions	158	237
Director fees and expenses	121	116
Insurance expense	103	104
Accounting costs	84	45
Printing and marketing expense	74	126
Due diligence fees	27	3
Other expenses	189	173
Total general and administrative expense	$1,604	$1,671
Net Investment Income
Our net investment income totaled $20,345 and $20,130 for the three months ended June 30, 2018 and 2017, respectively. The slight increase in net investment income was primarily due to an increase in the size of our investment portfolio as we deployed proceeds received from our follow-on continuous public offering and our financing arrangements, which were largely offset by the increase in interest expense and management fees.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled ($5,154) and ($3,079) for the three months ended June 30, 2018 and 2017, respectively. This change was mainly due to losses realized on certain investments and a decrease in sales and principal repayment activity during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. During the three months ended June 30, 2018, we received sale proceeds of $36,563 and principal repayments of $128,663, resulting in net realized losses of ($5,161). During the three months ended June 30, 2017, we received sale proceeds of $56,213 and principal repayments of $150,286, resulting in net realized losses of ($3,082).
Net Change in Unrealized Appreciation on Investments
The net change in unrealized appreciation on our investments totaled $2,827 and $12,211 for the three months ended June 30, 2018 and 2017, respectively. This change was driven primarily by a lesser degree of credit spread tightening for middle market loans during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Net Realized Gain on TRS
Our net realized gain on the TRS totaled $0 and $413 for the three months ended June 30, 2018 and 2017, respectively. The components of net realized gain on the TRS are summarized below:

	Three Months Ended June 30,
	2018	2017
Interest and other income from TRS portfolio	$—	$584
Interest and other expense from TRS portfolio	—	(305)
Net gain on TRS loan sales	—	134
Total	$—	$413
The net realized gain on TRS for the three months ended June 30, 2017 was primarily due to the sale of a majority of loans underlying the TRS to Flatiron Funding II on March 29, 2017.

Net Change in Unrealized Depreciation on TRS
The net change in unrealized depreciation on the TRS totaled $0 and ($134) for the three months ended June 30, 2018 and 2017, respectively. During the three months ended June 30, 2017, the remaining loans underlying the TRS were sold to Flatiron Funding II.
Net Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2018 and 2017, we recorded a net increase in net assets resulting from operations of $18,018 and $29,541, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Six Months Ended June 30, 2018 and 2017
Our results of operations for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017
Investment income	$80,319	$63,390
Net operating expenses	40,888	26,715
Net investment income	39,431	36,675
Net realized loss on investments and foreign currency	(3,057)	(2,195)
Net change in unrealized appreciation on investments	1,377	9,394
Net realized loss on total return swap	—	(13,856)
Net change in unrealized appreciation on total return swap	—	15,402
Net increase in net assets resulting from operations	$37,751	$45,420
Investment Income
For the six months ended June 30, 2018 and 2017, we generated investment income of $80,319 and $63,390, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 185 and 167 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $374,723, from $1,279,020 for the six months ended June 30, 2017 to $1,653,743 for the six months ended June 30, 2018, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016. We expect our investment portfolio to continue to grow due to the anticipated capital available to us for investment from our follow-on continuous public offering and amounts available under our financing arrangements. As a result, we believe that reported investment income for the six months ended June 30, 2018 and 2017 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS was not included in investment income in the consolidated statements of operations, but rather it was recorded as part of net realized loss on total return swap. In lieu of extending the expiration date of the TRS beyond April 18, 2017, we entered into a traditional credit facility with Citibank on March 29, 2017.

Operating Expenses
The composition of our operating expenses for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30,
	2018	2017
Management fees	$16,541	$13,904
Administrative services expense	992	771
General and administrative	3,586	3,417
Interest expense	19,769	8,623
Total operating expenses	$40,888	$26,715
During the six months ended June 30, 2018, the increase in management fees was a direct result of the increase in our gross assets less cash and cash equivalents, while the increase in interest expense was primarily the result of drawing on existing financing arrangements.

The composition of our general and administrative expenses for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30,
	2018	2017
Professional fees	$953	$796
Transfer agent expense	646	626
Dues and subscriptions	402	407
Valuation expense	371	526
Director fees and expenses	242	202
Insurance expense	203	207
Accounting costs	161	100
Printing and marketing expense	146	232
Due diligence fees	109	58
Other expenses	353	263
Total general and administrative expense	$3,586	$3,417
Net Investment Income
Our net investment income totaled $39,431 and $36,675 for the six months ended June 30, 2018 and 2017, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to proceeds received from our follow-on continuous public offering and our financing arrangements.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled ($3,057) and ($2,195) for the six months ended June 30, 2018 and 2017, respectively. This change was mainly due to losses realized on certain investments, which were partially offset by an increase in sales and principal repayment activity during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. During the six months ended June 30, 2018, we received sale proceeds of $96,932 and principal repayments of $321,081, resulting in net realized losses of ($3,066). During the six months ended June 30, 2017, we received sale proceeds of $87,116 and principal repayments of $259,729, resulting in net realized losses of ($2,342).

Net Change in Unrealized Appreciation on Investments
The net change in unrealized appreciation on our investments totaled $1,377 and $9,394 for the six months ended June 30, 2018 and 2017, respectively. This change was driven primarily by generally flat credit spreads during the six months ended June 30, 2018 compared to tightening credit spreads during the six months ended June 30, 2017 that positively impacted the fair value of certain investments.
Net Realized Loss on TRS
Our net realized loss on the TRS totaled $0 and ($13,856) for the six months ended June 30, 2018 and 2017, respectively. The components of net realized loss on the TRS are summarized below:

	Six Months Ended June 30,
	2018	2017
Interest and other income from TRS portfolio	$—	$6,543
Interest and other expense from TRS portfolio	—	(2,949)
Net loss on TRS loan sales	—	(17,450)
Total	$—	$(13,856)

The net realized loss on TRS for the six months ended June 30, 2017 was primarily due to the sale of a majority of loans underlying the TRS to Flatiron Funding II on March 29, 2017.

Net Change in Unrealized Appreciation on TRS
The net change in unrealized appreciation on the TRS totaled $0 and $15,402 for the six months ended June 30, 2018 and 2017, respectively. This change was driven primarily by a reversal of previous unrealized depreciation on the loans underlying the TRS upon the purchase of the loans by Flatiron Funding II on March 29, 2017.
Net Increase in Net Assets Resulting from Operations
For the six months ended June 30, 2018 and 2017, we recorded a net increase in net assets resulting from operations of $37,751 and $45,420, respectively, as a result of our operating activity for the respective periods.

Net Asset Value per Share, Annual Investment Return and Total Return Since Inception
Our net asset value per share was $9.11 and $9.14 on June 30, 2018 and December 31, 2017, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.3658 per share during the six months ended June 30, 2018, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was 3.67% for the six month period ended June 30, 2018. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.
Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price excluding sales load) have seen an annualized return of 8.35% and a cumulative total return of 55.97% through June 30, 2018 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 6.31% and a cumulative total return of 40.37% through June 30, 2018. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.18% and a cumulative total return of 25.45%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.27% and a cumulative total return of 32.89% over the same period.
(1) Cumulative performance: December 17, 2012 to June 30, 2018
The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from cash flows from interest, fees and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We also employ leverage to seek to enhance our returns as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC’s debt to equity to a maximum 2-to-1 from a maximum of 1-to-1, so long as certain approval and disclosure requirements are satisfied. We currently have not determined whether to seek to utilize such additional leverage. We are engaged in a follow-on continuous public offering of shares of our common stock. Our initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. Our follow-on continuous public offering commenced on January 25, 2016 and will continue until no later than January 25, 2019. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting selling commissions and dealer manager fees, are at or above our net asset value per share.

Since May 1, 2018, we have temporarily suspended the sale of shares of our common stock while we engage with the SEC to have declared effective a post-effective amendment to our registration statement. We are currently working with the SEC to have our registration statement declared effective as promptly as practicable. We will file a Form 8-K to announce the resumption of the sale of shares of our common stock.
We will sell our shares on a continuous basis at our latest public offering price of $9.70 per share; however, to the extent that our net asset value fluctuates, we will sell at a price necessary to ensure that shares are sold at a price, after deduction of selling commissions and dealer manager fees, that is above and within 2.5% of net asset value per share.
Since commencing our initial continuous public offering on July 2, 2012 and through June 30, 2018, we sold 115,570,125 shares of common stock for net proceeds of $1,173,741 at an average price per share of $10.16. The net proceeds include gross proceeds received from reinvested shareholder distributions of $143,759, for which we issued 15,775,733 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $105,725, for which we repurchased 11,628,963 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through June 30, 2018, sales commissions and dealer manager fees related to the sale of our common stock were $64,845 and $32,305, respectively.
From July 2, 2012 through August 2, 2018, we sold 113,471,640 shares of common stock for net proceeds of $1,154,741 at an average price per share of $10.18. The net proceeds include gross proceeds received from reinvested shareholder distributions of $147,483, for which we issued 16,184,844 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $128,449, for which we repurchased 14,136,559 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through August 2, 2018, sales commissions and dealer manager fees related to the sale of our common stock were $64,845 and $32,305, respectively.
The net proceeds from our follow-on continuous public offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. middle-market companies.
As of June 30, 2018 and December 31, 2017, we had $182,768 and $206,547 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Citibank Credit Facility

As of June 30, 2018 and August 2, 2018, our outstanding borrowings under the Citibank Credit Facility were $324,542 and the unfunded principal amount in connection with the Citibank Credit Facility was $458. For a detailed discussion of our Citibank Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

JPM Credit Facility
As of June 30, 2018 and August 2, 2018, our outstanding borrowings under the JPM Credit Facility were $224,423 and the unfunded principal amount in connection with the JPM Credit Facility was $50,577. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Facility
As of June 30, 2018 and August 2, 2018, our outstanding borrowings under the UBS Facility were $200,000 and no additional principal amount was available for borrowing under the UBS Facility. For a detailed discussion of our UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.

MS Credit Facility
As of June 30, 2018 and August 2, 2018, our outstanding borrowings under the MS Credit Facility were $150,000 and the unfunded principal amount in connection with the MS Credit Facility was $50,000. For a detailed discussion of our MS Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments
As of June 30, 2018 and August 2, 2018, our unfunded commitments amounted to $155,807 and $99,919, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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

•	preliminary valuation conclusions are then documented and discussed with members of CIM’s management team;

•	designated members of CIM’s management team review the preliminary valuation, and, if applicable, deliver such preliminary valuation to an independent valuation firm for its review;

•	designated members of CIM’s management team, and, if appropriate, the relevant investment professionals meet with the independent valuation firm to discuss the preliminary valuation;

•	designated members of CIM’s management team respond and supplement the preliminary valuation to reflect any comments provided by the independent valuation firm;

•	our audit committee meets with members of CIM’s management team and the independent valuation firms to discuss the assistance provided and the results of the independent valuation firms' review; and

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
Contractual Obligations

On August 26, 2016, 34th Street entered into the JPM Credit Facility with JPM, as amended and restated on September 30, 2016, July 11, 2017, November 28, 2017 and May 23, 2018. See Note 8 to our consolidated financial statements for a more detailed description of the JPM Credit Facility.

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

On December 19, 2017, 33rd Street entered into the MS Credit Facility with MS, as amended on July 9, 2018. See Note 8 to our consolidated financial statements for a more detailed description of the MS Credit Facility.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, 93.7% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

Under the terms of the Amended JPM Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.00% per year. Under the terms of the Amended Citibank Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR plus 2.00%. Pursuant to the terms of the amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR plus a spread of 3.50%. Under the terms of the MS Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.00% per year. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Amended Citibank Credit Facility, the Amended JPM Credit Facility, the amended UBS Facility or the MS Credit Facility in effect as of June 30, 2018:

Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 200 basis points	$(3,548)	(3.1)%
Down 100 basis points	(7,976)	(6.9)%
Down 50 basis points	(4,062)	(3.5)%
Current base interest rate	—	—
Up 50 basis points	4,062	3.5%
Up 100 basis points	8,125	7.1%
Up 200 basis points	16,250	14.1%
Up 300 basis points	24,375	21.2%

(1)	This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 3.3% of our investments paid fixed interest rates as of June 30, 2018. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC’s debt to equity to a maximum 2-to-1 from a maximum of 1-to-1, so long as certain approval and disclosure requirements are satisfied. Specifically, a BDC is permitted to apply a lower minimum asset coverage ratio of 150% if: (1) the BDC complies with certain additional asset coverage disclosure requirements; and (2)(A) a “required majority” of the BDC’s directors, as defined in Section 57(o) of the 1940 Act, approves the application of such a lower minimum asset coverage ratio to the BDC, in which case the 150% minimum asset coverage ratio will become effective on the date that is one year after the date of such independent director approval; or (B) the BDC obtains, at a special or annual meeting of its shareholders at which a quorum is present, the approval of more than 50% of the votes cast for the application of such a lower minimum asset coverage ratio to the BDC, in which case the 150% minimum asset coverage ratio will become effective on the first day after the date of such shareholder approval. As a result, we may be able to incur additional indebtedness in the future, and, therefore, your risk of an investment in us may increase. We currently have not determined whether to seek to utilize such additional leverage. If we choose to take advantage of such leverage, we will act in accordance with the requirements set forth in the amended legislation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our registration statement on Form N-2, as amended, in connection with our follow-on continuous public offering was declared effective by the SEC on January 25, 2016 (SEC File No. 333-203683). Our follow-on continuous public offering commenced on January 25, 2016. Since May 1, 2018, we have temporarily suspended the sale of shares of our common stock while we engage with the SEC to have declared effective a post-effective amendment to our registration statement. We are currently working with the SEC to have our registration statement declared effective as promptly as practicable. We will file a Form 8-K to announce the resumption of the sale of shares of our common stock.
We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2018.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2018 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2018	2,352,580	$9.15	2,352,580	(1)
May 1 to May 31, 2018	—	—	—	—
June 1 to June 30, 2018	—	—	—	—
Total	2,352,580	$9.15	2,352,580	(1)

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

Exhibit Number	Description of Document
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

10.42
Third Amendment to Amended and Restated Loan Agreement, dated as of May 23, 2018, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2018 (File No. 814-00941)).

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
Date: August 9, 2018
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)