Form 10-Q
period 2018-09-30
CION Investment Corp
filed 2018-11-09
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes [x] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [ ] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [x]	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 8, 2018 was 113,376,829.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,873,894 and $1,692,978, respectively)	$1,872,228	$1,698,662
Non-controlled, affiliated investments (amortized cost of $47,338 and $19,422, respectively)	42,148	15,533
Total investments, at fair value (amortized cost of $1,921,232 and $1,712,400, respectively)	1,914,376	1,714,195
Cash	15,537	56,354
Due from counterparty	2,321	—
Interest receivable on investments	14,282	12,433
Receivable due on investments sold	13,645	29,524
Prepaid expenses and other assets	2,451	3,417
Total assets	$1,962,612	$1,815,923

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $6,772 and $6,018, respectively)	$892,770	$705,447
Payable for investments purchased	35,158	36,439
Accounts payable and accrued expenses	1,011	1,432
Interest payable	3,542	2,311
Accrued management fees	9,164	7,821
Accrued subordinated incentive fee on income	5,573	3,222
Accrued administrative services expense	200	556
Due to CIG - offering costs	—	4
Total liabilities	947,418	757,232

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
112,035,367 and 115,781,751 shares issued and outstanding, respectively	112	116
Capital in excess of par value	1,042,312	1,076,131
Undistributed net investment income	9,309	10,368
Accumulated net realized loss from investments	(10,349)	(10,385)
Accumulated net unrealized (depreciation) appreciation on investments	(6,856)	1,795
Accumulated net realized loss from total return swap(1)	(19,334)	(19,334)
Total shareholders' equity	1,015,194	1,058,691
Total liabilities and shareholders' equity	$1,962,612	$1,815,923
Net asset value per share of common stock at end of period	$9.06	$9.14
(1) See Note 7 for a discussion of the Company’s total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Interest income:
Non-controlled, non-affiliated investments	$51,140	$37,212	$130,230	$99,117
Non-controlled, affiliated investments	293	—	641	—
Total interest income	51,433	37,212	130,871	99,117
Fee and other income	404	1,166	1,285	2,651
Total investment income	51,837	38,378	132,156	101,768
Operating expenses
Management fees	9,164	7,820	25,705	21,724
Administrative services expense	500	433	1,492	1,204
Subordinated incentive fee on income(1)	5,573	—	5,573	—
General and administrative(2)	1,407	1,803	4,993	5,220
Interest expense	12,901	6,920	32,670	15,543
Total operating expenses	29,545	16,976	70,433	43,691
Net investment income	22,292	21,402	61,723	58,077
Realized and unrealized (losses) gains
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	3,103	(2,800)	—	(5,142)
Non-controlled, affiliated investments	2	—	39	—
Total return swap(3)	—	67	—	(13,789)
Foreign currency	(12)	12	(3)	159
Net realized gains (losses)	3,093	(2,721)	36	(18,772)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(9,620)	1,700	(7,349)	11,094
Non-controlled, affiliated investments	(408)	—	(1,302)	—
Total return swap(3)	—	—	—	15,402
Net change in unrealized (depreciation) appreciation	(10,028)	1,700	(8,651)	26,496
Net realized and unrealized (losses) gains	(6,935)	(1,021)	(8,615)	7,724
Net increase in net assets resulting from operations	$15,357	$20,381	$53,108	$65,801
Per share information—basic and diluted
Net increase in net assets per share resulting from operations	$0.14	$0.18	$0.46	$0.59
Weighted average shares of common stock outstanding	113,490,567	112,954,234	114,385,478	111,504,552
(1)  See Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated incentive fee on income.
(2) See Note 10 for details of the Company's general and administrative expenses.
(3)  See Note 7 for a discussion of the Company's total return swap agreement.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$61,723	$58,077
Net realized gain (loss) on investments	39	(5,142)
Net realized (loss) gain on foreign currency	(3)	159
Net change in unrealized (depreciation) appreciation on investments	(8,651)	11,094
Net realized loss on total return swap(1)	—	(13,789)
Net change in unrealized appreciation on total return swap(1)	—	15,402
Net increase in net assets resulting from operations	53,108	65,801
Changes in net assets from shareholders' distributions:(2)
Net investment income	(62,782)	(55,191)
Net realized gain on total return swap
Net interest and other income from TRS portfolio	—	(3,661)
Net gain on TRS loan sales(3)	—	(2,286)
Net decrease in net assets from shareholders' distributions	(62,782)	(61,138)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $708 and $1,713, respectively	18,461	43,227
Reinvestment of shareholders' distributions	29,251	29,701
Repurchase of common stock	(81,535)	(30,167)
Net (decrease) increase in net assets resulting from capital share transactions	(33,823)	42,761

Total (decrease) increase in net assets	(43,497)	47,424
Net assets at beginning of period	1,058,691	999,763
Net assets at end of period	$1,015,194	$1,047,187

Net asset value per share of common stock at end of period	$9.06	$9.15
Shares of common stock outstanding at end of period	112,035,367	114,440,741

Undistributed net investment income at end of period	$9,309	$4,314

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	This table presents changes in net assets from shareholders' distributions on a GAAP basis. See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	During the nine months ended September 30, 2017, the Company realized losses on TRS loan sales of $19,736, which were not then deductible on a tax-basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$53,108	$65,801
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(6,857)	(6,799)
Proceeds from principal repayment of investments	535,081	403,098
Purchase of investments	(1,003,789)	(1,139,000)
Paid-in-kind interest	(1,045)	(1,704)
Decrease (increase) in short term investments, net	106,503	(70,312)
Proceeds from sale of investments	161,230	218,395
Net realized (gain) loss on investments	(39)	5,142
Net unrealized depreciation (appreciation) on investments	8,651	(11,094)
Net unrealized appreciation on total return swap(1)	—	(15,402)
Amortization of debt issuance costs	2,363	1,272
(Increase) decrease in due from counterparty	(2,321)	139,715
(Increase) decrease in interest receivable on investments	(1,765)	(2,254)
(Increase) decrease in receivable due on investments sold	15,879	(12,147)
(Increase) decrease in receivable due on total return swap(1)	—	4,187
(Increase) decrease in prepaid expenses and other assets	(1,608)	(812)
Increase (decrease) in payable for investments purchased	(1,281)	39,869
Increase (decrease) in accounts payable and accrued expenses	(421)	(209)
Increase (decrease) in interest payable	1,231	1,113
Increase (decrease) in accrued management fees	1,343	2,040
Increase (decrease) in accrued administrative services expense	(356)	(599)
Increase (decrease) in due to CIG - offering costs	(4)	(18)
Increase (decrease) in subordinated incentive fee on income payable	2,351	—
Net cash used in operating activities	(131,746)	(379,718)

Financing activities:
Gross proceeds from issuance of common stock	19,169	44,940
Commissions and dealer manager fees paid	(708)	(1,715)
Repurchase of common stock	(81,535)	(30,167)
Shareholders' distributions paid(2)	(33,531)	(31,437)
Borrowings under financing arrangements(3)	213,077	406,698
Repayments of financing arrangements(3)	(25,000)	—
Debt issuance costs paid	(543)	(3,732)
Net cash provided by financing activities	90,929	384,587
Net (decrease) increase in cash and restricted cash	(40,817)	4,869
Cash and restricted cash, beginning of period	56,354	17,046
Cash and restricted cash, end of period	$15,537	$21,915

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,065	$13,075
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions(2)	$29,251	$29,701

(1)	See Note 7 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 8 for a discussion of the Company’s financing arrangements.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 137.5%
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022(q)	1 Month LIBOR	Retail	$14,451	$12,023	$11,293
Accommodations Plus Technologies LLC, L+500, 1.00% LIBOR Floor, 5/11/2024	3 Month LIBOR	Services: Business	3,579	3,512	3,525
Adams Publishing Group, LLC, L+750, 1.00% LIBOR Floor, 7/2/2023(p)(s)	2 Month LIBOR	Media: Advertising, Printing & Publishing	17,483	17,297	17,308
Adams Publishing Group, LLC, 0.38% Unfunded, 7/2/2020(p)(s)	None	Media: Advertising, Printing & Publishing	2,069	—	(21)
Advanced Integration Technology LP, L+475, 1.00% LIBOR Floor, 4/3/2023(q)	3 Month LIBOR	Aerospace & Defense	3,940	3,969	3,945
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(k)(q)	2 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,800	9,775
AIS Holdco, LLC, L+500, 0.00% LIBOR Floor, 8/15/2025(q)	2 Month LIBOR	Banking, Finance, Insurance & Real Estate	5,556	5,484	5,549
Allen Media, LLC, L+650, 1.00% LIBOR Floor, 8/30/2023(p)(r)(s)	2 Month LIBOR	Media: Diversified & Production	80,000	78,027	78,000
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020(q)	3 Month LIBOR	Media: Advertising, Printing & Publishing	13,272	12,343	11,895
American Clinical Solutions LLC, 12.50%, 6/11/2020(u)(w)	None	Healthcare & Pharmaceuticals	9,245	9,064	7,396
American Dental Partners, Inc., L+475, 1.00% LIBOR Floor, 8/29/2021(q)(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,694	10,300	10,708
American Media, Inc., L+800, 1.00% LIBOR Floor, 8/24/2020(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	19,634	19,572	20,026
American Media, Inc., 0.50% Unfunded, 8/24/2020	None	Media: Advertising, Printing & Publishing	1,778	(25)	36
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(p)(q)(r)(s)	2 Month LIBOR	Telecommunications	20,445	18,951	19,832
Analogic Corp., L+600, 1.00% LIBOR Floor, 6/21/2024(s)	1 Month LIBOR	Healthcare & Pharmaceuticals	30,000	29,428	29,700
AP Exhaust Acquisition, LLC, L+500, 1.00% LIBOR Floor, 5/10/2024(k)(q)(r)	2 Month LIBOR	Automotive	10,570	9,964	9,632
APCO Holdings, LLC, L+550, 0.00% LIBOR Floor, 6/9/2025(q)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	11,577	11,466	11,679
Ascent Resources - Marcellus, LLC, L+650, 1.00% LIBOR Floor, 3/30/2023	1 Month LIBOR	Energy: Oil & Gas	712	712	718
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(q)	1 Month LIBOR	Construction & Building	10,864	10,690	10,898
Avetta, LLC, L+525, 1.00% LIBOR Floor, 4/10/2024	1 Month LIBOR	High Tech Industries	249	245	247
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023(r)(s)	2 Month LIBOR	Aerospace & Defense	26,025	25,790	25,765
Canam Construction Inc., L+500, 1.00% LIBOR Floor, 7/1/2024	1 Month LIBOR	Construction & Building	4,987	4,975	5,037
Caraustar Industries, Inc., L+550, 1.00% LIBOR Floor, 3/14/2022(q)	3 Month LIBOR	Forest Products & Paper	5,535	5,586	5,588
Cardinal US Holdings, Inc., L+500, 1.00% LIBOR Floor, 7/31/2023(q)	2 Month LIBOR	Services: Business	8,415	7,902	8,278
CB URS Holdings Corp., L+525, 1.00% LIBOR Floor, 9/1/2024(q)(s)	1 Month LIBOR	Transportation: Cargo	14,550	14,481	14,705
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021(q)(s)	1 Month LIBOR	Services: Consumer	24,724	24,749	24,879
Charming Charlie LLC, L+1000, 1.00% LIBOR Floor, 4/24/2023(u)(v)(w)	2 Month LIBOR	Retail	3,214	1,912	2,121
Charming Charlie LLC, L+1000, 1.00% LIBOR Floor, 4/24/2023(u)(v)(w)	2 Month LIBOR	Retail	2,652	2,618	1,790
Charming Charlie LLC, 20.00%, 5/15/2019(v)	None	Retail	157	157	157
Charming Charlie LLC, 2.50% Unfunded, 5/15/2019(v)	None	Retail	1,938	—	—
CHC Solutions Inc., 12.00%, 7/20/2023	None	Healthcare & Pharmaceuticals	7,000	7,000	7,000
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(r)(s)	1 Month LIBOR	Hotel, Gaming & Leisure	22,166	21,991	21,944
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/27/2019	None	Hotel, Gaming & Leisure	2,675	—	(27)
Confie Seguros Holding II Co., L+525, 1.00% LIBOR Floor, 4/16/2022(q)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	15,782	15,687	15,446
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 3/31/2023(k)(s)	3 Month LIBOR	Beverage, Food & Tobacco	10,000	9,850	9,800
Covenant Surgical Partners, Inc., L+450, 0.00% LIBOR Floor, 10/4/2024(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,420	2,414	2,432
Covenant Surgical Partners, Inc., 4.50% Unfunded, 10/4/2018	None	Healthcare & Pharmaceuticals	1	—	—
Datix Bidco Ltd., L+450, 0.00% LIBOR Floor, 4/28/2025(i)	6 Month LIBOR	High Tech Industries	250	245	246
David's Bridal, Inc., L+400, 1.25% LIBOR Floor, 10/11/2019(q)	2 Month LIBOR	Retail	3,406	3,149	3,033
Dayton Superior Corp., L+1400, 1.00% LIBOR Floor, 11/15/2021(q)(w)	3 Month LIBOR	Construction & Building	6,315	5,811	5,526
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022(i)(q)	2 Month LIBOR	Services: Business	5,862	5,705	5,884
Deluxe Entertainment Services Group Inc., L+550, 1.00% LIBOR Floor, 2/28/2020(q)	2 Month LIBOR	Media: Diversified & Production	16,175	16,106	14,881
DFC Global Facility Borrower II LLC, L+1075, 1.00% LIBOR Floor, 9/27/2022	1 Month LIBOR	Services: Consumer	24,420	24,300	24,420
DFC Global Facility Borrower II LLC, 0.50% Unfunded, 9/27/2019	None	Services: Consumer	5,580	—	—
DMT Solutions Global Corp., L+700, 0.00% LIBOR Floor, 7/2/2024(q)(s)	6 Month LIBOR	Services: Business	19,750	19,180	19,552
DXP Enterprises, Inc., L+475, 1.00% LIBOR Floor, 8/29/2023(i)(q)	1 Month LIBOR	Energy: Oil & Gas	9,900	9,813	9,993
Eagle Family Foods Group LLC, L+650, 1.00% LIBOR Floor, 6/14/2024(s)	3 Month LIBOR	Beverage, Food & Tobacco	14,963	14,643	14,626
EagleTree-Carbide Acquisition Corp., L+475, 1.00% LIBOR Floor, 8/28/2024(q)	3 Month LIBOR	Consumer Goods: Durable	19,850	19,714	19,850
Eastman Kodak Company, L+625, 1.00% LIBOR Floor, 9/3/2019(i)(q)	2 Month LIBOR	Consumer Goods: Durable	1,965	1,962	1,886
Elemica, Inc., L+700, 1.00% LIBOR Floor, 7/7/2021(p)(r)	1 Month LIBOR	High Tech Industries	17,106	16,833	17,021
Elemica, Inc., 0.50% Unfunded, 7/7/2021	None	High Tech Industries	2,500	(35)	(13)
Emmis Operating Company, L+700, 1.00% LIBOR Floor, 4/18/2019(q)	1 Month LIBOR	Media: Broadcasting & Subscription	1,364	1,319	1,356
Entertainment Studios P&A LLC, 11.47%, 5/18/2037(m)	None	Media: Diversified & Production	18,187	18,023	17,824
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(m)	None	Media: Diversified & Production	—	—	1,152
EnTrans International, LLC, L+750, 1.00% LIBOR Floor, 6/4/2020(r)	1 Month LIBOR	Capital Equipment	11,906	10,038	11,906
ES Chappaquiddick LLC, 10.00%, 5/18/2022	None	Media: Diversified & Production	1,462	1,462	1,557
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(i)(q)	1 Month LIBOR	High Tech Industries	10,210	9,710	9,751
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022(v)(w)	1 Month LIBOR	Media: Diversified & Production	1,092	1,092	1,147
F+W Media, Inc., L+1000, 1.50% LIBOR Floor, 5/24/2022(p)(u)(v)(w)	1 Month LIBOR	Media: Diversified & Production	2,992	2,755	651
Flavors Holdings Inc., L+575, 1.00% LIBOR Floor, 4/3/2020(k)(p)	3 Month LIBOR	Consumer Goods: Non-Durable	3,000	2,835	2,850
Foundation Consumer Healthcare, LLC, L+650, 1.00% LIBOR Floor, 11/2/2023(p)(r)(s)	2 Month LIBOR	Healthcare & Pharmaceuticals	45,446	45,143	45,446
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	4,211	(32)	—
Frontline Technologies Group Holding LLC, 1.00% Unfunded, 9/18/2019	None	High Tech Industries	328	—	(4)
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023(i)(p)(s)	2 Month LIBOR	Healthcare & Pharmaceuticals	35,000	34,685	34,650
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023(q)(s)	3 Month LIBOR	Services: Business	14,233	14,171	13,681
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021(q)	2 Month LIBOR	Healthcare & Pharmaceuticals	4,812	4,603	4,535
Homer City Generation, L.P., L+1100, 1.00% LIBOR Floor, 4/5/2023(k)(p)	1 Month LIBOR	Energy: Oil & Gas	6,566	6,258	6,353
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(q)	1 Month LIBOR	Energy: Oil & Gas	9,975	9,550	9,651
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/21/2018(p)	3 Month LIBOR	Services: Business	7,873	7,822	7,873
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(q)(r)(s)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,959	15,944	15,949
Instant Web, LLC, L+650, 0.00% LIBOR Floor, 12/15/2022(p)(r)(s)	1 Month LIBOR	Media: Advertising, Printing & Publishing	39,341	39,254	39,341
Instant Web, LLC, 0.50% Unfunded, 12/15/2022	None	Media: Advertising, Printing & Publishing	2,704	—	—
Intermedia Holdings, Inc., L+600, 1.00% LIBOR Floor, 7/21/2025(q)	3 Month LIBOR	High Tech Industries	12,500	12,378	12,562
International Seaways, Inc., L+600, 1.00% LIBOR Floor, 6/22/2022(i)(q)	1 Month LIBOR	Transportation: Cargo	9,750	9,594	9,792
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(q)	3 Month LIBOR	Beverage, Food & Tobacco	14,813	14,671	14,850
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2022(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	11,987	11,861	11,148
ITC Service Group Acquisition LLC, L+950, 0.50% LIBOR Floor, 5/26/2021(l)(p)	6 Month LIBOR	High Tech Industries	11,250	11,108	10,912
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023(s)	1 Month LIBOR	Telecommunications	19,900	19,900	19,900
Jackson Hewitt Tax Service Inc., L+625, 0.00% LIBOR Floor, 5/30/2023(s)	1 Month LIBOR	Services: Consumer	18,000	18,000	18,000
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(r)	1 Month LIBOR	Chemicals, Plastics & Rubber	7,429	7,360	7,058
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(r)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,301	4,261	4,086
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(q)(s)	6 Month LIBOR	Consumer Goods: Durable	15,600	15,337	15,795
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 12/29/2020(r)	1 Month LIBOR	High Tech Industries	4,140	4,115	4,099
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 12/29/2020(i)	2 Month EURIBOR	High Tech Industries	€4,122	4,607	4,736
Lannett Company, Inc., L+538, 1.00% LIBOR Floor, 11/25/2022(i)(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	7,080	6,975	6,230
LD Intermediate Holdings, Inc., L+588, 1.00% LIBOR Floor, 12/9/2022(k)(q)	1 Month LIBOR	High Tech Industries	2,000	1,895	1,940
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023(p)(r)(s)	3 Month LIBOR	Services: Consumer	44,775	43,872	43,991
Lift Brands, Inc., 1.00% Unfunded, 4/16/2023	None	Services: Consumer	5,000	—	(88)
Logix Holding Company, LLC, L+575, 1.00% LIBOR Floor, 12/22/2024(q)	1 Month LIBOR	Telecommunications	5,001	4,954	5,038
Longview Power, LLC, L+600, 1.00% LIBOR Floor, 4/13/2021(p)(r)	3 Month LIBOR	Energy: Oil & Gas	14,961	12,919	13,072
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020(q)	1 Month LIBOR	Services: Business	5,911	5,696	5,911
Mayfield Agency Borrower Inc., L+450, 0.00% LIBOR Floor, 2/28/2025(q)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,971	3,952	3,971
Ministry Brands, LLC, L+400, 1.00% LIBOR Floor, 12/2/2022(r)	1 Month LIBOR	Services: Business	11,332	11,273	11,332
Ministry Brands, LLC, L+100, 1.00% LIBOR Floor Unfunded, 10/18/2020	3 Month LIBOR	Services: Business	3,615	—	—
Moss Holding Company, L+675, 1.00% LIBOR Floor, 4/17/2023(p)(r)	3 Month LIBOR	Services: Business	18,687	18,412	18,501
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	2,232	—	(22)
Moxie Patriot LLC, L+575, 1.00% LIBOR Floor, 12/19/2020(k)(q)	3 Month LIBOR	Energy: Oil & Gas	9,986	9,969	9,949
MRO Holdings, Inc., L+525, 1.00% LIBOR Floor, 10/25/2023(q)	3 Month LIBOR	Aerospace & Defense	4,456	4,417	4,495
MRP Generation Holdings, LLC, L+700, 1.00% LIBOR Floor, 10/18/2022(q)	3 Month LIBOR	Energy: Oil & Gas	2,221	2,185	2,176
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 10/17/2022(q)	1 Month LIBOR	Metals & Mining	3,601	3,544	3,307
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(r)(s)	1 Month LIBOR	Media: Advertising, Printing & Publishing	21,155	20,957	20,838
Ocean Bidco, Inc., L+500, 1.00% LIBOR Floor, 3/21/2025(q)	3 Month LIBOR	High Tech Industries	4,520	4,499	4,537
One Call Corp., L+400, 1.00% LIBOR Floor, 11/27/2022(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	8,032	7,583	7,641
Orbcomm Inc., 8.00%, 4/1/2024(p)	None	Telecommunications	9,237	9,237	9,814
P.F. Chang's China Bistro, Inc., L+500, 1.00% LIBOR Floor, 9/1/2022(q)	6 Month LIBOR	Beverage, Food & Tobacco	14,875	14,565	14,870
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Pathway Partners Vet Management Company LLC, L+425, 0.00% LIBOR Floor, 10/10/2024	1 Month LIBOR	Healthcare & Pharmaceuticals	816	816	818
PDI TA Holdings, Inc., L+475, 1.00% LIBOR Floor, 8/25/2023	3 Month LIBOR	High Tech Industries	3,614	3,604	3,596
Petroflow Energy Corp., L+800, 1.00% LIBOR Floor, 6/29/2019(p)(u)(v)(w)	1 Month LIBOR	Energy: Oil & Gas	3,310	3,000	2,979
PFS Holding Corp., L+350, 1.00% LIBOR Floor, 1/31/2021	1 Month LIBOR	Retail	3,138	2,430	1,835
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(i)(q)	3 Month LIBOR	Aerospace & Defense	6,397	5,949	6,005
Plano Molding Company, LLC, L+750, 1.00% LIBOR Floor, 5/12/2021(p)	1 Month LIBOR	Consumer Goods: Non-Durable	6,086	6,031	5,615
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(p)(q)	1 Month LIBOR	Chemicals, Plastics & Rubber	20,000	19,609	19,700
Radio One, Inc., L+400, 1.00% LIBOR Floor, 4/18/2023(q)	1 Month LIBOR	Media: Broadcasting & Subscription	2,943	2,919	2,889
Rhino Energy LLC, L+1000, 1.00% LIBOR Floor, 12/27/2020(s)	1 Month LIBOR	Metals & Mining	8,695	8,316	8,608
Sequoia Healthcare Management, LLC, L+850, 1.75% LIBOR Floor, 8/21/2023(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,901	9,900
SG Acquisition, Inc., L+500, 1.00% LIBOR Floor, 3/29/2024(q)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,748	3,719	3,762
Shift PPC LLC, L+450, 1.00% LIBOR Floor, 12/22/2021(r)	1 Month LIBOR	High Tech Industries	4,564	4,480	4,564
SIMR, LLC, L+900, 2.00% LIBOR Floor, 9/7/2023(p)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	15,312	15,010	15,006
SM Wellness Holdings, Inc., L+550, 0.00% LIBOR Floor, 8/1/2024	1 Month LIBOR	Healthcare & Pharmaceuticals	698	680	680
SM Wellness Holdings, Inc., 1.00% Unfunded, 8/1/2020	None	Healthcare & Pharmaceuticals	128	(1)	(3)
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 9/30/2020(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,807	12,768	12,743
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 12/31/2021(p)(w)	3 Month LIBOR	Healthcare & Pharmaceuticals	466	465	464
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019(p)	3 Month LIBOR	Energy: Oil & Gas	7,961	7,813	7,742
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022(q)	2 Month LIBOR	Services: Business	3,929	3,840	3,934
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/30/2020(f)(p)	3 Month LIBOR	Hotel, Gaming & Leisure	22,371	22,296	22,371
TDG Group Holding Company, L+550, 0.00% LIBOR Floor, 5/31/2024	3 Month LIBOR	Services: Consumer	2,816	2,763	2,760
TDG Group Holding Company, 1.00% Unfunded, 5/31/2020	None	Services: Consumer	720	—	(14)
Teladoc, Inc., 0.50% Unfunded, 7/14/2020	None	High Tech Industries	1,250	(30)	—
Telestream Holdings Corp., L+645, 1.00% LIBOR Floor, 3/24/2022(l)(p)	3 Month LIBOR	High Tech Industries	8,482	8,333	8,228
Tenere Inc., L+1000, 1.00% LIBOR Floor, 12/23/2021(p)(r)	2 Month LIBOR	Capital Equipment	30,880	30,787	30,108
Tensar Corp., L+475, 1.00% LIBOR Floor, 7/9/2021(q)	3 Month LIBOR	Chemicals, Plastics & Rubber	12,980	12,376	12,842
The Pasha Group, L+750, 1.00% LIBOR Floor, 1/26/2023(r)	2 Month LIBOR	Transportation: Cargo	7,268	7,071	7,373
The Pay-O-Matic Corp., L+900, 0.00% LIBOR Floor, 4/5/2021(h)(p)	2 Month LIBOR	Services: Consumer	22,713	22,522	22,485
TherapeuticsMD, Inc., L+775, 1.50% LIBOR Floor, 5/1/2023(i)(s)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,860	14,850
TherapeuticsMD, Inc., 0.00% Unfunded, 12/31/2019(i)(t)	None	Healthcare & Pharmaceuticals	10,000	(93)	(100)
TherapeuticsMD, Inc., 0.00% Unfunded, 5/31/2019(i)(t)	None	Healthcare & Pharmaceuticals	15,000	(140)	(150)
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021(i)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,948	15,000
Vero Parent, Inc., L+500, 1.00% LIBOR Floor, 8/16/2024(q)(s)	1 Month LIBOR	High Tech Industries	14,850	14,719	14,906
Vertex Aerospace Services Corp., L+475, 0.00% LIBOR Floor, 6/29/2025(q)(s)	1 Month LIBOR	Aerospace & Defense	24,938	24,817	25,210
Visual Edge Technology, Inc., L+575, 1.00% LIBOR Floor, 8/31/2022	1 Month LIBOR	Services: Business	3,104	3,093	3,088
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Visual Edge Technology, Inc., 1.00% Unfunded, 2/28/2019	None	Services: Business	831	—	(4)
VLS Recovery Services, LLC, L+600, 1.00% LIBOR Floor, 10/17/2023	1 Month LIBOR	Services: Business	279	255	276
VLS Recovery Services, LLC, 1.00% Unfunded, 10/17/2019	None	Services: Business	205	—	(2)
Woodstream Corp., L+625, 1.00% LIBOR Floor, 5/29/2022(s)	3 Month LIBOR	Consumer Goods: Non-Durable	14,542	14,542	14,542
Woodstream Corp., 0.50% Unfunded, 5/29/2021	None	Consumer Goods: Non-Durable	559	—	—
Zemax Software Holdings, LLC, L+575, 1.00% LIBOR Floor, 6/25/2024(s)	1 Month LIBOR	High Tech Industries	1,318	1,293	1,292
Total Senior Secured First Lien Debt				1,395,849	1,395,969
Senior Secured Second Lien Debt - 34.5%
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022(p)(r)	1 Month LIBOR	High Tech Industries	17,800	17,477	17,515
ABG Intermediate Holdings 2 LLC, L+775, 1.00% LIBOR Floor, 9/29/2025(p)	1 Month LIBOR	Retail	9,897	9,846	9,977
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(r)	1 Month LIBOR	Services: Business	16,434	16,298	16,568
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021(p)(r)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,269	8,016
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2022(p)	1 Month LIBOR	Construction & Building	4,933	4,903	4,835
Argon Medical Devices Holdings, Inc., L+800, 0.00% LIBOR Floor, 1/23/2026(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	14,400	14,329	14,517
Avalign Technologies, Inc., L+825, 1.00% LIBOR Floor, 7/15/2022(s)	2 Month LIBOR	Healthcare & Pharmaceuticals	5,500	5,456	5,459
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(i)(p)	1 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,472	9,524
EagleTree-Carbide Acquisition Corp., L+850, 1.00% LIBOR Floor, 8/28/2025(r)	3 Month LIBOR	Consumer Goods: Durable	20,000	19,727	20,250
Elements Behavioral Health, Inc., L+1275, 1.00% LIBOR Floor, 2/11/2020(u)	3 Month LIBOR	Healthcare & Pharmaceuticals	6,501	—	—
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022(i)(p)	3 Month LIBOR	Environmental Industries	3,000	2,984	2,947
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(i)(r)	1 Month LIBOR	High Tech Industries	9,999	7,587	8,499
Flexera Software LLC, L+725, 1.00% LIBOR Floor, 2/26/2026(r)	1 Month LIBOR	High Tech Industries	3,462	3,445	3,485
Global Tel*Link Corp., L+825, 1.25% LIBOR Floor, 11/23/2020(r)	3 Month LIBOR	Telecommunications	11,500	11,488	11,561
GOBP Holdings, Inc., L+825, 1.00% LIBOR Floor, 10/21/2022(r)	1 Month LIBOR	Retail	4,000	4,016	4,020
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026(p)	3 Month LIBOR	Services: Business	11,891	11,641	11,831
Mayfield Agency Borrower Inc., L+850, 0.00% LIBOR Floor, 3/2/2026(p)(r)(s)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	20,000	19,707	19,925
Medical Solutions Holdings, Inc., L+825, 1.00% LIBOR Floor, 6/16/2025(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,864	10,038
Medplast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026(s)	2 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,684	6,868
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(p)	6 Month LIBOR	Services: Business	5,488	5,402	5,488
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023	6 Month LIBOR	Services: Business	2,508	2,487	2,508
Ministry Brands, LLC, L+100, 1.00% LIBOR Floor Unfunded, 10/18/2020	3 Month LIBOR	Services: Business	465	—	—
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024(i)	1 Month EURIBOR	Chemicals, Plastics & Rubber	€7,489	7,946	8,604
Onex Carestream Finance LP, L+850, 1.00% LIBOR Floor, 12/7/2019(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,557	10,040	10,543
Onex TSG Holdings II Corp., L+850, 1.00% LIBOR Floor, 7/31/2023(p)(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	12,249	12,152	12,126
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023(p)	2 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,400	12,893
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
PDI TA Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/25/2024	6 Month LIBOR	High Tech Industries	2,034	2,012	2,014
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023(p)	1 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,731	14,738
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022(q)	1 Month LIBOR	Retail	4,998	4,742	875
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2022(p)	2 Month LIBOR	Telecommunications	3,000	2,912	2,835
PT Intermediate Holdings III, LLC, L+800, 1.00% LIBOR Floor, 12/8/2025(r)	3 Month LIBOR	Services: Business	9,375	9,291	9,516
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025(r)	1 Month LIBOR	Telecommunications	2,942	2,914	2,961
SESAC Holdco II LLC, L+725, 1.00% LIBOR Floor, 2/23/2025(k)(r)	1 Month LIBOR	Media: Broadcasting & Subscription	250	248	249
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023(p)(r)	1 Month LIBOR	Services: Business	10,000	9,894	9,600
TexOak Petro Holdings LLC, 8.00%, 12/29/2019(u)	None	Energy: Oil & Gas	7,700	2,592	—
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025(p)	1 Month LIBOR	Services: Business	13,393	13,086	13,125
TouchTunes Interactive Networks, Inc., L+825, 1.00% LIBOR Floor, 5/29/2022(r)	1 Month LIBOR	Hotel, Gaming & Leisure	6,000	5,956	6,000
U.S. Renal Care, Inc., L+800, 1.00% LIBOR Floor, 12/29/2023(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,928	4,825
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022(p)	2 Month LIBOR	Automotive	16,000	15,902	16,080
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(p)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,624	9,553
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/13/2026(r)	2 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,859	14,850
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023(p)	2 Month LIBOR	High Tech Industries	5,000	4,941	5,000
Total Senior Secured Second Lien Debt				358,252	350,218
Collateralized Securities and Structured Products - Debt - 1.5%
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(i)	3 Month LIBOR	Diversified Financials	14,903	14,903	14,903
Total Collateralized Securities and Structured Products - Debt				14,903	14,903
Collateralized Securities and Structured Products - Equity - 1.6%
APIDOS CLO XVI Subordinated Notes, 4.79% Estimated Yield, 1/19/2025(i)	(g)	Diversified Financials	9,000	3,802	3,278
CENT CLO 19 Ltd. Subordinated Notes, 4.57% Estimated Yield, 10/29/2025(i)	(g)	Diversified Financials	2,000	1,231	1,179
Galaxy XV CLO Ltd. Class A Subordinated Notes, 12.35% Estimated Yield, 4/15/2025(i)	(g)	Diversified Financials	4,000	2,322	2,151
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 10.35% Estimated Yield, 2/2/2026(f)(i)	(g)	Diversified Financials	10,000	9,553	9,724
Total Collateralized Securities and Structured Products - Equity				16,908	16,332
Equity - 3.6%
Ascent Resources - Marcellus, LLC, Common Shares(t)		Energy: Oil & Gas	511,255 Units	1,642	1,610
Ascent Resources - Marcellus, LLC, Warrants(t)		Energy: Oil & Gas	132,367 Units	13	4
Avaya Holdings Corp., Common Stock(j)(q)(t)		Telecommunications	321,260 Units	5,285	7,113
Charming Charlie LLC, Common Stock(t)(v)		Retail	30,046,243 Units	1,302	350
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend		Healthcare & Pharmaceuticals	1,818,182 Units	3,000	3,127
Conisus Holdings, Inc., Common Stock(t)(v)		Healthcare & Pharmaceuticals	4,914,556 Units	200	170
Conisus Holdings, Inc., Series B Preferred Stock, 12% Dividend(u)(v)		Healthcare & Pharmaceuticals	12,677,833 Units	9,200	10,100
F+W Media, Inc., Common Stock(t)(v)		Media: Diversified & Production	31,211 Units	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2018
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Mooregate ITC Acquisition, LLC, Class A Units(t)	High Tech Industries	500 Units	564	245
NS NWN Acquisition, LLC, Voting Units(t)	High Tech Industries	404 Units	393	736
NSG Co-Invest (Bermuda) LP, Partnership Interests(i)(t)	Consumer Goods: Durable	1,575 Units	1,000	675
Rhino Energy LLC, Warrants(t)	Metals & Mining	170,972 Units	280	148
SIMR Parent, LLC, Class B Common Units(t)(v)	Healthcare & Pharmaceuticals	7,500,000 Units	7,500	7,677
Spinal USA, Inc. / Precision Medical Inc., Warrants(p)(t)	Healthcare & Pharmaceuticals	9,317,237 Units	4,736	4,938
Tenere Inc., Warrants(t)	Capital Equipment	N/A	161	17
TexOak Petro Holdings LLC, Membership Interests(t)(v)	Energy: Oil & Gas	60,000 Units	—	—
Total Equity			35,276	36,910
Short Term Investments - 9.9%(n)
First American Treasury Obligations Fund, Class Z Shares, 1.96%(o)			100,044	100,044
Total Short Term Investments			100,044	100,044
TOTAL INVESTMENTS - 188.6%			$1,921,232	1,914,376
LIABILITIES IN EXCESS OF OTHER ASSETS - (88.6%)				(899,182)
NET ASSETS - 100%				$1,015,194

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note i. below. Unless specifically identified in note w. below, investments do not contain a paid-in-kind, or PIK, interest provision.

b.
The 1, 2, 3, and 6 month London Interbank Offered Rate, or LIBOR, rates were 2.26%, 2.30%, 2.40%, and 2.60%, respectively, as of September 30, 2018.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2018, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2018. The 1 and 2 month Euro Interbank Offered Rate, or EURIBOR, rates were (0.40%) and (0.37%), respectively, as of September 30, 2018.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 9) using significant unobservable inputs unless otherwise noted.

d.	Represents amortized cost for debt securities and cost for equity investments.

e.	Denominated in U.S. dollars unless otherwise noted.

f.	As of September 30, 2018, the Company was committed, upon the satisfaction of certain conditions, to fund additional amounts in connection with this investment. See Note 11 for additional information.

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

i.
The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2018, 90.6% of the Company’s total assets represented qualifying assets.

j.	Fair value determined using level 1 inputs.

k.	Position or a portion thereof unsettled as of September 30, 2018.

l.
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in the syndication in exchange for a lower payment priority.

m.	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.

n.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

o.	7-day effective yield as of September 30, 2018.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2018
(in thousands)

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of September 30, 2018 (see Note 8).

q.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank N.A., or Citibank, as of September 30, 2018 (see Note 8).

r.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of September 30, 2018 (see Note 8).

s.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street Funding, LLC, or 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with Morgan Stanley N.A., or MS, as of September 30, 2018 (see Note 8).

t.	Non-income producing security.

u.	Investment was on non-accrual status as of September 30, 2018.

v.
Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the company. Fair value as of December 31, 2017 and September 30, 2018, along with transactions during the nine months ended September 30, 2018 in these affiliated investments are as follows:

		Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2018
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2017	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized (Loss) Gain	Fair Value at September 30, 2018	Net Realized Gain (Loss)	Interest Income(3)
Charming Charlie, LLC
First Lien Term Loan B1	$—	$2,619	$—	$(829)	$1,790	$—	$86
First Lien Term Loan B2	—	1,912	—	209	2,121	—	185
Vendor Payment Financing Facility	—	157	—	—	157	—	—
Common Stock	—	1,302	—	(952)	350	—	—
Conisus Holdings, Inc.
Series B Preferred Stock	9,300	—	—	800	10,100	—	—
Common Stock	175	—	—	(5)	170	—	—
F+W Media, Inc.
First Lien Term Loan B-1	1,169	85	(106)	(1)	1,147	—	77
First Lien Term Loan B-2	1,498	11	—	(858)	651	—	35
Common Stock	—	—	—	—	—	—	—
SIMR, LLC
First Lien Term Loan	—	15,010	—	(4)	15,006	—	120
SIMR Parent, LLC
Class B Common Units	—	7,500	—	177	7,677	—	—
Petroflow Energy Corp.
First Lien Term Loan	3,391	48	(621)	161	2,979	39	138
TexOak Petro Holdings LLC
Second Lien Term Loan	—	—	—	—	—	—	—
Membership Interests	—	—	—	—	—	—	—
Totals	$15,533	$28,644	$(727)	$(1,302)	$42,148	$39	$641

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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2018
(in thousands)

w.
For the nine months ended September 30, 2018, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
American Clinical Solutions LLC(x)	Senior Secured First Lien Debt	10.50%	2.00%	12.50%	$346	$215	$561
Charming Charlie LLC(x)	Senior Secured First Lien Debt	6.00%	5.00%	11.00%	$86	$—	$86
Charming Charlie LLC(x)	Senior Secured First Lien Debt	2.00%	9.00%	11.00%	$47	$—	$47
Dayton Superior Corp.	Senior Secured First Lien Debt	9.00%	6.00%	15.00%	$412	$95	$507
F+W Media, Inc.(x)	Senior Secured First Lien Debt	—	11.50%	11.50%	$—	$24	$24
F+W Media, Inc.	Senior Secured First Lien Debt	—	8.00%	8.00%	$—	$61	$61
Lonestar Prospects, Ltd.(y)	Senior Secured First Lien Debt	9.50%	1.00%	10.50%	$190	$27	$217
Petroflow Energy Corp.(x)	Senior Secured First Lien Debt	3.00%	6.00%	9.00%	$76	$14	$90
Rimini Street, Inc.(y)	Senior Secured First Lien Debt	12.00%	3.00%	15.00%	$1,228	$278	$1,506
Sequoia Healthcare Management, LLC(y)	Senior Secured First Lien Debt	12.00%	4.00%	16.00%	$370	$171	$541
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.50%	10.50%	$—	$25	$25
TexOak Petro Holdings LLC(x)	Senior Secured Second Lien Debt	—	8.00%	8.00%	$—	$—	$—
Visual Edge Technology, Inc.(y)	Subordinated Note	—	12.50%	12.50%	$—	$224	$224

x.	PIK interest was on non-accrual status as of September 30, 2018.

y.	Prior to September 30, 2018, the Company exited the investment.
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

j.
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in the syndication in exchange for a lower payment priority.

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
For the year ended December 31, 2017, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
American Clinical Solutions LLC	Senior Secured First Lien Debt	10.50%	2.00%	12.50%	$962	$—	$962
Conisus Holdings, Inc. (v)	Preferred Stock	—	12.00%	12.00%	$—	$—	$—
Elements Behavioral Health, Inc. (v)	Senior Secured Second Lien Debt	—	13.00%	13.00%	$—	$370	$370
F+W Media, Inc. (v)	Senior Secured First Lien Debt	1.50%	10.00%	11.50%	$33	$176	$209
Petroflow Energy Corp. (v)	Senior Secured First Lien Debt	3.00%	6.00%	9.00%	$41	$242	$283
Rimini Street, Inc.	Senior Secured First Lien Debt	12.00%	3.00%	15.00%	$2,185	$552	$2,737
Sequoia Healthcare Management, LLC	Senior Secured First Lien Debt	12.00%	4.00%	16.00%	$765	$248	$1,013
Southcross Holdings Borrower LP	Senior Secured First Lien Debt	3.50%	5.50%	9.00%	$9	$7	$16
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.50%	10.50%	$—	$313	$313
TexOak Petro Holdings LLC (v)	Senior Secured Second Lien Debt	—	8.00%	8.00%	$—	$313	$313
Visual Edge Technology, Inc.	Subordinated Note	—	12.50%	12.50%	$—	$324	$324

v.	PIK interest was on non-accrual status as of December 31, 2017.

w.	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
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
The Company is managed by CION Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. Pursuant to an investment advisory agreement with the Company, CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. On November 1, 2018, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM for a period of twelve months commencing December 17, 2018. The Company and CIM previously engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, LLC, or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.
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
On July 10, 2017, the Company’s independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017. Although the investment sub-advisory agreement and AIM's engagement as the Company’s investment sub-adviser were terminated, AIM's investment professionals continue to perform certain services for CIM and the Company, including, without limitation, identifying investment opportunities for approval by CIM's investment committee. AIM is not paid a separate fee in exchange for such services, but is entitled to receive distributions as a member of CIM as described above.
On December 4, 2017, the members of CIM entered into a fourth amended and restated limited liability company agreement of CIM, or the Fourth CIM LLC Agreement. Under the Fourth CIM LLC Agreement, AIM's investment professionals perform certain services for CIM, which include, among other services, (i) assistance with identifying and providing information about potential investment opportunities for approval by CIM’s investment committee; and (ii) providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. All of the Company's investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM's investment committee, which consists entirely of CIG senior personnel.
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
September 30, 2018
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

In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements for fair value measurements in Topic 820 by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.
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
September 30, 2018
(in thousands, except share and per share amounts)

Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $100,044 and $206,547 of such investments at September 30, 2018 and December 31, 2017, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of September 30, 2018.
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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2014, 2015, 2016, and 2017.
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
September 30, 2018
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
September 30, 2018
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
The Company periodically benchmarks the broker quotes from the brokers or dealers against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these quotes are reliable indicators of fair value. The Company may also use other methods to determine fair value for securities for which it cannot obtain market quotations through brokers or dealers, including the use of an independent valuation firm. Designated members of CIM’s management team and the Company's board of directors review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.
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
Revenue Recognition
Securities transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts.  For investments in equity tranches of collateralized loan obligations, the Company records income based on the effective interest rate determined using the amortized cost and estimated cash flows, which is updated periodically. Loan origination fees, original issue discounts, and market discounts/premiums are recorded and such amounts are amortized as adjustments to interest income over the respective term of the loan using the effective interest method. The Company records prepayment premiums on loans and debt securities within interest income when it receives such amounts. In addition, the Company may generate revenue in the form of commitment, amendment, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with investments are recognized when earned.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
(in thousands, except share and per share amounts)

The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of September 30, 2018 and December 31, 2017.
Loans and debt securities, including those that are individually identified as being impaired under Accounting Standards Codification 310, Receivables, or ASC 310, are generally placed on non-accrual status immediately if, in the opinion of management, principal or interest is not likely to be paid, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan or security is placed on non-accrual status is reversed against interest income. Interest income is recognized on non-accrual loans or debt securities only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan or debt security. Loans or securities are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.
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
September 30, 2018
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
The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	2,003,534	$19,169	4,718,559	$44,940
Reinvestment of distributions	3,210,927	29,251	3,251,250	29,701
Total gross shares/proceeds	5,214,461	48,420	7,969,809	74,641
Sales commissions and dealer manager fees	—	(708)	—	(1,713)
Net shares/proceeds	5,214,461	47,712	7,969,809	72,928
Share repurchase program	(8,960,845)	(81,535)	(3,316,625)	(30,167)
Net shares/proceeds (for) from share transactions	(3,746,384)	$(33,823)	4,653,184	$42,761
During the nine months ended September 30, 2018 and 2017, the Company sold 5,214,461 and 7,969,809 shares, respectively, at an average price per share of $9.29 and $9.37, respectively.
Since commencing its initial continuous public offering on July 2, 2012 and through September 30, 2018, the Company sold 112,035,367 shares of common stock for net proceeds of $1,141,735 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $153,383, for which the Company issued 16,834,704 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $147,356, for which the Company repurchased 16,222,692 shares of common stock.
From May 1, 2018 through September 24, 2018, the Company temporarily suspended the sale of shares of its common stock while it engaged with the SEC to have declared effective a post-effective amendment to the Company’s registration statement. On September 24, 2018, the SEC declared effective the Company's post-effective amendment to its registration statement in connection with the Company's follow-on continuous public offering. As a result, the Company resumed admitting shareholders on October 4, 2018.
During the period from October 1, 2018 to November 8, 2018, the Company sold 936,531 shares of common stock pursuant to its follow-on continuous public offering for gross proceeds of $8,940 at an average price per share of $9.55. The Company also received gross proceeds of $3,650 from reinvested shareholder distributions, for which the Company issued 404,931 shares of common stock.
Since commencing its initial continuous public offering on July 2, 2012 and through November 8, 2018, the Company sold 113,376,829 shares of common stock for net proceeds of $1,154,325 at an average price per share of $10.18. The net proceeds include gross proceeds received from reinvested shareholder distributions of $157,033, for which the Company issued 17,239,635 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $147,356, for which the Company repurchased 16,222,692 shares of common stock.
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
September 30, 2018
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
September 30, 2018
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
The following table summarizes the share repurchases completed during the nine months ended September 30, 2018:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
March 31, 2018	January 3, 2018	2,014,536	100%	9.12	$18,379
June 30, 2018	April 4, 2018	2,352,580	100%	9.15	21,525
September 30, 2018	July 5, 2018	2,507,596	100%	9.06	22,724
	September 26, 2018	2,086,133	100%	9.06	18,907
Total		8,960,845			$81,535
Note 4. Transactions with Related Parties
For the three and nine months ended September 30, 2018 and 2017, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2018	2017	2018	2017
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$—	$290	$323	$782
CIM	Investment adviser	Management fees(2)	9,164	7,820	25,705	21,724
CIM	Investment adviser	Incentive fees(2)	5,573	—	5,573	—
CIM	Administrative services provider	Administrative services expense(2)	500	—	1,031	—
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	—	433	461	1,204
			$15,237	$8,543	$33,093	$23,710

(1)	Amounts charged directly to equity.

(2)	Amounts charged directly to operations.
On December 28, 2016, the Company entered into an amended and restated follow-on dealer manager agreement with CIM and CION Securities, LLC (formerly, ICON Securities, LLC), or CION Securities, in connection with the Company's follow-on continuous public offering. Under the amended and restated dealer manager agreement, the dealer manager fee was reduced from up to 3% to up to 2% of gross offering proceeds and selling commissions to the selling dealers were reduced from up to 7% to up to 3% of gross offering proceeds. Such costs are charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 and through November 8, 2018, the Company paid or accrued sales commissions of $65,014 to the selling dealers and dealer manager fees of $32,445 to CION Securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
(in thousands, except share and per share amounts)

The Company has entered into an investment advisory agreement with CIM. On November 1, 2018, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2018.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. For the three and nine months ended September 30, 2018, the Company recorded subordinated incentive fees on income of $5,573, which was payable as of September 30, 2018. For the three and nine months ended September 30, 2017, the Company had no liability for and did not record any subordinated incentive fees on income. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and nine months ended September 30, 2018 and 2017, the Company had no liability for and did not record any capital gains incentive fees.
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

On April 1, 2018, the Company entered into an administration agreement with CIM for the purpose of replacing ICON Capital with CIM as the Company's administrator pursuant to the terms of the administration agreement. No other material terms of the administration agreement with ICON Capital were amended in connection with the administration agreement with CIM. On November 1, 2018, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing December 17, 2018.

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes CIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offerings (without giving effect to any potential expense support from CIG and its affiliates, which includes CIM). If the Company sells the maximum number of shares at its latest public offering price of $9.70 per share, the Company estimates that it may incur up to approximately $29,886 of expenses. With respect to any reimbursements for offering and organizational costs, the Company will interpret the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.

Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of September 30, 2018, the Company raised gross offering proceeds of $1,135,708, of which it can pay up to $17,036 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through September 30, 2018, the Company paid $10,468 of such costs, leaving an additional $6,568 that can be paid. As of November 8, 2018, the Company raised gross offering proceeds of $1,144,648, of which it can pay up to $17,170 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through November 8, 2018, the Company paid $10,597 of such costs, leaving an additional $6,573 that can be paid.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
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
For the three and nine months ended September 30, 2018, the Company did not receive any expense support from CIM. For the three and nine months ended September 30, 2017, the Company did not receive any expense support from CIG or AIM. See Note 5 for additional information on the sources of the Company’s distributions.
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
Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. The Company did not record any obligation to repay expense support from CIG or CIM during the three and nine months ended September 30, 2017 or 2018, respectively. The Company did not repay any expense support to CIG or CIM during the three and nine months ended September 30, 2017 or 2018, respectively. The Company may or may not be requested to reimburse any expense support provided in the future.
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
As of September 30, 2018 and December 31, 2017, the total liability payable to CIM and its affiliates was $14,937 and $11,603, respectively, which primarily related to fees earned by CIM during the three months ended September 30, 2018 and December 31, 2017, respectively.
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
September 30, 2018
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

The Company’s board of directors declared or ratified distributions for 52 and 39 record dates during the year ended December 31, 2017 and the nine months ended September 30, 2018, respectively.
The following table presents cash distributions per share that were declared during the year ended December 31, 2017 and the nine months ended September 30, 2018:

	Distributions
Three Months Ended	Per Share	Amount
2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
June 30, 2017 (thirteen record dates)	0.1829	20,371
September 30, 2017 (thirteen record dates)	0.1829	20,644
December 31, 2017 (thirteen record dates)	0.1829	20,923
Total distributions for the year ended December 31, 2017	$0.7316	$82,061

2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
June 30, 2018 (thirteen record dates)	0.1829	21,004
September 30, 2018 (thirteen record dates)	0.1829	20,776
Total distributions for the nine months ended September 30, 2018	$0.5487	$62,782

On September 26, 2018, the Company's co-chief executive officers declared regular weekly cash distributions of $0.014067 per share for October 2018 through December 2018. Each distribution was or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
October 2, 2018	October 31, 2018	$0.014067
October 9, 2018	October 31, 2018	$0.014067
October 16, 2018	October 31, 2018	$0.014067
October 23, 2018	October 31, 2018	$0.014067
October 30, 2018	October 31, 2018	$0.014067
November 6, 2018	November 28, 2018	$0.014067
November 13, 2018	November 28, 2018	$0.014067
November 20, 2018	November 28, 2018	$0.014067
November 27, 2018	November 28, 2018	$0.014067
December 4, 2018	December 26, 2018	$0.014067
December 11, 2018	December 26, 2018	$0.014067
December 18, 2018	December 26, 2018	$0.014067
December 25, 2018	December 26, 2018	$0.014067

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
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
On December 8, 2016, the Company amended and restated its distribution reinvestment plan pursuant to the fifth amended and restated distribution reinvestment plan, or the Fifth Amended DRIP. The Fifth Amended DRIP became effective as of, and first applied to the reinvestment of cash distributions paid on, February 1, 2017.  Under the Fifth Amended DRIP, cash distributions to participating shareholders will be reinvested in additional shares of common stock at a purchase price equal to the estimated net asset value per share of common stock as of the date of issuance.

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For the nine months ended September 30, 2018, none of the Company's distributions resulted from expense support from CIM. For the years ended December 31, 2015, 2016 and 2017, none of the Company's distributions resulted from expense support from CIG or AIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIM provides such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods.

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018			2017
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.5487	$62,782	100.0%	$0.4953	$55,191	90.3%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	—	—	—	0.0329	3,661	6.0%
Net gain on TRS loan sales(1)	—	—	—	0.0205	2,286	3.7%
Total distributions	$0.5487	$62,782	100.0%	$0.5487	$61,138	100.0%

(1)
During the nine months ended September 30, 2017, the Company realized losses of $19,736 primarily due to the purchase of loans by Flatiron Funding II, LLC in connection with the TRS refinancing that were previously held in the TRS and are not currently deductible on a tax-basis. See Note 8 for an additional discussion regarding this purchase.

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
September 30, 2018
(in thousands, except share and per share amounts)

The tax components of accumulated earnings (losses) for the current year will be determined at year end. As of December 31, 2017, the components of accumulated earnings on a tax basis were as follows:

December 31, 2017
Undistributed ordinary income	$10,508
Accumulated losses	(3,354)
Net unrealized depreciation on investments and total return swap	(24,568)
Total accumulated earnings (losses)	$(17,414)
As of September 30, 2018, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $18,105; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $59,319; the net unrealized depreciation was $41,214; and the aggregate cost of securities for Federal income tax purposes was $1,955,590.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of September 30, 2018 and December 31, 2017 at amortized cost and fair value was as follows:

	September 30, 2018			December 31, 2017
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,395,849	$1,395,969	77.0%	$1,088,512	$1,100,336	73.0%
Senior secured second lien debt	358,252	350,218	19.3%	342,906	333,944	22.1%
Collateralized securities and structured products - debt	14,903	14,903	0.8%	25,411	25,289	1.7%
Collateralized securities and structured products - equity	16,908	16,332	0.9%	19,833	18,525	1.2%
Unsecured debt	—	—	—	7,653	7,639	0.5%
Equity	35,276	36,910	2.0%	21,538	21,915	1.5%
Subtotal/total percentage	1,821,188	1,814,332	100.0%	1,505,853	1,507,648	100.0%
Short term investments(2)	100,044	100,044		206,547	206,547
Total investments	$1,921,232	$1,914,376		$1,712,400	$1,714,195

(1)	Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$364,000	20.0%	$255,608	17.0%
Services: Business	170,443	9.4%	195,251	13.0%
Services: Consumer	136,433	7.5%	46,702	3.1%
High Tech Industries	136,114	7.5%	194,902	12.9%
Media: Advertising, Printing & Publishing	133,388	7.4%	65,795	4.4%
Media: Diversified & Production	115,212	6.4%	117,896	7.8%
Telecommunications	79,054	4.4%	58,891	3.9%
Chemicals, Plastics & Rubber	76,552	4.2%	82,981	5.5%
Aerospace & Defense	65,420	3.6%	52,312	3.5%
Energy: Oil & Gas	64,247	3.5%	38,397	2.5%
Beverage, Food & Tobacco	63,699	3.5%	25,631	1.7%
Banking, Finance, Insurance & Real Estate	60,332	3.3%	19,857	1.3%
Consumer Goods: Durable	58,456	3.2%	60,863	4.0%
Hotel, Gaming & Leisure	50,288	2.8%	29,550	2.0%
Capital Equipment	42,031	2.3%	53,276	3.5%
Retail	35,451	2.0%	33,319	2.2%
Transportation: Cargo	31,870	1.8%	32,877	2.2%
Diversified Financials	31,235	1.7%	43,814	2.9%
Construction & Building	26,296	1.4%	24,633	1.6%
Automotive	25,712	1.4%	40,565	2.7%
Consumer Goods: Non-Durable	23,007	1.3%	7,055	0.5%
Metals & Mining	12,063	0.7%	12,785	0.8%
Forest Products & Paper	5,588	0.3%	5,599	0.4%
Media: Broadcasting & Subscription	4,494	0.2%	6,224	0.4%
Environmental Industries	2,947	0.2%	2,865	0.2%
Subtotal/total percentage	1,814,332	100.0%	1,507,648	100.0%
Short term investments	100,044		206,547
Total investments	$1,914,376		$1,714,195

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
(in thousands, except share and per share amounts)

	September 30, 2018		December 31, 2017
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,694,376	93.5%	$1,379,180	91.5%
Canada	27,942	1.5%	29,114	1.9%
Luxembourg	18,250	1.0%	18,836	1.2%
Netherlands	18,128	1.0%	18,317	1.2%
Cayman Islands	16,332	0.9%	18,525	1.2%
Germany	14,903	0.8%	19,231	1.3%
Marshall Islands	9,792	0.5%	10,012	0.7%
France	6,005	0.3%	5,606	0.4%
Cyprus	4,736	0.3%	5,137	0.3%
United Kingdom	3,193	0.2%	2,865	0.2%
Bermuda	675	—	825	0.1%
Subtotal/total percentage	1,814,332	100.0%	1,507,648	100.0%
Short term investments	100,044		206,547
Total investments	$1,914,376		$1,714,195

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

As of September 30, 2018 and December 31, 2017, investments on non-accrual status represented 1.4% of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2018 and December 31, 2017, the Company’s unfunded commitments amounted to $67,672 and $48,259, respectively. As of November 5, 2018, the Company’s unfunded commitments amounted to $68,576. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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
September 30, 2018
(in thousands, except share and per share amounts)

The value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS were valued in the same manner as loans owned by the Company.  As of December 31, 2017, Citibank returned all cash collateral to Flatiron.
Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. For the three and nine months ended September 30, 2018 and 2017, the net realized gain (loss) on the TRS consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and other income from TRS portfolio	$—	$67	$—	$6,610
Interest and other expense from TRS portfolio	—	—	—	(2,949)
Net loss on TRS loan sales	—	—	—	(17,450)
Net realized gain (loss)(1)	$—	$67	$—	$(13,789)

(1)	Net realized gain (loss) is reflected in net realized gain (loss) on total return swap on the Company's consolidated statements of operations.

On March 29, 2017, Flatiron Funding II purchased certain loans underlying the TRS with a notional value of $363,860 in connection with the TRS refinancing. See Note 8 for additional information on Flatiron Funding II and the Citibank Credit Facility.
Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2018:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	L+2.00%	$299,542	$25,458	March 30, 2020
JPM Credit Facility	Term Loan Credit Facility	L+3.00%	250,000	25,000	August 24, 2021
UBS Facility	Repurchase Agreement	L+3.50%	200,000	—	May 19, 2020
MS Credit Facility	Revolving Credit Facility	L+3.00%	150,000	50,000	December 19, 2022

Citibank Credit Facility

On March 29, 2017, Flatiron Funding II entered into a senior secured credit facility with Citibank. The senior secured credit facility with Citibank, or the Citibank Credit Facility, provides for a revolving credit facility in an aggregate principal amount of $325,000, subject to compliance with a borrowing base. On March 29, 2017, September 26, 2017 and November 17, 2017, Flatiron Funding II drew down $231,698, $50,000 and $42,844 of borrowings under the Citibank Credit Facility, respectively. On August 21, 2018, Flatiron Funding II repaid Citibank borrowings in the principal amount of $25,000 under the Amended Citibank Credit Facility.

On July 11, 2017, Flatiron Funding II amended the Citibank Credit Facility, or the Amended Citibank Credit Facility, with Citibank to make certain immaterial administrative amendments as a result of the termination of AIM as the Company's investment sub-adviser as discussed in Note 1.

On October 10, 2018 and November 8, 2018, Flatiron Funding II drew down $15,000 and $10,000 of borrowings under the Amended Citibank Credit Facility, respectively. On October 18, 2018, Flatiron Funding II repaid Citibank borrowings in the principal amount of $20,000 under the Amended Citibank Credit Facility.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
(in thousands, except share and per share amounts)

Advances under the Amended Citibank Credit Facility bear interest at a floating rate equal to (1) the higher of (a) the Citibank prime rate, (b) the federal funds rate plus 1.5% or (c) the three-month LIBOR plus 1.0%, plus (2) a spread of (a) 2% per year during the period from and including March 29, 2017 and the earlier of March 29, 2019 and the date the Amended Citibank Credit Facility matures, or (b) 3% per year during the period from the date the Amended Citibank Credit Facility matures until all obligations under the Amended Citibank Credit Facility have been paid in full. Interest is payable quarterly in arrears. All advances under the Amended Citibank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than March 30, 2020. Flatiron Funding II may prepay advances pursuant to the terms and conditions of the credit and security agreement, subject to a 0.50% premium if the amount of the Amended Citibank Credit Facility is reduced or terminated on or prior to March 29, 2019. Flatiron Funding II must repay 50% of advances under the Amended Citibank Credit Facility outstanding on March 29, 2019 by September 15, 2019. In addition, Flatiron Funding II will be subject to a non-usage fee of 0.75% per year (subject to an increase to 2% in certain circumstances) on the amount, if any, of the aggregate principal amount available under the Amended Citibank Credit Facility that has not been borrowed. The non-usage fees, if any, are payable quarterly in arrears. Flatiron Funding II incurred certain customary costs and expenses in connection with obtaining the Citibank Credit Facility.

The Company incurred debt issuance costs of $1,945 in connection with obtaining the Citibank Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended Citibank Credit Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended Citibank Credit Facility. At September 30, 2018, the unamortized portion of the debt issuance costs was $968.

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

In connection with the Amended Citibank Credit Facility, Flatiron Funding II has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the nine months ended September 30, 2018, Flatiron Funding II was in compliance with all covenants and reporting requirements.

For the three months ended September 30, 2018 and 2017, the nine months ended September 30, 2018, and the period from March 29, 2017 to September 30, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended Citibank Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2018	Period from March 29, 2017 to September 30, 2017
	2018	2017
Stated interest expense	$3,507	$1,953	$9,929	$3,860
Amortization of deferred financing costs	163	174	484	330
Non-usage fee	22	173	24	356
Total interest expense	$3,692	$2,300	$10,437	$4,546
Weighted average interest rate(1)	4.41%	3.54%	4.09%	3.50%
Average borrowings	$313,400	$234,416	$320,787	$233,042

(1)	Includes the stated interest expense and non-usage fee on the unused portion of the Amended Citibank Credit Facility and is annualized for periods covering less than one year.

JPM Credit Facility

On August 26, 2016, 34th Street entered into a senior secured credit facility with JPM. The senior secured credit facility with JPM, or the JPM Credit Facility, provided for borrowings in an aggregate principal amount of $150,000, of which $25,000 may be funded as a revolving credit facility, each subject to conditions described in the JPM Credit Facility. On August 26, 2016, 34th Street drew down $57,000 of borrowings under the JPM Credit Facility. On August 21, 2018, 34th Street drew down $25,577 of additional borrowings under the Amended JPM Credit Facility.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
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

Advances under the Amended JPM Credit Facility bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.00% per year, which was reduced from 3.50% under the Amended JPM Credit Facility entered into on May 23, 2018. Interest is payable quarterly in arrears. All advances under the Amended JPM Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than August 24, 2021. 34th Street may prepay advances pursuant to the terms and conditions of the Amended JPM Credit Facility, subject to a 1% premium in certain circumstances. In addition, 34th Street will be subject to a non-usage fee of 1.0% per year on the amount, if any, of the aggregate principal amount available under the Amended JPM Credit Facility that has not been borrowed during the period from August 23, 2018, and ending on, but excluding, August 24, 2020. The non-usage fees, if any, are payable quarterly in arrears.
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

In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the nine months ended September 30, 2018, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $4,052 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of September 30, 2018 and will amortize to interest expense over the term of the Amended JPM Credit Facility. At September 30, 2018, the unamortized portion of the debt issuance costs was $2,080.

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stated interest expense	$3,234	$2,770	$9,145	$7,978
Amortization of deferred financing costs	364	222	789	660
Non-usage fee	64	1	93	3
Total interest expense	$3,662	$2,993	$10,027	$8,641
Weighted average interest rate(1)	5.47%	4.74%	5.34%	4.61%
Average borrowings	$235,822	$224,423	$228,265	$224,423

(1)	Includes the stated interest expense and non-usage fee on the unused portion of the Amended JPM Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
(in thousands, except share and per share amounts)

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
September 30, 2018
(in thousands, except share and per share amounts)

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

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the amended UBS Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the amended UBS Facility. At September 30, 2018, the unamortized portion of the upfront fee and other expenses was $1,537.

As of September 30, 2018, Notes in the aggregate principal amount of $266,667 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the amended UBS Facility for aggregate proceeds of $200,000. The carrying amount outstanding under the amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of September 30, 2018, the amount due at maturity under the amended UBS Facility was $200,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of September 30, 2018, the fair value of assets held by Murray Hill Funding II was $351,646.

For the three and nine months ended September 30, 2018, the three months ended September 30, 2017, and the period from May 19, 2017 to September 30, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the amended UBS Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2018	Period from May 19, 2017 to September 30, 2017
	2018	2017
Stated interest expense	$3,027	$1,480	$7,885	$2,009
Amortization of deferred financing costs	237	147	703	219
Total interest expense	$3,264	$1,627	$8,588	$2,228
Weighted average interest rate(1)	5.92%	4.74%	5.55%	4.72%
Average borrowings	$200,000	$125,000	$187,500	$113,519

(1)	Includes the stated interest expense and non-usage fee on the unused portion of the amended UBS Facility and is annualized for periods covering less than one year.
MS Credit Facility

On December 19, 2017, 33rd Street Funding entered into a senior secured credit facility, or the MS Credit Facility, with MS. The MS Credit Facility provides for a revolving credit facility in an aggregate principal amount of up to $200,000, subject to compliance with a borrowing base.

Advances under the MS Credit Facility will be available through December 19, 2020 and will bear interest at a floating rate equal to the three-month LIBOR, plus a spread of (i) 3.0% per year through December 19, 2020 and (i) 3.5% per year thereafter through December 19, 2022. Interest is payable quarterly in arrears. All advances under the MS Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than December 19, 2022. 33rd Street Funding may prepay advances pursuant to the terms and conditions of the loan and servicing agreement, subject to a 3% premium if the amount of the MS Credit Facility is reduced below $100,000 or terminated on or prior to December 19, 2018, and subject to a 2% or 1% premium if the amount of the MS Credit Facility is reduced or terminated on or prior to December 19, 2019 or December 19, 2020, respectively. In addition, 33rd Street Funding will be subject to a non-usage fee of 0.75% per year that accrues for each day of an accrual period on the amount by which $200,000 exceeds the greater of (x) the aggregate principal amount, if any, of the advances outstanding on such day and (y) during the period from June 20, 2018 through December 19, 2020, 75% of $200,000 (or such smaller amount if the committed facility amount is reduced pursuant to the terms and conditions of the loan and servicing agreement). The non-usage fees, if any, are payable quarterly in arrears. 33rd Street Funding incurred certain customary costs and expenses in connection with obtaining the MS Credit Facility.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
(in thousands, except share and per share amounts)

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

33rd Street Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,591 in connection with obtaining the MS Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and will amortize to interest expense over the term of the MS Credit Facility. On June 5, 2018, unamortized upfront fees were recorded as a direct reduction to the outstanding balance of the MS Credit Facility, which is included in the Company’s consolidated balance sheet as of September 30, 2018. At September 30, 2018, the unamortized portion of the upfront fee and other expenses was $2,187.
For the three and nine months ended September 30, 2018, the components of interest expense, average borrowings, and weighted average interest rate for the MS Credit Facility were as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Stated interest expense	$2,057	$2,373
Non-usage fee	96	858
Amortization of deferred financing costs	130	387
Total interest expense	$2,283	$3,618
Weighted average interest rate(1)	5.61%	7.26%
Average borrowings	$150,000	$58,700

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the MS Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
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
For the three and nine months ended September 30, 2018 and 2017, the components of interest expense for the EWB Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Non-usage fee	$—	$—	$—	$65
Amortization of deferred financing costs	—	—	—	63
Total interest expense	$—	$—	$—	$128
Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of September 30, 2018 and December 31, 2017, according to the fair value hierarchy:

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,395,969	$1,395,969	$—	$—	$1,100,336	$1,100,336
Senior secured second lien debt	—	—	350,218	350,218	—	—	333,944	333,944
Collateralized securities and structured products - debt	—	—	14,903	14,903	—	—	25,289	25,289
Collateralized securities and structured products - equity	—	—	16,332	16,332	—	—	18,525	18,525
Unsecured debt	—	—	—	—	—	—	7,639	7,639
Equity	7,113	—	29,797	36,910	5,638	—	16,277	21,915
Short term investments	100,044	—	—	100,044	206,547	—	—	206,547
Total Investments	$107,157	$—	$1,807,219	$1,914,376	$212,185	$—	$1,502,010	$1,714,195

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
(in thousands, except share and per share amounts)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Equity	Total
Beginning balance, June 30, 2018	$1,378,155	$365,598	$14,903	$16,050	$18,680	$1,793,386
Investments purchased	283,715	2,982	—	—	10,501	297,198
Net realized gain	2,919	186	—	—	—	3,105
Net change in unrealized (depreciation) appreciation	(9,488)	(2,196)	—	378	616	(10,690)
Accretion of discount	2,148	370	—	—	—	2,518
Sales and principal repayments	(261,480)	(16,722)	—	(96)	—	(278,298)
Ending balance, September 30, 2018	$1,395,969	$350,218	$14,903	$16,332	$29,797	$1,807,219
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2018(1)	$(4,934)	$(2,062)	$—	$378	$616	$(6,002)

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

	Nine Months Ended September 30, 2018
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2017	$1,100,336	$333,944	$25,289	$18,525	$7,639	$16,277	$1,502,010
Investments purchased	892,550	98,462	—	—	—	13,738	1,004,750
Net realized gain (loss)	4,468	(4,936)	349	137	21	—	39
Net change in unrealized (depreciation) appreciation	(11,703)	928	122	731	14	(218)	(10,126)
Accretion of discount	5,805	1,035	13	—	4	—	6,857
Sales and principal repayments	(595,487)	(79,215)	(10,870)	(3,061)	(7,678)	—	(696,311)
Ending balance, September 30, 2018	$1,395,969	$350,218	$14,903	$16,332	$—	$29,797	$1,807,219
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2018(1)	$(9,235)	$(4,144)	$295	$304	$—	$(218)	$(12,998)

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
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
September 30, 2018
(in thousands, except share and per share amounts)

Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$863,716	Discounted Cash Flow	Discount Rates	3.0%	—	30.0%	10.0%
	527,476	Broker Quotes	Broker Quotes	N/A			N/A
	2,979	Market Comparable Approach	EBITDA Multiple	3.25x	—	4.00x	4.00x
	1,798		Revenue Multiple	0.20x	—	0.25x	0.25x
Senior secured second lien debt	206,154	Discounted Cash Flow	Discount Rates	9.3%	—	21.2%	11.5%
	144,064	Broker Quotes	Broker Quotes	N/A			N/A
Collateralized securities and structured products - debt	14,903	Discounted Cash Flow	Discount Rates	N/A			11.0%
Collateralized securities and structured products - equity	16,332	Discounted Cash Flow	Discount Rates	N/A			13.0%
Equity	24,541	Market Comparable Approach	EBITDA Multiple	5.00x	—	10.00x	7.77x
	3,477		Revenue Multiple	0.20x	—	1.25x	0.91x
	1,614	Broker Quotes	Broker Quotes	N/A			N/A
	165	Options Pricing Model	Expected Volatility	30.7%	—	109.0%	54.7%
Total	$1,807,219

(1)	Weighted average amounts are based on the estimated fair values.

	December 31, 2017
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$697,482	Discounted Cash Flow	Discount Rates	5.0%	-	23.3%	10.0%
	377,869	Broker Quotes	Broker Quotes	N/A			N/A
	24,985	Market Comparable Approach	EBITDA Multiple	3.50x	-	10.50x	7.04x
			Revenue Multiple	0.25x	-	1.00x	0.73x
Senior secured second lien debt	175,392	Discounted Cash Flow	Discount Rates	8.7%	-	13.1%	10.5%
	158,097	Broker Quotes	Broker Quotes	N/A			N/A
	455	Market Comparable Approach	Revenue Multiple	0.95x	-	1.15x	1.10x
Collateralized securities and structured products - debt	25,289	Discounted Cash Flow	Discount Rates	6.3%	-	11.0%	9.6%
Collateralized securities and structured products - equity	18,525	Discounted Cash Flow	Discount Rates	14.0%	-	15.0%	14.5%
Unsecured debt	7,639	Discounted Cash Flow	Discount Rates	N/A			13.1%
Equity	16,250	Market Comparable Approach	EBITDA Multiple	4.50x	-	11.00x	9.34x
	27	Options Pricing Model	Expected Volatility	29.0%	-	30.0%	29.5%
Total	$1,502,010

(1)	Weighted average amounts are based on the estimated fair values.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
(in thousands, except share and per share amounts)

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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Professional fees	$268	$147	$1,221	$943
Transfer agent expense	310	321	956	947
Dues and subscriptions	182	223	584	630
Valuation expense	179	463	550	989
Accounting and administrative costs	143	108	508	388
Director fees and expenses	114	125	356	327
Insurance expense	118	102	321	309
Printing and marketing expense	26	59	172	291
Due diligence fees	55	87	164	145
Other expenses	12	168	161	251
Total general and administrative expense	$1,407	$1,803	$4,993	$5,220

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
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
As of September 30, 2018 and December 31, 2017, the Company’s unfunded commitments were as follows:

Unfunded Commitments	September 30, 2018(1)	December 31, 2017(1)
TherapeuticsMD, Inc.(2)	$25,000	$—
DFC Global Facility Borrower II LLC(2)	5,580	10,425
Lift Brands, Inc.(2)	5,000	—
Foundation Consumer Healthcare, LLC(2)	4,211	4,211
Ministry Brands, LLC(2)	4,080	1,865
Studio Movie Grill Holdings, LLC(2)	2,772	1,608
Instant Web, LLC(2)	2,704	—
CircusTrix Holdings, LLC(2)	2,675	—
Elemica, Inc.(2)	2,500	2,500
Moss Holding Company(2)	2,232	3,278
Adams Publishing Group, LLC(2)	2,069	—
Charming Charlie, LLC(2)	1,938	1,048
American Media, Inc.(2)	1,778	237
Teladoc, Inc.(2)	1,250	1,250
Ivy Hill Middle Market Credit Fund VIII, Ltd.(2)	1,111	1,111
Visual Edge Technology, Inc.(2)	831	—
TDG Group Holding Company(2)	720	—
Woodstream Corp.(2)	559	—
Frontline Technologies Group Holding LLC	328	540
VLS Recovery Services, LLC	205	1,108
SM Wellness Holdings, Inc.(2)	128	—
Covenant Surgical Partners, Inc.	1	458
Centene Corp.	—	12,170
Discovery DJ Services LLC	—	4,706
Pathway Partners Vet Management Company LLC	—	818
PDI TA Holdings, Inc.(2)	—	815
Accruent, LLC	—	111
Total	$67,672	$48,259

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

(2)
As of November 5, 2018, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $534, $2,069, $1,659, $1,938, $2,675, $5,317, $2,500, $4,211, $2,704, $1,111, $5,000, $4,080, $2,232, $624, $663, $128, $2,772, $720, $1,250, $25,000, $831 and $559 to Achilles Acquisition, LLC, Adams Publishing Group, LLC, American Media, Inc., Charming Charlie LLC, CircusTrix Holdings, LLC, DFC Global Facility Borrower II LLC, Elemica, Inc., Foundation Consumer Healthcare, LLC, Instant Web, LLC, Ivy Hill Middle Market Credit Fund VIII, Ltd., Lift Brands, Inc., Ministry Brands, LLC, Moss Holding Company, OTG Management, LLC, PDI TA Holdings, Inc., SM Wellness Holdings, Inc., Studio Movie Grill Holdings, LLC, TDG Group Holding Company, Teladoc, Inc., TherapeuticsMD, Inc., Visual Edge Technology, Inc. and Woodstream Corp., respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
(in thousands, except share and per share amounts)

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2018 and December 31, 2017, refer to the table above and the consolidated schedules of investments.
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
Note 12. Fee Income
Fee income consists of commitment fees and amendment fees. The following table summarizes the Company’s fee income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amendment fees	$271	$984	$815	$1,979
Commitment fees	133	182	470	672
Total	$404	$1,166	$1,285	$2,651
For the three and nine months ended September 30, 2018 and 2017, all fee income was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Per share data:(1)
Net asset value at beginning of period	$9.14	$9.11
Results of operations:
Net investment income	0.54	0.52
Net realized gain (loss) and net change in unrealized (depreciation) appreciation on investments(2)	(0.07)	0.06
Net realized gain and net change in unrealized appreciation on total return swap	—	0.01
Net increase in net assets resulting from operations(2)	0.47	0.59
Shareholder distributions:
Distributions from net investment income	(0.55)	(0.50)
Distributions from net realized gains	—	(0.05)
Net decrease in net assets from shareholders' distributions	(0.55)	(0.55)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—
Repurchases of common stock(4)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value at end of period	$9.06	$9.15
Shares of common stock outstanding at end of period	112,035,367	114,440,741
Total investment return-net asset value(5)	5.23%	6.68%
Net assets at beginning of period	$1,058,691	$999,763
Net assets at end of period	$1,015,194	$1,047,187
Average net assets	$1,044,899	$1,020,019
Ratio/Supplemental data:
Ratio of net investment income to average net assets	5.91%	5.69%
Ratio of gross operating expenses to average net assets(6)	6.74%	4.28%
Ratio of expenses to average net assets(7)	6.74%	4.28%
Ratio of net operating expenses to average net assets	6.74%	4.28%
Portfolio turnover rate(8)	41.65%	46.07%
Asset coverage ratio(9)	2.13	2.66

(1)	The per share data for the nine months ended September 30, 2018 and 2017 was derived by using the weighted average shares of common stock outstanding during each period.

(2)
The amount shown for net realized gain (loss) and net change in unrealized (depreciation) appreciation on investments is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018
(in thousands, except share and per share amounts)

(3)
The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the nine months ended September 30, 2018 and 2017.

(4)
Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the nine months ended September 30, 2018 and 2017.

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

(7)
In order to record an obligation to reimburse CIM for expense support provided, the ratio of gross operating expenses to average net assets, when considering the recoupment, in the period in which recoupment is sought, cannot exceed the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the nine months ended September 30, 2018 and 2017, the ratio of gross operating expenses to average net assets, when considering recoupment of expense support to CIG, was 0.43% and 0.46%, respectively.

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
Forward-Looking Statements
Some of the statements within this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the use of borrowed money to finance a portion of our investments;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the actual and potential conflicts of interest with CIM and Apollo and their respective affiliates;

•	the ability of CIM's and AIM's investment professionals to locate suitable investments for us and the ability of CIM to monitor and administer our investments;

•	the ability of CIM and its affiliates to attract and retain highly talented professionals;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the effects of a changing interest rate environment;

•	our ability to source favorable private investments;

•	our tax status;

•	the effect of changes to tax legislation and our tax position;

•	the tax status of the companies in which we invest; and

•	the timing and amount of distributions and dividends from the companies in which we invest.
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
We are managed by CIM, our affiliate and a registered investment adviser. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. On November 1, 2018, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM for a period of twelve months commencing December 17, 2018. We and CIM previously engaged AIM to act as our investment sub-adviser.
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
On July 10, 2017, our independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017, as part of the new and ongoing relationship among us, CIM and AIM. Although the investment sub-advisory agreement and AIM's engagement as our investment sub-adviser were terminated, AIM's investment professionals continue to perform certain services for CIM and us, including, without limitation, identifying investment opportunities for approval by CIM's investment committee. AIM is not paid a separate fee in exchange for such services, but is entitled to receive distributions as a member of CIM as described above.
On December 4, 2017, the members of CIM entered into the Fourth CIM LLC Agreement. Under the Fourth CIM LLC Agreement, AIM's investment professionals perform sourcing services for CIM, which include, among other services, (i) assistance with identifying and providing information about potential investment opportunities for approval by CIM’s investment committee; and (ii) providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM's investment committee, which consists entirely of CIG personnel.
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

Portfolio Investment Activity for the Three Months Ended September 30, 2018 and 2017
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
Net Investment Activity	2018	2017
Purchases and drawdowns
Senior secured first lien debt	$283,449	$215,196
Senior secured second lien debt	2,981	61,464
Unsecured debt	—	7,331
Equity	10,500	853
Sales and principal repayments	(278,298)	(274,648)
Net portfolio activity	$18,632	$10,196
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,395,849	$1,395,969	77.0%
Senior secured second lien debt	358,252	350,218	19.3%
Collateralized securities and structured products - debt	14,903	14,903	0.8%
Collateralized securities and structured products - equity	16,908	16,332	0.9%
Equity	35,276	36,910	2.0%
Subtotal/total percentage	1,821,188	1,814,332	100.0%
Short term investments(2)	100,044	100,044
Total investments	$1,921,232	$1,914,376
Number of portfolio companies			156
Average annual EBITDA of portfolio companies		$80.0 million
Median annual EBITDA of portfolio companies		$58.0 million
Purchased at a weighted average price of par			97.06%
Gross annual portfolio yield based upon the purchase price(3)			9.55%

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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of September 30, 2018 and December 31, 2017, excluding short term investments of $100,044 and $206,547, respectively:

	September 30, 2018
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,721,825	$1,716,602	94.6%
Fixed interest rate investments	41,589	38,989	2.2%
Other income producing investments	34,931	35,308	1.9%
Non-income producing equity	22,843	23,433	1.3%
Total investments	$1,821,188	$1,814,332	100.0%

	December 31, 2017
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,390,234	$1,389,395	92.2%
Fixed interest rate investments	83,448	87,113	5.8%
Other income producing investments	19,833	18,525	1.2%
Non-income producing equity	12,338	12,615	0.8%
Total investments	$1,505,853	$1,507,648	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$364,000	20.0%	$255,608	17.0%
Services: Business	170,443	9.4%	195,251	13.0%
Services: Consumer	136,433	7.5%	46,702	3.1%
High Tech Industries	136,114	7.5%	194,902	12.9%
Media: Advertising, Printing & Publishing	133,388	7.4%	65,795	4.4%
Media: Diversified & Production	115,212	6.4%	117,896	7.8%
Telecommunications	79,054	4.4%	58,891	3.9%
Chemicals, Plastics & Rubber	76,552	4.2%	82,981	5.5%
Aerospace & Defense	65,420	3.6%	52,312	3.5%
Energy: Oil & Gas	64,247	3.5%	38,397	2.5%
Beverage, Food & Tobacco	63,699	3.5%	25,631	1.7%
Banking, Finance, Insurance & Real Estate	60,332	3.3%	19,857	1.3%
Consumer Goods: Durable	58,456	3.2%	60,863	4.0%
Hotel, Gaming & Leisure	50,288	2.8%	29,550	2.0%
Capital Equipment	42,031	2.3%	53,276	3.5%
Retail	35,451	2.0%	33,319	2.2%
Transportation: Cargo	31,870	1.8%	32,877	2.2%
Diversified Financials	31,235	1.7%	43,814	2.9%
Construction & Building	26,296	1.4%	24,633	1.6%
Automotive	25,712	1.4%	40,565	2.7%
Consumer Goods: Non-Durable	23,007	1.3%	7,055	0.5%
Metals & Mining	12,063	0.7%	12,785	0.8%
Forest Products & Paper	5,588	0.3%	5,599	0.4%
Media: Broadcasting & Subscription	4,494	0.2%	6,224	0.4%
Environmental Industries	2,947	0.2%	2,865	0.2%
Subtotal/total percentage	1,814,332	100.0%	1,507,648	100.0%
Short term investments	100,044		206,547
Total investments	$1,914,376		$1,714,195
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2018 and December 31, 2017, our unfunded commitments amounted to $67,672 and $48,259, respectively. As of November 5, 2018, our unfunded commitments amounted to $68,576. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. For additional information on our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of September 30, 2018 and December 31, 2017, excluding short term investments of $100,044 and $206,547, respectively:

	September 30, 2018		December 31, 2017
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$—	—	$—	—
2	1,535,193	84.6%	1,274,569	84.5%
3	246,607	13.6%	202,950	13.5%
4	31,006	1.7%	21,311	1.4%
5	1,526	0.1%	8,818	0.6%
	$1,814,332	100.0%	$1,507,648	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.
Current Investment Portfolio

As of November 5, 2018, our investment portfolio, excluding our short term investments, consisted of interests in 154 portfolio companies (77% in senior secured first lien debt, 19% in senior secured second lien debt, 2% in collateralized securities and structured products (comprised of 1% invested in non-rated debt and 1% invested in non-rated equity of such securities and products), and 2% in equity) with a total fair value of $1,812,597 with an average and median portfolio company annual EBITDA of $78.8 million and $57.0 million, respectively, at initial investment. As of November 5, 2018, investments in our portfolio, excluding our short term investments, were purchased at a weighted average price of 97.19% of par value. Our estimated gross annual portfolio yield was 9.71% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the nine months ended September 30, 2018, our total investment return-net asset value was 5.23%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.
As of November 5, 2018, our only short term investment was an investment in a U.S. Treasury Obligations Fund of $122,644.

Results of Operations for the Three Months Ended September 30, 2018 and 2017
Our results of operations for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018	2017
Investment income	$51,837	$38,378
Net operating expenses	29,545	16,976
Net investment income	22,292	21,402
Net realized gain (loss) on investments and foreign currency	3,093	(2,788)
Net change in unrealized (depreciation) appreciation on investments	(10,028)	1,700
Net realized gain on total return swap	—	67
Net increase in net assets resulting from operations	$15,357	$20,381
Investment Income
For the three months ended September 30, 2018 and 2017, we generated investment income of $51,837 and $38,378, respectively, consisting primarily of interest income on investments in senior secured debt, and collateralized securities and structured products of 166 and 176 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $262,032, from $1,545,053 for the three months ended September 30, 2017 to $1,807,085 for the three months ended September 30, 2018, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016. We expect our investment portfolio to continue to grow due to the anticipated capital available to us for investment from our follow-on continuous public offering and amounts available under our financing arrangements. As a result, we believe that reported investment income for the three months ended September 30, 2018 and 2017 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS was not included in investment income in the consolidated statements of operations, but rather it was recorded as part of net realized gain on total return swap. In lieu of extending the expiration date of the TRS beyond April 18, 2017, we entered into a traditional credit facility with Citibank on March 29, 2017.
Operating Expenses
The composition of our operating expenses for the three months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,
	2018	2017
Management fees	$9,164	$7,820
Administrative services expense	500	433
Subordinated incentive fee on income	5,573	—
General and administrative	1,407	1,803
Interest expense	12,901	6,920
Total operating expenses	$29,545	$16,976
The increase in subordinated incentive fees was due to quarterly investment performance during the three months ended September 30, 2018, while the increase in interest expense was primarily the result of drawing on existing financing arrangements.

The composition of our general and administrative expenses for the three months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,
	2018	2017
Transfer agent expense	$310	$321
Professional fees	268	147
Dues and subscriptions	182	223
Valuation expense	179	463
Accounting and administrative costs	143	108
Insurance expense	118	102
Director fees and expenses	114	125
Due diligence fees	55	87
Printing and marketing expense	26	59
Other expenses	12	168
Total general and administrative expense	$1,407	$1,803
Net Investment Income
Our net investment income totaled $22,292 and $21,402 for the three months ended September 30, 2018 and 2017, respectively. The slight increase in net investment income was primarily due to an increase in the size of our investment portfolio as we deployed proceeds received from our follow-on continuous public offering and our financing arrangements, which were largely offset by the increase in interest expense and management fees.
Net Realized Gain (Loss) on Investments and Foreign Currency
Our net realized gain (loss) on investments and foreign currency totaled $3,093 and ($2,788) for the three months ended September 30, 2018 and 2017, respectively. This change was mainly due to losses realized on certain investments during the three months ended September 30, 2017.
Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled ($10,028) and $1,700 for the three months ended September 30, 2018 and 2017, respectively. This change was driven primarily by a widening of credit spreads for middle market loans during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Net Realized Gain on TRS
Our net realized gain on the TRS totaled $0 and $67 for the three months ended September 30, 2018 and 2017, respectively. The components of net realized gain on the TRS are summarized below:

	Three Months Ended September 30,
	2018	2017
Interest and other income from TRS portfolio	$—	$67
Interest and other expense from TRS portfolio	—	—
Net gain on TRS loan sales	—	—
Total	$—	$67
The net realized gain on TRS for the three months ended September 30, 2017 was primarily due to the sale of a majority of loans underlying the TRS to Flatiron Funding II on March 29, 2017.
Net Increase in Net Assets Resulting from Operations
For the three months ended September 30, 2018 and 2017, we recorded a net increase in net assets resulting from operations of $15,357 and $20,381, respectively, as a result of our operating activity for the respective periods.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017
Our results of operations for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017
Investment income	$132,156	$101,768
Net operating expenses	70,433	43,691
Net investment income	61,723	58,077
Net realized gain (loss) on investments and foreign currency	36	(4,983)
Net change in unrealized (depreciation) appreciation on investments	(8,651)	11,094
Net realized loss on total return swap	—	(13,789)
Net change in unrealized appreciation on total return swap	—	15,402
Net increase in net assets resulting from operations	$53,108	$65,801
Investment Income
For the nine months ended September 30, 2018 and 2017, we generated investment income of $132,156 and $101,768, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 205 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $375,977, from $1,285,013 for the nine months ended September 30, 2017 to $1,660,990 for the nine months ended September 30, 2018, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016. We expect our investment portfolio to continue to grow due to the anticipated capital available to us for investment from our follow-on continuous public offering and amounts available under our financing arrangements. As a result, we believe that reported investment income for the nine months ended September 30, 2018 and 2017 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS was not included in investment income in the consolidated statements of operations, but rather it was recorded as part of net realized gain on total return swap. In lieu of extending the expiration date of the TRS beyond April 18, 2017, we entered into a traditional credit facility with Citibank on March 29, 2017.

Operating Expenses
The composition of our operating expenses for the nine months ended September 30, 2018 and 2017 was as follows:

	Nine Months Ended September 30,
	2018	2017
Management fees	$25,705	$21,724
Administrative services expense	1,492	1,204
Subordinated incentive fee on income	5,573	—
General and administrative	4,993	5,220
Interest expense	32,670	15,543
Total operating expenses	$70,433	$43,691
During the nine months ended September 30, 2018, the increase in subordinated incentive fees was due to quarterly investment performance during the three months ended September 30, 2018, while the increase in interest expense was primarily the result of drawing on existing financing arrangements.

The composition of our general and administrative expenses for the nine months ended September 30, 2018 and 2017 was as follows:

	Nine Months Ended September 30,
	2018	2017
Professional fees	$1,221	$943
Transfer agent expense	956	947
Dues and subscriptions	584	630
Valuation expense	550	989
Accounting and administrative costs	508	388
Director fees and expenses	356	327
Insurance expense	321	309
Printing and marketing expense	172	291
Due diligence fees	164	145
Other expenses	161	251
Total general and administrative expense	$4,993	$5,220
Net Investment Income
Our net investment income totaled $61,723 and $58,077 for the nine months ended September 30, 2018 and 2017, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to proceeds received from our follow-on continuous public offering and our financing arrangements.
Net Realized Gain (Loss) on Investments and Foreign Currency
Our net realized gain (loss) on investments and foreign currency totaled $36 and ($4,983) for the nine months ended September 30, 2018 and 2017, respectively. This change was mainly due to an increase in sales and principal repayment activity during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received sale proceeds of $161,230 and principal repayments of $535,081, resulting in net realized gains of $39. During the nine months ended September 30, 2017, we received sale proceeds of $218,395 and principal repayments of $403,098, resulting in net realized losses of ($5,142). In addition, there was a decrease in losses recorded on certain investments during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled ($8,651) and $11,094 for the nine months ended September 30, 2018 and 2017, respectively. This change was driven primarily by generally flat credit spreads for middle market loans during the nine months ended September 30, 2017 compared to a widening of credit spreads during the nine months ended September 30, 2018.
Net Realized Loss on TRS
Our net realized loss on the TRS totaled $0 and ($13,789) for the nine months ended September 30, 2018 and 2017, respectively. The components of net realized loss on the TRS are summarized below:

	Nine Months Ended September 30,
	2018	2017
Interest and other income from TRS portfolio	$—	$6,610
Interest and other expense from TRS portfolio	—	(2,949)
Net loss on TRS loan sales	—	(17,450)
Total	$—	$(13,789)

The net realized loss on TRS for the nine months ended September 30, 2017 was primarily due to the sale of a majority of loans underlying the TRS to Flatiron Funding II on March 29, 2017.

Net Change in Unrealized Appreciation on TRS
The net change in unrealized appreciation on the TRS totaled $0 and $15,402 for the nine months ended September 30, 2018 and 2017, respectively. This change was driven primarily by a reversal of previous unrealized depreciation on the loans underlying the TRS upon the purchase of the loans by Flatiron Funding II on March 29, 2017.
Net Increase in Net Assets Resulting from Operations
For the nine months ended September 30, 2018 and 2017, we recorded a net increase in net assets resulting from operations of $53,108 and $65,801, respectively, as a result of our operating activity for the respective periods.

Net Asset Value per Share, Annual Investment Return and Total Return Since Inception
Our net asset value per share was $9.06 and $9.14 on September 30, 2018 and December 31, 2017, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.5487 per share during the nine months ended September 30, 2018, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was 5.23% for the nine month period ended September 30, 2018. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.
Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price excluding sales load) have seen an annualized return of 8.26% and a cumulative total return of 58.32% through September 30, 2018 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 6.30% and a cumulative total return of 42.48% through September 30, 2018. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.32% and a cumulative total return of 27.76%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.22% and a cumulative total return of 34.26% over the same period.
(1) Cumulative performance: December 17, 2012 to September 30, 2018
The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

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

From May 1, 2018 through September 24, 2018, we temporarily suspended the sale of shares of our common stock while we engaged with the SEC to have declared effective a post-effective amendment to our registration statement. Our post-effective amendment to our registration statement was declared effective by the SEC on September 24, 2018. As a result, we resumed admitting shareholders on October 4, 2018.
We will sell our shares on a continuous basis at our latest public offering price of $9.70 per share; however, to the extent that our net asset value fluctuates, we will sell at a price necessary to ensure that shares are sold at a price, after deduction of selling commissions and dealer manager fees, that is above and within 2.5% of net asset value per share.
Since commencing our initial continuous public offering on July 2, 2012 and through September 30, 2018, we sold 112,035,367 shares of common stock for net proceeds of $1,141,735 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $153,383, for which we issued 16,834,704 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $147,356, for which we repurchased 16,222,692 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through September 30, 2018, sales commissions and dealer manager fees related to the sale of our common stock were $64,845 and $32,305, respectively.
From July 2, 2012 through November 8, 2018, we sold 113,376,829 shares of common stock for net proceeds of $1,154,325 at an average price per share of $10.18. The net proceeds include gross proceeds received from reinvested shareholder distributions of $157,033, for which we issued 17,239,635 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $147,356, for which we repurchased 16,222,692 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through November 8, 2018, sales commissions and dealer manager fees related to the sale of our common stock were $65,014 and $32,445, respectively.
The net proceeds from our follow-on continuous public offering will be invested primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less prior to being invested in debt securities of private U.S. middle-market companies.
As of September 30, 2018 and November 5, 2018, we had $100,044 and $122,644 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Citibank Credit Facility

As of September 30, 2018 and November 5, 2018, our outstanding borrowings under the Citibank Credit Facility were $299,542 and $304,542, respectively, and the undrawn principal amount in connection with the Citibank Credit Facility was $25,458 and $20,458, respectively. We must repay 50% of outstanding borrowings under the Citibank Credit Facility as of March 29, 2019, or the Commitment Termination Date, by September 15, 2019. We intend to amend the Citibank Credit Facility prior the Commitment Termination Date. For a detailed discussion of our Citibank Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

JPM Credit Facility
As of September 30, 2018 and November 5, 2018, our outstanding borrowings under the JPM Credit Facility were $250,000 and the undrawn principal amount in connection with the JPM Credit Facility was $25,000. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Facility
As of September 30, 2018 and November 5, 2018, our outstanding borrowings under the UBS Facility were $200,000 and no additional principal amount was available for borrowing under the UBS Facility. For a detailed discussion of our UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.

MS Credit Facility
As of September 30, 2018 and November 5, 2018, our outstanding borrowings under the MS Credit Facility were $150,000 and the undrawn principal amount in connection with the MS Credit Facility was $50,000. For a detailed discussion of our MS Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments
As of September 30, 2018 and November 5, 2018, our unfunded commitments amounted to $67,672 and $68,576, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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

In addition to the foregoing, certain investments for which a market price is not readily available are evaluated on a quarterly basis by an independent valuation firm and certain other investments are on a rotational basis reviewed by an independent valuation firm. Finally, certain investments are not evaluated by an independent valuation firm unless certain aspects of such investments in the aggregate meet certain criteria.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, 94.6% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Amended Citibank Credit Facility, the Amended JPM Credit Facility, the amended UBS Facility or the MS Credit Facility in effect as of September 30, 2018:

Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 200 basis points	$(7,057)	(6.0)%
Down 100 basis points	(8,264)	(7.1)%
Down 50 basis points	(4,201)	(3.6)%
Current base interest rate	—	—
Up 50 basis points	4,226	3.6%
Up 100 basis points	8,452	7.2%
Up 200 basis points	16,904	14.4%
Up 300 basis points	25,356	21.6%

(1)	This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 2.2% of our investments paid fixed interest rates as of September 30, 2018. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our registration statement on Form N-2, as amended, in connection with our follow-on continuous public offering was declared effective by the SEC on January 25, 2016 (SEC File No. 333-203683). Our follow-on continuous public offering commenced on January 25, 2016. From May 1, 2018 through September 24, 2018, we temporarily suspended the sale of shares of our common stock while we engaged with the SEC to have declared effective a post-effective amendment to our registration statement. Our post-effective amendment to our registration statement was declared effective by the SEC on September 24, 2018. As a result, we resumed admitting shareholders on October 4, 2018.
We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2018.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2018 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2018	2,507,596	$9.06	2,507,596	(1)
August 1 to August 31, 2018	—	—	—	—
September 1 to September 30, 2018	2,086,132	9.06	2,086,132	(1)
Total	4,593,728	$9.06	4,593,728	(1)

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

4.1	Form of Follow-On Subscription Agreement (Incorporated by reference to Appendix A to Final Prospectus on Form 497 filed with the SEC on September 25, 2018 (File No. 333-203683)).
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
Date: November 9, 2018
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)