Form 10-K
period 2018-12-31
CION Investment Corp
filed 2019-03-19
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes [  ] No [x]
There is no established market for the Registrant’s shares of common stock. The Registrant closed the public offering of its shares of common stock on January 25, 2019. The last offering price at which the Registrant issued shares in its continuous follow-on public offering was $9.40 per share. Since the Registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan, as amended and restated. The most recent price at which the Registrant has issued shares pursuant to the distribution reinvestment plan, as amended and restated, was $8.68 per share.
The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of March 14, 2019 was 114,154,265.
Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

•
the ability of CIM's and Apollo Investment Management, L.P.'s, or AIM, a subsidiary of Apollo and a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, investment professionals to locate suitable investments for us and the ability of CIM to monitor and administer our investments;

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

We are managed by CIM, our affiliate and a registered investment adviser under the Advisers Act. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. CIM is a joint venture between CION Investment Group, LLC, or CIG, and AIM. Pursuant to the joint venture between CIG and AIM, CIG’s investment professionals provide investment advisory services, including advice, evaluation and recommendations with respect to our investments, and AIM’s investment professionals perform sourcing services for CIM, which include, among other services, (i) assistance with identifying and providing information about potential investment opportunities for approval by CIM’s investment committee; (ii) providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of CIM’s investment committee, which consists entirely of CIG senior personnel.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. We seek to meet our investment objective by utilizing the experienced management team of CIM, which includes its access to the relationships and human capital of its affiliates in sourcing, evaluating and structuring transactions, as well as monitoring and servicing our investments. Our portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, and equity, of private and thinly-traded U.S. middle-market companies. See “Item 1. Business – Investment Types” below for a detailed description of the types of investments that may comprise our portfolio.  We define middle-market companies as companies that generally possess annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $50 million or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

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

In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase equity interests in the form of common or preferred stock in our target companies, typically in conjunction with one of our debt investments or through a co-investment with a financial sponsor.  We expect that our investments will generally range between $5 million and $50 million each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of CIM subject to oversight by our board of directors. We have made and intend to make smaller investments in syndicated loan opportunities, which typically include investments in companies with annual EBITDA of greater than $50 million, subject to liquidity and diversification constraints.

To enhance our opportunity for gain, we employ leverage as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC's debt to equity to a maximum 2-to-1 from a maximum of 1-to-1, so long as certain approval and disclosure requirements are satisfied. We currently have not determined whether to seek to utilize such additional leverage. For purposes of the asset coverage ratio test applicable to us as a BDC, we treated the outstanding notional amount of the TRS, less the total amount of cash collateral posted by Flatiron Funding, LLC, or Flatiron, under the TRS, as a senior security for the life of that instrument.

Portfolio and Investment Activity

As of December 31, 2018, we engaged in the direct purchase of debt securities primarily issued by portfolio companies and lend directly to portfolio companies. The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of December 31, 2018:

	December 31, 2018
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,492,034	$1,462,989	79.0%
Senior secured second lien debt	341,595	323,365	17.4%
Collateralized securities and structured products - debt	15,193	15,193	0.8%
Collateralized securities and structured products - equity	16,794	14,827	0.8%
Equity	38,610	36,399	2.0%
Subtotal/total percentage	1,904,226	1,852,773	100.0%
Short term investments(2)	12,537	12,537
Total investments	$1,916,763	$1,865,310
Number of portfolio companies			153
Purchased at a weighted average price of par			97.35%
Gross annual portfolio yield based upon the purchase price(3)			9.83%

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

Our common stock is not currently listed on an exchange. To provide our shareholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. In connection with that program, we intend, but are not required, to continue conducting quarterly repurchase offers. This is the only method of liquidity that we will offer prior to a liquidity event. We limit the number of shares of common stock to be repurchased in any calendar year to the lesser of (i) 15% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 3.75% in each quarter; and (ii) the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of common stock pursuant to our fifth amended and restated distribution reinvestment plan. Accordingly, it is unlikely that shareholders will be able to sell their common stock when desired or at a desired price.

Although our common stock is not currently listed on an exchange, we intend to seek to complete a liquidity event within three to five years following the completion of our offering stage or at such earlier time as our board of directors may determine, taking into consideration market conditions and other factors. We closed the public offering of our shares on January 25, 2019. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. However, there can be no assurance that we will be able to complete a liquidity event.

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments with entities with which we may be prohibited from doing so under the 1940 Act, such as CIM and its affiliates, unless we obtain an exemptive order from the SEC. Furthermore, we are subject to certain regulatory restrictions on investing with AIM and its affiliates in transactions where AIM or its affiliates negotiate terms other than price on our behalf. We are limited in our ability to engage in co-investment transactions with AIM and its affiliates and CIM and its affiliates without exemptive relief from the SEC. Even if we receive exemptive relief, CIM’s investment committee may determine that we should not participate in a co-investment transaction.

Status of Our Continuous Public Offerings

On December 17, 2012, we met our minimum offering requirement of $2,500 in capital raised from persons not affiliated with us, admitted our initial public investors as shareholders and officially commenced operations. Our initial continuous public offering ended on December 31, 2015, and our follow-on continuous public offering commenced on January 25, 2016 and ended on January 25, 2019. Since commencing our initial continuous public offering on July 2, 2012 through March 14, 2019, we sold 114,154,265 shares of common stock for corresponding net proceeds of $1,161,817 at an average price per share of $10.18, including shares purchased by our affiliates.  The net proceeds received include gross proceeds received from reinvested shareholder distributions of $169,392 pursuant to our distribution reinvestment plan, as amended and restated, for which we issued 18,645,057 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $162,864 pursuant to our share repurchase program, for which we repurchased 17,982,537 shares of common stock.
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

Our board of directors declared or ratified distributions for 52 record dates during each of the years ended December 31, 2018, 2017 and 2016. The following table presents cash distributions per share that were declared during the years ended December 31, 2018, 2017 and 2016:

	Distributions
Three Months Ended	Per Share	Amount
2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
June 30, 2016 (thirteen record dates)	0.1829	19,167
September 30, 2016 (thirteen record dates)	0.1829	19,480
December 31, 2016 (thirteen record dates)	0.1829	19,808
Total distributions for the year ended December 31, 2016	$0.7316	$77,459
2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
June 30, 2017 (thirteen record dates)	0.1829	20,371
September 30, 2017 (thirteen record dates)	0.1829	20,644
December 31, 2017 (thirteen record dates)	0.1829	20,923
Total distributions for the year ended December 31, 2017	$0.7316	$82,061
2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
June 30, 2018 (thirteen record dates)	0.1829	21,004
September 30, 2018 (thirteen record dates)	0.1829	20,776
December 31, 2018 (thirteen record dates)	0.1829	20,701
Total distributions for the year ended December 31, 2018	$0.7316	$83,483

On December 24, 2018, our co-chief executive officers declared regular weekly cash distributions of $0.014067 per share for January 2019 through March 2019.  Each distribution was paid or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
January 1, 2019	January 30, 2019	$0.014067
January 8, 2019	January 30, 2019	$0.014067
January 15, 2019	January 30, 2019	$0.014067
January 22, 2019	January 30, 2019	$0.014067
January 29, 2019	January 30, 2019	$0.014067
February 5, 2019	February 27, 2019	$0.014067
February 12, 2019	February 27, 2019	$0.014067
February 19, 2019	February 27, 2019	$0.014067
February 26, 2019	February 27, 2019	$0.014067
March 5, 2019	March 27, 2019	$0.014067
March 12, 2019	March 27, 2019	$0.014067
March 19, 2019	March 27, 2019	$0.014067
March 26, 2019	March 27, 2019	$0.014067

About CIM

CIM is a registered investment adviser. CIM is a joint venture between CIG and AIM and part of the CION Investments group of companies, or CION Investments. We believe that CION Investments is a leading manager of alternative investment solutions that focuses on alternative credit strategies for individual investors. CION Investments is headquartered in New York, with an office in Boston.

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

About CION Investments

With more than 30 years of experience in the alternative asset management industry, CION Investments, through its managed funds, provides direct secured financing to private and public companies worldwide primarily in industries such as marine, manufacturing, transportation, automotive, energy and power, telecommunications, industrial and mining. CION Investments provides distribution services as well through CION Securities, LLC, or CION Securities, one of our affiliates.

Pursuant to an administration agreement, through March 31, 2018, ICON Capital, LLC, or ICON Capital, furnished us with office facilities and equipment, and clerical, bookkeeping and record keeping services. ICON Capital also oversaw our financial records and prepared our reports to shareholders and reports filed with the SEC. ICON Capital also performed the calculation and publication of our net asset value, and oversaw the preparation and filing of our tax returns, the payment of our expenses and the performance of various third party service providers. Furthermore, ICON Capital provided on our behalf managerial assistance to those portfolio companies to which we were required to provide such assistance.

On April 1, 2018, we entered into an administration agreement with CIM for the purpose of replacing ICON Capital with CIM as our administrator pursuant to the terms of the administration agreement. No other material terms of the administration agreement with ICON Capital were amended in connection with the administration agreement with CIM. On November 1, 2018, our board of directors, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing December 17, 2018.

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

Pursuant to the joint venture between CIG and AIM, AIM’s investment professionals perform sourcing services for CIM, which include, among other services, (i) assistance with identifying and providing information about potential investment opportunities for approval by CIM’s investment committee; (ii) providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments.

Market Opportunity

We believe that the market for lending to private U.S. middle-market companies presents a compelling investment opportunity. CIM’s management team has witnessed significant demand for debt capital among middle-market companies that have the characteristics we target. We believe that this demand, coupled with the fragmented availability of funding within our target market, will enable us to achieve favorable transaction pricing. We believe that the following characteristics and market trends support our belief:

•The middle-market is a large addressable market.  According to GE Capital’s National Center for the Middle Market 4th Quarter 2018 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies employing approximately 47.9 million people. The U.S. middle-market accounts for approximately one-third of private sector gross domestic product, or GDP, which, measured on a global scale, would be the third largest global economy. GE defines middle-market companies as those with $10 million to $1 billion in annual revenue, which we believe has significant overlap with our definition of middle-market companies that generally possess EBITDA of $50 million or less.

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

•There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to finance strategic transactions.  We expect that middle-market private equity firms will continue to invest the approximately $780 billion raised since 2010 in middle-market companies, as reported in Pitchbook’s 4Q 2018 U.S. PE Middle Market Report, and that these private equity firms will seek to support their investments with senior loans from other sources, such as us.

•Specialized lending and unfunded private equity commitments drive demand for debt capital.  Lending to small- and middle-market companies requires in-depth diligence, credit expertise, structuring experience and active portfolio management. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. As such, we believe that, of the U.S. financial institutions that are not liquidity constrained, few are capable of pursuing a sustained lending strategy successfully. We believe this creates a significant supply/demand imbalance for small and middle-market credit. We also expect that private equity firms will continue to pursue acquisitions and will seek to leverage their equity investments with debt financing, including senior debt, unitranche debt, and mezzanine loans provided by companies such as ours. Historically, according to the S&P LCD Leveraged Lending Review, such leverage has represented approximately 62% of a private equity acquisition. Therefore, adding to the imbalance in the availability of credit is the significant amount of unallocated private equity capital raised since 2010 described above, much of which will require debt financing in the coming years. As depicted in the chart below, almost $677 billion of unfunded private equity commitments were outstanding through the end of 2017.

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

•Broad portfolio.  We seek to create a portfolio of companies engaged in a variety of industries and located in a variety of geographic locations, thereby potentially reducing the risk of a downturn in any one industry or geographic location having a disproportionate impact on the value of our portfolio. We are not a “diversified company” as such term is defined under the 1940 Act. Because we are a BDC, we focus on and invest at least 70% of our total assets in U.S. companies, but seek to maintain investments across the various geographic regions of the U.S. To the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including countries that are members of the European Union, as well as Canada, Australia and Japan. We cannot assure investors that we will be successful in our efforts to maintain a broad portfolio of investments.

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

Potential Competitive Advantages

We believe that we offer to our investors the following potential competitive advantages over other capital providers to private U.S. middle-market companies:

•Proven ability to invest in middle-market companies.   We believe that CIM has proven its ability to source, structure and manage private investments for us. In addition to its ability to call on its resources, CIM is able to draw upon Apollo’s team of 384 investment professionals that have approximately $280 billion of total assets under management as of December 31, 2018. Apollo has developed an expertise in sourcing and investing in debt issued by middle-market companies. We leverage this expertise, which we believe enables us to make investments that offer the most favorable risk/reward characteristics.

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

Second Lien Loans

Second lien secured loans are immediately junior to first lien secured loans and have substantially the same maturities, collateral and covenant structures as first lien secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to first lien secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with mezzanine loans. Generally, we expect these loans to carry a fixed rate of 10.0% to 13.0% or a floating current yield of 7.0% to 12.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

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

On July 11, 2017, the members of CIM entered into the third amended and restated limited liability company agreement of CIM, or the Third CIM LLC Agreement, for the purpose of creating a joint venture between AIM and CIG. Under the Third CIM LLC Agreement, AIM became a member of CIM and was issued a newly-created class of membership interests in CIM pursuant to which AIM, among other things, shares in the profits, losses, distributions and expenses of CIM with the other members in accordance with the terms of the Third CIM LLC Agreement, which will ultimately result in CIG and AIM each owning a 50% economic interest in CIM.

On July 10, 2017, our independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017, as part of the new and ongoing relationship among us, CIM and AIM. Although the investment sub-advisory agreement and AIM's engagement as our investment sub-adviser were terminated, AIM's investment professionals will continue to perform certain services for CIM and our company, including, without limitation, identifying investment opportunities for approval by CIM’s investment committee. AIM is not paid a separate fee in exchange for such services, but receives distributions as a member of CIM as described above.

On December 4, 2017, the members of CIM entered into the fourth amended and restated limited liability company agreement of CIM, or the Fourth CIM LLC Agreement. Under the Fourth CIM LLC Agreement, AIM’s investment professionals perform sourcing services for CIM, which include, among other services, (i) assistance with identifying and providing information about potential investment opportunities for approval by CIM’s investment committee; (ii) providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments.

Pursuant to an administration agreement, CIM provides us with general ledger accounting, fund accounting, investor relations, employee compensation and benefit-related services, and other administrative services. In addition, we have contracted with U.S. Bancorp Fund Services, LLC to provide additional accounting and administrative services.

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

Our Transaction Process

     Sourcing

CIM utilizes its access to transaction flow and seeks to leverage AIM’s significant access to transaction flow as well to source transactions. With respect to CIM’s origination channel, CIM seeks to leverage CION Investments' significant industry relationships and investment personnel that actively source new investments. We believe that CIM’s broad networks have produced and will continue to produce a significant pipeline of investment opportunities for us.

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2018 and 2017, excluding short term investments of $12,537 and $206,547, respectively:

	December 31, 2018		December 31, 2017
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$—	—	$—	—
2	1,642,270	88.6%	1,274,569	84.5%
3	181,118	9.8%	202,950	13.5%
4	26,412	1.4%	21,311	1.4%
5	2,973	0.2%	8,818	0.6%
	$1,852,773	100.0%	$1,507,648	100.0%

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
Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC's debt to equity to a maximum 2-to-1 from a maximum of 1-to-1, so long as certain approval and disclosure requirements are satisfied. We currently have not determined whether to seek to utilize such additional leverage.  See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangements.
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

On April 18, 2017, the TRS expired in accordance with its terms subsequent to the consummation of the Citibank Credit Facility (as defined and described in Note 8 to our consolidated financial statements contained in this report).

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

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments. For example, we generally are not permitted to co-invest with certain entities affiliated with CIM in transactions originated by CIM or its affiliates unless we obtain an exemptive order from the SEC. Furthermore, we are subject to certain regulatory restrictions on investing with AIM and its affiliates in transactions where AIM or its affiliates negotiate terms other than price on our behalf. We are limited in our ability to engage in co-investment transactions with AIM and its affiliates and CIM and its affiliates without exemptive relief from the SEC.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. See “Item 1A. Risk Factors - Risks Related to Business Development Companies - Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

Code of Ethics

We and CIM have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The code of ethics is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 8, 2017, which is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Shareholders may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Other

We are periodically examined by the SEC for compliance with the 1940 Act.

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

We file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

Item 1A. Risk Factors
Owning our common stock involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, shareholders should consider carefully the following information. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and shareholders may lose all or part of their investment.

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

In August 2011, Standard and Poor’s lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by Standard and Poor’s in June 2018. Moody’s and Fitch Ratings, Inc., or Fitch, have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by Standard and Poor’s or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates again during the fourth quarter of 2018. It is unclear what effect, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

The impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. These events could adversely affect our business in many ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly lower valuations than the preceding financing rounds. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union, which is set to occur on March 29, 2019. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because of the election results in the U.K. in June 2017 and a subsequent rejection of the Prime Minister’s exit plan by the U.K. Parliament in January 2019, there is increased uncertainty on the timing of Brexit. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. These market conditions have historically and could again have a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital.

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

The investment advisory agreement between CIM and us has been approved pursuant to Section 15 of the 1940 Act. In addition, the investment advisory agreement has termination provisions that allow the parties to terminate the agreement. The investment advisory agreement may be terminated at any time, without penalty, by us or by CIM, upon 60 days', notice. If the agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace CIM.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of CIM or its affiliates to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

CIM depends on its broader organizations’ relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If CIM or its affiliates fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom CIM has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to recoupment. On January 2, 2018, we entered into an expense support and conditional reimbursement agreement with CIM for purposes of (i) replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement; and (ii) extending the termination date to December 31, 2018. On December 26, 2018, we amended and restated the expense support and conditional reimbursement agreement with CIM for purposes of extending the termination date from December 31, 2018 to December 31, 2019. In addition, through December 31, 2014, a portion of our distributions resulted from expense support from CIG, and future distributions may result from expense support from CIM. For the years ended December 31, 2016 and 2017, none of our distributions resulted from expense support from CIG or AIM. For the year ended December 31, 2018, none of our distributions resulted from expense support from CIM. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this section. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of shareholders’ investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder's basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder's basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. A shareholder’s basis in the investment will be reduced by the nontaxable amount, which will result in additional gain (or a lower loss) when the shares are sold. Distributions from the proceeds of our borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Through December 31, 2014, a portion of our distributions resulted from expense support from CIG, and future distributions may result from expense support from CIM, each of which is subject to repayment by us within three years. For the years ended December 31, 2016 and 2017, none of our distributions resulted from expense support from CIG or AIM. For the year ended December 31, 2018, none of our distributions resulted from expense support from CIM. The purpose of this arrangement is to reduce our operating expenses and to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or CIM continues to provide such expense support. Shareholders should also understand that our future repayments of expense support to CIM will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to us in future periods.

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

CIM and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to CIM and may increase the amount of subordinated income incentive fees payable to CIM.

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

AIM's investment professionals perform sourcing services and assist with identifying investment opportunities to CIM. AIM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. Apollo and its affiliates are not restricted from engaging in other business activities that could be viewed as creating a conflict of interest in that the time and effort of the members of AIM, its affiliates and their officers and employees will not be devoted exclusively to our business.

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

Our base management and incentive fees may induce CIM to make and identify speculative investments or to incur leverage.

The incentive fee payable by us to CIM may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to CIM is determined may encourage it to use leverage to increase the return on our investments. The part of the management and incentive fees payable to CIM that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. This fee structure may be considered to involve a conflict of interest for CIM to the extent that it may encourage CIM to favor debt financings that provide for deferred interest, rather than current cash payments of interest. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage CIM to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since AIM is a member of CIM, AIM's investment professionals may have an incentive to assist with identifying investments that are riskier or more speculative.

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

The net proceeds from the sale of common stock was used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Other financial services regulators and industry groups, including the International Swaps and Derivatives Association and the Alternative Reference Rates Committee, are evaluating the possible phase-out of LIBOR and the development of alternative interest rate indices or reference rates. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate, or SOFR. The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. As noted throughout this report, many of our assets and liabilities are indexed to LIBOR. If LIBOR ceases to exist, we may need to renegotiate the loan documents with our lenders and portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. The infrastructure necessary to manage hedging in the alternative reference rate still needs to be built out, and the transition in the markets, and adjustments in our systems, could be disruptive. We are not able to predict whether or when LIBOR publication will be discontinued, whether the proposed alternative or replacement rates will become market standards, or what impact such a transition may have on our business, financial condition, and results of operations.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities.  Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. See “Risks Relating to Our Business and Structure - Recent legislation may allow us to incur additional leverage” for more information. Moreover, our ability to make distributions to shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our board of directors, a majority of whom are independent directors with no material interests in such transactions.

At December 31, 2018, 2017 and 2016, our borrowings for the BDC coverage ratio were $898,542, $711,465 and $488,936, respectively, which included the non-collateralized TRS notional amount (solely at December 31, 2016) and resulted in coverage ratios of 209%, 249% and 304%, respectively. For a detailed discussion on the coverage ratio calculation, refer to Note 13 to our consolidated financial statements included in this report.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $1.92 billion in total assets as of December 31, 2019, (ii) a weighted average cost of funds of 5.47%, (iii) $857 million in debt outstanding (i.e., assumes that 86% of the $1.0 billion available to us as of December 31, 2019 under our financing arrangements as of such date is outstanding) and (iv) $1.06 billion in shareholders’ equity.  In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	(22.45)%	(13.42)%	(4.40)%	4.63%	13.65%
Similarly, assuming (i) $1.92 billion in total assets as of December 31, 2019, (ii) a weighted average cost of funds of 5.47% and (iii) $857 million in debt outstanding (i.e., assumes that 86% of the $1.0 billion available to us as of December 31, 2019 under our financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 2.44% in order to cover the annual interest payments on our outstanding debt.

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

Risks Relating to an Investment in our Common Stock

Our common stock is not currently listed on an exchange or quoted through a quotation system. Therefore, shareholders will have limited liquidity and may not receive a full return of shareholder invested capital if shareholders sell their common stock. We are not obligated to complete a liquidity event by a specified date; therefore, until we complete a liquidity event, it is unlikely that shareholders will be able to sell their common stock.

Our shares are illiquid assets for which there is not currently a secondary market. Prior to the completion of a liquidity event, our share repurchase program provides a limited opportunity for investors to achieve liquidity, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price paid for the common stock being repurchased. However, there can be no assurance that we will complete a liquidity event. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Program” for a detailed description of our share repurchase program.

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

Certain provisions of our articles of incorporation complying with the Omnibus Guidelines of the North American Securities Administrators Association will terminate upon a listing of our shares on an exchange or quoted through a quotation system.

In the event that our shares are listed on an exchange or quoted through a quotation system, Article XIII of our current articles of incorporation provides that certain provisions of our articles will no longer apply, including, for example, provisions relating to deferred payments, suitability of investors, votes required for amendments to the articles of incorporation, investment objectives and limitations, conflicts of interest and roll-up transactions. These provisions are required by the Omnibus Guidelines for non-listed public companies and are not required for listed public companies. The elimination of these provisions may mean that shareholders have less protection than they did prior to the listing of our shares.

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
Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. Our executive offices are located at 3 Park Avenue, 36th Floor, New York, NY 10016. We believe that our current office facilities are adequate for our business as it is presently conducted.

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

On January 25, 2019, we closed our continuous follow-on public offering of shares to new investors. Following the closing of our continuous follow-on public offering, we have continued to issue shares pursuant to our distribution reinvestment plan, as amended and restated.

Set forth below is a chart describing the classes of our securities outstanding as of March 14, 2019:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Held by Us or for Our Account
Common stock	500,000,000	—	114,154,265
As of March 14, 2019, we had 21,990 record holders of our common stock.

Share Repurchase Program

Our common stock is not currently listed on any securities exchange. It is unlikely that shareholders will be able to sell their common stock when desired or at a desired price. No shareholder will have the right to require us to repurchase his or her common stock or any portion thereof. Because no public market currently exists for our common stock, shareholders will not be able to liquidate their investment prior to our liquidation or other liquidity event, other than through our share repurchase program, or, in limited circumstances, as a result of transfers of common stock to other eligible investors.

Beginning in the first quarter of 2014, we began offering, and on a quarterly basis thereafter we intend to continue offering, to repurchase common stock on such terms as may be determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not be in the best interests of our shareholders or would violate applicable law. We conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. In months in which we repurchase common stock, we generally conduct repurchases on the last Wednesday in a calendar month. The offer to repurchase common stock is conducted solely through tender offer materials made available to each shareholder.

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

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2018 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2018	—	$—	—	—
November 1 to November 30, 2018	—	—	—	—
December 1 to December 31, 2018	1,759,845	8.81	1,759,845	(1)
Total	1,759,845	$8.81	1,759,845	(1)

(1)	See above for a description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program.

In the event that CIM or any of its affiliates holds common stock in the capacity of a shareholder, any such affiliates may tender common stock for repurchase in connection with any repurchase offer we make on the same basis as any other shareholder. CIG will not tender its common stock for repurchase as long as CIM remains our investment adviser.

Distributions

We did not declare or pay any distributions during 2012. In January 2013, we began authorizing monthly distributions to our shareholders. On February 1, 2014, we changed from semi-monthly closings to weekly closings for the sale of our shares. As a result, from February 1, 2014 through July 17, 2017, our board of directors authorized and declared on a monthly basis a weekly distribution amount per share of our common stock. On July 18, 2017, our board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of our common stock. Effective September 28, 2017, our board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by our board of directors, each on a quarterly basis. Subject to our board of directors’ discretion and applicable legal restrictions, our management intends to continue to authorize and declare, and our board of directors intends to continue to ratify, each on a quarterly basis, a weekly distribution amount per share of our common stock. Declared distributions are paid monthly. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date we accepted each shareholder’s subscription for shares of our common stock. From time to time, we may also pay interim special distributions in the form of cash or shares of common stock at the discretion of our board of directors. Each year, information regarding the sources of our distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, the latter of which is a nontaxable distribution) will be provided to our shareholders. Our distributions may exceed our earnings. As a result, a portion of the distributions we make may represent a return of capital.

We elected to be treated for federal income tax purposes as a RIC, as defined under Subchapter M of the Code, beginning in 2012.

To qualify for and maintain RIC tax treatment, we must, among other things, distribute in respect of each taxable year at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we are required to distribute in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income (adjusted for certain ordinary losses), for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income from preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our board of directors declared or ratified distributions for 52 record dates during each of the years ended December 31, 2018, 2017 and 2016. The following table presents cash distributions per share that were declared during the years ended December 31, 2018, 2017 and 2016:

	Distributions
Three Months Ended	Per Share	Amount
2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
June 30, 2016 (thirteen record dates)	0.1829	19,167
September 30, 2016 (thirteen record dates)	0.1829	19,480
December 31, 2016 (thirteen record dates)	0.1829	19,808
Total distributions for the year ended December 31, 2016	$0.7316	$77,459
2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
June 30, 2017 (thirteen record dates)	0.1829	20,371
September 30, 2017 (thirteen record dates)	0.1829	20,644
December 31, 2017 (thirteen record dates)	0.1829	20,923
Total distributions for the year ended December 31, 2017	$0.7316	$82,061
2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
June 30, 2018 (thirteen record dates)	0.1829	21,004
September 30, 2018 (thirteen record dates)	0.1829	20,776
December 31, 2018 (thirteen record dates)	0.1829	20,701
Total distributions for the year ended December 31, 2018	$0.7316	$83,483

On December 24, 2018, our co-chief executive officers declared regular weekly cash distributions of $0.014067 per share for January 2019 through March 2019.  Each distribution was paid or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
January 1, 2019	January 30, 2019	$0.014067
January 8, 2019	January 30, 2019	$0.014067
January 15, 2019	January 30, 2019	$0.014067
January 22, 2019	January 30, 2019	$0.014067
January 29, 2019	January 30, 2019	$0.014067
February 5, 2019	February 27, 2019	$0.014067
February 12, 2019	February 27, 2019	$0.014067
February 19, 2019	February 27, 2019	$0.014067
February 26, 2019	February 27, 2019	$0.014067
March 5, 2019	March 27, 2019	$0.014067
March 12, 2019	March 27, 2019	$0.014067
March 19, 2019	March 27, 2019	$0.014067
March 26, 2019	March 27, 2019	$0.014067
We have adopted an “opt in” distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically “opt in” to the fifth amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We have made and intend to make our distributions in the form of cash, out of assets legally available for such purpose, unless shareholders elect to receive their distributions in the form of additional shares of common stock pursuant to our fifth amended and restated distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. shareholders. We may fund our cash distributions to shareholders in the future from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from CIM. On January 2, 2018, we entered into an expense support and conditional reimbursement agreement with CIM for purposes of (i) replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement; and (ii) extending the termination date to December 31, 2018. On December 26, 2018, we amended and restated the expense support and conditional reimbursement agreement with CIM for purposes of extending the termination date from December 31, 2018 to December 31, 2019. Through December 31, 2014, a portion of our distributions resulted from expense support from CIG, and future distributions may result from expense support from CIM, each of which is subject to repayment by us. For the years ended December 31, 2016 and 2017, none of our distributions resulted from expense support from CIG or AIM. For the year ended December 31, 2018, none of our distributions resulted from expense support from CIM. The amount of the distribution for shareholders receiving our common stock will be equal to the fair market value of the stock received. If shareholders hold common stock in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in the form of additional common stock.

The following table reflects the sources of cash distributions on a GAAP basis that were declared during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018			2017			2016
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.7316	$83,483	100.0%	$0.6833	$76,683	93.4%	$0.4463	$47,235	61.0%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	—	—	—	0.0315	3,494	4.3%	0.2480	26,273	33.9%
Net gain on TRS loan sales(1)	—	—	—	0.0168	1,884	2.3%	0.0278	2,916	3.8%
Net realized gain on investments and foreign currency	—	—	—	—	—	—	0.0095	1,035	1.3%
Total distributions	$0.7316	$83,483	100.0%	$0.7316	$82,061	100.0%	$0.7316	$77,459	100.0%

(1)
During the year ended December 31, 2016, we realized losses on TRS loans of $1,030, which were not deductible on a tax-basis until 2017. During the year ended December 31, 2017, we realized losses that were not currently deductible on a tax-basis of $19,334 primarily due to the purchase of loans by Flatiron Funding II that were previously held in the TRS in connection with the TRS refinancing. See Note 8 to our consolidated financial statements included in this report for an additional discussion regarding this purchase. As of December 31, 2018, $12,537 of these losses remained non-deductible.

Item 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is derived from our audited consolidated financial statements. The data for the years ended December 31, 2018, 2017 and 2016 should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Certain reclassifications have been made to conform to the 2018 presentation.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Statement of operations data:
Total investment income	$188,138	$152,432	$82,276	$52,964	$18,217
Operating expenses
Total operating expenses	97,961	65,122	32,212	23,380	12,451
Expense support from CIG	—	—	—	—	(1,880)
Recoupment of expense support from CIG	—	—	667	4,667	622
Net operating expenses	97,961	65,122	32,879	28,047	11,193
Net investment income	90,177	87,310	49,397	24,917	7,024
Net realized and unrealized (loss) gain on investments, foreign currency and total return swap	(58,867)	(1,411)	70,276	(26,359)	9,311
Net increase (decrease) in net assets resulting from operations	$31,310	$85,899	$119,673	$(1,442)	$16,335
Weighted average shares of common stock outstanding(1)	114,140,434	112,256,276	105,951,017	78,501,760	33,630,690

Per share data:(1)
Net investment income(2)	$0.79	$0.78	$0.47	$0.32	$0.21
Net increase (decrease) in net assets resulting from operations	$0.27	$0.77	$1.13	$(0.02)	$0.49
Distributions declared	$0.73	$0.73	$0.73	$0.73	$0.73

Balance sheet data:
Net assets at the beginning of period	$1,058,691	$999,763	$904,326	$496,389	$144,571
Net assets at end of period	$979,271	$1,058,691	$999,763	$904,326	$496,389
Net asset value per share of common stock at beginning of period	$9.14	$9.11	$8.71	$9.22	$9.32
Net asset value per share of common stock at end of period	$8.69	$9.14	$9.11	$8.71	$9.22

Other data:
Distributions declared	$83,483	$82,061	$77,459	$57,268	$24,547
Total investment return - net asset value(3)	2.98%	8.76%	13.51%	2.13%	6.92%
Number of investments at period end	191	186	123	86	59
Total portfolio investment purchases during the period(4)	$1,280,187	$1,420,747	$569,893	$438,217	$403,742
Total portfolio investment sales and prepayments during the period(4)	$895,670	$951,044	$229,075	$113,433	$144,492

(1)	The per share data was derived by using the weighted average shares of common stock outstanding for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)
Net investment income per share includes expense support from CIG of $0.06 per share for the year ended December 31, 2014. There was no expense support from CIM for the year ended December 31, 2018. There was no expense support from CIG or AIM for the years ended December 31, 2017, 2016 or 2015. Net investment income per share also includes expense support recoupments by CIG of $0.01, $0.06 and $0.02 per share for the years ended December 31, 2016, 2015 and 2014, respectively. There was no expense support recoupments by CIG for the years ended December 31, 2018 or 2017.

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
Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. Our portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, and equity, of private and thinly-traded U.S. middle-market companies. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase equity interests in the form of common or preferred stock in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.

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

On July 11, 2017, the members of CIM entered into the Third Amended CIM LLC Agreement for the purpose of creating a joint venture between AIM and CIG. Under the Third Amended CIM LLC Agreement, AIM became a member of CIM and was issued a newly-created class of membership interests in CIM pursuant to which AIM will, among other things, share in the profits, losses, distributions and expenses of CIM with the other members in accordance with the terms of the Third Amended CIM LLC Agreement, which will ultimately result in CIG and AIM each owning a 50% economic interest in CIM.

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

On December 4, 2017, the members of CIM entered into the Fourth Amended CIM LLC Agreement. Under the Fourth Amended CIM LLC Agreement, AIM’s investment professionals perform sourcing services for CIM, which include, among other services, (i) assistance with identifying and providing information about potential investment opportunities for approval by CIM’s investment committee; and (ii) providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM's investment committee, which consists entirely of CIG personnel.

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
Reclassification
Unamortized original issue discounts, or OID, and market discounts/premiums received upon the early repayment of debt investments have been reclassified from net realized gains on investments to interest income. As a result, prior year amounts have been reclassified to conform to the current presentation.
Portfolio Investment Activity for the Years Ended December 31, 2018 and 2017
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018			2017
Net Investment Activity	Investment Portfolio	Total Return Swap	Total	Investment Portfolio	Total Return Swap	Total
Purchases and drawdowns
Senior secured first lien debt	$1,134,470	$—	$1,134,470	$1,171,351	$49,590	$1,220,941
Senior secured second lien debt	128,644	—	128,644	224,126	—	224,126
Unsecured debt	—	—	—	8,420	—	8,420
Equity	17,073	—	17,073	19,593	—	19,593
Sales and principal repayments	(895,670)	—	(895,670)	(951,044)	(442,030)	(1,393,074)
Net portfolio activity	$384,517	$—	$384,517	$472,446	$(392,440)	$80,006
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2018 and 2017:

	December 31, 2018
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,492,034	$1,462,989	79.0%
Senior secured second lien debt	341,595	323,365	17.4%
Collateralized securities and structured products - debt	15,193	15,193	0.8%
Collateralized securities and structured products - equity	16,794	14,827	0.8%
Equity	38,610	36,399	2.0%
Subtotal/total percentage	1,904,226	1,852,773	100.0%
Short term investments(2)	12,537	12,537
Total investments	$1,916,763	$1,865,310
Number of portfolio companies			153
Average annual EBITDA of portfolio companies		$79.0 million
Median annual EBITDA of portfolio companies		$56.0 million
Purchased at a weighted average price of par			97.35%
Gross annual portfolio yield based upon the purchase price(3)			9.83%

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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of December 31, 2018 and 2017, excluding short term investments of $12,537 and $206,547, respectively:

	December 31,
	2018			2017
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,802,745	$1,756,777	94.8%	$1,390,234	$1,389,395	92.2%
Fixed interest rate investments	41,182	39,180	2.1%	83,448	87,113	5.8%
Other income producing investments	34,109	34,806	1.9%	19,833	18,525	1.2%
Non-income producing equity	26,190	22,010	1.2%	12,338	12,615	0.8%
Total investments	$1,904,226	$1,852,773	100.0%	$1,505,853	$1,507,648	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of December 31, 2018 and 2017:

	December 31,
	2018		2017
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$325,180	17.5%	$255,608	17.0%
Services: Business	218,888	11.7%	195,251	13.0%
Services: Consumer	133,210	7.2%	46,702	3.1%
Media: Advertising, Printing & Publishing	131,620	7.1%	65,795	4.4%
High Tech Industries	126,620	6.8%	194,902	12.9%
Media: Diversified & Production	114,303	6.2%	117,896	7.8%
Capital Equipment	98,994	5.3%	53,276	3.5%
Chemicals, Plastics & Rubber	74,575	4.0%	82,981	5.5%
Telecommunications	74,261	4.0%	58,891	3.9%
Beverage, Food & Tobacco	73,494	4.0%	25,631	1.7%
Banking, Finance, Insurance & Real Estate	57,917	3.1%	19,857	1.3%
Energy: Oil & Gas	54,907	3.0%	38,397	2.5%
Hotel, Gaming & Leisure	54,689	3.0%	29,550	2.0%
Aerospace & Defense	45,655	2.5%	52,312	3.5%
Retail	42,450	2.3%	33,319	2.2%
Consumer Goods: Non-Durable	37,148	2.0%	7,055	0.5%
Consumer Goods: Durable	35,709	1.9%	60,863	4.0%
Construction & Building	33,483	1.8%	24,633	1.6%
Transportation: Cargo	30,614	1.7%	32,877	2.2%
Diversified Financials	30,020	1.6%	43,814	2.9%
Automotive	24,645	1.3%	40,565	2.7%
Forest Products & Paper	19,525	1.1%	5,599	0.4%
Metals & Mining	10,333	0.6%	12,785	0.8%
Environmental Industries	2,955	0.2%	2,865	0.2%
Media: Broadcasting & Subscription	1,578	0.1%	6,224	0.4%
Subtotal/total percentage	1,852,773	100.0%	1,507,648	100.0%
Short term investments	12,537		206,547
Total investments	$1,865,310		$1,714,195

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2018 and 2017, our unfunded commitments amounted to $79,078 and $48,259, respectively. As of March 14, 2019, our unfunded commitments amounted to $86,957. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2018 and 2017, excluding short term investments of $12,537 and $206,547, respectively:

	December 31,
	2018		2017
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$—	—	$—	—
2	1,642,270	88.6%	1,274,569	84.5%
3	181,118	9.8%	202,950	13.5%
4	26,412	1.4%	21,311	1.4%
5	2,973	0.2%	8,818	0.6%
	$1,852,773	100.0%	$1,507,648	100.0%

The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio

As of March 14, 2019, our investment portfolio, excluding our short term investments, consisted of interests in 147 portfolio companies (79% in senior secured first lien debt, 17% in senior secured second lien debt, 2% in collateralized securities and structured products (comprised of 1% invested in non-rated debt and 1% invested in non-rated equity of such securities and products), and 2% in equity) with a total fair value of $1,814,343 with an average and median portfolio company annual EBITDA of $75.0 million and $55.5 million, respectively, at initial investment. As of March 14, 2019, investments in our portfolio, excluding our short term investments, were purchased at a weighted average price of 97.21% of par value. Our estimated gross annual portfolio yield was 9.93% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the year ended December 31, 2018, our total investment return-net asset value was 2.98%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 of our consolidated financial statements.

As of March 14, 2019, our only short term investment was an investment in a U.S. Treasury Obligations Fund of $36,708.

Results of Operations for the Years Ended December 31, 2018 and 2017

Our results of operations for the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
	2018	2017
Investment income	$188,138	$152,432
Net operating expenses	97,961	65,122
Net investment income	90,177	87,310
Net realized loss on investments and foreign currency	(5,619)	(12,305)
Net change in unrealized (depreciation) appreciation on investments	(53,248)	9,448
Net realized loss on total return swap	—	(13,956)
Net change in unrealized appreciation on total return swap	—	15,402
Net increase in net assets resulting from operations	$31,310	$85,899

Investment Income

For the years ended December 31, 2018 and 2017, we generated investment income of $188,138 and $152,432, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 215 and 214 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments and TRS, increased $416,896, from $1,263,315 during the year ended December 31, 2017 to $1,680,211 during the year ended December 31, 2018, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016 and ended on January 25, 2019. During 2018, our investment portfolio continued to grow due to equity available to us for investment from our follow-on continuous public offering and amounts borrowed under our financing arrangements. As a result, we believe that reported investment income for the years ended December 31, 2018 and 2017 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS was not included in investment income in the consolidated statements of operations, but rather it was recorded as part of net realized loss on total return swap. In lieu of extending the expiration date of the TRS beyond April 18, 2017, we entered into a traditional credit facility with Citibank on March 29, 2017.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2018 and 2017 was as follows:

	Years Ended December 31,
	2018	2017
Management fees	$35,013	$29,549
Administrative services expense	2,704	2,160
Subordinated incentive fee on income	8,177	3,222
General and administrative	6,450	7,116
Interest expense	45,617	23,075
Total operating expenses	$97,961	$65,122

During the year ended December 31, 2018, the increase in management fees was a direct result of the increase in our total assets, while the increase in interest expense was primarily the result of additional borrowings on our existing financing arrangements. The increase in subordinated incentive fees was a result of exceeding our hurdle rate of 1.875% for pre-incentive fee net investment income for the three months ended September 30, 2018 and December 31, 2018.

The composition of our general and administrative expenses for the years ended December 31, 2018 and 2017 was as follows:

	Years Ended December 31,
	2018	2017
Professional fees	$1,480	$1,182
Transfer agent expense	1,315	1,284
Valuation expense	762	1,238
Dues and subscriptions	667	837
Accounting and administrative costs	637	590
Director fees and expenses	444	438
Insurance expense	408	411
Printing and marketing expense	273	374
Due diligence fees	182	165
Other expenses	282	597
Total general and administrative expense	$6,450	$7,116

Net Investment Income

Our net investment income totaled $90,177 and $87,310 for the years ended December 31, 2018 and 2017, respectively. The increase in net investment income was primarily due to an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to proceeds received from our follow-on continuous public offering and our financing arrangements.

Net Realized Loss on Investments and Foreign Currency

Our net realized loss on investments and foreign currency totaled $(5,619) and $(12,305) for the years ended December 31, 2018 and 2017, respectively. This change was primarily due to a decrease in realized losses on certain underperforming investments during 2018 compared to 2017.

Net Change in Unrealized (Depreciation) Appreciation on Investments

The net change in unrealized (depreciation) appreciation on our investments totaled $(53,248) and $9,448 for the years ended December 31, 2018 and 2017, respectively. This change was driven by a widening of credit spreads during the year ended December 31, 2018 that negatively impacted the fair value of certain of our investments compared to a tightening of credit spreads during the year ended December 31, 2017.

Net Realized Loss on TRS

Our net realized loss on the TRS totaled $0 and $(13,956) for the years ended December 31, 2018 and 2017, respectively. The components of net realized loss on the TRS are summarized below:

	Years Ended December 31,
	2018	2017
Interest and other income from TRS portfolio	$—	$6,511
Interest and other expense from TRS portfolio	—	(3,017)
Net realized loss on TRS loan sales	—	(17,450)
Total	$—	$(13,956)

Net Change in Unrealized Appreciation on TRS

The net change in unrealized appreciation on the TRS totaled $0 and $15,402 for the years ended December 31, 2018 and 2017, respectively. Unrealized appreciation recorded during the year ended December 31, 2017 was primarily due to previously unrealized depreciation becoming realized upon the expiration of the TRS.

Net Increase in Net Assets Resulting from Operations

For the years ended December 31, 2018 and 2017, we recorded a net increase in net assets resulting from operations of $31,310 and $85,899, respectively, as a result of our operating activity for the respective periods.

Results of Operations for the Years Ended December 31, 2017 and 2016

Our results of operations for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017	2016
Investment income	$152,432	$82,276
Net operating expenses	65,122	32,879
Net investment income	87,310	49,397
Net realized (loss) gain on investments and foreign currency	(12,305)	1,035
Net change in unrealized appreciation on investments	9,448	21,584
Net realized (loss) gain on total return swap	(13,956)	28,159
Net change in unrealized appreciation on total return swap	15,402	19,498
Net increase in net assets resulting from operations	$85,899	$119,673

Investment Income

For the years ended December 31, 2017 and 2016, we generated investment income of $152,432 and $82,276, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 214 and 131 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments and TRS, increased $428,371, from $834,944 during the year ended December 31, 2016 to $1,263,315 during the year ended December 31, 2017, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016. We expect our investment portfolio to continue to grow due to the anticipated equity available to us for investment from our follow-on continuous public offering and amounts available under our financing arrangements. As a result, we believe that reported investment income for the years ended December 31, 2017 and 2016 is not representative of our stabilized or future performance. Interest income earned by loans underlying the TRS was not included in investment income in the consolidated statements of operations, but rather it was recorded as part of net realized loss on total return swap. In lieu of extending the expiration date of the TRS beyond April 18, 2017, we entered into a traditional credit facility with Citibank on March 29, 2017.

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

During the year ended December 31, 2017, the increase in management fees was a direct result of the increase in our total assets, while the increase in interest expense was primarily the result of entering into new financing arrangements. The decrease in recoupment of expense support from CIG was a result of our reimbursement of all previously provided expense support from CIG as of December 31, 2017. The increase in subordinated incentive fees was a result of exceeding our hurdle rate of 1.875% for pre-incentive fee net investment income for the three months ended December 31, 2017.

The composition of our general and administrative expenses for the years ended December 31, 2017 and 2016 was as follows:

	Years Ended December 31,
	2017	2016
Transfer agent expense	$1,284	$1,272
Valuation expense	1,238	625
Professional fees	1,182	1,623
Dues and subscriptions	837	775
Accounting and administrative costs	590	573
Director fees and expenses	438	274
Insurance expense	411	376
Printing and marketing expense	374	553
Due diligence fees	165	470
Other expenses	597	176
Total general and administrative expense	$7,116	$6,717

Expense Support and Recoupment of Expense Support

Our affiliate, CIG, agreed to provide expense support to us commencing with the quarter ended December 31, 2012 for certain expenses pursuant to the expense support and conditional reimbursement agreement. We further amended and restated the expense support and conditional reimbursement agreement on December 16, 2015 and December 14, 2016 for purposes of including AIM as a party to the expense support and conditional reimbursement agreement and extending the termination date from December 31, 2016 to December 31, 2017, respectively. On January 2, 2018, we entered into an expense support and conditional reimbursement agreement with CIM for purposes of (i) replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement; and (ii) extending the termination date to December 31, 2018. On December 26, 2018, we amended and restated the expense support and conditional reimbursement agreement with CIM for purposes of extending the termination date from December 31, 2018 to December 31, 2019. Refer to the discussion under “Related Party Transactions” below for further details about the expense support and conditional reimbursement agreement. Also, see Note 4 to our consolidated financial statements for additional disclosure regarding expense support from CIM, CIG and/or AIM.

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

Net Investment Income

Our net investment income totaled $87,310 and $49,397 for the years ended December 31, 2017 and 2016, respectively. The increase in net investment income was primarily due to the refinancing of the TRS into a traditional credit facility and an increase in the size of our investment portfolio relative to our expenses as we continued to achieve economies of scale due to proceeds received from our follow-on continuous public offering and our financing arrangements.

Net Realized (Loss) Gain on Investments and Foreign Currency

Our net realized (loss) gain on investments and foreign currency totaled $(12,305) and $1,035 for the years ended December 31, 2017 and 2016, respectively. This change was primarily due to realized losses on certain underperforming investments.

Net Change in Unrealized Appreciation on Investments

The net change in unrealized appreciation on our investments totaled $9,448 and $21,584 for the years ended December 31, 2017 and 2016, respectively. This change was driven by a continued tightening of credit spreads during the year ended December 31, 2017 that positively impacted the fair value of certain of our investments, partially offset by the deteriorating credit quality of certain investments.

Net Realized (Loss) Gain on TRS

Our net realized (loss) gain on the TRS totaled $(13,956) and $28,159 for the years ended December 31, 2017 and 2016, respectively. The components of net realized (loss) gain on the TRS are summarized below:

	Years Ended December 31,
	2017	2016
Interest and other income from TRS portfolio	$6,511	$39,746
Interest and other expense from TRS portfolio	(3,017)	(13,473)
Net realized (loss) gain on TRS loan sales	(17,450)	1,886
Total	$(13,956)	$28,159

Net Change in Unrealized Appreciation on TRS

The net change in unrealized appreciation on the TRS totaled $15,402 and $19,498 for the years ended December 31, 2017 and 2016, respectively. Unrealized appreciation recorded during the year ended December 31, 2017 was primarily due to previously unrealized depreciation becoming realized upon the expiration of the TRS. Conversely, unrealized appreciation recorded during the year ended December 31, 2016 was driven primarily by a tightening of credit spreads during 2016 that positively impacted the fair value of certain of our investments.

Net Increase in Net Assets Resulting from Operations

For the years ended December 31, 2017 and 2016, we recorded a net increase in net assets resulting from operations of $85,899 and $119,673, respectively, as a result of our operating activity for the respective periods.

Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $8.69 and $9.14 on December 31, 2018 and 2017, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.7316 per share during the year ended December 31, 2018, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was 2.98% for the twelve-month period ended December 31, 2018. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price excluding sales load) have seen an annualized return of 7.51% and a cumulative total return of 54.93% through December 31, 2018 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 5.65% and a cumulative total return of 39.44% through December 31, 2018. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 3.53% and a cumulative total return of 23.34%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 4.41% and a cumulative total return of 29.81% over the same period.

(1)     Cumulative performance: December 17, 2012 to December 31, 2018

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

Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from interest, fees and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We also employ leverage to seek to enhance our returns as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum "asset coverage" ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC's debt to equity from a maximum of 1-to-1 to a maximum of 2-to-1, so long as certain approval and disclosure requirements are satisfied. We currently have not determined whether to seek to utilize such additional leverage. We generated cash from the net proceeds from our continuous public offerings. Our initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. Our follow-on continuous public offering commenced on January 25, 2016 and ended on January 25, 2019.
Since commencing our initial continuous public offering on July 2, 2012 and through December 31, 2018, we sold 112,709,239 shares of common stock for net proceeds of $1,148,771 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $162,864, for which we issued 17,896,295 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $162,864, for which we repurchased 17,982,537 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through December 31, 2018, sales commissions and dealer manager fees related to the sale of our common stock were $65,102 and $32,507, respectively.
As of the closing of our follow-on offering on January 25, 2019, we sold 113,405,503 shares of common stock for net proceeds of $1,155,289 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $162,864, for which we issued 17,896,295 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $162,864, for which we repurchased 17,982,537 shares of common stock. Since commencing our initial continuous public offering on July 2, 2012 and through the closing of our follow-on offering on January 25, 2019, sales commissions and dealer manager fees related to the sale of our common stock were $65,260 and $32,618, respectively. We have issued 748,762 shares of common stock for gross proceeds of $6,528 since the closing of our follow-on offering pursuant to our distribution reinvestment plan, as amended and restated.
As of December 31, 2018 and 2017, we had $12,537 and $206,547 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Citibank Credit Facility

As of December 31, 2018 and March 15, 2019, our outstanding borrowings under the Amended Citibank Credit Facility and the Second Amended Citibank Credit Facility (as defined below) were $298,542 and $255,042, respectively, and the undrawn principal amount was $26,458 and $94,958, respectively. On March 14, 2019, we entered into a second amendment to the Citibank Credit Facility, or the Second Amended Citibank Credit Facility, to (i) increase the aggregate principal amount available for borrowings from $325,000 to $350,000, subject to compliance with a borrowing base, (ii) extend the reinvestment period for two years until March 29, 2021 and (iii) extend the maturity date until March 30, 2022. For a detailed discussion of our Amended Citibank Credit Facility and our Second Amended Citibank Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

JPM Credit Facility

As of December 31, 2018 and March 15, 2019, our outstanding borrowings under the Amended JPM Credit Facility were $250,000 and the undrawn principal amount in connection with the Amended JPM Credit Facility was $25,000. For a detailed discussion of our Amended JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Facility

As of December 31, 2018 and March 15, 2019, our outstanding borrowings under the UBS Facility were $200,000 and no additional principal amount was available for borrowing under the UBS Facility. For a detailed discussion of our UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.

MS Credit Facility

As of December 31, 2018 and March 15, 2019, our outstanding borrowings under the Amended MS Credit Facility were $150,000 and the undrawn principal amount in connection with the Amended MS Credit Facility was $50,000 and $0, respectively. For a detailed discussion of our Amended MS Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments

As of December 31, 2018 and March 14, 2019, our unfunded commitments amounted to $79,078 and $86,957, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

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

•	preliminary valuation conclusions are then documented and discussed with members of CIM’s management team;

•	designated members of CIM’s management team review the preliminary valuation, and, if applicable, deliver such preliminary valuation to an independent valuation firm for its review;

•	designated members of CIM’s management team and, if appropriate, the relevant investment professionals meet with the independent valuation firm to discuss the preliminary valuation;

•	designated members of CIM’s management team respond and supplement the preliminary valuation to reflect any comments provided by the independent valuation firm;

•	our audit committee meets with members of CIM’s management team and the independent valuation firms to discuss the assistance provided and the results of the independent valuation firms' review; and

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

Given the expected types of investments, excluding short term investments and stock of publicly traded companies that are classified as Level 1, management expects our portfolio holdings to be classified as Level 3. Due to the uncertainty inherent in the valuation process, particularly for Level 3 investments, such fair value estimates may differ significantly from the values that would have been used had an active market for the investments existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses that we ultimately realize on these investments to materially differ from the valuations currently assigned. Inputs used in the valuation process are subject to variability in the future and can result in materially different fair values.

For an additional discussion of our investment valuation process, refer to Note 2 to our consolidated financial statements included in this report.

Related Party Transactions

For a discussion of our relationship with related parties including CION Securities, CIM, ICON Capital and CIG, and amounts incurred under agreements with such related parties, refer to Note 4 to our consolidated financial statements included in this report.

Contractual Obligations

On August 26, 2016, 34th Street entered into the JPM Credit Facility with JPM, as amended and restated on September 30, 2016, July 11, 2017, November 28, 2017 and May 23, 2018. See Note 8 to our consolidated financial statements for a more detailed description of the JPM Credit Facility.

On March 29, 2017, Flatiron Funding II entered into the Citibank Credit Facility with Citibank, as amended on July 11, 2017 and March 14, 2019. See Note 8 to our consolidated financial statements for a more detailed description of the Citibank Credit Facility.

On May 19, 2017, Murray Hill Funding II entered into the UBS Facility with UBS, as amended on December 1, 2017. See Note 8 to our consolidated financial statements for a more detailed description of the UBS Facility.

On December 19, 2017, 33rd Street entered into the MS Credit Facility with MS, as amended on July 9, 2018 and December 18, 2018. See Note 8 to our consolidated financial statements for a more detailed description of the MS Credit Facility.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, 94.8% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

Under the terms of the Amended JPM Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.00% per year. Under the terms of the Amended Citibank Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR plus 2.00%. Pursuant to the terms of the amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR plus a spread of 3.50%. Under the terms of the Amended MS Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR plus a spread of 3.00% per year. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Amended Citibank Credit Facility, the Amended JPM Credit Facility, the amended UBS Facility or the Amended MS Credit Facility in effect as of December 31, 2018:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 200 basis points	$(14,152)	(11.1)%
Down 100 basis points	(9,068)	(7.1)%
Down 50 basis points	(4,556)	(3.6)%
No change to current base rate (2.73% as of December 31, 2018)	—	—
Up 50 basis points	4,556	3.6%
Up 100 basis points	9,111	7.2%
Up 200 basis points	18,223	14.3%
Up 300 basis points	27,334	21.5%

(1)	This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 2.1% of our investments paid fixed interest rates as of December 31, 2018. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CĪON Investment Corporation (the “Company”), including the consolidated schedules of investments, as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of CĪON Investment Corporation at December 31, 2018 and 2017, and the consolidated results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodian and brokers, or by other appropriate auditing procedures where replies from others were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012
New York, New York
March 18, 2019

CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,866,316 and $1,692,978, respectively)	$1,823,338	$1,698,662
Non-controlled, affiliated investments (amortized cost of $50,447 and $19,422, respectively)	41,972	15,533
Total investments, at fair value (amortized cost of $1,916,763 and $1,712,400, respectively)	1,865,310	1,714,195
Cash	17,579	56,354
Interest receivable on investments	17,596	12,433
Receivable due on investments sold	5,787	29,524
Prepaid expenses and other assets	189	3,417
Total assets	$1,906,461	$1,815,923
Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $5,927 and $6,018, respectively)	$892,615	$705,447
Payable for investments purchased	16,851	36,439
Accounts payable and accrued expenses	939	1,432
Interest payable	3,960	2,311
Accrued management fees	9,308	7,821
Accrued subordinated incentive fee on income	2,604	3,222
Accrued administrative services expense	913	556
Due to CIG - offering costs	—	4
Total liabilities	927,190	757,232

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
112,709,239 and 115,781,751 shares issued and outstanding, respectively	113	116
Capital in excess of par value	1,048,693	1,076,131
Accumulated losses	(69,535)	(17,556)
Total shareholders' equity	979,271	1,058,691
Total liabilities and shareholders' equity	$1,906,461	$1,815,923
Net asset value per share of common stock at end of period	$8.69	$9.14
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Investment income
Interest income:
Non-controlled, non-affiliated investments	$184,415	$143,826	$81,578
Non-controlled, affiliated investments	1,247	1,678	—
Total interest income	185,662	145,504	81,578
Fee and other income	2,476	6,928	698
Total investment income	188,138	152,432	82,276
Operating expenses
Management fees	35,013	29,549	20,092
Administrative services expense	2,704	2,160	1,834
Subordinated incentive fee on income	8,177	3,222	—
General and administrative	6,450	7,116	6,717
Interest expense	45,617	23,075	3,569
Total operating expenses	97,961	65,122	32,212
Recoupment of expense support from CIG	—	—	667
Net operating expenses	97,961	65,122	32,879
Net investment income	90,177	87,310	49,397
Realized and unrealized (losses) gains
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	(5,634)	(12,469)	1,039
Non-controlled, affiliated investments	—	—	—
Total return swap	—	(13,956)	28,159
Foreign currency	15	164	(4)
Net realized (losses) gains	(5,619)	(26,261)	29,194
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(48,662)	14,360	21,584
Non-controlled, affiliated investments	(4,586)	(4,912)	—
Total return swap	—	15,402	19,498
Net change in unrealized (depreciation) appreciation	(53,248)	24,850	41,082
Net realized and unrealized (losses) gains	(58,867)	(1,411)	70,276
Net increase in net assets resulting from operations	$31,310	$85,899	$119,673
Per share information—basic and diluted
Net increase in net assets per share resulting from operations	$0.27	$0.77	$1.13
Weighted average shares of common stock outstanding	114,140,434	112,256,276	105,951,017
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Changes in net assets from operations:
Net investment income	$90,177	$87,310	$49,397
Net realized (loss) gain on investments	(5,634)	(12,469)	1,039
Net realized gain (loss) on foreign currency	15	164	(4)
Net change in unrealized (depreciation) appreciation on investments	(53,248)	9,448	21,584
Net realized (loss) gain on total return swap	—	(13,956)	28,159
Net change in unrealized appreciation on total return swap	—	15,402	19,498
Net increase in net assets resulting from operations	31,310	85,899	119,673
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(83,483)	(82,061)	(77,459)
Net decrease in net assets from shareholders' distributions	(83,483)	(82,061)	(77,459)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $1,168, $2,193 and $2,823, respectively	31,064	55,838	32,008
Reinvestment of shareholders' distributions	38,732	39,658	39,047
Repurchase of common stock	(97,043)	(40,406)	(17,832)
Net (decrease) increase in net assets resulting from capital share transactions	(27,247)	55,090	53,223

Total (decrease) increase in net assets	(79,420)	58,928	95,437
Net assets at beginning of period	1,058,691	999,763	904,326
Net assets at end of period	$979,271	$1,058,691	$999,763
Net asset value per share of common stock at end of period	$8.69	$9.14	$9.11
Shares of common stock outstanding at end of period	112,709,239	115,781,751	109,787,557
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities:
Net increase in net assets resulting from operations	$31,310	$85,899	$119,673
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(18,387)	(16,655)	(4,449)
Proceeds from principal repayment of investments	639,787	558,594	194,124
Purchase of investments	(1,280,187)	(1,423,490)	(569,003)
Decrease (increase) in short term investments, net	194,010	(136,049)	(51,606)
Paid-in-kind interest	(1,227)	(2,546)	(1,255)
Proceeds from sale of investments	255,883	392,450	34,951
Net realized loss (gain) on investments	5,634	12,469	(1,039)
Net change in unrealized depreciation (appreciation) on investments	53,248	(9,448)	(21,584)
Net change in unrealized appreciation on total return swap	—	(15,402)	(19,498)
Amortization of debt issuance costs	3,208	1,853	529
(Increase) decrease in due from counterparty	—	143,335	82,981
(Increase) decrease in interest receivable on investments	(5,039)	(5,740)	(580)
(Increase) decrease in receivable due on investments sold	23,737	(29,524)	50
(Increase) decrease in receivable due on total return swap	—	4,187	1,988
(Increase) decrease in prepaid expenses and other assets	654	(625)	134
Increase (decrease) in payable for investments purchased	(19,588)	20,602	6,037
Increase (decrease) in accounts payable and accrued expenses	(493)	(84)	777
Increase (decrease) in interest payable	1,649	1,447	864
Increase (decrease) in accrued management fees	1,487	2,040	1,351
Increase (decrease) in accrued administrative services expense	357	(126)	65
Increase (decrease) in due to CIG - offering costs	(4)	(41)	8
Increase (decrease) in accrued recoupment of expense support from CIG	—	—	(480)
Increase (decrease) in subordinated incentive fee on income payable	(618)	3,222	—
Net cash used in operating activities	(114,579)	(413,632)	(225,962)
Financing activities:
Gross proceeds from issuance of common stock	32,232	58,031	40,290
Commissions and dealer manager fees paid	(1,168)	(2,195)	(3,295)
Repurchase of common stock	(97,043)	(40,406)	(17,832)
Shareholders' distributions paid	(44,751)	(42,403)	(38,412)
Borrowings under financing arrangements	292,077	487,042	242,423
Repayment of financing arrangements	(105,000)	—	(18,000)
Debt issuance costs paid	(543)	(7,129)	(3,907)
Net cash provided by financing activities	75,804	452,940	201,267
Net (decrease) increase in cash and restricted cash	(38,775)	39,308	(24,695)
Cash and restricted cash, beginning of period	56,354	17,046	41,741
Cash and restricted cash, end of period	$17,579	$56,354	$17,046
Supplemental disclosure of cash flow information
Cash paid for interest	$40,750	$19,832	$2,175
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$38,732	$39,658	$39,047
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 149.4%
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022(q)	3 Month LIBOR	Retail	$14,411	$12,124	$9,718
Achilles Acquisition LLC, L+400, 0.00% LIBOR Floor, 10/11/2025	1 Month LIBOR	High Tech Industries	739	739	730
Achilles Acquisition LLC, 1.00% Unfunded, 1/11/2020	None	High Tech Industries	43	—	(1)
Adams Publishing Group, LLC, L+750, 1.00% LIBOR Floor, 7/2/2023(p)(r)	3 Month LIBOR	Media: Advertising, Printing & Publishing	17,034	16,854	16,864
Adams Publishing Group, LLC, 0.38% Unfunded, 7/2/2020(p)	None	Media: Advertising, Printing & Publishing	2,069	—	(21)
Adapt Laser Acquisition, Inc., L+800, 1.00% LIBOR Floor, 12/31/2023	3 Month LIBOR	Capital Equipment	12,000	12,000	12,000
Adapt Laser Acquisition, Inc., L+800, 1.00% LIBOR Floor, 12/31/2023	3 Month LIBOR	Capital Equipment	500	500	500
Adapt Laser Acquisition, Inc., 0.50% Unfunded, 12/31/2023	None	Capital Equipment	1,500	—	—
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,975	9,780	9,526
AIS Holdco, LLC, L+500, 0.00% LIBOR Floor, 8/15/2025(q)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	5,521	5,451	5,438
Alchemy US Holdco 1, LLC, L+550, 10/10/2025(q)	1 Month LIBOR	Construction & Building	8,000	7,882	7,680
Allen Media, LLC, L+650, 1.00% LIBOR Floor, 8/30/2023(p)(r)(s)	3 Month LIBOR	Media: Diversified & Production	80,000	78,115	77,700
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020(q)	3 Month LIBOR	Media: Advertising, Printing & Publishing	13,272	12,459	11,912
American Clinical Solutions LLC, 12.50%, 6/11/2020(u)(w)	None	Healthcare & Pharmaceuticals	9,293	8,968	7,435
American Media, Inc., L+800, 1.00% LIBOR Floor, 8/24/2020(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	18,503	18,451	19,428
American Media, Inc., 0.50% Unfunded, 8/24/2020	None	Media: Advertising, Printing & Publishing	1,778	(22)	89
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(p)(q)(r)(s)	3 Month LIBOR	Telecommunications	20,152	18,779	15,114
Analogic Corp., L+600, 1.00% LIBOR Floor, 6/21/2024(s)	1 Month LIBOR	Healthcare & Pharmaceuticals	29,925	29,368	29,626
AP Exhaust Acquisition, LLC, L+500, 1.00% LIBOR Floor, 5/10/2024(q)(r)	3 Month LIBOR	Automotive	10,544	9,955	9,595
APCO Holdings, LLC, L+550, 0.00% LIBOR Floor, 6/9/2025(q)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	11,427	11,317	11,313
Ascent Resources - Marcellus, LLC, L+650, 1.00% LIBOR Floor, 3/30/2023	1 Month LIBOR	Energy: Oil & Gas	712	712	714
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(q)	1 Month LIBOR	Construction & Building	10,833	10,666	10,494
Bi-Lo, LLC, L+800, 1.00% LIBOR Floor, 5/31/2024(k)(r)	3 Month LIBOR	Retail	2,000	1,950	1,917
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023(r)(s)	3 Month LIBOR	Aerospace & Defense	25,960	25,732	25,440
Canam Construction Inc., L+500, 1.00% LIBOR Floor, 7/1/2024	1 Month LIBOR	Construction & Building	4,975	4,963	4,875
Cardinal US Holdings, Inc., L+500, 1.00% LIBOR Floor, 7/31/2023(q)	3 Month LIBOR	Services: Business	8,394	7,905	8,268
CB URS Holdings Corp., L+525, 1.00% LIBOR Floor, 9/1/2024(q)(s)	1 Month LIBOR	Transportation: Cargo	14,437	14,371	14,149
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021(q)(s)	1 Month LIBOR	Services: Consumer	24,660	24,682	24,167
Charming Charlie LLC, L+1000, 1.00% LIBOR Floor, 4/24/2023(u)(v)(w)	3 Month LIBOR	Retail	3,288	1,912	1,249
Charming Charlie LLC, L+1000, 1.00% LIBOR Floor, 4/24/2023(u)(v)(w)	3 Month LIBOR	Retail	2,686	2,619	1,021
Charming Charlie LLC, 20.00%, 5/15/2019(v)	None	Retail	157	157	157
Charming Charlie LLC, 2.50% Unfunded, 5/15/2019(v)	None	Retail	1,938	—	—
CHC Solutions Inc., 12.00%, 7/20/2023(w)	None	Healthcare & Pharmaceuticals	7,057	7,057	7,057
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(r)(s)	1 Month LIBOR	Hotel, Gaming & Leisure	25,900	25,609	25,382
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/27/2019	None	Hotel, Gaming & Leisure	5,573	—	(111)
Confie Seguros Holding II Co., L+475, 1.00% LIBOR Floor, 4/16/2022(q)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	15,371	15,285	15,227
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 3/31/2023(s)	3 Month LIBOR	Beverage, Food & Tobacco	9,859	9,716	8,133
Covenant Surgical Partners, Inc., L+450, 0.00% LIBOR Floor, 10/4/2024(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	917	915	903
Crown Subsea Communications Holdings, Inc., L+600, 0.00% LIBOR Floor, 11/2/2025(q)	1 Month LIBOR	Capital Equipment	8,000	7,843	7,720
David's Bridal, Inc., L+400, 1.25% LIBOR Floor, 10/11/2019(q)(u)	1 Month LIBOR	Retail	3,406	3,137	1,822
Dayton Superior Corp., L+1400, 1.00% LIBOR Floor, 11/15/2021(q)(w)	3 Month LIBOR	Construction & Building	6,398	5,929	5,358
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022(i)(q)	3 Month LIBOR	Services: Business	5,846	5,700	5,803
Del Frisco's Restaurant Group, Inc., L+600, 0.00% LIBOR Floor, 6/27/2025(i)(p)(q)	1 Month LIBOR	Retail	9,975	9,911	9,227
Deluxe Entertainment Services Group Inc., L+550, 1.00% LIBOR Floor, 2/28/2020(q)	3 Month LIBOR	Media: Diversified & Production	16,071	16,014	14,223
DFC Global Facility Borrower II LLC, L+1075, 1.00% LIBOR Floor, 9/27/2022	1 Month LIBOR	Services: Consumer	24,683	24,570	24,683
DFC Global Facility Borrower II LLC, 0.50% Unfunded, 9/27/2019	None	Services: Consumer	5,317	—	—
DMT Solutions Global Corp., L+700, 0.00% LIBOR Floor, 7/2/2024(q)(s)	3 Month LIBOR	Services: Business	19,500	18,955	18,720
Eagle Family Foods Group LLC, L+650, 1.00% LIBOR Floor, 6/14/2024(s)	3 Month LIBOR	Beverage, Food & Tobacco	14,925	14,615	14,776
Eastman Kodak Company, L+625, 1.00% LIBOR Floor, 9/3/2019(i)(q)	3 Month LIBOR	Consumer Goods: Durable	1,965	1,963	1,859
Elemica, Inc., L+700, 1.00% LIBOR Floor, 7/7/2021(p)(r)	1 Month LIBOR	High Tech Industries	17,063	16,810	16,892
Elemica, Inc., 0.50% Unfunded, 7/7/2021	None	High Tech Industries	2,500	(32)	(25)
Emmis Operating Company, L+750, 1.00% LIBOR Floor, 4/18/2019(q)	1 Month LIBOR	Media: Broadcasting & Subscription	1,364	1,339	1,337
Entertainment Studios P&A LLC, 6.22%, 5/18/2037(m)	None	Media: Diversified & Production	17,465	17,315	17,115
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(m)	None	Media: Diversified & Production	—	—	2,864
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(q)(s)	1 Month LIBOR	Capital Equipment	30,000	29,704	29,850
Episerver Inc., E+600, 0.00% EURIBOR Floor, 10/9/2024	1 Month EURIBOR	High Tech Industries	€13,077	14,700	14,661
ES Chappaquiddick LLC, 10.00%, 5/18/2022	None	Media: Diversified & Production	1,076	1,076	1,103
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(i)(q)	1 Month LIBOR	High Tech Industries	10,183	9,729	8,283
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022(v)(w)	1 Month LIBOR	Media: Diversified & Production	1,117	1,117	1,137
F+W Media, Inc., L+1000, 1.50% LIBOR Floor, 5/24/2022(p)(u)(v)(w)	1 Month LIBOR	Media: Diversified & Production	3,058	2,759	161
Flavors Holdings Inc., L+575, 1.00% LIBOR Floor, 4/3/2020(p)	3 Month LIBOR	Consumer Goods: Non-Durable	7,967	7,485	7,410
Foundation Consumer Healthcare, LLC, L+650, 1.00% LIBOR Floor, 11/2/2023(p)(r)(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	41,121	40,858	41,121
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	4,211	(26)	—
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023(i)(p)(s)	1 Month LIBOR	Healthcare & Pharmaceuticals	35,000	34,695	34,650
Geo Parent Corp., L+550, 0.00% LIBOR Floor, 12/19/2025(k)	2 Month LIBOR	Services: Business	15,000	14,850	14,925
Global Tel*Link Corp., L+425, 0.00% LIBOR Floor, 11/29/2025(q)	3 Month LIBOR	Telecommunications	4,000	3,980	3,895
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023(q)(s)	3 Month LIBOR	Services: Business	14,022	13,964	12,602
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,799	4,608	4,352
Homer City Generation, L.P., L+1100, 1.00% LIBOR Floor, 4/5/2023(p)	1 Month LIBOR	Energy: Oil & Gas	9,151	8,769	8,785
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(q)	3 Month LIBOR	Energy: Oil & Gas	9,860	9,457	9,515
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/23/2020(p)	3 Month LIBOR	Services: Business	7,873	7,517	7,676
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(q)(r)(s)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,918	15,904	15,759
Instant Web, LLC, L+650, 0.00% LIBOR Floor, 12/15/2022(p)(r)(s)	1 Month LIBOR	Media: Advertising, Printing & Publishing	39,189	39,098	38,797
Instant Web, LLC, 0.50% Unfunded, 12/15/2022	None	Media: Advertising, Printing & Publishing	2,704	—	(27)
Intermedia Holdings, Inc., L+600, 1.00% LIBOR Floor, 7/21/2025(q)	1 Month LIBOR	High Tech Industries	12,500	12,383	12,344
International Seaways, Inc., L+600, 1.00% LIBOR Floor, 6/22/2022(i)(q)	1 Month LIBOR	Transportation: Cargo	9,499	9,356	9,404
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(q)	3 Month LIBOR	Beverage, Food & Tobacco	14,625	14,488	14,040
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2022(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	11,953	11,833	10,996
ITC Service Group Acquisition LLC, L+950, 0.50% LIBOR Floor, 5/26/2021(l)(p)	1 Month LIBOR	High Tech Industries	11,250	11,119	11,025
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023(s)	1 Month LIBOR	Telecommunications	19,850	19,850	19,850
Jackson Hewitt Tax Service Inc., L+625, 0.00% LIBOR Floor, 5/30/2023(s)	1 Month LIBOR	Services: Consumer	17,888	17,888	17,888
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(q)	3 Month LIBOR	Beverage, Food & Tobacco	15,000	14,852	14,438
Key Surgical LLC, L+475, 1.00% LIBOR Floor, 6/1/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	997	979	979
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(r)	1 Month LIBOR	Chemicals, Plastics & Rubber	7,122	7,059	6,694
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(r)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,123	4,087	3,876
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(q)(s)	3 Month LIBOR	Consumer Goods: Durable	13,513	13,294	13,175
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 12/29/2020(r)	1 Month LIBOR	High Tech Industries	4,078	4,056	4,037
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 12/29/2020(i)	1 Month EURIBOR	High Tech Industries	€4,065	4,546	4,616
Lannett Company, Inc., L+538, 1.00% LIBOR Floor, 11/25/2022(i)(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	6,974	6,876	5,754
LD Intermediate Holdings, Inc., L+588, 1.00% LIBOR Floor, 12/9/2022(q)	3 Month LIBOR	High Tech Industries	4,954	4,619	4,496
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023(p)(r)(s)	3 Month LIBOR	Services: Consumer	45,513	44,641	44,375
Lift Brands, Inc., 1.00% Unfunded, 4/16/2023	None	Services: Consumer	4,150	—	(104)
Logix Holding Company, LLC, L+575, 1.00% LIBOR Floor, 12/22/2024(q)	1 Month LIBOR	Telecommunications	4,988	4,942	4,950
Longview Power, LLC, L+600, 1.00% LIBOR Floor, 4/13/2021(p)(r)	3 Month LIBOR	Energy: Oil & Gas	14,923	13,057	12,647
LTCG Holdings Corp., L+500, 1.00% LIBOR Floor, 6/6/2020(q)	1 Month LIBOR	Services: Business	5,911	5,727	5,837
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023(p)(s)	3 Month LIBOR	Services: Business	43,000	43,000	43,000
Mimeo.com, Inc., 0.25% Unfunded, 12/21/2020	None	Services: Business	10,000	—	—
Mimeo.com, Inc., 1.00% Unfunded, 12/21/2023	None	Services: Business	3,000	—	—
Ministry Brands, LLC, L+400, 1.00% LIBOR Floor, 12/2/2022(r)	1 Month LIBOR	Services: Business	11,992	11,935	11,992
Ministry Brands, LLC, L+100, 1.00% LIBOR Floor Unfunded, 10/18/2020	3 Month LIBOR	Services: Business	2,924	—	—
Moss Holding Company, L+675, 1.00% LIBOR Floor, 4/17/2023(p)(r)	3 Month LIBOR	Services: Business	18,687	18,422	18,407
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	2,232	—	(33)
Moxie Patriot LLC, L+575, 1.00% LIBOR Floor, 12/19/2020(q)	3 Month LIBOR	Energy: Oil & Gas	9,901	9,886	9,703
MRO Holdings, Inc., L+475, 1.00% LIBOR Floor, 10/25/2023(q)	3 Month LIBOR	Aerospace & Defense	4,445	4,408	4,412
MRP Generation Holdings, LLC, L+700, 1.00% LIBOR Floor, 10/18/2022(q)	3 Month LIBOR	Energy: Oil & Gas	2,214	2,180	2,137
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 10/17/2022(q)	3 Month LIBOR	Metals & Mining	3,592	3,543	3,038
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(r)(s)	1 Month LIBOR	Media: Advertising, Printing & Publishing	20,884	20,698	20,466
One Call Corp., L+525, 1.00% LIBOR Floor, 11/25/2022(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	8,012	7,579	7,151
Orbcomm Inc., 8.00%, 4/1/2024(p)	None	Telecommunications	9,237	9,237	9,557
OTG Management, LLC, L+700, 1.00% LIBOR Floor, 8/26/2021	3 Month LIBOR	Beverage, Food & Tobacco	267	221	250
OTG Management, LLC, 1.00% Unfunded, 4/10/2020	None	Beverage, Food & Tobacco	514	—	(33)
P.F. Chang's China Bistro, Inc., L+500, 1.00% LIBOR Floor, 9/1/2022(q)	3 Month LIBOR	Beverage, Food & Tobacco	14,837	14,545	14,837
PDI TA Holdings, Inc., L+450, 1.00% LIBOR Floor, 10/24/2024	3 Month LIBOR	High Tech Industries	1,999	1,970	1,989
PDI TA Holdings, Inc., L+450, 1.00% LIBOR Floor, 10/24/2024	3 Month LIBOR	High Tech Industries	877	878	873
PDI TA Holdings, Inc., 0.50% Unfunded, 10/24/2019	None	High Tech Industries	104	—	(1)
Petroflow Energy Corp., L+800, 1.00% LIBOR Floor, 6/29/2019(p)(u)(v)(w)	1 Month LIBOR	Energy: Oil & Gas	3,068	2,734	2,363
PFS Holding Corp., L+350, 1.00% LIBOR Floor, 1/31/2021	1 Month LIBOR	Retail	3,129	2,486	1,721
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(q)	1 Month LIBOR	Consumer Goods: Non-Durable	9,975	9,877	9,626
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(i)(q)	3 Month LIBOR	Aerospace & Defense	6,397	6,060	5,965
Pixelle Specialty Solutions LLC, L+600, 1.00% LIBOR Floor, 10/31/2024(q)	1 Month LIBOR	Forest Products & Paper	20,000	19,511	19,525
Plano Molding Company, LLC, L+750, 1.00% LIBOR Floor, 5/12/2021(p)	1 Month LIBOR	Consumer Goods: Non-Durable	6,071	6,020	5,570
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(p)(q)	1 Month LIBOR	Chemicals, Plastics & Rubber	20,000	19,619	18,500
Rhino Energy LLC, L+1000, 1.00% LIBOR Floor, 12/27/2020(s)	1 Month LIBOR	Metals & Mining	7,262	6,909	7,189
Sequoia Healthcare Management, LLC, L+850, 1.75% LIBOR Floor, 8/21/2023(p)(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	9,851	9,758	9,753
SG Acquisition, Inc., L+500, 1.00% LIBOR Floor, 3/29/2024(q)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	3,495	3,469	3,482
Shift PPC LLC, L+450, 1.00% LIBOR Floor, 12/22/2021(r)	6 Month LIBOR	High Tech Industries	4,191	4,119	4,191
SIMR, LLC, L+900, 2.00% LIBOR Floor, 9/7/2023(p)(v)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,312	15,020	14,757
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 9/30/2020(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,776	12,745	12,648
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 12/31/2021(p)(w)	3 Month LIBOR	Healthcare & Pharmaceuticals	481	480	476
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 5/14/2019(p)	3 Month LIBOR	Energy: Oil & Gas	7,940	7,853	7,582
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022(q)	3 Month LIBOR	Services: Business	3,929	3,845	3,889
STL Parent Corp., L+700, 0.00% LIBOR Floor, 12/6/2022(r)(s)	1 Month LIBOR	Capital Equipment	20,000	19,306	19,400
Studio Movie Grill Holdings, LLC, L+725, 1.00% LIBOR Floor, 9/30/2020(f)(p)	3 Month LIBOR	Hotel, Gaming & Leisure	23,418	23,352	23,418
Teladoc, Inc., 0.50% Unfunded, 7/14/2020	None	High Tech Industries	1,250	(25)	—
Telestream Holdings Corp., L+645, 1.00% LIBOR Floor, 3/24/2022(l)(p)	3 Month LIBOR	High Tech Industries	8,460	8,322	8,207
Tenere Inc., L+1000, 1.00% LIBOR Floor, 12/23/2021(p)(r)	3 Month LIBOR	Capital Equipment	30,080	29,630	29,328
Tensar Corp., L+475, 1.00% LIBOR Floor, 7/9/2021(q)	3 Month LIBOR	Chemicals, Plastics & Rubber	12,980	12,426	12,753
The Pasha Group, L+750, 1.00% LIBOR Floor, 1/26/2023(r)	1 Month LIBOR	Transportation: Cargo	7,018	6,836	7,061
The Pay-O-Matic Corp., L+900, 0.00% LIBOR Floor, 4/5/2021(h)(p)	3 Month LIBOR	Services: Consumer	22,425	22,241	22,201
TherapeuticsMD, Inc., L+775, 1.50% LIBOR Floor, 5/1/2023(i)(s)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,865	14,850

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
TherapeuticsMD, Inc., 0.00% Unfunded, 12/31/2019(i)(t)	None	Healthcare & Pharmaceuticals	10,000	(88)	(100)
TherapeuticsMD, Inc., 0.00% Unfunded, 5/31/2019(i)(t)	None	Healthcare & Pharmaceuticals	15,000	(132)	(150)
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021(i)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,952	14,625
Vertex Aerospace Services Corp., L+475, 0.00% LIBOR Floor, 6/29/2025(q)	1 Month LIBOR	Aerospace & Defense	9,913	9,864	9,838
Woodstream Corp., L+625, 1.00% LIBOR Floor, 5/29/2022(s)	3 Month LIBOR	Consumer Goods: Non-Durable	14,542	14,542	14,542
Woodstream Corp., 0.50% Unfunded, 5/29/2021	None	Consumer Goods: Non-Durable	559	—	—
Total Senior Secured First Lien Debt				1,492,034	1,462,989
Senior Secured Second Lien Debt - 33.0%
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022(p)(r)	1 Month LIBOR	High Tech Industries	17,800	17,494	17,266
ABG Intermediate Holdings 2 LLC, L+775, 1.00% LIBOR Floor, 9/29/2025(p)	1 Month LIBOR	Retail	9,897	9,846	9,749
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(r)	3 Month LIBOR	Services: Business	17,250	17,116	17,099
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021(p)(r)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,279	8,353
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2022(p)	1 Month LIBOR	Construction & Building	5,180	5,150	5,076
Argon Medical Devices Holdings, Inc., L+800, 0.00% LIBOR Floor, 1/23/2026(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	14,400	14,329	14,256
Carestream Health, Inc., L+950, 1.00% LIBOR Floor, 6/7/2021(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,662	10,662	10,502
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(i)(p)	1 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,474	9,512
EagleTree-Carbide Acquisition Corp., L+850, 1.00% LIBOR Floor, 8/28/2025(r)	3 Month LIBOR	Consumer Goods: Durable	20,000	19,734	20,000
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022(i)(p)	3 Month LIBOR	Environmental Industries	3,000	2,985	2,955
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(i)(r)	1 Month LIBOR	High Tech Industries	9,999	7,709	5,550
Flexera Software LLC, L+725, 1.00% LIBOR Floor, 2/26/2026(r)	1 Month LIBOR	High Tech Industries	3,462	3,446	3,423
Global Tel*Link Corp., L+825, 0.00% LIBOR Floor, 11/29/2026(r)	3 Month LIBOR	Telecommunications	11,500	11,300	11,270
GOBP Holdings, Inc., L+725, 0.00% LIBOR Floor, 10/22/2026(r)	3 Month LIBOR	Retail	5,000	4,950	4,969
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026(p)	1 Month LIBOR	Services: Business	11,891	11,640	11,831
Mayfield Agency Borrower Inc., L+850, 0.00% LIBOR Floor, 3/2/2026(p)(r)(s)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	20,000	19,710	19,812
Medical Solutions Holdings, Inc., L+825, 1.00% LIBOR Floor, 6/16/2025(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,867	9,925
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,687	6,581
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(p)(r)	1 Month LIBOR	Services: Business	7,000	6,918	7,000
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024(i)	1 Month EURIBOR	Chemicals, Plastics & Rubber	€7,489	7,955	8,503
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,404	12,352
PDI TA Holdings, Inc., L+850, 1.00% LIBOR Floor, 10/24/2025	3 Month LIBOR	High Tech Industries	2,267	2,224	2,245
PDI TA Holdings, Inc., 0.50% Unfunded, 10/24/2019	None	High Tech Industries	133	—	(1)
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023(p)	3 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,742	14,737
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022(q)(u)	1 Month LIBOR	Retail	4,998	4,716	900
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2022(p)	3 Month LIBOR	Telecommunications	3,000	2,917	2,100

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2018
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
PT Intermediate Holdings III, LLC, L+800, 1.00% LIBOR Floor, 12/8/2025(r)	3 Month LIBOR	Services: Business	9,375	9,295	9,281
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025(r)	1 Month LIBOR	Telecommunications	2,942	2,914	2,847
SESAC Holdco II LLC, L+725, 1.00% LIBOR Floor, 2/23/2025(r)	1 Month LIBOR	Media: Broadcasting & Subscription	250	248	241
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023(p)(r)	3 Month LIBOR	Services: Business	10,000	9,898	9,600
TexOak Petro Holdings LLC, 8.00%, 12/29/2019(u)(v)(w)	None	Energy: Oil & Gas	7,804	2,592	—
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025(p)	2 Month LIBOR	Services: Business	13,393	13,092	12,991
TouchTunes Interactive Networks, Inc, L+825, 1.00% LIBOR Floor, 5/29/2022(r)	1 Month LIBOR	Hotel, Gaming & Leisure	6,000	5,958	6,000
U.S. Renal Care, Inc., L+800, 1.00% LIBOR Floor, 12/29/2023(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,931	4,787
Wand Intermediate I LP, L+725, 1.00% LIBOR Floor, 9/19/2022(p)	2 Month LIBOR	Automotive	15,050	14,971	15,050
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(p)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,636	7,053
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/13/2026(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,863	14,550
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023(p)	3 Month LIBOR	High Tech Industries	5,000	4,943	5,000
Total Senior Secured Second Lien Debt				341,595	323,365
Collateralized Securities and Structured Products - Debt - 1.6%
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(i)	3 Month LIBOR	Diversified Financials	15,193	15,193	15,193
Total Collateralized Securities and Structured Products - Debt				15,193	15,193
Collateralized Securities and Structured Products - Equity - 1.5%
APIDOS CLO XVI Subordinated Notes, 0.02% Estimated Yield, 1/19/2025(i)	(g)	Diversified Financials	9,000	3,799	2,488
CENT CLO 19 Ltd. Subordinated Notes, 16.86% Estimated Yield, 10/29/2025(i)	(g)	Diversified Financials	2,000	1,163	1,026
Galaxy XV CLO Ltd. Class A Subordinated Notes, 9.02% Estimated Yield, 4/15/2025(i)	(g)	Diversified Financials	4,000	2,334	1,889
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026(f)(i)	(g)	Diversified Financials	10,000	9,498	9,424
Total Collateralized Securities and Structured Products - Equity				16,794	14,827
Equity - 3.7%
Ascent Resources - Marcellus, LLC, Common Shares(t)		Energy: Oil & Gas	511,255 Units	1,642	1,457
Ascent Resources - Marcellus, LLC, Warrants(t)		Energy: Oil & Gas	132,367 Units	13	4
Avaya Holdings Corp., Common Stock(j)(q)(t)		Telecommunications	321,260 Units	5,285	4,678
Charming Charlie LLC, Common Stock(t)(v)		Retail	30,046,243 Units	1,302	—
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend		Healthcare & Pharmaceuticals	1,818,182 Units	3,000	3,236
Conisus Holdings, Inc., Series B Preferred Stock, 12% Dividend(u)(v)		Healthcare & Pharmaceuticals	12,677,833 Units	9,200	10,903
Conisus Holdings, Inc., Common Stock(t)(v)		Healthcare & Pharmaceuticals	4,914,556 Units	200	197
F+W Media, Inc., Common Stock(t)(v)		Media: Diversified & Production	31,211 Units	—	—
Mooregate ITC Acquisition, LLC, Class A Units(t)		High Tech Industries	500 Units	563	90
Mount Logan Capital Inc., Common Stock(i)(j)(v)		Banking, Finance, Insurance & Real Estate	7,842,273 Units	3,335	2,645
NS NWN Acquisition, LLC, Voting Units(t)		High Tech Industries	404 Units	393	730
NSG Co-Invest (Bermuda) LP, Partnership Interests(i)(t)		Consumer Goods: Durable	1,575 Units	1,000	675
Rhino Energy LLC, Warrants(t)		Metals & Mining	170,972 Units	280	106
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2018
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
SIMR Parent, LLC, Class B Common Units(t)(v)	Healthcare & Pharmaceuticals	7,500,000 Units	7,500	7,382
Spinal USA, Inc. / Precision Medical Inc., Warrants(p)(t)	Healthcare & Pharmaceuticals	9,317,237 Units	4,736	4,100
Tenere Inc., Warrant(t)	Capital Equipment	N/A	161	196
TexOak Petro Holdings LLC, Membership Interests(t)(v)	Energy: Oil & Gas	60,000 Units	—	—
Total Equity			38,610	36,399
Short Term Investments - 1.3%(n)
First American Treasury Obligations Fund, Class Z Shares, 2.36%(o)			12,537	12,537
Total Short Term Investments			12,537	12,537
TOTAL INVESTMENTS - 190.5%			$1,916,763	1,865,310
LIABILITIES IN EXCESS OF OTHER ASSETS - (90.5%)				(886,039)
NET ASSETS - 100%				$979,271

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note i. below. Unless specifically identified in note w. below, investments do not contain a paid-in-kind, or PIK, interest provision.

b.
The 1, 2, 3 and 6 month London Interbank Offered Rate, or LIBOR, rates were 2.52%, 2.62%, 2.80% and 2.87%, respectively, as of December 31, 2018.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2018, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2018. The 1 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.41%) as of December 31, 2018.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 9) using significant unobservable inputs unless otherwise noted.

d.	Represents amortized cost for debt securities and cost for equity investments.

e.	Denominated in U.S. dollars unless otherwise noted.

f.	As of December 31, 2018, the Company was committed, upon the satisfaction of certain conditions, to fund additional amounts in connection with this investment. See Note 11 for additional information.

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

i.
The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2018, 90.7% of the Company’s total assets represented qualifying assets.

j.	Fair value determined using level 1 inputs.

k.	Position or a portion thereof unsettled as of December 31, 2018.

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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2018
(in thousands)

n.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

o.	7-day effective yield as of December 31, 2018.

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of December 31, 2018 (see Note 8).

q.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank N.A., or Citibank, as of December 31, 2018 (see Note 8).

r.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of December 31, 2018 (see Note 8).

s.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street Funding, LLC, or 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with Morgan Stanley N.A., or MS, as of December 31, 2018 (see Note 8).

t.	Non-income producing security.

u.	Investment was on non-accrual status as of December 31, 2018.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2018
(in thousands)

v.
Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the company. Fair value as of December 31, 2017 and 2018, along with transactions during the year ended December 31, 2018 in these affiliated investments are as follows:

		Year Ended December 31, 2018				Year Ended December 31, 2018
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2017	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized (Loss) Gain	Fair Value at December 31, 2018	Net Realized Gain (Loss)	Interest Income(3)
Charming Charlie, LLC
First Lien Term Loan B1	$—	$2,619	$—	$(1,598)	$1,021	$—	$99
First Lien Term Loan B2	—	1,912	—	(663)	1,249	—	191
Vendor Payment Financing Facility	—	157	—	—	157	—	44
Common Stock	—	1,302	—	(1,302)	—	—	—
Conisus Holdings, Inc.
Series B Preferred Stock	9,300	—	—	1,603	10,903	—	—
Common Stock	175	—	—	22	197	—	—
F+W Media, Inc.
First Lien Term Loan B-1	1,169	103	(100)	(35)	1,137	—	95
First Lien Term Loan B-2	1,498	16	—	(1,353)	161	—	39
Common Stock	—	—	—	—	—	—	—
Mount Logan Capital Inc.
Common Stock	—	3,335	—	(690)	2,645	—	—
SIMR, LLC
First Lien Term Loan	—	15,020	—	(263)	14,757	—	580
SIMR Parent, LLC
Class B Common Units	—	7,500	—	(118)	7,382	—
Petroflow Energy Corp.
First Lien Term Loan	3,391	63	(902)	(189)	2,363	—	199
TexOak Petro Holdings LLC
Second Lien Term Loan	—	—	—	—	—	—	—
Membership Interests	—	—	—	—	—	—	—
Totals	$15,533	$32,027	$(1,002)	$(4,586)	$41,972	$—	$1,247

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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2018
(in thousands)

w.
For the year ended December 31, 2018, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
American Clinical Solutions LLC(u)	Senior Secured First Lien Debt	10.50%	2.00%	12.50%	$326	$168	$494
Charming Charlie LLC(u)	Senior Secured First Lien Debt	6.00%	5.00%	11.00%	$98	$—	$98
Charming Charlie LLC(u)	Senior Secured First Lien Debt	2.00%	9.00%	11.00%	$54	$—	$54
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%	$258	$129	$387
Dayton Superior Corp.	Senior Secured First Lien Debt	9.00%	6.00%	15.00%	$578	$194	$772
F+W Media, Inc.(u)	Senior Secured First Lien Debt	—	11.50%	11.50%	$—	$24	$24
F+W Media, Inc.	Senior Secured First Lien Debt	—	8.00%	8.00%	$—	$95	$95
Lonestar Prospects, Ltd.(x)	Senior Secured First Lien Debt	9.50%	1.00%	10.50%	$190	$27	$217
Petroflow Energy Corp.(u)	Senior Secured First Lien Debt	3.00%	6.00%	9.00%	$70	$—	$70
Rimini Street, Inc.(x)	Senior Secured First Lien Debt	12.00%	3.00%	15.00%	$1,228	$278	$1,506
Sequoia Healthcare Management, LLC(x)	Senior Secured First Lien Debt	12.00%	4.00%	16.00%	$370	$171	$541
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.50%	10.50%	$—	$40	$40
TexOak Petro Holdings LLC(u)	Senior Secured Second Lien Debt	—	8.00%	8.00%	$—	$—	$—
Visual Edge Technology, Inc.(x)	Subordinated Note	—	12.50%	12.50%	$—	$224	$224

x.	Prior to December 31, 2018, the Company exited the investment.

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
Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the company. Fair value as of December 31, 2016 and 2017, along with transactions during the year ended December 31, 2017 in these affiliated investments are as follows:

		Year Ended December 31, 2017				Year Ended December 31, 2017
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2016	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2017	Net Realized Gain (Loss)	Interest Income(3)
Conisus Holdings, Inc.
Series B Preferred Stock	$—	$9,200	$—	$100	$9,300	$—	$—
Common Stock	—	200	—	(25)	175	—	—
F+W Media, Inc.
First Lien Term Loan B-1	—	1,114	—	55	1,169	—	69
First Lien Term Loan B-2	—	2,743	—	(1,245)	1,498	—	226
Common Stock	—	—	—	—	—	—	—
Petroflow Energy Corp.
First Lien Term Loan	4,601	395	(1,440)	(165)	3,391	—	348
TexOak Petro Holdings LLC
Second Lien Term Loan	2,590	1,042	—	(3,632)	—	—	1,035
Membership Interests	—	—	—	—	—	—	—
Totals	$7,191	$14,694	$(1,440)	$(4,912)	$15,533	$—	$1,678

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
December 31, 2018
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
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. The Company’s portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, and equity, of private and thinly-traded U.S. middle-market companies.
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
Reclassification
Unamortized original issue discounts, or OID, and market discounts/premiums received upon the early repayment of debt investments have been reclassified from net realized gains on investments to interest income. As a result, prior year amounts have been reclassified to conform to the current presentation.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which establishes a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As such, ASU 2014-09 could impact the timing of revenue recognition. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. ASU 2014-09 applies to all entities. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2017. This guidance was adopted by the Company during the three months ended March 31, 2018 and did not have a material impact on the Company’s consolidated financial statements.

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
December 31, 2018
(in thousands, except share and per share amounts)

Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $12,537 and $206,547 of such investments at December 31, 2018 and 2017, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
Offering Costs
Offering costs included, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statements in connection with the continuous public offerings of the Company’s shares. Certain initial offering costs that were funded by CIG on behalf of the Company were submitted by CIG for reimbursement upon meeting the minimum offering requirement on December 17, 2012. These costs were capitalized and amortized over a twelve month period as an adjustment to capital in excess of par value. All other offering costs were expensed as incurred by the Company.
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

Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of December 31, 2018.

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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2015, 2016 and 2017.
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
December 31, 2018
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
December 31, 2018
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
The discounted cash flow model deemed appropriate by CIM is prepared for the applicable investments and reviewed by the designated members of CIM’s management team. Such models are prepared at least quarterly or on an as needed basis. The model uses the estimated cash flow projections for the underlying investments and an appropriate discount rate is determined based on the latest financial information available for the borrower, prevailing market trends, comparable analysis and other inputs. The model, key assumptions, inputs, and results are reviewed by the designated members of CIM’s management team with final approval from the board of directors.
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
Revenue Recognition
Securities transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts. For investments in equity tranches of collateralized loan obligations, the Company records income based on the effective interest rate determined using the amortized cost and estimated cash flows, which is updated periodically. Loan origination fees, original issue discounts, and market discounts/premiums are recorded and such amounts are amortized as adjustments to interest income over the respective term of the loan using the effective interest method. Upon the prepayment of a loan or security, prepayment premiums, any unamortized loan origination fees, OID, or market discounts are recorded as interest income. In addition, the Company may generate revenue in the form of commitment, amendment, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with investments are recognized when earned.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of December 31, 2018 and 2017.
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
Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
Gains or losses on the sale of investments are calculated by using the weighted-average method. The Company measures realized gains or losses by the difference between the net proceeds from the sale and the weighted-average amortized cost of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Derivative Instruments
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
December 31, 2018
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
Note 3. Share Transactions
The Company’s initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. The Company’s follow-on continuous public offering commenced on January 25, 2016 and ended on January 25, 2019.
The following table summarizes transactions with respect to shares of the Company’s common stock during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	3,375,660	$32,232	6,086,836	$58,031	3,575,156	$34,831
Reinvestment of distributions	4,272,518	38,732	4,342,113	39,658	4,413,672	39,047
Total gross shares/proceeds	7,648,178	70,964	10,428,949	97,689	7,988,828	73,878
Sales commissions and dealer manager fees	—	(1,168)	—	(2,193)	—	(2,823)
Net shares/proceeds	7,648,178	69,796	10,428,949	95,496	7,988,828	71,055
Share repurchase program	(10,720,690)	(97,043)	(4,434,755)	(40,406)	(2,015,632)	(17,832)
Net shares/proceeds (for) from share transactions	(3,072,512)	$(27,247)	5,994,194	$55,090	5,973,196	$53,223

During the years ended December 31, 2018, 2017 and 2016, the Company sold 7,648,178, 10,428,949 and 7,988,828 shares, respectively, at an average price per share of $9.28, $9.37 and $9.25, respectively.

Since commencing its initial continuous public offering on July 2, 2012 and through December 31, 2018, the Company sold 112,709,239 shares of common stock for net proceeds of $1,148,771 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $162,864, for which the Company issued 17,896,295 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $162,864, for which the Company repurchased 17,982,537 shares of common stock.
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

During the period from January 1, 2019 to January 25, 2019, the Company sold 696,264 shares of common stock pursuant to its follow-on continuous public offering for net proceeds of $6,518 at an average price per share of $9.36. During the period from January 1, 2019 to March 14, 2019, the Company received gross proceeds from reinvested shareholder distributions of $6,528, for which the Company issued 748,762 shares of common stock.

Since commencing its initial continuous public offering on July 2, 2012 and through March 14, 2019, the Company sold 114,154,265 shares of common stock for net proceeds of $1,161,817 at an average price per share of $10.18. The net proceeds include gross proceeds received from reinvested shareholder distributions of $169,392, for which the Company issued 18,645,057 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $162,864, for which the Company repurchased 17,982,537 shares of common stock.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
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
The changes to our offering price per share since the commencement of our initial continuous public offering through the end of our follow-on continuous public offering, and the associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	New Offering Price Per Share
December 28, 2012	January 2, 2013	$10.04
January 31, 2013	February 1, 2013	$10.13
March 14, 2013	March 18, 2013	$10.19
May 15, 2013	May 16, 2013	$10.24
August 15, 2013	August 16, 2013	$10.32
February 4, 2014	February 5, 2014	$10.45
October 6, 2015	October 7, 2015	$10.20
November 24, 2015	November 25, 2015	$10.05
December 22, 2015	December 23, 2015	$9.95
March 8, 2016	March 9, 2016	$9.40
March 15, 2016	March 16, 2016	$9.45
March 22, 2016	March 23, 2016	$9.50
March 29, 2016	March 30, 2016	$9.55
April 5, 2016	April 6, 2016	$9.60
April 26, 2016	April 27, 2016	$9.65
May 3, 2016	May 4, 2016	$9.70
May 10, 2016	May 11, 2016	$9.75
May 31, 2016	June 1, 2016	$9.80
July 19, 2016	July 20, 2016	$9.85
July 26, 2016	July 27, 2016	$9.90
August 9, 2016	August 10, 2016	$9.95
August 23, 2016	August 24, 2016	$10.00
October 4, 2016	October 5, 2016	$10.05
October 11, 2016	October 12, 2016	$10.10
January 3, 2017	January 4, 2017	$9.57(1)
January 24, 2017	January 25, 2017	$9.60
March 7, 2017	March 8, 2017	$9.65
August 22, 2017	August 23, 2017	$9.70
November 20, 2018	November 21, 2018	$9.65
December 11, 2018	December 12, 2018	$9.60
December 18, 2018	December 19, 2018	$9.55
December 21, 2018	December 26, 2018	$9.50
December 28, 2018	January 2, 2019	$9.45
January 8, 2019	January 9, 2019	$9.40
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
December 31, 2018
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

The following table summarizes the share repurchases completed during the years ended December 31, 2018 and 2017:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2017
March 31, 2017	January 4, 2017	814,223	100%	$9.05	$7,370
June 30, 2017	April 5, 2017	1,137,234	100%	9.12	10,372
September 30, 2017	July 5, 2017	1,365,168	100%	9.10	12,425
December 31, 2017	October 4, 2017	1,118,130	100%	9.16	10,239
Total share repurchases during the year ended December 31, 2017		4,434,755			$40,406

2018
March 31, 2018	January 3, 2018	2,014,536	100%	$9.12	$18,379
June 30, 2018	April 4, 2018	2,352,580	100%	9.15	21,525
September 30, 2018	July 5, 2018	2,507,596	100%	9.06	22,724
	September 26, 2018	2,086,133	100%	9.06	18,907
December 31, 2018	December 26, 2018	1,759,845	63%	8.81	15,508
Total share repurchases during the year ended December 31, 2018		10,720,690			$97,043

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

Note 4. Transactions with Related Parties

For the years ended December 31, 2018, 2017 and 2016, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2018	2017	2016
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$525	$988	$953
CIM	Investment adviser	Management fees(2)	35,013	29,549	20,092
CIM	Investment adviser	Incentive fees(2)	8,177	3,222	—
CIM	Administrative services provider	Administrative services expense(2)	2,243	—	—
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	461	2,160	1,834
CIG	Sponsor	Recoupment of expense support(2)	—	—	667
			$46,419	$35,919	$23,546
(1) Amounts charged directly to equity.
(2) Amounts charged directly to operations.

On December 28, 2016, the Company entered into an amended and restated follow-on dealer manager agreement with CIM and CION Securities, LLC (formerly, ICON Securities, LLC), or CION Securities, in connection with the Company's follow-on continuous public offering, which ended on January 25, 2019. Under the amended and restated dealer manager agreement, the dealer manager fee was reduced from up to 3% to up to 2% of gross offering proceeds and selling commissions to the selling dealers were reduced from up to 7% to up to 3% of gross offering proceeds. Such costs were charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 through January 25, 2019, the Company paid or accrued sales commissions of $65,260 to the selling dealers and dealer manager fees of $32,618 to CION Securities.

The Company has entered into an investment advisory agreement with CIM. On November 1, 2018, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2018.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. For the years ended December 31, 2018 and 2017, the Company recorded subordinated incentive fees on income of $8,177 and $3,222, respectively, which are payable to CIM. As of December 31, 2018 and 2017, the liability recorded for subordinated incentive fees was $2,604 and $3,222, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the years ended December 31, 2018, 2017 and 2016, the Company had no liability for and did not record any capital gains incentive fees.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
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

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes CIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offerings (without giving effect to any potential expense support from CIG and its affiliates, which includes CIM). Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of December 31, 2018, the Company raised gross offering proceeds of $1,148,771, of which it can pay up to $17,232 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through December 31, 2018, the Company paid $10,606 of such costs, leaving an additional $6,626 that can be paid. As of the closing of our offering on January 25, 2019, the Company raised gross offering proceeds of $1,155,289, of which it can pay up to $17,329 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through March 14, 2019, the Company paid $10,700 of such costs, leaving an additional $6,629 that can be paid.

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with CIG, whereby CIG agreed to provide expense support to the Company in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. On December 16, 2015 and December 14, 2016, the Company further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the agreement and extending the termination date from December 31, 2016 to December 31, 2017, respectively. On January 2, 2018, the Company entered into an expense support and conditional reimbursement agreement with CIM for purposes of (i) replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement; and (ii) extending the termination date to December 31, 2018. On December 26, 2018, the Company and CIM amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from December 31, 2018 to December 31, 2019.

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

Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. For the year ended December 31, 2018, the Company did not receive any expense support from CIM. For the years ended December 31, 2017 and 2016, the Company did not receive any expense support from CIG or AIM. See Note 5 for additional information on the sources of the Company’s distributions. During the year ended December 31, 2016, the Company recorded obligations to repay expense support from CIG of $667. During the year ended December 31, 2016, the Company repaid expense support to CIG of $1,147. As of December 31, 2017, all expense support previously provided by CIG was repaid. No additional expense support was provided by CIM or CIG and/or AIM, respectively, during the years ended December 31, 2018 and 2017. The Company may or may not be requested to reimburse any expense support provided in the future.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

The Company or CIM may terminate the expense support and conditional reimbursement agreement at any time. CIM has indicated that it expects to continue such expense support to ensure that the Company bears a reasonable level of expenses in relation to its income. If the Company terminates the investment advisory agreement with CIM, the Company may be required to repay all unreimbursed expense support funded by CIM within three years of the date of termination. There will be no acceleration or increase of such repayment obligation at termination of the investment advisory agreement with CIM. The specific amount of expense support provided by CIM, if any, will be determined at the end of each quarter. There can be no assurance that the expense support and conditional reimbursement agreement will remain in effect or that CIM will support any portion of the Company’s expenses in future quarters.
As of December 31, 2018 and 2017, the total liability payable to CIM and its affiliates was $12,825 and $11,603, respectively, which primarily related to fees earned by CIM during the three months ended December 31, 2018 and 2017, respectively.
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

The Company’s board of directors declared or ratified distributions for 52 record dates during each of the years ended December 31, 2018, 2017 and 2016.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

The following table presents cash distributions per share that were declared during the years ended December 31, 2018, 2017 and 2016:

	Distributions
Three Months Ended	Per Share	Amount
2016
March 31, 2016 (thirteen record dates)	$0.1829	$19,004
June 30, 2016 (thirteen record dates)	0.1829	19,167
September 30, 2016 (thirteen record dates)	0.1829	19,480
December 31, 2016 (thirteen record dates)	0.1829	19,808
Total distributions for the year ended December 31, 2016	$0.7316	$77,459
2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
June 30, 2017 (thirteen record dates)	0.1829	20,371
September 30, 2017 (thirteen record dates)	0.1829	20,644
December 31, 2017 (thirteen record dates)	0.1829	20,923
Total distributions for the year ended December 31, 2017	$0.7316	$82,061
2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
June 30, 2018 (thirteen record dates)	0.1829	21,004
September 30, 2018 (thirteen record dates)	0.1829	20,776
December 31, 2018 (thirteen record dates)	0.1829	20,701
Total distributions for the year ended December 31, 2018	$0.7316	$83,483
On December 24, 2018, the Company's co-chief executive officers declared regular weekly cash distributions of $0.014067 per share for January 2019 through March 2019.  Each distribution was paid or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
January 1, 2019	January 30, 2019	$0.014067
January 8, 2019	January 30, 2019	$0.014067
January 15, 2019	January 30, 2019	$0.014067
January 22, 2019	January 30, 2019	$0.014067
January 29, 2019	January 30, 2019	$0.014067
February 5, 2019	February 27, 2019	$0.014067
February 12, 2019	February 27, 2019	$0.014067
February 19, 2019	February 27, 2019	$0.014067
February 26, 2019	February 27, 2019	$0.014067
March 5, 2019	March 27, 2019	$0.014067
March 12, 2019	March 27, 2019	$0.014067
March 19, 2019	March 27, 2019	$0.014067
March 26, 2019	March 27, 2019	$0.014067

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
December 31, 2018
(in thousands, except share and per share amounts)

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

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For the year ended December 31, 2018, none of the Company's distributions resulted from expense support from CIM. For the years ended December 31, 2016 and 2017, none of the Company's distributions resulted from expense support from CIG or AIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIM provides such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods.

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018			2017			2016
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.7316	$83,483	100.0%	$0.6833	$76,683	93.4%	$0.4463	$47,235	61.0%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	—	—	—	0.0315	3,494	4.3%	0.2480	26,273	33.9%
Net gain on TRS loan sales(1)	—	—	—	0.0168	1,884	2.3%	0.0278	2,916	3.8%
Net realized gain on investments and foreign currency	—	—	—	—	—	—	0.0095	1,035	1.3%
Total distributions	$0.7316	$83,483	100.0%	$0.7316	$82,061	100.0%	$0.7316	$77,459	100.0%

(1)
During the year ended December 31, 2017, the Company realized losses that were not then deductible on a tax-basis of $19,334 primarily due to the purchase of loans by Flatiron Funding II, LLC in connection with the TRS refinancing that were previously held in the TRS. As of December 31, 2018, realized losses of $12,537 related to the TRS refinancing remained non-deductible on a tax-basis. See Note 8 for an additional discussion regarding this purchase. During the year ended December 31, 2016, the Company realized losses on TRS loans of $1,030, which were not deductible on a tax-basis until 2017.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

Note 6. Investments

The composition of the Company’s investment portfolio as of December 31, 2018 and 2017 at amortized cost and fair value was as follows:

	December 31, 2018			December 31, 2017
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,492,034	$1,462,989	79.0%	$1,088,512	$1,100,336	73.0%
Senior secured second lien debt	341,595	323,365	17.4%	342,906	333,944	22.1%
Collateralized securities and structured products - debt	15,193	15,193	0.8%	25,411	25,289	1.7%
Collateralized securities and structured products - equity	16,794	14,827	0.8%	19,833	18,525	1.2%
Unsecured debt	—	—	—	7,653	7,639	0.5%
Equity	38,610	36,399	2.0%	21,538	21,915	1.5%
Subtotal/total percentage	1,904,226	1,852,773	100.0%	1,505,853	1,507,648	100.0%
Short term investments(2)	12,537	12,537		206,547	206,547
Total investments	$1,916,763	$1,865,310		$1,712,400	$1,714,195

(1)	Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$325,180	17.5%	$255,608	17.0%
Services: Business	218,888	11.7%	195,251	13.0%
Services: Consumer	133,210	7.2%	46,702	3.1%
Media: Advertising, Printing & Publishing	131,620	7.1%	65,795	4.4%
High Tech Industries	126,620	6.8%	194,902	12.9%
Media: Diversified & Production	114,303	6.2%	117,896	7.8%
Capital Equipment	98,994	5.3%	53,276	3.5%
Chemicals, Plastics & Rubber	74,575	4.0%	82,981	5.5%
Telecommunications	74,261	4.0%	58,891	3.9%
Beverage, Food & Tobacco	73,494	4.0%	25,631	1.7%
Banking, Finance, Insurance & Real Estate	57,917	3.1%	19,857	1.3%
Energy: Oil & Gas	54,907	3.0%	38,397	2.5%
Hotel, Gaming & Leisure	54,689	3.0%	29,550	2.0%
Aerospace & Defense	45,655	2.5%	52,312	3.5%
Retail	42,450	2.3%	33,319	2.2%
Consumer Goods: Non-Durable	37,148	2.0%	7,055	0.5%
Consumer Goods: Durable	35,709	1.9%	60,863	4.0%
Construction & Building	33,483	1.8%	24,633	1.6%
Transportation: Cargo	30,614	1.7%	32,877	2.2%
Diversified Financials	30,020	1.6%	43,814	2.9%
Automotive	24,645	1.3%	40,565	2.7%
Forest Products & Paper	19,525	1.1%	5,599	0.4%
Metals & Mining	10,333	0.6%	12,785	0.8%
Environmental Industries	2,955	0.2%	2,865	0.2%
Media: Broadcasting & Subscription	1,578	0.1%	6,224	0.4%
Subtotal/total percentage	1,852,773	100.0%	1,507,648	100.0%
Short term investments	12,537		206,547
Total investments	$1,865,310		$1,714,195

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

	December 31, 2018		December 31, 2017
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,740,168	93.9%	$1,379,180	91.5%
Canada	27,122	1.6%	29,114	1.9%
Netherlands	18,015	1.0%	18,317	1.2%
Germany	15,193	0.8%	19,231	1.3%
Cayman Islands	14,827	0.8%	18,525	1.2%
Luxembourg	13,833	0.7%	18,836	1.2%
Marshall Islands	9,404	0.5%	10,012	0.7%
France	5,965	0.3%	5,606	0.4%
Cyprus	4,616	0.2%	5,137	0.3%
United Kingdom	2,955	0.2%	2,865	0.2%
Bermuda	675	—	825	0.1%
Subtotal/total percentage	1,852,773	100.0%	1,507,648	100.0%
Short term investments	12,537		206,547
Total investments	$1,865,310		$1,714,195

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.
As of December 31, 2018 and 2017, investments on non-accrual status represented 1.4% of the Company's investment portfolio on a fair value basis.

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2018 and 2017, the Company’s unfunded commitments amounted to $79,078 and $48,259, respectively. As of March 14, 2019, the Company’s unfunded commitments amounted to $86,957. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

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
December 31, 2018
(in thousands, except share and per share amounts)

The value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS were valued in the same manner as loans owned by the Company. As of December 31, 2017, Citibank returned all cash collateral to Flatiron.

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. For the years ended December 31, 2018, 2017 and 2016, net realized (loss) gain on the TRS consisted of the following:

	Years Ended December 31,
	2018	2017	2016
Interest and other income from TRS portfolio	$—	$6,511	$39,746
Interest and other expense from TRS portfolio	—	(3,017)	(13,473)
Net (loss) gain on TRS loan sales	—	(17,450)	1,886
Net realized (loss) gain(1)	$—	$(13,956)	$28,159
(1) Net realized (loss) gain is reflected in net realized (loss) gain on total return swap on the Company's consolidated statements of operations and in net increase in net assets resulting from operations on the Company's consolidated statements of cash flows.

On March 29, 2017, Flatiron Funding II purchased certain loans underlying the TRS with a notional value of $363,860 in connection with the TRS refinancing. See Note 8 for additional information on Flatiron Funding II and the Citibank Credit Facility.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2018:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	L+2.00%	$298,542	$26,458	March 30, 2020
JPM Credit Facility	Term Loan Credit Facility	L+3.00%	250,000	25,000	August 24, 2021
UBS Facility	Repurchase Agreement	L+3.50%	200,000	—	May 19, 2020
MS Credit Facility	Revolving Credit Facility	L+3.00%	150,000	50,000	December 19, 2022

Citibank Credit Facility

On March 29, 2017, Flatiron Funding II entered into a senior secured credit facility with Citibank. The senior secured credit facility with Citibank, or the Citibank Credit Facility, provides for a revolving credit facility in an aggregate principal amount of $325,000, subject to compliance with a borrowing base. On July 11, 2017, Flatiron Funding II amended the Citibank Credit Facility, or the Amended Citibank Credit Facility, with Citibank to make certain immaterial administrative amendments as a result of the termination of AIM as the Company's investment sub-advisor as discussed in Note 1.

As of December 31, 2018 and 2017, the principal amount outstanding on the Amended Citibank Credit Facility was $298,542 and $324,542, respectively.

On March 14, 2019, Flatiron Funding II further amended the Citibank Credit Facility, or the Second Amended Citibank Credit Facility, with Citibank to (i) increase the aggregate principal amount available for borrowings from $325,000 to $350,000, subject to compliance with a borrowing base, (ii) extend the reinvestment period for two years until March 29, 2021 and (iii) extend the maturity date until March 30, 2022.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

Advances under the Second Amended Citibank Credit Facility bear interest at a floating rate equal to (1) the higher of (a) the Citibank prime rate, (b) the federal funds rate plus 1.5% or (c) the three-month LIBOR plus 1.0%, plus (2) a spread of (a) 2% per year during the period from and including March 29, 2017 and the earlier of March 29, 2021 and the date the Second Amended Citibank Credit Facility matures, or (b) 3% per year during the period from the date the Second Amended Citibank Credit Facility matures until all obligations under the Second Amended Citibank Credit Facility have been paid in full. Interest is payable quarterly in arrears. All advances under the Second Amended Citibank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than March 30, 2022. Flatiron Funding II may prepay advances pursuant to the terms and conditions of the credit and security agreement, subject to a 0.50% premium if the amount of the Second Amended Citibank Credit Facility is reduced or terminated on or prior to March 29, 2019. Flatiron Funding II must repay 50% of advances under the Second Amended Citibank Credit Facility outstanding on March 29, 2021 by September 15, 2021. In addition, Flatiron Funding II will be subject to a non-usage fee of 0.75% per year (subject to an increase to 2% in certain circumstances) on the amount, if any, of the aggregate principal amount available under the Second Amended Citibank Credit Facility that has not been borrowed. The non-usage fees, if any, are payable quarterly in arrears. Flatiron Funding II incurred certain customary costs and expenses in connection with obtaining and amending the Citibank Credit Facility.

As of March 15, 2019, the principal amount outstanding on the Second Amended Citibank Credit Facility was $255,042.

The Company incurred debt issuance costs of $1,945 in connection with obtaining the Citibank Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended Citibank Credit Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended Citibank Credit Facility. At December 31, 2018, the unamortized portion of the debt issuance costs was $805.

Flatiron Funding II purchased loans and other corporate debt securities with a fair value of $354,967 on the closing date pursuant to master participation and assignment agreements between Flatiron Funding II and each of 15th Street Loan Funding LLC and 15th Street Loan Funding 2 LLC, each a special purpose subsidiary of Citibank. 15th Street Loan Funding LLC and 15th Street Loan Funding 2 LLC held loans and other corporate debt securities in connection with the TRS Agreement between Citibank and Flatiron. Flatiron Funding II’s obligations to Citibank under the Second Amended Citibank Credit Facility are secured by a first priority security interest in all of the assets of Flatiron Funding II. The obligations of Flatiron Funding II under the Second Amended Citibank Credit Facility are non-recourse to the Company, and the Company’s exposure under the Second Amended Citibank Credit Facility is limited to the value of the Company’s investment in Flatiron Funding II.

In connection with the Second Amended Citibank Credit Facility, Flatiron Funding II has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the year ended December 31, 2018, Flatiron Funding II was in compliance with all covenants and reporting requirements.

For the year ended December 31, 2018 and for the period from March 29, 2017 through December 31, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended Citibank Credit Facility were as follows:

	Year Ended December 31, 2018	For the Period from March 29, 2017 through December 31, 2017
Stated interest expense	$13,186	$6,447
Non-usage fee	94	398
Amortization of deferred financing costs	647	493
Total interest expense	$13,927	$7,338
Weighted average interest rate(1)	4.17%	3.46%
Average borrowings	$312,591	$256,259
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
December 31, 2018
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

As of December 31, 2018 and 2017, the principal amount outstanding on the Amended JPM Credit Facility was $250,000 and $224,423, respectively.

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
In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the year ended December 31, 2018, 34th Street was in compliance with all covenants and reporting requirements.
The Company incurred debt issuance costs of $4,052 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of December 31, 2018 and will amortize to interest expense over the term of the Amended JPM Credit Facility. At December 31, 2018, the unamortized portion of the debt issuance costs was $1,766.
For the years ended December 31, 2018 and 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Stated interest expense	$12,634	$10,652
Non-usage fee	157	5
Amortization of deferred financing costs	1,103	882
Total interest expense	$13,894	$11,539
Weighted average interest rate(1)	5.40%	4.68%
Average borrowings	$233,743	$224,423
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

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

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the amended UBS Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the amended UBS Facility. At December 31, 2018, the unamortized portion of the upfront fee and other expenses was $1,299.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

As of December 31, 2018, Notes in the aggregate principal amount of $266,667 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the amended UBS Facility for aggregate proceeds of $200,000. The carrying amount outstanding under the amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of December 31, 2018, the amount due at maturity under the amended UBS Facility was $200,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.
As of December 31, 2018 and 2017, the principal amount outstanding on the amended UBS Facility was $200,000 and $162,500, respectively.
As of December 31, 2018, the fair value of assets held by Murray Hill Funding II was $344,148.
For the year ended December 31, 2018 and for the period from May 19, 2017 through December 31, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the amended UBS Facility were as follows:

	Year Ended December 31, 2018	For the Period from May 19, 2017 through December 31, 2017
Stated interest expense	$10,934	$3,655
Amortization of deferred financing costs	940	398
Total interest expense	$11,874	$4,053
Weighted average interest rate(1)	5.66%	4.82%
Average borrowings	$190,651	$120,980
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
On July 9, 2018, 33rd Street Funding amended and restated the MS Credit Facility to make certain immaterial administrative amendments. 33rd Street Funding further amended and restated the MS Credit Facility, or the Amended MS Credit Facility, with MS on December 18, 2018. Pursuant to the amendment, 33rd Street Funding may prepay advances pursuant to the terms and conditions of the loan and servicing agreement, subject to a 3% premium if the amount of the Amended MS Credit Facility is reduced below $100,000 or terminated on or prior to March 19, 2019, and subject to a 2% or 1% premium if the amount of the Amended MS Credit Facility is reduced or terminated on or prior to December 19, 2019 or December 19, 2020, respectively.

Pursuant to the terms of the loan and servicing agreement, on March 15, 2019, 33rd Street Funding reduced the aggregate principal amount available for borrowings under the MS Credit Facility from $200,000 to $150,000.

In connection with the Amended MS Credit Facility, 33rd Street Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Amended MS Credit Facility contains customary events of default for similar financing transactions, including, without limitation: (a) the failure to make any payment when due and thereafter (other than with respect to payments of principal and interest), within one business day following the earlier of (i) 33rd Street Funding becoming aware of such failure; or (ii) notice of such default is provided by MS; (b) the insolvency or bankruptcy of 33rd Street Funding, the Company or CIM; (c) a change of control of 33rd Street Funding shall have occurred or CIM ceases to be the investment advisor of the Company; (d) the failure by 33rd Street Funding to make any payment when due in connection with any of its other indebtedness having an aggregate value of at least $500, or any other default by 33rd Street Funding of any agreement related to such indebtedness; (e) any representation, warranty, condition or agreement of 33rd Street Funding, the Company or CIM under the loan and servicing agreement is incorrect or not performed, which if capable of being cured, is not cured within 30 days; and (f) the failure to satisfy certain financial covenants, which if capable of being cured, is not cured within the time period specified in the loan and servicing agreement. Upon the occurrence and during the continuation of an event of default, MS may declare the outstanding advances and all other obligations under the Amended MS Credit Facility immediately due and payable.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

The Company contributed loans and other corporate debt securities to 33rd Street Funding in exchange for 100% of the membership interests of 33rd Street Funding, and may contribute additional loans and other corporate debt securities to 33rd Street Funding in the future. 33rd Street Funding’s obligations to MS under the Amended MS Credit Facility are secured by a first priority security interest in all of the assets of 33rd Street Funding. The obligations of 33rd Street Funding under the Amended MS Credit Facility are non-recourse to the Company, and the Company's exposure under the Amended MS Credit Facility is limited to the value of the Company's investment in 33rd Street Funding. 33rd Street Funding has appointed CIM to manage its portfolio.

On June 5, 2018, June 12, 2018 and June 28, 2018, 33rd Street Funding drew down $25,000, $75,000 and $50,000 of borrowings under the MS Credit Facility, respectively. As of December 31, 2018 and 2017, the principal amount outstanding on the Amended MS Credit Facility and the MS Credit Facility was $150,000 and $0, respectively.

33rd Street Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,591 in connection with obtaining the MS Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended MS Credit Facility. On June 5, 2018, unamortized upfront fees were recorded as a direct reduction to the outstanding balance of the Amended MS Credit Facility, which is included in the Company’s consolidated balance sheet as of December 31, 2018. At December 31, 2018, the unamortized portion of the upfront fee and other expenses was $2,056.

For the year ended December 31, 2018 and for the period from December 19, 2017 through December 31, 2017, the components of interest expense, average borrowings, and weighted average interest rate for the Amended MS Credit Facility were as follows:

	Year Ended December 31, 2018	For the Period from December 19, 2017 through December 31, 2017
Stated interest expense	$4,451	$—
Non-usage fee	953	—
Amortization of deferred financing costs	518	17
Total interest expense	$5,922	$17
Weighted average interest rate(1)	6.46%	—
Average borrowings	$81,712	$—
(1) Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended MS Credit Facility and is annualized for periods covering less than one year.

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

For the years ended December 31, 2018 and 2017, the components of interest expense for the EWB Credit Facility were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Non-usage fee	$—	$65
Amortization of deferred financing costs	—	63
Total interest expense	$—	$128

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of December 31, 2018 and 2017, according to the fair value hierarchy:

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,462,989	$1,462,989	$—	$—	$1,100,336	$1,100,336
Senior secured second lien debt	—	—	323,365	323,365	—	—	333,944	333,944
Collateralized securities and structured products - debt	—	—	15,193	15,193	—	—	25,289	25,289
Collateralized securities and structured products - equity	—	—	14,827	14,827	—	—	18,525	18,525
Unsecured debt	—	—	—	—	—	—	7,639	7,639
Equity	7,323	—	29,076	36,399	5,638	—	16,277	21,915
Short term investments	12,537	—	—	12,537	206,547	—	—	206,547
Total Investments	$19,860	$—	$1,845,450	$1,865,310	$212,185	$—	$1,502,010	$1,714,195

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2017	$1,100,336	$333,944	$25,289	$18,525	$7,639	$16,277	$1,502,010
Investments purchased	1,135,574	128,644	—	—	—	13,737	1,277,955
Net realized (loss) gain	(243)	(5,916)	367	137	21	—	(5,634)
Net change in unrealized (depreciation) appreciation	(40,869)	(9,268)	122	(659)	14	(938)	(51,598)
Accretion of discount	15,133	2,888	362	—	4	—	18,387
Sales and principal repayments	(746,942)	(126,927)	(10,947)	(3,176)	(7,678)	—	(895,670)
Ending balance, December 31, 2018	$1,462,989	$323,365	$15,193	$14,827	$—	$29,076	$1,845,450
Change in net unrealized (depreciation) appreciation on investments still held as of December 31, 2018(1)	$(34,996)	$(14,160)	$295	$(1,086)	$—	$(1,111)	$(51,058)
(1) Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

	Year Ended December 31, 2017
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total Return Swap	Total
Beginning balance, December 31, 2016	$489,913	$434,347	$38,114	$34,648	$16,851	$5,107	$(15,402)	$1,003,578
Investments purchased	1,172,883	224,820	—	—	8,736	14,308	—	1,420,747
Net realized (loss) gain	(9,992)	117	(631)	728	145	(2,607)	(13,956)	(26,196)
Net change in unrealized appreciation (depreciation)	11,815	(6,069)	1,235	1,757	425	(251)	15,402	24,314
Accretion of discount	9,193	7,368	41	—	53	—	—	16,655
Sales and principal repayments	(573,476)	(326,639)	(13,470)	(18,608)	(18,571)	(280)	13,956	(937,088)
Ending balance, December 31, 2017	$1,100,336	$333,944	$25,289	$18,525	$7,639	$16,277	$—	$1,502,010
Change in net unrealized appreciation (depreciation) on investments still held as of December 31, 2017(1)	$12,485	$(4,908)	$928	$1,564	$(14)	$105	$—	$10,160

(1)
Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations except where related to the total return swap, which is included in net change in unrealized (depreciation) appreciation on total return swap.

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$959,417	Discounted Cash Flow	Discount Rates	3.0%	-	32.5%	10.6%
	497,641	Broker Quotes	Broker Quotes	N/A			N/A
	2,270	Market Comparable Approach	EBITDA Multiple	4.00x	-	5.00x	4.00x
	1,298		Revenue Multiple	0.15x	-	0.20x	0.18x
	2,363	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	170,578	Discounted Cash Flow	Discount Rates	9.6%	-	25.7%	11.9%
	145,734	Broker Quotes	Broker Quotes	N/A			N/A
	7,053	Market Comparable Approach	EBITDA Multiple	8.25x	-	9.25x	8.79x
Collateralized securities and structured products - debt	15,193	Discounted Cash Flow	Discount Rates	N/A			11.0%
Collateralized securities and structured products - equity	14,827	Discounted Cash Flow	Discount Rates	13.3%	-	15.0%	13.9%
Equity	24,077	Market Comparable Approach	EBITDA Multiple	4.00x	-	10.00x	7.96x
	3,236		Revenue Multiple	0.15x	-	1.25x	1.00x
	1,461	Broker Quotes	Broker Quotes	N/A			N/A
	302	Options Pricing Model	Expected Volatility	33.0%	-	110.7%	56.7%
Total	$1,845,450

(1)	Weighted average amounts are based on the estimated fair values.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
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

The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien debt, senior secured second lien debt, collateralized securities and structured products, unsecured debt and equity are discount rates, EBITDA multiples, revenue multiples, broker quotes and expected volatility. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively. A significant increase or decrease in the EBITDA multiples, revenue multiples, expected proceeds from proposed corporate transactions, broker quotes and expected volatility would result in a significantly higher or lower fair value measurement, respectively.
Note 10. General and Administrative Expense

General and administrative expense consisted of the following items for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Professional fees	$1,480	$1,182	$1,623
Transfer agent expense	1,315	1,284	1,272
Valuation expense	762	1,238	625
Dues and subscriptions	667	837	775
Accounting and administrative costs	637	590	573
Director fees and expenses	444	438	274
Insurance expense	408	411	376
Printing and marketing expense	273	374	553
Due diligence fees	182	165	470
Other expenses	282	597	176
Total general and administrative expense	$6,450	$7,116	$6,717

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
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

As of December 31, 2018 and 2017, the Company’s unfunded commitments were as follows:

Unfunded Commitments	December 31, 2018(1)	December 31, 2017(1)
TherapeuticsMD, Inc.	$25,000	$—
Mimeo.com, Inc.	13,000	—
CircusTrix Holdings, LLC	5,573	—
DFC Global Facility Borrower II LLC	5,317	10,425
Foundation Consumer Healthcare, LLC	4,211	4,211
Lift Brands, Inc.	4,150	—
Ministry Brands, LLC	2,924	1,865
Instant Web, LLC	2,704	—
Elemica, Inc.	2,500	2,500
Moss Holding Company	2,232	3,278
Adams Publishing Group, LLC	2,069	—
Charming Charlie, LLC	1,938	1,048
American Media, Inc.	1,778	237
Adapt Laser Acquisition, Inc.	1,500	—
Teladoc, Inc.	1,250	1,250
Ivy Hill Middle Market Credit Fund VIII, Ltd.	1,111	1,111
Woodstream Corp.	559	—
OTG Management, LLC	514	—
Studio Movie Grill Holdings, LLC	468	1,608
PDI TA Holdings, Inc.	237	815
Achilles Acquisition, LLC	43	—
Centene Corp.	—	12,170
Discovery DJ Services LLC	—	4,706
VLS Recovery Services, LLC	—	1,108
Pathway Partners Vet Management Company LLC	—	818
Frontline Technologies Group Holding LLC	—	540
Covenant Surgical Partners, Inc.	—	458
Accruent, LLC	—	111
Total	$79,078	$48,259

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise.  For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2018 and 2017, refer to the table above and the consolidated schedules of investments. As of March 14, 2019, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $86,957.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
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
Note 12. Fee Income

Fee income consists of commitment fees, amendment fees, origination fees and administrative agent fees. The following table summarizes the Company’s fee income for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Commitment fees	$1,157	$931	$417
Amendment fees	984	5,997	261
Origination fees	280	—	—
Administrative agent fees	55	—	20
Total	$2,476	$6,928	$698

Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	Years Ended December 31,
	2018	2017	2016	2015	2014
Per share data:(1)
Net asset value at beginning of period	$9.14	$9.11	$8.71	$9.22	$9.32
Results of operations:
Net investment income(2)	0.79	0.78	0.47	0.32	0.21
Net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments and (loss) gain on foreign currency(3)	(0.51)	(0.03)	0.21	(0.17)	—
Net realized gain and net change in unrealized appreciation on total return swap	—	0.01	0.45	—	0.33
Net increase in net assets resulting from operations(3)	0.28	0.76	1.13	0.15	0.54
Shareholder distributions:
Distributions from net investment income	(0.73)	(0.68)	(0.45)	(0.32)	(0.19)
Distributions from net realized gains	—	(0.05)	(0.28)	(0.40)	(0.54)
Distributions in excess of net investment income(4)	—	—	—	(0.01)	—
Net decrease in net assets from shareholders' distributions	(0.73)	(0.73)	(0.73)	(0.73)	(0.73)
Capital share transactions:
Issuance of common stock above net asset value(5)	—	—	—	0.07	0.09
Repurchases of common stock(6)	—	—	—	—	—
Net increase in net assets resulting from capital share transactions	—	—	—	0.07	0.09
Net asset value at end of period	$8.69	$9.14	$9.11	$8.71	$9.22
Shares of common stock outstanding at end of period	112,709,239	115,781,751	109,787,557	103,814,361	53,818,629
Total investment return-net asset value(7)	2.98%	8.76%	13.51%	2.13%	6.92%
Net assets at beginning of period	$1,058,691	$999,763	$904,326	$496,389	$144,571
Net assets at end of period	$979,271	$1,058,691	$999,763	$904,326	$496,389
Average net assets	$1,035,861	$1,026,998	$936,739	$719,358	$313,044
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	8.71%	8.50%	5.27%	3.46%	2.24%
Ratio of gross operating expenses to average net assets(9)	9.46%	6.34%	3.51%	3.90%	3.58%
Ratio of expenses (before expense support from CIG and recoupment of expense support) to average net assets(10)	9.46%	6.34%	3.44%	3.25%	3.98%
Ratio of net expense recoupments to average net assets(11)	—	—	0.07%	0.65%	(0.40)%
Ratio of net operating expenses to average net assets	9.46%	6.34%	3.51%	3.90%	3.58%
Portfolio turnover rate(12)	52.46%	68.07%	29.78%	20.94%	68.98%
Asset coverage ratio(13)	2.09	2.49	3.04	2.84	2.52

(1)	The per share data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 was derived by using the weighted average shares of common stock outstanding during each period.

(2)
Net investment income per share includes expense support from CIG of $0.06 per share for the year ended December 31, 2014. There was no expense support from CIM for the year ended December 31, 2018. There was no expense support from CIG or AIM for the years ended December 31, 2017, 2016 or 2015. Net investment income per share also includes expense support recoupments by CIG of $0.01, $0.06 and $0.02 per share for the years ended December 31, 2016, 2015 and 2014, respectively. There was no expense support recoupments by CIG for the years ended December 31, 2018 or 2017.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

(3)
The amount shown for net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

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

(5)
The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the years ended December 31, 2018, 2017 and 2016.

(6)
Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

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

(8)
Excluding the impact of expense support from CIG and/or the recoupment of expense support by CIG during the period, the ratio of net investment income to average net assets would have been 5.34%, 4.11% and 1.84% for the years ended December 31, 2016, 2015 and 2014, respectively.

(9)	Ratio of gross operating expenses to average net assets does not include expense support provided by CIM or CIG and/or AIM, if any.

(10)	The ratio of gross expense recoupments by CIG to average net assets for the years ended December 31, 2016, 2015 and 2014 was 0.07%, 0.65% and 0.20%, respectively.

(11)
In order to record an obligation to reimburse CIM for expense support provided, the ratio of gross operating expenses to average net assets, when considering the recoupment, in the period in which recoupment is sought, cannot exceeded the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the years ended December 31, 2018, 2017, 2016, 2015 and 2014, the ratio of gross operating expenses to average net assets, when considering recoupment of expense support, was 0.57%, 0.63%, 0.59%, 0.63% and 0.80%, respectively.

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

Note 14. Income Taxes

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute substantially all of its taxable income to its shareholders. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to corporate level federal income tax or federal excise taxes. Accordingly, no federal income tax provision was required for the years ended December 31, 2018 and 2017.

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

As of December 31, 2018 and 2017, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	December 31, 2018	December 31, 2017
Paid-in-capital in excess of par value	$(194)	$(233)
Accumulated losses	194	233

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share amounts)

These permanent differences are primarily due to the reclassification of nondeductible expenses. These reclassifications had no effect on net assets.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV and were as follows for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	$83,483	100.0%	$81,134	98.9%	$76,553	98.8%
Realized long term capital gains	—	—	927	1.1%	906	1.2%
Total	$83,483	100.0%	$82,061	100.0%	$77,459	100.0%

(1)	Includes net short term capital gains and realized gains on total return swap of $3,828, $5,484 and $31,007 for the years ended December 31, 2018, 2017 and 2016, respectively.

See Note 5, Distributions, for further information.

As of December 31, 2018 and 2017, the components of accumulated earnings on a tax basis were as follows:

	December 31, 2018	December 31, 2017
Undistributed ordinary income	$7,127	$10,508
Other accumulated losses	(2,933)	(3,354)
Net unrealized depreciation on investments and total return swap	(73,729)	(24,568)
	$(69,535)	$(17,414)

As of December 31, 2018, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $11,059; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $84,788; the net unrealized depreciation was $73,729; and the aggregate cost of securities for Federal income tax purposes was $1,939,039.

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
December 31, 2018
(in thousands, except share and per share amounts)

Note 15. Selected Quarterly Financial Data (unaudited)

The following is the selected quarterly financial data as of and for the years ended December 31, 2018 and 2017. The following information reflects all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Investment income	$41,162	$43,623	$54,417	$48,936
Net investment income	21,862	22,035	24,872	21,408
Net realized and unrealized loss on investments, foreign currency and total return swap	(2,129)	(4,017)	(9,515)	(43,206)
Net increase (decrease) in net assets resulting from operations	19,733	18,018	15,357	(21,798)
Net increase (decrease) in net assets resulting from operations per share of common stock	0.17	0.16	0.14	(0.19)
Net asset value per share of common stock at end of quarter	9.13	9.11	9.06	8.69
Weighted average shares of common stock outstanding	114,849,958	114,830,847	113,490,567	113,230,595

Quarter Ended	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Investment income	$28,913	$36,750	$41,773	$44,996
Net investment income	17,413	21,535	24,797	23,565
Net realized and unrealized (loss) gain on investments, foreign currency and total return swap	(1,534)	8,006	(4,416)	(3,467)
Net increase in net assets resulting from operations	15,879	29,541	20,381	20,098
Net increase in net assets resulting from operations per share of common stock	0.14	0.27	0.18	0.18
Net asset value per share of common stock at end of quarter	9.07	9.15	9.15	9.14
Weighted average shares of common stock outstanding	110,083,778	111,447,448	112,954,234	114,486,933

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

In connection with the preparation of our annual consolidated financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III
We will file a Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our Definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

10.9
Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of December 26, 2018, by and between CĪON Investment Corporation and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2018 (File No. 814-00941)).

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

10.17
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

10.22
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

10.24
Second Amendment, dated as of March 14, 2019, to Credit and Security Agreement, dated as of March 29, 2017, by and among Flatiron Funding II, LLC, CION Investment Management, LLC, CÎON Investment Corporation, the Lenders from time to time party thereto, Citibank, N.A. and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2019 (File No. 814-00941)).

10.25
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

10.29
Amended and Restated Indenture, dated as of December 1, 2017, by and between Murray Hill Funding II, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2017 (File No. 814-00941)).

10.30	Murray Hill Funding II, LLC Class A Notes Due 2027 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

Exhibit Number	Description of Document

10.31
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

10.36
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

10.38
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

10.41
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
Date: March 18, 2019
CĪON Investment Corporation
(Registrant)
By:  /s/ Michael A. Reisner
Michael A. Reisner
        Co-Chief Executive Officer
By:  /s/ Mark Gatto
Mark Gatto
        Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 18, 2019
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