Form 10-Q
period 2019-03-31
CION Investment Corp
filed 2019-05-10
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 9, 2019 was 113,803,885.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,826,565 and $1,866,316, respectively)	$1,779,960	$1,823,338
Non-controlled, affiliated investments (amortized cost of $50,541 and $50,447, respectively)	41,643	41,972
Total investments, at fair value (amortized cost of $1,877,106 and $1,916,763, respectively)	1,821,603	1,865,310
Cash	7,281	17,579
Interest receivable on investments	17,120	17,596
Dividends receivable	—	—
Receivable due on investments sold	43,392	5,787
Prepaid expenses and other assets	88	189
Total assets	$1,889,484	$1,906,461

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $6,527 and $5,927, respectively)	$876,015	$892,615
Payable for investments purchased	12,960	16,851
Accounts payable and accrued expenses	875	939
Interest payable	3,696	3,960
Accrued management fees	9,331	9,308
Accrued subordinated incentive fee on income	5,375	2,604
Accrued administrative services expense	97	913
Total liabilities	908,349	927,190

Commitments and contingencies (Note 4 and Note 10)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
113,401,873 and 112,709,239 shares issued and outstanding, respectively	113	113
Capital in excess of par value	1,054,913	1,048,693
Accumulated losses	(73,891)	(69,535)
Total shareholders' equity	981,135	979,271
Total liabilities and shareholders' equity	$1,889,484	$1,906,461
Net asset value per share of common stock at end of period	$8.65	$8.69
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Investment income
Interest income:
Non-controlled, non-affiliated investments	$47,798	$40,832
Non-controlled, affiliated investments	423	116
Total interest income	48,221	40,948
Non-cash dividend income:
Non-controlled, non-affiliated investments	90	—
Non-controlled, affiliated investments	2,562	—
Total non-cash dividend income	2,652	—
Fee and other income	298	214
Total investment income	51,171	41,162
Operating expenses
Management fees	9,331	7,939
Administrative services expense	497	461
Subordinated incentive fee on income	5,375	—
General and administrative	1,389	1,982
Interest expense	13,040	8,918
Total operating expenses	29,632	19,300
Net investment income	21,539	21,862
Realized and unrealized (losses) gains
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	(957)	(681)
Non-controlled, affiliated investments	—	—
Foreign currency	(3)	2
Net realized losses	(960)	(679)
Net change in unrealized depreciation on:
Non-controlled, non-affiliated investments	(3,629)	(1,333)
Non-controlled, affiliated investments	(421)	(117)
Foreign currency	(113)	—
Net change in unrealized depreciation	(4,163)	(1,450)
Net realized and unrealized losses	(5,123)	(2,129)
Net increase in net assets resulting from operations	$16,416	$19,733
Per share information—basic and diluted
Net increase in net assets per share resulting from operations	$0.14	$0.17
Weighted average shares of common stock outstanding	113,624,760	114,849,958
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$21,539	$21,862
Net realized loss on investments	(957)	(681)
Net realized (loss) gain on foreign currency	(3)	2
Net change in unrealized depreciation on investments	(4,050)	(1,450)
Net change in unrealized depreciation on foreign currency translation	(113)	—
Net increase in net assets resulting from operations	16,416	19,733
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(20,772)	(21,002)
Net decrease in net assets resulting from shareholders' distributions	(20,772)	(21,002)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $296 and $471, respectively	6,220	11,666
Reinvestment of shareholders' distributions	9,361	9,844
Repurchase of common stock	(9,361)	(18,379)
Net increase in net assets resulting from capital share transactions	6,220	3,131

Total increase in net assets	1,864	1,862
Net assets at beginning of period	979,271	1,058,691
Net assets at end of period	$981,135	$1,060,553
Net asset value per share of common stock at end of period	$8.65	$9.13
Shares of common stock outstanding at end of period	113,401,873	116,108,932
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$16,416	$19,733
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by
(used in) operating activities:
Net accretion of discount on investments	(3,017)	(5,094)
Proceeds from principal repayment of investments	95,142	192,418
Purchase of investments	(143,445)	(322,156)
Paid-in-kind interest and dividends capitalized	(3,239)	(665)
(Increase) decrease in short term investments, net	(13,631)	25,452
Proceeds from sale of investments	106,861	60,369
Net realized loss on investments	957	681
Net unrealized depreciation on investments	4,050	1,450
Amortization of debt issuance costs	828	737
(Increase) decrease in interest receivable on investments	505	334
(Increase) decrease in receivable due on investments sold	(37,605)	3,002
(Increase) decrease in prepaid expenses and other assets	101	5
Increase (decrease) in payable for investments purchased	(3,891)	2,396
Increase (decrease) in accounts payable and accrued expenses	(71)	(81)
Increase (decrease) in interest payable	(264)	221
Increase (decrease) in accrued management fees	23	118
Increase (decrease) in accrued administrative services expense	(816)	(445)
Increase (decrease) in due to CIG - offering costs	—	8
Increase (decrease) in subordinated incentive fee on income payable	2,771	(3,222)
Net cash provided by (used in) operating activities	21,675	(24,739)
Financing activities:
Gross proceeds from issuance of common stock	6,516	12,137
Commissions and dealer manager fees paid	(296)	(471)
Repurchase of common stock	(9,361)	(18,379)
Shareholders' distributions paid	(11,411)	(11,158)
Repayments under financing arrangements	(73,500)	—
Borrowings under financing arrangements	57,500	—
Debt issuance costs paid	(1,421)	(6)
Net cash used in financing activities	(31,973)	(17,877)
Net decrease in cash and restricted cash	(10,298)	(42,616)
Cash and restricted cash, beginning of period	17,579	56,354
Cash and restricted cash, end of period	$7,281	$13,738
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,472	$7,976
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$9,361	$9,844
Restructuring of portfolio investment	$2,200	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 144.1%
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022(q)	1 Month LIBOR	Retail	$14,368	$12,223	$10,411
ACProducts, Inc., L+550, 0.00% LIBOR Floor, 2/15/2024(q)	2 Month LIBOR	Construction & Building	5,000	4,753	4,775
Adams Publishing Group, LLC, L+750, 1.00% LIBOR Floor, 7/2/2023(p)(r)	3 Month LIBOR	Media: Advertising, Printing & Publishing	16,216	16,058	16,095
Adams Publishing Group, LLC, 0.38% Unfunded, 7/2/2020(p)	None	Media: Advertising, Printing & Publishing	2,069	—	(16)
Adapt Laser Acquisition, Inc., L+800, 1.00% LIBOR Floor, 12/31/2023(p)	3 Month LIBOR	Capital Equipment	12,000	12,000	12,000
Adapt Laser Acquisition, Inc., 0.50% Unfunded, 12/31/2023	None	Capital Equipment	2,000	—	—
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,950	9,763	9,676
AIS Holdco, LLC, L+500, 0.00% LIBOR Floor, 8/15/2025(q)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	5,486	5,419	5,363
Alchemy US Holdco 1, LLC, L+550, 10/10/2025(q)	3 Month LIBOR	Construction & Building	7,950	7,837	7,950
Allen Media, LLC, L+650, 1.00% LIBOR Floor, 8/30/2023(p)(r)(s)	1 Month LIBOR	Media: Diversified & Production	79,000	77,213	76,729
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020(q)	3 Month LIBOR	Media: Advertising, Printing & Publishing	13,191	12,498	12,399
American Clinical Solutions LLC, 12.50%, 6/11/2020(u)(w)	None	Healthcare & Pharmaceuticals	9,339	8,968	5,697
American Media, LLC, L+750, 0.00% LIBOR Floor, 12/31/2023(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	19,625	19,159	19,134
American Media, LLC, L+750, 0.00% LIBOR Floor, 12/31/2023	3 Month LIBOR	Media: Advertising, Printing & Publishing	85	86	83
American Media, LLC, 0.50% Unfunded, 12/31/2023	None	Media: Advertising, Printing & Publishing	1,617	(41)	(40)
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(p)(q)(r)(s)	2 Month LIBOR	Telecommunications	19,859	18,605	12,809
Analogic Corp., L+600, 1.00% LIBOR Floor, 6/21/2024(r)(s)	1 Month LIBOR	Healthcare & Pharmaceuticals	29,850	29,314	29,551
AP Exhaust Acquisition, LLC, L+500, 1.00% LIBOR Floor, 5/10/2024(q)(r)	3 Month LIBOR	Automotive	10,504	9,940	9,585
APCO Holdings, LLC, L+550, 0.00% LIBOR Floor, 6/9/2025(q)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	11,277	11,175	11,277
Ascent Resources - Marcellus, LLC, L+650, 1.00% LIBOR Floor, 3/30/2023	1 Month LIBOR	Energy: Oil & Gas	712	712	713
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(q)	1 Month LIBOR	Construction & Building	10,801	10,641	10,686
Avison Young (USA) Inc., L+500, 0.00% LIBOR Floor, 1/31/2026(i)(q)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	9,975	9,776	9,825
Bi-Lo, LLC, L+800, 1.00% LIBOR Floor, 5/31/2024(q)(r)	3 Month LIBOR	Retail	12,995	12,617	12,654
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023(r)(s)	2 Month LIBOR	Aerospace & Defense	25,894	25,675	25,376
Cardinal US Holdings, Inc., L+500, 1.00% LIBOR Floor, 7/31/2023(q)	2 Month LIBOR	Services: Business	8,373	7,907	8,252
CB URS Holdings Corp., L+525, 1.00% LIBOR Floor, 9/1/2024(q)(s)	1 Month LIBOR	Transportation: Cargo	16,806	16,713	16,637
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021(q)(s)	1 Month LIBOR	Services: Consumer	24,596	24,615	24,350
Charming Charlie LLC, L+1000, 1.00% LIBOR Floor, 4/24/2023(u)(v)(w)	1 Month LIBOR	Retail	3,463	1,912	554
Charming Charlie LLC, L+1000, 1.00% LIBOR Floor, 4/24/2023(u)(v)(w)	1 Month LIBOR	Retail	2,829	2,619	453
Charming Charlie LLC, 20.00%, 5/15/2019(v)	None	Retail	157	157	157
Charming Charlie LLC, 2.50% Unfunded, 5/15/2019(v)	None	Retail	1,938	—	—
CHC Solutions Inc., 12.00%, 7/20/2023(w)	None	Healthcare & Pharmaceuticals	7,129	7,129	7,129
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(r)(s)	1 Month LIBOR	Hotel, Gaming & Leisure	24,064	23,795	23,583
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021	1 Month LIBOR	Hotel, Gaming & Leisure	1,770	1,770	1,735
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/27/2019	None	Hotel, Gaming & Leisure	5,573	—	(111)
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 3/31/2023(s)	1 Month LIBOR	Beverage, Food & Tobacco	9,851	9,714	7,290
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 5/7/2019	1 Month LIBOR	Beverage, Food & Tobacco	207	199	198
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 5/7/2019	1 Month LIBOR	Beverage, Food & Tobacco	124	119	119
Country Fresh Holdings, LLC, 0.50% Unfunded, 4/8/2019	None	Beverage, Food & Tobacco	83	(3)	(3)
Covenant Surgical Partners, Inc., L+450, 0.00% LIBOR Floor, 10/4/2024(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	915	913	906
Crown Subsea Communications Holdings, Inc., L+600, 0.00% LIBOR Floor, 11/2/2025(q)	1 Month LIBOR	Capital Equipment	7,900	7,749	7,821
David's Bridal, Inc., L+800, 1.00% LIBOR Floor, 1/18/2024	3 Month LIBOR	Retail	1,690	1,690	1,475
David's Bridal, Inc., L+750, 1.00% LIBOR Floor, 7/18/2023	3 Month LIBOR	Retail	423	339	431
Dayton Superior Corp., L+1400, 1.00% LIBOR Floor, 11/15/2021(q)(w)	3 Month LIBOR	Construction & Building	6,476	6,041	5,408
DBRS, Inc., L+525, 1.00% LIBOR Floor, 3/4/2022(i)(q)	3 Month LIBOR	Services: Business	5,831	5,696	5,795
Del Frisco's Restaurant Group, Inc., L+600, 0.00% LIBOR Floor, 6/27/2025(i)(p)(q)	1 Month LIBOR	Retail	9,950	9,888	9,651
Deluxe Entertainment Services Group Inc., L+550, 1.00% LIBOR Floor, 2/28/2020(q)	2 Month LIBOR	Media: Diversified & Production	15,957	15,912	14,032
DFC Global Facility Borrower II LLC, L+1075, 1.00% LIBOR Floor, 9/27/2022	1 Month LIBOR	Services: Consumer	24,683	24,578	24,683
DFC Global Facility Borrower II LLC, 0.50% Unfunded, 9/27/2019	None	Services: Consumer	5,317	—	—
DMT Solutions Global Corp., L+700, 0.00% LIBOR Floor, 7/2/2024(q)(s)	3 Month LIBOR	Services: Business	19,250	18,736	18,673
Eagle Family Foods Group LLC, L+650, 1.00% LIBOR Floor, 6/14/2024(s)	1 Month LIBOR	Beverage, Food & Tobacco	14,888	14,591	14,664
Eastman Kodak Company, L+625, 1.00% LIBOR Floor, 9/3/2019(i)(q)	1 Month LIBOR	Consumer Goods: Durable	1,965	1,963	1,935
Elemica, Inc., L+700, 1.00% LIBOR Floor, 7/7/2021(p)(r)	1 Month LIBOR	High Tech Industries	17,019	16,788	16,934
Elemica, Inc., L+700, 1.00% LIBOR Floor, 7/7/2021	1 Month LIBOR	High Tech Industries	2,000	2,001	1,990
Elemica, Inc., 0.50% Unfunded, 7/7/2021	None	High Tech Industries	500	(30)	(3)
Emmis Operating Company, L+800, 1.00% LIBOR Floor, 4/18/2019(q)	1 Month LIBOR	Media: Broadcasting & Subscription	1,218	1,215	1,218
Entertainment Studios P&A LLC, 6.22%, 5/18/2037(m)	None	Media: Diversified & Production	17,465	17,315	17,115
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(m)	None	Media: Diversified & Production	—	—	2,782
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(q)(s)	1 Month LIBOR	Capital Equipment	29,438	29,166	29,143
ES Chappaquiddick LLC, 10.00%, 5/18/2022	None	Media: Diversified & Production	1,076	1,076	1,125
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(i)(q)	1 Month LIBOR	High Tech Industries	10,157	9,748	8,557
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022(v)(w)	1 Month LIBOR	Media: Diversified & Production	1,142	1,142	1,199
F+W Media, Inc., L+1000, 1.50% LIBOR Floor, 5/24/2022(p)(u)(v)(w)	1 Month LIBOR	Media: Diversified & Production	3,185	2,759	924
F+W Media, Inc., 10.00%, 8/10/2019(v)	None	Media: Diversified & Production	271	200	298
F+W Media, Inc., 2.00% Unfunded, 8/10/2019(v)	None	Media: Diversified & Production	503	—	50
Flavors Holdings Inc., L+575, 1.00% LIBOR Floor, 4/3/2020(p)(r)	3 Month LIBOR	Consumer Goods: Non-Durable	11,340	10,773	10,603
Foundation Consumer Healthcare, LLC, L+550, 1.00% LIBOR Floor, 11/2/2023(p)(r)(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	40,586	40,337	40,586
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	4,211	(24)	—
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023(i)(p)(s)	1 Month LIBOR	Healthcare & Pharmaceuticals	35,000	34,710	34,300
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Geo Parent Corp., L+550, 0.00% LIBOR Floor, 12/19/2025	1 Month LIBOR	Services: Business	15,000	14,859	14,963
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023(q)(s)	3 Month LIBOR	Services: Business	13,812	13,757	12,499
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,787	4,614	4,167
Homer City Generation, L.P., L+1100, 1.00% LIBOR Floor, 4/5/2023(p)	1 Month LIBOR	Energy: Oil & Gas	14,593	14,022	13,972
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(q)	1 Month LIBOR	Energy: Oil & Gas	9,835	9,454	9,442
Independent Pet Partners Intermediate Holdings, LLC, L+900, 1.00% LIBOR Floor, 11/19/2023	6 Month LIBOR	Retail	9,185	9,091	9,013
Independent Pet Partners Intermediate Holdings, LLC, 1.00% Unfunded, 11/19/2023	None	Retail	10,815	(108)	(203)
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/23/2020(p)	1 Month LIBOR	Services: Business	7,873	7,558	7,794
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(q)(r)(s)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,878	15,864	15,620
Instant Web, LLC, L+650, 0.00% LIBOR Floor, 12/15/2022(p)(r)(s)	1 Month LIBOR	Media: Advertising, Printing & Publishing	39,037	38,948	38,647
Instant Web, LLC, 0.50% Unfunded, 12/15/2022	None	Media: Advertising, Printing & Publishing	2,704	—	(27)
Intermedia Holdings, Inc., L+600, 1.00% LIBOR Floor, 7/21/2025(q)	1 Month LIBOR	High Tech Industries	12,469	12,355	12,492
International Seaways, Inc., L+600, 1.00% LIBOR Floor, 6/22/2022(i)(q)	1 Month LIBOR	Transportation: Cargo	9,499	9,365	9,606
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(q)	3 Month LIBOR	Beverage, Food & Tobacco	14,438	14,306	12,922
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2022(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	11,918	11,805	10,488
ITC Service Group Acquisition LLC, L+950, 0.50% LIBOR Floor, 5/26/2021(l)(p)	1 Month LIBOR	High Tech Industries	11,250	11,135	11,250
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023(s)	3 Month LIBOR	Telecommunications	19,800	19,800	19,800
Jackson Hewitt Tax Service Inc., L+625, 0.00% LIBOR Floor, 5/30/2023(s)	3 Month LIBOR	Services: Consumer	17,775	17,775	17,775
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(q)	3 Month LIBOR	Beverage, Food & Tobacco	14,813	14,674	13,924
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(r)	1 Month LIBOR	Chemicals, Plastics & Rubber	7,074	7,016	6,437
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(r)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,095	4,062	3,727
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(q)(s)	3 Month LIBOR	Consumer Goods: Durable	8,458	8,326	8,331
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 12/29/2020(r)	1 Month LIBOR	High Tech Industries	3,941	3,922	3,902
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 12/29/2020(i)	1 Month EURIBOR	High Tech Industries	€3,962	4,433	4,400
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024	3 Month LIBOR	Services: Business	20,681	20,371	20,371
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024	3 Month LIBOR	Services: Business	216	213	213
LAV Gear Holdings, Inc., 1.00% Unfunded, 10/31/2020	None	Services: Business	4,103	(62)	(62)
LD Intermediate Holdings, Inc., L+588, 1.00% LIBOR Floor, 12/9/2022(q)	2 Month LIBOR	High Tech Industries	4,889	4,576	4,254
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023(p)(r)(s)	3 Month LIBOR	Services: Consumer	44,550	43,727	43,882
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023	3 Month LIBOR	Services: Consumer	1,350	1,350	1,330
Lift Brands, Inc., 1.00% Unfunded, 4/16/2023	None	Services: Consumer	3,650	—	(55)
Longview Power, LLC, L+600, 1.00% LIBOR Floor, 4/13/2021(p)(r)	2 Month LIBOR	Energy: Oil & Gas	14,884	13,197	13,061
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023(p)(s)	3 Month LIBOR	Services: Business	42,678	42,678	42,678
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023	3 Month LIBOR	Services: Business	2,000	2,000	2,000
Mimeo.com, Inc., 0.25% Unfunded, 12/21/2020	None	Services: Business	10,000	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Mimeo.com, Inc., 1.00% Unfunded, 12/21/2023	None	Services: Business	1,000	—	—
Moss Holding Company, L+625, 1.00% LIBOR Floor, 4/17/2023(p)(r)	3 Month LIBOR	Services: Business	20,452	20,171	20,145
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	2,232	—	(33)
Moxie Patriot LLC, L+575, 1.00% LIBOR Floor, 12/19/2020(q)	3 Month LIBOR	Energy: Oil & Gas	9,875	9,862	9,456
MRP Generation Holdings, LLC, L+700, 1.00% LIBOR Floor, 10/18/2022(q)	3 Month LIBOR	Energy: Oil & Gas	2,209	2,176	2,131
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 10/17/2022(q)	3 Month LIBOR	Metals & Mining	3,583	3,543	2,979
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(r)(s)	1 Month LIBOR	Media: Advertising, Printing & Publishing	20,613	20,439	20,407
One Call Corp., L+525, 1.00% LIBOR Floor, 11/25/2022(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	7,989	7,581	7,270
Petroflow Energy Corp., L+800, 1.00% LIBOR Floor, 6/29/2019(p)(u)(v)(w)	1 Month LIBOR	Energy: Oil & Gas	707	217	204
PFS Holding Corp., L+350, 1.00% LIBOR Floor, 1/31/2021	1 Month LIBOR	Retail	3,121	2,544	1,631
PH Beauty Holdings III, Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(q)	1 Month LIBOR	Consumer Goods: Non-Durable	9,950	9,857	9,888
Photonis Technologies SAS, L+750, 1.00% LIBOR Floor, 9/18/2019(i)(q)	3 Month LIBOR	Aerospace & Defense	6,397	6,172	6,397
Pixelle Specialty Solutions LLC, L+600, 1.00% LIBOR Floor, 10/31/2024(q)	1 Month LIBOR	Forest Products & Paper	19,950	19,479	19,426
Plano Molding Company, LLC, L+750, 1.00% LIBOR Floor, 5/12/2021(p)	1 Month LIBOR	Consumer Goods: Non-Durable	6,056	6,010	5,723
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(p)(q)	1 Month LIBOR	Chemicals, Plastics & Rubber	19,950	19,581	18,304
Rhino Energy LLC, L+1000, 1.00% LIBOR Floor, 12/27/2020(s)	1 Month LIBOR	Metals & Mining	7,168	6,854	7,096
SEK Holding Co LLC, L+1150, 0.00% LIBOR Floor, 3/14/2022(w)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	15,000	14,703	14,700
Sequoia Healthcare Management, LLC, L+1050, 1.75% LIBOR Floor, 8/21/2023(p)(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	9,632	9,545	9,199
SIMR, LLC, L+900, 2.00% LIBOR Floor, 9/7/2023(p)(v)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,121	14,844	14,572
Sorenson Communications, LLC, L+000, 0.00% LIBOR Floor, 4/30/2024(k)(q)	1 Month LIBOR	Telecommunications	13,500	12,960	13,382
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 9/30/2020(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,746	12,722	12,618
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 12/31/2021(p)(w)	3 Month LIBOR	Healthcare & Pharmaceuticals	495	494	490
Sprint Industrial Holdings, LLC, L+575, 1.25% LIBOR Floor, 8/15/2019(p)	3 Month LIBOR	Energy: Oil & Gas	8,019	7,991	7,658
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022(q)	1 Month LIBOR	Services: Business	3,929	3,851	3,916
STL Parent Corp., L+700, 0.00% LIBOR Floor, 12/6/2022(r)(s)	1 Month LIBOR	Capital Equipment	19,875	19,227	19,378
Teladoc, Inc., 0.50% Unfunded, 7/14/2020	None	High Tech Industries	1,250	(21)	—
Telestream Holdings Corp., L+645, 1.00% LIBOR Floor, 3/24/2022(l)(p)	6 Month LIBOR	High Tech Industries	8,439	8,311	8,270
Tenere Inc., L+1000, 1.00% LIBOR Floor, 12/23/2021(p)(r)	3 Month LIBOR	Capital Equipment	30,080	29,667	29,478
Tensar Corp., L+475, 1.00% LIBOR Floor, 7/9/2021(q)	3 Month LIBOR	Chemicals, Plastics & Rubber	12,980	12,476	12,234
The Pasha Group, L+750, 1.00% LIBOR Floor, 1/26/2023(r)	2 Month LIBOR	Transportation: Cargo	6,704	6,539	6,759
The Pay-O-Matic Corp., L+900, 0.00% LIBOR Floor, 4/5/2021(h)(p)	3 Month LIBOR	Services: Consumer	22,138	21,981	22,137
TherapeuticsMD, Inc., L+775, 1.50% LIBOR Floor, 5/1/2023(i)(s)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,871	14,850
TherapeuticsMD, Inc., 0.00% Unfunded, 12/31/2019(i)(t)	None	Healthcare & Pharmaceuticals	10,000	(83)	(100)
TherapeuticsMD, Inc., 0.00% Unfunded, 5/31/2019(i)(t)	None	Healthcare & Pharmaceuticals	15,000	(125)	(150)
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021(i)(w)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,363	15,318	14,883
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Wok Holdings Inc., L+650, 0.00% LIBOR Floor, 3/1/2026(q)	1 Month LIBOR	Beverage, Food & Tobacco	10,000	9,901	9,887
Woodstream Corp., L+625, 1.00% LIBOR Floor, 5/29/2022(s)	3 Month LIBOR	Consumer Goods: Non-Durable	14,300	14,300	14,300
Woodstream Corp., 0.50% Unfunded, 5/29/2021	None	Consumer Goods: Non-Durable	559	—	—
Total Senior Secured First Lien Debt				1,445,350	1,413,468
Senior Secured Second Lien Debt - 31.6%
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022(p)(r)	1 Month LIBOR	High Tech Industries	17,800	17,512	17,355
ABG Intermediate Holdings 2 LLC, L+775, 1.00% LIBOR Floor, 9/29/2025(p)	1 Month LIBOR	Retail	9,897	9,847	9,798
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(r)	1 Month LIBOR	Services: Business	17,250	17,119	17,077
Albany Molecular Research, Inc., L+700, 1.00% LIBOR Floor, 8/30/2025(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,832	9,925
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021(p)(r)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,289	8,378
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2022(p)	1 Month LIBOR	Construction & Building	5,180	5,126	5,076
Argon Medical Devices Holdings, Inc., L+800, 0.00% LIBOR Floor, 1/23/2026(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	14,400	14,328	14,184
Carestream Health, Inc., L+950, 1.00% LIBOR Floor, 6/7/2021(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,662	10,662	10,476
Drew Marine Group, Inc., L+700, 1.00% LIBOR Floor, 5/19/2021(i)(p)	1 Month LIBOR	Chemicals, Plastics & Rubber	9,500	9,476	9,512
EagleTree-Carbide Acquisition Corp., L+850, 1.00% LIBOR Floor, 8/28/2025(r)	3 Month LIBOR	Consumer Goods: Durable	20,000	19,741	20,000
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022(i)(p)	3 Month LIBOR	Environmental Industries	3,000	2,986	3,000
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(i)(r)	1 Month LIBOR	High Tech Industries	9,999	7,833	4,112
Global Tel*Link Corp., L+825, 0.00% LIBOR Floor, 11/29/2026(r)	1 Month LIBOR	Telecommunications	11,500	11,304	11,263
GOBP Holdings, Inc., L+725, 0.00% LIBOR Floor, 10/22/2026(r)	3 Month LIBOR	Retail	5,000	4,952	4,988
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026(p)	2 Month LIBOR	Services: Business	11,891	11,646	11,831
Mayfield Agency Borrower Inc., L+850, 0.00% LIBOR Floor, 3/2/2026(p)(r)(s)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	20,000	19,713	19,650
Medical Solutions Holdings, Inc., L+825, 1.00% LIBOR Floor, 6/16/2025(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,869	9,925
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,688	6,750
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(p)(r)	3 Month LIBOR	Services: Business	7,000	6,921	7,000
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024(i)	1 Month EURIBOR	Chemicals, Plastics & Rubber	€7,489	7,964	8,317
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,408	12,150
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023(p)	3 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,754	14,738
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022(q)(u)	1 Month LIBOR	Retail	4,998	4,597	943
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2022	3 Month LIBOR	Telecommunications	3,000	2,922	1,650
PT Intermediate Holdings III, LLC, L+800, 1.00% LIBOR Floor, 12/8/2025(r)	3 Month LIBOR	Services: Business	9,375	9,298	9,281
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025(r)	1 Month LIBOR	Telecommunications	2,942	2,915	2,891
SESAC Holdco II LLC, L+725, 1.00% LIBOR Floor, 2/23/2025(r)	1 Month LIBOR	Media: Broadcasting & Subscription	250	248	248
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023(p)(r)	1 Month LIBOR	Services: Business	10,000	9,901	9,550
TexOak Petro Holdings LLC, 8.00%, 12/29/2019(u)(v)	None	Energy: Oil & Gas	8,067	2,592	—
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025(p)	1 Month LIBOR	Services: Business	13,393	13,099	12,991
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
TouchTunes Interactive Networks, Inc., L+825, 1.00% LIBOR Floor, 5/29/2022(r)	1 Month LIBOR	Hotel, Gaming & Leisure	6,000	5,960	6,000
U.S. Renal Care, Inc., L+800, 1.00% LIBOR Floor, 12/29/2023(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,933	5,017
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(p)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,649	7,053
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/13/2026(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,864	14,063
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023(p)	1 Month LIBOR	High Tech Industries	5,000	4,945	5,000
Total Senior Secured Second Lien Debt				330,893	310,192
Collateralized Securities and Structured Products - Debt - 1.5%
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(i)	3 Month LIBOR	Diversified Financials	15,144	15,144	15,030
Total Collateralized Securities and Structured Products - Debt				15,144	15,030
Collateralized Securities and Structured Products - Equity - 1.6%
APIDOS CLO XVI Subordinated Notes, 0.02% Estimated Yield, 1/19/2025(i)	(g)	Diversified Financials	9,000	3,758	2,920
CENT CLO 19 Ltd. Subordinated Notes, 16.86% Estimated Yield, 10/29/2025(i)	(g)	Diversified Financials	2,000	1,163	1,187
Galaxy XV CLO Ltd. Class A Subordinated Notes, 9.02% Estimated Yield, 4/15/2025(i)	(g)	Diversified Financials	4,000	2,321	1,944
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026(f)(i)	(g)	Diversified Financials	10,000	9,445	9,424
Total Collateralized Securities and Structured Products - Equity				16,687	15,475
Equity - 4.2%
Ascent Resources - Marcellus, LLC, Common Shares(t)		Energy: Oil & Gas	511,255 Units	1,642	1,431
Ascent Resources - Marcellus, LLC, Warrants(t)		Energy: Oil & Gas	132,367 Units	13	4
Avaya Holdings Corp., Common Stock(j)(q)(t)		Telecommunications	321,260 Units	5,285	5,407
Charming Charlie LLC, Common Stock(t)		Retail	30,046,243 Units	1,302	—
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend		Healthcare & Pharmaceuticals	1,818,182 Units	3,000	3,336
Conisus Holdings, Inc., Series B Preferred Stock, 12% Dividend(v)		Healthcare & Pharmaceuticals	12,677,833 Units	11,762	11,410
Conisus Holdings, Inc., Common Stock(t)(v)		Healthcare & Pharmaceuticals	4,914,556 Units	200	1,474
David's Bridal, Inc., Common Stock(t)		Retail	32,296 Units	580	275
F+W Media, Inc., Common Stock(t)(v)		Media: Diversified & Production	31,211 Units	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(t)		Retail	1,000,000 Units	1,000	1,000
Independent Pet Partners Intermediate Holdings, LLC, Warrants(t)		Retail	155,880 Units	—	8
Mooregate ITC Acquisition, LLC, Class A Units(t)		High Tech Industries	500 Units	563	185
Mount Logan Capital Inc., Common Stock(i)(j)(t)(v)		Banking, Finance, Insurance & Real Estate	7,842,273 Units	3,335	2,878
NS NWN Acquisition, LLC, Voting Units(t)		High Tech Industries	346 Units	393	709
NS NWN Acquisition, LLC, Class A Preferred Units(t)		High Tech Industries	111 Units	111	332
NSG Co-Invest (Bermuda) LP, Partnership Interests(i)(t)		Consumer Goods: Durable	1,575 Units	1,000	739
Rhino Energy LLC, Warrants(t)		Metals & Mining	170,972 Units	280	97
SIMR Parent, LLC, Class B Common Units(t)(v)		Healthcare & Pharmaceuticals	7,500,000 Units	7,500	7,469
Spinal USA, Inc. / Precision Medical Inc., Warrants(p)(t)		Healthcare & Pharmaceuticals	9,317,237 Units	4,736	4,286
Tenere Inc., Warrant(t)		Capital Equipment	N/A	161	229
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2019
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
TexOak Petro Holdings LLC, Membership Interests(t)(v)	Energy: Oil & Gas	60,000 Units	—	—
Total Equity			42,863	41,269
Short Term Investments - 2.7%(n)
First American Treasury Obligations Fund, Class Z Shares, 2.33%(o)			26,169	26,169
Total Short Term Investments			26,169	26,169
TOTAL INVESTMENTS - 185.7%			$1,877,106	1,821,603
LIABILITIES IN EXCESS OF OTHER ASSETS - (85.7%)				(840,468)
NET ASSETS - 100%				$981,135

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note i. below. Unless specifically identified in note w. below, investments do not contain a paid-in-kind, or PIK, interest provision.

b.
The 1, 2, 3, and 6 month London Interbank Offered Rate, or LIBOR, rates were 2.50%, 2.55%, 2.59%, and 2.64%, respectively, as of March 31, 2019.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2019, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2019. The 1 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.42%) as of March 31, 2019.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 8) using significant unobservable inputs unless otherwise noted.

d.	Represents amortized cost for debt securities and cost for equity investments.

e.	Denominated in U.S. dollars unless otherwise noted.

f.	As of March 31, 2019, the Company was committed, upon the satisfaction of certain conditions, to fund additional amounts in connection with this investment. See Note 10 for additional information.

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

i.
The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2019, 90.6% of the Company’s total assets represented qualifying assets.

j.	Fair value determined using level 1 inputs.

k.	Position or a portion thereof unsettled as of March 31, 2019.

l.
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in the syndication in exchange for lower payment priority.

m.	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.

n.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

o.	7-day effective yield as of March 31, 2019.

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of March 31, 2019 (see Note 7).

q.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank N.A., or Citibank, as of March 31, 2019 (see Note 7).

r.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of March 31, 2019 (see Note 7).

s.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street Funding, LLC, or 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with Morgan Stanley N.A., or MS, as of March 31, 2019 (see Note 7).

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2019
(in thousands)

t.	Non-income producing security.

u.	Investment was on non-accrual status as of March 31, 2019.

v.
Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the company. Fair value as of December 31, 2018 and March 31, 2019, along with transactions during the three months ended March 31, 2019 in these affiliated investments are as follows:

		Three Months Ended March 31, 2019				Three Months Ended March 31, 2019
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2018	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized (Loss) Gain	Fair Value at March 31, 2019	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
Charming Charlie, LLC
First Lien Term Loan B1	$1,021	$—	$—	$(568)	$453	$—	$—	$—
First Lien Term Loan B2	1,249	—	—	(695)	554	—	—	—
Vendor Payment Financing	157	—	—	—	157	—	21	—
Common Stock	—	—	—	—	—	—	—	—
Conisus Holdings, Inc.
Series B Preferred Stock	10,903	2,562	—	(2,055)	11,410	—	—	2,562
Common Stock	197	—	—	1,278	1,475	—	—	—
F+W Media, Inc.
First Lien Term Loan B-1	1,137	24	—	38	1,199	—	24	—
First Lien Term Loan B-2	161	—	—	763	924	—	—	—
First Lien DIP Term Loan	—	200	—	148	348	—	7	—
Common Stock	—	—	—	—	—	—	—	—
Mount Logan Capital Inc.
Common Stock	2,645	—	—	233	2,878	—	—	—
SIMR, LLC
First Lien Term Loan	14,757	11	(188)	(8)	14,572	—	462	—
SIMR Parent, LLC
Class B Common Units	7,382	—	—	87	7,469	—	—	—
Petroflow Energy Corp.
First Lien Term Loan	2,363	—	(2,517)	358	204	—	(91)	—
TexOak Petro Holdings LLC
Second Lien Term Loan	—	—	—	—	—	—	—	—
Membership Interests	—	—	—	—	—	—	—	—
Totals	$41,972	$2,797	$(2,705)	$(421)	$41,643	$—	$423	$2,562

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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2019
(in thousands)

w.
For the three months ended March 31, 2019, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
American Clinical Solutions LLC(u)	Senior Secured First Lien Debt	10.50%	2.00%	12.50%	$—	$—	$—
Charming Charlie LLC(u)	Senior Secured First Lien Debt	7.49%	5.00%	12.49%	$—	$—	$—
Charming Charlie LLC(u)	Senior Secured First Lien Debt	3.49%	9.00%	12.49%	$—	$—	$—
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%	$143	$71	$214
Dayton Superior Corp.	Senior Secured First Lien Debt	10.60%	6.00%	16.60%	$175	$97	$272
F+W Media, Inc.(u)	Senior Secured First Lien Debt	—	12.50%	12.50%	$—	$—	$—
F+W Media, Inc.	Senior Secured First Lien Debt	—	9.00%	9.00%	$—	$24	$24
Petroflow Energy Corp.(u)	Senior Secured First Lien Debt	3.00%	7.49%	10.49%	$—	$—	$—
SEK Holding Co LLC	Senior Secured First Lien Debt	10.51%	3.50%	14.01%	$79	$26	$105
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	12.28%	12.28%	$—	$15	$15
TexOak Petro Holdings LLC(u)	Senior Secured Second Lien Debt	—	8.00%	8.00%	$—	$—	$—
Therapure Biopharma Inc.(x)	Senior Secured First Lien Debt	11.24%	—	11.24%	$430	$363	$793

x.	Default interest was paid-in-kind.
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2018
(in thousands)

Portfolio Company(a)	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Total Equity		38,610	36,399
Short Term Investments - 1.3%(n)
First American Treasury Obligations Fund, Class Z Shares, 2.36%(o)		12,537	12,537
Total Short Term Investments		12,537	12,537
TOTAL INVESTMENTS - 190.5%		$1,916,763	1,865,310
LIABILITIES IN EXCESS OF OTHER ASSETS - (90.5%)			(886,039)
NET ASSETS - 100%			$979,271

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note i. below. Unless specifically identified in note w. below, investments do not contain a PIK interest provision.

b.
The 1, 2, 3 and 6 month LIBOR rates were 2.52%, 2.62%, 2.80% and 2.87%, respectively, as of December 31, 2018.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2018, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2018. The 1 month EURIBOR rate was (0.41%) as of December 31, 2018.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 8) using significant unobservable inputs unless otherwise noted.

d.	Represents amortized cost for debt securities and cost for equity investments.

e.	Denominated in U.S. dollars unless otherwise noted.

f.	As of December 31, 2018, the Company was committed, upon the satisfaction of certain conditions, to fund additional amounts in connection with this investment. See Note 10 for additional information.

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

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPM as of December 31, 2018 (see Note 7).

q.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank as of December 31, 2018 (see Note 7).

r.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS as of December 31, 2018 (see Note 7).

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2018
(in thousands)

s.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with MS as of December 31, 2018 (see Note 7).

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
March 31, 2019
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
On July 11, 2017, the members of CIM entered into a third amended and restated limited liability company agreement of CIM, or the Third Amended CIM LLC Agreement, for the purpose of creating a joint venture between AIM and CION Investment Group, LLC, or CIG, an affiliate of the Company. Under the Third Amended CIM LLC Agreement, AIM became a member of CIM and was issued a newly-created class of membership interests in CIM pursuant to which AIM, among other things, shares in the profits, losses, distributions and expenses of CIM with the other members in accordance with the terms of the Third Amended CIM LLC Agreement, which results in CIG and AIM each owning a 50% economic interest in CIM.
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
On December 4, 2017, the members of CIM entered into a fourth amended and restated limited liability company agreement of CIM, or the Fourth Amended CIM LLC Agreement. Under the Fourth Amended CIM LLC Agreement, AIM's investment professionals perform certain services for CIM, which include, among other services, (i) assistance with identifying and providing information about potential investment opportunities for approval by CIM’s investment committee; and (ii) providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. All of the Company's investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM's investment committee, which consists entirely of CIG senior personnel.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2018 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2018 are derived from the 2018 audited consolidated financial statements and include the accounts of the Company’s wholly-owned subsidiaries.
The Company evaluates subsequent events through the date that the consolidated financial statements are issued.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

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
March 31, 2019
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $26,169 and $12,537 of such investments at March 31, 2019 and December 31, 2018, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
Offering Costs
Offering costs included, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statements in connection with the continuous public offerings of the Company’s shares. Certain initial offering costs that were funded by CIG on behalf of the Company were submitted by CIG for reimbursement upon meeting the minimum offering requirement on December 17, 2012. These costs were capitalized and amortized over a twelve month period as an adjustment to capital in excess of par value. All other offering costs were expensed as incurred by the Company. The Company's follow-on continuous public offering ended on January 25, 2019.
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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of March 31, 2019.
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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2015, 2016, and 2017.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

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
Revenue Recognition
Securities transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts.  For investments in equity tranches of collateralized loan obligations, the Company records income based on the effective interest rate determined using the amortized cost and estimated cash flows, which is updated periodically. Loan origination fees, OID, and market discounts/premiums are recorded and such amounts are amortized as adjustments to interest income over the respective term of the loan using the effective interest method. Upon the prepayment of a loan or security, prepayment premiums, any unamortized loan origination fees, OID, or market discounts are recorded as interest income. In addition, the Company may generate revenue in the form of commitment, amendment, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with investments are recognized when earned.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of March 31, 2019 and December 31, 2018.
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
March 31, 2019
(in thousands, except share and per share amounts)

Note 3. Share Transactions
The Company’s initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. The Company’s follow-on continuous public offering commenced on January 25, 2016 and ended on January 25, 2019.
The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	696,264	$6,516	1,265,970	$12,137
Reinvestment of distributions	1,075,226	9,361	1,075,747	9,844
Total gross shares/proceeds	1,771,490	15,877	2,341,717	21,981
Sales commissions and dealer manager fees	—	(296)	—	(471)
Net shares/proceeds	1,771,490	15,581	2,341,717	21,510
Share repurchase program	(1,078,856)	(9,361)	(2,014,536)	(18,379)
Net shares/proceeds from share transactions	692,634	$6,220	327,181	$3,131
During the three months ended March 31, 2019 and 2018, the Company sold 1,771,490 and 2,341,717 shares, respectively, at an average price per share of $8.96 and $9.39, respectively.
Since commencing its initial continuous public offering on July 2, 2012 and through March 31, 2019, the Company sold 113,401,873 shares of common stock for net proceeds of $1,155,287 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $172,225, for which the Company issued 18,971,521 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $172,225, for which the Company repurchased 19,061,393 shares of common stock.
During the period from April 1, 2019 to May 9, 2019, the Company received gross proceeds of $3,485 from reinvested shareholder distributions, for which the Company issued 402,012 shares of common stock.
Since commencing its initial continuous public offering on July 2, 2012 and through May 9, 2019, the Company sold 113,803,885 shares of common stock for net proceeds of $1,158,772 at an average price per share of $10.18. The net proceeds include gross proceeds received from reinvested shareholder distributions of $175,710, for which the Company issued 19,373,533 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $172,225, for which the Company repurchased 19,061,393 shares of common stock.

To ensure that the offering price per share, net of sales commissions and dealer manager fees, equaled or exceeded the net asset value per share on each subscription closing date and distribution reinvestment date, certain of the Company’s directors increased the offering price per share of common stock on certain dates. Due to a decline in the Company’s net asset value per share to an amount more than 2.5% below the Company’s then-current net offering price, certain of the Company’s directors decreased the offering price per share of common stock effective January 2, 2019 and January 9, 2019 from $9.50 to $9.45 and from $9.45 to $9.40, respectively.
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
March 31, 2019
(in thousands, except share and per share amounts)

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
The following table summarizes the share repurchases completed during the year ended December 31, 2018 and the three months ended March 31, 2019:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2018
March 31, 2018	January 3, 2018	2,014,536	100%	$9.12	$18,379
June 30, 2018	April 4, 2018	2,352,580	100%	9.15	21,525
September 30, 2018	July 5, 2018	2,507,596	100%	9.06	22,724
	September 26, 2018	2,086,133	100%	9.06	18,907
December 31, 2018	December 26, 2018	1,759,845	63%	8.81	15,508
Total for the year ended December 31, 2018		10,720,690			$97,043

2019
March 31, 2019	March 27, 2019	1,078,856	30%	$8.68	$9,361
Total for the three months ended March 31, 2019		1,078,856			$9,361
Note 4. Transactions with Related Parties
For the three months ended March 31, 2019 and 2018, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2019	2018
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$124	$218
CIM	Investment adviser	Management fees(2)	9,331	7,939
CIM	Investment adviser	Incentive fees(2)	5,375	—
CIM	Administrative services provider	Administrative services expense(2)	497	—
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	—	461
			$15,327	$8,618

(1)	Amounts charged directly to equity.

(2)	Amounts charged directly to operations.
On December 28, 2016, the Company entered into an amended and restated follow-on dealer manager agreement with CIM and CION Securities, LLC (formerly, ICON Securities, LLC), or CION Securities, in connection with the Company's follow-on continuous public offering, which ended on January 25, 2019. Under the amended and restated dealer manager agreement, the dealer manager fee was reduced from up to 3% to up to 2% of gross offering proceeds and selling commissions to the selling dealers were reduced from up to 7% to up to 3% of gross offering proceeds. Such costs were charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 through January 25, 2019, the Company paid or accrued sales commissions of $65,275 to the selling dealers and dealer manager fees of $32,631 to CION Securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

The Company has entered into an investment advisory agreement with CIM. On November 1, 2018, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2018.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. For the three months ended March 31, 2019 and 2018, the liability recorded for subordinated incentive fees was $5,375 and $0, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three months ended March 31, 2019 and 2018, the Company had no liability for and did not record any capital gains incentive fees.

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

On April 1, 2018, the Company entered into an administration agreement with CIM for the purpose of replacing ICON Capital with CIM as the Company's administrator pursuant to the terms of the administration agreement. No other material terms of the administration agreement with ICON Capital were amended in connection with the administration agreement with CIM. On November 1, 2018, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement for a period of twelve months commencing December 17, 2018.

Under the terms of the investment advisory agreement, CIM and certain of its affiliates, which includes CIG, are entitled to receive reimbursement of up to 1.5% of the gross proceeds raised until all offering and organizational costs have been reimbursed. The Company’s payment of offering and organizational costs will not exceed 1.5% of the actual gross proceeds raised from the offerings (without giving effect to any potential expense support from CIG and its affiliates, which includes CIM). With respect to any reimbursements for offering and organizational costs, the Company interprets the 1.5% limit based on actual gross proceeds raised at the time of such reimbursement.  In addition, the Company will not issue any of its shares or other securities for services or for property other than cash or securities except as a dividend or distribution to its security holders or in connection with a reorganization.
Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of March 31, 2019, the Company raised gross offering proceeds of $1,155,287, of which it can pay up to $17,329 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through March 31, 2019, the Company paid $10,699 of such costs, leaving an additional $6,630 that can be paid.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
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

Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. For the three months ended March 31, 2019 and 2018, the Company did not receive any expense support from CIM. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIG or CIM during the three months ended March 31, 2018 or 2019, respectively. The Company did not repay any expense support to CIG or CIM during the three months ended March 31, 2018 or 2019. The Company may or may not be requested to reimburse any expense support provided in the future.
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
As of March 31, 2019 and December 31, 2018, the total liability payable to CIM and its affiliates was $14,803 and $12,825, respectively, which primarily related to fees earned by CIM during the three months ended March 31, 2019 and December 31, 2018, respectively.
Because CIM’s senior management team is comprised of substantially the same personnel as the senior management team of the Company’s affiliate, ICON Capital, which is the investment manager to certain equipment finance funds, or equipment funds, such members of senior management provide investment advisory and management services to the equipment funds in addition to the Company. In the event that CIM undertakes to provide investment advisory services to other clients in the future, it will strive to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objective and strategies so that the Company will not be disadvantaged in relation to any other client of the investment adviser or its senior management team. However, it is currently possible that some investment opportunities will be provided to other clients of CIM rather than to the Company.
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

The Company’s board of directors declared or ratified distributions for 52 and 13 record dates during the year ended December 31, 2018 and the three months ended March 31, 2019, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

The following table presents cash distributions per share that were declared during the year ended December 31, 2018 and the three months ended March 31, 2019:

	Distributions
Three Months Ended	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
June 30, 2018 (thirteen record dates)	0.1829	21,004
September 30, 2018 (thirteen record dates)	0.1829	20,776
December 31, 2018 (thirteen record dates)	0.1829	20,701
Total distributions for the year ended December 31, 2018	$0.7316	$83,483

2019
March 31, 2019 (thirteen record dates)	$0.1829	$20,772
Total distributions for the three months ended March 31, 2019	$0.1829	$20,772

On March 25, 2019, the Company's co-chief executive officers declared regular weekly cash distributions of $0.014067 per share for April 2019 through June 2019. Each distribution was or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
April 2, 2019	May 1, 2019	$0.014067
April 9, 2019	May 1, 2019	$0.014067
April 16, 2019	May 1, 2019	$0.014067
April 23, 2019	May 1, 2019	$0.014067
April 30, 2019	May 1, 2019	$0.014067
May 7, 2019	May 29, 2019	$0.014067
May 14, 2019	May 29, 2019	$0.014067
May 21, 2019	May 29, 2019	$0.014067
May 28, 2019	May 29, 2019	$0.014067
June 4, 2019	June 26, 2019	$0.014067
June 11, 2019	June 26, 2019	$0.014067
June 18, 2019	June 26, 2019	$0.014067
June 25, 2019	June 26, 2019	$0.014067

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
March 31, 2019
(in thousands, except share and per share amounts)

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For the three months ended March 31, 2019 and the year ended December 31, 2018, none of the Company's distributions resulted from expense support from CIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIM provides such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods.

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.1829	$20,772	100.0%	$0.1829	$21,002	100.0%
Total distributions	$0.1829	$20,772	100.0%	$0.1829	$21,002	100.0%

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute substantially all of its taxable income to its shareholders. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to corporate level federal income tax or federal excise taxes. Accordingly, no federal income tax provision was required for the year ended December 31, 2018.
Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. These book/tax differences, which could be material, are primarily due to differing treatments of income and gains on various investments held by the Company. Permanent book/tax differences result in reclassifications to capital in excess of par value, accumulated undistributed net investment income and accumulated undistributed realized gain on investments. During 2018, book/tax differences were primarily due to differing treatments of income and gains on various investments held by the Company.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. All distributions for 2018 were characterized as ordinary income distributions for federal income tax purposes.

The tax components of accumulated earnings for the current year will be determined at year end. As of December 31, 2018, the components of accumulated losses on a tax basis were as follows:

December 31, 2018
Undistributed ordinary income	$7,127
Other accumulated losses	(2,933)
Net unrealized depreciation on investments and total return swap	(73,729)
Total accumulated losses	$(69,535)
As of March 31, 2019, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $10,813; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $88,869; the net unrealized depreciation was $78,056; and the aggregate cost of securities for Federal income tax purposes was $1,899,659.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

Note 6. Investments
The composition of the Company’s investment portfolio as of March 31, 2019 and December 31, 2018 at amortized cost and fair value was as follows:

	March 31, 2019			December 31, 2018
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,445,350	$1,413,468	78.7%	$1,492,034	$1,462,989	79.0%
Senior secured second lien debt	330,893	310,192	17.3%	341,595	323,365	17.4%
Collateralized securities and structured products - debt	15,144	15,030	0.8%	15,193	15,193	0.8%
Collateralized securities and structured products - equity	16,687	15,475	0.9%	16,794	14,827	0.8%
Equity	42,863	41,269	2.3%	38,610	36,399	2.0%
Subtotal/total percentage	1,850,937	1,795,434	100.0%	1,904,226	1,852,773	100.0%
Short term investments(2)	26,169	26,169		12,537	12,537
Total investments	$1,877,106	$1,821,603		$1,916,763	$1,865,310

(1)	Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$326,597	18.2%	$325,180	17.5%
Services: Business	224,934	12.5%	218,888	11.7%
Services: Consumer	134,102	7.5%	133,210	7.2%
Media: Advertising, Printing & Publishing	130,680	7.3%	131,620	7.1%
Media: Diversified & Production	114,254	6.4%	114,303	6.2%
High Tech Industries	99,739	5.6%	126,620	6.8%
Capital Equipment	98,049	5.5%	98,994	5.3%
Chemicals, Plastics & Rubber	73,269	4.1%	74,575	4.0%
Telecommunications	67,202	3.7%	74,261	4.0%
Beverage, Food & Tobacco	66,054	3.7%	73,494	4.0%
Banking, Finance, Insurance & Real Estate	63,693	3.5%	57,917	3.1%
Retail	63,239	3.4%	42,450	2.3%
Energy: Oil & Gas	58,072	3.2%	54,907	3.0%
Consumer Goods: Non-Durable	40,514	2.3%	37,148	2.0%
Construction & Building	33,895	1.9%	33,483	1.8%
Transportation: Cargo	33,002	1.8%	30,614	1.7%
Aerospace & Defense	31,773	1.8%	45,655	2.5%
Hotel, Gaming & Leisure	31,207	1.7%	54,689	3.0%
Consumer Goods: Durable	31,005	1.7%	35,709	1.9%
Diversified Financials	30,505	1.7%	30,020	1.6%
Forest Products & Paper	19,426	1.1%	19,525	1.1%
Metals & Mining	10,172	0.6%	10,333	0.6%
Automotive	9,585	0.5%	24,645	1.3%
Environmental Industries	3,000	0.2%	2,955	0.2%
Media: Broadcasting & Subscription	1,466	0.1%	1,578	0.1%
Subtotal/total percentage	1,795,434	100.0%	1,852,773	100.0%
Short term investments	26,169		12,537
Total investments	$1,821,603		$1,865,310

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

	March 31, 2019		December 31, 2018
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,670,471	93.0%	$1,740,168	93.9%
Canada	39,818	2.2%	27,122	1.6%
Netherlands	17,829	1.0%	18,015	1.0%
Cayman Islands	15,475	0.9%	14,827	0.8%
Germany	15,030	0.8%	15,193	0.8%
Luxembourg	12,669	0.7%	13,833	0.7%
Marshall Islands	9,606	0.5%	9,404	0.5%
France	6,397	0.4%	5,965	0.3%
Cyprus	4,400	0.3%	4,616	0.2%
United Kingdom	3,000	0.2%	2,955	0.2%
Bermuda	739	—	675	—
Subtotal/total percentage	1,795,434	100.0%	1,852,773	100.0%
Short term investments	26,169		12,537
Total investments	$1,821,603		$1,865,310

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.
As of March 31, 2019 and December 31, 2018, investments on non-accrual status represented 0.5% and 1.4%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2019 and December 31, 2018, the Company’s unfunded commitments amounted to $86,235 and $79,078, respectively. As of May 9, 2019, the Company’s unfunded commitments amounted to $55,944. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 10 for further details on the Company’s unfunded commitments.

Note 7. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2019:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	L+2.00%	$282,542	$67,458	March 30, 2022
JPM Credit Facility	Term Loan Credit Facility	L+3.00%	250,000	25,000	August 24, 2021
UBS Facility	Repurchase Agreement	L+3.50%	200,000	—	May 19, 2020
MS Credit Facility	Revolving Credit Facility	L+3.00%	150,000	—	December 19, 2022
			$882,542	$92,458

Citibank Credit Facility

On March 29, 2017, Flatiron Funding II entered into a senior secured credit facility with Citibank. The senior secured credit facility with Citibank, or the Citibank Credit Facility, provided for a revolving credit facility in an aggregate principal amount of $325,000, subject to compliance with a borrowing base. On July 11, 2017, Flatiron Funding II amended the Citibank Credit Facility, or the Amended Citibank Credit Facility, with Citibank to make certain immaterial administrative amendments as a result of the termination of AIM as the Company's investment sub-adviser as discussed in Note 1.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

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

As of March 31, 2019 and December 31, 2018, the principal amount outstanding on the Amended Citibank Credit Facility was $282,542 and $298,542, respectively. As of May 9, 2019, the principal amount outstanding on the Second Amended Citibank Credit Facility was $306,542.

Advances under the Second Amended Citibank Credit Facility bear interest at a floating rate equal to (1) the higher of (a) the Citibank prime rate, (b) the federal funds rate plus 1.5% or (c) the three-month LIBOR plus 1.0%, plus (2) a spread of (a) 2% per year during the period from and including March 29, 2017 and the earlier of March 29, 2021 and the date the Second Amended Citibank Credit Facility matures, or (b) 3% per year during the period from the date the Second Amended Citibank Credit Facility matures until all obligations under the Second Amended Citibank Credit Facility have been paid in full. Interest is payable quarterly in arrears. All advances under the Second Amended Citibank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than March 30, 2022. Flatiron Funding II may prepay advances pursuant to the terms and conditions of the credit and security agreement. Flatiron Funding II must repay 50% of advances under the Second Amended Citibank Credit Facility outstanding on March 29, 2021 by September 15, 2021. In addition, Flatiron Funding II will be subject to a non-usage fee of 0.75% per year (subject to an increase to 2% in certain circumstances) on the amount, if any, of the aggregate principal amount available under the Second Amended Citibank Credit Facility that has not been borrowed. The non-usage fees, if any, are payable quarterly in arrears. Flatiron Funding II incurred certain customary costs and expenses in connection with obtaining and amending the Citibank Credit Facility.

The Company incurred debt issuance costs of $3,373 in connection with obtaining and amending the Citibank Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Second Amended Citibank Credit Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Second Amended Citibank Credit Facility. At March 31, 2019, the unamortized portion of the debt issuance costs was $2,071.

Flatiron Funding II purchased loans and other corporate debt securities with a fair value of $354,967 on the closing date pursuant to master participation and assignment agreements between Flatiron Funding II and each of 15th Street Loan Funding LLC and 15th Street Loan Funding 2 LLC, each a special purpose subsidiary of Citibank. 15th Street Loan Funding LLC and 15th Street Loan Funding 2 LLC held loans and other corporate debt securities in connection with the total return swap agreement between Citibank and Flatiron Funding, LLC, which expired in accordance with its terms on April 18, 2017. Flatiron Funding II’s obligations to Citibank under the Second Amended Citibank Credit Facility are secured by a first priority security interest in all of the assets of Flatiron Funding II. The obligations of Flatiron Funding II under the Second Amended Citibank Credit Facility are non-recourse to the Company, and the Company’s exposure under the Second Amended Citibank Credit Facility is limited to the value of the Company’s investment in Flatiron Funding II.

In connection with the Second Amended Citibank Credit Facility, Flatiron Funding II has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended March 31, 2019, Flatiron Funding II was in compliance with all covenants and reporting requirements.

For the three months ended March 31, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Second Amended Citibank Credit Facility were as follows:

	Three Months Ended March 31,
	2019	2018
Stated interest expense	$3,184	$2,907
Amortization of deferred financing costs	162	160
Non-usage fee	115	1
Total interest expense	$3,461	$3,068
Weighted average interest rate(1)	4.92%	3.58%
Average borrowings	$268,497	$324,542

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Second Amended Citibank Credit Facility and is annualized for periods covering less than one year.

JPM Credit Facility

On August 26, 2016, 34th Street entered into a senior secured credit facility with JPM. The senior secured credit facility with JPM, or the JPM Credit Facility, provided for borrowings in an aggregate principal amount of $150,000, of which $25,000 may be funded as a revolving credit facility, each subject to conditions described in the JPM Credit Facility. On August 26, 2016, 34th Street drew down $57,000 of borrowings under the JPM Credit Facility. On August 21, 2018, 34th Street drew down $25,577 of additional borrowings under the Amended JPM Credit Facility (as defined below).

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
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

As of March 31, 2019 and 2018, the principal amount outstanding on the Amended JPM Credit Facility was $250,000 and $224,423, respectively.

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

In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended March 31, 2019, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $4,052 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of March 31, 2019 and will amortize to interest expense over the term of the Amended JPM Credit Facility. At March 31, 2019, the unamortized portion of the debt issuance costs was $1,459.

For the three months ended March 31, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

	Three Months Ended March 31,
	2019	2018
Stated interest expense	$3,549	$2,838
Amortization of deferred financing costs	306	217
Non-usage fee	62	1
Total interest expense	$3,917	$3,056
Weighted average interest rate(1)	5.78%	4.98%
Average borrowings	$250,000	$224,423

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended JPM Credit Facility and is annualized for periods covering less than one year.

UBS Facility

On May 19, 2017, the Company, through two newly-formed, wholly-owned, special-purpose financing subsidiaries, entered into a financing arrangement with UBS pursuant to which up to $125,000 was made available to the Company.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
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

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the amended UBS Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the amended UBS Facility. At March 31, 2019, the unamortized portion of the upfront fee and other expenses was $1,068.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

As of March 31, 2019, Notes in the aggregate principal amount of $266,667 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the amended UBS Facility for aggregate proceeds of $200,000. The carrying amount outstanding under the amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of March 31, 2019, the amount due at maturity under the amended UBS Facility was $200,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of March 31, 2019, the fair value of assets held by Murray Hill Funding II was $332,742.

For the three months ended March 31, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the amended UBS Facility were as follows:

	Three Months Ended March 31,
	2019	2018
Stated interest expense	$3,072	$2,005
Amortization of deferred financing costs	232	232
Total interest expense	$3,304	$2,237
Weighted average interest rate(1)	6.14%	4.94%
Average borrowings	$200,000	$162,500

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the amended UBS Facility and is annualized for periods covering less than one year.

MS Credit Facility

On December 19, 2017, 33rd Street Funding entered into a senior secured credit facility, or the MS Credit Facility, with MS. The MS Credit Facility provided for a revolving credit facility in an aggregate principal amount of up to $200,000, subject to compliance with a borrowing base.

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

On July 9, 2018, 33rd Street Funding amended and restated the MS Credit Facility to make certain immaterial administrative amendments. 33rd Street Funding further amended and restated the MS Credit Facility, or the Amended MS Credit Facility, with MS on December 18, 2018. Pursuant to the amendment, 33rd Street Funding may prepay advances pursuant to the terms and conditions of the loan and servicing agreement subject to a 2% or 1% premium if the amount of the Amended MS Credit Facility is reduced or terminated on or prior to December 19, 2019 or December 19, 2020, respectively.

Pursuant to the terms of the loan and servicing agreement, on March 15, 2019, 33rd Street Funding reduced the aggregate principal amount available for borrowings under the Amended MS Credit Facility from $200,000 to $150,000.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
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

On June 5, 2018, June 12, 2018 and June 28, 2018, 33rd Street Funding drew down $25,000, $75,000 and $50,000 of borrowings under the MS Credit Facility, respectively. As of March 31, 2019 and December 31, 2018, the principal amount outstanding on the Amended MS Credit Facility was $150,000. As of May 9, 2019, the principal amount outstanding on the Amended MS Credit Facility was $130,000.

33rd Street Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,591 in connection with obtaining and amending the MS Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended MS Credit Facility. On June 5, 2018, unamortized upfront fees were recorded as a direct reduction to the outstanding balance of the Amended MS Credit Facility, which is included in the Company’s consolidated balance sheet as of March 31, 2019. At March 31, 2019, the unamortized portion of the upfront fee and other expenses was $1,929.

For the three months ended March 31, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Amended MS Credit Facility were as follows:

	Three Months Ended March 31,
	2019	2018
Stated interest expense	$2,154	$—
Non-usage fee	76	429
Amortization of deferred financing costs	128	128
Total interest expense	$2,358	$557
Weighted average interest rate(1)	5.95%	—
Average borrowings	$150,000	$—

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended MS Credit Facility and is annualized for periods covering less than one year.
Note 8. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of March 31, 2019 and December 31, 2018, according to the fair value hierarchy:

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,413,468	$1,413,468	$—	$—	$1,462,989	$1,462,989
Senior secured second lien debt	—	—	310,192	310,192	—	—	323,365	323,365
Collateralized securities and structured products - debt	—	—	15,030	15,030	—	—	15,193	15,193
Collateralized securities and structured products - equity	—	—	15,475	15,475	—	—	14,827	14,827
Equity	8,285	—	32,984	41,269	7,323	—	29,076	36,399
Short term investments	26,169	—	—	26,169	12,537	—	—	12,537
Total Investments	$34,454	$—	$1,787,149	$1,821,603	$19,860	$—	$1,845,450	$1,865,310

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Equity	Total
Beginning balance, December 31, 2018	$1,462,989	$323,365	$15,193	$14,827	$29,076	$1,845,450
Investments purchased	134,777	9,824	—	—	4,254	148,855
Net realized loss	(895)	(13)	(49)	—	—	(957)
Net change in unrealized (depreciation) appreciation	(2,837)	(2,471)	(114)	755	(346)	(5,013)
Accretion of discount	2,663	354	—	—	—	3,017
Sales and principal repayments	(183,229)	(20,867)	—	(107)	—	(204,203)
Ending balance, March 31, 2019	$1,413,468	$310,192	$15,030	$15,475	$32,984	$1,787,149
Change in net unrealized (depreciation) appreciation on investments still held as of March 31, 2019(1)	$(3,537)	$(2,397)	$(114)	$755	$(346)	$(5,639)

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

	Three Months Ended March 31, 2018
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2017	$1,100,336	$333,944	$25,289	$18,525	$7,639	$16,277	$1,502,010
Investments purchased	245,653	75,008	—	—	—	1,936	322,597
Net realized (loss) gain	(1,570)	868	—	—	21	—	(681)
Net change in unrealized (depreciation) appreciation	(4,282)	1,352	451	363	14	(906)	(3,008)
Accretion of discount	4,722	358	10	—	4	—	5,094
Sales and principal repayments	(184,113)	(57,469)	(3,370)	(157)	(7,678)	—	(252,787)
Ending balance, March 31, 2018	$1,160,746	$354,061	$22,380	$18,731	$—	$17,307	$1,573,225
Change in net unrealized (depreciation) appreciation on investments still held as of March 31, 2018(1)	$(2,606)	$1,825	$451	$363	$—	$653	$686

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$892,280	Discounted Cash Flow	Discount Rates	3.0%	—	47.7%	10.1%
	504,363	Broker Quotes	Broker Quotes	N/A			N/A
	12,986	Market Comparable Approach	EBITDA Multiple	5.50x	—	8.50x	6.76x
	3,635		Revenue Multiple	0.15x	—	0.40x	0.30x
	204	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	185,762	Discounted Cash Flow	Discount Rates	9.5%	—	14.2%	11.3%
	122,780	Broker Quotes	Broker Quotes	N/A			N/A
	1,650	Market Comparable Approach	EBITDA Multiple	4.50x	—	5.50x	4.83x
Collateralized securities and structured products - debt	15,030	Discounted Cash Flow	Discount Rates	N/A			11.8%
Collateralized securities and structured products - equity	15,475	Discounted Cash Flow	Discount Rates	13.3%	—	14.0%	13.6%
Equity	15,161	Market Comparable Approach	EBITDA Multiple	4.00x	—	10.00x	8.48x
	4,377		Revenue Multiple	0.30x	—	1.25x	0.85x
	11,410	Discounted Cash flow	Discount Rates	17.5%	—	22.5%	20.0%
	1,710	Broker Quotes	Broker Quotes	N/A			N/A
	326	Options Pricing Model	Expected Volatility	33.0%	—	114.3%	47.6%
Total	$1,787,149

(1)	Weighted average amounts are based on the estimated fair values.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

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
The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien debt, senior secured second lien debt, collateralized securities and structured products, and equity are discount rates, EBITDA multiples, revenue multiples, broker quotes and expected volatility. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively. A significant increase or decrease in the EBITDA multiples, revenue multiples, expected proceeds from proposed corporate transactions, broker quotes and expected volatility would result in a significantly higher or lower fair value measurement, respectively.
Note 9. General and Administrative Expense
General and administrative expense consisted of the following items for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Professional fees	$553	$629
Transfer agent expense	265	329
Dues and subscriptions	135	244
Director fees and expenses	121	121
Valuation expense	115	164
Insurance expense	101	100
Due diligence fees	61	82
Printing and marketing expense	22	72
Accounting and administration costs	15	179
Other expenses	1	62
Total general and administrative expense	$1,389	$1,982

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
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
As of March 31, 2019 and December 31, 2018, the Company’s unfunded commitments were as follows:

Unfunded Commitments	March 31, 2019(1)	December 31, 2018(1)
TherapeuticsMD, Inc.	$25,000	$25,000
Mimeo.com, Inc.	11,000	13,000
Independent Pet Partners Intermediate Holdings, LLC	10,815	—
CircusTrix Holdings, LLC	5,573	5,573
DFC Global Facility Borrower II LLC	5,317	5,317
Foundation Consumer Healthcare, LLC	4,211	4,211
LAV Gear Holdings, Inc.	4,103	—
Lift Brands, Inc.	3,650	4,150
Instant Web, LLC	2,704	2,704
Moss Holding Company	2,232	2,232
Adams Publishing Group, LLC	2,069	2,069
Adapt Laser Acquisition, Inc.	2,000	1,500
Charming Charlie, LLC	1,938	1,938
American Media, Inc.	1,617	1,778
Teladoc, Inc.	1,250	1,250
Ivy Hill Middle Market Credit Fund VIII, Ltd.	1,111	1,111
Woodstream Corp.	559	559
F+W Media, Inc.	503	—
Elemica, Inc.	500	2,500
Country Fresh Holdings, LLC	83	—
Ministry Brands, LLC	—	2,924
OTG Management, LLC	—	514
Studio Movie Grill Holdings, LLC	—	468
PDI TA Holdings, Inc.	—	237
Achilles Acquisition, LLC	—	43
Total	$86,235	$79,078

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2019 and December 31, 2018, refer to the table above and the consolidated schedules of investments. As of May 9, 2019, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $55,944.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (i.e., advances from its financing arrangements and/or cash flows from operations). The Company will not fund its unfunded commitments from future net proceeds generated by securities offerings, if any. The Company follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments. Specifically, the Company prepares detailed analyses of the level of its unfunded commitments relative to its then available liquidity on a daily basis.  These analyses are reviewed and discussed on a weekly basis by the Company's executive officers and senior members of CIM (including members of the investment committee) and are updated on a “real time” basis in order to ensure that the Company has adequate liquidity to satisfy its unfunded commitments.
Note 11. Fee Income
Fee income consists of commitment fees and amendment fees. The following table summarizes the Company’s fee income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Amendment fees	$298	$155
Commitment fees	—	59
Total	$298	$214

Income from all fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
(in thousands, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Per share data:(1)
Net asset value at beginning of period	$8.69	$9.14
Results of operations:
Net investment income	0.19	0.19
Net realized and change in unrealized losses(2)	(0.05)	(0.02)
Net increase in net assets resulting from operations(2)	0.14	0.17
Shareholder distributions:
Distributions from net investment income	(0.18)	(0.18)
Distributions from net realized gains	—	—
Net decrease in net assets from shareholders' distributions	(0.18)	(0.18)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—
Repurchases of common stock(4)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value at end of period	$8.65	$9.13
Shares of common stock outstanding at end of period	113,401,873	116,108,932
Total investment return-net asset value(5)	1.68%	1.90%
Net assets at beginning of period	$979,271	$1,058,691
Net assets at end of period	$981,135	$1,060,553
Average net assets	$987,393	$1,056,223
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	2.18%	2.07%
Ratio of gross operating expenses to average net assets(6)(7)	3.00%	1.83%
Ratio of expenses to average net assets(6)	3.00%	1.83%
Portfolio turnover rate(8)	7.92%	16.41%
Asset coverage ratio(9)	2.11	2.49

(1)	The per share data for the three months ended March 31, 2019 and 2018 was derived by using the weighted average shares of common stock outstanding during each period.

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
March 31, 2019
(in thousands, except share and per share amounts)

(3)
The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the three months ended March 31, 2019 and 2018.

(4)
Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the three months ended March 31, 2019 and 2018.

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

(6)	Ratio is not annualized.

(7)	Ratio of gross operating expenses to average net assets does not include expense support provided by CIG, AIM and/or CIM, if any.

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
The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.
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
On July 11, 2017, the members of CIM entered into the Third Amended CIM LLC Agreement for the purpose of creating a joint venture between AIM and CIG. Under the Third Amended CIM LLC Agreement, AIM became a member of CIM and was issued a newly-created class of membership interests in CIM pursuant to which AIM, among other things, shares in the profits, losses, distributions and expenses of CIM with the other members in accordance with the terms of the Third Amended CIM LLC Agreement, which results in CIG and AIM each owning a 50% economic interest in CIM.
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

Reclassification
Unamortized OID and market discounts/premiums received upon the early repayment of debt investments have been reclassified from net realized gains on investments to interest income. As a result, prior year amounts have been reclassified to conform to the current presentation.
Portfolio Investment Activity for the Three Months Ended March 31, 2019 and 2018
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Net Investment Activity	2019	2018
Purchases and drawdowns
Senior secured first lien debt	$134,130	$245,212
Senior secured second lien debt	9,824	75,008
Equity	1,691	1,936
Sales and principal repayments	(204,203)	(252,787)
Net portfolio activity	$(58,558)	$69,369
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,445,350	$1,413,468	78.7%
Senior secured second lien debt	330,893	310,192	17.3%
Collateralized securities and structured products - debt	15,144	15,030	0.8%
Collateralized securities and structured products - equity	16,687	15,475	0.9%
Equity	42,863	41,269	2.3%
Subtotal/total percentage	1,850,937	1,795,434	100.0%
Short term investments(2)	26,169	26,169
Total investments	$1,877,106	$1,821,603
Number of portfolio companies			142
Average annual EBITDA of portfolio companies		$81.1 million
Median annual EBITDA of portfolio companies		$56.0 million
Purchased at a weighted average price of par			97.08%
Gross annual portfolio yield based upon the purchase price(3)			9.98%

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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of March 31, 2019 and December 31, 2018, excluding short term investments of $26,169 and $12,537, respectively:

	March 31, 2019			December 31, 2018
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,754,447	$1,705,140	95.0%	$1,802,745	$1,756,777	94.8%
Other income producing investments	34,002	35,372	2.0%	41,182	39,180	2.1%
Fixed interest rate investments	34,595	28,649	1.6%	34,109	34,806	1.9%
Non-income producing equity	27,893	26,273	1.4%	26,190	22,010	1.2%
Total investments	$1,850,937	$1,795,434	100.0%	$1,904,226	$1,852,773	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$326,597	18.2%	$325,180	17.5%
Services: Business	224,934	12.5%	218,888	11.7%
Services: Consumer	134,102	7.5%	133,210	7.2%
Media: Advertising, Printing & Publishing	130,680	7.3%	131,620	7.1%
Media: Diversified & Production	114,254	6.4%	114,303	6.2%
High Tech Industries	99,739	5.6%	126,620	6.8%
Capital Equipment	98,049	5.5%	98,994	5.3%
Chemicals, Plastics & Rubber	73,269	4.1%	74,575	4.0%
Telecommunications	67,202	3.7%	74,261	4.0%
Beverage, Food & Tobacco	66,054	3.7%	73,494	4.0%
Banking, Finance, Insurance & Real Estate	63,693	3.5%	57,917	3.1%
Retail	63,239	3.4%	42,450	2.3%
Energy: Oil & Gas	58,072	3.2%	54,907	3.0%
Consumer Goods: Non-Durable	40,514	2.3%	37,148	2.0%
Construction & Building	33,895	1.9%	33,483	1.8%
Transportation: Cargo	33,002	1.8%	30,614	1.7%
Aerospace & Defense	31,773	1.8%	45,655	2.5%
Hotel, Gaming & Leisure	31,207	1.7%	54,689	3.0%
Consumer Goods: Durable	31,005	1.7%	35,709	1.9%
Diversified Financials	30,505	1.7%	30,020	1.6%
Forest Products & Paper	19,426	1.1%	19,525	1.1%
Metals & Mining	10,172	0.6%	10,333	0.6%
Automotive	9,585	0.5%	24,645	1.3%
Environmental Industries	3,000	0.2%	2,955	0.2%
Media: Broadcasting & Subscription	1,466	0.1%	1,578	0.1%
Subtotal/total percentage	1,795,434	100.0%	1,852,773	100.0%
Short term investments	26,169		12,537
Total investments	$1,821,603		$1,865,310
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2019 and December 31, 2018, our unfunded commitments amounted to $86,235 and $79,078, respectively. As of May 9, 2019, our unfunded commitments amounted to $55,944. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of March 31, 2019 and December 31, 2018, excluding short term investments of $26,169 and $12,537, respectively:

	March 31, 2019		December 31, 2018
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$21,647	1.2%	$—	—
2	1,568,572	87.4%	1,642,270	88.6%
3	187,571	10.4%	181,118	9.8%
4	9,895	0.6%	26,412	1.4%
5	7,749	0.4%	2,973	0.2%
	$1,795,434	100.0%	$1,852,773	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.
Current Investment Portfolio

As of May 8, 2019, our investment portfolio, excluding our short term investments, consisted of interests in 142 portfolio companies (78% in senior secured first lien debt, 17% in senior secured second lien debt, 2% in collateralized securities and structured products (comprised of 1% invested in non-rated debt and 1% invested in non-rated equity of such securities and products), and 3% in equity) with a total fair value of $1,816,733 with an average and median portfolio company annual EBITDA of $78.0 million and $55.3 million, respectively, at initial investment. As of May 8, 2019, investments in our portfolio, excluding our short term investments, were purchased at a weighted average price of 97.10% of par value. Our estimated gross annual portfolio yield was 9.87% based upon the purchase price of such investments. The estimated gross portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees. For the three months ended March 31, 2019, our total investment return-net asset value was 1.68%. Total investment return-net asset value does not represent and may be higher than an actual investment return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 12 of our consolidated financial statements.

As of May 8, 2019, our only short term investment was an investment in a U.S. Treasury Obligations Fund of $54,628.
Results of Operations for the Three Months Ended March 31, 2019 and 2018
Our results of operations for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Investment income	$51,171	$41,162
Net operating expenses	29,632	19,300
Net investment income	21,539	21,862
Net realized loss on investments and foreign currency	(960)	(679)
Net change in unrealized depreciation on investments	(4,050)	(1,450)
Net change in unrealized depreciation on foreign currency translation	(113)	—
Net increase in net assets resulting from operations	$16,416	$19,733
Investment Income
For the three months ended March 31, 2019 and 2018, we generated investment income of $51,171 and $41,162, respectively, consisting primarily of interest income on investments in senior secured debt and collateralized securities and structured products of 155 and 159 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $280,069, from $1,544,035 for the three months ended March 31, 2018 to $1,824,104 for the three months ended March 31, 2019, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which ended on January 25, 2019. During 2018, our investment portfolio continued to grow due to equity available to us for investment from our follow-on continuous public offering and amounts borrowed under our financing arrangements. As a result, we believe that reported investment income for the three months ended March 31, 2018 is not representative of our stabilized or future performance.

Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Management fees	$9,331	$7,939
Administrative services expense	497	461
Subordinated incentive fee on income	5,375	—
General and administrative	1,389	1,982
Interest expense	13,040	8,918
Total operating expenses	$29,632	$19,300
During the three months ended March 31, 2019, the increase in interest expense was primarily the result of additional borrowings on our existing financing arrangements, which resulted in an increase in net assets and an increase in management fees. The increase in subordinated incentive fees was a result of exceeding our hurdle rate of 1.875% for pre-incentive fee net investment income for the three months ended March 31, 2019.

The composition of our general and administrative expenses for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Professional fees	$553	$629
Transfer agent expense	265	329
Dues and subscriptions	135	244
Director fees and expenses	121	121
Valuation expense	115	164
Insurance expense	101	100
Due diligence fees	61	82
Printing and marketing expense	22	72
Accounting and administration costs	15	179
Other expenses	1	62
Total general and administrative expense	$1,389	$1,982

Net Investment Income

Our net investment income totaled $21,539 and $21,862 for the three months ended March 31, 2019 and 2018, respectively. The decrease in net investment income was primarily due to an increase in management fees, subordinated incentive fees, and interest expense, which were partially offset by an increase in investment income during the three months ended March 31, 2019.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled $(960) and $(679) for the three months ended March 31, 2019 and 2018, respectively. This change was driven primarily by realized losses on certain underperforming investments during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled $(4,050) and $(1,450) for the three months ended March 31, 2019 and 2018, respectively. This change was driven primarily by unrealized losses on certain underperforming investments during the three months ended March 31, 2019.
Net Change in Unrealized Deprecation on Foreign Currency Translation
The net change in unrealized depreciation on foreign currency translation totaled $(113) and $0 for the three months ended March 31, 2019 and 2018, respectively. This depreciation was driven primarily by unfavorable changes in foreign currency exchange rates near March 31, 2019.
Net Increase in Net Assets Resulting from Operations
For the three months ended March 31, 2019 and 2018, we recorded a net increase in net assets resulting from operations of $16,416 and $19,733, respectively, as a result of our operating activity for the respective periods.
Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $8.65 and $8.69 on March 31, 2019 and December 31, 2018, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.1829 per share during the three months ended March 31, 2019, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was 1.68% for the three month period ended March 31, 2019. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 12 to our consolidated financial statements included in this report.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price excluding sales load) have seen an annualized return of 7.54% and a cumulative total return of 57.93% through March 31, 2019 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 5.75% and a cumulative total return of 42.14% through March 31, 2019. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.04% and a cumulative total return of 28.27%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.42% and a cumulative total return of 39.42% over the same period.

Growth of $10,000 Initial Investment(1)
16,000
15,000
14,000
13,000
12,000
11,000
10,000
9,000
$15,793
$14,214
$13,942
$12,827
12/17/2012
6/30/2013
12/31/2013
6/30/2014
12/31/2014
6/30/2015
12/31/2015
6/30/2016
12/31/2016
6/30/2017
12/31/2017
6/30/2018
12/31/2018
CĪON Investment Corporation (excluding sales load)
S&P/LSTA Leveraged Loan Index
CĪON Investment Corporation (including sales load)
BofA ML US High Yield Index

(1) Cumulative performance: December 17, 2012 to March 31, 2019
The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

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

As of March 31, 2019 and December 31, 2018, we had $26,169 and $12,537 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Citibank Credit Facility

As of March 31, 2019 and May 9, 2019, our outstanding borrowings under the Second Amended Citibank Credit Facility were $282,542 and $306,542, respectively, and the aggregate unfunded principal amount was $67,458 and $43,458, respectively. For a detailed discussion of our Second Amended Citibank Credit Facility, refer to Note 7 to our consolidated financial statements included in this report.

JPM Credit Facility
As of March 31, 2019 and May 9, 2019, our outstanding borrowings under the Amended JPM Credit Facility were $250,000 and the aggregate unfunded principal amount was $25,000. For a detailed discussion of our Amended JPM Credit Facility, refer to Note 7 to our consolidated financial statements included in this report.
UBS Facility
As of March 31, 2019 and May 9, 2019, our outstanding borrowings under the amended UBS Facility were $200,000 and no additional principal amount was available for borrowing under the amended UBS Facility. For a detailed discussion of our amended UBS Facility, refer to Note 7 to our consolidated financial statements included in this report.
MS Credit Facility
As of March 31, 2019 and May 9, 2019, our outstanding borrowings under the Amended MS Credit Facility were $150,000 and $130,000, respectively, and the aggregate unfunded principal amount was $0 and $20,000, respectively. For a detailed discussion of our Amended MS Credit Facility, refer to Note 7 to our consolidated financial statements included in this report.
Unfunded Commitments
As of March 31, 2019 and May 9, 2019, our unfunded commitments amounted to $86,235 and $55,944, respectively. For a detailed discussion of our unfunded commitments, refer to Note 10 to our consolidated financial statements included in this report.
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
Our investment portfolio may contain debt investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or other unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. For further details on such debt investments, refer to Note 10 to our consolidated financial statements included in this report.
Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, except for those discussed in Note 10 to our consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, 95.0% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

Under the terms of the Amended JPM Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.00% per year. Under the terms of the Second Amended Citibank Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR plus 2.00%. Pursuant to the terms of the amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR plus a spread of 3.50%. Under the terms of the Amended MS Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR plus a spread of 3.00% per year. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Second Amended Citibank Credit Facility, the Amended JPM Credit Facility, the amended UBS Facility or the Amended MS Credit Facility in effect as of March 31, 2019:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 200 basis points	$(11,809)	(9.6)%
Down 100 basis points	(8,532)	(7.0)%
Down 50 basis points	(4,299)	(3.5)%
No change to current base rate (2.59% as of March 31, 2019)	—	—
Up 50 basis points	4,299	3.5%
Up 100 basis points	8,598	7.0%
Up 200 basis points	17,264	14.1%
Up 300 basis points	25,977	21.2%

(1)	This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 1.6% of our investments paid fixed interest rates as of March 31, 2019. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our registration statement on Form N-2, as amended, in connection with our follow-on continuous public offering was declared effective by the SEC on January 25, 2016 (SEC File No. 333-203683). Our follow-on continuous public offering commenced on January 25, 2016 and ended on January 25, 2019.
We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2019.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2019 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2019	—	$—	—	—
February 1 to February 28, 2019	—	—	—	—
March 1 to March 31, 2019	1,078,856	8.68	1,078,856	(1)
Total	1,078,856	$8.68	1,078,856	(1)

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

10.24
Second Amendment, dated as of March 14, 2019, to Credit and Security Agreement, dated as of March 29, 2017, by and among Flatiron Funding II, LLC, CION Investment Management, LLC, CĪON Investment Corporation, the Lenders from time to time party thereto, Citibank, N.A. and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2019 (File No. 814-00941)).

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

10.28
Contribution Agreement, dated as of May 19, 2017, by and among CĪON Investment Corporation, Murray Hill Funding, LLC and Murray Hill Funding II, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

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
Date: May 10, 2019
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)