Form 10-Q
period 2019-06-30
CION Investment Corp
filed 2019-08-09
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 8, 2019 was 113,786,639.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,868,367 and $1,866,316, respectively)	$1,813,582	$1,823,338
Non-controlled, affiliated investments (amortized cost of $51,112 and $50,447, respectively)	39,141	41,972
Total investments, at fair value (amortized cost of $1,919,479 and $1,916,763, respectively)	1,852,723	1,865,310
Cash	4,923	17,579
Interest receivable on investments	16,487	17,596
Receivable due on investments sold	2,676	5,787
Prepaid expenses and other assets	538	189
Total assets	$1,877,347	$1,906,461

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $5,840 and $5,927, respectively)	$876,702	$892,615
Payable for investments purchased	14,317	16,851
Accounts payable and accrued expenses	828	939
Interest payable	3,582	3,960
Accrued management fees	9,237	9,308
Accrued subordinated incentive fee on income	4,117	2,604
Accrued administrative services expense	83	913
Total liabilities	908,866	927,190

Commitments and contingencies (Note 4 and Note 10)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
113,396,246 and 112,709,239 shares issued and outstanding, respectively	113	113
Capital in excess of par value	1,054,913	1,048,693
Accumulated distributable losses	(86,545)	(69,535)
Total shareholders' equity	968,481	979,271
Total liabilities and shareholders' equity	$1,877,347	$1,906,461
Net asset value per share of common stock at end of period	$8.54	$8.69
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Interest income:
Non-controlled, non-affiliated investments	$47,871	$42,687	$95,669	$83,519
Non-controlled, affiliated investments	559	269	982	385
Total interest income	48,430	42,956	96,651	83,904
Non-cash dividend income:
Non-controlled, non-affiliated investments	90	—	180	—
Non-controlled, affiliated investments	475	—	3,037	—
Total non-cash dividend income	565	—	3,217	—
Fee and other income	524	667	822	881
Total investment income	49,519	43,623	100,690	84,785
Operating expenses
Management fees	9,237	8,602	18,568	16,541
Administrative services expense	483	531	980	992
Subordinated incentive fee on income	4,117	—	9,492	—
General and administrative	1,197	1,604	2,586	3,586
Interest expense	12,824	10,851	25,864	19,769
Total operating expenses	27,858	21,588	57,490	40,888
Net investment income	21,661	22,035	43,200	43,897
Realized and unrealized (losses) gains
Net realized (loss) gain on:
Non-controlled, non-affiliated investments	(2,242)	(6,851)	(3,199)	(7,532)
Non-controlled, affiliated investments	—	—	—	—
Foreign currency	(132)	7	(135)	9
Net realized losses	(2,374)	(6,844)	(3,334)	(7,523)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(8,178)	3,604	(11,807)	2,271
Non-controlled, affiliated investments	(3,075)	(777)	(3,496)	(894)
Foreign currency	113	—	—	—
Net change in unrealized (depreciation) appreciation	(11,140)	2,827	(15,303)	1,377
Net realized and unrealized losses	(13,514)	(4,017)	(18,637)	(6,146)
Net increase in net assets resulting from operations	$8,147	$18,018	$24,563	$37,751
Per share information—basic and diluted
Net increase in net assets per share resulting from operations	$0.07	$0.16	$0.22	$0.33
Weighted average shares of common stock outstanding	113,747,617	114,830,847	113,682,699	114,840,350
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$21,661	$22,035	$43,200	$43,897
Net realized loss on investments	(2,242)	(6,851)	(3,199)	(7,532)
Net realized (loss) gain on foreign currency	(132)	7	(135)	9
Net change in unrealized (depreciation) appreciation on investments	(11,253)	2,827	(15,303)	1,377
Net change in unrealized depreciation on foreign currency translation	113	—	—	—
Net increase in net assets resulting from operations	8,147	18,018	24,563	37,751
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(20,801)	(21,004)	(41,573)	(42,006)
Net decrease in net assets resulting from shareholders' distributions	(20,801)	(21,004)	(41,573)	(42,006)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $0, $237, $296 and $708, respectively	—	6,794	6,220	18,460
Reinvestment of shareholders' distributions	8,926	9,783	18,287	19,627
Repurchase of common stock	(8,926)	(21,525)	(18,287)	(39,904)
Net (decrease) increase in net assets resulting from capital share transactions	—	(4,948)	6,220	(1,817)

Total decrease in net assets	(12,654)	(7,934)	(10,790)	(6,072)
Net assets at beginning of period	981,135	1,060,553	979,271	1,058,691
Net assets at end of period	$968,481	$1,052,619	$968,481	$1,052,619

Net asset value per share of common stock at end of period	$8.54	$9.11	$8.54	$9.11
Shares of common stock outstanding at end of period	113,396,246	115,570,125	113,396,246	115,570,125
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$24,563	$37,751
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discount on investments	(6,335)	(8,805)
Proceeds from principal repayment of investments	162,731	321,081
Purchase of investments	(285,125)	(706,858)
Paid-in-kind interest	(4,323)	(802)
(Increase) decrease in short term investments, net	(21,203)	23,779
Proceeds from sale of investments	148,324	96,932
Net realized loss on investments	3,199	7,532
Net unrealized appreciation (depreciation) on investments	15,303	(1,377)
Amortization of debt issuance costs	1,515	1,469
(Increase) decrease in interest receivable on investments	1,125	(1,471)
(Increase) decrease in receivable due on investments sold	3,111	24,964
(Increase) decrease in prepaid expenses and other assets	(349)	843
Increase (decrease) in payable for investments purchased	(2,534)	16,605
Increase (decrease) in accounts payable and accrued expenses	(111)	(237)
Increase (decrease) in interest payable	(378)	873
Increase (decrease) in accrued management fees	(71)	781
Increase (decrease) in accrued administrative services expense	(830)	(400)
Increase (decrease) in due to CIG - offering costs	—	2
Increase (decrease) in subordinated incentive fee on income payable	1,513	(3,222)
Net cash provided by (used in) operating activities	40,125	(190,560)

Financing activities:
Gross proceeds from issuance of common stock	6,516	19,168
Commissions and dealer manager fees paid	(296)	(708)
Repurchase of common stock	(18,287)	(39,904)
Shareholders' distributions paid	(23,286)	(22,379)
Repayments under financing arrangements	(149,500)	—
Borrowings under financing arrangements	133,500	187,500
Debt issuance costs paid	(1,428)	(508)
Net cash (used in) provided by financing activities	(52,781)	143,169
Net decrease in cash and restricted cash	(12,656)	(47,391)
Cash and restricted cash, beginning of period	17,579	56,354
Cash and restricted cash, end of period	$4,923	$8,963

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,727	$17,417
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$18,287	$19,627
Restructuring of portfolio investment	$9,903	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 150.0%
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022(q)	1 Month LIBOR	Retail	$14,324	$12,440	$10,277
ACProducts, Inc., L+550, 0.00% LIBOR Floor, 2/15/2024(q)	1 Month LIBOR	Construction & Building	4,969	4,733	4,745
Adams Publishing Group, LLC, L+750, 1.00% LIBOR Floor, 7/2/2023(p)(r)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,324	15,188	15,247
Adams Publishing Group, LLC, 0.38% Unfunded, 7/2/2020(p)	None	Media: Advertising, Printing & Publishing	1,600	—	(8)
Adapt Laser Acquisition, Inc., L+800, 1.00% LIBOR Floor, 12/31/2023(p)	3 Month LIBOR	Capital Equipment	11,820	11,820	11,525
Adapt Laser Acquisition, Inc., 0.50% Unfunded, 12/31/2023	None	Capital Equipment	2,000	—	(50)
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,925	9,744	9,540
AIS Holdco, LLC, L+500, 0.00% LIBOR Floor, 8/15/2025(q)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	5,451	5,387	5,097
Alchemy US Holdco 1, LLC, L+550, 10/10/2025(q)	1 Month LIBOR	Construction & Building	7,900	7,791	7,861
Allen Media, LLC, L+650, 1.00% LIBOR Floor, 8/30/2023(p)(q)(r)(s)	3 Month LIBOR	Media: Diversified & Production	70,080	68,566	69,729
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020(q)	3 Month LIBOR	Media: Advertising, Printing & Publishing	12,965	12,403	11,971
American Clinical Solutions LLC, 12.50%, 6/11/2020(u)(w)	None	Healthcare & Pharmaceuticals	9,339	8,968	6,817
American Media, LLC, L+750, 0.00% LIBOR Floor, 12/31/2023(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	19,250	18,813	18,865
American Media, LLC, L+750, 0.00% LIBOR Floor, 12/31/2023	3 Month LIBOR	Media: Advertising, Printing & Publishing	1,277	1,279	1,251
American Media, LLC, 0.50% Unfunded, 12/31/2023	None	Media: Advertising, Printing & Publishing	426	(41)	(9)
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(p)(q)(r)(s)	3 Month LIBOR	Telecommunications	19,566	18,429	11,495
Analogic Corp., L+600, 1.00% LIBOR Floor, 6/21/2024(r)(s)	1 Month LIBOR	Healthcare & Pharmaceuticals	29,775	29,258	29,477
AP Exhaust Acquisition, LLC, L+500, 1.00% LIBOR Floor, 5/10/2024(q)(r)	3 Month LIBOR	Automotive	10,477	9,937	9,115
APCO Holdings, LLC, L+550, 0.00% LIBOR Floor, 6/9/2025(q)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	11,127	11,029	11,155
Ascent Resources - Marcellus, LLC, L+650, 1.00% LIBOR Floor, 3/30/2023	1 Month LIBOR	Energy: Oil & Gas	712	712	705
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(q)	1 Month LIBOR	Construction & Building	10,770	10,617	10,527
Avison Young (USA) Inc., L+500, 0.00% LIBOR Floor, 1/31/2026(i)(q)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	9,950	9,759	9,801
Bi-Lo, LLC, L+800, 1.00% LIBOR Floor, 5/31/2024(q)(r)	3 Month LIBOR	Retail	12,962	12,600	12,476
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023(r)(s)	3 Month LIBOR	Aerospace & Defense	25,829	25,619	25,312
Cardinal US Holdings, Inc., L+500, 1.00% LIBOR Floor, 7/31/2023(q)	3 Month LIBOR	Services: Business	8,351	7,909	8,289
CB URS Holdings Corp., L+525, 1.00% LIBOR Floor, 9/1/2024(q)(s)	1 Month LIBOR	Transportation: Cargo	16,674	16,584	16,611
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021(q)(s)	1 Month LIBOR	Services: Consumer	24,531	24,548	24,164
Charming Charlie LLC, L+1000, 1.00% LIBOR Floor, 4/24/2023(u)(v)(w)	3 Month LIBOR	Retail	3,501	1,912	—
Charming Charlie LLC, L+1000, 1.00% LIBOR Floor, 4/24/2023(u)(v)(w)	3 Month LIBOR	Retail	2,859	2,619	—
Charming Charlie LLC, 20.00%, 5/15/2019(v)	None	Retail	157	157	157
Charming Charlie LLC, 3.50% Unfunded, 5/28/2022(v)	None	Retail	890	—	—
Charming Charlie LLC, 2.50% Unfunded, 5/15/2020(v)	None	Retail	1,047	—	—
CHC Solutions Inc., 12.00%, 7/20/2023(w)	None	Healthcare & Pharmaceuticals	7,200	7,200	7,200
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(r)(s)	1 Month LIBOR	Hotel, Gaming & Leisure	24,003	23,756	23,523
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021	1 Month LIBOR	Hotel, Gaming & Leisure	1,766	1,766	1,730
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/27/2019	None	Hotel, Gaming & Leisure	5,573	—	(111)
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023	3 Month LIBOR	Beverage, Food & Tobacco	414	414	414
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023	3 Month LIBOR	Beverage, Food & Tobacco	286	274	286
Country Fresh Holdings, LLC, 1.00% Unfunded, 4/29/2023	None	Beverage, Food & Tobacco	735	(29)	—
Covenant Surgical Partners, Inc., L+475, 0.00% LIBOR Floor, 10/4/2024(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	912	911	912
Crown Subsea Communications Holdings, Inc., L+600, 0.00% LIBOR Floor, 11/2/2025(q)	1 Month LIBOR	Capital Equipment	7,800	7,655	7,800
David's Bridal, Inc., L+800, 1.00% LIBOR Floor, 1/18/2024	1 Month LIBOR	Retail	1,682	1,682	1,329
David's Bridal, Inc., L+750, 1.00% LIBOR Floor, 7/18/2023	1 Month LIBOR	Retail	420	341	425
Dayton Superior Corp., L+1400, 1.00% LIBOR Floor, 11/15/2021(q)(u)(w)	1 Month LIBOR	Construction & Building	6,390	5,903	3,514
Del Frisco's Restaurant Group, Inc., L+600, 0.00% LIBOR Floor, 6/27/2025(i)(p)(q)	1 Month LIBOR	Retail	13,915	13,695	13,950
Deluxe Entertainment Services Group Inc., L+550, 1.00% LIBOR Floor, 2/28/2020(q)	3 Month LIBOR	Media: Diversified & Production	15,843	15,811	14,180
DFC Global Facility Borrower II LLC, L+1075, 1.00% LIBOR Floor, 9/27/2022	1 Month LIBOR	Services: Consumer	24,683	24,585	24,683
DFC Global Facility Borrower II LLC, 0.50% Unfunded, 9/27/2019	None	Services: Consumer	5,317	—	—
DMT Solutions Global Corp., L+700, 0.00% LIBOR Floor, 7/2/2024(q)(s)	3 Month LIBOR	Services: Business	19,000	18,508	18,383
Eagle Family Foods Group LLC, L+650, 1.00% LIBOR Floor, 6/14/2024(s)	6 Month LIBOR	Beverage, Food & Tobacco	14,850	14,570	14,627
Elemica, Inc., L+700, 1.00% LIBOR Floor, 7/7/2021(p)(r)	1 Month LIBOR	High Tech Industries	16,975	16,767	16,890
Elemica, Inc., L+700, 1.00% LIBOR Floor, 7/7/2021	1 Month LIBOR	High Tech Industries	2,000	2,004	1,990
Elemica, Inc., 0.50% Unfunded, 7/7/2021	None	High Tech Industries	500	(30)	(3)
Entertainment Studios P&A LLC, 6.18%, 5/18/2037(m)	None	Media: Diversified & Production	17,244	17,096	17,029
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(m)	None	Media: Diversified & Production	—	—	2,705
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(q)(s)	1 Month LIBOR	Capital Equipment	28,875	28,617	28,586
ES Chappaquiddick LLC, 10.00%, 5/18/2022	None	Media: Diversified & Production	965	965	1,013
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(i)(q)	1 Month LIBOR	High Tech Industries	10,130	9,767	8,769
Extreme Reach, Inc., L+750, 0.00% LIBOR Floor, 3/29/2024(r)	1 Month LIBOR	Media: Diversified & Production	22,849	22,738	22,735
Extreme Reach, Inc., 0.50% Unfunded, 3/29/2024	None	Media: Diversified & Production	1,744	(6)	(9)
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022(u)(v)(w)	1 Month LIBOR	Media: Diversified & Production	1,168	1,168	426
F+W Media, Inc., L+1000, 1.50% LIBOR Floor, 5/24/2022(p)(u)(v)(w)	1 Month LIBOR	Media: Diversified & Production	3,286	2,759	—
F+W Media, Inc., L+1000, 8/10/2019(v)(w)	1 Month LIBOR	Media: Diversified & Production	513	504	579
F+W Media, Inc., 2.00% Unfunded, 8/10/2019(v)	None	Media: Diversified & Production	261	—	26
Flavors Holdings Inc., L+575, 1.00% LIBOR Floor, 4/3/2020(p)(r)	3 Month LIBOR	Consumer Goods: Non-Durable	13,388	12,819	12,568
Foundation Consumer Healthcare, LLC, L+550, 1.00% LIBOR Floor, 11/2/2023(p)(r)(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	38,892	38,664	38,892
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	4,211	(23)	—
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023(i)(p)(s)	1 Month LIBOR	Healthcare & Pharmaceuticals	35,000	34,724	34,300
Geo Parent Corp., L+550, 0.00% LIBOR Floor, 12/19/2025(q)	3 Month LIBOR	Services: Business	14,963	14,821	14,944
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023(q)(s)	3 Month LIBOR	Services: Business	13,601	13,549	11,510
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,774	4,619	3,891
Homer City Generation, L.P., L+1100, 1.00% LIBOR Floor, 4/5/2023(p)	1 Month LIBOR	Energy: Oil & Gas	14,518	13,976	13,974
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(q)	1 Month LIBOR	Energy: Oil & Gas	9,600	9,249	8,664
Independent Pet Partners Intermediate Holdings, LLC, L+900, 1.00% LIBOR Floor, 11/19/2023	6 Month LIBOR	Retail	11,108	11,023	10,913
Independent Pet Partners Intermediate Holdings, LLC, 1.00% Unfunded, 11/19/2023	None	Retail	8,889	(108)	(156)
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/23/2020(p)	1 Month LIBOR	Services: Business	7,873	7,600	7,873
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(q)(r)(s)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,837	15,824	15,402
Instant Web, LLC, L+650, 0.00% LIBOR Floor, 12/15/2022(p)(r)(s)	1 Month LIBOR	Media: Advertising, Printing & Publishing	37,986	37,903	36,847
Instant Web, LLC, L+650, 0.00% LIBOR Floor, 12/15/2022	1 Month LIBOR	Media: Advertising, Printing & Publishing	649	649	629
Instant Web, LLC, 0.50% Unfunded, 12/15/2022	None	Media: Advertising, Printing & Publishing	2,055	—	(62)
Intermedia Holdings, Inc., L+600, 1.00% LIBOR Floor, 7/21/2025(q)	1 Month LIBOR	High Tech Industries	12,438	12,327	12,500
International Seaways, Inc., L+600, 1.00% LIBOR Floor, 6/22/2022(i)(q)	1 Month LIBOR	Transportation: Cargo	9,374	9,250	9,374
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(q)	3 Month LIBOR	Beverage, Food & Tobacco	14,250	14,124	11,329
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2022(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	11,883	11,777	10,814
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023(s)	3 Month LIBOR	Telecommunications	19,800	19,800	19,800
Jackson Hewitt Tax Service Inc., L+625, 0.00% LIBOR Floor, 5/30/2023(s)	3 Month LIBOR	Services: Consumer	17,663	17,662	17,663
Jenny C Acquisition, Inc., L+850, 0.00% LIBOR Floor, 10/1/2024(p)	1 Month LIBOR	Services: Consumer	9,925	9,829	9,826
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(k)(q)	3 Month LIBOR	Beverage, Food & Tobacco	16,578	16,241	14,464
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022	1 Month LIBOR	Chemicals, Plastics & Rubber	7,074	7,020	6,013
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022	1 Month LIBOR	Chemicals, Plastics & Rubber	4,095	4,064	3,481
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(q)(s)	3 Month LIBOR	Consumer Goods: Durable	8,403	8,277	8,088
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 12/29/2020(r)	1 Month LIBOR	High Tech Industries	3,754	3,738	3,754
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 12/29/2020(i)	1 Month EURIBOR	High Tech Industries	€3,791	4,244	4,309
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024	3 Month LIBOR	Services: Business	20,629	20,331	20,217
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024	3 Month LIBOR	Services: Business	4,308	4,246	4,222
LD Intermediate Holdings, Inc., L+588, 1.00% LIBOR Floor, 12/9/2022(q)	3 Month LIBOR	High Tech Industries	4,824	4,533	4,794
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023(p)(r)(s)	3 Month LIBOR	Services: Consumer	44,438	43,662	43,327
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023	3 Month LIBOR	Services: Consumer	1,350	1,350	1,316
Lift Brands, Inc., 1.00% Unfunded, 4/16/2023	None	Services: Consumer	3,650	—	(91)
Longview Power, LLC, L+600, 1.00% LIBOR Floor, 4/13/2021(p)(r)	3 Month LIBOR	Energy: Oil & Gas	17,838	15,991	15,563
Manna Pro Products, LLC, L+600, 0.00% LIBOR Floor, 12/8/2023	1 Month LIBOR	Retail	9,472	9,472	9,377
Manna Pro Products, LLC, 1.00% Unfunded, 12/8/2019	None	Retail	5,528	(54)	(55)
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023(p)(s)	3 Month LIBOR	Services: Business	22,828	22,827	22,828
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023	3 Month LIBOR	Services: Business	2,500	2,500	2,500
Mimeo.com, Inc., 0.25% Unfunded, 12/21/2020	None	Services: Business	10,000	—	—
Mimeo.com, Inc., 1.00% Unfunded, 12/21/2023	None	Services: Business	500	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Moss Holding Company, L+625, 1.00% LIBOR Floor, 4/17/2023(p)(r)	3 Month LIBOR	Services: Business	20,350	20,081	19,943
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	2,232	—	(45)
Moxie Patriot LLC, L+575, 1.00% LIBOR Floor, 12/19/2020(q)	3 Month LIBOR	Energy: Oil & Gas	9,850	9,839	9,456
MRP Generation Holdings, LLC, L+700, 1.00% LIBOR Floor, 10/18/2022(q)	3 Month LIBOR	Energy: Oil & Gas	2,203	2,173	2,199
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 10/17/2022(q)	3 Month LIBOR	Metals & Mining	3,574	3,543	2,403
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(r)(s)	1 Month LIBOR	Media: Advertising, Printing & Publishing	20,342	20,180	20,139
One Call Corp., L+525, 1.00% LIBOR Floor, 11/25/2022(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	7,967	7,583	6,453
Petroflow Energy Corp., L+800, 1.00% LIBOR Floor, 6/29/2019(p)(u)(v)(w)	1 Month LIBOR	Energy: Oil & Gas	725	215	170
PFS Holding Corp., L+350, 1.00% LIBOR Floor, 1/31/2021	1 Month LIBOR	Retail	3,113	2,605	1,206
PH Beauty Holdings III, Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(q)	1 Month LIBOR	Consumer Goods: Non-Durable	9,925	9,835	9,863
Pixelle Specialty Solutions LLC, L+600, 1.00% LIBOR Floor, 10/31/2024(q)	1 Month LIBOR	Forest Products & Paper	19,900	19,445	19,651
Plano Molding Company, LLC, L+700, 1.00% LIBOR Floor, 5/12/2021(p)	1 Month LIBOR	Consumer Goods: Non-Durable	6,041	6,000	5,708
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(p)(q)	1 Month LIBOR	Chemicals, Plastics & Rubber	19,900	19,541	19,154
Polymer Process Holdings, Inc., L+600, 0.00% LIBOR Floor, 5/1/2026(q)	1 Month LIBOR	Chemicals, Plastics & Rubber	25,000	24,506	24,625
Rhino Energy LLC, L+1000, 1.00% LIBOR Floor, 12/27/2020(s)	1 Month LIBOR	Metals & Mining	7,074	6,806	7,004
SEK Holding Co LLC, L+1150, 0.00% LIBOR Floor, 3/14/2022(p)(w)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	15,145	14,868	14,842
Sequoia Healthcare Management, LLC, L+1050, 1.75% LIBOR Floor, 8/21/2023(p)(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	9,484	9,402	9,341
SIMR, LLC, L+900, 2.00% LIBOR Floor, 9/7/2023(p)(v)	1 Month LIBOR	Healthcare & Pharmaceuticals	14,873	14,612	14,334
Smart & Final Inc., L+675, 0.00% LIBOR Floor, 6/20/2025(k)(q)	3 Month LIBOR	Retail	10,000	9,091	9,288
Sorenson Communications, LLC, L+650, 0.00% LIBOR Floor, 4/30/2024(q)	3 Month LIBOR	Telecommunications	13,500	12,976	13,559
SOS Security Holdings LLC, L+650, 1.00% LIBOR Floor, 4/30/2025(p)(s)	3 Month LIBOR	Services: Business	17,500	17,326	17,325
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 9/30/2020(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,715	12,698	12,588
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 12/31/2021(p)(w)	3 Month LIBOR	Healthcare & Pharmaceuticals	495	495	490
Sprint Industrial Holdings, LLC, L+675, 1.25% LIBOR Floor, 8/15/2019(p)(w)	3 Month LIBOR	Energy: Oil & Gas	8,019	7,992	8,019
Stats Intermediate Holdings, LLC, L+525, 0.00% LIBOR Floor, 7/12/2026(k)(q)	1 Month LIBOR	High Tech Industries	10,000	9,780	9,856
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022(q)	1 Month LIBOR	Services: Business	3,929	3,856	3,936
STL Parent Corp., L+700, 0.00% LIBOR Floor, 12/6/2022(r)(s)	1 Month LIBOR	Capital Equipment	19,750	19,141	19,947
Teladoc, Inc., 0.50% Unfunded, 7/14/2020(i)	None	High Tech Industries	1,250	(17)	—
Telestream Holdings Corp., L+645, 1.00% LIBOR Floor, 3/24/2022(l)(p)	6 Month LIBOR	High Tech Industries	8,350	8,235	8,183
Tenere Inc., L+1000, 1.00% LIBOR Floor, 12/23/2021(p)(r)	3 Month LIBOR	Capital Equipment	29,680	29,309	29,383
Tensar Corp., L+475, 1.00% LIBOR Floor, 7/9/2021(q)	3 Month LIBOR	Chemicals, Plastics & Rubber	12,980	12,527	12,282
The Pasha Group, L+750, 1.00% LIBOR Floor, 1/26/2023(r)	1 Month LIBOR	Transportation: Cargo	6,391	6,243	6,459
The Pay-O-Matic Corp., L+900, 0.00% LIBOR Floor, 4/5/2021(h)(p)	3 Month LIBOR	Services: Consumer	21,725	21,589	21,725
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021(i)(w)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,363	15,321	15,324
Volta Charging, LLC, 12.00%, 6/19/2024	None	Media: Diversified & Production	10,000	10,000	10,000
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Volta Charging, LLC, 0.00% Unfunded, 6/19/2021(t)	None	Media: Diversified & Production	12,000	—	—
Wok Holdings Inc., L+650, 0.00% LIBOR Floor, 3/1/2026(q)	6 Month LIBOR	Beverage, Food & Tobacco	12,968	12,797	12,546
Woodstream Corp., L+625, 1.00% LIBOR Floor, 5/29/2022(s)	3 Month LIBOR	Consumer Goods: Non-Durable	14,300	14,300	14,300
Woodstream Corp., 0.50% Unfunded, 5/29/2021	None	Consumer Goods: Non-Durable	559	—	—
Total Senior Secured First Lien Debt				1,491,564	1,452,981
Senior Secured Second Lien Debt - 30.1%
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022(p)(r)	1 Month LIBOR	High Tech Industries	17,800	17,529	17,355
ABG Intermediate Holdings 2 LLC, L+775, 1.00% LIBOR Floor, 9/29/2025(p)	1 Month LIBOR	Retail	9,707	9,658	9,616
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(r)	1 Month LIBOR	Services: Business	17,250	17,121	17,153
Albany Molecular Research, Inc., L+700, 1.00% LIBOR Floor, 8/30/2025(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,835	10,012
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021(p)(r)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,299	6,723
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2022(p)	1 Month LIBOR	Construction & Building	5,180	5,131	5,076
Argon Medical Devices Holdings, Inc., L+800, 0.00% LIBOR Floor, 1/23/2026(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	14,400	14,328	14,220
Carestream Health, Inc., L+950, 1.00% LIBOR Floor, 6/7/2021(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,662	10,662	10,209
Country Fresh Holdings, LLC, L+850, 1.00% LIBOR Floor, 4/29/2024	3 Month LIBOR	Beverage, Food & Tobacco	1,885	1,885	1,885
EagleTree-Carbide Acquisition Corp., L+850, 1.00% LIBOR Floor, 8/28/2025(p)(r)	3 Month LIBOR	Consumer Goods: Durable	23,000	22,718	22,540
Emerald 3 Ltd., L+700, 1.00% LIBOR Floor, 5/16/2022(i)(p)	1 Month LIBOR	Environmental Industries	3,000	2,987	2,999
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(i)(r)	1 Month LIBOR	High Tech Industries	9,999	7,965	4,033
Global Tel*Link Corp., L+825, 0.00% LIBOR Floor, 11/29/2026(r)	1 Month LIBOR	Telecommunications	11,500	11,307	11,191
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026(p)	3 Month LIBOR	Services: Business	11,891	11,649	11,831
Mayfield Agency Borrower Inc., L+850, 0.00% LIBOR Floor, 3/2/2026(p)(r)(s)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	20,000	19,716	19,775
Medical Solutions Holdings, Inc., L+825, 1.00% LIBOR Floor, 6/16/2025(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,872	9,925
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026(s)	3 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,690	6,666
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(p)(r)	3 Month LIBOR	Services: Business	7,000	6,925	7,000
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024(i)	1 Month EURIBOR	Chemicals, Plastics & Rubber	€7,489	7,973	8,429
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,412	12,488
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023(p)	3 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,766	14,850
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022(q)(u)	1 Month LIBOR	Retail	4,998	4,470	562
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2022(p)	3 Month LIBOR	Telecommunications	3,000	2,927	1,050
PT Intermediate Holdings III, LLC, L+800, 1.00% LIBOR Floor, 12/8/2025(r)	3 Month LIBOR	Services: Business	9,375	9,301	9,094
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025(r)	3 Month LIBOR	Telecommunications	2,942	2,915	2,707
SESAC Holdco II LLC, L+725, 1.00% LIBOR Floor, 2/23/2025(r)	1 Month LIBOR	Media: Broadcasting & Subscription	250	248	248
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023(p)(r)	1 Month LIBOR	Services: Business	10,000	9,905	9,600
TexOak Petro Holdings LLC, 8.00%, 12/29/2019(u)(v)(w)	None	Energy: Oil & Gas	8,237	2,592	—
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025(p)	1 Month LIBOR	Services: Business	13,393	13,105	12,991
TouchTunes Interactive Networks, Inc., L+825, 1.00% LIBOR Floor, 5/29/2022(r)	1 Month LIBOR	Hotel, Gaming & Leisure	5,226	5,193	5,226
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(p)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,662	8,784
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/13/2026(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,866	14,138
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023(p)	3 Month LIBOR	High Tech Industries	3,173	3,127	3,173
Total Senior Secured Second Lien Debt				313,739	291,549
Collateralized Securities and Structured Products - Debt - 1.4%
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(i)	3 Month LIBOR	Diversified Financials	13,405	13,405	13,305
Total Collateralized Securities and Structured Products - Debt				13,405	13,305
Collateralized Securities and Structured Products - Equity - 1.6%
APIDOS CLO XVI Subordinated Notes, 6.39% Estimated Yield, 1/19/2025(i)	(g)	Diversified Financials	9,000	3,697	2,842
CENT CLO 19 Ltd. Subordinated Notes, 37.72% Estimated Yield, 10/29/2025(i)	(g)	Diversified Financials	2,000	1,163	1,135
Galaxy XV CLO Ltd. Class A Subordinated Notes, 6.78% Estimated Yield, 4/15/2025(i)	(g)	Diversified Financials	4,000	2,306	1,838
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026(i)	(g)	Diversified Financials	10,000	9,433	9,599
Total Collateralized Securities and Structured Products - Equity				16,599	15,414
Equity - 4.8%
Ascent Resources - Marcellus, LLC, Common Shares(t)		Energy: Oil & Gas	511,255 Units	1,642	1,342
Ascent Resources - Marcellus, LLC, Warrants(t)		Energy: Oil & Gas	132,367 Units	13	4
Avaya Holdings Corp., Common Stock(j)(q)(t)		Telecommunications	321,260 Units	5,285	3,826
Charming Charlie LLC, Common Stock(t)(v)		Retail	30,046,243 Units	1,302	—
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend(f)		Healthcare & Pharmaceuticals	1,818,182 Units	4,845	4,918
Conisus Holdings, Inc., Series B Preferred Stock, 12% Dividend(f)(v)		Healthcare & Pharmaceuticals	12,677,833 Units	12,237	11,861
Conisus Holdings, Inc., Common Stock(t)(v)		Healthcare & Pharmaceuticals	4,914,556 Units	200	1,590
Country Fresh Holdings, Common Shares(t)		Beverage, Food & Tobacco	2,985 Units	5,249	5,249
David's Bridal, Inc., Common Stock(t)		Retail	32,296 Units	580	161
F+W Media, Inc., Common Stock(t)(v)		Media: Diversified & Production	31,211 Units	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(t)		Retail	1,000,000 Units	1,000	1,050
Independent Pet Partners Intermediate Holdings, LLC, Warrants(t)		Retail	155,880 Units	—	9
Mooregate ITC Acquisition, LLC, Class A Units(t)		High Tech Industries	500 Units	563	204
Mount Logan Capital Inc., Common Stock(i)(j)(t)(v)		Banking, Finance, Insurance & Real Estate	7,842,273 Units	3,335	2,575
NS NWN Acquisition, LLC, Voting Units(t)		High Tech Industries	346 Units	393	668
NS NWN Acquisition, LLC, Class A Preferred Units(t)		High Tech Industries	111 Units	111	332
NSG Co-Invest (Bermuda) LP, Partnership Interests(i)(t)		Consumer Goods: Durable	1,575 Units	1,000	753
Rhino Energy LLC, Warrants(t)		Metals & Mining	170,972 Units	280	83
SIMR Parent, LLC, Class B Common Units(t)(v)		Healthcare & Pharmaceuticals	7,500,000 Units	7,500	7,423
Spinal USA, Inc. / Precision Medical Inc., Warrants(t)		Healthcare & Pharmaceuticals	9,317,237 Units	4,736	3,354
Tenere Inc., Warrant(t)		Capital Equipment	N/A	161	332
TexOak Petro Holdings LLC, Membership Interests(t)(v)		Energy: Oil & Gas	60,000 Units	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2019
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Total Equity			50,432	45,734
Short Term Investments - 3.5%(n)
First American Treasury Obligations Fund, Class Z Shares, 2.23%(o)			33,740	33,740
Total Short Term Investments			33,740	33,740
TOTAL INVESTMENTS - 191.3%			$1,919,479	1,852,723
LIABILITIES IN EXCESS OF OTHER ASSETS - (91.3%)				(884,242)
NET ASSETS - 100%				$968,481

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note i. below. Unless specifically identified in note w. below, investments do not contain a paid-in-kind, or PIK, interest provision.

b.
The 1, 3, and 6 month London Interbank Offered Rate, or LIBOR, rates were 2.40%, 2.32%, and 2.20%, respectively, as of June 30, 2019.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2019, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2019. The 1 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.43%) as of June 30, 2019.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 8) using significant unobservable inputs unless otherwise noted.

d.	Represents amortized cost for debt securities and cost for equity investments.

e.	Denominated in U.S. dollars unless otherwise noted.

f.	For the six months ended June 30, 2019, non-cash dividend income of $3,037 and $180 was recorded on the Company's investment in Conisus Holdings, Inc. and CHC Medical Partners, Inc., respectively.

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

i.
The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2019, 92.3% of the Company’s total assets represented qualifying assets.

j.	Fair value determined using level 1 inputs.

k.	Position or a portion thereof unsettled as of June 30, 2019.

l.
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in the syndication in exchange for lower payment priority.

m.	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.

n.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

o.	7-day effective yield as of June 30, 2019.

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of June 30, 2019 (see Note 7).

q.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank N.A., or Citibank, as of June 30, 2019 (see Note 7).

r.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of June 30, 2019 (see Note 7).

s.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street Funding, LLC, or 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with Morgan Stanley N.A., or MS, as of June 30, 2019 (see Note 7).

t.	Non-income producing security.

u.	Investment was on non-accrual status as of June 30, 2019.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2019
(in thousands)

v.
Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the company. Fair value as of December 31, 2018 and June 30, 2019, along with transactions during the six months ended June 30, 2019 in these affiliated investments are as follows:

		Six Months Ended June 30, 2019				Six Months Ended June 30, 2019
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2018	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized (Loss) Gain	Fair Value at June 30, 2019	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
Charming Charlie, LLC
First Lien Term Loan B1	$1,021	$—	$—	$(1,021)	$—	$—	$—	$—
First Lien Term Loan B2	1,249	—	—	(1,249)	—	—	—	—
Vendor Payment Financing	157	—	—	—	157	—	39	—
Common Stock	—	—	—	—	—	—	—	—
Conisus Holdings, Inc.
Series B Preferred Stock	10,903	3,037	—	(2,079)	11,861	—	—	3,037
Common Stock	197	—	—	1,393	1,590	—	—	—
F+W Media, Inc.
First Lien Term Loan B-1	1,137	51	—	(762)	426	—	50	—
First Lien Term Loan B-2	161	—	—	(161)	—	—	—	—
First Lien DIP Term Loan	—	504	—	101	605	—	72	—
Common Stock	—	—	—	—	—	—	—	—
Mount Logan Capital Inc.
Common Stock	2,645	—	—	(70)	2,575	—	—	—
SIMR, LLC
First Lien Term Loan	14,757	23	(431)	(15)	14,334	—	912	—
SIMR Parent, LLC
Class B Common Units	7,382	—	—	41	7,423	—	—	—
Petroflow Energy Corp.
First Lien Term Loan	2,363	—	(2,519)	326	170	—	(91)	—
TexOak Petro Holdings LLC
Second Lien Term Loan	—	—	—	—	—	—	—	—
Membership Interests	—	—	—	—	—	—	—	—
Totals	$41,972	$3,615	$(2,950)	$(3,496)	$39,141	$—	$982	$3,037

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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2019
(in thousands)

w.
For the six months ended June 30, 2019, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
American Clinical Solutions LLC(u)	Senior Secured First Lien Debt	10.50%	2.00%	12.50%	$—	$—	$—
Charming Charlie LLC(u)	Senior Secured First Lien Debt	7.58%	5.00%	12.58%	$—	$—	$—
Charming Charlie LLC(u)	Senior Secured First Lien Debt	3.58%	9.00%	12.58%	$—	$—	$—
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%	$288	$144	$432
Dayton Superior Corp.(u)	Senior Secured First Lien Debt	10.33%	6.00%	16.33%	$346	$94	$440
F+W Media, Inc.(u)	Senior Secured First Lien Debt	—	12.41%	12.41%	$—	$—	$—
F+W Media, Inc.(u)	Senior Secured First Lien Debt	—	8.91%	8.91%	$—	$51	$51
F+W Media, Inc.	Senior Secured First Lien Debt	—	12.38%	12.38%	$—	$13	$13
Petroflow Energy Corp.(u)	Senior Secured First Lien Debt	3.00%	7.44%	10.44%	$—	$—	$—
SEK Holding Co LLC	Senior Secured First Lien Debt	10.39%	3.50%	13.89%	$477	$160	$637
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	11.83%	11.83%	$—	$15	$15
Sprint Industrial Holdings, LLC	Senior Secured First Lien Debt	8.35%	1.00%	9.35%	$259	$101	$360
TexOak Petro Holdings LLC(u)	Senior Secured Second Lien Debt	—	8.00%	8.00%	$—	$—	$—
Therapure Biopharma Inc.(x)	Senior Secured First Lien Debt	11.19%	—	11.19%	$866	$363	$1,229

x.	Default interest was paid-in-kind.
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
June 30, 2019
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $33,740 and $12,537 of such investments at June 30, 2019 and December 31, 2018, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of June 30, 2019.
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
June 30, 2019
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
June 30, 2019
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
Revenue Recognition
Securities transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts.  For investments in equity tranches of collateralized loan obligations, the Company records income based on the effective interest rate determined using the amortized cost and estimated cash flows, which is updated periodically. Loan origination fees, OID, and market discounts/premiums are recorded and such amounts are amortized as adjustments to interest income over the respective term of the loan using the effective interest rate method. Upon the prepayment of a loan or security, prepayment premiums, any unamortized loan origination fees, OID, or market discounts are recorded as interest income. In addition, the Company may generate revenue in the form of commitment, amendment, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with investments are recognized when earned.
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of June 30, 2019 and December 31, 2018.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
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
The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	696,264	$6,516	2,003,534	$19,168
Reinvestment of distributions	2,108,240	18,287	2,151,956	19,627
Total gross shares/proceeds	2,804,504	24,803	4,155,490	38,795
Sales commissions and dealer manager fees	—	(296)	—	(708)
Net shares/proceeds	2,804,504	24,507	4,155,490	38,087
Share repurchase program	(2,117,497)	(18,287)	(4,367,116)	(39,904)
Net shares/proceeds from (for) share transactions	687,007	$6,220	(211,626)	$(1,817)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

During the six months ended June 30, 2019 and 2018, the Company sold 2,804,504 and 4,155,490 shares, respectively, at an average price per share of $8.84 and $9.34, respectively.
Since commencing its initial continuous public offering on July 2, 2012 and through June 30, 2019, the Company issued 113,396,246 net shares of common stock for net proceeds of $1,155,287 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $181,151, for which the Company issued 20,004,535 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $181,151, for which the Company repurchased 20,100,034 shares of common stock.
During the period from July 1, 2019 to August 8, 2019, the Company received gross proceeds of $3,323 from reinvested shareholder distributions, for which the Company issued 390,393 shares of common stock.
Since commencing its initial continuous public offering on July 2, 2012 and through August 8, 2019, the Company issued 113,786,639 net shares of common stock for net proceeds of $1,158,610 at an average price per share of $10.18. The net proceeds include gross proceeds received from reinvested shareholder distributions of $184,474, for which the Company issued 20,394,928 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $181,151, for which the Company repurchased 20,100,034 shares of common stock.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

The following table summarizes the share repurchases completed during the year ended December 31, 2018 and the six months ended June 30, 2019:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2018
March 31, 2018	January 3, 2018	2,014,536	100%	$9.12	$18,379
June 30, 2018	April 4, 2018	2,352,580	100%	9.15	21,525
September 30, 2018	July 5, 2018	2,507,596	100%	9.06	22,724
	September 26, 2018	2,086,133	100%	9.06	18,907
December 31, 2018	December 26, 2018	1,759,845	63%	8.81	15,508
Total for the year ended December 31, 2018		10,720,690			$97,043

2019
March 31, 2019	March 27, 2019	1,078,856	30%	$8.68	$9,361
June 30, 2019	June 26, 2019	1,038,641	15%	8.59	8,926
Total for the six months ended June 30, 2019		2,117,497			$18,287
Note 4. Transactions with Related Parties
For the three and six months ended June 30, 2019 and 2018, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2019	2018	2019	2018
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$(3)	$105	$121	$323
CIM	Investment adviser	Management fees(2)	9,237	8,602	18,568	16,541
CIM	Investment adviser	Incentive fees(2)	4,117	—	9,492	—
CIM	Administrative services provider	Administrative services expense(2)	483	531	980	531
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	—	—	—	461
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(2)	30	—	60	—
			$13,864	$9,238	$29,221	$17,856

(1)	Amounts charged directly to equity.

(2)	Amounts charged directly to operations.
On December 28, 2016, the Company entered into an amended and restated follow-on dealer manager agreement with CIM and CION Securities, LLC (formerly, ICON Securities, LLC), or CION Securities, in connection with the Company's follow-on continuous public offering, which ended on January 25, 2019. Under the amended and restated dealer manager agreement, the dealer manager fee was reduced from up to 3% to up to 2% of gross offering proceeds and selling commissions to the selling dealers were reduced from up to 7% to up to 3% of gross offering proceeds. Such costs were charged against capital in excess of par value when incurred. Since commencing its initial continuous public offering on July 2, 2012 through January 25, 2019, the Company paid or accrued sales commissions of $65,278 to the selling dealers and dealer manager fees of $32,628 to CION Securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

The Company has entered into an investment advisory agreement with CIM. On November 1, 2018, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2018.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. For the six months ended June 30, 2019 and 2018, the liability recorded for subordinated incentive fees was $9,492 and $0, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and six months ended June 30, 2019 and 2018, the Company had no liability for and did not record any capital gains incentive fees.
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

Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of June 30, 2019, the Company raised gross offering proceeds of $1,155,287, of which it can pay up to $17,329 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through June 30, 2019, the Company paid $10,709 of such costs, leaving an additional $6,620 that can be paid.

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

On January 1, 2019, the Company entered into a servicing agreement with CIM’s affiliate, Apollo Investment Administration, L.P., or AIA, pursuant to which AIA furnishes the Company with administrative services including, but not limited to, loan and high yield trading services, trade and settlement support, and monthly valuation reports and support for all broker quoted investments. AIA is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement is reasonable, and costs and expenses incurred are documented. The servicing agreement may be terminated at any time, without the payment of any penalty, by either party, upon 60 days' written notice to the other party.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
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
Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. The Company did not record any obligation to repay expense support from CIG or CIM during the three and six months ended June 30, 2018 or 2019, respectively. The Company did not repay any expense support to CIG or CIM during the three and six months ended June 30, 2018 or 2019, respectively. The Company may or may not be requested to reimburse any expense support provided in the future.
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
As of June 30, 2019 and December 31, 2018, the total liability payable to CIM and its affiliates was $13,497 and $12,825, respectively, which primarily related to fees earned by CIM during the three months ended June 30, 2019 and December 31, 2018, respectively.
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
June 30, 2019
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

The Company’s board of directors declared or ratified distributions for 52 and 26 record dates during the year ended December 31, 2018 and the six months ended June 30, 2019, respectively.
The following table presents cash distributions per share that were declared during the year ended December 31, 2018 and the six months ended June 30, 2019:

	Distributions
Three Months Ended	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
June 30, 2018 (thirteen record dates)	0.1829	21,004
September 30, 2018 (thirteen record dates)	0.1829	20,776
December 31, 2018 (thirteen record dates)	0.1829	20,701
Total distributions for the year ended December 31, 2018	$0.7316	$83,483

2019
March 31, 2019 (thirteen record dates)	$0.1829	$20,772
June 30, 2019 (thirteen record dates)	0.1829	20,801
Total distributions for the six months ended June 30, 2019	$0.3658	$41,573

On June 25, 2019, the Company's co-chief executive officers declared regular weekly cash distributions of $0.014067 per share for July 2019 through September 2019. Each distribution was or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
July 2, 2019	July 31, 2019	$0.014067
July 9, 2019	July 31, 2019	$0.014067
July 16, 2019	July 31, 2019	$0.014067
July 23, 2019	July 31, 2019	$0.014067
July 30, 2019	July 31, 2019	$0.014067
August 6, 2019	August 28, 2019	$0.014067
August 13, 2019	August 28, 2019	$0.014067
August 20, 2019	August 28, 2019	$0.014067
August 27, 2019	August 28, 2019	$0.014067
September 3, 2019	September 25, 2019	$0.014067
September 10, 2019	September 25, 2019	$0.014067
September 17, 2019	September 25, 2019	$0.014067
September 24, 2019	September 25, 2019	$0.014067

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
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

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For the six months ended June 30, 2019 and the year ended December 31, 2018, none of the Company's distributions resulted from expense support from CIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIM provides such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods.

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019			2018
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.3658	$41,573	100.0%	$0.3658	$42,006	100.0%
Total distributions	$0.3658	$41,573	100.0%	$0.3658	$42,006	100.0%
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

As of June 30, 2019, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $13,458; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $102,061; the net unrealized depreciation was $88,603; and the aggregate cost of securities for Federal income tax purposes was $1,941,326.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of June 30, 2019 and December 31, 2018 at amortized cost and fair value was as follows:

	June 30, 2019			December 31, 2018
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,491,564	$1,452,981	79.9%	$1,492,034	$1,462,989	79.0%
Senior secured second lien debt	313,739	291,549	16.0%	341,595	323,365	17.4%
Collateralized securities and structured products - debt	13,405	13,305	0.7%	15,193	15,193	0.8%
Collateralized securities and structured products - equity	16,599	15,414	0.9%	16,794	14,827	0.8%
Equity	50,432	45,734	2.5%	38,610	36,399	2.0%
Subtotal/total percentage	1,885,739	1,818,983	100.0%	1,904,226	1,852,773	100.0%
Short term investments(2)	33,740	33,740		12,537	12,537
Total investments	$1,919,479	$1,852,723		$1,916,763	$1,865,310

(1)	Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$307,177	16.9%	$325,180	17.5%
Services: Business	219,594	12.1%	218,888	11.7%
Services: Consumer	142,613	7.8%	133,210	7.2%
Media: Diversified & Production	138,413	7.6%	114,303	6.2%
Media: Advertising, Printing & Publishing	126,995	7.0%	131,620	7.1%
Capital Equipment	97,523	5.4%	98,994	5.3%
High Tech Industries	96,807	5.3%	126,620	6.8%
Chemicals, Plastics & Rubber	88,834	4.9%	74,575	4.0%
Retail	80,585	4.4%	42,450	2.3%
Beverage, Food & Tobacco	69,584	3.8%	73,494	4.0%
Telecommunications	63,628	3.5%	74,261	4.0%
Banking, Finance, Insurance & Real Estate	63,245	3.5%	57,917	3.1%
Energy: Oil & Gas	60,096	3.3%	54,907	3.0%
Consumer Goods: Non-Durable	42,439	2.3%	37,148	2.0%
Transportation: Cargo	32,444	1.8%	30,614	1.7%
Construction & Building	31,723	1.7%	33,483	1.8%
Consumer Goods: Durable	31,381	1.7%	35,709	1.9%
Hotel, Gaming & Leisure	30,368	1.7%	54,689	3.0%
Diversified Financials	28,719	1.6%	30,020	1.6%
Aerospace & Defense	25,312	1.4%	45,655	2.5%
Forest Products & Paper	19,651	1.1%	19,525	1.1%
Metals & Mining	9,490	0.5%	10,333	0.6%
Automotive	9,115	0.5%	24,645	1.3%
Environmental Industries	2,999	0.2%	2,955	0.2%
Media: Broadcasting & Subscription	248	—	1,578	0.1%
Subtotal/total percentage	1,818,983	100.0%	1,852,773	100.0%
Short term investments	33,740		12,537
Total investments	$1,852,723		$1,865,310

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

	June 30, 2019		December 31, 2018
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,717,885	94.4%	$1,740,168	93.9%
Canada	33,713	1.9%	27,122	1.6%
Cayman Islands	15,414	0.8%	14,827	0.8%
Germany	13,305	0.8%	15,193	0.8%
Luxembourg	12,802	0.7%	13,833	0.7%
Marshall Islands	9,374	0.5%	9,404	0.5%
Netherlands	8,429	0.5%	18,015	1.0%
Cyprus	4,309	0.2%	4,616	0.2%
United Kingdom	2,999	0.2%	2,955	0.2%
Bermuda	753	—	675	—
France	—	—	5,965	0.3%
Subtotal/total percentage	1,818,983	100.0%	1,852,773	100.0%
Short term investments	33,740		12,537
Total investments	$1,852,723		$1,865,310

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

As of June 30, 2019 and December 31, 2018, investments on non-accrual status represented 0.6% and 1.4%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2019 and December 31, 2018, the Company’s unfunded commitments amounted to $70,968 and $79,078, respectively. As of August 6, 2019, the Company’s unfunded commitments amounted to $68,656. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 10 for further details on the Company’s unfunded commitments.
Note 7. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2019:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	L+2.00%	$307,542	$42,458	March 30, 2022
JPM Credit Facility	Term Loan Credit Facility	L+3.00%	250,000	25,000	August 24, 2021
UBS Facility	Repurchase Agreement	L+3.50%	200,000	—	May 19, 2020
MS Credit Facility	Revolving Credit Facility	L+3.00%	125,000	25,000	December 19, 2022
			$882,542	$92,458

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
June 30, 2019
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

As of December 31, 2018, the principal amount outstanding on the Amended Citibank Credit Facility was $298,542. As of June 30, 2019 and August 8, 2019, the principal amount outstanding on the Second Amended Citibank Credit Facility was $307,542 and $327,542, respectively.

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

The Company incurred debt issuance costs of $3,373 in connection with obtaining and amending the Citibank Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Second Amended Citibank Credit Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Second Amended Citibank Credit Facility. At June 30, 2019, the unamortized portion of the debt issuance costs was $1,899.

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

In connection with the Second Amended Citibank Credit Facility, Flatiron Funding II has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the six months ended June 30, 2019, Flatiron Funding II was in compliance with all covenants and reporting requirements.

For the three and six months ended June 30, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Second Amended Citibank Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stated interest expense	$3,419	$3,515	$6,603	$6,422
Amortization of deferred financing costs	172	161	334	321
Non-usage fee	102	1	217	2
Total interest expense	$3,693	$3,677	$7,154	$6,745
Weighted average interest rate(1)	4.71%	4.29%	4.81%	3.94%
Average borrowings	$296,399	$324,542	$282,525	$324,542

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Second Amended Citibank Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

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

As of June 30, 2019 and 2018, the principal amount outstanding on the Amended JPM Credit Facility was $250,000 and $224,423, respectively.

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

In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the six months ended June 30, 2019, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $4,052 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of June 30, 2019 and will amortize to interest expense over the term of the Amended JPM Credit Facility. At June 30, 2019, the unamortized portion of the debt issuance costs was $1,308.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

For the three and six months ended June 30, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stated interest expense	$3,534	$3,073	$7,083	$5,911
Amortization of deferred financing costs	152	208	458	425
Non-usage fee	64	28	126	29
Total interest expense	$3,750	$3,309	$7,667	$6,365
Weighted average interest rate(1)	5.69%	5.47%	5.74%	5.26%
Average borrowings	$250,000	$224,423	$250,000	$224,423

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended JPM Credit Facility and is annualized for periods covering less than one year.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

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

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended UBS Facility. At June 30, 2019, the unamortized portion of the upfront fee and other expenses was $833.

As of June 30, 2019, Notes in the aggregate principal amount of $266,667 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $200,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of June 30, 2019, the amount due at maturity under the Amended UBS Facility was $200,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of June 30, 2019, the fair value of assets held by Murray Hill Funding II was $320,778.

For the three and six months ended June 30, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stated interest expense	$3,078	$2,853	$6,150	$4,858
Amortization of deferred financing costs	234	234	466	466
Total interest expense	$3,312	$3,087	$6,616	$5,324
Weighted average interest rate(1)	6.09%	5.66%	6.12%	5.33%
Average borrowings	$200,000	$199,588	$200,000	$181,146

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended UBS Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

MS Credit Facility

On December 19, 2017, 33rd Street Funding entered into a senior secured credit facility, or the MS Credit Facility, with MS. The MS Credit Facility provided for a revolving credit facility in an aggregate principal amount of up to $200,000, subject to compliance with a borrowing base.

Advances under the MS Credit Facility will be available through December 19, 2020 and will bear interest at a floating rate equal to the three-month LIBOR, plus a spread of (i) 3.0% per year through December 19, 2020 and (ii) 3.5% per year thereafter through December 19, 2022. Interest is payable quarterly in arrears. All advances under the MS Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than December 19, 2022. In addition, 33rd Street Funding will be subject to a non-usage fee of 0.75% per year that accrues for each day of an accrual period on the amount by which $200,000 exceeds the greater of (x) the aggregate principal amount, if any, of the advances outstanding on such day and (y) during the period from June 20, 2018 through December 19, 2020, 75% of $200,000 (or such smaller amount if the committed facility amount is reduced pursuant to the terms and conditions of the loan and servicing agreement). The non-usage fees, if any, are payable quarterly in arrears. 33rd Street Funding incurred certain customary costs and expenses in connection with obtaining the MS Credit Facility.

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

On June 5, 2018, June 12, 2018 and June 28, 2018, 33rd Street Funding drew down $25,000, $75,000 and $50,000 of borrowings under the MS Credit Facility, respectively. On May 8, 2019 and May 23, 2019, 33rd Street Funding repaid $20,000 and $5,000 of borrowings under the MS Credit Facility, respectively. As of June 30, 2019 and December 31, 2018, the principal amount outstanding on the Amended MS Credit Facility was $125,000 and $150,000, respectively. As of August 8, 2019, the principal amount outstanding on the Amended MS Credit Facility was $115,000.

33rd Street Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,591 in connection with obtaining and amending the MS Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended MS Credit Facility. On June 5, 2018, unamortized upfront fees were recorded as a direct reduction to the outstanding balance of the Amended MS Credit Facility, which is included in the Company’s consolidated balance sheet as of June 30, 2019. At June 30, 2019, the unamortized portion of the upfront fee and other expenses was $1,800.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

For the three and six months ended June 30, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Amended MS Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stated interest expense	$1,910	$316	$4,064	$316
Amortization of deferred financing costs	129	129	257	257
Non-usage fee	30	333	106	762
Total interest expense	$2,069	$778	$4,427	$1,335
Weighted average interest rate(1)	5.64%	10.49%	5.80%	17.43%
Average borrowings	$135,989	$24,451	$142,956	$12,293

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended MS Credit Facility and is annualized for periods covering less than one year.
Note 8. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of June 30, 2019 and December 31, 2018, according to the fair value hierarchy:

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,452,981	$1,452,981	$—	$—	$1,462,989	$1,462,989
Senior secured second lien debt	—	—	291,549	291,549	—	—	323,365	323,365
Collateralized securities and structured products - debt	—	—	13,305	13,305	—	—	15,193	15,193
Collateralized securities and structured products - equity	—	—	15,414	15,414	—	—	14,827	14,827
Equity	6,401	—	39,333	45,734	7,323	—	29,076	36,399
Short term investments	33,740	—	—	33,740	12,537	—	—	12,537
Total Investments	$40,141	$—	$1,812,582	$1,852,723	$19,860	$—	$1,845,450	$1,865,310

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Equity	Total
Beginning balance, March 31, 2019	$1,413,468	$310,192	$15,030	$15,475	$32,984	$1,787,149
Investments purchased(1)	137,901	4,856	—	—	7,723	150,480
Net realized loss	(2,087)	—	—	—	(155)	(2,242)
Net change in unrealized (depreciation) appreciation	(6,701)	(1,489)	14	27	(1,219)	(9,368)
Accretion of discount	2,909	409	—	—	—	3,318
Sales and principal repayments(1)	(92,509)	(22,419)	(1,739)	(88)	—	(116,755)
Ending balance, June 30, 2019	$1,452,981	$291,549	$13,305	$15,414	$39,333	$1,812,582
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2019(2)	$(8,775)	$(1,334)	$14	$27	$(1,219)	$(11,287)

(1)	Includes non-cash restructured securities.

(2)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

	Six Months Ended June 30, 2019
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Equity	Total
Beginning balance, December 31, 2018	$1,462,989	$323,365	$15,193	$14,827	$29,076	$1,845,450
Investments purchased(1)	272,678	14,680	—	—	11,977	299,335
Net realized loss	(2,982)	(13)	(49)	—	(155)	(3,199)
Net change in unrealized (depreciation) appreciation	(9,538)	(3,960)	(100)	782	(1,565)	(14,381)
Accretion of discount	5,572	763	—	—	—	6,335
Sales and principal repayments(1)	(275,738)	(43,286)	(1,739)	(195)	—	(320,958)
Ending balance, June 30, 2019	$1,452,981	$291,549	$13,305	$15,414	$39,333	$1,812,582
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2019(2)	$(12,057)	$(3,972)	$(100)	$782	$(1,565)	$(16,912)

(1)	Includes non-cash restructured securities.

(2)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2018
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Equity	Total
Beginning balance, March 31, 2018	$1,160,746	$354,061	$22,380	$18,731	$17,307	$1,573,225
Investments purchased	363,182	20,472	—	—	1,301	384,955
Net realized (loss) gain	(938)	(6,050)	—	137	—	(6,851)
Net change in unrealized appreciation (depreciation)	2,067	1,772	(329)	(10)	72	3,572
Accretion of discount	2,992	367	352	—	—	3,711
Sales and principal repayments	(149,894)	(5,024)	(7,500)	(2,808)	—	(165,226)
Ending balance, June 30, 2018	$1,378,155	$365,598	$14,903	$16,050	$18,680	$1,793,386
Change in net unrealized appreciation (depreciation) on investments still held as of June 30, 2018(1)	$1,589	$(4,216)	$22	$112	$72	$(2,421)

(1)	Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

	Six Months Ended June 30, 2018
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2017	$1,100,336	$333,944	$25,289	$18,525	$7,639	$16,277	$1,502,010
Investments purchased	608,835	95,480	—	—	—	3,237	707,552
Net realized (loss) gain	(2,508)	(5,182)	—	137	21	—	(7,532)
Net change in unrealized (depreciation) appreciation	(2,215)	3,124	122	353	14	(834)	564
Accretion of discount	7,714	725	362	—	4	—	8,805
Sales and principal repayments	(334,007)	(62,493)	(10,870)	(2,965)	(7,678)	—	(418,013)
Ending balance, June 30, 2018	$1,378,155	$365,598	$14,903	$16,050	$—	$18,680	$1,793,386
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2018(1)	$(1,023)	$(1,993)	$295	$(74)	$—	$(834)	$(3,629)

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$961,007	Discounted Cash Flow	Discount Rates	5.0%	—	20.8%	10.0%
	483,798	Broker Quotes	Broker Quotes	N/A			N/A
	8,176	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	144,001	Broker Quotes	Broker Quotes	N/A			N/A
	140,825	Discounted Cash Flow	Discount Rates	10.0%	—	13.2%	11.4%
	6,723	Market Comparable Approach	EBITDA Multiple	4.73x			N/A
Collateralized securities and structured products - debt	13,305	Discounted Cash Flow	Discount Rates	12.4%			N/A
Collateralized securities and structured products - equity	15,414	Discounted Cash Flow	Discount Rates	12.5%	—	16.0%	13.8%
Equity	19,632	Market Comparable Approach	EBITDA Multiple	4.50x	—	9.50x	7.84x
	7,263		Revenue Multiple	0.30x	—	3.49x	0.72x
	11,861	Discounted Cash Flow	Discount Rates	18.8%			N/A
	414	Options Pricing Model	Expected Volatility	33.0%	—	65.0%	39.4%
	163	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,812,582

(1)	Weighted average amounts are based on the estimated fair values.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

	December 31, 2018
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$959,417	Discounted Cash Flow	Discount Rates	3.0%	-	32.5%	10.6%
	497,641	Broker Quotes	Broker Quotes	N/A			N/A
	2,270	Market Comparable Approach	EBITDA Multiple	4.00x	-	5.00x	4.00x
	1,298		Revenue Multiple	0.15x	-	0.20x	0.18x
	2,363	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	170,578	Discounted Cash Flow	Discount Rates	9.6%	-	25.7%	11.9%
	145,734	Broker Quotes	Broker Quotes	N/A			N/A
	7,053	Market Comparable Approach	EBITDA Multiple	8.25x	-	9.25x	8.79x
Collateralized securities and structured products - debt	15,193	Discounted Cash Flow	Discount Rates	11.0%			N/A
Collateralized securities and structured products - equity	14,827	Discounted Cash Flow	Discount Rates	13.3%	-	15.0%	13.9%
Equity	24,077	Market Comparable Approach	EBITDA Multiple	4.00x	-	10.00x	7.96x
	3,236		Revenue Multiple	0.15x	-	1.25x	1.00x
	1,461	Broker Quotes	Broker Quotes	N/A			N/A
	302	Options Pricing Model	Expected Volatility	33.0%	-	110.7%	56.7%
Total	$1,845,450

(1)	Weighted average amounts are based on the estimated fair values.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.
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
Note 9. General and Administrative Expense
General and administrative expense consisted of the following items for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Professional fees	$117	$324	$670	$953
Transfer agent expense	338	317	603	646
Valuation expense	227	207	342	371
Director fees and expenses	119	121	240	242
Insurance expense	103	103	204	203
Accounting and administration costs	188	174	203	352
Dues and subscriptions	24	158	159	402
Due diligence fees	—	27	61	109
Printing and marketing expense	34	74	56	146
Other expenses	47	99	48	162
Total general and administrative expense	$1,197	$1,604	$2,586	$3,586

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
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

As of June 30, 2019 and December 31, 2018, the Company’s unfunded commitments were as follows:

Unfunded Commitments	June 30, 2019(1)	December 31, 2018(1)
Volta Charging, LLC	$12,000	$—
Mimeo.com, Inc.	10,500	13,000
Independent Pet Partners Intermediate Holdings, LLC	8,889	—
CircusTrix Holdings, LLC	5,573	5,573
Manna Pro Products, LLC	5,528	—
DFC Global Facility Borrower II LLC	5,317	5,317
Foundation Consumer Healthcare, LLC	4,211	4,211
Lift Brands, Inc.	3,650	4,150
Moss Holding Company	2,232	2,232
Instant Web, LLC	2,055	2,704
Adapt Laser Acquisition, Inc.	2,000	1,500
Charming Charlie, LLC	1,938	1,938
LAV Gear Holdings, Inc.	1,744	—
Adams Publishing Group, LLC	1,600	2,069
Teladoc, Inc.	1,250	1,250
Country Fresh Holdings, LLC	735	—
Woodstream Corp.	559	559
Elemica, Inc.	500	2,500
American Media, Inc.	426	1,778
F+W Media, Inc.	261	—
TherapeuticsMD, Inc.	—	25,000
Ministry Brands, LLC	—	2,924
Ivy Hill Middle Market Credit Fund VIII, Ltd.	—	1,111
OTG Management, LLC	—	514
Studio Movie Grill Holdings, LLC	—	468
PDI TA Holdings, Inc.	—	237
Achilles Acquisition, LLC	—	43
Total	$70,968	$79,078

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2019 and December 31, 2018, refer to the table above and the consolidated schedules of investments. As of August 6, 2019, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $68,656.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
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
Note 11. Fee Income
Fee income consists of commitment fees, origination fees and amendment fees. The following table summarizes the Company’s fee income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amendment fees	$146	$389	$444	$544
Origination fees	350	—	350	—
Commitment fees	28	278	28	337
Total	$524	$667	$822	$881
Income from all fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Per share data:(1)
Net asset value at beginning of period	$8.69	$9.14
Results of operations:
Net investment income	0.38	0.38
Net realized and net change in unrealized losses(2)	(0.16)	(0.04)
Net increase in net assets resulting from operations(2)	0.22	0.34
Shareholder distributions:
Distributions from net investment income	(0.37)	(0.37)
Net decrease in net assets from shareholders' distributions	(0.37)	(0.37)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—
Repurchases of common stock(4)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value at end of period	$8.54	$9.11
Shares of common stock outstanding at end of period	113,396,246	115,570,125
Total investment return-net asset value(5)	2.52%	3.67%
Net assets at beginning of period	$979,271	$1,058,691
Net assets at end of period	$968,481	$1,052,619
Average net assets	$983,857	$1,052,915
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	4.39%	4.17%
Ratio of gross operating expenses to average net assets(6)(7)	5.84%	3.88%
Ratio of expenses to average net assets(6)	5.84%	3.88%
Portfolio turnover rate(8)	15.74%	25.90%
Asset coverage ratio(9)	2.10	2.17

(1)	The per share data for the six months ended June 30, 2019 and 2018 was derived by using the weighted average shares of common stock outstanding during each period.

(2)
The amount shown for net realized and net change in unrealized losses on investments is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

(3)
The continuous issuance of shares of common stock may cause an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the six months ended June 30, 2019 and 2018.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019
(in thousands, except share and per share amounts)

(4)
Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the six months ended June 30, 2019 and 2018.

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

Portfolio Investment Activity for the Three Months Ended June 30, 2019 and 2018
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
Net Investment Activity	2019	2018
Purchases and drawdowns
Senior secured first lien debt	$137,623	$362,929
Senior secured second lien debt	4,856	20,472
Equity	6,904	1,301
Sales and principal repayments	(116,755)	(165,226)
Net portfolio activity	$32,628	$219,476
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,491,564	$1,452,981	79.9%
Senior secured second lien debt	313,739	291,549	16.0%
Collateralized securities and structured products - debt	13,405	13,305	0.7%
Collateralized securities and structured products - equity	16,599	15,414	0.9%
Equity	50,432	45,734	2.5%
Subtotal/total percentage	1,885,739	1,818,983	100.0%
Short term investments(2)	33,740	33,740
Total investments	$1,919,479	$1,852,723
Number of portfolio companies			141
Average annual EBITDA of portfolio companies		$81.6 million
Median annual EBITDA of portfolio companies		$56.1 million
Purchased at a weighted average price of par			97.10%
Gross annual portfolio yield based upon the purchase price(3)			9.74%

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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of June 30, 2019 and December 31, 2018, excluding short term investments of $33,740 and $12,537, respectively:

	June 30, 2019			December 31, 2018
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,772,038	$1,713,487	94.2%	$1,802,745	$1,756,777	94.8%
Fixed interest rate investments	46,656	41,393	2.3%	34,109	34,806	1.9%
Other income producing investments	33,695	35,148	1.9%	41,182	39,180	2.1%
Non-income producing equity	33,350	28,955	1.6%	26,190	22,010	1.2%
Total investments	$1,885,739	$1,818,983	100.0%	$1,904,226	$1,852,773	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$307,177	16.9%	$325,180	17.5%
Services: Business	219,594	12.1%	218,888	11.7%
Services: Consumer	142,613	7.8%	133,210	7.2%
Media: Diversified & Production	138,413	7.6%	114,303	6.2%
Media: Advertising, Printing & Publishing	126,995	7.0%	131,620	7.1%
Capital Equipment	97,523	5.4%	98,994	5.3%
High Tech Industries	96,807	5.3%	126,620	6.8%
Chemicals, Plastics & Rubber	88,834	4.9%	74,575	4.0%
Retail	80,585	4.4%	42,450	2.3%
Beverage, Food & Tobacco	69,584	3.8%	73,494	4.0%
Telecommunications	63,628	3.5%	74,261	4.0%
Banking, Finance, Insurance & Real Estate	63,245	3.5%	57,917	3.1%
Energy: Oil & Gas	60,096	3.3%	54,907	3.0%
Consumer Goods: Non-Durable	42,439	2.3%	37,148	2.0%
Transportation: Cargo	32,444	1.8%	30,614	1.7%
Construction & Building	31,723	1.7%	33,483	1.8%
Consumer Goods: Durable	31,381	1.7%	35,709	1.9%
Hotel, Gaming & Leisure	30,368	1.7%	54,689	3.0%
Diversified Financials	28,719	1.6%	30,020	1.6%
Aerospace & Defense	25,312	1.4%	45,655	2.5%
Forest Products & Paper	19,651	1.1%	19,525	1.1%
Metals & Mining	9,490	0.5%	10,333	0.6%
Automotive	9,115	0.5%	24,645	1.3%
Environmental Industries	2,999	0.2%	2,955	0.2%
Media: Broadcasting & Subscription	248	—	1,578	0.1%
Subtotal/total percentage	1,818,983	100.0%	1,852,773	100.0%
Short term investments	33,740		12,537
Total investments	$1,852,723		$1,865,310
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2019 and December 31, 2018, our unfunded commitments amounted to $70,968 and $79,078, respectively. As of August 6, 2019, our unfunded commitments amounted to $68,656. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of June 30, 2019 and December 31, 2018, excluding short term investments of $33,740 and $12,537, respectively:

	June 30, 2019		December 31, 2018
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$14,635	0.8%	$—	—
2	1,552,990	85.4%	1,642,270	88.6%
3	215,098	11.8%	181,118	9.8%
4	28,251	1.6%	26,412	1.4%
5	8,009	0.4%	2,973	0.2%
	$1,818,983	100.0%	$1,852,773	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio

The following table summarizes the composition of our investment portfolio at fair value as of August 6, 2019:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,442,161	80.0%
Senior secured second lien debt	287,770	16.0%
Collateralized securities and structured products - debt	10,399	0.6%
Collateralized securities and structured products - equity	15,510	0.9%
Equity	45,454	2.5%
Subtotal/total percentage	1,801,294	100.0%
Short term investments(1)	39,265
Total investments	$1,840,559
Number of portfolio companies		138
Average annual EBITDA of portfolio companies	$81.1 million
Median annual EBITDA of portfolio companies	$56.0 million
Purchased at a weighted average price of par		97.06%
Gross annual portfolio yield based upon the purchase price(2)		9.72%

(1)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(2)
The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees and does not consider the cost of leverage.

Results of Operations for the Three Months Ended June 30, 2019 and 2018
Our results of operations for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019	2018
Investment income	$49,519	$43,623
Net operating expenses	27,858	21,588
Net investment income	21,661	22,035
Net realized loss on investments and foreign currency	(2,374)	(6,844)
Net change in unrealized (depreciation) appreciation on investments	(11,253)	2,827
Net change in unrealized appreciation on foreign currency translation	113	—
Net increase in net assets resulting from operations	$8,147	$18,018
Investment Income
For the three months ended June 30, 2019 and 2018, we generated investment income of $49,519 and $43,623, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, and structured products of 147 and 163 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $117,080, from $1,690,129 for the three months ended June 30, 2018 to $1,807,209 for the three months ended June 30, 2019, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which ended on January 25, 2019. During 2018, our investment portfolio continued to grow due to equity available to us for investment from our follow-on continuous public offering and amounts borrowed under our financing arrangements. As a result, we believe that reported investment income for the three months ended June 30, 2018 is not representative of our stabilized or future performance.

Operating Expenses
The composition of our operating expenses for the three months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,
	2019	2018
Management fees	$9,237	$8,602
Administrative services expense	483	531
Subordinated incentive fee on income	4,117	—
General and administrative	1,197	1,604
Interest expense	12,824	10,851
Total operating expenses	$27,858	$21,588
During the three months ended June 30, 2019, the increase in interest expense was primarily the result of additional borrowings on our existing financing arrangements, which resulted in an increase in net assets and an increase in management fees. The increase in subordinated incentive fees was a result of exceeding our hurdle rate of 1.875% for pre-incentive fee net investment income for the three months ended June 30, 2019.

The composition of our general and administrative expenses for the three months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,
	2019	2018
Transfer agent expense	$338	$317
Valuation expense	227	207
Accounting and administration costs	188	174
Director fees and expenses	119	121
Professional fees	117	324
Insurance expense	103	103
Printing and marketing expense	34	74
Dues and subscriptions	24	158
Due diligence fees	—	27
Other expenses	47	99
Total general and administrative expense	$1,197	$1,604
Net Investment Income
Our net investment income totaled $21,661 and $22,035 for the three months ended June 30, 2019 and 2018, respectively. The decrease in net investment income was primarily due to an increase in management fees, subordinated incentive fees, and interest expense, which were partially offset by an increase in investment income during the three months ended June 30, 2019.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled ($2,374) and ($6,844) for the three months ended June 30, 2019 and 2018, respectively. This change was driven primarily by smaller realized losses on certain underperforming investments during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled ($11,253) and $2,827 for the three months ended June 30, 2019 and 2018, respectively. This change was driven primarily by unrealized losses on certain underperforming investments during the three months ended June 30, 2019.

Net Change in Unrealized Depreciation on Foreign Currency Translation

The net change in unrealized depreciation on foreign currency translation totaled $113 and $0 for the three months ended June 30, 2019 and 2018, respectively. This change in unrealized depreciation was due to the realization of previously unrealized depreciation during the three months ended June 30, 2019.
Net Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2019 and 2018, we recorded a net increase in net assets resulting from operations of $8,147 and $18,018, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Six Months Ended June 30, 2019 and 2018
Our results of operations for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018
Investment income	$100,690	$84,785
Net operating expenses	57,490	40,888
Net investment income	43,200	43,897
Net realized loss on investments and foreign currency	(3,334)	(7,523)
Net change in unrealized (depreciation) appreciation on investments	(15,303)	1,377
Net increase in net assets resulting from operations	$24,563	$37,751
Investment Income
For the six months ended June 30, 2019 and 2018, we generated investment income of $100,690 and $84,785, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities, structured products, and unsecured debt of 161 and 185 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $182,135, from $1,653,743 for the six months ended June 30, 2018 to $1,835,878 for the six months ended June 30, 2019, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which ended on January 25, 2019. During 2018, our investment portfolio continued to grow due to equity available to us for investment from our follow-on continuous public offering and amounts borrowed under our financing arrangements. As a result, we believe that reported investment income for the six months ended June 30, 2018 is not representative of our stabilized or future performance.

Operating Expenses
The composition of our operating expenses for the six months ended June 30, 2019 and 2018 was as follows:

	Six Months Ended June 30,
	2019	2018
Management fees	$18,568	$16,541
Administrative services expense	980	992
Subordinated incentive fee on income	9,492	—
General and administrative	2,586	3,586
Interest expense	25,864	19,769
Total operating expenses	$57,490	$40,888

During the six months ended June 30, 2019, the increase in interest expense was primarily the result of additional borrowings on our existing financing arrangements, which resulted in an increase in net assets and an increase in management fees. The increase in subordinated incentive fees was a result of exceeding our hurdle rate of 1.875% for pre-incentive fee net investment income for the three months ended March 31, 2019 and June 30, 2019.

The composition of our general and administrative expenses for the six months ended June 30, 2019 and 2018 was as follows:

	Six Months Ended June 30,
	2019	2018
Professional fees	$670	$953
Transfer agent expense	603	646
Valuation expense	342	371
Director fees and expenses	240	242
Insurance expense	204	203
Accounting and administration costs	203	352
Dues and subscriptions	159	402
Due diligence fees	61	109
Printing and marketing expense	56	146
Other expenses	48	162
Total general and administrative expense	$2,586	$3,586
Net Investment Income
Our net investment income totaled $43,200 and $43,897 for the six months ended June 30, 2019 and 2018, respectively. The decrease in net investment income was primarily due to an increase in management fees, subordinated incentive fees, and interest expense, which were partially offset by an increase in investment income during the six months ended June 30, 2019.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled ($3,334) and ($7,523) for the six months ended June 30, 2019 and 2018, respectively. This change was driven primarily by smaller realized losses on certain underperforming investments during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled ($15,303) and $1,377 for the six months ended June 30, 2019 and 2018, respectively. This change was driven primarily by unrealized losses on certain underperforming investments during the six months ended June 30, 2019 that negatively impacted the fair value of certain investments.
Net Increase in Net Assets Resulting from Operations
For the six months ended June 30, 2019 and 2018, we recorded a net increase in net assets resulting from operations of $24,563 and $37,751, respectively, as a result of our operating activity for the respective periods.

Net Asset Value per Share, Annual Investment Return and Total Return Since Inception
Our net asset value per share was $8.54 and $8.69 on June 30, 2019 and December 31, 2018, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.3658 per share during the six months ended June 30, 2019, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was 2.52% for the six month period ended June 30, 2019. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 12 to our consolidated financial statements included in this report.
Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price excluding sales load) have seen an annualized return of 7.33% and a cumulative total return of 58.83% through June 30, 2019 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 5.62% and a cumulative total return of 42.95% through June 30, 2019. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.15% and a cumulative total return of 30.42%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.61% and a cumulative total return of 42.94% over the same period.

Growth of $10,000 Initial Investment(1)
16,000
15,000
14,000
13,000
12,000
11,000
10,000
9,000
$15,883
$14,295
$14,294
$13,042
12/17/2012
6/30/2013
12/31/2013
6/30/2014
12/31/2014
6/30/2015
12/31/2015
6/30/2016
12/31/2016
6/30/2017
12/31/2017
6/30/2018
12/31/2018
6/30/2019
CĪON Investment Corporation (excluding sales load)
S&P/LSTA Leveraged Loan Index
CĪON Investment Corporation (including sales load)
BofA ML US High Yield Index

(1) Cumulative performance: December 17, 2012 to June 30, 2019
The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from cash flows from interest, fees and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We also employ leverage to seek to enhance our returns as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio to 150% from 200% and, as a result, to potentially increase the ratio of a BDC’s debt to equity to a maximum of 2-to-1 from a maximum of 1-to-1, so long as certain approval and disclosure requirements are satisfied. We currently have not determined whether to seek to utilize such additional leverage. We generated cash from the net proceeds from our continuous public offerings. Our initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. Our follow-on continuous public offering commenced on January 25, 2016 and ended on January 25, 2019.
As of June 30, 2019 and December 31, 2018, we had $33,740 and $12,537 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Citibank Credit Facility

As of June 30, 2019 and August 8, 2019, our outstanding borrowings under the Second Amended Citibank Credit Facility were $307,542 and $327,542, respectively, and the aggregate unfunded principal amount in connection with the Second Amended Citibank Credit Facility was $42,458 and $22,458, respectively. For a detailed discussion of our Second Amended Citibank Credit Facility, refer to Note 7 to our consolidated financial statements included in this report.

JPM Credit Facility
As of June 30, 2019 and August 8, 2019, our outstanding borrowings under the Amended JPM Credit Facility were $250,000 and the aggregate unfunded principal amount in connection with the Amended JPM Credit Facility was $25,000. For a detailed discussion of our Amended JPM Credit Facility, refer to Note 7 to our consolidated financial statements included in this report.

UBS Facility
As of June 30, 2019 and August 8, 2019, our outstanding borrowings under the amended UBS Facility were $200,000 and no additional principal amount was available for borrowing under the amended UBS Facility. For a detailed discussion of our amended UBS Facility, refer to Note 7 to our consolidated financial statements included in this report.

MS Credit Facility
As of June 30, 2019 and August 8, 2019, our outstanding borrowings under the Amended MS Credit Facility were $125,000 and $115,000, respectively, and the aggregate unfunded principal amount in connection with the Amended MS Credit Facility was $25,000 and $35,000, respectively. For a detailed discussion of our Amended MS Credit Facility, refer to Note 7 to our consolidated financial statements included in this report.

Unfunded Commitments
As of June 30, 2019 and August 6, 2019, our unfunded commitments amounted to $70,968 and $68,656, respectively. For a detailed discussion of our unfunded commitments, refer to Note 10 to our consolidated financial statements included in this report.
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

Related Party Transactions

For a discussion of our relationship with related parties including CION Securities, CIM, ICON Capital, CIG, and AIA and amounts incurred under agreements with such related parties, refer to Note 4 to our consolidated financial statements included in this report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, 94.2% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Second Amended Citibank Credit Facility, the Amended JPM Credit Facility, the amended UBS Facility or the Amended MS Credit Facility in effect as of June 30, 2019:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 200 basis points	$(10,852)	(8.6)%
Down 100 basis points	(8,853)	(7.0)%
Down 50 basis points	(4,477)	(3.5)%
No change to current base rate (2.43% as of June 30, 2019)	—	—
Up 50 basis points	4,543	3.6%
Up 100 basis points	9,085	7.2%
Up 200 basis points	18,171	14.4%
Up 300 basis points	27,256	21.6%

(1)	This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 2.3% of our investments paid fixed interest rates as of June 30, 2019. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2019.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2019 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2019	—	$—	—	—
May 1 to May 31, 2019	—	—	—	—
June 1 to June 30, 2019	1,038,641	8.59	1,038,641	(1)
Total	1,038,641	$8.59	1,038,641	(1)

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
Date: August 9, 2019
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)