Form 10-Q
period 2019-09-30
CION Investment Corp
filed 2019-11-13
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 8, 2019 was 113,772,046.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,813,662 and $1,866,316, respectively)	$1,739,057	$1,823,338
Non-controlled, affiliated investments (amortized cost of $51,816 and $50,447, respectively)	36,097	41,972
Total investments, at fair value (amortized cost of $1,865,478 and $1,916,763, respectively)	1,775,154	1,865,310
Cash	10,147	17,579
Interest receivable on investments	17,853	17,596
Receivable due on investments sold	2,283	5,787
Prepaid expenses and other assets	541	189
Total assets	$1,805,978	$1,906,461

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $5,145 and $5,927, respectively)	$837,397	$892,615
Payable for investments purchased	4,419	16,851
Accounts payable and accrued expenses	1,039	939
Interest payable	3,197	3,960
Accrued management fees	9,029	9,308
Accrued subordinated incentive fee on income	4,983	2,604
Accrued administrative services expense	453	913
Total liabilities	860,517	927,190

Commitments and contingencies (Note 4 and Note 10)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
113,381,782 and 112,709,239 shares issued and outstanding, respectively	113	113
Capital in excess of par value	1,054,913	1,048,693
Accumulated distributable losses	(109,565)	(69,535)
Total shareholders' equity	945,461	979,271
Total liabilities and shareholders' equity	$1,805,978	$1,906,461
Net asset value per share of common stock at end of period	$8.34	$8.69
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Interest income:
Non-controlled, non-affiliated investments	$46,568	$53,718	$142,237	$137,237
Non-controlled, affiliated investments	460	295	1,442	680
Total interest income	47,028	54,013	143,679	137,917
Non-cash dividend income:
Non-controlled, non-affiliated investments	158	—	338	—
Non-controlled, affiliated investments	497	—	3,534	—
Total non-cash dividend income	655	—	3,872	—
Fee and other income	2,092	404	2,914	1,285
Total investment income	49,775	54,417	150,465	139,202
Operating expenses
Management fees	9,029	9,164	27,597	25,705
Administrative services expense	453	500	1,433	1,492
Subordinated incentive fee on income	4,983	5,573	14,475	5,573
General and administrative	1,155	1,407	3,741	4,993
Interest expense	12,493	12,901	38,357	32,670
Total operating expenses	28,113	29,545	85,603	70,433
Net investment income	21,662	24,872	64,862	68,769
Realized and unrealized (losses) gains
Net realized (loss) gain on:
Non-controlled, non-affiliated investments	(311)	525	(3,510)	(7,007)
Non-controlled, affiliated investments	—	—	—	—
Foreign currency	(5)	(12)	(140)	(3)
Net realized (losses) gains	(316)	513	(3,650)	(7,010)
Net change in unrealized depreciation on:
Non-controlled, non-affiliated investments	(19,821)	(9,620)	(31,628)	(7,349)
Non-controlled, affiliated investments	(3,747)	(408)	(7,243)	(1,302)
Net change in unrealized depreciation	(23,568)	(10,028)	(38,871)	(8,651)
Net realized and unrealized losses	(23,884)	(9,515)	(42,521)	(15,661)
Net (decrease) increase in net assets resulting from operations	$(2,222)	$15,357	$22,341	$53,108
Per share information—basic and diluted
Net (decrease) increase in net assets per share resulting from operations	$(0.02)	$0.14	$0.20	$0.46
Weighted average shares of common stock outstanding	113,729,902	113,490,567	113,698,608	114,385,478
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$21,662	$24,872	$64,862	$68,769
Net realized (loss) gain on investments	(311)	525	(3,510)	(7,007)
Net realized loss on foreign currency	(5)	(12)	(140)	(3)
Net change in unrealized depreciation on investments	(23,568)	(10,028)	(38,871)	(8,651)
Net (decrease) increase in net assets from operations	(2,222)	15,357	22,341	53,108
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(20,798)	(20,776)	(62,371)	(62,782)
Net decrease in net assets from shareholders' distributions	(20,798)	(20,776)	(62,371)	(62,782)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $0, $0, $296 and $708, respectively	—	1	6,220	18,461
Reinvestment of shareholders' distributions	8,562	9,624	26,849	29,251
Repurchase of common stock	(8,562)	(41,631)	(26,849)	(81,535)
Net (decrease) increase in net assets from capital share transactions	—	(32,006)	6,220	(33,823)

Total decrease in net assets	(23,020)	(37,425)	(33,810)	(43,497)
Net assets at beginning of period	968,481	1,052,619	979,271	1,058,691
Net assets at end of period	$945,461	$1,015,194	$945,461	$1,015,194

Net asset value per share of common stock at end of period	$8.34	$9.06	$8.34	$9.06
Shares of common stock outstanding at end of period	113,381,782	112,035,367	113,381,782	112,035,367
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$22,341	$53,108
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discount on investments	(10,058)	(13,903)
Proceeds from principal repayment of investments	285,698	535,081
Purchase of investments	(379,489)	(1,003,789)
Paid-in-kind interest	(5,312)	(1,045)
(Increase) decrease in short term investments, net	(10,523)	106,503
Proceeds from sale of investments	167,432	161,230
Net realized loss (gain) on investments	3,510	7,007
Net unrealized depreciation on investments	38,871	8,651
Amortization of debt issuance costs	2,210	2,363
(Increase) decrease in due from counterparty	—	(2,321)
(Increase) decrease in interest receivable on investments	(230)	(1,765)
(Increase) decrease in receivable due on investments sold	3,504	15,879
(Increase) decrease in prepaid expenses and other assets	(352)	(1,608)
Increase (decrease) in payable for investments purchased	(12,432)	(1,281)
Increase (decrease) in accounts payable and accrued expenses	100	(421)
Increase (decrease) in interest payable	(763)	1,231
Increase (decrease) in accrued management fees	(279)	1,343
Increase (decrease) in accrued administrative services expense	(460)	(356)
Increase (decrease) in due to CIG - offering costs	—	(4)
Increase (decrease) in subordinated incentive fee on income payable	2,379	2,351
Net cash provided by (used in) operating activities	106,147	(131,746)

Financing activities:
Gross proceeds from issuance of common stock	6,516	19,169
Commissions and dealer manager fees paid	(296)	(708)
Repurchase of common stock	(26,849)	(81,535)
Shareholders' distributions paid	(35,522)	(33,531)
Borrowings under financing arrangements	223,500	213,077
Repayments of financing arrangements	(279,500)	(25,000)
Debt issuance costs paid	(1,428)	(543)
Net cash (used in) provided by financing activities	(113,579)	90,929
Net decrease in cash and restricted cash	(7,432)	(40,817)
Cash and restricted cash, beginning of period	17,579	56,354
Cash and restricted cash, end of period	$10,147	$15,537

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,895	$29,065
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$26,849	$29,251
Restructuring of portfolio investment	$9,903	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 150.0%
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022(p)	1 Month LIBOR	Retail	$14,280	$12,548	$10,032
ACProducts, Inc., L+550, 0.00% LIBOR Floor, 2/15/2024(p)	1 Month LIBOR	Construction & Building	4,938	4,713	4,937
Adams Publishing Group, LLC, L+750, 1.00% LIBOR Floor, 7/2/2023(o)(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	14,043	13,923	13,973
Adams Publishing Group, LLC, 0.38% Unfunded, 7/2/2020(o)	None	Media: Advertising, Printing & Publishing	1,600	—	(8)
Adapt Laser Acquisition, Inc., L+800, 1.00% LIBOR Floor, 12/31/2023(o)	3 Month LIBOR	Capital Equipment	11,820	11,820	11,229
Adapt Laser Acquisition, Inc., 0.50% Unfunded, 12/31/2023	None	Capital Equipment	2,000	—	(100)
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,900	9,724	9,467
AIS Holdco, LLC, L+500, 0.00% LIBOR Floor, 8/15/2025(p)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	5,417	5,355	5,146
Alchemy US Holdco 1, LLC, L+550, 10/10/2025(p)	1 Month LIBOR	Construction & Building	7,850	7,744	7,771
Allen Media Broadcasting LLC, L+625, 1.00% LIBOR Floor, 7/3/2024(o)(q)	3 Month LIBOR	Media: Diversified & Production	24,844	24,223	24,409
Allen Media, LLC, L+650, 1.00% LIBOR Floor, 8/30/2023(o)(p)(q)(r)	3 Month LIBOR	Media: Diversified & Production	74,030	72,513	74,030
ALM Media, LLC, L+450, 1.00% LIBOR Floor, 7/31/2020(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	12,965	12,527	12,965
American Clinical Solutions LLC, 12.50%, 6/11/2020(t)(w)	None	Healthcare & Pharmaceuticals	9,339	8,968	6,817
American Media, LLC, L+750, 0.00% LIBOR Floor, 12/31/2023	3 Month LIBOR	Media: Advertising, Printing & Publishing	1,574	1,578	1,559
American Media, LLC, 0.50% Unfunded, 12/31/2023	None	Media: Advertising, Printing & Publishing	128	(40)	(1)
American Media, LLC, L+750, 0.00% LIBOR Floor, 12/31/2023(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	18,875	18,463	18,686
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(o)(p)(q)(r)	3 Month LIBOR	Telecommunications	19,566	18,527	11,838
Analogic Corp., L+600, 1.00% LIBOR Floor, 6/21/2024(q)(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	29,700	29,200	29,403
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024	3 Month LIBOR	Media: Diversified & Production	833	833	833
Anthem Sports & Entertainment Inc., 0.50% Unfunded, 9/9/2024	None	Media: Diversified & Production	1,333	—	—
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024(o)(w)	3 Month LIBOR	Media: Diversified & Production	16,693	16,489	16,526
AP Exhaust Acquisition, LLC, L+500, 1.00% LIBOR Floor, 5/10/2024(p)(q)	3 Month LIBOR	Automotive	10,451	9,934	8,021
APCO Holdings, LLC, L+550, 0.00% LIBOR Floor, 6/9/2025(p)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	10,977	10,882	10,813
Ascent Resources - Marcellus, LLC, L+650, 1.00% LIBOR Floor, 3/30/2023	1 Month LIBOR	Energy: Oil & Gas	712	712	690
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(p)	1 Month LIBOR	Construction & Building	10,770	10,623	10,258
Avison Young (USA) Inc., L+500, 0.00% LIBOR Floor, 1/31/2026(h)(p)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	9,925	9,739	9,764
Bi-Lo, LLC, L+800, 1.00% LIBOR Floor, 5/31/2024(p)(q)	3 Month LIBOR	Retail	12,930	12,582	12,412
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023(q)(r)	1 Month LIBOR	Aerospace & Defense	25,763	25,563	25,505
Cardinal US Holdings, Inc., L+500, 1.00% LIBOR Floor, 7/31/2023(p)	3 Month LIBOR	Services: Business	8,330	7,912	8,273
CB URS Holdings Corp., L+575, 1.00% LIBOR Floor, 9/1/2024(p)(r)	1 Month LIBOR	Transportation: Cargo	16,542	16,455	16,335
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021(p)(r)	1 Month LIBOR	Services: Consumer	24,467	24,481	23,856
Charming Charlie LLC, 20.00%, 5/15/2019(t)(u)	None	Retail	1,047	1,047	807
Charming Charlie LLC, L+1200, 1.00% LIBOR Floor, 4/24/2023(t)(u)(w)	1 Month LIBOR	Retail	2,936	2,619	—
Charming Charlie LLC, L+1200, 1.00% LIBOR Floor, 4/24/2023(t)(u)(w)	1 Month LIBOR	Retail	3,595	1,912	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
CHC Solutions Inc., 12.00%, 7/20/2023(w)	None	Healthcare & Pharmaceuticals	7,273	7,273	7,273
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(q)(r)	1 Month LIBOR	Hotel, Gaming & Leisure	23,942	23,717	23,463
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021	1 Month LIBOR	Hotel, Gaming & Leisure	2,430	2,430	2,381
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/27/2019	None	Hotel, Gaming & Leisure	4,904	—	(98)
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023	3 Month LIBOR	Beverage, Food & Tobacco	286	274	286
Country Fresh Holdings, LLC, 1.00% Unfunded, 4/29/2023	None	Beverage, Food & Tobacco	735	(29)	—
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023	3 Month LIBOR	Beverage, Food & Tobacco	414	414	414
Crown Subsea Communications Holdings, Inc., L+600, 0.00% LIBOR Floor, 11/2/2025(p)	1 Month LIBOR	Capital Equipment	7,800	7,658	7,829
David's Bridal, Inc., L+750, 1.00% LIBOR Floor, 7/18/2023	1 Month LIBOR	Retail	418	342	366
David's Bridal, Inc., L+800, 1.00% LIBOR Floor, 1/18/2024(t)	1 Month LIBOR	Retail	1,673	1,673	795
Dayton Superior Corp., L+1400, 1.00% LIBOR Floor, 11/15/2021(p)(t)(w)	3 Month LIBOR	Construction & Building	6,490	5,941	4,932
Deluxe Entertainment Services Group Inc., L+750, 1.50% LIBOR Floor, 9/18/2020(j)	1 Month LIBOR	Media: Diversified & Production	2,851	2,851	3,136
Deluxe Entertainment Services Group Inc., 0.50% Unfunded, 10/30/2019	None	Media: Diversified & Production	1,149	—	—
Deluxe Entertainment Services Group Inc., L+750, 1.50% LIBOR Floor, 7/30/2020(p)(aa)	3 Month LIBOR	Media: Diversified & Production	10,000	9,593	21,075
Deluxe Entertainment Services Group Inc., L+550, 1.00% LIBOR Floor, 2/28/2020(j)(t)(aa)	3 Month LIBOR	Media: Diversified & Production	25,213	17,663	4,475
DMT Solutions Global Corp., L+700, 0.00% LIBOR Floor, 7/2/2024(p)(r)	6 Month LIBOR	Services: Business	18,750	18,283	18,258
Eagle Family Foods Group LLC, L+650, 1.00% LIBOR Floor, 6/14/2024(r)	3 Month LIBOR	Beverage, Food & Tobacco	14,813	14,544	14,516
Entertainment Studios P&A LLC, 6.18%, 5/18/2037(l)	None	Media: Diversified & Production	17,244	17,096	16,813
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(l)	None	Media: Diversified & Production	—	—	2,622
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(p)(r)	1 Month LIBOR	Capital Equipment	28,313	28,064	27,746
ES Chappaquiddick LLC, 10.00%, 5/18/2022	None	Media: Diversified & Production	965	965	989
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(h)(p)	6 Month LIBOR	High Tech Industries	10,104	9,788	8,222
Extreme Reach, Inc., L+750, 0.00% LIBOR Floor, 3/29/2024(q)	1 Month LIBOR	Media: Diversified & Production	22,442	22,335	22,330
Extreme Reach, Inc., 0.50% Unfunded, 3/29/2024	None	Media: Diversified & Production	1,744	(4)	(9)
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022(t)(u)(w)	1 Month LIBOR	Media: Diversified & Production	1,195	1,168	57
F+W Media, Inc., L+1000, 1.50% LIBOR Floor, 5/24/2022(o)(t)(u)(w)	1 Month LIBOR	Media: Diversified & Production	3,393	2,759	—
Flavors Holdings Inc., L+575, 1.00% LIBOR Floor, 4/3/2020(o)(q)	3 Month LIBOR	Consumer Goods: Non-Durable	13,388	13,000	12,384
Foundation Consumer Healthcare, LLC, L+550, 1.00% LIBOR Floor, 11/2/2023(o)(q)(r)	3 Month LIBOR	Healthcare & Pharmaceuticals	37,620	37,410	37,620
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	4,211	(22)	—
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023(h)(o)(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	35,000	34,738	34,300
Geo Parent Corp., L+550, 0.00% LIBOR Floor, 12/19/2025(p)	1 Month LIBOR	Services: Business	14,925	14,786	14,888
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023(p)(r)	3 Month LIBOR	Services: Business	13,390	13,342	10,495
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,762	4,625	3,548
Homer City Generation, L.P., L+1100, 1.00% LIBOR Floor, 4/5/2023(o)	3 Month LIBOR	Energy: Oil & Gas	14,481	13,964	13,857
HUMC Holdco, LLC, 9.00%, 6/26/2020	None	Healthcare & Pharmaceuticals	10,000	9,958	9,950
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(p)	1 Month LIBOR	Energy: Oil & Gas	9,786	9,457	8,452
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Hyperion Materials & Technologies, Inc., L+550, 1.00% LIBOR Floor, 8/28/2026(o)	1 Month LIBOR	Chemicals, Plastics & Rubber	10,000	9,801	9,850
Independent Pet Partners Intermediate Holdings, LLC, L+900, 1.00% LIBOR Floor, 11/19/2023	6 Month LIBOR	Retail	12,094	12,020	11,882
Independent Pet Partners Intermediate Holdings, LLC, 1.00% Unfunded, 11/19/2023	None	Retail	7,852	(108)	(137)
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/23/2020(o)	1 Month LIBOR	Services: Business	7,330	7,117	7,549
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(p)(q)(r)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,797	15,783	15,323
Instant Web, LLC, L+650, 0.00% LIBOR Floor, 12/15/2022(o)(q)(r)	1 Month LIBOR	Media: Advertising, Printing & Publishing	37,835	37,753	36,699
Instant Web, LLC, L+650, 0.00% LIBOR Floor, 12/15/2022	1 Month LIBOR	Media: Advertising, Printing & Publishing	433	433	420
Instant Web, LLC, 0.50% Unfunded, 12/15/2022	None	Media: Advertising, Printing & Publishing	2,271	—	(68)
International Seaways, Inc., L+600, 1.00% LIBOR Floor, 6/22/2022(h)(p)	1 Month LIBOR	Transportation: Cargo	8,922	8,812	8,949
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(p)	3 Month LIBOR	Beverage, Food & Tobacco	14,058	13,938	11,774
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2022(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	11,849	11,750	11,271
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023(r)	3 Month LIBOR	Telecommunications	19,750	19,750	19,750
Jackson Hewitt Tax Service Inc., L+625, 0.00% LIBOR Floor, 5/30/2023(r)	3 Month LIBOR	Services: Consumer	17,550	17,550	17,550
Jenny C Acquisition, Inc., L+850, 0.00% LIBOR Floor, 10/1/2024(o)	3 Month LIBOR	Services: Consumer	9,863	9,773	9,690
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(p)	3 Month LIBOR	Beverage, Food & Tobacco	16,365	16,041	14,278
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(t)	1 Month LIBOR	Chemicals, Plastics & Rubber	7,283	7,023	2,185
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(t)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,311	4,268	1,293
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(p)(r)	3 Month LIBOR	Consumer Goods: Durable	8,348	8,228	7,503
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 12/29/2020(q)	1 Month LIBOR	High Tech Industries	3,660	3,647	3,660
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 12/29/2020(h)	1 Month EURIBOR	High Tech Industries	€3,705	4,149	4,038
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024(o)(q)	3 Month LIBOR	Services: Business	20,578	20,288	20,166
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024	3 Month LIBOR	Services: Business	4,297	4,237	4,211
LD Intermediate Holdings, Inc., L+588, 1.00% LIBOR Floor, 12/9/2022(p)	3 Month LIBOR	High Tech Industries	4,759	4,489	4,735
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023	3 Month LIBOR	Services: Consumer	1,350	1,350	1,313
Lift Brands, Inc., 1.00% Unfunded, 4/16/2023	None	Services: Consumer	3,650	—	(100)
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023(o)(q)(r)	3 Month LIBOR	Services: Consumer	44,325	43,600	43,106
Longview Power, LLC, L+600, 1.00% LIBOR Floor, 4/13/2021(o)(q)	3 Month LIBOR	Energy: Oil & Gas	17,791	16,180	14,277
Manna Pro Products, LLC, L+600, 0.00% LIBOR Floor, 12/8/2023(o)	1 Month LIBOR	Retail	9,448	9,448	9,354
Manna Pro Products, LLC, 1.00% Unfunded, 12/8/2019	None	Retail	5,528	—	(55)
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023	3 Month LIBOR	Services: Business	1,500	1,500	1,500
Mimeo.com, Inc., 1.00% Unfunded, 12/21/2023	None	Services: Business	1,500	—	—
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023(o)(r)	3 Month LIBOR	Services: Business	22,655	22,655	22,655
Mimeo.com, Inc., 0.25% Unfunded, 12/21/2020	None	Services: Business	10,000	—	—
Moss Holding Company, L+625, 1.00% LIBOR Floor, 4/17/2023(o)(q)	3 Month LIBOR	Services: Business	20,299	20,042	19,893
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	2,232	—	(45)
Moxie Patriot LLC, L+575, 1.00% LIBOR Floor, 12/19/2020(p)	3 Month LIBOR	Energy: Oil & Gas	9,825	9,815	8,732
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
MRP Generation Holdings, LLC, L+700, 1.00% LIBOR Floor, 10/18/2022(p)	3 Month LIBOR	Energy: Oil & Gas	2,197	2,169	2,181
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 10/17/2022(p)(t)	3 Month LIBOR	Metals & Mining	3,574	3,553	1,376
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(q)(r)	1 Month LIBOR	Media: Advertising, Printing & Publishing	20,071	19,921	19,871
One Call Corp., L+525, 1.00% LIBOR Floor, 11/25/2022(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	7,944	7,585	6,196
Petroflow Energy Corp., L+800, 1.00% LIBOR Floor, 6/29/2019(o)(t)(u)(w)	1 Month LIBOR	Energy: Oil & Gas	744	215	170
PFS Holding Corp., L+350, 1.00% LIBOR Floor, 1/31/2021	1 Month LIBOR	Retail	3,105	2,670	2,034
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(p)	1 Month LIBOR	Consumer Goods: Non-Durable	9,900	9,812	9,454
Pixelle Specialty Solutions LLC, L+600, 1.00% LIBOR Floor, 10/31/2024(p)	1 Month LIBOR	Forest Products & Paper	24,837	24,285	24,605
Plano Molding Company, LLC, L+700, 1.00% LIBOR Floor, 5/12/2021(o)	1 Month LIBOR	Consumer Goods: Non-Durable	6,025	5,989	5,694
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(o)(p)	3 Month LIBOR	Chemicals, Plastics & Rubber	19,850	19,500	17,369
Polymer Process Holdings, Inc., L+600, 0.00% LIBOR Floor, 5/1/2026(p)	1 Month LIBOR	Chemicals, Plastics & Rubber	24,938	24,457	24,563
Rhino Energy LLC, L+1000, 1.00% LIBOR Floor, 12/27/2020(r)	1 Month LIBOR	Metals & Mining	9,481	9,209	9,386
SEK Holding Co LLC, L+1150, 0.00% LIBOR Floor, 3/14/2022(o)(w)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	15,279	15,023	14,974
Sequoia Healthcare Management, LLC, 12.75%, 8/21/2023(o)(q)	None	Healthcare & Pharmaceuticals	9,335	9,258	9,288
SIMR, LLC, L+900, 2.00% LIBOR Floor, 9/7/2023(o)(u)	1 Month LIBOR	Healthcare & Pharmaceuticals	14,681	14,433	13,800
Smart & Final Inc., L+675, 0.00% LIBOR Floor, 6/20/2025(p)	1 Month LIBOR	Retail	9,975	9,093	9,158
Sorenson Communications, LLC, L+650, 0.00% LIBOR Floor, 4/30/2024(p)	3 Month LIBOR	Telecommunications	13,163	12,672	13,162
SOS Security Holdings LLC, L+650, 1.00% LIBOR Floor, 4/30/2025(o)(r)	3 Month LIBOR	Services: Business	17,456	17,285	17,282
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 6/30/2021(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,684	12,675	12,526
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 6/30/2021(o)(w)	3 Month LIBOR	Healthcare & Pharmaceuticals	318	318	314
Spinal USA, Inc. / Precision Medical Inc., 0.00% Unfunded, 12/31/2019(o)(s)	None	Healthcare & Pharmaceuticals	239	—	(3)
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 6/30/2021(o)(w)	3 Month LIBOR	Healthcare & Pharmaceuticals	495	495	489
Stats Intermediate Holdings, LLC, L+525, 0.00% LIBOR Floor, 7/12/2026(p)	6 Month LIBOR	High Tech Industries	10,000	9,784	9,800
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022(p)	1 Month LIBOR	Services: Business	3,929	3,861	3,934
Teladoc, Inc., 0.50% Unfunded, 7/14/2020(h)	None	High Tech Industries	1,250	(12)	—
Telestream Holdings Corp., L+645, 1.00% LIBOR Floor, 3/24/2022(k)(o)	1 Month LIBOR	High Tech Industries	8,792	8,678	8,616
Tenere Inc., L+1000, 1.00% LIBOR Floor, 12/23/2021(o)(q)	3 Month LIBOR	Capital Equipment	28,880	28,556	28,880
Tensar Corp., L+475, 1.00% LIBOR Floor, 7/9/2021(p)	3 Month LIBOR	Chemicals, Plastics & Rubber	12,980	12,579	12,428
The Pasha Group, L+750, 1.00% LIBOR Floor, 1/26/2023(q)	(z)	Transportation: Cargo	6,078	5,945	6,123
The Pay-O-Matic Corp., L+900, 0.00% LIBOR Floor, 4/5/2021(g)(o)	3 Month LIBOR	Services: Consumer	21,437	21,319	21,437
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021(h)(w)	1 Month LIBOR	Healthcare & Pharmaceuticals	14,476	14,440	14,457
Volta Charging, LLC, 12.00%, 6/19/2024	None	Media: Diversified & Production	10,000	10,000	10,000
Volta Charging, LLC, 0.00% Unfunded, 6/19/2021(s)	None	Media: Diversified & Production	12,000	—	—
Wok Holdings Inc., L+650, 0.00% LIBOR Floor, 3/1/2026(p)	3 Month LIBOR	Beverage, Food & Tobacco	12,935	12,765	11,076
Woodstream Corp., L+600, 1.00% LIBOR Floor, 5/29/2022(r)	3 Month LIBOR	Consumer Goods: Non-Durable	14,300	14,300	14,300
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Woodstream Corp., 0.50% Unfunded, 5/29/2021	None	Consumer Goods: Non-Durable	559	—	—
Total Senior Secured First Lien Debt				1,473,789	1,417,752
Senior Secured Second Lien Debt - 28.4%
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022(o)(q)	1 Month LIBOR	High Tech Industries	17,800	17,547	17,444
ABG Intermediate Holdings 2 LLC, L+775, 1.00% LIBOR Floor, 9/29/2025(o)	1 Month LIBOR	Retail	3,000	2,995	3,006
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(q)	1 Month LIBOR	Services: Business	17,250	17,124	17,250
Albany Molecular Research, Inc., L+700, 1.00% LIBOR Floor, 8/30/2025(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,838	9,906
ALM Media, LLC, L+800, 1.00% LIBOR Floor, 7/30/2021(o)(q)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,344	10,309	10,344
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2022(o)	1 Month LIBOR	Construction & Building	5,180	5,136	5,128
Carestream Health, Inc., L+950, 1.00% LIBOR Floor, 6/7/2021(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,662	10,662	10,209
Country Fresh Holdings, LLC, L+850, 1.00% LIBOR Floor, 4/29/2024(w)	3 Month LIBOR	Beverage, Food & Tobacco	1,974	1,975	1,974
EagleTree-Carbide Acquisition Corp., L+850, 1.00% LIBOR Floor, 8/28/2025(o)(q)	3 Month LIBOR	Consumer Goods: Durable	23,000	22,727	22,655
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(h)(q)	6 Month LIBOR	High Tech Industries	9,999	8,106	3,025
Global Tel*Link Corp., L+825, 0.00% LIBOR Floor, 11/29/2026(q)	1 Month LIBOR	Telecommunications	11,500	11,309	10,968
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026(o)	6 Month LIBOR	Services: Business	11,891	11,653	11,831
Mayfield Agency Borrower Inc., L+850, 0.00% LIBOR Floor, 3/2/2026(o)(q)(r)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	20,000	19,719	20,200
Medical Solutions Holdings, Inc., L+825, 1.00% LIBOR Floor, 6/16/2025(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,874	9,750
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026(r)	3 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,690	6,328
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(o)(q)	2 Month LIBOR	Services: Business	7,000	6,928	7,000
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024(h)	1 Month EURIBOR	Chemicals, Plastics & Rubber	€7,489	7,977	8,081
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,417	12,150
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,778	14,775
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022(p)(t)	1 Month LIBOR	Retail	4,998	4,312	—
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2022(o)	3 Month LIBOR	Telecommunications	3,000	2,932	1,050
PT Intermediate Holdings III, LLC, L+800, 1.00% LIBOR Floor, 12/8/2025(q)	1 Month LIBOR	Services: Business	9,375	9,305	9,469
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025(q)	1 Month LIBOR	Telecommunications	2,942	2,916	2,592
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023(o)(q)	1 Month LIBOR	Services: Business	10,000	9,910	9,600
TexOak Petro Holdings LLC, 8.00%, 12/29/2019(t)(u)(w)	None	Energy: Oil & Gas	8,405	2,592	—
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025(o)	1 Month LIBOR	Services: Business	13,393	13,115	12,991
TouchTunes Interactive Networks, Inc., L+825, 1.00% LIBOR Floor, 5/29/2022(q)	1 Month LIBOR	Hotel, Gaming & Leisure	5,226	5,195	5,226
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(o)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,675	8,656
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/13/2026(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,868	13,875
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023(o)	3 Month LIBOR	High Tech Industries	3,173	3,128	3,173
Total Senior Secured Second Lien Debt				289,712	268,656
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Collateralized Securities and Structured Products - Debt - 1.1%
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(h)	3 Month LIBOR	Diversified Financials	10,051	10,051	9,950
Total Collateralized Securities and Structured Products - Debt				10,051	9,950
Collateralized Securities and Structured Products - Equity - 1.6%
APIDOS CLO XVI Subordinated Notes, 6.39% Estimated Yield, 1/19/2025(h)	(f)	Diversified Financials	9,000	3,697	2,681
CENT CLO 19 Ltd. Subordinated Notes, 37.72% Estimated Yield, 10/29/2025(h)	(f)	Diversified Financials	2,000	1,163	1,037
Galaxy XV CLO Ltd. Class A Subordinated Notes, 6.78% Estimated Yield, 4/15/2025(h)	(f)	Diversified Financials	4,000	2,272	1,746
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026(h)	(f)	Diversified Financials	10,000	9,371	9,517
Total Collateralized Securities and Structured Products - Equity				16,503	14,981
Equity - 4.3%
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(s)		Media: Diversified & Production	769 Units	205	201
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(s)		Media: Diversified & Production	135 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(s)		Media: Diversified & Production	2,508 Units	—	—
Ascent Resources - Marcellus, LLC, Common Shares(s)		Energy: Oil & Gas	511,255 Units	1,642	1,150
Ascent Resources - Marcellus, LLC, Warrants(s)		Energy: Oil & Gas	132,367 Units	13	4
Avaya Holdings Corp., Common Stock(i)(p)(s)		Telecommunications	321,260 Units	5,285	3,286
Charming Charlie LLC, Common Stock(s)(u)		Retail	30,046,243 Units	1,302	—
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend(v)		Healthcare & Pharmaceuticals	2,727,273 Units	5,004	5,029
Conisus Holdings, Inc., Common Stock(s)(u)		Healthcare & Pharmaceuticals	4,914,556 Units	200	1,542
Conisus Holdings, Inc., Series B Preferred Stock, 12% Dividend(u)(v)		Healthcare & Pharmaceuticals	12,677,833 Units	12,734	12,637
Country Fresh Holdings, LLC, Common Stock(s)		Beverage, Food & Tobacco	2,985 Units	5,249	3,135
David's Bridal, Inc., Common Stock(s)		Retail	32,296 Units	580	—
F+W Media, Inc., Common Stock(s)(u)		Media: Diversified & Production	31,211 Units	—	—
HDNet Holdco LLC, Preferred Unit Call Option(s)		Media: Diversified & Production	0.67 Units	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(s)		Retail	1,000,000 Units	1,000	990
Independent Pet Partners Intermediate Holdings, LLC, Warrants(s)		Retail	155,880 Units	—	5
Mooregate ITC Acquisition, LLC, Class A Units(s)		High Tech Industries	500 Units	563	173
Mount Logan Capital Inc., Common Stock(h)(i)(s)(u)		Banking, Finance, Insurance & Real Estate	7,842,273 Units	3,335	2,665
NS NWN Acquisition, LLC, Voting Units(s)		High Tech Industries	346 Units	393	514
NS NWN Acquisition, LLC, Class A Preferred Units(s)		High Tech Industries	111 Units	111	332
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(s)		Consumer Goods: Durable	1,575 Units	1,000	653
Rhino Energy LLC, Warrants(s)		Metals & Mining	170,972 Units	280	70
SIMR Parent, LLC, Class B Common Units(s)(u)		Healthcare & Pharmaceuticals	7,500,000 Units	7,500	4,419
Spinal USA, Inc. / Precision Medical Inc., Warrants(s)		Healthcare & Pharmaceuticals	14,181,915 Units	5,806	3,120
Tenere Inc., Warrants(s)		Capital Equipment	N/A	161	830
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2019
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
TexOak Petro Holdings LLC, Membership Interests(s)(u)	Energy: Oil & Gas	60,000 Units	—	—
Total Equity			52,363	40,755
Short Term Investments - 2.4%(m)
First American Treasury Obligations Fund, Class Z Shares, 1.85%(n)			23,060	23,060
Total Short Term Investments			23,060	23,060
TOTAL INVESTMENTS - 187.8%			$1,865,478	1,775,154
LIABILITIES IN EXCESS OF OTHER ASSETS - (87.8%)				(829,693)
NET ASSETS - 100%				$945,461

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note w. below, investments do not contain a paid-in-kind, or PIK, interest provision.

b.
The 1, 2, 3, and 6 month London Interbank Offered Rate, or LIBOR, rates were 2.02%, 2.07%, 2.09%, and 2.06%, respectively, as of September 30, 2019.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2019, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2019. The 1 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.51%) as of September 30, 2019.

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

h.
The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2019, 93.3% of the Company’s total assets represented qualifying assets.

i.	Fair value determined using level 1 inputs.

j.	Position or a portion thereof unsettled as of September 30, 2019.

k.
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and the other lenders in the syndication in exchange for a lower payment priority.

l.	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.

m.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

n.	7-day effective yield as of September 30, 2019.

o.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of September 30, 2019 (see Note 7).

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank N.A., or Citibank, as of September 30, 2019 (see Note 7).

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2019
(in thousands)

q.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of September 30, 2019 (see Note 7).

r.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street Funding, LLC, or 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with Morgan Stanley N.A., or MS, as of September 30, 2019 (see Note 7).

s.	Non-income producing security.

t.	Investment was on non-accrual status as of September 30, 2019.

u.
Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2018 and September 30, 2019, along with transactions during the nine months ended September 30, 2019 in these affiliated investments are as follows:

		Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2019
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2018	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized (Loss) Gain	Fair Value at September 30, 2019	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
Charming Charlie, LLC
First Lien Term Loan B1	$1,021	$—	$—	$(1,021)	$—	$—	$—	$—
First Lien Term Loan B2	1,249	—	—	(1,249)	—	—	—	—
Vendor Payment Financing Facility	157	890	—	(240)	807	—	37	—
Common Stock	—	—	—	—	—	—	—	—
Conisus Holdings, Inc.
Series B Preferred Stock	10,903	3,534	—	(1,800)	12,637	—	—	3,534
Common Stock	197	—	—	1,345	1,542	—	—	—
F+W Media, Inc.
First Lien Term Loan B-1	1,137	51	—	(1,131)	57	—	50	—
First Lien Term Loan B-2	161	—	—	(161)	—	—	—	—
First Lien DIP Term Loan	—	521	(521)	—	—	—	100	—
Common Stock	—	—	—	—	—	—	—	—
Mount Logan Capital Inc.
Common Stock	2,645	—	—	20	2,665	—	—	—
SIMR, LLC
First Lien Term Loan	14,757	32	(619)	(370)	13,800	—	1,346	—
SIMR Parent, LLC
Class B Common Units	7,382	—	—	(2,963)	4,419	—	—	—
Petroflow Energy Corp.
First Lien Term Loan	2,363	(128)	(2,392)	327	170	—	(91)	—
TexOak Petro Holdings LLC
Second Lien Term Loan	—	—	—	—	—	—	—	—
Membership Interests	—	—	—	—	—	—	—	—
Totals	$41,972	$4,900	$(3,532)	$(7,243)	$36,097	$—	$1,442	$3,534

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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2019
(in thousands)

v.
For the nine months ended September 30, 2019, non-cash dividend income of $3,534 and $338 was recorded on the Company's investment in Conisus Holdings, Inc. and CHC Medical Partners, Inc., respectively.

w.
For the nine months ended September 30, 2019, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
American Clinical Solutions LLC(t)	Senior Secured First Lien Debt	10.50%	2.00%	12.50%	$—	$—	$—
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	8.85%	2.75%	11.60%	$176	$28	$204
Charming Charlie LLC(t)	Senior Secured First Lien Debt	7.05%	5.00%	12.05%	$—	$—	$—
Charming Charlie LLC(t)	Senior Secured First Lien Debt	3.05%	9.00%	12.05%	$—	$—	$—
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%	$437	$218	$655
Country Fresh Holdings, LLC	Senior Secured Second Lien Debt	—	10.60%	10.60%	$—	$90	$90
Dayton Superior Corp.(t)	Senior Secured First Lien Debt	10.10%	6.00%	16.10%	$346	$94	$440
F+W Media, Inc.(t)	Senior Secured First Lien Debt	—	12.12%	12.12%	$—	$—	$—
F+W Media, Inc.(t)	Senior Secured First Lien Debt	—	8.55%	8.55%	$—	$51	$51
F+W Media, Inc.(y)	Senior Secured First Lien Debt	—	12.33%	12.33%	$7	$13	$20
Petroflow Energy Corp.(t)	Senior Secured First Lien Debt	3.00%	7.11%	10.11%	$—	$—	$—
SEK Holding Co LLC	Senior Secured First Lien Debt	10.05%	3.50%	13.55%	$950	$296	$1,246
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	11.78%	11.78%	$—	$21	$21
Sprint Industrial Holdings, LLC(y)	Senior Secured First Lien Debt	8.08%	1.00%	9.08%	$273	$101	$374
TexOak Petro Holdings LLC(t)	Senior Secured Second Lien Debt	—	8.00%	8.00%	$—	$—	$—
Therapure Biopharma Inc.(x)	Senior Secured First Lien Debt	10.86%	—	10.86%	$1,286	$363	$1,649

x.	Default interest was paid-in-kind.

y.	Prior to September 30, 2019, the Company exited this investment.

z.	As of September 30, 2019, the index rate for $2,882 and $3,196 was the 1 month LIBOR and the 3 month LIBOR, respectively.

aa.
On July 31, 2019, certain lenders of Deluxe Entertainment Services Group Inc., or Deluxe, agreed to fund a $73,000 priming facility as part of a Prepackaged Chapter 11 Reorganization Plan, or the Plan. Pursuant to the Plan, on November 6, 2019, (i) the holders of the original senior secured term loan received in exchange approximately 65% of Deluxe’s equity and (ii) the holders of the senior secured priming delayed draw term loan received in exchange approximately 35% of Deluxe's equity and a second lien term loan.

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

v.
Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2017 and 2018, along with transactions during the year ended December 31, 2018 in these affiliated investments are as follows:

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
For the year ended December 31, 2018, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate			Interest Amount
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate	Cash	PIK	Total
American Clinical Solutions LLC(u)	Senior Secured First Lien Debt	10.50%	2.00%	12.50%	$326	$168	$494
Charming Charlie LLC(u)	Senior Secured First Lien Debt	6.00%	5.00%	11.00%	$98	$—	$98
Charming Charlie LLC(u)	Senior Secured First Lien Debt	2.00%	9.00%	11.00%	$54	$—	$54
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%	$258	$129	$387
Dayton Superior Corp.	Senior Secured First Lien Debt	9.00%	6.00%	15.00%	$578	$194	$772
F+W Media, Inc.(u)	Senior Secured First Lien Debt	—	11.50%	11.50%	$—	$24	$24
F+W Media, Inc.	Senior Secured First Lien Debt	—	8.00%	8.00%	$—	$95	$95
Lonestar Prospects, Ltd.(x)	Senior Secured First Lien Debt	9.50%	1.00%	10.50%	$190	$27	$217
Petroflow Energy Corp.(u)	Senior Secured First Lien Debt	3.00%	6.00%	9.00%	$70	$—	$70
Rimini Street, Inc.(x)	Senior Secured First Lien Debt	12.00%	3.00%	15.00%	$1,228	$278	$1,506
Sequoia Healthcare Management, LLC(x)	Senior Secured First Lien Debt	12.00%	4.00%	16.00%	$370	$171	$541
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.50%	10.50%	$—	$40	$40
TexOak Petro Holdings LLC(u)	Senior Secured Second Lien Debt	—	8.00%	8.00%	$—	$—	$—
Visual Edge Technology, Inc.(x)	Subordinated Note	—	12.50%	12.50%	$—	$224	$224

x.	Prior to December 31, 2018, the Company exited this investment.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
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
The Company is managed by CION Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. Pursuant to an investment advisory agreement with the Company, CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. On November 5, 2019, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM for a period of twelve months commencing December 17, 2019. The Company and CIM previously engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, Inc., or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.
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
September 30, 2019
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
Recently Announced Accounting Standards

In March 2017, the Financial Accounting Standards Board, or the FASB, issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, or ASU 2017-08, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption during an interim period. If the Company early adopts the amendments during an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes such interim period. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.

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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $23,060 and $12,537 of such investments at September 30, 2019 and December 31, 2018, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
September 30, 2019
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

Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of September 30, 2019.
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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2015, 2016, 2017, and 2018.
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
September 30, 2019
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
September 30, 2019
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
The discounted cash flow model deemed appropriate by CIM is prepared for the applicable investments and reviewed by designated members of CIM’s management team. Such models are prepared at least quarterly or on an as needed basis. The model uses the estimated cash flow projections for the underlying investments and an appropriate discount rate is determined based on the latest financial information available for the borrower, prevailing market trends, comparable analysis and other inputs. The model, key assumptions, inputs, and results are reviewed by designated members of CIM’s management team with final approval from the board of directors.
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
Revenue Recognition
Securities transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts.  For investments in equity tranches of collateralized loan obligations, the Company records income based on the effective interest rate determined using the amortized cost and estimated cash flows, which is updated periodically. Loan origination fees, OID, and market discounts/premiums are recorded and such amounts are amortized as adjustments to interest income over the respective term of the loan using the effective interest rate method. Upon the prepayment of a loan or security, prepayment premiums, any unamortized loan origination fees, OID, or market discounts/premiums are recorded as interest income.
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of September 30, 2019 and December 31, 2018.
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

The Company may receive fees for capital structuring services that are fixed based on contractual terms, are normally paid at the closing of the investments, are generally non-recurring and non-refundable and are recognized as revenue when earned upon closing of the investment. The services that CIM provides vary by investment, but generally include reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
(in thousands, except share and per share amounts)

Other income includes amendment fees that are fixed based on contractual terms and are generally non-recurring and non-refundable and are recognized as revenue when earned upon closing of the transaction. Other income also includes fees for managerial assistance and other consulting services, loan guarantees, commitments, and other services rendered by the Company to its portfolio companies. Such fees are fixed based on contractual terms and are recognized as income when earned.
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
September 30, 2019
(in thousands, except share and per share amounts)

The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	696,264	$6,516	2,003,534	$19,169
Reinvestment of distributions	3,129,083	26,849	3,210,927	29,251
Total gross shares/proceeds	3,825,347	33,365	5,214,461	48,420
Sales commissions and dealer manager fees	—	(296)	—	(708)
Net shares/proceeds	3,825,347	33,069	5,214,461	47,712
Share repurchase program	(3,152,804)	(26,849)	(8,960,845)	(81,535)
Net shares/proceeds from (for) share transactions	672,543	$6,220	(3,746,384)	$(33,823)
During the nine months ended September 30, 2019 and 2018, the Company sold 3,825,347 and 5,214,461 shares, respectively, at an average price per share of $8.72 and $9.29, respectively.
Since commencing its initial continuous public offering on July 2, 2012 and through September 30, 2019, the Company sold 113,381,782 shares of common stock for net proceeds of $1,155,287 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $189,713, for which the Company issued 21,025,378 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $189,713, for which the Company repurchased 21,135,341 shares of common stock.
During the period from October 1, 2019 to November 8, 2019, the Company received gross proceeds of $3,226 from reinvested shareholder distributions, for which the Company issued 390,264 shares of common stock.
Since commencing its initial continuous public offering on July 2, 2012 and through November 8, 2019, the Company sold 113,772,046 shares of common stock for net proceeds of $1,158,515 at an average price per share of $10.18. The net proceeds include gross proceeds received from reinvested shareholder distributions of $192,939, for which the Company issued 21,415,642 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $189,713, for which the Company repurchased 21,135,341 shares of common stock.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
(in thousands, except share and per share amounts)

The following table summarizes the share repurchases completed during the year ended December 31, 2018 and the nine months ended September 30, 2019:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2018
March 31, 2018	January 3, 2018	2,014,536	100%	$9.12	$18,379
June 30, 2018	April 4, 2018	2,352,580	100%	9.15	21,525
September 30, 2018	July 5, 2018	2,507,596	100%	9.06	22,724
	September 26, 2018	2,086,133	100%	9.06	18,907
December 31, 2018	December 26, 2018	1,759,845	63%	8.81	15,508
Total for the year ended December 31, 2018		10,720,690			$97,043

2019
March 31, 2019	March 27, 2019	1,078,856	30%	$8.68	$9,361
June 30, 2019	June 26, 2019	1,038,641	15%	8.59	8,926
September 30, 2019	September 25, 2019	1,035,307	15%	8.27	8,562
Total for the nine months ended September 30, 2019		3,152,804			$26,849
Note 4. Transactions with Related Parties
For the three and nine months ended September 30, 2019 and 2018, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2019	2018	2019	2018
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$—	$—	$121	$323
CIM	Investment adviser	Management fees(2)	9,029	9,164	27,597	25,705
CIM	Investment adviser	Incentive fees(2)	4,983	5,573	14,475	5,573
CIM	Administrative services provider	Administrative services expense(2)	453	500	1,433	1,031
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	—	—	—	461
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(2)	49	—	109	—
			$14,514	$15,237	$43,735	$33,093

(1)	Amounts charged directly to equity.

(2)	Amounts charged directly to operations.
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
September 30, 2019
(in thousands, except share and per share amounts)

The Company has entered into an investment advisory agreement with CIM. On November 5, 2019, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2019.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. For the three and nine months ended September 30, 2019, the Company recorded subordinated incentive fees on income of $4,983 and $14,475, respectively. For the three and nine months ended September 30, 2018, the Company recorded subordinated incentive fees on income of $5,573, which was payable as of September 30, 2018. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and nine months ended September 30, 2019 and 2018, the Company had no liability for and did not record any capital gains incentive fees.

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

Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of September 30, 2019, the Company raised gross offering proceeds of $1,155,287, of which it can pay up to $17,329 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through September 30, 2019, the Company paid $10,702 of such costs, leaving an additional $6,627 that can be paid.

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

On April 1, 2018, the Company entered into an administration agreement with CIM for the purpose of replacing ICON Capital with CIM as the Company's administrator pursuant to the terms of the administration agreement. No other material terms of the administration agreement with ICON Capital were amended in connection with the administration agreement with CIM. On November 5, 2019, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing December 17, 2019.

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
September 30, 2019
(in thousands, except share and per share amounts)

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with CIG, whereby CIG agreed to provide expense support to the Company in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. On December 16, 2015, the Company further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the agreement. On January 2, 2018, the Company entered into an expense support and conditional reimbursement agreement with CIM for purposes of, among other things, replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement. On December 26, 2018, the Company and CIM amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from December 31, 2018 to December 31, 2019.
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
Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. The Company did not record any obligation to repay expense support from CIG or CIM during the three and nine months ended September 30, 2018 or 2019, respectively. The Company did not repay any expense support to CIG or CIM during the three and nine months ended September 30, 2018 or 2019, respectively. The Company may or may not be requested to reimburse any expense support provided in the future.
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
As of September 30, 2019 and December 31, 2018, the total liability payable to CIM and its affiliates was $14,574 and $12,825, respectively, which primarily related to fees earned by CIM during the three months ended September 30, 2019 and December 31, 2018, respectively.
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
September 30, 2019
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

The Company’s board of directors declared or ratified distributions for 52 and 39 record dates during the year ended December 31, 2018 and the nine months ended September 30, 2019, respectively.
The following table presents cash distributions per share that were declared during the year ended December 31, 2018 and the nine months ended September 30, 2019:

	Distributions
Three Months Ended	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
June 30, 2018 (thirteen record dates)	0.1829	21,004
September 30, 2018 (thirteen record dates)	0.1829	20,776
December 31, 2018 (thirteen record dates)	0.1829	20,701
Total distributions for the year ended December 31, 2018	$0.7316	$83,483

2019
March 31, 2019 (thirteen record dates)	$0.1829	$20,772
June 30, 2019 (thirteen record dates)	0.1829	20,801
September 30, 2019 (thirteen record dates)	0.1829	20,798
Total distributions for the nine months ended September 30, 2019	$0.5487	$62,371

On September 26, 2019, the Company's co-chief executive officers declared regular weekly cash distributions of $0.014067 per share for October 2019 through December 2019. Each distribution was or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
October 1, 2019	October 30, 2019	$0.014067
October 8, 2019	October 30, 2019	$0.014067
October 15, 2019	October 30, 2019	$0.014067
October 22, 2019	October 30, 2019	$0.014067
October 29, 2019	October 30, 2019	$0.014067
November 5, 2019	November 27, 2019	$0.014067
November 12, 2019	November 27, 2019	$0.014067
November 19, 2019	November 27, 2019	$0.014067
November 26, 2019	November 27, 2019	$0.014067
December 3, 2019	January 2, 2020	$0.014067
December 10, 2019	January 2, 2020	$0.014067
December 17, 2019	January 2, 2020	$0.014067
December 24, 2019	January 2, 2020	$0.014067
December 31, 2019	January 2, 2020	$0.014067

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
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

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For the nine months ended September 30, 2019 and the year ended December 31, 2018, none of the Company's distributions resulted from expense support from CIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIM provides such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods.

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019			2018
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.5487	$62,371	100.0%	$0.5487	$62,782	100.0%
Total distributions	$0.5487	$62,371	100.0%	$0.5487	$62,782	100.0%
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
(in thousands, except share and per share amounts)

As of September 30, 2019, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $24,881; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $136,655; the net unrealized depreciation was $111,774; and the aggregate cost of securities for Federal income tax purposes was $1,886,928.

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
Note 6. Investments
The composition of the Company’s investment portfolio as of September 30, 2019 and December 31, 2018 at amortized cost and fair value was as follows:

	September 30, 2019			December 31, 2018
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,473,789	$1,417,752	80.9%	$1,492,034	$1,462,989	79.0%
Senior secured second lien debt	289,712	268,656	15.3%	341,595	323,365	17.4%
Collateralized securities and structured products - debt	10,051	9,950	0.6%	15,193	15,193	0.8%
Collateralized securities and structured products - equity	16,503	14,981	0.9%	16,794	14,827	0.8%
Equity	52,363	40,755	2.3%	38,610	36,399	2.0%
Subtotal/total percentage	1,842,418	1,752,094	100.0%	1,904,226	1,852,773	100.0%
Short term investments(2)	23,060	23,060		12,537	12,537
Total investments	$1,865,478	$1,775,154		$1,916,763	$1,865,310

(1)	Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$295,681	16.9%	$325,180	17.5%
Services: Business	217,200	12.4%	218,888	11.7%
Media: Diversified & Production	197,487	11.3%	114,303	6.2%
Media: Advertising, Printing & Publishing	129,763	7.4%	131,620	7.1%
Services: Consumer	116,852	6.7%	133,210	7.2%
Chemicals, Plastics & Rubber	90,544	5.2%	74,575	4.0%
Capital Equipment	76,414	4.4%	98,994	5.3%
Beverage, Food & Tobacco	66,109	3.8%	73,494	4.0%
High Tech Industries	63,732	3.6%	126,620	6.8%
Banking, Finance, Insurance & Real Estate	63,562	3.6%	57,917	3.1%
Telecommunications	62,646	3.6%	74,261	4.0%
Retail	60,649	3.5%	42,450	2.3%
Energy: Oil & Gas	49,513	2.8%	54,907	3.0%
Consumer Goods: Non-Durable	41,832	2.4%	37,148	2.0%
Construction & Building	33,026	1.9%	33,483	1.8%
Transportation: Cargo	31,407	1.8%	30,614	1.7%
Hotel, Gaming & Leisure	30,972	1.8%	54,689	3.0%
Consumer Goods: Durable	30,811	1.7%	35,709	1.9%
Aerospace & Defense	25,505	1.4%	45,655	2.5%
Diversified Financials	24,931	1.4%	30,020	1.6%
Forest Products & Paper	24,605	1.4%	19,525	1.1%
Metals & Mining	10,832	0.6%	10,333	0.6%
Automotive	8,021	0.4%	24,645	1.3%
Environmental Industries	—	—	2,955	0.2%
Media: Broadcasting & Subscription	—	—	1,578	0.1%
Subtotal/total percentage	1,752,094	100.0%	1,852,773	100.0%
Short term investments	23,060		12,537
Total investments	$1,775,154		$1,865,310

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
(in thousands, except share and per share amounts)

	September 30, 2019		December 31, 2018
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,665,124	95.0%	$1,740,168	93.9%
Canada	29,071	1.7%	27,122	1.6%
Cayman Islands	14,981	0.9%	14,827	0.8%
Luxembourg	11,247	0.6%	13,833	0.7%
Germany	9,950	0.6%	15,193	0.8%
Marshall Islands	8,949	0.5%	9,404	0.5%
Netherlands	8,081	0.5%	18,015	1.0%
Cyprus	4,038	0.2%	4,616	0.2%
Bermuda	653	—	675	—
France	—	—	5,965	0.3%
United Kingdom	—	—	2,955	0.2%
Subtotal/total percentage	1,752,094	100.0%	1,852,773	100.0%
Short term investments	23,060		12,537
Total investments	$1,775,154		$1,865,310

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.

As of September 30, 2019 and December 31, 2018, investments on non-accrual status represented 1.3% and 1.4%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2019 and December 31, 2018, the Company’s unfunded commitments amounted to $64,885 and $79,078, respectively. As of November 7, 2019, the Company’s unfunded commitments amounted to $66,855. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 10 for further details on the Company’s unfunded commitments.
Note 7. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2019:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	L+2.00%	$277,542	$72,458	March 30, 2022
JPM Credit Facility	Term Loan Credit Facility	L+3.00%	250,000	25,000	August 24, 2021
UBS Facility	Repurchase Agreement	L+3.50%	200,000	—	May 19, 2020
MS Credit Facility	Revolving Credit Facility	L+3.00%	115,000	35,000	December 19, 2022
			$842,542	$132,458

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
September 30, 2019
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

As of December 31, 2018, the principal amount outstanding on the Amended Citibank Credit Facility was $298,542. As of September 30, 2019 and November 7, 2019, the principal amount outstanding on the Second Amended Citibank Credit Facility was $277,542 and $264,042, respectively.

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

The Company incurred debt issuance costs of $3,373 in connection with obtaining and amending the Citibank Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Second Amended Citibank Credit Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Second Amended Citibank Credit Facility. At September 30, 2019, the unamortized portion of the debt issuance costs was $1,725.

Flatiron Funding II purchased loans and other corporate debt securities with a fair value of $354,967 on the closing date pursuant to master participation and assignment agreements between Flatiron Funding II and each of 15th Street Loan Funding LLC and 15th Street Loan Funding 2 LLC, each a special purpose subsidiary of Citibank. 15th Street Loan Funding LLC and 15th Street Loan Funding 2 LLC held loans and other corporate debt securities in connection with the total return swap between Citibank and Flatiron Funding, LLC, which expired in accordance with its terms on April 18, 2017. Flatiron Funding II’s obligations to Citibank under the Second Amended Citibank Credit Facility are secured by a first priority security interest in all of the assets of Flatiron Funding II. The obligations of Flatiron Funding II under the Second Amended Citibank Credit Facility are non-recourse to the Company, and the Company’s exposure under the Second Amended Citibank Credit Facility is limited to the value of the Company’s investment in Flatiron Funding II.

In connection with the Second Amended Citibank Credit Facility, Flatiron Funding II has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the nine months ended September 30, 2019, Flatiron Funding II was in compliance with all covenants and reporting requirements.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Second Amended Citibank Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stated interest expense	$3,526	$3,507	$10,129	$9,929
Amortization of deferred financing costs	174	163	508	484
Non-usage fee	65	22	282	24
Total interest expense	$3,765	$3,692	$10,919	$10,437
Weighted average interest rate(1)	4.43%	4.41%	4.67%	4.09%
Average borrowings	$316,129	$313,400	$293,849	$320,787

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Second Amended Citibank Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
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

As of December 31, 2018 and September 30, 2019, the principal amount outstanding on the Amended JPM Credit Facility was $250,000.

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

In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the nine months ended September 30, 2019, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $4,052 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of September 30, 2019 and will amortize to interest expense over the term of the Amended JPM Credit Facility. At September 30, 2019, the unamortized portion of the debt issuance costs was $1,155.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stated interest expense	$3,446	$3,234	$10,529	$9,145
Amortization of deferred financing costs	154	364	612	789
Non-usage fee	64	64	190	93
Total interest expense	$3,664	$3,662	$11,331	$10,027
Weighted average interest rate(1)	5.49%	5.47%	5.65%	5.34%
Average borrowings	$250,000	$235,822	$250,000	$228,265

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended JPM Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
(in thousands, except share and per share amounts)

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended UBS Facility. At September 30, 2019, the unamortized portion of the upfront fee and other expenses was $596.

As of September 30, 2019, Notes in the aggregate principal amount of $266,667 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $200,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of September 30, 2019, the amount due at maturity under the Amended UBS Facility was $200,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of September 30, 2019, the fair value of assets held by Murray Hill Funding II was $332,386.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stated interest expense	$2,988	$3,027	$9,138	$7,885
Amortization of deferred financing costs	237	237	703	703
Total interest expense	$3,225	$3,264	$9,841	$8,588
Weighted average interest rate(1)	5.85%	5.92%	6.02%	5.55%
Average borrowings	$200,000	$200,000	$200,000	$187,500

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended UBS Facility and is annualized for periods covering less than one year.
MS Credit Facility

On December 19, 2017, 33rd Street entered into a senior secured credit facility, or the MS Credit Facility, with MS. The MS Credit Facility provided for a revolving credit facility in an aggregate principal amount of up to $200,000, subject to compliance with a borrowing base.

Advances under the MS Credit Facility will be available through December 19, 2020 and will bear interest at a floating rate equal to the three-month LIBOR, plus a spread of (i) 3.0% per year through December 19, 2020 and (ii) 3.5% per year thereafter through December 19, 2022. Interest is payable quarterly in arrears. All advances under the MS Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than December 19, 2022. In addition, 33rd Street will be subject to a non-usage fee of 0.75% per year that accrues for each day of an accrual period on the amount by which $200,000 exceeds the greater of (x) the aggregate principal amount, if any, of the advances outstanding on such day and (y) during the period from June 20, 2018 through December 19, 2020, 75% of $200,000 (or such smaller amount if the committed facility amount is reduced pursuant to the terms and conditions of the loan and servicing agreement). The non-usage fees, if any, are payable quarterly in arrears. 33rd Street incurred certain customary costs and expenses in connection with obtaining the MS Credit Facility.

On July 9, 2018, 33rd Street amended and restated the MS Credit Facility to make certain immaterial administrative amendments. 33rd Street further amended and restated the MS Credit Facility, or the Amended MS Credit Facility, with MS on December 18, 2018. Pursuant to the amendment, 33rd Street may prepay advances pursuant to the terms and conditions of the loan and servicing agreement subject to a 2% or 1% premium if the amount of the Amended MS Credit Facility is reduced or terminated on or prior to December 19, 2019 or December 19, 2020, respectively.

Pursuant to the terms of the loan and servicing agreement, on March 15, 2019, 33rd Street reduced the aggregate principal amount available for borrowings under the Amended MS Credit Facility from $200,000 to $150,000.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
(in thousands, except share and per share amounts)

In connection with the Amended MS Credit Facility, 33rd Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Amended MS Credit Facility contains customary events of default for similar financing transactions, including, without limitation: (a) the failure to make any payment when due and thereafter (other than with respect to payments of principal and interest), within one business day following the earlier of (i) 33rd Street becoming aware of such failure; or (ii) notice of such default is provided by MS; (b) the insolvency or bankruptcy of 33rd Street, the Company or CIM; (c) a change of control of 33rd Street shall have occurred or CIM ceases to be the investment advisor of the Company; (d) the failure by 33rd Street to make any payment when due in connection with any of its other indebtedness having an aggregate value of at least $500, or any other default by 33rd Street of any agreement related to such indebtedness; (e) any representation, warranty, condition or agreement of 33rd Street, the Company or CIM under the loan and servicing agreement is incorrect or not performed, which if capable of being cured, is not cured within 30 days; and (f) the failure to satisfy certain financial covenants, which if capable of being cured, is not cured within the time period specified in the loan and servicing agreement. Upon the occurrence and during the continuation of an event of default, MS may declare the outstanding advances and all other obligations under the Amended MS Credit Facility immediately due and payable.

The Company contributed loans and other corporate debt securities to 33rd Street in exchange for 100% of the membership interests of 33rd Street, and may contribute additional loans and other corporate debt securities to 33rd Street in the future. 33rd Street's obligations to MS under the Amended MS Credit Facility are secured by a first priority security interest in all of the assets of 33rd Street. The obligations of 33rd Street under the Amended MS Credit Facility are non-recourse to the Company, and the Company's exposure under the Amended MS Credit Facility is limited to the value of the Company's investment in 33rd Street. 33rd Street has appointed CIM to manage its portfolio.

On June 5, 2018, June 12, 2018 and June 28, 2018, 33rd Street drew down $25,000, $75,000 and $50,000 of borrowings under the MS Credit Facility, respectively. On May 8, 2019, May 23, 2019 and July 29, 2019, 33rd Street repaid $20,000, $5,000 and $10,000 of borrowings under the MS Credit Facility, respectively. As of September 30, 2019 and December 31, 2018, the principal amount outstanding on the Amended MS Credit Facility was $115,000 and $150,000, respectively. As of November 7, 2019, the principal amount outstanding on the Amended MS Credit Facility was $112,500.

33rd Street paid an upfront fee and incurred certain other customary costs and expenses totaling $2,591 in connection with obtaining and amending the MS Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended MS Credit Facility. On June 5, 2018, unamortized upfront fees were recorded as a direct reduction to the outstanding balance of the Amended MS Credit Facility, which is included in the Company’s consolidated balance sheet as of September 30, 2019. At September 30, 2019, the unamortized portion of the upfront fee and other expenses was $1,669.
For the three and nine months ended September 30, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Amended MS Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stated interest expense	$1,648	$2,057	$5,712	$2,373
Amortization of deferred financing costs	130	130	387	387
Non-usage fee	61	96	167	858
Total interest expense	$1,839	$2,283	$6,266	$3,618
Weighted average interest rate(1)	5.66%	5.61%	5.76%	7.26%
Average borrowings	$118,043	$150,000	$134,560	$58,700

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended MS Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of September 30, 2019 and December 31, 2018, according to the fair value hierarchy:

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,417,752	$1,417,752	$—	$—	$1,462,989	$1,462,989
Senior secured second lien debt	—	—	268,656	268,656	—	—	323,365	323,365
Collateralized securities and structured products - debt	—	—	9,950	9,950	—	—	15,193	15,193
Collateralized securities and structured products - equity	—	—	14,981	14,981	—	—	14,827	14,827
Equity	5,951	—	34,804	40,755	7,323	—	29,076	36,399
Short term investments	23,060	—	—	23,060	12,537	—	—	12,537
Total Investments	$29,011	$—	$1,746,143	$1,775,154	$19,860	$—	$1,845,450	$1,865,310

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Equity	Total
Beginning balance, June 30, 2019	$1,452,981	$291,549	$13,305	$15,414	$39,333	$1,812,582
Investments purchased	93,322	89	—	—	1,931	95,342
Net realized gain (loss)	89	26	(426)	—	—	(311)
Net change in unrealized (depreciation) appreciation	(17,454)	1,134	(1)	(337)	(6,460)	(23,118)
Accretion of discount	3,367	356	—	—	—	3,723
Sales and principal repayments	(114,553)	(24,498)	(2,928)	(96)	—	(142,075)
Ending balance, September 30, 2019	$1,417,752	$268,656	$9,950	$14,981	$34,804	$1,746,143
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2019(1)	$(15,950)	$1,031	$(1)	$(337)	$(6,460)	$(21,717)

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2019
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Equity	Total
Beginning balance, December 31, 2018	$1,462,989	$323,365	$15,193	$14,827	$29,076	$1,845,450
Investments purchased(1)	366,000	14,769	—	—	13,908	394,677
Net realized (loss) gain	(2,893)	13	(475)	—	(155)	(3,510)
Net change in unrealized (depreciation) appreciation	(26,992)	(2,826)	(101)	445	(8,025)	(37,499)
Accretion of discount	8,939	1,119	—	—	—	10,058
Sales and principal repayments(1)	(390,291)	(67,784)	(4,667)	(291)	—	(463,033)
Ending balance, September 30, 2019	$1,417,752	$268,656	$9,950	$14,981	$34,804	$1,746,143
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2019(2)	$(30,222)	$(2,949)	$(101)	$445	$(8,025)	$(40,852)

(1)	Includes non-cash restructured securities.

(2)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

	Three Months Ended September 30, 2018
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Equity	Total
Beginning balance, June 30, 2018	$1,378,155	$365,598	$14,903	$16,050	$18,680	$1,793,386
Investments purchased	283,715	2,982	—	—	10,501	297,198
Net realized gain	455	70	—	—	—	525
Net change in unrealized (depreciation) appreciation	(9,488)	(2,196)	—	378	616	(10,690)
Accretion of discount	4,612	486	—	—	—	5,098
Sales and principal repayments	(261,480)	(16,722)	—	(96)	—	(278,298)
Ending balance, September 30, 2018	$1,395,969	$350,218	$14,903	$16,332	$29,797	$1,807,219
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2018(1)	$(4,934)	$(2,062)	$—	$378	$616	$(6,002)

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2018
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2017	$1,100,336	$333,944	$25,289	$18,525	$7,639	$16,277	$1,502,010
Investments purchased	892,550	98,462	—	—	—	13,738	1,004,750
Net realized (loss) gain	(2,053)	(5,112)	—	137	21	—	(7,007)
Net change in unrealized (depreciation) appreciation	(11,703)	928	122	731	14	(218)	(10,126)
Accretion of discount	12,326	1,211	362	—	4	—	13,903
Sales and principal repayments	(595,487)	(79,215)	(10,870)	(3,061)	(7,678)	—	(696,311)
Ending balance, September 30, 2018	$1,395,969	$350,218	$14,903	$16,332	$—	$29,797	$1,807,219
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2018(1)	$(9,235)	$(4,144)	$295	$304	$—	$(218)	$(12,998)

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$984,871	Discounted Cash Flow	Discount Rates	5.0%	—	19.9%	9.7%
	388,241	Broker Quotes	Broker Quotes	N/A			N/A
	40,129	Market Comparable Approach	EBITDA Multiple	3.50x	—	9.00x	5.74x
	3,478		Revenue Multiple	0.60x			N/A
	1,033	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	151,841	Discounted Cash Flow	Discount Rates	9.9%	—	13.9%	11.1%
	115,765	Broker Quotes	Broker Quotes	N/A			N/A
	1,050	Market Comparable Approach	EBITDA Multiple	7.62x			N/A
Collateralized securities and structured products - debt	9,950	Discounted Cash Flow	Discount Rates	16.0%			N/A
Collateralized securities and structured products - equity	14,981	Discounted Cash Flow	Discount Rates	12.5%	—	16.0%	13.8%
Equity	13,864	Market Comparable Approach	EBITDA Multiple	5.50x	—	9.75x	8.28x
	7,399		Revenue Multiple	0.30x	—	4.00x	0.74x
	12,637	Discounted Cash Flow	Discount Rates	12.1%			N/A
	900	Options Pricing Model	Expected Volatility	31.5%	—	89.2%	36.0%
	4	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,746,143

(1)	Weighted average amounts are based on the estimated fair values.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
(in thousands, except share and per share amounts)

Note 9. General and Administrative Expense
General and administrative expense consisted of the following items for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Transfer agent expense	$325	$310	$928	$956
Professional fees	131	268	801	1,221
Valuation expense	168	179	510	550
Accounting and administrative costs	191	143	394	508
Director fees and expenses	119	114	359	356
Insurance expense	108	118	312	321
Dues and subscriptions	82	182	241	584
Printing and marketing expense	17	26	73	172
Due diligence fees	—	55	61	164
Other expenses	14	12	62	161
Total general and administrative expense	$1,155	$1,407	$3,741	$4,993

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
(in thousands, except share and per share amounts)

As of September 30, 2019 and December 31, 2018, the Company’s unfunded commitments were as follows:

Unfunded Commitments	September 30, 2019(1)	December 31, 2018(1)
Volta Charging, LLC	$12,000	$—
Mimeo.com, Inc.	11,500	13,000
Independent Pet Partners Intermediate Holdings, LLC	7,852	—
Manna Pro Products, LLC	5,528	—
CircusTrix Holdings, LLC	4,904	5,573
Foundation Consumer Healthcare, LLC	4,211	4,211
Lift Brands, Inc.	3,650	4,150
Instant Web, LLC	2,271	2,704
Moss Holding Company	2,232	2,232
Adapt Laser Acquisition, Inc.	2,000	1,500
Extreme Reach, Inc.	1,744	—
Adams Publishing Group, LLC	1,600	2,069
Anthem Sports & Entertainment Inc.	1,333	—
Teladoc, Inc.	1,250	1,250
Deluxe Entertainment Services Group, Inc.	1,149	—
Country Fresh Holdings, LLC	735	—
Woodstream Corp.	559	559
Spinal USA, Inc. / Precision Medical Inc.	239	—
American Media, Inc.	128	1,778
TherapeuticsMD, Inc.	—	25,000
DFC Global Facility Borrower II LLC	—	5,317
Ministry Brands, LLC	—	2,924
Elemica, Inc.	—	2,500
Charming Charlie, LLC	—	1,938
Ivy Hill Middle Market Credit Fund VIII, Ltd.	—	1,111
OTG Management, LLC	—	514
Studio Movie Grill Holdings, LLC	—	468
PDI TA Holdings, Inc.	—	237
Achilles Acquisition, LLC	—	43
Total	$64,885	$79,078

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2019 and December 31, 2018, refer to the table above and the consolidated schedules of investments. As of November 7, 2019, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $66,855.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
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
Note 11. Fee Income
The following table summarizes the Company’s fee income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amendment fees	$1,381	$271	$1,825	$815
Capital structuring and other fees	711	133	1,089	470
Total	$2,092	$404	$2,914	$1,285
Income from all fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
(in thousands, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Per share data:(1)
Net asset value at beginning of period	$8.69	$9.14
Results of operations:
Net investment income	0.57	0.60
Net realized and net change in unrealized losses(2)	(0.37)	(0.13)
Net increase in net assets resulting from operations(2)	0.20	0.47
Shareholder distributions:
Distributions from net investment income	(0.55)	(0.55)
Net decrease in net assets from shareholders' distributions	(0.55)	(0.55)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—
Repurchases of common stock(4)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value at end of period	$8.34	$9.06
Shares of common stock outstanding at end of period	113,381,782	112,035,367
Total investment return-net asset value(5)	2.29%	5.23%
Net assets at beginning of period	$979,271	$1,058,691
Net assets at end of period	$945,461	$1,015,194
Average net assets	$974,988	$1,044,899
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	6.65%	6.58%
Ratio of gross operating expenses to average net assets(6)(7)	8.78%	6.74%
Ratio of expenses to average net assets(6)	8.78%	6.74%
Portfolio turnover rate(8)	21.03%	41.65%
Asset coverage ratio(9)	2.12	2.13

(1)	The per share data for the nine months ended September 30, 2019 and 2018 was derived by using the weighted average shares of common stock outstanding during each period.

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

(3)
The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the nine months ended September 30, 2019 and 2018.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019
(in thousands, except share and per share amounts)

(4)
Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the nine months ended September 30, 2019 and 2018.

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

Note 13. Subsequent Event

On October 2, 2019, the Company and BCP Special Opportunities Fund I, LP, or BCP, entered into a limited liability company agreement for purposes of forming, investing in and co-managing CION SOF Funding, LLC, or CION SOF, a joint venture, which will invest primarily in senior secured loans of U.S. middle-market companies. Pursuant to the limited liability company agreement, the Company and BCP committed to contribute to CION SOF up to $87,500 and $12,500, respectively. On October 2, 2019, the Company and BCP contributed a portfolio of loans to CION SOF representing membership equity of $31,289 and $4,470, respectively, in exchange for 87.5% and 12.5%, respectively, of the membership interests of CION SOF.  All portfolio and other material decisions regarding CION SOF must be submitted to its board of managers, which is comprised of four members, two of whom were selected by the Company and the other two were selected by BCP. Further, all portfolio and other material decisions require the affirmative vote of at least one board member from the Company and one board member from BCP.

Contemporaneously, CION SOF entered into a loan and servicing agreement with MS, which provides for a revolving loan facility to CION SOF in an aggregate principal amount of up to $75,000. CION SOF’s obligations to MS under the loan and servicing agreement are secured by a first priority security interest in all of the assets of CION SOF. The obligations of CION SOF under the loan and servicing agreement are non-recourse to the Company, and the Company's exposure under the loan and servicing agreement is limited to its investment in CION SOF.

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
We are managed by CIM, our affiliate and a registered investment adviser. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. On November 5, 2019, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM for a period of twelve months commencing December 17, 2019. We and CIM previously engaged AIM to act as our investment sub-adviser.
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
Revenue
We primarily generate revenue in the form of interest income on the debt securities that we hold and capital gains on debt or other equity interests that we acquire in portfolio companies. The majority of our senior debt investments bear interest at a floating rate. Interest on debt securities is generally payable quarterly or monthly. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued, but unpaid, interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment, capital structuring, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.
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

Portfolio Investment Activity for the Three Months Ended September 30, 2019 and 2018
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
Net Investment Activity	2019	2018
Purchases and drawdowns
Senior secured first lien debt	$93,089	$283,449
Senior secured second lien debt	—	2,981
Equity	1,275	10,500
Sales and principal repayments	(142,075)	(278,298)
Net portfolio activity	$(47,711)	$18,632
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,473,789	$1,417,752	80.9%
Senior secured second lien debt	289,712	268,656	15.3%
Collateralized securities and structured products - debt	10,051	9,950	0.6%
Collateralized securities and structured products - equity	16,503	14,981	0.9%
Equity	52,363	40,755	2.3%
Subtotal/total percentage	1,842,418	1,752,094	100.0%
Short term investments(2)	23,060	23,060
Total investments	$1,865,478	$1,775,154
Number of portfolio companies			135
Average annual EBITDA of portfolio companies		$81.6 million
Median annual EBITDA of portfolio companies		$56.0 million
Purchased at a weighted average price of par			96.63%
Gross annual portfolio yield based upon the purchase price(3)			9.27%

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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of September 30, 2019 and December 31, 2018, excluding short term investments of $23,060 and $12,537, respectively:

	September 30, 2019			December 31, 2018
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,706,610	$1,632,423	93.2%	$1,802,745	$1,756,777	94.8%
Fixed interest rate investments	67,584	62,169	3.5%	34,109	34,806	1.9%
Other income producing investments	33,599	34,416	2.0%	41,182	39,180	2.1%
Non-income producing equity	34,625	23,086	1.3%	26,190	22,010	1.2%
Total investments	$1,842,418	$1,752,094	100.0%	$1,904,226	$1,852,773	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$295,681	16.9%	$325,180	17.5%
Services: Business	217,200	12.4%	218,888	11.7%
Media: Diversified & Production	197,487	11.3%	114,303	6.2%
Media: Advertising, Printing & Publishing	129,763	7.4%	131,620	7.1%
Services: Consumer	116,852	6.7%	133,210	7.2%
Chemicals, Plastics & Rubber	90,544	5.2%	74,575	4.0%
Capital Equipment	76,414	4.4%	98,994	5.3%
Beverage, Food & Tobacco	66,109	3.8%	73,494	4.0%
High Tech Industries	63,732	3.6%	126,620	6.8%
Banking, Finance, Insurance & Real Estate	63,562	3.6%	57,917	3.1%
Telecommunications	62,646	3.6%	74,261	4.0%
Retail	60,649	3.5%	42,450	2.3%
Energy: Oil & Gas	49,513	2.8%	54,907	3.0%
Consumer Goods: Non-Durable	41,832	2.4%	37,148	2.0%
Construction & Building	33,026	1.9%	33,483	1.8%
Transportation: Cargo	31,407	1.8%	30,614	1.7%
Hotel, Gaming & Leisure	30,972	1.8%	54,689	3.0%
Consumer Goods: Durable	30,811	1.7%	35,709	1.9%
Aerospace & Defense	25,505	1.4%	45,655	2.5%
Diversified Financials	24,931	1.4%	30,020	1.6%
Forest Products & Paper	24,605	1.4%	19,525	1.1%
Metals & Mining	10,832	0.6%	10,333	0.6%
Automotive	8,021	0.4%	24,645	1.3%
Environmental Industries	—	—	2,955	0.2%
Media: Broadcasting & Subscription	—	—	1,578	0.1%
Subtotal/total percentage	1,752,094	100.0%	1,852,773	100.0%
Short term investments	23,060		12,537
Total investments	$1,775,154		$1,865,310
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2019 and December 31, 2018, our unfunded commitments amounted to $64,885 and $79,078, respectively. As of November 7, 2019, our unfunded commitments amounted to $66,855. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of September 30, 2019 and December 31, 2018, excluding short term investments of $23,060 and $12,537, respectively:

	September 30, 2019		December 31, 2018
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$79,811	4.6%	$—	—
2	1,426,545	81.4%	1,642,270	88.6%
3	207,893	11.9%	181,118	9.8%
4	22,038	1.2%	26,412	1.4%
5	15,807	0.9%	2,973	0.2%
	$1,752,094	100.0%	$1,852,773	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of November 7, 2019:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,357,597	78.3%
Senior secured second lien debt	252,256	14.6%
Collateralized securities and structured products - debt	7,140	0.4%
Collateralized securities and structured products - equity	29,068	1.7%
Equity	86,483	5.0%
Subtotal/total percentage	1,732,544	100.0%
Short term investments(2)	27,399
Total investments	$1,759,943
Number of portfolio companies		136
Average annual EBITDA of portfolio companies	$82.6 million
Median annual EBITDA of portfolio companies	$56.0 million
Purchased at a weighted average price of par		97.01%
Gross annual portfolio yield based upon the purchase price(2)		9.24%

(1)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(2)
The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees and does not consider the cost of leverage.

Results of Operations for the Three Months Ended September 30, 2019 and 2018
Our results of operations for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019	2018
Investment income	$49,775	$54,417
Net operating expenses	28,113	29,545
Net investment income	21,662	24,872
Net realized (loss) gain on investments and foreign currency	(316)	513
Net change in unrealized depreciation on investments	(23,568)	(10,028)
Net (decrease) increase in net assets from operations	$(2,222)	$15,357
Investment Income
For the three months ended September 30, 2019 and 2018, we generated investment income of $49,775 and $54,417, respectively, consisting primarily of interest income on investments in senior secured debt, and collateralized securities and structured products of 139 and 166 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, decreased $21,547, from $1,807,085 for the three months ended September 30, 2018 to $1,785,539 for the three months ended September 30, 2019. Additionally, during the three months ended September 30, 2018, we received $5,503 of non-recurring prepayment premiums on certain investments, which was not received during the three months ended September 30, 2019.

Operating Expenses
The composition of our operating expenses for the three months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,
	2019	2018
Management fees	$9,029	$9,164
Administrative services expense	453	500
Subordinated incentive fee on income	4,983	5,573
General and administrative	1,155	1,407
Interest expense	12,493	12,901
Total operating expenses	$28,113	$29,545

The composition of our general and administrative expenses for the three months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,
	2019	2018
Transfer agent expense	$325	$310
Accounting and administrative costs	191	143
Valuation expense	168	179
Professional fees	131	268
Director fees and expenses	119	114
Insurance expense	108	118
Dues and subscriptions	82	182
Printing and marketing expense	17	26
Due diligence fees	—	55
Other expenses	14	12
Total general and administrative expense	$1,155	$1,407
Net Investment Income
Our net investment income totaled $21,662 and $24,872 for the three months ended September 30, 2019 and 2018, respectively. The decrease in net investment income was primarily due to a decrease in investment income, partially offset by a decrease in our subordinated incentive fees and interest expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Net Realized (Loss) Gain on Investments and Foreign Currency
Our net realized (loss) gain on investments and foreign currency totaled ($316) and $513 for the three months ended September 30, 2019 and 2018, respectively. This change was mainly due to a decrease in sales activity during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. During the three months ended September 30, 2019, we received sale proceeds of $19,108, compared to sales proceeds of $64,298 during the three months ended September 30, 2018.
Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled ($23,568) and ($10,028) for the three months ended September 30, 2019 and 2018, respectively. This change was driven primarily by mark-to-market declines in loan pricing during the three months ended September 30, 2019 due to lower LIBOR rates, reduced liquidity in the loan market due to fund redemptions and increased volatility in the overall market.

Net (Decrease) Increase in Net Assets from Operations
For the three months ended September 30, 2019 and 2018, we recorded a net (decrease) increase in net assets resulting from operations of ($2,222) and $15,357, respectively, as a result of our operating activity for the respective periods.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018
Our results of operations for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018
Investment income	$150,465	$139,202
Net operating expenses	85,603	70,433
Net investment income	64,862	68,769
Net realized loss on investments and foreign currency	(3,650)	(7,010)
Net change in unrealized depreciation on investments	(38,871)	(8,651)
Net increase in net assets from operations	$22,341	$53,108
Investment Income
For the nine months ended September 30, 2019 and 2018, we generated investment income of $150,465 and $139,202, respectively, consisting primarily of interest income on investments in senior secured debt and collateralized securities and structured products of 164 and 205 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $141,444, from $1,660,990 for the nine months ended September 30, 2018 to $1,802,434 for the nine months ended September 30, 2019, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which ended on January 25, 2019. During 2018, our investment portfolio continued to grow due to equity available to us for investment from our follow-on continuous public offering and amounts borrowed under our financing arrangements. As a result, we believe that reported investment income for the nine months ended September 30, 2018 is not representative of our stabilized or future performance.

Operating Expenses
The composition of our operating expenses for the nine months ended September 30, 2019 and 2018 was as follows:

	Nine Months Ended September 30,
	2019	2018
Management fees	$27,597	$25,705
Administrative services expense	1,433	1,492
Subordinated incentive fee on income	14,475	5,573
General and administrative	3,741	4,993
Interest expense	38,357	32,670
Total operating expenses	$85,603	$70,433

During the nine months ended September 30, 2019, the increase in interest expense was primarily the result of additional borrowings on our existing financing arrangements, which resulted in an increase in net assets and an increase in management fees. Subordinated incentive fees on income increased as a result of exceeding our hurdle rate of 1.875% for pre-incentive fee net investment income for the three months ended March 31, 2019 and June 30, 2019. For the same periods in 2018, we did not exceed our hurdle rate of 1.875% for pre-incentive fee net investment income.

The composition of our general and administrative expenses for the nine months ended September 30, 2019 and 2018 was as follows:

	Nine Months Ended September 30,
	2019	2018
Transfer agent expense	$928	$956
Professional fees	801	1,221
Valuation expense	510	550
Accounting and administrative costs	394	508
Director fees and expenses	359	356
Insurance expense	312	321
Dues and subscriptions	241	584
Printing and marketing expense	73	172
Due diligence fees	61	164
Other expenses	62	161
Total general and administrative expense	$3,741	$4,993
Net Investment Income
Our net investment income totaled $64,862 and $68,769 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in net investment income was primarily due to an increase in subordinated incentive fees and interest expense, which were partially offset by an increase in investment income during the nine months ended September 30, 2019.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled ($3,650) and ($7,010) for the nine months ended September 30, 2019 and 2018, respectively. This change was driven primarily by smaller realized losses on certain investments during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled ($38,871) and ($8,651) for the nine months ended September 30, 2019 and 2018, respectively. This change was driven primarily by mark-to-market declines in loan pricing during the nine months ended September 30, 2019 due to lower LIBOR rates, reduced liquidity in the loan market due to fund redemptions and increased volatility in the overall market.
Net Increase in Net Assets from Operations
For the nine months ended September 30, 2019 and 2018, we recorded a net increase in net assets resulting from operations of $22,341 and $53,108, respectively, as a result of our operating activity for the respective periods.

Net Asset Value per Share, Annual Investment Return and Total Return Since Inception
Our net asset value per share was $8.34 and $8.69 on September 30, 2019 and December 31, 2018, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.5487 per share during the nine months ended September 30, 2019, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was 2.29% for the nine month period ended September 30, 2019. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 12 to our consolidated financial statements included in this report.
Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price excluding sales load) have seen an annualized return of 7.01% and a cumulative total return of 58.48% through September 30, 2019 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 5.37% and a cumulative total return of 42.63% through September 30, 2019. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.14% and a cumulative total return of 31.71%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.60% and a cumulative total return of 44.74% over the same period.

Growth of $10,000 Initial Investment(1)
16,000
15,000
14,000
13,000
12,000
11,000
10,000
9,000
$15,848
$14,474
$14,263
$13,171
12/17/2012
6/30/2013
12/31/2013
6/30/2014
12/31/2014
6/30/2015
12/31/2015
6/30/2016
12/31/2016
6/30/2017
12/31/2017
6/30/2018
12/31/2018
6/30/2019
CĪON Investment Corporation (excluding sales load)
S&P/LSTA Leveraged Loan Index
CĪON Investment Corporation (including sales load)
BofA ML US High Yield Index

(1) Cumulative performance: December 17, 2012 to September 30, 2019
The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

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

As of September 30, 2019 and November 7, 2019, we had $23,060 and $27,399 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Citibank Credit Facility

As of September 30, 2019 and November 7, 2019, our outstanding borrowings under the Second Amended Citibank Credit Facility were $277,542 and $264,042, respectively, and the aggregate unfunded principal amount in connection with the Second Amended Citibank Credit Facility was $72,458 and $85,958, respectively. For a detailed discussion of our Second Amended Citibank Credit Facility, refer to Note 7 to our consolidated financial statements included in this report.

JPM Credit Facility
As of September 30, 2019 and November 7, 2019, our outstanding borrowings under the Amended JPM Credit Facility were $250,000 and the aggregate unfunded principal amount in connection with the Amended JPM Credit Facility was $25,000. For a detailed discussion of our Amended JPM Credit Facility, refer to Note 7 to our consolidated financial statements included in this report.

UBS Facility
As of September 30, 2019 and November 7, 2019, our outstanding borrowings under the amended UBS Facility were $200,000 and no additional principal amount was available for borrowing under the amended UBS Facility. For a detailed discussion of our amended UBS Facility, refer to Note 7 to our consolidated financial statements included in this report.
MS Credit Facility
As of September 30, 2019 and November 7, 2019, our outstanding borrowings under the Amended MS Credit Facility were $115,000 and $112,500, respectively, and the aggregate unfunded principal amount in connection with the Amended MS Credit Facility was $35,000 and $37,500, respectively. For a detailed discussion of our Amended MS Credit Facility, refer to Note 7 to our consolidated financial statements included in this report.

Unfunded Commitments
As of September 30, 2019 and November 7, 2019, our unfunded commitments amounted to $64,885 and $66,855, respectively. For a detailed discussion of our unfunded commitments, refer to Note 10 to our consolidated financial statements included in this report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 93.2% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Second Amended Citibank Credit Facility, the Amended JPM Credit Facility, the amended UBS Facility or the Amended MS Credit Facility in effect as of September 30, 2019:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 200 basis points	$(7,669)	(6.3)%
Down 100 basis points	(8,727)	(7.2)%
Down 50 basis points	(4,393)	(3.6)%
No change to current base rate (2.14% as of September 30, 2019)	—	—
Up 50 basis points	4,503	3.7%
Up 100 basis points	9,006	7.4%
Up 200 basis points	18,012	14.8%
Up 300 basis points	27,018	22.2%

(1)	This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 3.5% of our investments paid fixed interest rates as of September 30, 2019. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2019.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2019 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2019	—	$—	—	—
August 1 to August 31, 2019	—	—	—	—
September 1 to September 30, 2019	1,035,307	8.27	1,035,307	(1)
Total	1,035,307	$8.27	1,035,307	(1)

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

10.5
Amended and Restated Follow-On Dealer Manager Agreement, dated as of December 28, 2016, by and among CĪON Investment Corporation, CION Investment Management, LLC and CION Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2017 (File No. 814-00941)).

10.6	Form of Follow-On Selected Dealer Agreement (Incorporated by reference to Exhibit (H)(4) to Registrant’s Registration Statement on Form N-2 filed with the SEC on April 28, 2015 (File No. 333-203683)).
10.7
Sale and Contribution Agreement, dated as of August 26, 2016, by and between 34th Street Funding, LLC and CĪON Investment Corporation (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 814-00941)).

10.8
Master Participation Agreement, dated as of August 26, 2016, by and between 34th Street Funding, LLC and CĪON Investment Corporation (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 814-00941)).

10.9
Amended and Restated Loan and Security Agreement, dated as of September 30, 2016, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2016 (File No. 814-00941)).

10.10
Amended and Restated Portfolio Management Agreement, dated as of September 30, 2016, by and among 34th Street Funding, LLC, CION Investment Management, LLC and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2016 (File No. 814-00941)).

10.11
Credit and Security Agreement, dated as of March 29, 2017, by and among Flatiron Funding II, LLC, CION Investment Management, LLC, CÎON Investment Corporation, Citibank, N.A. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017 (File No. 814-00941)).

10.12
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

Exhibit Number	Description of Document
10.13
Account Control Agreement, dated as of March 29, 2017, by and among Flatiron Funding II, LLC, CION Investment Management, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017 (File No. 814-00941)).

10.14
Master Participation and Assignment Agreement, dated as of March 29, 2017, by and between 15th Street Loan Funding LLC and Flatiron Funding II, LLC (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017 (File No. 814-00941)).

10.15
Master Participation and Assignment Agreement, dated as of March 29, 2017, by and between 15th Street Loan Funding 2 LLC and Flatiron Funding II, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017 (File No. 814-00941)).

10.16
Contribution Agreement, dated as of May 19, 2017, by and among CĪON Investment Corporation, Murray Hill Funding, LLC and Murray Hill Funding II, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.17
Amended and Restated Indenture, dated as of December 1, 2017, by and between Murray Hill Funding II, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2017 (File No. 814-00941)).

10.18	Murray Hill Funding II, LLC Class A Notes Due 2027 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).
10.19
Contribution Agreement, dated as of May 19, 2017, by and among UBS AG, London Branch, Murray Hill Funding II, LLC, U.S. Bank National Association, Murray Hill Funding, LLC and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.20
October 2000 Version Global Master Repurchase Agreement, by and between UBS AG and Murray Hill Funding, LLC, together with the related Annex and Master Confirmation thereto, each dated as of May 19, 2017 (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.21
Collateral Management Agreement, dated as of May 19, 2017, by and between CION Investment Management, LLC and Murray Hill Funding II, LLC (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.22
Collateral Administration Agreement, dated as of May 19, 2017, by and among Murray Hill Funding II, LLC, CION Investment Management, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.23
Murray Hill Funding II, LLC Class A Notes Due 2027 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2017 (File No. 814-00941)).

10.24
First Amended and Restated Master Confirmation, dated as of December 1, 2017, to the October 2000 Version Global Master Repurchase Agreement, dated as of May 19, 2017, by and between UBS AG, London Branch and Murray Hill Funding, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2017 (File No. 814-00941)).

10.25
Loan and Servicing Agreement, dated as of December 19, 2017, by and among 33rd Street Funding, LLC, CION Investment Management, LLC, Morgan Stanley Asset Funding Inc., Morgan Stanley Bank, N.A. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2017 (File No. 814-00941)).

10.26
Sale and Contribution Agreement, dated as of December 19, 2017, by and between 33rd Street Funding, LLC and CĪON Investment Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2017 (File No. 814-00941)).

10.27
Portfolio Management Agreement, dated as of December 19, 2017, by and between 33rd Street Funding, LLC and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2017 (File No. 814-00941)).

10.28
Administration Agreement, dated as of April 1, 2018, by and between CĪON Investment Corporation and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2018 (File No. 814-00941)).

Exhibit Number	Description of Document
10.29
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
Date: November 12, 2019
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)