Form 10-K
period 2019-12-31
CION Investment Corp
filed 2020-03-17
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Yes [  ] No [x]
There is no established market for the Registrant’s shares of common stock. The Registrant closed the public offering of its shares of common stock on January 25, 2019. The last offering price at which the Registrant issued shares in its continuous follow-on public offering was $9.40 per share. Since the Registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan, as amended and restated. The most recent price at which the Registrant has issued shares pursuant to the distribution reinvestment plan, as amended and restated, was $8.34 per share.
The number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of March 13, 2020 was 113,978,282.
Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CĪON INVESTMENT CORPORATION
FORM 10-K

PART I

Forward-Looking Statements

Some of the statements within this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the use of borrowed money to finance a portion of our investments;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the actual and potential conflicts of interest with CION Investment Management, LLC, or CIM, and Apollo Global Management, Inc., or Apollo, and their respective affiliates;

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
We have based the forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to review any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Annual Report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1. Business

Overview

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

We are managed by CIM, our affiliate and a registered investment adviser under the Advisers Act. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. CIM is a joint venture between CION Investment Group, LLC, or CIG, and AIM. Pursuant to the joint venture between CIG and AIM, CIG’s investment professionals provide investment advisory services, including advice, evaluation and recommendations with respect to our investments, and AIM’s investment professionals perform certain services for CIM, which include, among other services, (i) assistance with identifying and providing information about potential investment opportunities for approval by CIM’s investment committee; and (ii) providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM’s investment committee, which consists entirely of CIG senior personnel.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. We seek to meet our investment objective by utilizing the experienced management team of CIM, which includes its access to the relationships and human capital of its affiliates in sourcing, evaluating and structuring transactions, as well as monitoring and servicing our investments. Our portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt and equity, of private and thinly-traded U.S. middle-market companies. See “Item 1. Business – Investment Types” below for a detailed description of the types of investments that may comprise our portfolio.  We define middle-market companies as companies that generally possess annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $50 million or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

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

To enhance our opportunity for gain, we employ leverage as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio to 150% from 200% and, as a result, to potentially increase the ratio of a BDC's debt to equity to a maximum of 2-to-1 from a maximum of 1-to-1, so long as certain approval and disclosure requirements are satisfied. We currently have not determined whether to seek to utilize such additional leverage. For purposes of the asset coverage ratio test applicable to us as a BDC, we treated the outstanding notional amount of the TRS, less the total amount of cash collateral posted by Flatiron Funding, LLC, or Flatiron, under the TRS, as a senior security for the life of that instrument.

Portfolio and Investment Activity

As of December 31, 2019, we engaged in the direct purchase of debt securities primarily issued by portfolio companies and lend directly to portfolio companies. The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of December 31, 2019:

	December 31, 2019
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,388,942	$1,351,767	77.9%
Senior secured second lien debt	264,280	248,253	14.3%
Collateralized securities and structured products - debt	7,212	7,212	0.4%
Collateralized securities and structured products - equity	16,476	14,182	0.8%
Unsecured debt	4,901	4,900	0.3%
Equity	115,738	109,231	6.3%
Subtotal/total percentage	1,797,549	1,735,545	100.0%
Short term investments(2)	29,527	29,527
Total investments	$1,827,076	$1,765,072
Number of portfolio companies			136
Purchased at a weighted average price of par			97.68%
Gross annual portfolio yield based upon the purchase price(3)			9.33%

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
Status of Our Continuous Public Offerings

On December 17, 2012, we met our minimum offering requirement of $2,500 in capital raised from persons not affiliated with us, admitted our initial public investors as shareholders and officially commenced operations. Our initial continuous public offering ended on December 31, 2015, and our follow-on continuous public offering commenced on January 25, 2016 and ended on January 25, 2019, the date on which we closed the public offering of our shares. Since commencing our initial continuous public offering on July 2, 2012 and through March 13, 2020, we sold 113,978,282 shares of common stock for corresponding net proceeds of $1,160,273 at an average price per share of $10.18, including shares purchased by our affiliates.  The net proceeds received include gross proceeds received from reinvested shareholder distributions of $203,673 pursuant to our distribution reinvestment plan, as amended and restated, for which we issued 22,713,950 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $198,686 pursuant to our share repurchase program, for which we repurchased 22,227,413 shares of common stock.

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

Our board of directors declared or ratified distributions for 53, 52 and 52 record dates during each of the years ended December 31, 2019, 2018 and 2017, respectively. The following table presents cash distributions per share that were declared during the years ended December 31, 2019, 2018 and 2017:

	Distributions
Three Months Ended	Per Share	Amount
2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
June 30, 2017 (thirteen record dates)	0.1829	20,371
September 30, 2017 (thirteen record dates)	0.1829	20,644
December 31, 2017 (thirteen record dates)	0.1829	20,923
Total distributions for the year ended December 31, 2017	$0.7316	$82,061
2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
June 30, 2018 (thirteen record dates)	0.1829	21,004
September 30, 2018 (thirteen record dates)	0.1829	20,776
December 31, 2018 (thirteen record dates)	0.1829	20,701
Total distributions for the year ended December 31, 2018	$0.7316	$83,483
2019
March 31, 2019 (thirteen record dates)	$0.1829	$20,772
June 30, 2019 (thirteen record dates)	0.1829	20,801
September 30, 2019 (thirteen record dates)	0.1829	20,798
December 31, 2019 (fourteen record dates)	0.1969	22,401
Total distributions for the year ended December 31, 2019	$0.7456	$84,772

On December 18, 2019, our co-chief executive officers (i) revised the record date for the weekly cash distributions covering the final week of December 2019; (ii) revised the payment date for the weekly cash distributions covering the entire month of December 2019; and (iii) declared regular weekly cash distributions of $0.014067 per share for January 2020 through March 2020. Each distribution was paid or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
December 3, 2019	December 27, 2019	$0.014067
December 10, 2019	December 27, 2019	$0.014067
December 17, 2019	December 27, 2019	$0.014067
December 24, 2019	December 27, 2019	$0.014067
December 26, 2019	December 27, 2019	$0.014067
January 7, 2020	January 29, 2020	$0.014067
January 14, 2020	January 29, 2020	$0.014067
January 21, 2020	January 29, 2020	$0.014067
January 28, 2020	January 29, 2020	$0.014067
February 4, 2020	February 26, 2020	$0.014067
February 11, 2020	February 26, 2020	$0.014067
February 18, 2020	February 26, 2020	$0.014067
February 25, 2020	February 26, 2020	$0.014067
March 3, 2020	March 27, 2020	$0.014067
March 10, 2020	March 27, 2020	$0.014067
March 17, 2020	March 27, 2020	$0.014067
March 24, 2020	March 27, 2020	$0.014067
March 26, 2020	March 27, 2020	$0.014067

About CIM

CIM is a registered investment adviser and our affiliate. CIM is a joint venture between CIG and AIM and part of the CION Investments group of companies, or CION Investments. We believe that CION Investments is a leading manager of alternative investment solutions that focuses on alternative credit strategies for individual investors. CION Investments is headquartered in New York, with an office in Boston.

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

On April 1, 2018, we entered into an administration agreement with CIM for the purpose of replacing ICON Capital with CIM as our administrator pursuant to the terms of the administration agreement. No other material terms of the administration agreement with ICON Capital were amended in connection with the administration agreement with CIM. On November 5, 2019, our board of directors, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing December 17, 2019.

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

Pursuant to the joint venture between CIG and AIM, AIM’s investment professionals perform certain services for CIM, which include, among other services, (i) assistance with identifying and providing information about potential investment opportunities for approval by CIM’s investment committee; and (ii) providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments.

Market Opportunity

We believe that the market for lending to private U.S. middle-market companies continues to present a compelling investment opportunity. CIM’s management team has witnessed significant demand for debt capital among middle-market companies that have the characteristics we target. We believe that this demand, coupled with the fragmented availability of funding within our target market, will enable us to achieve favorable transaction pricing. We believe that the following characteristics and market trends support our belief:

•The middle-market is a large addressable market.  According to GE Capital’s National Center for the Middle Market 4th Quarter 2019 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies employing approximately 47.9 million people. The U.S. middle-market accounts for approximately one-third of private sector gross domestic product, or GDP, which, measured on a global scale, would be the third largest global economy. GE defines middle-market companies as those with $10 million to $1 billion in annual revenue, which we believe has significant overlap with our definition of middle-market companies that generally possess EBITDA of $50 million or less.

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

•There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to finance strategic transactions.  We expect that middle-market private equity firms will continue to invest the approximately $778 billion raised since 2010 in middle-market companies, as reported in Pitchbook’s 3Q 2019 U.S. PE Middle Market Report, and that these private equity firms will seek to support their investments with senior loans from other sources, such as us.

•Specialized lending and unfunded private equity commitments drive demand for debt capital.  Lending to small- and middle-market companies requires in-depth diligence, credit expertise, structuring experience and active portfolio management. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. As such, we believe that, of the U.S. financial institutions that are not liquidity constrained, few are capable of pursuing a sustained lending strategy successfully. We believe this creates a significant supply/demand imbalance for small and middle-market credit. We also expect that private equity firms will continue to pursue acquisitions and will seek to leverage their equity investments with debt financing, including senior debt, unitranche debt, and mezzanine loans provided by companies such as ours. Historically, according to the S&P LCD Leveraged Lending Review, such leverage has represented approximately 62% of a private equity acquisition. Therefore, adding to the imbalance in the availability of credit is the significant amount of unallocated private equity capital raised since 2010 described above, much of which will require debt financing in the coming years. As depicted in the chart below, almost $1.25 trillion of unfunded private equity commitments were outstanding through the second quarter of 2019 (Source: Pitchbook's 2019 Annual Private Fund Strategies Report).

U.S. PE Capital Overhang ($B) by Year

* As of 6/30/2019
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

•Middle-market companies compared to larger companies.  We believe that middle-market companies compare favorably to larger companies with respect to our investment objective and strategy. According to the GE Capital 2012 National Middle Market Summit Report, almost 70% of middle-market companies were in business for more than 20 years and were, on average, less financially leveraged than large companies. During the economic downturn from 2007 to 2010, surviving middle-market companies created more than two million jobs, as compared to nearly four million jobs eliminated by larger companies.

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

•Broad portfolio.  We seek to create a portfolio of companies engaged in a variety of industries and located in a variety of geographic locations, thereby potentially reducing the risk of a downturn in any one industry or geographic location having a disproportionate impact on the value of our portfolio. We are not a “diversified company” as such term is defined under the 1940 Act. Because we are a BDC, we focus on and invest at least 70% of our total assets in U.S. companies, but seek to maintain investments across the various geographic regions of the U.S. To the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. We cannot assure investors that we will be successful in our efforts to maintain a broad portfolio of investments.

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

Potential Competitive Advantages

We believe that we offer to our investors the following potential competitive advantages over other capital providers to private U.S. middle-market companies:

•Proven ability to invest in middle-market companies.   We believe that CIM has proven its ability to source, structure and manage private investments for us. In addition to its ability to call on its resources, CIM is able to draw upon Apollo’s team of more than 450 investment professionals that have approximately $331 billion of total assets under management as of December 31, 2019. Apollo has developed an expertise in sourcing and investing in debt issued by middle-market companies. We leverage this expertise, which we believe enables us to make investments that offer the most favorable risk/reward characteristics.

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

On July 10, 2017, our independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017. Although the investment sub-advisory agreement and AIM's engagement as our investment sub-adviser were terminated, AIM's investment professionals continue to perform certain services for CIM and our company, including, without limitation, identifying investment opportunities for approval by CIM’s investment committee. AIM is not paid a separate fee in exchange for such services, but is entitled to receive distributions as a member of CIM as described above.

On December 4, 2017, the members of CIM entered into the fourth amended and restated limited liability company agreement of CIM, or the Fourth Amended CIM LLC Agreement. Under the Fourth Amended CIM LLC Agreement, AIM’s investment professionals perform certain services for CIM, which include, among other services, (i) assistance with identifying and providing information about potential investment opportunities for approval by CIM’s investment committee; and (ii) providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments.

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

Sources of Income

The primary means through which our shareholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time an investment is made and/or monitoring fees paid throughout the term of our investments. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment, while annual monitoring fees generally range from 0.25% to 1.0% of the purchase price of an investment. In addition, we may generate revenue in the form of commitment or capital structuring fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees.

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2019 and 2018, excluding short term investments of $29,527 and $12,537, respectively:

	December 31, 2019		December 31, 2018
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$154,264	8.9%	$—	—
2	1,278,576	73.7%	1,642,270	88.6%
3	282,140	16.3%	181,118	9.8%
4	16,463	0.9%	26,412	1.4%
5	4,102	0.2%	2,973	0.2%
	$1,735,545	100.0%	$1,852,773	100.0%

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
Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio to 150% from 200% and, as a result, to potentially increase the ratio of a BDC's debt to equity to a maximum 2-to-1 from a maximum of 1-to-1, so long as certain approval and disclosure requirements are satisfied. We currently have not determined whether to seek to utilize such additional leverage.  See Note 9 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangements.
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

On April 18, 2017, the TRS expired in accordance with its terms subsequent to the consummation of the Citibank Credit Facility (as defined and described in Note 9 to our consolidated financial statements contained in this report).

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

BDCs are closed-end funds that elect to be regulated as BDCs under the 1940 Act. As such, BDCs are subject to only certain provisions of the 1940 Act, as well as the Securities Act and the Exchange Act. BDCs are provided greater flexibility under the 1940 Act than are other investment companies in dealing with their portfolio companies, issuing securities, and compensating their managers. BDCs can be internally or externally managed and may qualify to elect to be taxed as RICs for federal tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a BDC’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as a BDC, unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) a majority of our outstanding voting securities.

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

Code of Ethics

We and CIM have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The code of ethics is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 3, 2019, which is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Shareholders may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Further downgrades in the U.S. and certain European credit ratings, and the economic crisis in Europe, could materially adversely affect our business, financial condition and results of operations.

In August 2011, Standard and Poor’s lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by Standard and Poor’s in June 2018. In January 2012, Standard and Poor’s lowered its long-term sovereign credit ratings for France, Italy, Spain and six other European countries, which negatively impacted global markets and economic conditions. During subsequent periods, Standard and Poor’s further lowered its long-term sovereign credit rating for Spain. Standard and Poor’s subsequently raised its long-term sovereign credit rating on Spain to “BBB,” but its current credit rating still signifies significant ongoing risk. Recent U.S. budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The impact of any further downgrade to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. These developments and reactions of the credit markets to these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In addition, any adverse economic conditions resulting from any further downgrade of the U.S. government’s sovereign credit rating or the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.

Global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results.

The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to our business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, have diverted resources and priorities towards the treatment of such diseases. In December 2019, a strain of novel coronavirus causing respiratory illness, or the Wuhan Coronavirus, emerged in the city of Wuhan in the Hubei province of China. We are closely monitoring the developments in China, the U.S. and throughout the world, and continually assessing the potential impact on our business and the business of our portfolio companies, including the effects described below.  However, the full impact of this outbreak is unknown as of the date of this report.

Any prolonged disruptions in the business of our portfolio companies, including a disruption in their supply chains may adversely affect their ability to obtain the necessary raw materials or components to make their products or cause a decline in the demand for their products or services, leading to a negative impact on their operating results. In addition, such events may lead to restrictions on travel to and from the affected areas, making it more difficult for our portfolio companies to conduct their businesses. As a result of pandemic outbreaks, including the Wuhan Coronavirus, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require forced shutdowns of our portfolio companies’ facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness, particularly in China, North America, Europe, or other locations significant to the operations of our portfolio companies, could adversely affect their workforce, resulting in serious health issues and absenteeism, and may cause serious harm to our results of operations, business, or prospects.

Furthermore, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies. During these periods of disruption, general economic conditions may deteriorate with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular. Such economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results. These conditions may reoccur for a prolonged period of time or materially worsen in the future.

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

The investment advisory agreement between CIM and us has been approved pursuant to Section 15 of the 1940 Act. In addition, the investment advisory agreement has termination provisions that allow the parties to terminate the agreement. The investment advisory agreement may be terminated at any time, without penalty, by us or by CIM, upon 60 days' notice. If the agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace CIM.

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

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have invested in areas in which they have not traditionally invested, including making investments in small to mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle-market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle-market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.

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

We may fund our cash distributions to shareholders from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to recoupment. On January 2, 2018, we entered into an expense support and conditional reimbursement agreement with CIM for the primary purpose of replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement. On December 20, 2019, we amended and restated the expense support and conditional reimbursement agreement with CIM for purposes of extending the termination date from December 31, 2019 to December 31, 2020. In addition, through December 31, 2014, a portion of our distributions resulted from expense support from CIG, and future distributions may result from expense support from CIM. For the year ended December 31, 2017, none of our distributions resulted from expense support from CIG or AIM. For the years ended December 31, 2018 and 2019, none of our distributions resulted from expense support from CIM. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this section. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our borrowings in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of shareholders’ investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder's basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder's basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. A shareholder’s basis in the investment will be reduced by the nontaxable amount, which will result in additional gain (or a lower loss) when the shares are sold. Distributions from the proceeds of our borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Through December 31, 2014, a portion of our distributions resulted from expense support from CIG, and future distributions may result from expense support from CIM, which is subject to repayment by us within three years. For the year ended December 31, 2017, none of our distributions resulted from expense support from CIG or AIM. For the years ended December 31, 2018 and 2019, none of our distributions resulted from expense support from CIM. The purpose of this arrangement is to reduce our operating expenses and to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or CIM continues to provide such expense support. Shareholders should also understand that our future repayments of expense support to CIM will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to us in future periods.

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

The members of the senior management and investment teams of both CIM and Apollo serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we rely on CIM to manage our day-to-day activities and to implement our investment strategy. CIM and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, CIM, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated funds. CIM and its officers and employees will devote only as much of its or their time to our business as CIM and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

AIM's investment professionals perform certain services and assist with identifying investment opportunities to CIM. AIM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. Apollo and its affiliates are not restricted from engaging in other business activities that could be viewed as creating a conflict of interest in that the time and effort of the members of AIM, its affiliates and their officers and employees will not be devoted exclusively to our business.

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

Equity Investments.  We make selected equity investments. In addition, when we invest in senior secured debt, including first lien loans and second lien loans, or unsecured debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

 Certain financial instruments in which we invest use a floating interest rate based on LIBOR, the offered rate for short-term Eurodollar deposits between large international banks. LIBOR has recently faced scrutiny over concerns that its rate-setting process, which is based on a limited number of interbank transactions, is susceptible to manipulation. As a result, many central banks, including the U.S. Federal Reserve Board, or the Federal Reserve, have begun studying potential replacements for LIBOR and reforms to other interest rate benchmarks. Notably, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intended to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR and similar reference rates to alternative rates based on observable market transactions and other potential interest rate benchmark reforms will occur over the course of the next few years. The Alternative Reference Rates Committee, established by the Federal Reserve, announced the replacement of LIBOR with a new index calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or SOFR. The Federal Reserve Bank of New York began publishing SOFR in April 2018. It is uncertain whether SOFR will attain sufficient market traction to supplant LIBOR.

Because the future of LIBOR is uncertain, the impact to us of a transition away from LIBOR cannot presently be determined. The market transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a range of adverse impacts on our investment program, financial condition and results of operations. Among other negative consequences, this transition could:

•	Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives in which we may invest;

•	Require extensive negotiations of and/or amendments to agreements and other documentation governing LIBOR-linked investments products;

•
Lead to disputes, litigation or other actions with counterparties or portfolio companies regarding the interpretation and enforceability of “fall back” provisions that provide for an alternative reference rate in the event of LIBOR’s unavailability; or

•	Cause us to incur additional costs in relation to any of the above factors.
The risks associated with the above factors are heightened with respect to investments in LIBOR-based products that do not include a fall back provision that addresses how interest rates will be determined if LIBOR stops being published. Other important factors include the pace of the transition, the specific terms of alternative reference rates accepted in the market, the depth of the market for investments based on alternative reference rates, and CIM’s ability to develop appropriate investment and compliance systems capable of addressing alternative reference rates.

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

At December 31, 2019, 2018 and 2017, our borrowings for the BDC coverage ratio were $841,042, $898,542 and $711,465, respectively, and resulted in coverage ratios of 213%, 209% and 249%, respectively. For a detailed discussion on the coverage ratio calculation, refer to Note 14 to our consolidated financial statements included in this report.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $1.78 billion in total assets as of December 31, 2019, (ii) a weighted average cost of funds of 4.48%, (iii) $857 million in debt outstanding (i.e., assumes that 88% of the $975 million available to us as of December 31, 2019 under our financing arrangements as of such date is outstanding) and (iv) $952 million in shareholders’ equity.  In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	(23.04)%	(13.54)%	(4.04)%	5.46%	14.96%
Similarly, assuming (i) $1.78 billion in total assets as of December 31, 2019, (ii) a weighted average cost of funds of 4.48% and (iii) $857 million in debt outstanding (i.e., assumes that 88% of the $975 million available to us as of December 31, 2019 under our financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 2.12% in order to cover the annual interest payments on our outstanding debt.

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

Set forth below is a chart describing the classes of our securities outstanding as of March 13, 2020:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Held by Us or for Our Account
Common stock	500,000,000	—	113,978,282
As of March 13, 2020, we had 21,986 record holders of our common stock.

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

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2019 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2019	—	$—	—	—
November 1 to November 30, 2019	—	—	—	—
December 1 to December 31, 2019	1,089,259	8.22	1,089,259	(1)
Total	1,089,259	$8.22	1,089,259	(1)

(1)	See above for a description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program.

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

Our board of directors declared or ratified distributions for 53, 52 and 52 record dates during the years ended December 31, 2019, 2018 and 2017, respectively. The following table presents cash distributions per share that were declared during the years ended December 31, 2019, 2018 and 2017:

	Distributions
Three Months Ended	Per Share	Amount
2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
June 30, 2017 (thirteen record dates)	0.1829	20,371
September 30, 2017 (thirteen record dates)	0.1829	20,644
December 31, 2017 (thirteen record dates)	0.1829	20,923
Total distributions for the year ended December 31, 2017	$0.7316	$82,061
2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
June 30, 2018 (thirteen record dates)	0.1829	21,004
September 30, 2018 (thirteen record dates)	0.1829	20,776
December 31, 2018 (thirteen record dates)	0.1829	20,701
Total distributions for the year ended December 31, 2018	$0.7316	$83,483
2019
March 31, 2019 (thirteen record dates)	$0.1829	$20,772
June 30, 2019 (thirteen record dates)	0.1829	20,801
September 30, 2019 (thirteen record dates)	0.1829	20,798
December 31, 2019 (fourteen record dates)	0.1969	22,401
Total distributions for the year ended December 31, 2019	$0.7456	$84,772

On December 18, 2019, our co-chief executive officers (i) revised the record date for the weekly cash distributions covering the final week of December 2019; (ii) revised the payment date for the weekly cash distributions covering the entire month of December 2019; and (iii) declared regular weekly cash distributions of $0.014067 per share for January 2020 through March 2020. Each distribution was paid or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
December 3, 2019	December 27, 2019	$0.014067
December 10, 2019	December 27, 2019	$0.014067
December 17, 2019	December 27, 2019	$0.014067
December 24, 2019	December 27, 2019	$0.014067
December 26, 2019	December 27, 2019	$0.014067
January 7, 2020	January 29, 2020	$0.014067
January 14, 2020	January 29, 2020	$0.014067
January 21, 2020	January 29, 2020	$0.014067
January 28, 2020	January 29, 2020	$0.014067
February 4, 2020	February 26, 2020	$0.014067
February 11, 2020	February 26, 2020	$0.014067
February 18, 2020	February 26, 2020	$0.014067
February 25, 2020	February 26, 2020	$0.014067
March 3, 2020	March 27, 2020	$0.014067
March 10, 2020	March 27, 2020	$0.014067
March 17, 2020	March 27, 2020	$0.014067
March 24, 2020	March 27, 2020	$0.014067
March 26, 2020	March 27, 2020	$0.014067
We have adopted an “opt in” distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically “opt in” to the fifth amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We have made and intend to make our distributions in the form of cash, out of assets legally available for such purpose, unless shareholders elect to receive their distributions in the form of additional shares of common stock pursuant to our fifth amended and restated distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. shareholders. We may fund our cash distributions to shareholders in the future from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from CIM. On January 2, 2018, we entered into an expense support and conditional reimbursement agreement with CIM for the primary purpose of replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement. On December 20, 2019, we amended and restated the expense support and conditional reimbursement agreement with CIM for purposes of extending the termination date from December 31, 2019 to December 31, 2020. Through December 31, 2014, a portion of our distributions resulted from expense support from CIG, and future distributions may result from expense support from CIM, which is subject to repayment by us. For the year ended December 31, 2017, none of our distributions resulted from expense support from CIG or AIM. For the years ended December 31, 2018 and 2019, none of our distributions resulted from expense support from CIM. The amount of the distribution for shareholders receiving our common stock will be equal to the fair market value of the stock received. If shareholders hold common stock in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in the form of additional common stock.

The following table reflects the sources of cash distributions on a GAAP basis that were declared during the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019			2018			2017
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.7456	$84,772	100.0%	$0.7316	$83,483	100.0%	$0.6833	$76,683	93.4%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	—	—	—	—	—	—	0.0315	3,494	4.3%
Net gain on TRS loan sales(1)	—	—	—	—	—	—	0.0168	1,884	2.3%
Total distributions	$0.7456	$84,772	100.0%	$0.7316	$83,483	100.0%	$0.7316	$82,061	100.0%

(1)
During the year ended December 31, 2017, we realized losses that were not currently deductible on a tax-basis of $19,334 primarily due to the purchase of loans by Flatiron Funding II that were previously held in the TRS in connection with the TRS refinancing. See Note 9 to our consolidated financial statements included in this report for an additional discussion regarding this purchase. Losses of $10,055 and $12,537 remained non-deductible as of December 31, 2019 and 2018, respectively.

Item 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is derived from our audited consolidated financial statements. The data for the years ended December 31, 2019, 2018 and 2017 should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Certain reclassifications have been made to conform to the current presentation.

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statement of operations data:
Total investment income	$201,103	$188,138	$152,432	$82,276	$52,964
Operating expenses
Total operating expenses	113,791	97,961	65,122	32,212	23,380
Recoupment of expense support from CIG	—	—	—	667	4,667
Net operating expenses	113,791	97,961	65,122	32,879	28,047
Net investment income	87,312	90,177	87,310	49,397	24,917
Net realized and unrealized (loss) gain on investments, foreign currency and total return swap	(35,468)	(58,867)	(1,411)	70,276	(26,359)
Net increase (decrease) in net assets resulting from operations	$51,844	$31,310	$85,899	$119,673	$(1,442)
Weighted average shares of common stock outstanding(1)	113,708,479	114,140,434	112,256,276	105,951,017	78,501,760

Per share data:(1)
Net investment income(2)	$0.77	$0.79	$0.78	$0.47	$0.32
Net increase (decrease) in net assets resulting from operations	$0.46	$0.27	$0.77	$1.13	$(0.02)
Distributions declared	$0.75	$0.73	$0.73	$0.73	$0.73

Balance sheet data:
Net assets at the beginning of period	$979,271	$1,058,691	$999,763	$904,326	$496,389
Net assets at end of period	$952,563	$979,271	$1,058,691	$999,763	$904,326
Net asset value per share of common stock at beginning of period	$8.69	$9.14	$9.11	$8.71	$9.22
Net asset value per share of common stock at end of period	$8.40	$8.69	$9.14	$9.11	$8.71

Other data:
Distributions declared	$84,772	$83,483	$82,061	$77,459	$57,268
Total investment return - net asset value(3)	5.55%	2.98%	8.76%	13.51%	2.13%
Number of investments at period end	199	191	186	123	86
Total portfolio investment purchases during the period(4)	$563,884	$1,280,187	$1,420,747	$569,893	$438,217
Total portfolio investment sales and prepayments during the period(4)	$668,789	$895,670	$951,044	$229,075	$113,433

(1)	The per share data was derived by using the weighted average shares of common stock outstanding for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)
There was no expense support from CIM for the years ended December 31, 2019 or 2018. There was no expense support from CIG or AIM for the years ended December 31, 2017, 2016 or 2015. Net investment income per share also includes expense support recoupments by CIG of $0.01 and $0.06 per share for the years ended December 31, 2016 and 2015, respectively. There was no expense support recoupments by CIG for the years ended December 31, 2019, 2018 or 2017.

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
Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. Our portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt and equity, of private and thinly-traded U.S. middle-market companies. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase equity interests in the form of common or preferred stock in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.

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

On December 4, 2017, the members of CIM entered into the Fourth Amended CIM LLC Agreement. Under the Fourth Amended CIM LLC Agreement. AIM’s investment professionals perform certain services for CIM, which include, among other services, (i) assistance with identifying and providing information about potential investment opportunities for approval by CIM’s investment committee; and (ii) providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM's investment committee, which consists entirely of CIG personnel.

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

Revenue

We primarily generate revenue in the form of interest income on the debt securities that we hold and capital gains on debt or other equity interests that we acquire in portfolio companies. The majority of our senior debt investments bear interest at a floating rate. Interest on debt securities is generally payable quarterly or monthly. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued, but unpaid, interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and capital structuring fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.
Operating Expenses

Our primary operating expenses are the payment of advisory fees and subordinated incentive fees on income under the investment advisory agreement and interest expense on our financing arrangements. Our investment advisory fees compensate CIM for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions.
Reclassification
In 2018, unamortized original issue discounts, or OID, and market discounts/premiums received upon the early repayment of debt investments were reclassified from net realized gains on investments to interest income. As a result, 2017 amounts have been reclassified to conform to the current presentation.
Portfolio Investment Activity for the Years Ended December 31, 2019 and 2018
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
Net Investment Activity	2019	2018
Purchases and drawdowns
Senior secured first lien debt	$527,869	$1,134,470
Senior secured second lien debt	28,049	128,644
Unsecured debt	4,900	—
Equity	74,511	17,073
Sales and principal repayments	(740,234)	(895,670)
Net portfolio activity	$(104,905)	$384,517
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2019 and 2018:

	December 31, 2019
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,388,942	$1,351,767	77.9%
Senior secured second lien debt	264,280	248,253	14.3%
Collateralized securities and structured products - debt	7,212	7,212	0.4%
Collateralized securities and structured products - equity	16,476	14,182	0.8%
Unsecured debt	4,901	4,900	0.3%
Equity	115,738	109,231	6.3%
Subtotal/total percentage	1,797,549	1,735,545	100.0%
Short term investments(2)	29,527	29,527
Total investments	$1,827,076	$1,765,072
Number of portfolio companies			136
Average annual EBITDA of portfolio companies		$81.7 million
Median annual EBITDA of portfolio companies		$56.1 million
Purchased at a weighted average price of par			97.68%
Gross annual portfolio yield based upon the purchase price(3)			9.33%

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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of December 31, 2019 and 2018, excluding short term investments of $29,527 and $12,537, respectively:

	December 31,
	2019			2018
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,648,380	$1,594,594	91.8%	$1,802,745	$1,756,777	94.8%
Fixed interest rate investments	66,460	65,233	3.8%	41,182	39,180	2.1%
Other income producing investments	30,822	30,505	1.8%	34,109	34,806	1.9%
Non-income producing equity	51,887	45,213	2.6%	26,190	22,010	1.2%
Total investments	$1,797,549	$1,735,545	100.0%	$1,904,226	$1,852,773	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of December 31, 2019 and 2018:

	December 31,
	2019		2018
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$294,947	17.0%	$325,180	17.5%
Media: Diversified & Production	206,159	11.9%	114,303	6.2%
Services: Business	191,126	11.0%	218,888	11.7%
Media: Advertising, Printing & Publishing	120,810	7.0%	131,620	7.1%
Chemicals, Plastics & Rubber	102,906	5.9%	74,575	4.0%
Services: Consumer	94,058	5.4%	133,210	7.2%
Capital Equipment	73,586	4.2%	98,994	5.3%
Beverage, Food & Tobacco	68,440	3.9%	73,494	4.0%
Diversified Financials	66,897	3.9%	30,020	1.6%
Banking, Finance, Insurance & Real Estate	62,738	3.6%	57,917	3.1%
Telecommunications	61,577	3.6%	74,261	4.0%
High Tech Industries	60,197	3.5%	126,620	6.8%
Retail	53,599	3.1%	42,450	2.3%
Energy: Oil & Gas	48,742	2.8%	54,907	3.0%
Construction & Building	37,096	2.1%	33,483	1.8%
Consumer Goods: Non-Durable	33,609	1.9%	37,148	2.0%
Consumer Goods: Durable	31,705	1.8%	35,709	1.9%
Aerospace & Defense	30,378	1.8%	45,655	2.5%
Transportation: Cargo	27,291	1.6%	30,614	1.7%
Hotel, Gaming & Leisure	25,081	1.4%	54,689	3.0%
Forest Products & Paper	24,217	1.4%	19,525	1.1%
Metals & Mining	10,373	0.6%	10,333	0.6%
Automotive	10,013	0.6%	24,645	1.3%
Environmental Industries	—	—	2,955	0.2%
Media: Broadcasting & Subscription	—	—	1,578	0.1%
Subtotal/total percentage	1,735,545	100.0%	1,852,773	100.0%
Short term investments	29,527		12,537
Total investments	$1,765,072		$1,865,310

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2019 and 2018, our unfunded commitments amounted to $83,694 and $79,078, respectively. As of March 12, 2020, our unfunded commitments amounted to $86,387. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2019 and 2018, excluding short term investments of $29,527 and $12,537, respectively:

	December 31,
	2019		2018
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$154,264	8.9%	$—	—
2	1,278,576	73.7%	1,642,270	88.6%
3	282,140	16.3%	181,118	9.8%
4	16,463	0.9%	26,412	1.4%
5	4,102	0.2%	2,973	0.2%
	$1,735,545	100.0%	$1,852,773	100.0%

The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of March 12, 2020:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,335,455	79.9%
Senior secured second lien debt	214,152	12.8%
Collateralized securities and structured products - equity	13,960	0.8%
Unsecured debt	4,900	0.3%
Equity	103,240	6.2%
Subtotal/total percentage	1,671,707	100.0%
Short term investments(2)	80,435
Total investments	$1,752,142
Number of portfolio companies		137
Average annual EBITDA of portfolio companies	$81.0 million
Median annual EBITDA of portfolio companies	$54.6 million
Purchased at a weighted average price of par		97.55%
Gross annual portfolio yield based upon the purchase price(2)		9.33%

(1)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(2)
The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees and does not consider the cost of leverage.

Results of Operations for the Years Ended December 31, 2019 and 2018

Our results of operations for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
Investment income	$201,103	$188,138
Net operating expenses	113,791	97,961
Net investment income	87,312	90,177
Net realized loss on investments and foreign currency	(24,917)	(5,619)
Net change in unrealized depreciation on investments	(10,551)	(53,248)
Net increase in net assets resulting from operations	$51,844	$31,310

Investment Income

For the years ended December 31, 2019 and 2018, we generated investment income of $201,103 and $188,138, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 171 and 215 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $113,948, from $1,680,211 during the year ended December 31, 2018 to $1,794,159 during the year ended December 31, 2019, as we deployed the net proceeds from our financing arrangements and the net proceeds from our follow-on continuous public offering, which commenced on January 25, 2016 and ended on January 25, 2019. During 2018, our investment portfolio continued to grow due to equity available to us for investment from our follow-on continuous public offering and amounts borrowed under our financing arrangements. As a result, we believe that reported investment income for the year ended December 31, 2018 is not representative of our stabilized or future performance.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2019 and 2018 was as follows:

	Years Ended December 31,
	2019	2018
Management fees	$36,466	$35,013
Administrative services expense	2,650	2,704
Subordinated incentive fee on income	20,087	8,177
General and administrative	5,057	6,450
Interest expense	49,531	45,617
Total operating expenses	$113,791	$97,961

During the year ended December 31, 2019, the increase in interest expense was primarily the result of additional borrowings on our existing financing arrangements, which resulted in an increase in net assets and an increase in management fees. The increase in subordinated incentive fee on income was a result of exceeding our hurdle rate of 1.875% for pre-incentive fee net investment income for each quarter during the year ended December 31, 2019, whereas for the year ended December 31, 2018, we only exceeded our hurdle rate for the three month periods ended September 30, 2018 and December 31, 2018.

The composition of our general and administrative expenses for the years ended December 31, 2019 and 2018 was as follows:

	Years Ended December 31,
	2019	2018
Transfer agent expense	$1,289	$1,315
Professional fees	996	1,480
Valuation expense	722	762
Accounting and administrative costs	567	637
Director fees and expenses	472	444
Insurance expense	421	408
Dues and subscriptions	343	667
Printing and marketing expense	102	273
Due diligence fees	61	182
Other expenses	84	282
Total general and administrative expense	$5,057	$6,450

Net Investment Income

Our net investment income totaled $87,312 and $90,177 for the years ended December 31, 2019 and 2018, respectively. The decrease in net investment income was primarily due to an increase in our subordinated incentive fees and interest expense for the year ended December 31, 2019, partially offset by an increase in investment income during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Net Realized Loss on Investments and Foreign Currency

Our net realized loss on investments and foreign currency totaled $(24,917) and $(5,619) for the years ended December 31, 2019 and 2018, respectively. This change was mainly due to an increase in investment restructurings and the liquidation of certain portfolio companies during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Net Change in Unrealized Depreciation on Investments

The net change in unrealized depreciation on our investments totaled $(10,551) and $(53,248) for the years ended December 31, 2019 and 2018, respectively. This change was driven by a tightening of credit spreads during the year ended December 31, 2019 that positively impacted the fair value of certain of our investments compared to a widening of credit spreads during the year ended December 31, 2018. This change was partially offset by unrealized losses on certain underperforming investments during the year ended December 31, 2019.

Net Increase in Net Assets Resulting from Operations

For the years ended December 31, 2019 and 2018, we recorded a net increase in net assets resulting from operations of $51,844 and $31,310, respectively, as a result of our operating activity for the respective periods.

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

Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $8.40 and $8.69 on December 31, 2019 and 2018, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.7456 per share during the year ended December 31, 2019, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was 5.55% for the twelve-month period ended December 31, 2019. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 14 to our consolidated financial statements included in this report.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price excluding sales load) have seen an annualized return of 7.23% and a cumulative total return of 63.53% through December 31, 2019 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 5.64% and a cumulative total return of 47.17% through December 31, 2019. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.24% and a cumulative total return of 33.99%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.78% and a cumulative total return of 48.52% over the same period.

(1)     Cumulative performance: December 17, 2012 to December 31, 2019

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
As of December 31, 2019 and March 12, 2020, we had $29,527 and $80,435 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

Citibank Credit Facility

As of December 31, 2019 and March 12, 2020, our outstanding borrowings under the Second Amended Citibank Credit Facility were $278,542 and $245,442, respectively, and the aggregate unfunded principal amount in connection with the Second Amended Citibank Credit Facility was  $71,458 and $104,558, respectively. For a detailed discussion of our Second Amended Citibank Credit Facility, refer to Note 9 to our consolidated financial statements included in this report.

JPM Credit Facility

As of December 31, 2019 and March 12, 2020, our outstanding borrowings under the Amended JPM Credit Facility were $250,000 and the aggregate unfunded principal amount in connection with the Amended JPM Credit Facility was $25,000. We intend to refinance or further amend the Amended JPM Credit Facility prior to August 24, 2020. For a detailed discussion of our Amended JPM Credit Facility, refer to Note 9 to our consolidated financial statements included in this report.

UBS Facility

As of December 31, 2019 and March 12, 2020, our outstanding borrowings under the amended UBS Facility were $200,000 and no additional principal amount was available for borrowing under the amended UBS Facility. We intend to refinance or extend the amended UBS Facility prior to May 19, 2020. For a detailed discussion of our amended UBS Facility, refer to Note 9 to our consolidated financial statements included in this report.

MS Credit Facility

As of December 31, 2019 and March 12, 2020, our outstanding borrowings under the Amended MS Credit Facility were $112,500 and $122,500, respectively, and the aggregate unfunded principal amount in connection with the Amended MS Credit Facility was $37,500 and $27,500, respectively. For a detailed discussion of our Amended MS Credit Facility, refer to Note 9 to our consolidated financial statements included in this report.

Unfunded Commitments

As of December 31, 2019 and March 12, 2020, our unfunded commitments amounted to $83,694 and $86,387, respectively. For a detailed discussion of our unfunded commitments, refer to Note 12 to our consolidated financial statements included in this report.

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

Contractual Obligations

On August 26, 2016, 34th Street entered into the JPM Credit Facility with JPM, as amended and restated on September 30, 2016, July 11, 2017, November 28, 2017 and May 23, 2018. See Note 9 to our consolidated financial statements for a more detailed description of the JPM Credit Facility.

On March 29, 2017, Flatiron Funding II entered into the Citibank Credit Facility with Citibank, as amended on July 11, 2017 and March 14, 2019. See Note 9 to our consolidated financial statements for a more detailed description of the Citibank Credit Facility.

On May 19, 2017, Murray Hill Funding II entered into the UBS Facility with UBS, as amended on December 1, 2017. See Note 9 to our consolidated financial statements for a more detailed description of the UBS Facility.

On December 19, 2017, 33rd Street entered into the MS Credit Facility with MS, as amended on July 9, 2018 and December 18, 2018. See Note 9 to our consolidated financial statements for a more detailed description of the MS Credit Facility.

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

Our investment portfolio may contain debt investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or other unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. For further details on such debt investments, refer to Note 12 to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, except for those discussed in Note 12 to our consolidated financial statements included in this report.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2019, 91.8% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Second Amended Citibank Credit Facility, the Amended JPM Credit Facility, the amended UBS Facility or the Amended MS Credit Facility in effect as of December 31, 2019:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 100 basis points	$(6,748)	(5.8)%
Down 50 basis points	(3,995)	(3.4)%
No change to current base rate (1.91% as of December 31, 2019)	—	—
Up 50 basis points	4,351	3.7%
Up 100 basis points	8,679	7.5%
Up 200 basis points	17,334	14.9%
Up 300 basis points	25,990	22.3%

(1)	This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 3.8% of our investments paid fixed interest rates as of December 31, 2019. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet, including the consolidated schedule of investments, of CĪON Investment Corporation (the Company) as of December 31, 2019 and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 by correspondence with the custodians, loan agents or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

New York, New York
March 16, 2020

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CĪON Investment Corporation (the “Company”), including the consolidated schedule of investments, as of December 31, 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of CĪON Investment Corporation at December 31, 2018, and the consolidated results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018, by correspondence with the custodian and brokers, or by other appropriate auditing procedures where replies from others were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2012 through 2018

New York, New York
March 18, 2019

CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,692,879 and $1,866,316, respectively)	$1,630,243	$1,823,338
Non-controlled, affiliated investments (amortized cost of $88,700 and $50,447, respectively)	89,326	41,972
Controlled investments (amortized cost of $45,497 and $0, respectively)	45,503	—
Total investments, at fair value (amortized cost of $1,827,076 and $1,916,763, respectively)	1,765,072	1,865,310
Cash	6,135	17,579
Due from counterparty	3,281	—
Interest receivable on investments	15,261	17,596
Receivable due on investments sold and repaid	18,552	5,787
Dividends receivable on investments	1,106	—
Prepaid expenses and other assets	985	189
Total assets	$1,810,392	$1,906,461
Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $4,457 and $5,927, respectively)	$836,585	$892,615
Payable for investments purchased	1,568	16,851
Accounts payable and accrued expenses	815	939
Interest payable	3,163	3,960
Accrued management fees	8,869	9,308
Accrued subordinated incentive fee on income	5,612	2,604
Accrued administrative services expense	1,217	913
Total liabilities	857,829	927,190

Commitments and contingencies (Note 4 and Note 12)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
113,381,145 and 112,709,239 shares issued and outstanding, respectively	113	113
Capital in excess of par value	1,054,913	1,048,693
Accumulated distributable losses	(102,463)	(69,535)
Total shareholders' equity	952,563	979,271
Total liabilities and shareholders' equity	$1,810,392	$1,906,461
Net asset value per share of common stock at end of period	$8.40	$8.69
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Investment income
Non-controlled, non-affiliated investments
Interest income	$187,104	$183,108	$142,011
Fee income	3,899	2,476	6,928
Paid-in-kind interest income	2,017	1,142	1,815
Dividend income	474	165	—
Non-controlled, affiliated investments
Interest income	1,905	1,162	947
Paid-in-kind interest income	566	85	731
Dividend income	4,015	—	—
Controlled investments
Dividend income	1,123	—	—
Total investment income	201,103	188,138	152,432
Operating expenses
Management fees	36,466	35,013	29,549
Administrative services expense	2,650	2,704	2,160
Subordinated incentive fee on income	20,087	8,177	3,222
General and administrative	5,057	6,450	7,116
Interest expense	49,531	45,617	23,075
Total operating expenses	113,791	97,961	65,122
Net investment income	87,312	90,177	87,310
Realized and unrealized (losses) gains
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	(13,594)	(5,634)	(12,469)
Non-controlled, affiliated investments	(11,184)	—	—
Total return swap	—	—	(13,956)
Foreign currency	(139)	15	164
Net realized losses	(24,917)	(5,619)	(26,261)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(19,658)	(48,662)	14,360
Non-controlled, affiliated investments	9,101	(4,586)	(4,912)
Controlled investments	6	—	—
Total return swap	—	—	15,402
Net change in unrealized (depreciation) appreciation	(10,551)	(53,248)	24,850
Net realized and unrealized losses	(35,468)	(58,867)	(1,411)
Net increase in net assets resulting from operations	$51,844	$31,310	$85,899
Per share information—basic and diluted
Net increase in net assets per share resulting from operations	$0.46	$0.27	$0.77
Weighted average shares of common stock outstanding	113,708,479	114,140,434	112,256,276
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Changes in net assets from operations:
Net investment income	$87,312	$90,177	$87,310
Net realized loss on investments	(24,778)	(5,634)	(12,469)
Net realized (loss) gain on foreign currency	(139)	15	164
Net change in unrealized (depreciation) appreciation on investments	(10,551)	(53,248)	9,448
Net realized loss on total return swap	—	—	(13,956)
Net change in unrealized appreciation on total return swap	—	—	15,402
Net increase in net assets resulting from operations	51,844	31,310	85,899
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(84,772)	(83,483)	(82,061)
Net decrease in net assets from shareholders' distributions	(84,772)	(83,483)	(82,061)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $296, $1,168 and $2,193, respectively	6,219	31,064	55,838
Reinvestment of shareholders' distributions	35,800	38,732	39,658
Repurchase of common stock	(35,799)	(97,043)	(40,406)
Net increase (decrease) in net assets resulting from capital share transactions	6,220	(27,247)	55,090

Total (decrease) increase in net assets	(26,708)	(79,420)	58,928
Net assets at beginning of period	979,271	1,058,691	999,763
Net assets at end of period	$952,563	$979,271	$1,058,691
Net asset value per share of common stock at end of period	$8.40	$8.69	$9.14
Shares of common stock outstanding at end of period	113,381,145	112,709,239	115,781,751
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities:
Net increase in net assets resulting from operations	$51,844	$31,310	$85,899
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discount on investments	(16,081)	(18,387)	(16,655)
Proceeds from principal repayment of investments	423,091	639,787	558,594
Purchase of investments	(563,884)	(1,280,187)	(1,423,490)
(Increase) decrease in short term investments, net	(16,989)	194,010	(136,049)
Paid-in-kind interest and dividends	(7,072)	(1,227)	(2,546)
Proceeds from sale of investments	245,698	255,883	392,450
Net realized loss on investments	24,778	5,634	12,469
Net change in unrealized depreciation (appreciation) on investments	10,551	53,248	(9,448)
Net change in unrealized appreciation on total return swap	—	—	(15,402)
Amortization of debt issuance costs	2,898	3,208	1,853
(Increase) decrease in due from counterparty	(3,281)	—	143,335
(Increase) decrease in interest receivable on investments	2,481	(5,039)	(5,740)
(Increase) decrease in dividends receivable on investments	(1,106)	—	—
(Increase) decrease in receivable due on investments sold and repaid	(12,765)	23,737	(29,524)
(Increase) decrease in receivable due on total return swap	—	—	4,187
(Increase) decrease in prepaid expenses and other assets	(796)	654	(625)
Increase (decrease) in payable for investments purchased	(15,283)	(19,588)	20,602
Increase (decrease) in accounts payable and accrued expenses	(124)	(493)	(84)
Increase (decrease) in interest payable	(797)	1,649	1,447
Increase (decrease) in accrued management fees	(439)	1,487	2,040
Increase (decrease) in accrued administrative services expense	304	357	(126)
Increase (decrease) in due to CIG - offering costs	—	(4)	(41)
Increase (decrease) in subordinated incentive fee on income payable	3,008	(618)	3,222
Net cash provided by (used in) operating activities	126,036	(114,579)	(413,632)
Financing activities:
Gross proceeds from issuance of common stock	6,515	32,232	58,031
Commissions and dealer manager fees paid	(296)	(1,168)	(2,195)
Repurchase of common stock	(35,799)	(97,043)	(40,406)
Shareholders' distributions paid	(48,972)	(44,751)	(42,403)
Borrowings under financing arrangements	313,000	292,077	487,042
Repayment of financing arrangements	(370,500)	(105,000)	—
Debt issuance costs paid	(1,428)	(543)	(7,129)
Net cash (used in) provided by financing activities	(137,480)	75,804	452,940
Net (decrease) increase in cash and restricted cash	(11,444)	(38,775)	39,308
Cash and restricted cash, beginning of period	17,579	56,354	17,046
Cash and restricted cash, end of period	$6,135	$17,579	$56,354
Supplemental disclosure of cash flow information
Cash paid for interest	$47,413	$40,750	$19,832
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$35,800	$38,732	$39,658
Restructuring of portfolio investment	$71,445	$—	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 141.9%
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022(p)	1 Month LIBOR	Retail	$14,236	$12,656	$11,815
ACProducts, Inc., L+550, 0.00% LIBOR Floor, 2/15/2024(p)	1 Month LIBOR	Construction & Building	4,906	4,693	4,900
Adams Publishing Group, LLC, L+750, 1.00% LIBOR Floor, 7/2/2023(o)(q)	3 Month LIBOR	Media: Advertising, Printing & Publishing	13,353	13,245	13,286
Adams Publishing Group, LLC, 0.38% Unfunded, 7/2/2020(o)	None	Media: Advertising, Printing & Publishing	1,600	—	(8)
Adapt Laser Acquisition, Inc., L+800, 1.00% LIBOR Floor, 12/31/2023(o)	3 Month LIBOR	Capital Equipment	11,640	11,640	10,956
Adapt Laser Acquisition, Inc., 0.50% Unfunded, 12/31/2023	None	Capital Equipment	2,000	—	(118)
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,875	9,706	9,357
AIS Holdco, LLC, L+500, 0.00% LIBOR Floor, 8/15/2025(p)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	5,382	5,322	5,005
Alchemy US Holdco 1, LLC, L+550,10/10/2025(p)	1 Month LIBOR	Construction & Building	7,800	7,697	7,685
Allen Media Broadcasting LLC, L+625, 1.00% LIBOR Floor, 7/3/2024(o)(q)	2 Month LIBOR	Media: Diversified & Production	24,688	24,070	25,058
Allen Media, LLC, L+650, 1.00% LIBOR Floor, 8/30/2023(o)(p)(q)(r)	3 Month LIBOR	Media: Diversified & Production	67,124	65,820	67,795
ALM Media, LLC, L+650, 1.00% LIBOR Floor, 11/25/2024(o)(q)	3 Month LIBOR	Media: Advertising, Printing & Publishing	20,000	19,607	19,600
AMCP Staffing Intermediate Holdings III, LLC, L+675, 1.50% LIBOR Floor, 9/24/2025(r)	3 Month LIBOR	Services: Business	10,000	9,943	9,950
AMCP Staffing Intermediate Holdings III, LLC, L+675, 1.50% LIBOR Floor, 9/24/2025	3 Month LIBOR	Services: Business	539	539	536
AMCP Staffing Intermediate Holdings III, LLC, 0.50% Unfunded, 9/24/2025	None	Services: Business	1,059	—	(5)
American Clinical Solutions LLC, 7.00%, 12/31/2022	None	Healthcare & Pharmaceuticals	3,500	3,395	3,395
American Clinical Solutions LLC, 2.00%, 12/31/2022(x)	None	Healthcare & Pharmaceuticals	6,000	4,192	4,192
American Media, LLC, L+775, 0.00% LIBOR Floor, 12/31/2023(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,471	15,146	15,316
American Media, LLC, L+775, 0.00% LIBOR Floor, 12/31/2023	3 Month LIBOR	Media: Advertising, Printing & Publishing	1,574	1,539	1,559
American Media, LLC, 0.50% Unfunded, 12/31/2023	None	Media: Advertising, Printing & Publishing	128	—	(1)
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(o)(p)(q)(r)	3 Month LIBOR	Telecommunications	19,549	18,570	11,631
Analogic Corp., L+600, 1.00% LIBOR Floor, 6/21/2024(q)(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	24,321	23,928	24,078
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024(o)(x)	3 Month LIBOR	Media: Diversified & Production	12,624	12,470	12,498
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024	3 Month LIBOR	Media: Diversified & Production	833	833	833
Anthem Sports & Entertainment Inc., 0.50% Unfunded, 9/9/2024	None	Media: Diversified & Production	1,333	—	—
APC Automotive Technologies, LLC, L+500, 1.00% LIBOR Floor, 5/10/2025(p)(q)	3 Month LIBOR	Automotive	8,892	8,551	8,692
APC Automotive Technologies, LLC, L+500, 1.00% LIBOR Floor, 5/10/2024(p)(q)	3 Month LIBOR	Automotive	2,780	2,624	1,321
APCO Holdings, LLC, L+550, 0.00% LIBOR Floor, 6/9/2025(p)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	10,827	10,735	10,773
Ascent Resources - Marcellus, LLC, L+650, 1.00% LIBOR Floor, 3/30/2023	1 Month LIBOR	Energy: Oil & Gas	712	712	673
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(p)	1 Month LIBOR	Construction & Building	10,738	10,599	9,973
Avison Young (USA) Inc., L+500, 0.00% LIBOR Floor, 1/31/2026(h)(p)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	9,900	9,719	9,745
Bi-Lo, LLC, L+800, 1.00% LIBOR Floor, 5/31/2024(p)(q)	2 Month LIBOR	Retail	12,864	12,535	12,639
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023(q)(r)	3 Month LIBOR	Aerospace & Defense	30,685	30,430	30,378
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cardinal US Holdings, Inc., L+500, 1.00% LIBOR Floor, 7/31/2023(p)	3 Month LIBOR	Services: Business	8,309	7,915	8,226
CB URS Holdings Corp., L+575, 1.00% LIBOR Floor, 9/1/2024(p)(r)	1 Month LIBOR	Transportation: Cargo	16,410	16,327	14,687
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021(p)(r)	1 Month LIBOR	Services: Consumer	19,416	19,424	16,892
Charming Charlie LLC, 20.00%, 5/15/2020(t)(u)	None	Retail	845	754	472
Charming Charlie LLC, L+1200, 1.00% LIBOR Floor, 4/24/2023(t)(u)(x)	1 Month LIBOR	Retail	2,936	—	—
Charming Charlie LLC, L+1200, 1.00% LIBOR Floor, 4/24/2023(t)(u)(x)	1 Month LIBOR	Retail	3,595	—	—
CHC Solutions Inc., 12.00%, 7/20/2023(x)	None	Healthcare & Pharmaceuticals	7,347	7,347	7,347
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(q)(r)	1 Month LIBOR	Hotel, Gaming & Leisure	17,896	17,728	17,538
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021	1 Month LIBOR	Hotel, Gaming & Leisure	2,424	2,424	2,375
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/16/2021	None	Hotel, Gaming & Leisure	2,892	—	(58)
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023	3 Month LIBOR	Beverage, Food & Tobacco	694	653	694
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023	3 Month LIBOR	Beverage, Food & Tobacco	414	413	414
Country Fresh Holdings, LLC, 1.00% Unfunded, 4/29/2023	None	Beverage, Food & Tobacco	327	—	—
Crown Subsea Communications Holdings, Inc., L+600, 0.00% LIBOR Floor, 11/2/2025(p)	1 Month LIBOR	Capital Equipment	5,788	5,685	5,781
David's Bridal, LLC, L+600, 1.00% LIBOR Floor, 6/30/2023(x)	3 Month LIBOR	Retail	698	584	698
Deluxe Entertainment Services, Inc., L+650, 1.00% LIBOR Floor, 3/25/2024(j)(u)(x)	3 Month LIBOR	Media: Diversified & Production	23,656	23,656	28,978
DMT Solutions Global Corp., L+700, 0.00% LIBOR Floor, 7/2/2024(p)(r)	6 Month LIBOR	Services: Business	18,500	18,061	18,038
Eagle Family Foods Group LLC, L+650, 1.00% LIBOR Floor, 6/14/2024(r)	6 Month LIBOR	Beverage, Food & Tobacco	14,775	14,518	14,332
Entertainment Studios P&A LLC, 6.35%, 5/18/2037(l)	None	Media: Diversified & Production	14,448	14,346	13,942
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(l)	None	Media: Diversified & Production	—	—	2,381
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(p)(r)	1 Month LIBOR	Capital Equipment	27,750	27,512	26,918
ES Chappaquiddick LLC, 10.00%, 5/18/2022	None	Media: Diversified & Production	925	925	937
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(h)(p)	3 Month LIBOR	High Tech Industries	10,077	9,810	7,860
Extreme Reach, Inc., L+750, 0.00% LIBOR Floor, 3/29/2024(q)	1 Month LIBOR	Media: Diversified & Production	17,126	17,047	17,040
Extreme Reach, Inc., 0.50% Unfunded, 3/29/2024	None	Media: Diversified & Production	1,744	(1)	(9)
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022(t)(u)(x)	1 Month LIBOR	Media: Diversified & Production	1,176	1,125	—
Flavors Holdings Inc., L+575, 1.00% LIBOR Floor, 4/3/2020(o)(q)	3 Month LIBOR	Consumer Goods: Non-Durable	13,388	13,187	13,288
Foundation Consumer Healthcare, LLC, L+550, 1.00% LIBOR Floor, 11/2/2023(o)(q)(r)	3 Month LIBOR	Healthcare & Pharmaceuticals	46,523	46,104	46,523
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	4,211	(20)	—
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023(h)(o)(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	30,000	29,783	29,475
Geo Parent Corp., L+525, 0.00% LIBOR Floor, 12/19/2025(p)	1 Month LIBOR	Services: Business	14,888	14,752	14,850
Geon Performance Solutions, LLC, L+625, 1.63% LIBOR Floor, 10/25/2024(o)	1 Month LIBOR	Chemicals, Plastics & Rubber	22,414	22,259	22,414
Geon Performance Solutions, LLC, 0.50% Unfunded, 10/25/2024	None	Chemicals, Plastics & Rubber	2,586	—	—
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023(p)(r)	3 Month LIBOR	Services: Business	13,180	13,134	10,538
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,749	4,632	4,251
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Hilliard, Martinez & Gonzales, LLP, L+1800, 2.00% LIBOR Floor, 12/17/2022(x)	1 Month LIBOR	Services: Consumer	15,000	14,850	14,850
Homer City Generation, L.P., L+1100, 1.00% LIBOR Floor, 4/5/2023(o)	3 Month LIBOR	Energy: Oil & Gas	14,444	13,953	13,812
HUMC Holdco, LLC, 9.00%, 6/26/2020	None	Healthcare & Pharmaceuticals	10,000	9,972	9,950
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(p)	1 Month LIBOR	Energy: Oil & Gas	9,761	9,456	9,224
Hyperion Materials & Technologies, Inc., L+550, 1.00% LIBOR Floor, 8/28/2026(o)	1 Month LIBOR	Chemicals, Plastics & Rubber	10,000	9,805	9,850
Independent Pet Partners Intermediate Holdings, LLC, L+900, 1.00% LIBOR Floor, 11/19/2023	3 Month LIBOR	Retail	12,064	11,892	11,672
Independent Pet Partners Intermediate Holdings, LLC, 1.00% Unfunded, 11/19/2023	None	Retail	7,852	—	(255)
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/23/2022(o)	1 Month LIBOR	Services: Business	6,820	6,670	6,820
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(p)(q)(r)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,756	15,743	14,968
Instant Web, LLC, L+650, 0.00% LIBOR Floor, 12/15/2022(o)(q)(r)	1 Month LIBOR	Media: Advertising, Printing & Publishing	37,683	37,603	36,552
Instant Web, LLC, 0.50% Unfunded, 12/15/2022	None	Media: Advertising, Printing & Publishing	2,704	—	(81)
International Seaways, Inc., L+600, 1.00% LIBOR Floor, 6/22/2022(h)(p)	1 Month LIBOR	Transportation: Cargo	6,782	6,705	6,782
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(p)	3 Month LIBOR	Beverage, Food & Tobacco	13,866	13,750	11,093
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2022(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	11,814	11,722	11,534
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023(r)	1 Month LIBOR	Telecommunications	13,700	13,700	13,700
Jenny C Acquisition, Inc., L+1050, 0.00% LIBOR Floor, 10/1/2024(o)	3 Month LIBOR	Services: Consumer	9,899	9,812	9,662
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(p)	3 Month LIBOR	Beverage, Food & Tobacco	16,152	15,841	13,730
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(t)(x)	1 Month LIBOR	Chemicals, Plastics & Rubber	7,499	7,028	2,250
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(t)(x)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,583	4,303	458
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(p)(r)	3 Month LIBOR	Consumer Goods: Durable	8,293	8,180	6,427
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 12/29/2020(h)	1 Month EURIBOR	High Tech Industries	€3,705	4,153	4,155
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 12/29/2020(q)	1 Month LIBOR	High Tech Industries	3,566	3,556	3,566
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024(o)(q)	3 Month LIBOR	Services: Business	17,361	17,132	17,057
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024	3 Month LIBOR	Services: Business	4,286	4,228	4,211
LAV Gear Holdings, Inc., 1.00% Unfunded, 4/7/2021	None	Services: Business	864	(8)	(15)
LD Intermediate Holdings, Inc., L+588, 1.00% LIBOR Floor, 12/9/2022(p)	3 Month LIBOR	High Tech Industries	4,694	4,446	4,705
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023(o)(q)(r)(x)	3 Month LIBOR	Services: Consumer	43,321	42,649	42,130
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023	3 Month LIBOR	Services: Consumer	1,050	1,050	1,021
Lift Brands, Inc., 1.00% Unfunded, 4/16/2023	None	Services: Consumer	3,950	—	(109)
Longview Power, LLC, L+600, 1.00% LIBOR Floor, 4/13/2021(o)(q)	3 Month LIBOR	Energy: Oil & Gas	17,745	16,376	14,551
Manna Pro Products, LLC, L+600, 0.00% LIBOR Floor, 12/8/2023(o)	1 Month LIBOR	Retail	3,439	3,439	3,405
Manna Pro Products, LLC, 1.00% Unfunded, 5/31/2021	None	Retail	5,528	—	(55)
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023(o)(r)	3 Month LIBOR	Services: Business	22,310	22,310	22,310
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023	3 Month LIBOR	Services: Business	1,500	1,500	1,500
Mimeo.com, Inc., 0.25% Unfunded, 12/21/2020	None	Services: Business	10,000	—	—
Mimeo.com, Inc., 1.00% Unfunded, 12/21/2023	None	Services: Business	1,500	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Moss Holding Company, L+625, 1.00% LIBOR Floor, 4/17/2023(o)(q)	3 Month LIBOR	Services: Business	19,657	19,419	19,264
Moss Holding Company, 6.25% Unfunded, 4/17/2023	None	Services: Business	106	—	(2)
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	2,126	—	(43)
Moxie Patriot LLC, L+575, 1.00% LIBOR Floor, 12/19/2020(p)	3 Month LIBOR	Energy: Oil & Gas	9,799	9,792	9,554
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 10/17/2022(t)	3 Month LIBOR	Metals & Mining	3,574	3,562	771
Murray Energy Corp., L+1100, 2.00% LIBOR Floor, 7/29/2020(p)	1 Month LIBOR	Metals & Mining	662	643	668
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(q)(r)	1 Month LIBOR	Media: Advertising, Printing & Publishing	14,868	14,764	14,719
One Call Corp., L+525, 1.00% LIBOR Floor, 11/25/2022(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	7,915	7,582	7,598
Palmetto Solar, LLC, 12.00%, 12/12/2024	None	High Tech Industries	858	566	835
Palmetto Solar, LLC, 0.75% Unfunded, 12/12/2021	None	High Tech Industries	19,142	—	(526)
Petroflow Energy Corp., L+800, 1.00% LIBOR Floor, 6/29/2019(o)(t)(u)(x)	1 Month LIBOR	Energy: Oil & Gas	642	223	10
PFS Holding Corp., L+350, 1.00% LIBOR Floor, 1/31/2021	3 Month LIBOR	Retail	3,097	2,738	2,079
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(p)	1 Month LIBOR	Consumer Goods: Non-Durable	4,888	4,845	4,692
Pixelle Specialty Solutions LLC, L+600, 1.00% LIBOR Floor, 10/31/2024(p)	1 Month LIBOR	Forest Products & Paper	24,775	24,244	24,217
Plano Molding Company, LLC, L+750, 1.00% LIBOR Floor, 5/12/2021(o)	1 Month LIBOR	Consumer Goods: Non-Durable	6,010	5,979	5,770
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(o)(p)	1 Month LIBOR	Chemicals, Plastics & Rubber	19,800	19,462	18,068
Polymer Process Holdings, Inc., L+600, 0.00% LIBOR Floor, 5/1/2026(p)	1 Month LIBOR	Chemicals, Plastics & Rubber	19,888	19,513	19,589
Rhino Energy LLC, L+1000, 1.00% LIBOR Floor, 12/27/2022(r)	1 Month LIBOR	Metals & Mining	9,387	9,149	8,918
Securus Technologies Holdings, Inc., L+450, 1.00% LIBOR Floor, 11/1/2024(p)	1 Month LIBOR	Telecommunications	3,990	2,897	3,940
SEK Holding Co LLC, L+1150, 0.00% LIBOR Floor, 3/14/2022(o)(x)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	15,415	15,179	14,510
Sequoia Healthcare Management, LLC, 12.75%, 8/21/2023(o)(q)	None	Healthcare & Pharmaceuticals	9,103	9,031	8,875
SIMR, LLC, L+1700, 2.00% LIBOR Floor, 9/7/2023(o)(u)(x)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,091	14,853	14,205
Smart & Final Inc., L+675, 0.00% LIBOR Floor, 6/20/2025(p)	1 Month LIBOR	Retail	9,950	9,091	9,627
Sorenson Communications, LLC, L+650, 0.00% LIBOR Floor, 4/30/2024(p)	3 Month LIBOR	Telecommunications	12,536	12,089	12,473
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 6/30/2021(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,654	12,653	12,464
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 6/30/2021(o)(x)	3 Month LIBOR	Healthcare & Pharmaceuticals	563	563	555
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 6/30/2021(o)(x)	3 Month LIBOR	Healthcare & Pharmaceuticals	542	493	533
Stats Intermediate Holdings, LLC, L+525, 0.00% LIBOR Floor, 7/12/2026(p)	3 Month LIBOR	High Tech Industries	10,000	9,789	9,775
STG-Fairway Acquisitions, Inc., L+525, 1.00% LIBOR Floor, 6/30/2022(p)(q)	1 Month LIBOR	Services: Business	3,929	3,866	3,929
Teladoc, Inc., 0.50% Unfunded, 7/14/2020(h)	None	High Tech Industries	1,250	(8)	—
Telestream Holdings Corp., L+645, 1.00% LIBOR Floor, 3/24/2022(k)(o)	2 Month LIBOR	High Tech Industries	8,769	8,668	8,593
Tenere Inc., L+1000, 1.00% LIBOR Floor, 12/23/2021(o)(q)	3 Month LIBOR	Capital Equipment	28,480	28,196	28,480
Tensar Corp., L+475, 1.00% LIBOR Floor, 7/9/2021(p)	3 Month LIBOR	Chemicals, Plastics & Rubber	12,980	12,632	12,363
The Pasha Group, L+750, 1.00% LIBOR Floor, 1/26/2023(q)	2 Month LIBOR	Transportation: Cargo	5,764	5,647	5,822
The Pay-O-Matic Corp., L+900, 0.00% LIBOR Floor, 4/5/2021(g)(o)	3 Month LIBOR	Services: Consumer	9,612	9,568	9,612
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021(h)	1 Month LIBOR	Healthcare & Pharmaceuticals	13,913	13,882	13,148
Volta Charging, LLC, 12.00%, 6/19/2024	None	Media: Diversified & Production	10,000	10,000	10,000
Volta Charging, LLC, 12.00%, 6/19/2024	None	Media: Diversified & Production	2,000	1,961	2,000
Volta Charging, LLC, 0.00% Unfunded, 6/19/2021(s)	None	Media: Diversified & Production	10,000	—	—
Wok Holdings Inc., L+650, 0.00% LIBOR Floor, 3/1/2026(p)	6 Month LIBOR	Beverage, Food & Tobacco	12,903	12,736	13,064
Woodstream Corp., L+600, 1.00% LIBOR Floor, 5/29/2022(r)	1 Month LIBOR	Consumer Goods: Non-Durable	9,300	9,300	9,300
Woodstream Corp., L+600, 1.00% LIBOR Floor, 5/29/2022	1 Month LIBOR	Consumer Goods: Non-Durable	559	559	559
Total Senior Secured First Lien Debt				1,388,942	1,351,767
Senior Secured Second Lien Debt - 26.1%
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022(o)(q)	1 Month LIBOR	High Tech Industries	13,800	13,618	13,593
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(q)	1 Month LIBOR	Services: Business	17,250	17,126	17,207
Albany Molecular Research, Inc., L+700, 1.00% LIBOR Floor, 8/30/2025(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,842	9,975
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2022(o)	1 Month LIBOR	Construction & Building	5,180	5,142	5,128
Carestream Health, Inc., L+950, 1.00% LIBOR Floor, 6/7/2021(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,662	10,662	10,102
Country Fresh Holdings, LLC, L+850, 1.00% LIBOR Floor, 4/29/2024(x)	3 Month LIBOR	Beverage, Food & Tobacco	2,028	2,028	2,028
Dayton Superior Corp., L+700, 2.00% LIBOR Floor, 12/4/2024	3 Month LIBOR	Construction & Building	1,507	1,507	1,507
Deluxe Entertainment Services Inc., L+850, 1.00% LIBOR Floor, 9/25/2024(p)(u)(x)	1 Month LIBOR	Media: Diversified & Production	9,890	9,675	9,717
EagleTree-Carbide Acquisition Corp., L+850, 1.00% LIBOR Floor, 8/28/2025(o)(q)	3 Month LIBOR	Consumer Goods: Durable	25,000	24,695	24,750
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(h)(q)(t)	3 Month LIBOR	High Tech Industries	9,999	8,147	2,833
Global Tel*Link Corp., L+825, 0.00% LIBOR Floor, 11/29/2026(q)	1 Month LIBOR	Telecommunications	11,500	11,312	11,586
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026(o)	3 Month LIBOR	Services: Business	11,891	11,655	11,831
Mayfield Agency Borrower Inc., L+850, 0.00% LIBOR Floor, 3/2/2026(o)(q)(r)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	20,000	19,723	20,200
Medical Solutions Holdings, Inc., L+838, 1.00% LIBOR Floor, 6/16/2025(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,877	9,650
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026(r)	3 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,690	6,383
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(o)(q)	2 Month LIBOR	Services: Business	7,000	6,932	7,000
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024(h)	1 Month EURIBOR	Chemicals, Plastics & Rubber	€7,489	7,985	8,314
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,419	11,813
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	10,000	9,860	9,600
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022(p)(t)	3 Month LIBOR	Retail	4,998	4,272	—
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2024(o)(x)	3 Month LIBOR	Telecommunications	3,070	2,960	1,074
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025(q)	1 Month LIBOR	Telecommunications	2,942	2,916	2,836
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023(o)	1 Month LIBOR	Services: Business	5,000	4,957	5,000
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025(o)	3 Month LIBOR	Services: Business	13,393	13,122	12,924
TouchTunes Interactive Networks, Inc, L+825, 1.00% LIBOR Floor, 5/29/2022(q)	1 Month LIBOR	Hotel, Gaming & Leisure	5,226	5,201	5,226
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(o)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,689	10,467
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/14/2026(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,870	14,063
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023(o)	3 Month LIBOR	High Tech Industries	3,445	3,398	3,446
Total Senior Secured Second Lien Debt				264,280	248,253
Collateralized Securities and Structured Products - Debt - 0.7%
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(h)	3 Month LIBOR	Diversified Financials	7,212	7,212	7,212
Total Collateralized Securities and Structured Products - Debt				7,212	7,212
Collateralized Securities and Structured Products - Equity - 1.5%
APIDOS CLO XVI Subordinated Notes, 6.39% Estimated Yield, 1/19/2025(h)	(f)	Diversified Financials	9,000	3,762	2,125
CENT CLO 19 Ltd. Subordinated Notes, 37.72% Estimated Yield, 10/29/2025(h)	(f)	Diversified Financials	2,000	1,163	782
Galaxy XV CLO Ltd. Class A Subordinated Notes, 6.78% Estimated Yield, 4/15/2025(h)	(f)	Diversified Financials	4,000	2,229	1,730
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026(h)	(f)	Diversified Financials	10,000	9,322	9,545
Total Collateralized Securities and Structured Products - Equity				16,476	14,182
Unsecured Debt - 0.5%
WPLM Acquisition Corp., 15.00%, 11/24/2025(x)	None	Media: Advertising, Printing & Publishing	5,000	4,901	4,900
Total Unsecured Debt				4,901	4,900
Equity - 11.5%
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(s)		Media: Diversified & Production	769 Units	205	226
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(s)		Media: Diversified & Production	135 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(s)		Media: Diversified & Production	2,508 Units	—	—
Ascent Resources - Marcellus, LLC, Common Shares(s)		Energy: Oil & Gas	511,255 Units	1,642	914
Ascent Resources - Marcellus, LLC, Warrants(s)		Energy: Oil & Gas	132,367 Units	13	4
Avaya Holdings Corp., Common Stock(i)(p)(s)		Telecommunications	321,260 Units	5,285	4,337
BCP Great Lakes Fund LP, Partnership Interests (31.7% ownership)(h)(v)		Diversified Financials	N/A	14,208	14,238
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend(w)		Healthcare & Pharmaceuticals	2,727,273 Units	5,139	5,245
CION SOF Funding, LLC, Membership Interests (87.5% ownership)(h)(v)		Diversified Financials	N/A	31,289	31,265
Conisus Holdings, Inc., Series B Preferred Stock, 12% Dividend(u)(w)		Healthcare & Pharmaceuticals	12,677,833 Units	13,215	13,270
Conisus Holdings, Inc., Common Stock(s)(u)		Healthcare & Pharmaceuticals	4,914,556 Units	200	1,426
Country Fresh Holdings, LLC, Common Stock(s)		Beverage, Food & Tobacco	2,985 Units	5,249	2,618
David's Bridal, Inc., Series A Preferred Stock(s)		Retail	1,396 Units	140	141
David's Bridal, Inc., Series B Preferred Stock(s)		Retail	4,183 Units	410	410
David's Bridal, Inc., Common Stock(s)		Retail	39,423 Units	—	—
David's Bridal, Inc., Reallocation Rights(s)		Retail	7,500 Units	—	—
Dayton HoldCo, LLC, Common Stock(s)		Construction & Building	37,264 Units	4,136	7,903
DESG Holdings, Inc., Common Stock(j)(s)(u)		Media: Diversified & Production	1,268,143 Units	13,662	14,763
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
HDNet Holdco LLC, Preferred Unit Call Option(s)	Media: Diversified & Production	1 Unit	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(s)	Retail	1,000,000 Units	1,000	950
Independent Pet Partners Intermediate Holdings, LLC, Warrants(s)	Retail	155,880 Units	—	1
Mooregate ITC Acquisition, LLC, Class A Units(s)	High Tech Industries	500 Units	563	151
Mount Logan Capital Inc., Common Stock(h)(i)(s)(u)	Banking, Finance, Insurance & Real Estate	980,284 Units	3,335	2,505
NS NWN Acquisition, LLC, Voting Units(s)	High Tech Industries	346 Units	393	585
NS NWN Acquisition, LLC, Class A Preferred Units(s)	High Tech Industries	111 Units	110	331
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(s)	Consumer Goods: Durable	1,575 Units	1,000	528
Palmetto Solar, LLC, Warrants(s)	High Tech Industries	346,694 Units	295	295
Rhino Energy LLC, Warrants(s)	Metals & Mining	170,972 Units	280	16
SIMR Parent, LLC, Class B Common Units(s)(u)	Healthcare & Pharmaceuticals	12,283,000 Units	8,002	3,980
Spinal USA, Inc. / Precision Medical Inc., Warrants(o)(s)	Healthcare & Pharmaceuticals	14,181,915 Units	5,806	1,560
Tenere Inc., Warrants(s)	Capital Equipment	N/A	161	1,569
Total Equity			115,738	109,231
Short Term Investments - 3.1%(m)
First American Treasury Obligations Fund, Class Z Shares, 1.49% (n)			29,527	29,527
Total Short Term Investments			29,527	29,527
TOTAL INVESTMENTS - 185.3%			$1,827,076	1,765,072
LIABILITIES IN EXCESS OF OTHER ASSETS - (85.3%)				(812,509)
NET ASSETS - 100%				$952,563

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note x. below, investments do not contain a paid-in-kind, or PIK, interest provision.

b.
The 1, 2, 3 and 6 month London Interbank Offered Rate, or LIBOR, rates were 1.76%, 1.83%, 1.91% and 1.91%, respectively, as of December 31, 2019.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2019, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2019. The 1 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.51%) as of December 31, 2019.

c.	Fair value determined in good faith by the Company’s board of directors (see Note 10) using significant unobservable inputs unless otherwise noted.

d.	Represents amortized cost for debt securities and cost for equity investments.

e.	Denominated in U.S. dollars unless otherwise noted.

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

h.
The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2019, 91.5% of the Company’s total assets represented qualifying assets.

i.	Fair value determined using level 1 inputs.

j.	Position or a portion thereof unsettled as of December 31, 2019.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

k.
In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and the other lenders in the syndication in exchange for a lower payment priority.

l.	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.

m.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

n.	7-day effective yield as of December 31, 2019.

o.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of December 31, 2019 (see Note 9).

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank, N.A., or Citibank, as of December 31, 2019 (see Note 9).

q.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of December 31, 2019 (see Note 9).

r.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street Funding, LLC, or 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with Morgan Stanley N.A., or MS, as of December 31, 2019 (see Note 9).

s.	Non-income producing security.

t.	Investment or a portion thereof was on non-accrual status as of December 31, 2019.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

u.
Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2018 and 2019, along with transactions during the year ended December 31, 2019 in these affiliated investments are as follows:

		Year Ended December 31, 2019				Year Ended December 31, 2019
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2018	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2019	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
Charming Charlie, LLC
First Lien Term Loan B1	$1,021	$—	$(2,619)	$1,598	$—	$(2,619)	$—	$—
First Lien Term Loan B2	1,249	—	(1,912)	663	—	(1,912)	—	—
Vendor Payment Financing Facility	157	890	(293)	(282)	472	—	57	—
Common Stock	—	—	(1,302)	1,302	—	(1,302)	—	—
Conisus Holdings, Inc.
Series B Preferred Stock(w)	10,903	4,015	—	(1,648)	13,270	—	—	4,015
Common Stock	197	—	—	1,229	1,426	—	—	—
DESG Holdings, Inc.
First Lien Term Loan	—	23,656	—	5,322	28,978	—	303	—
Second Lien Term Loan	—	9,675	—	42	9,717	—	162	—
Common Stock	—	13,662	—	1,101	14,763	—	—	—
F+W Media, Inc.
First Lien DIP Term Loan	—	521	(521)	—	—	—	101	—
First Lien Term Loan B-1	1,137	51	(43)	(1,145)	—	—	51	—
First Lien Term Loan B-2	161	—	(2,759)	2,598	—	(2,759)	—	—
Common Stock	—	—	—	—	—	—	—	—
Mount Logan Capital Inc.
Common Stock	2,645	—	—	(140)	2,505	—	—	—
SIMR, LLC
First Lien Term Loan	14,757	452	(619)	(385)	14,205	—	1,778	—
SIMR Parent, LLC
Class B Common Units	7,382	502	—	(3,904)	3,980	—	—	—
Petroflow Energy Corp.
First Lien Term Loan	2,363	—	(2,511)	158	10	—	19	—
TexOak Petro Holdings LLC
Second Lien Term Loan	—	—	(2,592)	2,592	—	(2,592)	—	—
Membership Interests	—	—	—	—	—	—	—	—
Totals	$41,972	$53,424	$(15,171)	$9,101	$89,326	$(11,184)	$2,471	$4,015

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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

v.
Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2018 and 2019, along with transactions during the year ended December 31, 2019 in these controlled investments are as follows:

		Year Ended December 31, 2019				Year Ended December 31, 2019
Controlled Investments	Fair Value at December 31, 2018	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2019	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
BCP Great Lakes Fund LP
Membership Interests	$—	$14,208	$—	$30	$14,238	$—	$—	$47
CION SOF Funding, LLC
Membership Interests	—	31,289	—	(24)	31,265	—	—	1,076
Totals	$—	$45,497	$—	$6	$45,503	$—	$—	$1,123

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

(3)	Includes PIK interest income.

w.	For the year ended December 31, 2019, non-cash dividend income of $4,015 and $474 was recorded on the Company's investment in Conisus Holdings, Inc. and CHC Medical Partners, Inc., respectively.
See accompanying notes to consolidated financial statements.

x.
For the year ended December 31, 2019, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
American Clinical Solutions LLC	Senior Secured First Lien Debt	—	2.00%	2.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	8.69%	2.75%	11.44%
Charming Charlie	Senior Secured First Lien Debt	7.05%	5.00%	12.05%
Charming Charlie	Senior Secured First Lien Debt	3.05%	9.00%	12.05%
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
Country Fresh Holdings, LLC	Senior Secured Second Lien Debt	—	10.44%	10.44%
David's Bridal, LLC	Senior Secured First Lien Debt	1.00%	6.92%	7.92%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	6.71%	1.50%	8.21%
Deluxe Entertainment Services, Inc.	Senior Secured Second Lien Debt	7.71%	2.50%	10.21%
F+W Media, Inc.	Senior Secured First Lien Debt	—	8.21%	8.21%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	20.00%	20.00%
KLO Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	9.50%	9.50%
Lift Brands, Inc.	Senior Secured First Lien Debt	9.10%	0.50%	9.60%
Petroflow Energy Corp.	Senior Secured First Lien Debt	—	9.71%	9.71%
Premiere Global Services, Inc.	Senior Secured Second Lien Debt	0.50%	10.98%	11.48%
SEK Holding Co LLC	Senior Secured First Lien Debt	9.77%	3.50%	13.27%
SIMR, LLC	Senior Secured First Lien Debt	12.00%	7.00%	19.00%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	11.30%	11.30%
WPLM Acquisition Corp.,	Unsecured Note	—	15.00%	15.00%
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

c.	Fair value determined in good faith by the Company’s board of directors (see Note 10) using significant unobservable inputs unless otherwise noted.

d.	Represents amortized cost for debt securities and cost for equity investments.

e.	Denominated in U.S. dollars unless otherwise noted.

f.	As of December 31, 2018, the Company was committed, upon the satisfaction of certain conditions, to fund additional amounts in connection with this investment. See Note 12 for additional information.

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

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPM as of December 31, 2018 (see Note 9).

q.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank as of December 31, 2018 (see Note 9).

r.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS as of December 31, 2018 (see Note 9).

s.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with MS as of December 31, 2018 (see Note 9).

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
December 31, 2019
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
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. The Company’s portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt and equity, of private and thinly-traded U.S. middle-market companies.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the accounts of the Company and its wholly-owned subsidiaries.  The Company is considered an investment company as defined in Accounting Standards Codification Topic 946, Financial Services – Investment Companies, or ASC 946. Accordingly, the required disclosures as outlined in ASC 946 are included in the Company’s consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. The Company does not consolidate its interest in CION SOF Funding, LLC, or CION SOF. See Note 7 for a description of the Company’s investment in CION SOF.
The Company evaluates subsequent events through the date that the consolidated financial statements are issued.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

Reclassification

Unamortized original issue discounts, or OID, and market discounts/premiums received upon the early repayment of debt investments have been reclassified from net realized gains on investments to interest income. As a result, prior year amounts have been reclassified to conform to the current presentation.

Recently Announced Accounting Standards
In August 2018, the Financial Accounting Standards Board, or the FASB, issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements for fair value measurements in Topic 820 by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.
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

Short Term Investments

Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $29,527 and $12,537 of such investments at December 31, 2019 and 2018, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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

Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of December 31, 2019.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

Book/tax differences relating to permanent differences are reclassified among the Company’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP (see Note 15).

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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2016, 2017 and 2018.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may materially differ from those estimates.

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
December 31, 2019
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

As a practical expedient, the Company uses net asset value, or NAV, as the fair value for its equity investments in CION SOF and BCP Great Lakes Fund LP. CION SOF and BCP Great Lakes Fund LP records their underlying investments at fair value on a quarterly basis in accordance with ASC 820.
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

The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of December 31, 2019 and 2018.
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
The Company may receive fees for capital structuring services that are fixed based on contractual terms, are normally paid at the closing of the investments, are generally non-recurring and non-refundable and are recognized as revenue when earned upon closing of the investment. The services that CIM provides vary by investment, but generally include reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan as interest income.
Other income includes amendment fees that are fixed based on contractual terms and are generally non-recurring and non-refundable and are recognized as revenue when earned upon closing of the transaction. Other income also includes fees for managerial assistance and other consulting services, loan guarantees, commitments, and other services rendered by the Company to its portfolio companies. Such fees are fixed based on contractual terms and are recognized as fee income when earned.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity and operational risks. For additional information on the Company's derivative instruments, see Note 8.
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
The following table summarizes transactions with respect to shares of the Company’s common stock during the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	696,264	$6,515	3,375,660	$32,232	6,086,836	$58,031
Reinvestment of distributions	4,217,705	35,800	4,272,518	38,732	4,342,113	39,658
Total gross shares/proceeds	4,913,969	42,315	7,648,178	70,964	10,428,949	97,689
Sales commissions and dealer manager fees	—	(296)	—	(1,168)	—	(2,193)
Net shares/proceeds	4,913,969	42,019	7,648,178	69,796	10,428,949	95,496
Share repurchase program	(4,242,063)	(35,799)	(10,720,690)	(97,043)	(4,434,755)	(40,406)
Net shares/proceeds from (for) share transactions	671,906	$6,220	(3,072,512)	$(27,247)	5,994,194	$55,090

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

During the years ended December 31, 2019, 2018 and 2017, the Company sold 4,913,969, 7,648,178 and 10,428,949 shares, respectively, at an average price per share of $8.61, $9.28 and $9.37, respectively.

Since commencing its initial continuous public offering on July 2, 2012 and through December 31, 2019, the Company sold 113,381,145 shares of common stock for net proceeds of $1,155,287 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $198,664, for which the Company issued 22,114,000 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $198,663, for which the Company repurchased 22,224,600 shares of common stock.
During the period from January 1, 2020 to March 13, 2020, the Company received gross proceeds of $5,009 from reinvested shareholder distributions, for which the Company issued 599,950 shares of common stock.
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

The following table summarizes the share repurchases completed during the years ended December 31, 2018 and 2019:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2018
March 31, 2018	January 3, 2018	2,014,536	100%	$9.12	$18,379
June 30, 2018	April 4, 2018	2,352,580	100%	9.15	21,525
September 30, 2018	July 5, 2018	2,507,596	100%	9.06	22,724
	September 26, 2018	2,086,133	100%	9.06	18,907
December 31, 2018	December 26, 2018	1,759,845	63%	8.81	15,508
Total for the year ended December 31, 2018		10,720,690			$97,043

2019
March 31, 2019	March 27, 2019	1,078,856	30%	$8.68	$9,361
June 30, 2019	June 26, 2019	1,038,641	15%	8.59	8,926
September 30, 2019	September 25, 2019	1,035,307	15%	8.27	8,562
December 31, 2019	December 26, 2019	1,089,259	17%	8.22	8,950
Total for the year ended December 31, 2019		4,242,063			$35,799

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

Note 4. Transactions with Related Parties

For the years ended December 31, 2019, 2018 and 2017, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2019	2018	2017
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$121	$525	$988
CIM	Investment adviser	Management fees(2)	36,466	35,013	29,549
CIM	Investment adviser	Incentive fees(2)	20,087	8,177	3,222
CIM	Administrative services provider	Administrative services expense(2)	2,650	2,243	—
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	—	461	2,160
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(2)	146	—	—
			$59,470	$46,419	$35,919
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

The Company has entered into an investment advisory agreement with CIM. On November 5, 2019, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2019.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The Company receives 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 9.375% is exceeded, at which point the Company receives 20% of all pre-incentive fee net investment income. For the years ended December 31, 2019 and 2018, the Company recorded subordinated incentive fees on income of $20,087 and $8,177, respectively, which are payable to CIM. As of December 31, 2019 and 2018, the liability recorded for subordinated incentive fees was $5,612 and $2,604, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the years ended December 31, 2019, 2018 and 2017, the Company had no liability for and did not record any capital gains incentive fees.

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
December 31, 2019
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

Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of December 31, 2019, the Company raised gross offering proceeds of $1,155,287, of which it can pay up to $17,329 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through December 31, 2019, the Company paid $10,702 of such costs, leaving an additional $6,627 that can be paid.

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

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with CIG, whereby CIG agreed to provide expense support to the Company in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. On December 16, 2015, the Company further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the agreement. On January 2, 2018, the Company entered into an expense support and conditional reimbursement agreement with CIM for purposes of, among other things, replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement. On December 20, 2019, the Company and CIM amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from December 31, 2019 to December 31, 2020.

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
December 31, 2019
(in thousands, except share and per share amounts)

Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. For the years ended December 31, 2019 and 2018, the Company did not receive any expense support from CIM. For the year ended December 31, 2017, the Company did not receive any expense support from CIG or AIM. See Note 5 for additional information on the sources of the Company’s distributions. The Company may or may not be requested to reimburse any expense support provided in the future.

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
As of December 31, 2019 and 2018, the total liability payable to CIM and its affiliates was $15,771 and $12,825, respectively, which primarily related to fees earned by CIM during the three months ended December 31, 2019 and 2018, respectively.
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

The Company’s board of directors declared or ratified distributions for 53, 52, and 52 record dates during each of the years ended December 31, 2019, 2018 and 2017, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

The following table presents cash distributions per share that were declared during the years ended December 31, 2019, 2018 and 2017:

	Distributions
Three Months Ended	Per Share	Amount
2017
March 31, 2017 (thirteen record dates)	$0.1829	$20,123
June 30, 2017 (thirteen record dates)	0.1829	20,371
September 30, 2017 (thirteen record dates)	0.1829	20,644
December 31, 2017 (thirteen record dates)	0.1829	20,923
Total distributions for the year ended December 31, 2017	$0.7316	$82,061
2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
June 30, 2018 (thirteen record dates)	0.1829	21,004
September 30, 2018 (thirteen record dates)	0.1829	20,776
December 31, 2018 (thirteen record dates)	0.1829	20,701
Total distributions for the year ended December 31, 2018	$0.7316	$83,483
2019
March 31, 2019 (thirteen record dates)	$0.1829	$20,772
June 30, 2019 (thirteen record dates)	0.1829	20,801
September 30, 2019 (thirteen record dates)	0.1829	20,798
December 31, 2019 (fourteen record dates)	0.1969	22,401
Total distributions for the year ended December 31, 2019	$0.7456	$84,772

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

On December 18, 2019, the Company’s co-chief executive officers (i) revised the record date for the weekly cash distributions covering the final week of December 2019; (ii) revised the payment date for the weekly cash distributions covering the entire month of December 2019; and (iii) declared regular weekly cash distributions of $0.014067 per share for January 2020 through March 2020. Each distribution was paid or will be paid monthly to shareholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount Per Share
December 3, 2019	December 27, 2019	$0.014067
December 10, 2019	December 27, 2019	$0.014067
December 17, 2019	December 27, 2019	$0.014067
December 24, 2019	December 27, 2019	$0.014067
December 26, 2019	December 27, 2019	$0.014067
January 7, 2020	January 29, 2020	$0.014067
January 14, 2020	January 29, 2020	$0.014067
January 21, 2020	January 29, 2020	$0.014067
January 28, 2020	January 29, 2020	$0.014067
February 4, 2020	February 26, 2020	$0.014067
February 11, 2020	February 26, 2020	$0.014067
February 18, 2020	February 26, 2020	$0.014067
February 25, 2020	February 26, 2020	$0.014067
March 3, 2020	March 27, 2020	$0.014067
March 10, 2020	March 27, 2020	$0.014067
March 17, 2020	March 27, 2020	$0.014067
March 24, 2020	March 27, 2020	$0.014067
March 26, 2020	March 27, 2020	$0.014067

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

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For the years ended December 31, 2019 and 2018, none of the Company's distributions resulted from expense support from CIM. For the year ended December 31, 2017, none of the Company's distributions resulted from expense support from CIG or AIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIM provides such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019			2018			2017
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.7456	$84,772	100.0%	$0.7316	$83,483	100.0%	$0.6833	$76,683	93.4%
Net realized gain on total return swap
Net interest and other income from TRS portfolio	—	—	—	—	—	—	0.0315	3,494	4.3%
Net gain on TRS loan sales(1)	—	—	—	—	—	—	0.0168	1,884	2.3%
Total distributions	$0.7456	$84,772	100.0%	$0.7316	$83,483	100.0%	$0.7316	$82,061	100.0%

(1)
During the year ended December 31, 2017, the Company realized losses that were not then deductible on a tax-basis of $19,334 primarily due to the purchase of loans by Flatiron Funding II in connection with the TRS refinancing that were previously held in the TRS. As of December 31, 2018 and 2019, realized losses of $12,537 and $10,055, respectively, related to the TRS refinancing remained non-deductible on a tax-basis. See Note 9 for an additional discussion regarding this purchase.

Note 6. Investments

The composition of the Company’s investment portfolio as of December 31, 2019 and 2018 at amortized cost and fair value was as follows:

	December 31, 2019			December 31, 2018
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,388,942	$1,351,767	77.9%	$1,492,034	$1,462,989	79.0%
Senior secured second lien debt	264,280	248,253	14.3%	341,595	323,365	17.4%
Collateralized securities and structured products - debt	7,212	7,212	0.4%	15,193	15,193	0.8%
Collateralized securities and structured products - equity	16,476	14,182	0.8%	16,794	14,827	0.8%
Unsecured debt	4,901	4,900	0.3%	—	—	—
Equity	115,738	109,231	6.3%	38,610	36,399	2.0%
Subtotal/total percentage	1,797,549	1,735,545	100.0%	1,904,226	1,852,773	100.0%
Short term investments(2)	29,527	29,527		12,537	12,537
Total investments	$1,827,076	$1,765,072		$1,916,763	$1,865,310

(1)	Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$294,947	17.0%	$325,180	17.5%
Media: Diversified & Production	206,159	11.9%	114,303	6.2%
Services: Business	191,126	11.0%	218,888	11.7%
Media: Advertising, Printing & Publishing	120,810	7.0%	131,620	7.1%
Chemicals, Plastics & Rubber	102,906	5.9%	74,575	4.0%
Services: Consumer	94,058	5.4%	133,210	7.2%
Capital Equipment	73,586	4.2%	98,994	5.3%
Beverage, Food & Tobacco	68,440	3.9%	73,494	4.0%
Diversified Financials	66,897	3.9%	30,020	1.6%
Banking, Finance, Insurance & Real Estate	62,738	3.6%	57,917	3.1%
Telecommunications	61,577	3.6%	74,261	4.0%
High Tech Industries	60,197	3.5%	126,620	6.8%
Retail	53,599	3.1%	42,450	2.3%
Energy: Oil & Gas	48,742	2.8%	54,907	3.0%
Construction & Building	37,096	2.1%	33,483	1.8%
Consumer Goods: Non-Durable	33,609	1.9%	37,148	2.0%
Consumer Goods: Durable	31,705	1.8%	35,709	1.9%
Aerospace & Defense	30,378	1.8%	45,655	2.5%
Transportation: Cargo	27,291	1.6%	30,614	1.7%
Hotel, Gaming & Leisure	25,081	1.4%	54,689	3.0%
Forest Products & Paper	24,217	1.4%	19,525	1.1%
Metals & Mining	10,373	0.6%	10,333	0.6%
Automotive	10,013	0.6%	24,645	1.3%
Environmental Industries	—	—	2,955	0.2%
Media: Broadcasting & Subscription	—	—	1,578	0.1%
Subtotal/total percentage	1,735,545	100.0%	1,852,773	100.0%
Short term investments	29,527		12,537
Total investments	$1,765,072		$1,865,310

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

	December 31, 2019		December 31, 2018
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,656,031	95.4%	$1,740,168	93.9%
Canada	27,648	1.7%	27,122	1.6%
Cayman Islands	14,182	0.8%	14,827	0.8%
Luxembourg	10,693	0.6%	13,833	0.7%
Netherlands	8,314	0.5%	18,015	1.0%
Germany	7,212	0.4%	15,193	0.8%
Marshall Islands	6,782	0.4%	9,404	0.5%
Cyprus	4,155	0.2%	4,616	0.2%
Bermuda	528	—	675	—
France	—	—	5,965	0.3%
United Kingdom	—	—	2,955	0.2%
Subtotal/total percentage	1,735,545	100.0%	1,852,773	100.0%
Short term investments	29,527		12,537
Total investments	$1,765,072		$1,865,310

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.
As of December 31, 2019 and 2018, investments on non-accrual status represented 0.4% and 1.4%, respectively, of the Company's investment portfolio on a fair value basis.

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2019 and 2018, the Company’s unfunded commitments amounted to $83,694 and $79,078, respectively. As of March 12, 2020, the Company’s unfunded commitments amounted to $86,387. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 12 for further details on the Company’s unfunded commitments.

Note 7. CION SOF

CION SOF was organized on May 21, 2019 as a Delaware limited liability company, and commenced operations on October 2, 2019 when the Company and BCP Special Opportunities Fund I, LP, or BCP, entered into the limited liability company agreement of CION SOF for purposes of establishing the manner in which the parties would invest in and co-manage CION SOF. CION SOF invests primarily in senior secured loans of U.S. middle-market companies. The Company and BCP contributed a portfolio of loans to CION SOF representing membership equity of $31,289 and $4,470, respectively, in exchange for 87.5% and 12.5% of the membership interests of CION SOF, respectively. The Company and BCP are not required to make any additional capital contributions to CION SOF. The Company’s equity investment in CION SOF is not redeemable. All portfolio and other material decisions regarding CION SOF must be submitted to its board of managers, which is comprised of four members, two of whom were selected by the Company and the other two were selected by BCP. Further, all portfolio and other material decisions require the affirmative vote of at least one board member from the Company and one board member from BCP.

The Company also serves as administrative agent to CION SOF to provide loan servicing functions and other administrative services. In certain cases, these loan servicing functions and other administrative services may be performed by CIM.

On October 2, 2019, CION SOF entered into a senior secured credit facility with MS, or the SOF Credit Facility, for borrowings of up to a maximum amount of $75,000. Advances under the SOF Credit Facility are available through October 2, 2022 and bear interest at a floating rate equal to the three-month LIBOR, plus a spread of (i) 3.0% per year through October 1, 2022 and (i) 3.5% per year thereafter through October 2, 2024. CION SOF's obligations to MS under the SOF Credit Facility are secured by a first priority security interest in all of the assets of CION SOF. On October 2, 2019, CION SOF drew down $64,702 of borrowings under the SOF Credit Facility. As of December 31, 2019, the principal amount outstanding on the SOF Credit Facility was $60,702. The obligations of CION SOF under the SOF Credit Facility are non-recourse to the Company.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

For the year ended December 31, 2019, the Company recorded $1,076 in dividend income from its equity interest in CION SOF.

In accordance with ASU 2015-02, Consolidation, the Company has determined that CION SOF is a variable interest entity, or VIE. However, the Company is not the primary beneficiary and therefore does not consolidate CION SOF. The Company's maximum exposure to losses from CION SOF is limited to its equity contribution to CION SOF.

The following table sets forth the individual investments in CION SOF's portfolio as of December 31, 2019:

Portfolio Company	Index Rate(a)	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Allen Media, LLC, L+650, 1.00% LIBOR Floor, 8/30/2023	3 Month LIBOR	Media: Diversified & Production	$5,920	$5,738	$5,979
Analogic Corp., L+600, 1.00% LIBOR Floor, 6/21/2024	1 Month LIBOR	Healthcare & Pharmaceuticals	4,923	4,876	4,874
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024	3 Month LIBOR	Media: Diversified & Production	3,978	3,939	3,938
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023	3 Month LIBOR	Aerospace & Defense	4,987	4,892	4,937
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021	1 Month LIBOR	Services: Consumer	4,987	4,876	4,339
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021	1 Month LIBOR	Hotel, Gaming & Leisure	5,985	5,877	5,865
Extreme Reach, Inc., L+750, 0.00% LIBOR Floor, 3/29/2024	1 Month LIBOR	Media: Diversified & Production	4,909	4,839	4,885
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023	1 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,905	4,913
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023	1 Month LIBOR	Telecommunications	6,000	6,000	6,000
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024	3 Month LIBOR	Services: Business	4,987	4,891	4,900
Manna Pro Products, LLC, L+600, 0.00% LIBOR Floor, 12/8/2023	1 Month LIBOR	Retail	5,985	5,927	5,925
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022	1 Month LIBOR	Media: Advertising, Printing & Publishing	4,933	4,886	4,883
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025	1 Month LIBOR	Consumer Goods: Non-Durable	4,987	4,722	4,788
Polymer Process Holdings, Inc., L+600, 0.00% LIBOR Floor, 5/1/2026	1 Month LIBOR	Chemicals, Plastics & Rubber	4,987	4,914	4,913
Woodstream Corp., L+600, 1.00% LIBOR Floor, 5/29/2022	1 Month LIBOR	Consumer Goods: Non-Durable	5,000	4,976	5,000
Total Senior Secured First Lien Debt				76,258	76,139
Senior Secured Second Lien Debt
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022	1 Month LIBOR	High Tech Industries	4,000	3,907	3,940
ABG Intermediate Holdings 2 LLC, L+775, 1.00% LIBOR Floor, 9/29/2025	1 Month LIBOR	Retail	3,000	3,005	3,000
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000	4,928	4,800
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023	1 Month LIBOR	Services: Business	5,000	4,809	5,000
Total Senior Secured Second Lien Debt				16,649	16,740
Short Term Investments(c)
First American Treasury Obligations Fund, Class Z Shares, 1.49%(d)				2,757	2,757
Total Short Term Investments				2,757	2,757
TOTAL INVESTMENTS				$95,664	$95,636

a.
The 1 and 3 month LIBOR rates were 1.76% and 1.91%, respectively, as of December 31, 2019.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2019, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2019.

b.	Represents amortized cost for debt securities and cost for equity investments.

c.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

d.	7-day effective yield as of December 31, 2019.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

The following tables include certain summarized financial information for CION SOF as of December 31, 2019 and for the period from October 2, 2019 through December 31, 2019:

Selected Balance Sheet Information:	December 31, 2019
Investments, at fair value (amortized cost of $95,664)	$95,636
Cash and other assets	363
Receivable for investments sold and repaid	80
Interest receivable on investments	727
Total assets	$96,806

Credit facility (net of unamortized debt issuance costs of $1,123)	59,579
Other liabilities	1,495
Total liabilities	$61,074
Members' capital	35,732
Total liabilities and members' capital	$96,806

Selected Statement of Operations Information:	Period from October 2, 2019 (Commencement of Operations) through December 31, 2019
Total revenues	$2,326
Total expenses	1,095
Net change in unrealized depreciation on investments	(28)
Net increase in net assets	$1,203
Note 8. Derivative Instruments

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

Total Return Swap

On December 17, 2012, the Company, through its wholly-owned consolidated subsidiary, Flatiron Funding, LLC, or Flatiron, entered into a TRS with Citibank.  Flatiron and Citibank amended the TRS on several occasions, most recently on February 18, 2017, to extend the termination or call date from February 18, 2017 to April 18, 2017. Prior to the call date, the maximum aggregate market value of the portfolio of loans subject to the TRS (determined at the time each such loan became subject to the TRS) was $800,000 and the interest rate payable by Flatiron to Citibank with respect to each loan included in the TRS was a spread of 1.40% per year over the floating rate index specified for each such loan, which would not be less than zero.  On April 18, 2017, the TRS expired in accordance with its terms. The agreements between Flatiron and Citibank, which collectively established the TRS, are referred to herein as the TRS Agreement.

The value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, as determined by the Company. The loans underlying the TRS were valued in the same manner as loans owned by the Company. As of December 31, 2017, Citibank returned all cash collateral to Flatiron.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

Realized gains and losses on the TRS are composed of any gains or losses on loans underlying the TRS as well as net interest and fees earned during the period. For the years ended December 31, 2019, 2018 and 2017, net realized loss on the TRS consisted of the following:

	Years Ended December 31,
	2019	2018	2017
Interest and other income from TRS portfolio	$—	$—	$6,511
Interest and other expense from TRS portfolio	—	—	(3,017)
Net loss on TRS loan sales	—	—	(17,450)
Net realized loss(1)	$—	$—	$(13,956)
(1) Net realized loss is reflected in net realized loss on total return swap on the Company's consolidated statements of operations and in net increase in net assets resulting from operations on the Company's consolidated statements of cash flows.

On March 29, 2017, Flatiron Funding II purchased certain loans underlying the TRS with a notional value of $363,860 in connection with the TRS refinancing. See Note 9 for additional information on Flatiron Funding II and the Citibank Credit Facility.
Note 9. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2019:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Credit Facility	Revolving Credit Facility	L+2.00%	$278,542	$71,458	March 30, 2022
JPM Credit Facility	Term Loan Credit Facility	L+3.00%	250,000	25,000	August 24, 2021
UBS Facility	Repurchase Agreement	L+3.50%	200,000	—	May 19, 2020
MS Credit Facility	Revolving Credit Facility	L+3.00%	112,500	37,500	December 19, 2022
			$841,042	$133,958

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

As of December 31, 2018, the principal amount outstanding on the Amended Citibank Credit Facility was $298,542. As of December 31, 2019 and March 12, 2020, the principal amount outstanding on the Second Amended Citibank Credit Facility was $278,542 and $245,442, respectively.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

The Company incurred debt issuance costs of $3,373 in connection with obtaining and amending the Citibank Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Second Amended Citibank Credit Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Second Amended Citibank Credit Facility. At December 31, 2019, the unamortized portion of the debt issuance costs was $1,551.

Flatiron Funding II purchased loans and other corporate debt securities with a fair value of $354,967 on the closing date pursuant to master participation and assignment agreements between Flatiron Funding II and each of 15th Street Loan Funding LLC and 15th Street Loan Funding 2 LLC, each a special purpose subsidiary of Citibank. 15th Street Loan Funding LLC and 15th Street Loan Funding 2 LLC held loans and other corporate debt securities in connection with the total return swap between Citibank and Flatiron, which expired in accordance with its terms on April 18, 2017. Flatiron Funding II’s obligations to Citibank under the Second Amended Citibank Credit Facility are secured by a first priority security interest in all of the assets of Flatiron Funding II. The obligations of Flatiron Funding II under the Second Amended Citibank Credit Facility are non-recourse to the Company, and the Company’s exposure under the Second Amended Citibank Credit Facility is limited to the value of the Company’s investment in Flatiron Funding II.

In connection with the Second Amended Citibank Credit Facility, Flatiron Funding II has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the year ended December 31, 2019, Flatiron Funding II was in compliance with all covenants and reporting requirements.

For the year ended December 31, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Second Amended Citibank Credit Facility were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Stated interest expense	$12,783	$13,186
Non-usage fee	467	94
Amortization of deferred financing costs	682	647
Total interest expense	$13,932	$13,927
Weighted average interest rate(1)	4.60%	4.17%
Average borrowings	$283,681	$312,591
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

On September 30, 2016, July 11, 2017, November 28, 2017 and May 23, 2018, 34th Street amended and restated the JPM Credit Facility, or the Amended JPM Credit Facility, with JPM. Under the Amended JPM Credit Facility entered into on September 30, 2016, the aggregate principal amount available for borrowings was increased from $150,000 to $225,000, of which $25,000 may be funded as a revolving credit facility, subject to conditions described in the Amended JPM Credit Facility. On September 30, 2016, 34th Street drew down $167,423 of additional borrowings under the Amended JPM Credit Facility, a portion of which was used to purchase the portfolio of loans from Credit Suisse Park View BDC, Inc. Under the Amended JPM Credit Facility entered into on July 11, 2017 and November 28, 2017, certain immaterial administrative amendments were made as a result of the termination of AIM as the Company's investment sub-adviser as discussed in Note 1. Under the Amended JPM Credit Facility entered into on May 23, 2018, the aggregate principal amount available for borrowings was increased from $225,000 to $275,000, of which $25,000 may be funded as a revolving credit facility, subject to conditions described in the Amended JPM Credit Facility, the reinvestment period was extended until August 24, 2020 and the maturity date was extended to August 24, 2021.

As of December 31, 2019 and 2018, the principal amount outstanding on the Amended JPM Credit Facility was $250,000.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
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
In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the year ended December 31, 2019, 34th Street was in compliance with all covenants and reporting requirements.
The Company incurred debt issuance costs of $4,052 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of December 31, 2019 and will amortize to interest expense over the term of the Amended JPM Credit Facility. At December 31, 2019, the unamortized portion of the debt issuance costs was $1,001.
For the years ended December 31, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Stated interest expense	$13,769	$12,634
Non-usage fee	253	157
Amortization of deferred financing costs	764	1,103
Total interest expense	$14,786	$13,894
Weighted average interest rate(1)	5.53%	5.40%
Average borrowings	$250,000	$233,743
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
December 31, 2019
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

On December 1, 2017, Murray Hill Funding II amended and restated the Indenture, or the Amended Indenture, pursuant to which the aggregate principal amount of Notes that may be issued by Murray Hill Funding II was increased from $192,308 to $266,667. Murray Hill Funding will purchase the Notes to be issued by Murray Hill Funding II from time to time. On December 1, 2017, Murray Hill Funding entered into a First Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Amended Master Confirmation, which sets forth the terms of the repurchase transaction between Murray Hill Funding and UBS under the UBS Facility. As part of the Amended Master Confirmation, on December 15, 2017 and April 2, 2018, UBS purchased the increased aggregate principal amount of Notes held by Murray Hill Funding for an aggregate purchase price equal to 75% of the principal amount of Notes issued. As a result of the Amended Master Confirmation, the aggregate maximum amount payable to Murray Hill Funding and made available to the Company under the UBS Facility was increased from $125,000 to $200,000. No other material terms of the UBS Facility were revised in connection with the amended UBS Facility, or the Amended UBS Facility.

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

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended UBS Facility. At December 31, 2019, the unamortized portion of the upfront fee and other expenses was $360.

As of December 31, 2019, Notes in the aggregate principal amount of $266,667 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $200,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of December 31, 2019, the amount due at maturity under the Amended UBS Facility was $200,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

As of December 31, 2019, the fair value of assets held by Murray Hill Funding II was $332,619.

For the years ended December 31, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Stated interest expense	$11,951	$10,934
Amortization of deferred financing costs	940	940
Total interest expense	$12,891	$11,874
Weighted average interest rate(1)	5.89%	5.66%
Average borrowings	$200,000	$190,651
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
On July 9, 2018, 33rd Street amended and restated the MS Credit Facility to make certain immaterial administrative amendments. 33rd Street further amended and restated the MS Credit Facility, or the Amended MS Credit Facility, with MS on December 18, 2018. Pursuant to the amendment, 33rd Street may prepay advances pursuant to the terms and conditions of the loan and servicing agreement subject to a 1% premium if the amount of the Amended MS Credit Facility is reduced or terminated on or prior to December 19, 2020.

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

The Company contributed loans and other corporate debt securities to 33rd Street in exchange for 100% of the membership interests of 33rd Street, and may contribute additional loans and other corporate debt securities to 33rd Street in the future. 33rd Street’s obligations to MS under the Amended MS Credit Facility are secured by a first priority security interest in all of the assets of 33rd Street. The obligations of 33rd Street under the Amended MS Credit Facility are non-recourse to the Company, and the Company's exposure under the Amended MS Credit Facility is limited to the value of the Company's investment in 33rd Street. 33rd Street has appointed CIM to manage its portfolio.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

On June 5, 2018, June 12, 2018 and June 28, 2018, 33rd Street drew down $25,000, $75,000 and $50,000 of borrowings under the MS Credit Facility, respectively. On May 8, 2019, May 23, 2019, July 29, 2019 and November 6, 2019, 33rd Street repaid $20,000, $5,000, $10,000 and $2,500 of borrowings under the MS Credit Facility, respectively. As of December 31, 2019 and 2018, the principal amount outstanding on the Amended MS Credit Facility was $112,500 and $150,000, respectively. As of March 12, 2020, the principal amount outstanding on the Amended MS Credit Facility was $122,500.

33rd Street paid an upfront fee and incurred certain other customary costs and expenses totaling $2,591 in connection with obtaining and amending the MS Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended MS Credit Facility. On June 5, 2018, unamortized upfront fees were recorded as a direct reduction to the outstanding balance of the Amended MS Credit Facility, which is included in the Company’s consolidated balance sheet as of December 31, 2019. At December 31, 2019, the unamortized portion of the upfront fee and other expenses was $1,544.

For the years ended December 31, 2019 and 2018, the components of interest expense, average borrowings, and weighted average interest rate for the Amended MS Credit Facility were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Stated interest expense	$7,173	$4,451
Non-usage fee	237	953
Amortization of deferred financing costs	512	518
Total interest expense	$7,922	$5,922
Weighted average interest rate(1)	5.65%	6.46%
Average borrowings	$129,247	$81,712
(1) Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended MS Credit Facility and is annualized for periods covering less than one year.

Note 10. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of December 31, 2019 and 2018, according to the fair value hierarchy:

	December 31, 2019(1)				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,351,767	$1,351,767	$—	$—	$1,462,989	$1,462,989
Senior secured second lien debt	—	—	248,253	248,253	—	—	323,365	323,365
Collateralized securities and structured products - debt	—	—	7,212	7,212	—	—	15,193	15,193
Collateralized securities and structured products - equity	—	—	14,182	14,182	—	—	14,827	14,827
Unsecured debt	—	—	4,900	4,900	—	—	—	—
Equity	6,842	—	56,886	63,728	7,323	—	29,076	36,399
Short term investments	29,527	—	—	29,527	12,537	—	—	12,537
Total Investments	$36,369	$—	$1,683,200	$1,719,569	$19,860	$—	$1,845,450	$1,865,310

(1) Excludes the Company's $31,265 investment in CION SOF and $14,238 investment in BCP Great Lakes Fund LP, which were measured at NAV.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2018	$1,462,989	$323,365	$15,193	$14,827	$—	$29,076	$1,845,450
Investments purchased(1)	529,939	28,250	—	—	4,900	33,668	596,757
Net realized loss	(19,528)	(2,738)	(475)	—	—	(2,037)	(24,778)
Net change in unrealized (depreciation) appreciation	(8,130)	2,203	—	(327)	(1)	(3,821)	(10,076)
Accretion of discount	14,734	1,346	—	—	1	—	16,081
Sales and principal repayments(1)	(628,237)	(104,173)	(7,506)	(318)	—	—	(740,234)
Ending balance, December 31, 2019	$1,351,767	$248,253	$7,212	$14,182	$4,900	$56,886	$1,683,200
Change in net unrealized depreciation on investments still held as of December 31, 2019(2)	$(20,908)	$(2,549)	$—	$(327)	$(1)	$(5,122)	$(28,907)
(1) Includes non-cash restructured securities.
(2) Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

	Year Ended December 31, 2018
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2017	$1,100,336	$333,944	$25,289	$18,525	$7,639	$16,277	$1,502,010
Investments purchased	1,135,574	128,644	—	—	—	13,737	1,277,955
Net realized (loss) gain	(243)	(5,916)	367	137	21	—	(5,634)
Net change in unrealized (depreciation) appreciation	(40,869)	(9,268)	122	(659)	14	(938)	(51,598)
Accretion of discount	15,133	2,888	362	—	4	—	18,387
Sales and principal repayments	(746,942)	(126,927)	(10,947)	(3,176)	(7,678)	—	(895,670)
Ending balance, December 31, 2018	$1,462,989	$323,365	$15,193	$14,827	$—	$29,076	$1,845,450
Change in net unrealized (depreciation) appreciation on investments still held as of December 31, 2018(1)	$(34,996)	$(14,160)	$295	$(1,086)	$—	$(1,111)	$(51,058)

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,115,676	Discounted Cash Flow	Discount Rates	5.0%	-	24.7%	10.0%
	225,310	Broker Quotes	Broker Quotes	N/A			N/A
	7,591	Market Comparable Approach	EBITDA Multiple	5.25x	-	9.00x	7.49x
	3,190	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	139,363	Discounted Cash Flow	Discount Rates	9.0%	-	14.9%	11.0%
	107,816	Broker Quotes	Broker Quotes	N/A			N/A
	1,074	Market Comparable Approach	EBITDA Multiple	5.25x	-	7.55x	7.55x
Collateralized securities and structured products - debt	7,212	Other(2)	Other(2)	N/A			N/A
Collateralized securities and structured products - equity	11,274	Discounted Cash Flow	Discount Rates	12.5%	-	16.0%	13.0%
	2,908	Other(2)	Other(2)	N/A			N/A
Unsecured debt	4,900	Discounted Cash Flow	Discount Rates	15.5%			N/A
Equity	33,230	Market Comparable Approach	EBITDA Multiple	4.50x	-	13.00x	7.18x
	9,456		Revenue Multiple	0.30x	-	3.50x	0.77x
	13,270	Discounted Cash Flow	Discount Rates	21.6%			N/A
	914	Broker Quotes	Broker Quotes	N/A			N/A
	16	Options Pricing Model	Expected Volatility	60.0%	-	92.0%	61.7%
Total	$1,683,200

(1)	Weighted average amounts are based on the estimated fair values.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

	December 31, 2018
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$959,417	Discounted Cash Flow	Discount Rates	3.0%	-	32.5%	10.6%
	497,641	Broker Quotes	Broker Quotes	N/A			N/A
	2,270	Market Comparable Approach	EBITDA Multiple	4.00x	-	5.00x	4.00x
	1,298		Revenue Multiple	0.15x	-	0.20x	0.18x
	2,363	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	170,578	Discounted Cash Flow	Discount Rates	9.6%	-	25.7%	11.9%
	145,734	Broker Quotes	Broker Quotes	N/A			N/A
	7,053	Market Comparable Approach	EBITDA Multiple	8.25x	-	9.25x	8.79x
Collateralized securities and structured products - debt	15,193	Discounted Cash Flow	Discount Rates	11.0%			N/A
Collateralized securities and structured products - equity	14,827	Discounted Cash Flow	Discount Rates	13.3%	-	15.0%	13.9%
Equity	24,077	Market Comparable Approach	EBITDA Multiple	4.00x	-	10.00x	7.96x
	3,236		Revenue Multiple	0.15x		1.25x	1.00x
	1,461	Broker Quotes	Broker Quotes	N/A			N/A
	302	Options Pricing Model	Expected Volatility	33.0%	-	110.7%	56.7%
Total	$1,845,450

(1)	Weighted average amounts are based on the estimated fair values.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

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
Note 11. General and Administrative Expense

General and administrative expense consisted of the following items for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Transfer agent expense	$1,289	$1,315	$1,284
Professional fees	996	1,480	1,182
Valuation expense	722	762	1,238
Accounting and administrative costs	567	637	590
Director fees and expenses	472	444	438
Insurance expense	421	408	411
Dues and subscriptions	343	667	837
Printing and marketing expense	102	273	374
Due diligence fees	61	182	165
Other expenses	84	282	597
Total general and administrative expense	$5,057	$6,450	$7,116

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

Note 12. Commitments and Contingencies

The Company entered into certain contracts with related and other parties that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not experienced claims or losses pursuant to these contracts and believes the risk of loss related to such indemnifications to be remote.

As of December 31, 2019 and 2018, the Company’s unfunded commitments were as follows:

Unfunded Commitments	December 31, 2019(1)	December 31, 2018(1)
Palmetto Solar, LLC	$19,142	$—
Mimeo.com, Inc.	11,500	13,000
Volta Charging, LLC	10,000	—
Independent Pet Partners Intermediate Holdings, LLC	7,852	—
Manna Pro Products, LLC	5,528	—
Foundation Consumer Healthcare, LLC	4,211	4,211
Lift Brands, Inc.	3,950	4,150
CircusTrix Holdings, LLC	2,892	5,573
Instant Web, LLC	2,704	2,704
Echo US Holdings, LLC	2,586	—
Moss Holding Company	2,232	2,232
Adapt Laser Acquisition, Inc.	2,000	1,500
Extreme Reach, Inc.	1,744	—
Adams Publishing Group, LLC	1,600	2,069
Anthem Sports & Entertainment Inc.	1,333	—
Teladoc, Inc.	1,250	1,250
AMCP Staffing Intermediate Holdings III, LLC	1,059	—
LAV Gear Holdings, Inc.	864	—
BCP Great Lakes Fund LP	792	—
Country Fresh Holdings, LLC	327	—
American Media, Inc.	128	1,778
TherapeuticsMD, Inc.	—	25,000
DFC Global Facility Borrower II LLC	—	5,317
Ministry Brands, LLC	—	2,924
Elemica, Inc.	—	2,500
Charming Charlie, LLC	—	1,938
Ivy Hill Middle Market Credit Fund VIII, Ltd.	—	1,111
Woodstream Corp.	—	559
OTG Management, LLC	—	514
Studio Movie Grill Holdings, LLC	—	468
PDI TA Holdings, Inc.	—	237
Achilles Acquisition, LLC	—	43
Total	$83,694	$79,078

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise.  For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2019 and 2018, refer to the table above and the consolidated schedules of investments. As of March 12, 2020, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $86,387.

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
Note 13. Fee Income

Fee income consists of commitment fees, amendment fees, capital structuring fees and administrative agent fees. The following table summarizes the Company’s fee income for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Amendment fees	$2,033	$984	$5,997
Capital structuring and other fees	1,731	280	—
Commitment fees	80	1,157	931
Administrative agent fees	55	55	—
Total	$3,899	$2,476	$6,928

Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

Note 14. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	Years Ended December 31,
	2019	2018	2017	2016	2015
Per share data:(1)
Net asset value at beginning of period	$8.69	$9.14	$9.11	$8.71	$9.22
Results of operations:
Net investment income(2)	0.77	0.79	0.78	0.47	0.32
Net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments and (loss) gain on foreign currency(3)	(0.31)	(0.51)	(0.03)	0.21	(0.17)
Net realized gain and net change in unrealized appreciation on total return swap	—	—	0.01	0.45	—
Net increase in net assets resulting from operations(3)	0.46	0.28	0.76	1.13	0.15
Shareholder distributions:
Distributions from net investment income	(0.75)	(0.73)	(0.68)	(0.45)	(0.32)
Distributions from net realized gains	—	—	(0.05)	(0.28)	(0.40)
Distributions in excess of net investment income(4)	—	—	—	—	(0.01)
Net decrease in net assets from shareholders' distributions	(0.75)	(0.73)	(0.73)	(0.73)	(0.73)
Capital share transactions:
Issuance of common stock above net asset value(5)	—	—	—	—	0.07
Repurchases of common stock(6)	—	—	—	—	—
Net increase in net assets resulting from capital share transactions	—	—	—	—	0.07
Net asset value at end of period	$8.40	$8.69	$9.14	$9.11	$8.71
Shares of common stock outstanding at end of period	113,381,145	112,709,239	115,781,751	109,787,557	103,814,361
Total investment return-net asset value(7)	5.55%	2.98%	8.76%	13.51%	2.13%
Net assets at beginning of period	$979,271	$1,058,691	$999,763	$904,326	$496,389
Net assets at end of period	$952,563	$979,271	$1,058,691	$999,763	$904,326
Average net assets	$967,323	$1,035,861	$1,026,998	$936,739	$719,358
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	9.03%	8.71%	8.50%	5.27%	3.46%
Ratio of gross operating expenses to average net assets(9)	11.76%	9.46%	6.34%	3.51%	3.90%
Ratio of expenses (before expense support from CIG and recoupment of expense support) to average net assets(10)	11.76%	9.46%	6.34%	3.44%	3.25%
Ratio of net expense recoupments to average net assets(11)	—	—	—	0.07%	0.65%
Ratio of net operating expenses to average net assets	11.76%	9.46%	6.34%	3.51%	3.90%
Portfolio turnover rate(12)	31.59%	52.46%	68.07%	29.78%	20.94%
Asset coverage ratio(13)	2.13	2.09	2.49	3.04	2.84

(1)	The per share data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 was derived by using the weighted average shares of common stock outstanding during each period.

(2)
Net investment income per share includes expense support recoupments by CIG of $0.01 and $0.06 per share for the years ended December 31, 2016 and 2015, respectively. There was no expense support recoupments by CIG for the years ended December 31, 2019, 2018 or 2017.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
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

(5)
The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the years ended December 31, 2019, 2018, 2017 and 2016.

(6)
Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

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

(8)
Excluding the impact of expense support from CIG and/or the recoupment of expense support by CIG during the period, the ratio of net investment income to average net assets would have been 5.34% and 4.11% for the years ended December 31, 2016 and 2015, respectively.

(9)	Ratio of gross operating expenses to average net assets does not include expense support provided by CIM or CIG and/or AIM, if any.

(10)	The ratio of gross expense recoupments by CIG to average net assets for the years ended December 31, 2016 and 2015 was 0.07% and 0.65%, respectively.

(11)
In order to record an obligation to reimburse CIM for expense support provided, the ratio of gross operating expenses to average net assets, when considering the recoupment, in the period in which recoupment is sought, cannot exceeded the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense. For the years ended December 31, 2019, 2018, 2017, 2016 and 2015, the ratio of gross operating expenses to average net assets, when considering recoupment of expense support, was 0.52%, 0.57%, 0.63%, 0.59% and 0.63%, respectively.

(12)
Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.

(13)
Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period (excluding unfunded commitments), divided by (ii) total senior securities outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treated the outstanding TRS notional amount at the end of the period, less the total amount of cash collateral posted by Flatiron under the TRS, as well as unfunded commitments, as senior securities.

Note 15. Income Taxes

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute substantially all of its taxable income to its shareholders. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to corporate level federal income tax or federal excise taxes. Accordingly, no federal income tax provision was required for the years ended December 31, 2019 or 2018.

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

As of December 31, 2019 and 2018, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	December 31, 2019	December 31, 2018
Paid-in-capital in excess of par value	$—	$(194)
Accumulated losses	—	194

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

These permanent differences are primarily due to the reclassification of nondeductible expenses. These reclassifications had no effect on net assets.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV and were as follows for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019		2018		2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	$84,772	100.0%	$83,483	100.0%	$81,134	98.9%
Realized long term capital gains	—	—	—	—	927	1.1%
Total	$84,772	100.0%	$83,483	100.0%	$82,061	100.0%

(1)	Includes net short term capital gains and realized gains on total return swap of $9, $3,828 and $5,484 for the years ended December 31, 2019, 2018 and 2017, respectively.

See Note 5, Distributions, for further information.

As of December 31, 2019 and 2018, the components of accumulated earnings on a tax basis were as follows:

	December 31, 2019	December 31, 2018
Undistributed ordinary income	$2,959	$7,127
Other accumulated losses	(1,810)	(2,933)
Undistributed long term capital gains	—	—
Net unrealized depreciation on investments and total return swap	(103,765)	(73,729)
	$(102,616)	$(69,535)

As of December 31, 2019, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $24,416; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $128,181; the net unrealized depreciation was $103,765; and the aggregate cost of securities for Federal income tax purposes was $1,868,837.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share amounts)

Note 16. Selected Quarterly Financial Data (unaudited)

The following is the selected quarterly financial data as of and for the years ended December 31, 2019 and 2018. The following information reflects all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment income	$51,171	$49,519	$49,775	$50,638
Net investment income	21,539	21,661	21,662	22,450
Net realized and unrealized (loss) gain on investments and foreign currency	(5,123)	(13,514)	(23,884)	7,053
Net increase (decrease) in net assets resulting from operations	16,416	8,147	(2,222)	29,503
Net increase (decrease) in net assets resulting from operations per share of common stock(1)	0.14	0.07	(0.02)	0.26
Net asset value per share of common stock at end of quarter	8.65	8.54	8.34	8.40
Weighted average shares of common stock outstanding	113,624,760	113,747,617	113,729,902	113,730,464

Quarter Ended	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Investment income	$41,162	$43,623	$54,417	$48,936
Net investment income	21,862	22,035	24,872	21,048
Net realized and unrealized loss on investments and foreign currency	(2,129)	(4,017)	(9,515)	(43,206)
Net increase (decrease) in net assets resulting from operations	19,733	18,018	15,357	(21,798)
Net increase (decrease) in net assets resulting from operations per share of common stock(1)	0.17	0.16	0.14	(0.19)
Net asset value per share of common stock at end of quarter	9.13	9.11	9.06	8.69
Weighted average shares of common stock outstanding	114,849,958	114,830,847	113,490,567	113,230,595

(1)
The sum of the quarterly amounts do not necessarily equal amounts reported for the years ended December 31, 2019 and 2018. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

In connection with the preparation of our annual consolidated financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2019, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III
We will file a Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our Definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

3.2
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

4.3	Description of Registrant's Securities.
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

10.4
Second Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of December 20, 2019, by and between CĪON Investment Corporation and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2019 (File No. 814-00941)).

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

Exhibit Number	Description of Document

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
Date: March 16, 2020
CĪON Investment Corporation
(Registrant)
By:  /s/ Michael A. Reisner
Michael A. Reisner
        Co-Chief Executive Officer
By:  /s/ Mark Gatto
Mark Gatto
        Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 16, 2020
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