Form 10-Q
period 2020-03-31
CION Investment Corp
filed 2020-05-15
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 11, 2020 was 113,311,389.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,690,015 and $1,692,879, respectively)	$1,516,653	$1,630,243
Non-controlled, affiliated investments (amortized cost of $89,622 and $88,700, respectively)	82,411	89,326
Controlled investments (amortized cost of $43,364 and $45,497, respectively)	38,556	45,503
Total investments, at fair value (amortized cost of $1,823,001 and $1,827,076, respectively)	1,637,620	1,765,072
Cash	3,727	6,135
Due from counterparty	5,146	3,281
Interest receivable on investments	16,784	15,261
Receivable due on investments sold and repaid	891	18,552
Dividends receivable on investments	1,412	1,106
Prepaid expenses and other assets	623	985
Total assets	$1,666,203	$1,810,392

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $3,769 and $4,457, respectively)	$803,090	$836,585
Payable for investments purchased	21,329	1,568
Accounts payable and accrued expenses	1,077	815
Interest payable	2,769	3,163
Accrued management fees	8,451	8,869
Accrued subordinated incentive fee on income	3,308	5,612
Accrued administrative services expense	321	1,217
Total liabilities	840,345	857,829

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
113,313,249 and 113,381,145 shares issued and outstanding, respectively	113	113
Capital in excess of par value	1,054,913	1,054,913
Accumulated distributable losses	(229,168)	(102,463)
Total shareholders' equity	825,858	952,563
Total liabilities and shareholders' equity	$1,666,203	$1,810,392
Net asset value per share of common stock at end of period	$7.29	$8.40
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$39,421	$47,145
Fee income	604	298
Paid-in-kind interest income	1,876	653
Dividend income	136	90
Non-controlled, affiliated investments
Interest income	798	399
Paid-in-kind interest income	783	24
Dividend income	475	2,562
Controlled investments
Dividend income	1,655	—
Total investment income	45,748	51,171
Operating expenses
Management fees	8,451	9,331
Administrative services expense	394	497
Subordinated incentive fee on income	3,308	5,375
General and administrative	1,470	1,389
Interest expense	10,464	13,040
Total operating expenses	24,087	29,632
Net investment income	21,661	21,539
Realized and unrealized losses
Net realized losses on:
Non-controlled, non-affiliated investments	(3,983)	(957)
Non-controlled, affiliated investments	(211)	—
Foreign currency	(2)	(3)
Net realized losses	(4,196)	(960)
Net change in unrealized depreciation on:
Non-controlled, non-affiliated investments	(110,726)	(3,629)
Non-controlled, affiliated investments	(7,837)	(421)
Controlled investments	(4,814)	—
Foreign currency	—	(113)
Net change in unrealized depreciation	(123,377)	(4,163)
Net realized and unrealized losses	(127,573)	(5,123)
Net (decrease) increase in net assets resulting from operations	$(105,912)	$16,416
Per share information—basic and diluted
Net (decrease) increase in net assets per share resulting from operations	$(0.93)	$0.14
Weighted average shares of common stock outstanding	113,700,146	113,624,760
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$21,661	$21,539
Net realized loss on investments	(4,194)	(957)
Net realized loss on foreign currency	(2)	(3)
Net change in unrealized depreciation on investments	(123,377)	(4,050)
Net change in unrealized depreciation on foreign currency translation	—	(113)
Net (decrease) increase in net assets resulting from operations	(105,912)	16,416
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(20,793)	(20,772)
Net decrease in net assets resulting from shareholders' distributions	(20,793)	(20,772)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $0 and $296, respectively	—	6,220
Reinvestment of shareholders' distributions	8,071	9,361
Repurchase of common stock	(8,071)	(9,361)
Net increase in net assets resulting from capital share transactions	—	6,220

Total (decrease) increase in net assets	(126,705)	1,864
Net assets at beginning of period	952,563	979,271
Net assets at end of period	$825,858	$981,135
Net asset value per share of common stock at end of period	$7.29	$8.65
Shares of common stock outstanding at end of period	113,313,249	113,401,873
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net (decrease) increase in net assets resulting from operations	$(105,912)	$16,416
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discount on investments	(5,181)	(3,017)
Proceeds from principal repayment of investments	182,814	95,142
Purchase of investments	(175,631)	(143,445)
Paid-in-kind interest and dividends capitalized	(3,270)	(3,239)
Increase in short term investments, net	(27,130)	(13,631)
Proceeds from sale of investments	27,584	106,861
Net realized loss on investments	4,194	957
Net unrealized depreciation on investments	123,377	4,050
Amortization of debt issuance costs	687	828
(Increase) decrease in due from counterparty	(1,865)	—
(Increase) decrease in interest receivable on investments	(828)	505
(Increase) decrease in dividends receivable	(306)	—
(Increase) decrease in receivable due on investments sold and repaid	17,661	(37,605)
(Increase) decrease in prepaid expenses and other assets	362	101
Increase (decrease) in payable for investments purchased	19,761	(3,891)
Increase (decrease) in accounts payable and accrued expenses	262	(71)
Increase (decrease) in interest payable	(394)	(264)
Increase (decrease) in accrued management fees	(418)	23
Increase (decrease) in accrued administrative services expense	(896)	(816)
Increase (decrease) in subordinated incentive fee on income payable	(2,304)	2,771
Net cash provided by operating activities	52,567	21,675
Financing activities:
Gross proceeds from issuance of common stock	—	6,516
Commissions and dealer manager fees paid	—	(296)
Repurchase of common stock	(8,071)	(9,361)
Shareholders' distributions paid	(12,722)	(11,411)
Repayments under financing arrangements	(75,300)	(73,500)
Borrowings under financing arrangements	41,118	57,500
Debt issuance costs paid	—	(1,421)
Net cash used in financing activities	(54,975)	(31,973)
Net decrease in cash and restricted cash	(2,408)	(10,298)
Cash and restricted cash, beginning of period	6,135	17,579
Cash and restricted cash, end of period	$3,727	$7,281

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,161	$12,472
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$8,071	$9,361
Restructuring of portfolio investment	$—	$2,200
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 154.3%
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022(o)	1 Month LIBOR	Retail	$14,191	$12,765	$13,127
Adams Publishing Group, LLC, L+750, 1.75% LIBOR Floor, 7/2/2023(o)(q)	3 Month LIBOR	Media: Advertising, Printing & Publishing	13,238	13,138	12,708
Adapt Laser Acquisition, Inc., L+800, 1.00% LIBOR Floor, 12/31/2023(o)	3 Month LIBOR	Capital Equipment	11,550	11,550	10,049
Adapt Laser Acquisition, Inc., 0.50% Unfunded, 12/31/2023	None	Capital Equipment	2,000	—	(260)
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,850	9,689	8,225
AIS Holdco, LLC, L+500, 0.00% LIBOR Floor, 8/15/2025(p)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	5,347	5,290	4,251
Alchemy US Holdco 1, LLC, L+550, 10/10/2025(j)(p)	1 Month LIBOR	Construction & Building	13,215	13,063	11,695
Allen Media, LLC, L+550, 0.00% LIBOR Floor, 2/10/2027(p)(q)	3 Month LIBOR	Media: Diversified & Production	25,000	25,000	22,625
ALM Media, LLC, L+650, 1.00% LIBOR Floor, 11/25/2024(o)(q)	1 Month LIBOR	Media: Advertising, Printing & Publishing	19,750	19,378	18,960
AMCP Staffing Intermediate Holdings III, LLC, L+675, 1.50% LIBOR Floor, 9/24/2025(r)	3 Month LIBOR	Services: Business	9,975	9,921	9,476
AMCP Staffing Intermediate Holdings III, LLC, L+675, 1.50% LIBOR Floor, 9/24/2025	3 Month LIBOR	Services: Business	995	998	946
AMCP Staffing Intermediate Holdings III, LLC, 0.50% Unfunded, 9/24/2025	None	Services: Business	603	(3)	(30)
American Clinical Solutions LLC, 7.00%, 12/31/2022	None	Healthcare & Pharmaceuticals	3,500	3,403	3,080
American Clinical Solutions LLC, 2.00%, 12/31/2022(x)	None	Healthcare & Pharmaceuticals	6,030	4,346	1,658
American Media, LLC, L+775, 0.00% LIBOR Floor, 12/31/2023(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	12,952	12,696	12,563
American Media, LLC, L+775, 0.00% LIBOR Floor, 12/31/2023	3 Month LIBOR	Media: Advertising, Printing & Publishing	1,532	1,539	1,486
American Media, LLC, 0.50% Unfunded, 12/31/2023	None	Media: Advertising, Printing & Publishing	170	(40)	(5)
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(o)(p)(r)	3 Month LIBOR	Telecommunications	19,540	18,626	14,655
Analogic Corp., L+525, 1.00% LIBOR Floor, 6/21/2024(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,988	4,911	4,838
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024(o)(x)	3 Month LIBOR	Media: Diversified & Production	12,263	12,114	11,252
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024	3 Month LIBOR	Media: Diversified & Production	833	833	812
Anthem Sports & Entertainment Inc., 0.50% Unfunded, 9/9/2024	None	Media: Diversified & Production	1,333	—	(33)
APC Automotive Technologies, LLC, L+500, 1.00% LIBOR Floor, 5/10/2025(p)(q)	3 Month LIBOR	Automotive	8,901	8,575	7,677
APC Automotive Technologies, LLC, L+500, 1.00% LIBOR Floor, 5/10/2024(p)(t)(x)	3 Month LIBOR	Automotive	2,773	2,624	153
APCO Holdings, LLC, L+550, 0.00% LIBOR Floor, 6/9/2025(p)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	10,827	10,738	10,394
Ascent Resources - Marcellus, LLC, L+650, 1.00% LIBOR Floor, 3/30/2023(p)	1 Month LIBOR	Energy: Oil & Gas	712	712	712
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(p)(q)	1 Month LIBOR	Construction & Building	14,652	14,152	12,985
Avison Young (USA) Inc., L+500, 0.00% LIBOR Floor, 1/31/2026(h)(p)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	9,875	9,701	8,838
Bi-Lo, LLC, L+800, 1.00% LIBOR Floor, 5/31/2024(p)(q)	3 Month LIBOR	Retail	18,864	18,127	18,204
BK Medical Holding Company, Inc., L+525, 1.00% LIBOR Floor, 6/22/2024(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,953	4,850
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023(q)(r)	3 Month LIBOR	Aerospace & Defense	31,980	31,728	29,741
Cardinal US Holdings, Inc., L+500, 1.00% LIBOR Floor, 7/31/2023(p)	3 Month LIBOR	Services: Business	8,288	7,920	7,252
CB URS Holdings Corp., L+575, 1.00% LIBOR Floor, 9/1/2024(p)(r)	1 Month LIBOR	Transportation: Cargo	16,278	16,200	13,022
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021(p)(r)	1 Month LIBOR	Services: Consumer	19,365	19,371	15,076
Charming Charlie LLC, 20.00%, 5/15/2020(t)(u)	None	Retail	777	657	404
Charming Charlie LLC, L+1200, 1.00% LIBOR Floor, 4/24/2023(t)(u)(x)	1 Month LIBOR	Retail	2,936	—	—
Charming Charlie LLC, L+1200, 1.00% LIBOR Floor, 4/24/2023(t)(u)(x)	1 Month LIBOR	Retail	3,595	—	—
CHC Solutions Inc., 12.00%, 7/20/2023(x)	None	Healthcare & Pharmaceuticals	7,422	7,422	7,200
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(q)(r)(y)	1 Month LIBOR	Hotel, Gaming & Leisure	17,896	17,749	16,643
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(y)	1 Month LIBOR	Hotel, Gaming & Leisure	2,424	2,424	2,254
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/16/2021	None	Hotel, Gaming & Leisure	2,898	—	(203)
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023	3 Month LIBOR	Beverage, Food & Tobacco	1,020	980	990
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023	3 Month LIBOR	Beverage, Food & Tobacco	414	414	401
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2026(o)(q)(r)	3 Month LIBOR	Chemicals, Plastics & Rubber	30,000	29,709	28,800
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2025	3 Month LIBOR	Chemicals, Plastics & Rubber	250	248	240
Coyote Buyer, LLC, 0.50% Unfunded, 2/6/2025	None	Chemicals, Plastics & Rubber	2,250	(23)	(90)
Crown Subsea Communications Holdings, Inc., L+600, 0.00% LIBOR Floor, 11/2/2025(p)	1 Month LIBOR	Capital Equipment	4,581	4,503	4,352
David's Bridal, LLC, L+600, 1.00% LIBOR Floor, 6/30/2023(x)	3 Month LIBOR	Retail	710	600	630
Deluxe Entertainment Services, Inc., L+650, 1.00% LIBOR Floor, 3/25/2024(j)(o)(u)(x)	3 Month LIBOR	Media: Diversified & Production	23,985	23,984	25,543
DMT Solutions Global Corp., L+700, 0.00% LIBOR Floor, 7/2/2024(p)(r)	3 Month LIBOR	Services: Business	18,250	17,838	16,790
Eagle Family Foods Group LLC, L+650, 1.00% LIBOR Floor, 6/14/2024(r)	6 Month LIBOR	Beverage, Food & Tobacco	14,738	14,488	14,222
Entertainment Studios P&A LLC, 6.35%, 5/18/2037(l)	None	Media: Diversified & Production	14,448	14,346	13,437
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(l)	None	Media: Diversified & Production	—	—	1,656
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(p)(r)	1 Month LIBOR	Capital Equipment	27,375	27,150	25,185
ES Chappaquiddick LLC, 10.00%, 5/18/2022	None	Media: Diversified & Production	925	925	946
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(h)(q)	6 Month LIBOR	High Tech Industries	10,050	9,832	6,784
Extreme Reach, Inc., L+750, 0.00% LIBOR Floor, 3/29/2024(q)	1 Month LIBOR	Media: Diversified & Production	16,809	16,739	16,137
Extreme Reach, Inc., L+750, 0.00% LIBOR Floor, 3/29/2024(q)	1 Month LIBOR	Media: Diversified & Production	1,744	1,736	1,674
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022(t)(u)(x)	1 Month LIBOR	Media: Diversified & Production	1,185	1,125	—
Flavors Holdings Inc., L+575, 1.00% LIBOR Floor, 4/3/2020(o)(q)	3 Month LIBOR	Consumer Goods: Non-Durable	13,388	13,384	13,288
Foundation Consumer Healthcare, LLC, L+550, 1.00% LIBOR Floor, 11/2/2023(o)(q)(r)	3 Month LIBOR	Healthcare & Pharmaceuticals	40,799	40,511	40,595
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	4,211	(19)	(21)
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023(h)(o)(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	30,000	29,801	28,463
Geo Parent Corp., L+525, 0.00% LIBOR Floor, 12/19/2025(p)	1 Month LIBOR	Services: Business	14,850	14,720	14,033
Geon Performance Solutions, LLC, L+625, 1.63% LIBOR Floor, 10/25/2024(o)(q)	1 Month LIBOR	Chemicals, Plastics & Rubber	17,370	17,263	16,328
Geon Performance Solutions, LLC, L+625, 1.63% LIBOR Floor, 10/25/2024	1 Month LIBOR	Chemicals, Plastics & Rubber	550	550	517
Geon Performance Solutions, LLC, 0.50% Unfunded, 10/25/2024	None	Chemicals, Plastics & Rubber	2,037	—	(122)
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023(p)(r)	3 Month LIBOR	Services: Business	12,969	12,928	9,013
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,737	4,638	4,275
Hilliard, Martinez & Gonzales, LLP, L+1800, 2.00% LIBOR Floor, 12/17/2022(x)	1 Month LIBOR	Services: Consumer	15,098	14,964	14,834
Homer City Generation, L.P., L+1100, 1.00% LIBOR Floor, 4/5/2023(o)(t)	3 Month LIBOR	Energy: Oil & Gas	14,407	13,916	7,564
HUMC Holdco, LLC, 9.00%, 6/26/2020	None	Healthcare & Pharmaceuticals	10,000	9,988	9,600
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(p)	1 Month LIBOR	Energy: Oil & Gas	9,736	9,458	9,030
Hyperion Materials & Technologies, Inc., L+550, 1.00% LIBOR Floor, 8/28/2026(o)	1 Month LIBOR	Chemicals, Plastics & Rubber	9,975	9,786	9,127
Independent Pet Partners Intermediate Holdings, LLC, L+900, 1.00% LIBOR Floor, 11/19/2023	3 Month LIBOR	Retail	12,553	12,465	11,486
Independent Pet Partners Intermediate Holdings, LLC, 1.00% Unfunded, 11/19/2023	None	Retail	7,363	(74)	(626)
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/23/2022(o)	1 Month LIBOR	Services: Business	6,820	6,708	6,820
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(p)(q)(r)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,716	15,703	13,987
Instant Web, LLC, L+650, 1.00% LIBOR Floor, 12/15/2022(o)(q)(r)	1 Month LIBOR	Media: Advertising, Printing & Publishing	37,683	37,613	34,668
Instant Web, LLC, L+650, 1.00% LIBOR Floor, 12/15/2022	1 Month LIBOR	Media: Advertising, Printing & Publishing	2,704	2,704	2,555
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(p)	3 Month LIBOR	Beverage, Food & Tobacco	13,673	13,563	7,520
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2022(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	11,780	11,694	11,161
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023(r)	1 Month LIBOR	Telecommunications	13,630	13,630	13,494
Jenny C Acquisition, Inc., L+1050, 0.00% LIBOR Floor, 10/1/2024(o)(x)	6 Month LIBOR	Services: Consumer	9,906	9,822	8,887
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(p)	3 Month LIBOR	Beverage, Food & Tobacco	15,940	15,643	11,955
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(t)(x)	1 Month LIBOR	Chemicals, Plastics & Rubber	7,719	7,032	1,467
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(t)(x)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,337	—	—
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(p)(r)(t)	6 Month LIBOR	Consumer Goods: Durable	8,238	7,969	4,613
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 12/29/2020(q)	1 Month LIBOR	High Tech Industries	3,441	3,435	3,407
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 12/29/2020(h)	1 Month EURIBOR	High Tech Industries	€3,619	4,058	3,952
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024(o)(q)	3 Month LIBOR	Services: Business	19,814	19,572	18,105
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024(q)	3 Month LIBOR	Services: Business	4,276	4,221	3,907
LAV Gear Holdings, Inc., 1.00% Unfunded, 4/7/2021	None	Services: Business	864	(8)	(75)
LD Intermediate Holdings, Inc., L+588, 1.00% LIBOR Floor, 12/9/2022(j)(p)	3 Month LIBOR	High Tech Industries	11,516	11,291	11,199
LGC US Finco, LLC, L+650, 1.00% LIBOR Floor, 12/20/2025(o)	1 Month LIBOR	Capital Equipment	9,975	9,683	9,676
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023(o)(q)(r)(x)	3 Month LIBOR	Services: Consumer	43,403	42,776	36,893
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023	3 Month LIBOR	Services: Consumer	2,500	2,500	2,125
Lift Brands, Inc., 1.00% Unfunded, 4/16/2023	None	Services: Consumer	2,500	—	(375)
Longview Power, LLC, L+600, 1.00% LIBOR Floor, 4/13/2021(o)(t)	3 Month LIBOR	Energy: Oil & Gas	17,745	16,454	8,695
Manna Pro Products, LLC, L+600, 0.00% LIBOR Floor, 12/8/2023(o)	1 Month LIBOR	Retail	3,431	3,431	3,396
Manna Pro Products, LLC, L+600, 0.00% LIBOR Floor, 12/8/2023	1 Month LIBOR	Retail	1,115	1,115	1,104
Manna Pro Products, LLC, 1.00% Unfunded, 5/31/2021	None	Retail	4,413	—	(44)
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023(o)(r)	3 Month LIBOR	Services: Business	22,310	22,310	21,418
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023	3 Month LIBOR	Services: Business	3,000	3,000	2,880
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Mimeo.com, Inc., 0.25% Unfunded, 12/21/2020	None	Services: Business	10,000	—	(400)
Moss Holding Company, L+625, 1.00% LIBOR Floor, 4/17/2023(o)(q)	3 Month LIBOR	Services: Business	19,657	19,430	18,477
Moss Holding Company, 6.25% Unfunded, 4/17/2023	None	Services: Business	106	—	(6)
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	2,126	—	(128)
Moxie Patriot LLC, L+575, 1.00% LIBOR Floor, 12/19/2020(p)	3 Month LIBOR	Energy: Oil & Gas	9,774	9,768	9,371
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 10/17/2022(t)	3 Month LIBOR	Metals & Mining	3,574	3,572	384
Murray Energy Corp., L+1100, 2.00% LIBOR Floor, 7/29/2020	1 Month LIBOR	Metals & Mining	662	646	600
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(q)(r)	3 Month LIBOR	Media: Advertising, Printing & Publishing	14,664	14,569	14,224
One Call Corp., L+525, 1.00% LIBOR Floor, 11/25/2022(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	3,901	3,749	3,628
Optio Rx, LLC, L+700, 0.00% LIBOR Floor, 6/28/2024(q)(r)	3 Month LIBOR	Healthcare & Pharmaceuticals	19,950	19,950	19,850
Palmetto Solar, LLC, 12.00%, 12/12/2024	None	High Tech Industries	4,979	4,699	4,655
Palmetto Solar, LLC, 0.75% Unfunded, 12/12/2021	None	High Tech Industries	15,021	—	(976)
PFS Holding Corp., L+350, 1.00% LIBOR Floor, 1/31/2021(p)	3 Month LIBOR	Retail	3,097	2,815	2,795
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(p)	6 Month LIBOR	Consumer Goods: Non-Durable	4,875	4,834	4,485
Pixelle Specialty Solutions LLC, L+650, 1.00% LIBOR Floor, 10/31/2024(p)	1 Month LIBOR	Forest Products & Paper	20,644	20,220	19,818
Plano Molding Company, LLC, L+750, 1.00% LIBOR Floor, 5/12/2021(o)	1 Month LIBOR	Consumer Goods: Non-Durable	5,995	5,969	5,680
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(o)(p)	3 Month LIBOR	Chemicals, Plastics & Rubber	19,750	19,424	16,195
Polymer Process Holdings, Inc., L+600, 0.00% LIBOR Floor, 5/1/2026(p)	1 Month LIBOR	Chemicals, Plastics & Rubber	19,838	19,478	18,846
Rhino Energy LLC, L+1000, 1.00% LIBOR Floor, 12/27/2022(r)	1 Month LIBOR	Metals & Mining	10,043	9,825	9,240
SCIH Salt Intermediate Holdings Inc., L+450, 1.00% LIBOR Floor, 3/16/2027	3 Month LIBOR	Metals & Mining	10,000	9,900	9,200
Securus Technologies Holdings, Inc., L+450, 1.00% LIBOR Floor, 11/1/2024(p)	6 Month LIBOR	Telecommunications	3,980	2,931	3,865
SEK Holding Co LLC, L+1150, 0.00% LIBOR Floor, 3/14/2022(o)(x)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	15,552	15,301	14,164
Sequoia Healthcare Management, LLC, 12.75%, 8/21/2023(o)(q)	None	Healthcare & Pharmaceuticals	8,954	8,888	7,969
SIMR, LLC, L+1700, 2.00% LIBOR Floor, 9/7/2023(o)(u)(x)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,319	15,095	14,361
Smart & Final Inc., L+675, 0.00% LIBOR Floor, 6/20/2025(p)	1 Month LIBOR	Retail	9,925	9,092	9,429
Sorenson Communications, LLC, L+650, 0.00% LIBOR Floor, 4/30/2024(j)(p)	3 Month LIBOR	Telecommunications	14,144	13,722	13,278
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 6/30/2021(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,623	12,616	11,487
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 6/30/2021(o)(x)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,043	1,043	991
Spinal USA, Inc. / Precision Medical Inc., L+950, 1.00% LIBOR Floor, 6/30/2021(o)(x)	3 Month LIBOR	Healthcare & Pharmaceuticals	557	493	507
Stats Intermediate Holdings, LLC, L+525, 0.00% LIBOR Floor, 7/12/2026(p)	6 Month LIBOR	High Tech Industries	9,975	9,772	8,903
Teladoc, Inc., 0.50% Unfunded, 7/14/2020	None	High Tech Industries	1,250	(4)	—
Telestream Holdings Corp., L+645, 1.00% LIBOR Floor, 3/24/2022(k)(o)	3 Month LIBOR	High Tech Industries	8,746	8,656	8,484
Tenere Inc., L+1000, 1.00% LIBOR Floor, 12/23/2021(o)(q)	3 Month LIBOR	Capital Equipment	28,080	27,835	28,080
Tensar Corp., L+475, 1.00% LIBOR Floor, 7/9/2021	3 Month LIBOR	Chemicals, Plastics & Rubber	12,980	12,686	12,850
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
The Pasha Group, L+750, 1.00% LIBOR Floor, 1/26/2023(q)	2 Month LIBOR	Transportation: Cargo	5,451	5,348	5,369
The Pay-O-Matic Corp., L+900, 0.00% LIBOR Floor, 4/5/2021(g)(o)	3 Month LIBOR	Services: Consumer	9,037	9,004	8,857
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021(h)	1 Month LIBOR	Healthcare & Pharmaceuticals	12,974	12,949	12,017
Volta Charging, LLC, 12.00%, 6/19/2024	None	Media: Diversified & Production	10,000	10,000	10,000
Volta Charging, LLC, 12.00%, 6/19/2024	None	Media: Diversified & Production	6,150	6,117	6,150
Volta Charging, LLC, 0.00% Unfunded, 6/19/2021(s)	None	Media: Diversified & Production	5,850	—	—
West Dermatology Management Holdings, LLC, L+600, 0.00% LIBOR Floor, 2/11/2025(q)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,503	9,412	9,123
West Dermatology Management Holdings, LLC, L+600, 0.00% LIBOR Floor, 2/11/2025	3 Month LIBOR	Healthcare & Pharmaceuticals	1,657	1,642	1,591
West Dermatology Management Holdings, LLC, 0.75% Unfunded, 2/11/2022	None	Healthcare & Pharmaceuticals	8,840	(42)	(354)
Winebow Holdings, Inc., L+375, 1.00% LIBOR Floor, 7/1/2021(j)(q)	1 Month LIBOR	Beverage, Food & Tobacco	5,984	5,528	5,371
Wok Holdings Inc., L+650, 0.00% LIBOR Floor, 3/1/2026(p)	6 Month LIBOR	Beverage, Food & Tobacco	12,870	12,710	10,441
Woodstream Corp., L+600, 1.00% LIBOR Floor, 5/29/2022(r)	1 Month LIBOR	Consumer Goods: Non-Durable	9,267	9,267	9,151
Woodstream Corp., L+600, 1.00% LIBOR Floor, 5/29/2022	1 Month LIBOR	Consumer Goods: Non-Durable	559	559	552
Total Senior Secured First Lien Debt				1,396,530	1,274,325
Senior Secured Second Lien Debt - 24.3%
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022(o)(q)	6 Month LIBOR	High Tech Industries	13,800	13,636	13,179
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(q)	3 Month LIBOR	Services: Business	17,250	17,129	15,956
Albany Molecular Research, Inc., L+700, 1.00% LIBOR Floor, 8/30/2025(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,847	9,563
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2022(o)	3 Month LIBOR	Construction & Building	5,180	5,148	4,850
Carestream Health, Inc., L+950, 1.00% LIBOR Floor, 6/7/2021(q)(x)	6 Month LIBOR	Healthcare & Pharmaceuticals	10,689	10,689	10,048
Country Fresh Holdings, LLC, L+850, 1.00% LIBOR Floor, 4/29/2024(x)	3 Month LIBOR	Beverage, Food & Tobacco	2,081	2,081	1,977
Dayton Superior Corp., L+700, 2.00% LIBOR Floor, 12/4/2024	3 Month LIBOR	Construction & Building	1,504	1,504	1,428
Deluxe Entertainment Services Inc., L+850, 1.00% LIBOR Floor, 9/25/2024(p)(u)(x)	3 Month LIBOR	Media: Diversified & Production	10,077	9,872	8,503
EagleTree-Carbide Acquisition Corp., L+850, 1.00% LIBOR Floor, 8/28/2025(o)(q)	3 Month LIBOR	Consumer Goods: Durable	25,000	24,705	24,250
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(h)(p)(t)	3 Month LIBOR	High Tech Industries	9,999	7,886	1,800
Global Tel*Link Corp., L+825, 0.00% LIBOR Floor, 11/29/2026(q)	3 Month LIBOR	Telecommunications	11,500	11,316	10,925
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026(o)	3 Month LIBOR	Services: Business	11,891	11,662	9,513
Medical Solutions Holdings, Inc., L+838, 1.00% LIBOR Floor, 6/16/2025(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,881	9,400
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026(r)	3 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,692	5,805
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(o)(q)	2 Month LIBOR	Services: Business	7,000	6,946	6,650
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024(h)(p)	1 Month EURIBOR	Chemicals, Plastics & Rubber	€7,489	7,991	8,137
Patterson Medical Supply, Inc., L+850, 1.00% LIBOR Floor, 8/28/2023(o)(y)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,500	13,425	11,138
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	10,000	9,868	8,750
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022(t)	3 Month LIBOR	Retail	4,998	4,155	—
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2024(x)	3 Month LIBOR	Telecommunications	3,158	3,055	1,184
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025	1 Month LIBOR	Telecommunications	2,942	2,916	2,424
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025(o)	1 Month LIBOR	Services: Business	13,393	13,132	11,116
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(o)(t)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,594	8,014
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/14/2026(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,876	13,200
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023(o)(q)	3 Month LIBOR	High Tech Industries	3,445	3,401	3,355
Total Senior Secured Second Lien Debt				234,407	201,165
Collateralized Securities and Structured Products - Equity - 1.3%
APIDOS CLO XVI Subordinated Notes, 0.00% Estimated Yield, 1/19/2025(h)	(f)	Diversified Financials	9,000	3,671	2,088
CENT CLO 19 Ltd. Subordinated Notes, 0.00% Estimated Yield, 10/29/2025(h)	(f)	Diversified Financials	2,000	1,163	85
Galaxy XV CLO Ltd. Class A Subordinated Notes, 5.76% Estimated Yield, 4/15/2025(h)	(f)	Diversified Financials	4,000	2,175	777
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026(h)	(f)	Diversified Financials	10,000	9,277	8,022
Total Collateralized Securities and Structured Products - Equity				16,286	10,972
Unsecured Debt - 0.6%
WPLM Acquisition Corp., 15.00%, 11/24/2025(x)	None	Media: Advertising, Printing & Publishing	5,000	4,905	4,800
Total Unsecured Debt				4,905	4,800
Equity - 10.9%
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(s)		Media: Diversified & Production	769 Units	205	95
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(s)		Media: Diversified & Production	135 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(s)		Media: Diversified & Production	2,508 Units	—	—
Ascent Resources - Marcellus, LLC, Common Shares(s)		Energy: Oil & Gas	511,255 Units	1,642	495
Ascent Resources - Marcellus, LLC, Warrants(s)		Energy: Oil & Gas	132,367 Units	13	2
Avaya Holdings Corp., Common Stock(i)(p)(s)		Telecommunications	321,260 Units	5,285	2,599
BCP Great Lakes Fund LP, Partnership Interests (31.7% ownership)(h)(v)		Diversified Financials	N/A	12,075	10,884
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend(w)		Healthcare & Pharmaceuticals	2,727,273 Units	5,274	4,500
CION SOF Funding, LLC, Membership Interests (87.5% ownership)(h)(v)		Diversified Financials	N/A	31,289	27,672
Conisus Holdings, Inc., Series B Preferred Stock, 12% Dividend(u)(w)		Healthcare & Pharmaceuticals	12,677,833 Units	13,690	13,877
Conisus Holdings, Inc., Common Stock(s)(u)		Healthcare & Pharmaceuticals	4,914,556 Units	200	2,991
Country Fresh Holdings, LLC, Common Stock(s)		Beverage, Food & Tobacco	2,985 Units	5,249	1,417
David's Bridal, Inc., Series A Preferred Stock(s)		Retail	1,396 Units	140	143
David's Bridal, Inc., Series B Preferred Stock(s)		Retail	4,183 Units	410	104
David's Bridal, Inc., Common Stock(s)		Retail	39,423 Units	—	—
David's Bridal, Inc., Reallocation Rights(s)		Retail	7,500 Units	—	—
Dayton HoldCo, LLC, Common Stock(s)		Construction & Building	37,264 Units	4,136	4,913
DESG Holdings, Inc., Common Stock(j)(p)(s)(u)		Media: Diversified & Production	1,268,143 Units	13,662	13,671
HDNet Holdco LLC, Preferred Unit Call Option(s)		Media: Diversified & Production	1 Unit	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2020
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(s)	Retail	1,000,000 Units	1,000	800
Independent Pet Partners Intermediate Holdings, LLC, Warrants(s)	Retail	155,880 Units	—	—
Mooregate ITC Acquisition, LLC, Class A Units(s)	High Tech Industries	500 Units	563	68
Mount Logan Capital Inc., Common Stock(h)(i)(s)(u)	Banking, Finance, Insurance & Real Estate	980,284 Units	3,335	2,091
NS NWN Acquisition, LLC, Voting Units(s)	High Tech Industries	346 Units	393	443
NS NWN Acquisition, LLC, Class A Preferred Units(s)	High Tech Industries	111 Units	111	331
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(s)	Consumer Goods: Durable	1,575 Units	1,000	218
Palmetto Solar, LLC, Warrants(s)	High Tech Industries	346,694 Units	295	170
Rhino Energy LLC, Warrants(s)	Metals & Mining	170,972 Units	280	13
SIMR Parent, LLC, Class B Common Units(s)(u)	Healthcare & Pharmaceuticals	12,283,000 Units	8,002	970
Spinal USA, Inc. / Precision Medical Inc., Warrants(s)	Healthcare & Pharmaceuticals	14,181,915 Units	5,806	—
Tenere Inc., Warrants(s)	Capital Equipment	N/A	161	1,234
Total Equity			114,216	89,701
Short Term Investments - 6.9%(m)
First American Treasury Obligations Fund, Class Z Shares, 0.28%(n)			56,657	56,657
Total Short Term Investments			56,657	56,657
TOTAL INVESTMENTS - 198.3%			$1,823,001	1,637,620
LIABILITIES IN EXCESS OF OTHER ASSETS - (98.3%)				(811,762)
NET ASSETS - 100%				$825,858

a.
All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note x. below, investments do not contain a paid-in-kind, or PIK, interest provision.

b.
The 1, 2, 3, and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.99%, 1.26%, 1.45%, and 1.18%, respectively, as of March 31, 2020.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2020, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2020. The 1 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.39%) as of March 31, 2020.

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

h.
The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2020, 92.5% of the Company’s total assets represented qualifying assets.

i.	Fair value determined using level 1 inputs.

j.	Position or a portion thereof unsettled as of March 31, 2020.

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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2020
(in thousands)

n.	7-day effective yield as of March 31, 2020.

o.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of March 31, 2020 (see Note 8).

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank, N.A., or Citibank, as of March 31, 2020 (see Note 8).

q.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of March 31, 2020 (see Note 8).

r.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street Funding, LLC, or 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with Morgan Stanley N.A., or MS, as of March 31, 2020 (see Note 8).

s.	Non-income producing security.

t.	Investment or a portion thereof was on non-accrual status as of March 31, 2020.

u.
Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2019 and March 31, 2020, along with transactions during the three months ended March 31, 2020 in these affiliated investments, are as follows:

		Three Months Ended March 31, 2020				Three Months Ended March 31, 2020
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2019	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2020	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
Charming Charlie, LLC
First Lien Term Loan B1	$—	$—	$—	$—	$—	$—	$—	$—
First Lien Term Loan B2	—	—	—	—	—	—	(1)	—
Vendor Payment Financing Facility	472	7	(104)	29	404	—	7	—
Conisus Holdings, Inc.
Series B Preferred Stock(w)	13,270	475	—	132	13,877	—	—	475
Common Stock	1,426	—	—	1,565	2,991	—	—	—
DESG Holdings, Inc.
First Lien Term Loan	28,978	329	—	(3,764)	25,543	—	505	—
Second Lien Term Loan	9,717	196	—	(1,410)	8,503	—	270	—
Common Stock	14,763	—	—	(1,092)	13,671	—	—	—
F+W Media, Inc.
First Lien Term Loan B-1	—	—	—	—	—	—	—	—
Mount Logan Capital Inc.
Common Stock	2,505	—	—	(414)	2,091	—	—	—
SIMR, LLC
First Lien Term Loan	14,205	242	—	(86)	14,361	—	800	—
SIMR Parent, LLC
Class B Common Units	3,980	—	—	(3,010)	970	—	—	—
Petroflow Energy Corp.
First Lien Term Loan	10	—	(223)	213	—	(211)	—	—
Totals	$89,326	$1,249	$(327)	$(7,837)	$82,411	$(211)	$1,581	$475

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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2020
(in thousands)

(3)	Includes PIK interest income.

v.
Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2019 and March 31, 2020, along with transactions during the three months ended March 31, 2020 in these controlled investments are as follows:

		Three Months Ended March 31, 2020				Three Months Ended March 31, 2020
Controlled Investments	Fair Value at December 31, 2019	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2020	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
BCP Great Lakes Fund LP
Membership Interests	$14,238	$87	$(2,220)	$(1,221)	$10,884	$—	$—	$243
CION SOF Funding, LLC
Membership Interests	31,265	—	—	(3,593)	27,672	—	—	1,412
Totals	$45,503	$87	$(2,220)	$(4,814)	$38,556	$—	$—	$1,655

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

(3)	Includes PIK interest income.

w.	For the three months ended March 31, 2020, non-cash dividend income of $475 and $135 was recorded on the Company's investment in Conisus Holdings, Inc. and CHC Medical Partners, Inc., respectively.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2020
(in thousands)

x.
For the three months ended March 31, 2020, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
American Clinical Solutions LLC	Senior Secured First Lien Debt	—	2.00%	2.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	8.20%	2.75%	10.95%
APC Automotive Technologies, LLC	Senior Secured First Lien Debt	5.38%	1.34%	6.72%
Carestream Health, Inc.	Senior Secured Second Lien Debt	10.57%	1.00%	11.57%
Charming Charlie, LLC	Senior Secured First Lien Debt	7.05%	5.00%	12.05%
Charming Charlie, LLC	Senior Secured First Lien Debt	3.05%	9.00%	12.05%
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
Country Fresh Holdings, LLC	Senior Secured Second Lien Debt	—	9.95%	9.95%
David's Bridal, LLC	Senior Secured First Lien Debt	1.00%	6.65%	7.65%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	6.45%	1.50%	7.95%
Deluxe Entertainment Services, Inc.	Senior Secured Second Lien Debt	7.45%	2.50%	9.95%
F+W Media, Inc.	Senior Secured First Lien Debt	—	8.21%	8.21%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	20.00%	20.00%
Jenny C Acquisition, Inc.	Senior Secured First Lien Debt	—	12.56%	12.56%
KLO Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	9.38%	9.38%
Lift Brands, Inc.	Senior Secured First Lien Debt	8.45%	1.00%	9.45%
Premiere Global Services, Inc.	Senior Secured Second Lien Debt	0.50%	10.85%	11.35%
SEK Holding Co LLC	Senior Secured First Lien Debt	9.00%	3.50%	12.50%
SIMR, LLC	Senior Secured First Lien Debt	12.00%	7.00%	19.00%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.47%	10.47%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%

y.	Due to an amendment between the Company and the borrower subsequent to March 31, 2020, the borrower paid all interest amounts accrued as of March 31, 2020 in-kind.
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

b.
The 1, 2, 3 and 6 month LIBOR rates were 1.76%, 1.83%, 1.91% and 1.91%, respectively, as of December 31, 2019.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2019, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2019. The 1 month EURIBOR rate was (0.51%) as of December 31, 2019.

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

o.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPM as of December 31, 2019 (see Note 8).

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

p.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank as of December 31, 2019 (see Note 8).

q.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS as of December 31, 2019 (see Note 8).

r.
Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with MS as of December 31, 2019 (see Note 8).

s.	Non-income producing security.

t.	Investment or a portion thereof was on non-accrual status as of December 31, 2019.

u.
Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2018 and 2019, along with transactions during the year ended December 31, 2019 in these affiliated investments, are as follows:

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

v.
Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2018 and 2019, along with transactions during the year ended December 31, 2019 in these controlled investments, are as follows:

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
For the year ended December 31, 2019, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
American Clinical Solutions LLC	Senior Secured First Lien Debt	—	2.00%	2.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	8.69%	2.75%	11.44%
Charming Charlie, LLC	Senior Secured First Lien Debt	7.05%	5.00%	12.05%
Charming Charlie, LLC	Senior Secured First Lien Debt	3.05%	9.00%	12.05%
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
Country Fresh Holdings, LLC	Senior Secured Second Lien Debt	—	10.44%	10.44%
David's Bridal, LLC	Senior Secured First Lien Debt	1.00%	6.92%	7.92%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	6.71%	1.50%	8.21%
Deluxe Entertainment Services, Inc.	Senior Secured Second Lien Debt	7.71%	2.50%	10.21%
F+W Media, Inc.	Senior Secured First Lien Debt	—	8.21%	8.21%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	20.00%	20.00%
KLO Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	9.50%	9.50%
Lift Brands, Inc.	Senior Secured First Lien Debt	9.10%	0.50%	9.60%
Petroflow Energy Corp.	Senior Secured First Lien Debt	—	9.71%	9.71%
Premiere Global Services, Inc.	Senior Secured Second Lien Debt	0.50%	10.98%	11.48%
SEK Holding Co LLC	Senior Secured First Lien Debt	9.77%	3.50%	13.27%
SIMR, LLC	Senior Secured First Lien Debt	12.00%	7.00%	19.00%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	11.30%	11.30%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2019 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2019 are derived from the 2019 audited consolidated financial statements and include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company does not consolidate its interest in CION SOF Funding, LLC, or CION SOF. See Note 7 for a description of the Company’s investment in CION SOF.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

The Company evaluates subsequent events through the date that the consolidated financial statements are issued.
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board, or the FASB, issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements for fair value measurements in Topic 820 by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13 during the three months ended March 31, 2020, which did not have a significant impact on the Company’s disclosures on fair value measurements.
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $56,657 and $29,527 of such investments at March 31, 2020 and December 31, 2019, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Income Taxes
The Company elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not be subject to corporate level federal income taxes on any income that the Company distributes to its shareholders. On March 19, 2020, the Company temporarily suspended the payment of distributions to shareholders commencing with the month ending April 30, 2020, whether in cash or pursuant to the Company’s distribution reinvestment plan, as amended and restated. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of March 31, 2020.
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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2016, 2017, and 2018.
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
During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which spread to over 100 countries, including the United States, and spread to every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 continued to be identified in additional countries, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions created and will continue to create disruption in global supply chains, and adversely impacted many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.
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
March 31, 2020
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
March 31, 2020
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

As a practical expedient, the Company uses net asset value, or NAV, as the fair value for its equity investments in CION SOF and BCP Great Lakes Fund LP. CION SOF and BCP Great Lakes Fund LP record their underlying investments at fair value on a quarterly basis in accordance with ASC 820.
Revenue Recognition
Securities transactions are accounted for on the trade date. The Company records interest and dividend income on an accrual basis beginning on the trade settlement date or the ex-dividend date, respectively, to the extent that the Company expects to collect such amounts.  For investments in equity tranches of collateralized loan obligations, the Company records income based on the effective interest rate determined using the amortized cost and estimated cash flows, which is updated periodically. Loan origination fees, original issue discounts, or OID, and market discounts/premiums are recorded and such amounts are amortized as adjustments to interest income over the respective term of the loan using the effective interest rate method. Upon the prepayment of a loan or security, prepayment premiums, any unamortized loan origination fees, OID, or market discounts/premiums are recorded as interest income.
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of March 31, 2020 and December 31, 2019.
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
March 31, 2020
(in thousands, except share and per share amounts)

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
March 31, 2020
(in thousands, except share and per share amounts)

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	696,264	$6,516
Reinvestment of distributions	1,008,333	8,071	1,075,226	9,361
Total gross shares/proceeds	1,008,333	8,071	1,771,490	15,877
Sales commissions and dealer manager fees	—	—	—	(296)
Net shares/proceeds	1,008,333	8,071	1,771,490	15,581
Share repurchase program	(1,076,229)	(8,071)	(1,078,856)	(9,361)
Net shares/proceeds (for) from share transactions	(67,896)	$—	692,634	$6,220
Since commencing its initial continuous public offering on July 2, 2012 and through March 31, 2020, the Company sold 113,313,249 shares of common stock for net proceeds of $1,155,287 at an average price per share of $10.20. The net proceeds include gross proceeds received from reinvested shareholder distributions of $206,735, for which the Company issued 23,122,333 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $206,734, for which the Company repurchased 23,300,829 shares of common stock.

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
Share Repurchase Program
On a quarterly basis prior to March 31, 2020, the Company offered to repurchase shares on such terms as determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s shareholders or would violate applicable law.
On March 19, 2020, the Company's board of directors, including the independent directors, temporarily suspended the Company's share repurchase program commencing with the second quarter of 2020. Share repurchases for future quarters will be reevaluated by the board of directors based on circumstances and expectations existing at the time of consideration.
The Company limited the number of shares repurchased during any calendar year to the number of shares it could have repurchased with the proceeds it received from the issuance of shares pursuant to its fifth amended and restated distribution reinvestment plan. At the discretion of the Company’s board of directors, it could have used cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. The Company offered to repurchase such shares at a price equal to the estimated net asset value per share on each date of repurchase.
Any future periodic repurchase offers are subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. Furthermore, any future repurchase offers will be subject to a determination by the independent directors of the Company’s board of directors that such repurchase offers would be in the best interests of the Company’s shareholders and permitted by applicable law.
The following table summarizes the share repurchases completed during the year ended December 31, 2019 and the three months ended March 31, 2020:

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2019
March 31, 2019	March 27, 2019	1,078,856	30%	$8.68	$9,361
June 30, 2019	June 26, 2019	1,038,641	15%	8.59	8,926
September 30, 2019	September 25, 2019	1,035,307	15%	8.27	8,562
December 31, 2019	December 26, 2019	1,089,259	17%	8.22	8,950
Total for the year ended December 31, 2019		4,242,063			$35,799

2020
March 31, 2020	March 30, 2020	1,076,229	13%	$7.50	$8,071
Total for the three months ended March 31, 2020		1,076,229			$8,071
Note 4. Transactions with Related Parties
For the three months ended March 31, 2020 and 2019, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2020	2019
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$—	$124
CIM	Investment adviser	Management fees(2)	8,451	9,331
CIM	Investment adviser	Incentive fees(2)	3,308	5,375
CIM	Administrative services provider	Administrative services expense(2)	394	497
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(2)	7	30
			$12,160	$15,357

(1)	Amounts charged directly to equity.

(2)	Amounts charged directly to operations.
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
March 31, 2020
(in thousands, except share and per share amounts)

The Company has entered into an investment advisory agreement with CIM. On November 5, 2019, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2019.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The Company receives 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 9.375% is exceeded, at which point the Company receives 20% of the amount of pre-incentive fee net investment income that exceeds the annualized rate of 9.375%. For the three months ended March 31, 2020 and 2019, the liabilities recorded for subordinated incentive fees were $3,308 and $5,375, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three months ended March 31, 2020 and 2019, the Company had no liability for and did not record any capital gains incentive fees.

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
Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of March 31, 2020, the Company raised gross offering proceeds of $1,155,286, of which it can pay up to $17,329 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through March 31, 2020, the Company paid $10,701 of such costs, leaving an additional $6,628 that can be paid.

On April 1, 2018, the Company entered into an administration agreement with CIM pursuant to which CIM furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. CIM is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement is for the lower of CIM’s actual costs or the amount that the Company would have been required to pay for comparable administrative services in the same geographic location. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse CIM for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in CIM. On November 5, 2019, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing December 17, 2019.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
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

Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. For the three months ended March 31, 2020 and 2019, the Company did not receive any expense support from CIM. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIM during the three months ended March 31, 2019 or 2020, respectively. The Company did not repay any expense support to CIM during the three months ended March 31, 2019 or 2020. The Company may or may not be requested to reimburse any expense support provided in the future.
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
As of March 31, 2020 and December 31, 2019, the total liability payable to CIM and its affiliates was $12,160 and $15,771, respectively, which primarily related to fees earned by CIM during the three months ended March 31, 2020 and December 31, 2019, respectively.
Because CIM’s senior management team is comprised of substantially the same personnel as the senior management team of the Company’s affiliate, ICON Capital, LLC, which is the investment manager to certain equipment finance funds, or equipment funds, such members of senior management provide investment advisory and management services to the equipment funds in addition to the Company. In the event that CIM undertakes to provide investment advisory services to other clients in the future, it will strive to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objective and strategies so that the Company will not be disadvantaged in relation to any other client of the investment adviser or its senior management team. However, it is currently possible that some investment opportunities will be provided to other clients of CIM rather than to the Company.
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
Note 5. Distributions
From February 1, 2014 through July 17, 2017, the Company’s board of directors authorized and declared on a monthly basis a weekly distribution amount per share of common stock. On July 18, 2017, the Company's board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of common stock. Effective September 28, 2017, the Company's board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by the board of directors, each on a quarterly basis. Beginning on March 19, 2020, management changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ending April 30, 2020, whether in cash or pursuant to the Company's distribution reinvestment plan, as amended and restated. Distributions in respect of future months will be reevaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration. Declared distributions were paid monthly.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

The Company’s board of directors declared or ratified distributions for 53 and 13 record dates during the year ended December 31, 2019 and the three months ended March 31, 2020, respectively.
The following table presents cash distributions per share that were declared during the year ended December 31, 2019 and the three months ended March 31, 2020:

	Distributions
Three Months Ended	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.1829	$20,772
June 30, 2019 (thirteen record dates)	0.1829	20,801
September 30, 2019 (thirteen record dates)	0.1829	20,798
December 31, 2019 (fourteen record dates)	0.1969	22,401
Total distributions for the year ended December 31, 2019	$0.7456	$84,772

2020
March 31, 2020 (thirteen record dates)	$0.1829	$20,793
Total distributions for the three months ended March 31, 2020	$0.1829	$20,793

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

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For the three months ended March 31, 2020 and the year ended December 31, 2019, none of the Company's distributions resulted from expense support from CIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIM provides such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. CIM has no obligation to provide expense support to the Company in future periods.
The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.1829	$20,793	100.0%	$0.1829	$20,772	100.0%
Total distributions	$0.1829	$20,793	100.0%	$0.1829	$20,772	100.0%
It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute substantially all of its taxable income to its shareholders. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to corporate level federal income tax or federal excise taxes. Accordingly, no federal income tax provision was required for the year ended December 31, 2019.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
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
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. All distributions for 2019 were characterized as ordinary income distributions for federal income tax purposes.

The tax components of accumulated earnings for the current year will be determined at year end. As of December 31, 2019, the components of accumulated losses on a tax basis were as follows:

December 31, 2019
Undistributed ordinary income	$2,959
Other accumulated losses	(1,810)
Net unrealized depreciation on investments	(103,765)
Total accumulated losses	$(102,616)
As of March 31, 2020, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $9,674; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $227,861; the net unrealized depreciation was $218,187; and the aggregate cost of securities for Federal income tax purposes was $1,855,807.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of March 31, 2020 and December 31, 2019 at amortized cost and fair value was as follows:

	March 31, 2020			December 31, 2019
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,396,530	$1,274,325	80.6%	$1,388,942	$1,351,767	77.9%
Senior secured second lien debt	234,407	201,165	12.7%	264,280	248,253	14.3%
Collateralized securities and structured products - debt	—	—	—	7,212	7,212	0.4%
Collateralized securities and structured products - equity	16,286	10,972	0.7%	16,476	14,182	0.8%
Unsecured debt	4,905	4,800	0.3%	4,901	4,900	0.3%
Equity	114,216	89,701	5.7%	115,738	109,231	6.3%
Subtotal/total percentage	1,766,344	1,580,963	100.0%	1,797,549	1,735,545	100.0%
Short term investments(2)	56,657	56,657		29,527	29,527
Total investments	$1,823,001	$1,637,620		$1,827,076	$1,765,072

(1)	Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.

(2)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$286,586	18.1%	$294,947	17.0%
Services: Business	171,713	10.9%	191,126	11.0%
Media: Diversified & Production	132,468	8.4%	206,159	11.9%
Chemicals, Plastics & Rubber	121,045	7.7%	102,906	5.9%
Media: Advertising, Printing & Publishing	115,946	7.3%	120,810	7.0%
Services: Consumer	86,297	5.5%	94,058	5.4%
Capital Equipment	78,316	4.9%	73,586	4.2%
High Tech Industries	65,754	4.2%	60,197	3.5%
Telecommunications	62,424	3.9%	61,577	3.6%
Beverage, Food & Tobacco	62,308	3.9%	68,440	3.9%
Retail	60,952	3.9%	53,599	3.1%
Diversified Financials	49,528	3.1%	66,897	3.9%
Banking, Finance, Insurance & Real Estate	39,738	2.5%	62,738	3.6%
Construction & Building	35,871	2.3%	37,096	2.1%
Energy: Oil & Gas	35,869	2.3%	48,742	2.8%
Consumer Goods: Non-Durable	33,156	2.1%	33,609	1.9%
Aerospace & Defense	29,741	1.9%	30,378	1.8%
Consumer Goods: Durable	29,081	1.8%	31,705	1.8%
Forest Products & Paper	19,818	1.2%	24,217	1.4%
Metals & Mining	19,437	1.2%	10,373	0.6%
Hotel, Gaming & Leisure	18,694	1.2%	25,081	1.4%
Transportation: Cargo	18,391	1.2%	27,291	1.6%
Automotive	7,830	0.5%	10,013	0.6%
Subtotal/total percentage	1,580,963	100.0%	1,735,545	100.0%
Short term investments	56,657		29,527
Total investments	$1,637,620		$1,765,072

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

	March 31, 2020		December 31, 2019
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,524,687	96.4%	$1,656,031	95.4%
Canada	24,413	1.6%	27,648	1.7%
Cayman Islands	10,972	0.7%	14,182	0.8%
Luxembourg	8,584	0.6%	10,693	0.6%
Netherlands	8,137	0.5%	8,314	0.5%
Cyprus	3,952	0.2%	4,155	0.2%
Bermuda	218	—	528	—
Germany	—	—	7,212	0.4%
Marshall Islands	—	—	6,782	0.4%
Subtotal/total percentage	1,580,963	100.0%	1,735,545	100.0%
Short term investments	56,657		29,527
Total investments	$1,637,620		$1,765,072

(1)	The geographic dispersion is determined by the portfolio company's country of domicile.
As of March 31, 2020 and December 31, 2019, investments on non-accrual status represented 2.1% and 0.4%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2020 and December 31, 2019, the Company’s unfunded commitments amounted to $76,759 and $83,694, respectively. As of May 13, 2020, the Company’s unfunded commitments amounted to $68,119. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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

On October 2, 2019, CION SOF entered into a senior secured credit facility with MS, or the SOF Credit Facility, for borrowings of up to a maximum amount of $75,000. Advances under the SOF Credit Facility are available through October 2, 2022 and bear interest at a floating rate equal to the three-month LIBOR, plus a spread of (i) 3.0% per year through October 1, 2022 and (i) 3.5% per year thereafter through October 2, 2024. CION SOF's obligations to MS under the SOF Credit Facility are secured by a first priority security interest in all of the assets of CION SOF. On October 2, 2019, CION SOF drew down $64,702 of borrowings under the SOF Credit Facility. As of December 31, 2019 and March 31, 2020, the principal amount outstanding on the SOF Credit Facility was $60,702 and $64,144, respectively. The obligations of CION SOF under the SOF Credit Facility are non-recourse to the Company.

For the three months ended March 31, 2020, the Company recorded $1,412 in dividend income from its equity interest in CION SOF.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

In accordance with ASU 2015-02, Consolidation, the Company has determined that CION SOF is a variable interest entity, or VIE. However, the Company is not the primary beneficiary and therefore does not consolidate CION SOF. The Company's maximum exposure to losses from CION SOF is limited to its equity contribution to CION SOF.

The following table sets forth the individual investments in CION SOF's portfolio as of March 31, 2020:

Portfolio Company	Index Rate(a)	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024	3 Month LIBOR	Media: Diversified & Production	$3,864	$3,829	$3,545
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023	3 Month LIBOR	Aerospace & Defense	4,975	4,885	4,626
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021	1 Month LIBOR	Services: Consumer	4,974	4,878	3,872
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021	1 Month LIBOR	Hotel, Gaming & Leisure	5,985	5,890	5,566
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2026	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000	4,951	4,800
Extreme Reach, Inc., L+750, 0.00% LIBOR Floor, 3/29/2024	1 Month LIBOR	Media: Diversified & Production	4,819	4,753	4,626
Foundation Consumer Healthcare, LLC, L+550, 1.00% LIBOR Floor, 11/2/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	4,953	4,953	4,929
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023	1 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,912	4,744
Geon Performance Solutions, LLC, L+625, 1.63% LIBOR Floor, 10/25/2024	1 Month LIBOR	Chemicals, Plastics & Rubber	4,988	4,987	4,688
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023	1 Month LIBOR	Telecommunications	5,970	5,970	5,910
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024	3 Month LIBOR	Services: Business	4,975	4,883	4,546
Manna Pro Products, LLC, L+600, 0.00% LIBOR Floor, 12/8/2023	1 Month LIBOR	Retail	5,970	5,916	5,910
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022	3 Month LIBOR	Media: Advertising, Printing & Publishing	4,865	4,823	4,719
Optio Rx, LLC, L+700, 0.00% LIBOR Floor, 6/28/2024	3 Month LIBOR	Healthcare & Pharmaceuticals	4,988	4,987	4,963
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025	6 Month LIBOR	Consumer Goods: Non-Durable	4,975	4,719	4,577
Pixelle Specialty Solutions LLC, L+650, 1.00% LIBOR Floor, 10/31/2024	1 Month LIBOR	Forest Products & Paper	3,975	3,762	3,816
Polymer Process Holdings, Inc., L+600, 0.00% LIBOR Floor, 5/1/2026	1 Month LIBOR	Chemicals, Plastics & Rubber	4,975	4,905	4,726
Woodstream Corp., L+600, 1.00% LIBOR Floor, 5/29/2022	1 Month LIBOR	Consumer Goods: Non-Durable	4,982	4,962	4,920
Total Senior Secured First Lien Debt				88,965	85,483
Senior Secured Second Lien Debt
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022	6 Month LIBOR	High Tech Industries	4,000	3,914	3,820
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000	4,933	4,375
Total Senior Secured Second Lien Debt				8,847	8,195
Short Term Investments(c)
First American Treasury Obligations Fund, Class Z Shares, 0.28%(d)				2,180	2,180
Total Short Term Investments				2,180	2,180
TOTAL INVESTMENTS				$99,992	$95,858

a.
The 1, 3 and 6 month LIBOR rates were 0.99%, 1.45% and 1.18%, respectively, as of March 31, 2020. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2020, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2020.

b.	Represents amortized cost for debt securities and cost for equity investments.

c.	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

d.	7-day effective yield as of March 31, 2020.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

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
March 31, 2020
(in thousands, except share and per share amounts)

The following tables include certain summarized financial information for CION SOF as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020:

Selected Balance Sheet Information:	March 31, 2020	December 31, 2019
Investments, at fair value (amortized cost of $99,992 and $95,664, respectively)	$95,858	$95,636
Cash and other assets	38	363
Receivable for investments sold and repaid	145	80
Interest receivable on investments	675	727
Total assets	$96,716	$96,806

Credit facility (net of unamortized debt issuance costs of $1,064 and $1,123, respectively)	63,080	59,579
Other liabilities	2,011	1,495
Total liabilities	$65,091	$61,074
Members' capital	31,625	35,732
Total liabilities and members' capital	$96,716	$96,806

Selected Statement of Operations Information:	Three Months Ended March 31, 2020
Total revenues	$2,589
Total expenses	942
Net change in unrealized depreciation on investments	(4,107)
Net decrease in net assets	$(2,460)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2020:

Financing Arrangement(1)	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	L+3.00%	$250,000	$25,000	August 24, 2021
UBS Facility	Repurchase Agreement	L+3.50%	200,000	—	May 19, 2020
Citibank Credit Facility	Revolving Credit Facility	L+2.00%	229,442	120,558	March 30, 2022
MS Credit Facility	Revolving Credit Facility	L+3.00%	127,417	22,583	December 19, 2022
			$806,859	$168,141

(1)	See the relevant discussion below for material events subsequent to March 31, 2020.

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

On September 30, 2016, July 11, 2017, November 28, 2017 and May 23, 2018, 34th Street amended and restated the JPM Credit Facility, or the Amended JPM Credit Facility, with JPM. Under the Amended JPM Credit Facility entered into on September 30, 2016, the aggregate principal amount available for borrowings was increased from $150,000 to $225,000, of which $25,000 may be funded as a revolving credit facility, subject to conditions described in the Amended JPM Credit Facility. On September 30, 2016, 34th Street drew down $167,423 of additional borrowings under the Amended JPM Credit Facility, a portion of which was used to purchase the portfolio of loans from Credit Suisse Park View BDC, Inc. Under the Amended JPM Credit Facility entered into on July 11, 2017 and November 28, 2017, certain immaterial administrative amendments were made as a result of the termination of AIM as the Company's investment sub-adviser as discussed in Note 1. Under the Amended JPM Credit Facility entered into on May 23, 2018, (i) the aggregate principal amount available for borrowings was increased from $225,000 to $275,000, of which $25,000 may be funded as a revolving credit facility, subject to conditions described in the Amended JPM Credit Facility, (ii) the reinvestment period was extended until August 24, 2020 and (iii) the maturity date was extended to August 24, 2021.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

On May 15, 2020, 34th Street amended and restated the Amended JPM Credit Facility, or the Second Amended JPM Credit Facility, with JPM in order to fully repay all amounts outstanding under the Citibank Credit Facility and the MS Credit Facility (as described below). Under the Second Amended JPM Credit Facility, the aggregate principal amount available for borrowings was increased from $275,000 to $700,000, of which $75,000 may be funded as a revolving credit facility, subject to conditions described in the Second Amended JPM Credit Facility, during the reinvestment period. Under the Second Amended JPM Credit Facility, the reinvestment period was extended until May 15, 2022 and the maturity date was extended to May 15, 2023. Advances under the Second Amended JPM Credit Facility bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.25% per year. On May 15, 2020, 34th Street drew down $358,878 of borrowings under the Second Amended JPM Credit Facility.

Advances under the Second Amended JPM Credit Facility bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.25% per year, which was increased from 3.00% under the Second Amended JPM Credit Facility. Interest is payable quarterly in arrears. All advances under the Second Amended JPM Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, by no later than May 15, 2023, which was extended from August 24, 2021. 34th Street may prepay advances pursuant to the terms and conditions of the Second Amended JPM Credit Facility, subject to a 1% premium in certain circumstances. In addition, 34th Street will be subject to a non-usage fee of 1.0% per year on the amount, if any, of the aggregate principal amount available under the Second Amended JPM Credit Facility that has not been borrowed during the period from August 23, 2018, and ending on, but excluding, May 15, 2022. The non-usage fees, if any, are payable quarterly in arrears.

As of March 31, 2020 and December 31, 2019, the principal amount outstanding on the Amended JPM Credit Facility was $250,000.

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

In connection with the Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended March 31, 2020, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $4,052 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of March 31, 2020 and will amortize to interest expense over the term of the Amended JPM Credit Facility. At March 31, 2020, the unamortized portion of the debt issuance costs was $850.

For the three months ended March 31, 2020 and 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

	Three Months Ended March 31,
	2020	2019
Stated interest expense	$3,036	$3,549
Amortization of deferred financing costs	152	306
Non-usage fee	63	62
Total interest expense	$3,251	$3,917
Weighted average interest rate(1)	4.90%	5.78%
Average borrowings	$250,000	$250,000

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended JPM Credit Facility and is annualized for periods covering less than one year.

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
March 31, 2020
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

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and will amortize to interest expense over the term of the Amended UBS Facility. At March 31, 2020, the unamortized portion of the upfront fee and other expenses was $125.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

As of March 31, 2020, Notes in the aggregate principal amount of $266,667 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $200,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of March 31, 2020, the amount due at maturity under the Amended UBS Facility was $200,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of March 31, 2020, the fair value of assets held by Murray Hill Funding II was $343,149.

For the three months ended March 31, 2020 and 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended March 31,
	2020	2019
Stated interest expense	$2,703	$3,072
Amortization of deferred financing costs	234	232
Total interest expense	$2,937	$3,304
Weighted average interest rate(1)	5.35%	6.14%
Average borrowings	$200,000	$200,000

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended UBS Facility and is annualized for periods covering less than one year.

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

As of March 31, 2020 and December 31, 2019, the principal amount outstanding on the Second Amended Citibank Credit Facility was $229,442 and $278,542, respectively. On May 15, 2020, Flatiron Funding II repaid all amounts outstanding on the Second Amended Citibank Credit Facility using a portion of the proceeds from the Second Amended JPM Credit Facility.
Advances under the Second Amended Citibank Credit Facility bore interest at a floating rate equal to (1) the higher of (a) the Citibank prime rate, (b) the federal funds rate plus 1.5% or (c) the three-month LIBOR plus 1.0%, plus (2) a spread of 2% per year. In addition, Flatiron Funding II was subject to a non-usage fee of 0.75% per year of the amount of the aggregate principal amount available under the Second Amended Citibank Credit Facility that had not been borrowed. Flatiron Funding II incurred certain customary costs and expenses in connection with obtaining and amending the Citibank Credit Facility.

The Company incurred debt issuance costs of $3,373 in connection with obtaining and amending the Citibank Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Second Amended Citibank Credit Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Second Amended Citibank Credit Facility. At March 31, 2020, the unamortized portion of the debt issuance costs was $1,379.

Flatiron Funding II’s obligations to Citibank under the Second Amended Citibank Credit Facility were secured by a first priority security interest in all of the assets of Flatiron Funding II. The obligations of Flatiron Funding II under the Second Amended Citibank Credit Facility were non-recourse to the Company, and the Company’s exposure under the Second Amended Citibank Credit Facility was limited to the value of the Company’s investment in Flatiron Funding II.

In connection with the Second Amended Citibank Credit Facility, Flatiron Funding II made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended March 31, 2020, Flatiron Funding II was in compliance with all covenants and reporting requirements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

For the three months ended March 31, 2020 and 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Second Amended Citibank Credit Facility were as follows:

	Three Months Ended March 31,
	2020	2019
Stated interest expense	$2,369	$3,184
Non-usage fee	177	115
Amortization of deferred financing costs	172	162
Total interest expense	$2,718	$3,461
Weighted average interest rate(1)	3.91%	4.92%
Average borrowings	$256,609	$268,497

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Second Amended Citibank Credit Facility and is annualized for periods covering less than one year.

MS Credit Facility

On December 19, 2017, 33rd Street entered into a senior secured credit facility, or the MS Credit Facility, with MS. The MS Credit Facility provided for a revolving credit facility in an aggregate principal amount of up to $200,000, subject to compliance with a borrowing base.

On July 9, 2018, 33rd Street amended and restated the MS Credit Facility to make certain immaterial administrative amendments. 33rd Street further amended and restated the MS Credit Facility, or the Amended MS Credit Facility, with MS on December 18, 2018. Pursuant to the Amended MS Credit Facility, 33rd Street could have prepaid advances pursuant to the terms and conditions of the loan and servicing agreement, subject to a 1% premium if the amount of the Amended MS Credit Facility was reduced or terminated on or prior to December 19, 2020.

Pursuant to the terms of the loan and servicing agreement, on March 15, 2019, 33rd Street reduced the aggregate principal amount available for borrowings under the Amended MS Credit Facility from $200,000 to $150,000.

On June 5, 2018, June 12, 2018, June 28, 2018, March 11, 2020 and March 23, 2020, 33rd Street drew down $25,000, $75,000, $50,000, $10,000 and $4,917 of borrowings under the Amended MS Credit Facility, respectively. On May 8, 2019, May 23, 2019, July 29, 2019 and November 6, 2019, 33rd Street repaid $20,000, $5,000, $10,000 and $2,500 of borrowings under the Amended MS Credit Facility, respectively. As of March 31, 2020 and December 31, 2019, the principal amount outstanding on the Amended MS Credit Facility was $127,417 and $112,500, respectively. On May 15, 2020, 33rd Street repaid all amounts outstanding on the Amended MS Credit Facility using a portion of the proceeds from the Second Amended JPM Credit Facility.

Advances under the Amended MS Credit Facility were available through December 19, 2020 and bore interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.0% per year through December 19, 2020. All advances under the Amended MS Credit Facility and all accrued and unpaid interest thereunder were due and payable by no later than December 19, 2022. 33rd Street incurred certain customary costs and expenses in connection with obtaining and amending the MS Credit Facility.

In connection with the Amended MS Credit Facility, 33rd Street made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Amended MS Credit Facility contained customary events of default for similar financing transactions.

33rd Street's obligations to MS under the Amended MS Credit Facility were secured by a first priority security interest in all of the assets of 33rd Street. The obligations of 33rd Street under the Amended MS Credit Facility were non-recourse to the Company, and the Company's exposure under the Amended MS Credit Facility was limited to the value of the Company's investment in 33rd Street. 33rd Street appointed CIM to manage its portfolio.

33rd Street paid an upfront fee and incurred certain other customary costs and expenses totaling $2,591 in connection with obtaining and amending the MS Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended MS Credit Facility. On June 5, 2018, unamortized upfront fees were recorded as a direct reduction to the outstanding balance of the Amended MS Credit Facility, which is included in the Company’s consolidated balance sheet as of March 31, 2020. At March 31, 2020, the unamortized portion of the upfront fee and other expenses was $1,415.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

For the three months ended March 31, 2020 and 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Amended MS Credit Facility were as follows:

	Three Months Ended March 31,
	2020	2019
Stated interest expense	$1,362	$2,154
Amortization of deferred financing costs	129	128
Non-usage fee	67	76
Total interest expense	$1,558	$2,358
Weighted average interest rate(1)	4.90%	5.95
Average borrowings	$115,294	$150,000

(1)	Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended MS Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of March 31, 2020 and December 31, 2019, according to the fair value hierarchy:

	March 31, 2020(1)				December 31, 2019(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,274,325	$1,274,325	$—	$—	$1,351,767	$1,351,767
Senior secured second lien debt	—	—	201,165	201,165	—	—	248,253	248,253
Collateralized securities and structured products - debt	—	—	—	—	—	—	7,212	7,212
Collateralized securities and structured products - equity	—	—	10,972	10,972	—	—	14,182	14,182
Unsecured debt	—	—	4,800	4,800	—	—	4,900	4,900
Equity	4,690	—	46,455	51,145	6,842	—	56,886	63,728
Short term investments	56,657	—	—	56,657	29,527	—	—	29,527
Total Investments	$61,347	$—	$1,537,717	$1,599,064	$36,369	$—	$1,683,200	$1,719,569

(1)	Excludes the Company's $27,672 investment in CION SOF and $10,884 investment in BCP Great Lakes Fund LP, which were measured at NAV.

(2)	Excludes the Company's $31,265 investment in CION SOF and $14,238 investment in BCP Great Lakes Fund LP, which were measured at NAV.

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2019	$1,351,767	$248,253	$7,212	$14,182	$4,900	$56,886	$1,683,200
Investments purchased	177,154	354	—	—	—	611	178,119
Net realized (loss) gain	(4,195)	1	—	—	—	—	(4,194)
Net change in unrealized depreciation	(85,030)	(17,215)	—	(3,020)	(104)	(11,042)	(116,411)
Accretion of discount	4,689	488	—	—	4	—	5,181
Sales and principal repayments	(170,060)	(30,716)	(7,212)	(190)	—	—	(208,178)
Ending balance, March 31, 2020	$1,274,325	$201,165	$—	$10,972	$4,800	$46,455	$1,537,717
Change in net unrealized depreciation on investments still held as of March 31, 2020(1)	$(81,934)	$(16,670)	$—	$(3,020)	$(104)	$(11,042)	$(112,770)

(1)	Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
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
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,166,046	Discounted Cash Flow	Discount Rates	6.3%	—	23.1%	10.9%
	47,442	Broker Quotes	Broker Quotes	N/A			N/A
	34,547	Market Comparable Approach	EBITDA Multiple	2.13x	—	7.50x	4.79x
	25,886		Revenue Multiple	0.28x	—	2.72x	1.87x
	404	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	190,167	Discounted Cash Flow	Discount Rates	9.5%	—	17.7%	12.4%
	9,814	Broker Quotes	Broker Quotes	N/A			N/A
	1,184	Market Comparable Approach	EBITDA Multiple	6.50x	—	9.25x	9.25x
Collateralized securities and structured products - equity	8,884	Discounted Cash Flow	Discount Rates	15.5%	—	18.0%	15.7%
	2,088	Other(2)	Other(2)	N/A			N/A
Unsecured debt	4,800	Discounted Cash Flow	Discount Rates	16.1%			N/A
Equity	25,817	Market Comparable Approach	EBITDA Multiple	3.25x	—	9.50x	5.98x
	6,661		Revenue Multiple	0.25x	—	1.63x	0.48x
	13,877	Discounted Cash flow	Discount Rates	21.6%			N/A
	100	Options Pricing Model	Expected Volatility	50.0%	—	96.0%	64.6%
Total	$1,537,717

(1)	Weighted average amounts are based on the estimated fair values.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

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
March 31, 2020
(in thousands, except share and per share amounts)

Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Transfer agent expense	$395	$265
Professional fees	297	553
Valuation expense	276	115
Accounting and administration costs	146	15
Director fees and expenses	116	121
Insurance expense	108	101
Dues and subscriptions	82	135
Printing and marketing expense	15	22
Due diligence fees	—	61
Other expenses	35	1
Total general and administrative expense	$1,470	$1,389
Note 11. Commitments and Contingencies
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

As of March 31, 2020 and December 31, 2019, the Company’s unfunded commitments were as follows:

Unfunded Commitments	March 31, 2020(1)	December 31, 2019(1)
Palmetto Solar, LLC	$15,021	$19,142
Mimeo.com, Inc.	10,000	11,500
West Dermatology Management Holdings, LLC	8,840	—
Independent Pet Partners Intermediate Holdings, LLC	7,363	7,852
Volta Charging, LLC	5,850	10,000
Manna Pro Products, LLC	4,413	5,528
Foundation Consumer Healthcare, LLC	4,211	4,211
BCP Great Lakes Fund LP	2,924	792
CircusTrix Holdings, LLC	2,898	2,892
Lift Brands, Inc.	2,500	3,950
Coyote Buyer, LLC	2,250	—
Moss Holding Company	2,232	2,232
Echo US Holdings, LLC	2,037	2,586
Adapt Laser Acquisition, Inc.	2,000	2,000
Anthem Sports & Entertainment Inc.	1,333	1,333
Teladoc, Inc.	1,250	1,250
LAV Gear Holdings, Inc.	864	864
AMCP Staffing Intermediate Holdings III, LLC	603	1,059
American Media, Inc.	170	128
Instant Web, LLC	—	2,704
Extreme Reach, Inc.	—	1,744
Adams Publishing Group, LLC	—	1,600
Country Fresh Holdings, LLC	—	327
Total	$76,759	$83,694

(1)	Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2020 and December 31, 2019, refer to the table above and the consolidated schedules of investments. As of May 13, 2020, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $68,119.
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
As of March 31, 2020, no contingencies have been recorded on the Company’s consolidated financial statements as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for a further discussion of COVID-19.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

Note 12. Fee Income
Fee income consists of amendment fees and capital structuring and other fees. The following table summarizes the Company’s fee income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Amendment fees	$489	$298
Capital structuring and other fees	115	—
Total	$604	$298

Income from all fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Per share data:(1)
Net asset value at beginning of period	$8.40	$8.69
Results of operations:
Net investment income	0.19	0.19
Net realized and change in unrealized losses(2)	(1.12)	(0.05)
Net (decrease) increase in net assets resulting from operations(2)	(0.93)	0.14
Shareholder distributions:
Distributions from net investment income	(0.18)	(0.18)
Net decrease in net assets from shareholders' distributions	(0.18)	(0.18)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—
Repurchases of common stock(4)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value at end of period	$7.29	$8.65
Shares of common stock outstanding at end of period	113,313,249	113,401,873
Total investment return-net asset value(5)	(11.25)%	1.68%
Net assets at beginning of period	$952,563	$979,271
Net assets at end of period	$825,858	$981,135
Average net assets	$917,565	$987,393
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	2.36%	2.18%
Ratio of gross operating expenses to average net assets(6)(7)	2.62%	3.00%
Ratio of expenses to average net assets(6)	2.62%	3.00%
Portfolio turnover rate(8)	10.53%	7.92%
Asset coverage ratio(9)	2.02	2.11

(1)	The per share data for the three months ended March 31, 2020 and 2019 was derived by using the weighted average shares of common stock outstanding during each period.

(2)
The amount shown for net realized loss and net change in unrealized depreciation on investments is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net (decrease) increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020
(in thousands, except share and per share amounts)

(3)
The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the three months ended March 31, 2019.

(4)
Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the three months ended March 31, 2020 and 2019.

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

(6)	Ratio is not annualized.

(7)	Ratio of gross operating expenses to average net assets does not include expense support provided by CIM, if any.

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
The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.
Forward-Looking Statements
Some of the statements within this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of COVID-19;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the use of borrowed money to finance a portion of our investments;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the actual and potential conflicts of interest with CIM and Apollo and their respective affiliates;

•	the ability of CIM's and AIM's investment professionals to locate suitable investments for us and the ability of CIM to monitor and administer our investments;

•	the ability of CIM and its affiliates to attract and retain highly talented professionals;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest, including COVID-19 and the related economic disruptions caused thereby;

•	the effects of a changing interest rate environment;

•	our ability to source favorable private investments;

•	our tax status;

•	the effect of changes to tax legislation and our tax position;

•	the tax status of the companies in which we invest; and

•	the timing and amount of distributions and dividends from the companies in which we invest.
In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism, pandemics, or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

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

Recent Developments - COVID-19
The rapid spread of COVID-19, and associated impacts on the U.S. and global economies and the financial and credit markets, has negatively impacted, and is likely to continue to negatively impact, our business operations and the business operations of some of our portfolio companies. We cannot at this time fully predict the impact of COVID-19 on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition, including, without limitation, our ability to pay distributions. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may significantly limit business operations if subjected to prolonged economic distress. These developments could result in a decrease in the value of our investments.
COVID-19 has already had adverse effects on our investment income and we expect that such adverse effects will continue for some time. These adverse effects may require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity are likely to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by COVID-19 can also be expected to increase our funding costs and limit our access to the capital markets. These events have limited our investment originations, which is likely to continue for the immediate future, and have also had a material negative impact on our operating results.
We will continue to carefully monitor the impact of COVID-19 on our business and the business of our portfolio companies. Because the full effects of COVID-19 are not capable of being known at this time, we cannot estimate the impacts of COVID-19 on our future financial condition, results of operations or cash flows, including its effects on us with respect to our compliance with covenants in our loan facilities with lenders. We do, however, expect that it will continue to have a negative impact on our business and the financial condition of our portfolio companies.
Portfolio Investment Activity for the Three Months Ended March 31, 2020 and 2019
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Net Investment Activity	2020	2019
Purchases and drawdowns
Senior secured first lien debt	$175,543	$134,130
Senior secured second lien debt	—	9,824
Equity	88	1,691
Sales and principal repayments	(210,398)	(204,203)
Net portfolio activity	$(34,767)	$(58,558)

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,396,530	$1,274,325	80.6%
Senior secured second lien debt	234,407	201,165	12.7%
Collateralized securities and structured products - equity	16,286	10,972	0.7%
Unsecured debt	4,905	4,800	0.3%
Equity	114,216	89,701	5.7%
Subtotal/total percentage	1,766,344	1,580,963	100.0%
Short term investments(2)	56,657	56,657
Total investments	$1,823,001	$1,637,620
Number of portfolio companies			134
Average annual EBITDA of portfolio companies		$78.8 million
Median annual EBITDA of portfolio companies		$54.6 million
Purchased at a weighted average price of par			97.96%
Gross annual portfolio yield based upon the purchase price(3)			8.52%

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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of March 31, 2020 and December 31, 2019, excluding short term investments of $56,657 and $29,527, respectively:

	March 31, 2020			December 31, 2019
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,604,188	$1,451,604	91.8%	$1,648,380	$1,594,594	91.8%
Fixed interest rate investments	79,636	70,526	4.5%	66,460	65,233	3.8%
Non-income producing equity	51,888	32,768	2.1%	51,887	45,213	2.6%
Other income producing investments	30,632	26,065	1.6%	30,822	30,505	1.8%
Total investments	$1,766,344	$1,580,963	100.0%	$1,797,549	$1,735,545	100.0%
The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$286,586	18.1%	$294,947	17.0%
Services: Business	171,713	10.9%	191,126	11.0%
Media: Diversified & Production	132,468	8.4%	206,159	11.9%
Chemicals, Plastics & Rubber	121,045	7.7%	102,906	5.9%
Media: Advertising, Printing & Publishing	115,946	7.3%	120,810	7.0%
Services: Consumer	86,297	5.5%	94,058	5.4%
Capital Equipment	78,316	4.9%	73,586	4.2%
High Tech Industries	65,754	4.2%	60,197	3.5%
Telecommunications	62,424	3.9%	61,577	3.6%
Beverage, Food & Tobacco	62,308	3.9%	68,440	3.9%
Retail	60,952	3.9%	53,599	3.1%
Diversified Financials	49,528	3.1%	66,897	3.9%
Banking, Finance, Insurance & Real Estate	39,738	2.5%	62,738	3.6%
Construction & Building	35,871	2.3%	37,096	2.1%
Energy: Oil & Gas	35,869	2.3%	48,742	2.8%
Consumer Goods: Non-Durable	33,156	2.1%	33,609	1.9%
Aerospace & Defense	29,741	1.9%	30,378	1.8%
Consumer Goods: Durable	29,081	1.8%	31,705	1.8%
Forest Products & Paper	19,818	1.2%	24,217	1.4%
Metals & Mining	19,437	1.2%	10,373	0.6%
Hotel, Gaming & Leisure	18,694	1.2%	25,081	1.4%
Transportation: Cargo	18,391	1.2%	27,291	1.6%
Automotive	7,830	0.5%	10,013	0.6%
Subtotal/total percentage	1,580,963	100.0%	1,735,545	100.0%
Short term investments	56,657		29,527
Total investments	$1,637,620		$1,765,072

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2020 and December 31, 2019, our unfunded commitments amounted to $76,759 and $83,694, respectively. As of May 13, 2020, our unfunded commitments amounted to $68,119. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of March 31, 2020 and December 31, 2019, excluding short term investments of $56,657 and $29,527, respectively:

	March 31, 2020		December 31, 2019
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$25,970	1.7%	$154,264	8.9%
2	1,241,913	78.6%	1,278,576	73.7%
3	228,229	14.4%	282,140	16.3%
4	46,328	2.9%	16,463	0.9%
5	38,523	2.4%	4,102	0.2%
	$1,580,963	100.0%	$1,735,545	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of May 13, 2020:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,264,499	80.5%
Senior secured second lien debt	199,827	12.7%
Collateralized securities and structured products - equity	10,942	0.7%
Unsecured debt	4,800	0.3%
Equity	91,430	5.8%
Subtotal/total percentage	1,571,498	100.0%
Short term investments(2)	55,579
Total investments	$1,627,077
Number of portfolio companies		134
Average annual EBITDA of portfolio companies	$79.3 million
Median annual EBITDA of portfolio companies	$54.6 million
Purchased at a weighted average price of par		97.66%
Gross annual portfolio yield based upon the purchase price(2)		8.58%

(1)	Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

(2)
The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees and does not consider the cost of leverage.

Results of Operations for the Three Months Ended March 31, 2020 and 2019
Our results of operations for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Investment income	$45,748	$51,171
Net operating expenses	24,087	29,632
Net investment income	21,661	21,539
Net realized loss on investments and foreign currency	(4,196)	(960)
Net change in unrealized depreciation on investments	(123,377)	(4,050)
Net change in unrealized depreciation on foreign currency translation	—	(113)
Net (decrease) increase in net assets resulting from operations	$(105,912)	$16,416
Investment Income
For the three months ended March 31, 2020 and 2019, we generated investment income of $45,748 and $51,171, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 136 and 155 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, decreased $165,850, from $1,824,104 for the three months ended March 31, 2019 to $1,658,254 for the three months ended March 31, 2020, as (i) the non-income producing equity portion of our portfolio increased from 1.4% as of March 31, 2019 to 2.1% as of March 31, 2020 and (ii) the size of our investment portfolio as a whole decreased. COVID-19 could cause liquidity issues at our portfolio companies, which could restrict their ability to make cash interest payments to us. Additionally, we may experience full or partial losses on our investments, which may ultimately reduce our investment income in future periods.

Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Management fees	$8,451	$9,331
Administrative services expense	394	497
Subordinated incentive fee on income	3,308	5,375
General and administrative	1,470	1,389
Interest expense	10,464	13,040
Total operating expenses	$24,087	$29,632
The decrease in interest expense was primarily the result of lower LIBOR rates during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease in interest expense was also the result of lower average borrowings on our financing arrangements during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, which also resulted in a decrease in total assets and a decrease in management fees during the three months ended March 31, 2020.
The composition of our general and administrative expenses for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Transfer agent expense	$395	$265
Professional fees	297	553
Valuation expense	276	115
Accounting and administration costs	146	15
Director fees and expenses	116	121
Insurance expense	108	101
Dues and subscriptions	82	135
Printing and marketing expense	15	22
Due diligence fees	—	61
Other expenses	35	1
Total general and administrative expense	$1,470	$1,389

Net Investment Income

Our net investment income totaled $21,661 and $21,539 for the three months ended March 31, 2020 and 2019, respectively. A decrease in investment income during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was offset by a decrease in operating expenses during the same period.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled $(4,196) and $(960) for the three months ended March 31, 2020 and 2019, respectively. This change was driven primarily by realized losses on the liquidation of certain portfolio companies during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. COVID-19 may cause us to experience full or partial losses on our investments, which may result in realized losses upon the exit of our investments.

Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled $(123,377) and $(4,050) for the three months ended March 31, 2020 and 2019, respectively. This change was driven primarily by the outbreak and spread of COVID-19 around the world during the three months ended March 31, 2020, which caused significant uncertainty and volatility in the U.S. and global economies as well as in the financial and credit markets. To the extent that the credit risk of our portfolio companies increases as a result of financial impacts due to COVID-19, we may incur additional unrealized depreciation in future periods.
Net Change in Unrealized Depreciation on Foreign Currency Translation
The net change in unrealized depreciation on foreign currency translation totaled $0 and $(113) for the three months ended March 31, 2020 and 2019, respectively. This depreciation was driven primarily by unfavorable changes in foreign currency exchange rates around March 31, 2019.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the three months ended March 31, 2020 and 2019, we recorded a net (decrease) increase in net assets resulting from operations of $(105,912) and $16,416, respectively, as a result of our operating activity for the respective periods. The decrease was driven primarily by the outbreak and spread of COVID-19 around the world during the three months ended March 31, 2020, which caused significant uncertainty and volatility in the U.S. and global economies as well as in the financial and credit markets.
This “Results of Operations” discussion should also be read in conjunction with “Recent Developments - COVID-19” above.
Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $7.29 and $8.40 on March 31, 2020 and December 31, 2019, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.1829 per share during the three months ended March 31, 2020, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was (11.25)% for the three-month period ended March 31, 2020. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.
Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price excluding sales load) have seen an annualized return of 5.24% and a cumulative total return of 45.13% through March 31, 2020 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 3.73% and a cumulative total return of 30.62% through March 31, 2020. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 2.12% and a cumulative total return of 16.51%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 3.56% and a cumulative total return of 29.02% over the same period.

Growth of $10,000 Initial Investment(1)
17,000
16,000
15,000
14,000
13,000
12,000
11,000
10,000
9,000
12/17/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
$14,513
$13,062
$12,902
$11,651
CĪON Investment Corporation (excluding sales load)
S&P/LSTA Leveraged Loan Index
CĪON Investment Corporation (including sales load)
BofA ML US High Yield Index

(1) Cumulative performance: December 17, 2012 to March 31, 2020
The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

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

The outbreak and spread of COVID-19 have caused severe stress and uncertainty in the U.S. and global economies as well as in the financial and credit markets. Given the uncertainty as to the full severity and duration of the pandemic and its effects on us with respect to our compliance with covenants in our loan facilities with lenders and our borrowers’ ability to timely meet their financial obligations to us, management and our board of directors determined that it was in the best interest of our company and all of our shareholders to take certain steps disclosed below during the three months ended March 31, 2020 that were necessary to improve our cash position and preserve financial flexibility in the short term. This “Financial Condition, Liquidity and Capital Resources” discussion should also be read in conjunction with “Recent Developments - COVID-19” above.

On March 19, 2020, our co-chief executive officers determined to (i) change the timing of declaring distributions to shareholders from quarterly to monthly; and (ii) temporarily suspend the payment of distributions to shareholders commencing with the month ending April 30, 2020, whether in cash or pursuant to our distribution reinvestment plan, as amended and restated. Distributions in respect of future months will be reevaluated by management and our board of directors based on circumstances and expectations existing at the time of consideration.

On March 19, 2020, our board of directors, including the independent directors, determined to temporarily suspend our share repurchase program commencing with the second quarter of 2020. Share repurchases for future quarters will be reevaluated by our board of directors based on circumstances and expectations existing at the time of consideration.

During the three months ended March 31, 2020, we indefinitely deferred the payment of subordinated incentive fees to CIM in the amount of $3,308.

As of March 31, 2020 and December 31, 2019, we had $56,657 and $29,527 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

JPM Credit Facility
As of March 31, 2020, our outstanding borrowings under the Amended JPM Credit Facility were $250,000 and the aggregate unfunded principal amount in connection with the Amended JPM Credit Facility was $25,000. As of May 15, 2020, our outstanding borrowings under the Second Amended JPM Credit Facility were $595,035 and the aggregate unfunded principal amount in connection with the Second Amended JPM Credit Facility was $104,965. For a detailed discussion of our Second Amended JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
UBS Facility
As of March 31, 2020 and May 15, 2020, our outstanding borrowings under the Amended UBS Facility were $200,000 and no additional principal amount was available for borrowing under the Amended UBS Facility. We intend to extend the Amended UBS Facility prior to May 19, 2020, otherwise we will pursue an orderly wind down of the transaction. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.

Citibank Credit Facility

As of March 31, 2020, our outstanding borrowings under the Second Amended Citibank Credit Facility were $229,442 and the aggregate unfunded principal amount in connection with the Second Amended Citibank Credit Facility was $120,558. On May 15, 2020, all outstanding borrowings under the Second Amended Citibank Credit Facility were repaid using a portion of the proceeds from the Second Amended JPM Credit Facility. For a detailed discussion of our Second Amended Citibank Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
MS Credit Facility
As of March 31, 2020, our outstanding borrowings under the Amended MS Credit Facility were $127,417 and the aggregate unfunded principal amount in connection with the Amended MS Credit Facility was $22,583. On May 15, 2020, all outstanding borrowings under the Amended MS Credit Facility were repaid using a portion of the proceeds from the Second Amended JPM Credit Facility. For a detailed discussion of our Amended MS Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
Unfunded Commitments
As of March 31, 2020 and May 13, 2020, our unfunded commitments amounted to $76,759 and $68,119, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
Cash and cash equivalents as of March 31, 2020, taken together with our available borrowing capacity under our financing arrangements, is expected to be sufficient for our investing activities and to conduct our operations in the near term. However, disruption in the financial markets caused by COVID-19 may restrict our access to financing. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing will likely not be on as favorable terms as we could have obtained prior to the outbreak of COVID-19. Furthermore, because of declining values of certain of our assets, we may need to post additional unencumbered assets to secure certain of our financing arrangements, leaving less remaining unencumbered assets for future financing. These factors may limit our ability to make new investments and adversely impact our results of operations.
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

Related Party Transactions

For a discussion of our relationship with related parties including CION Securities, CIM, CIG, and AIA and amounts incurred under agreements with such related parties, refer to Note 4 to our consolidated financial statements included in this report.
Contractual Obligations

On August 26, 2016, 34th Street entered into the JPM Credit Facility with JPM, as amended and restated on September 30, 2016, July 11, 2017, November 28, 2017 May 23, 2018 and May 15, 2020. See Note 8 to our consolidated financial statements for a more detailed description of the JPM Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to the economic effects of COVID-19 has introduced significant volatility in the financial markets, and the effect of such volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including changes in interest rates. As of March 31, 2020, 91.8% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income. In recent weeks, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to COVID-19 and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

Under the terms of the Amended JPM Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.25% per year. Under the terms of the Second Amended Citibank Credit Facility, advances bore interest at a floating rate equal to the three-month LIBOR plus 2.00%. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR plus a spread of 3.50%. Under the terms of the Amended MS Credit Facility, advances bore interest at a floating rate equal to the three-month LIBOR plus a spread of 3.00% per year. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Second Amended Citibank Credit Facility, the Amended JPM Credit Facility, the Amended UBS Facility or the Amended MS Credit Facility in effect as of March 31, 2020:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 100 basis points	$(2,525)	(2.3)%
Down 50 basis points	(2,137)	(1.9)%
No change to current base rate (1.38% as of March 31, 2020)	—	—
Up 50 basis points	3,855	3.5%
Up 100 basis points	7,884	7.2%
Up 200 basis points	16,191	14.8%
Up 300 basis points	25,018	22.8%

(1)	This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 4.5% of our investments paid fixed interest rates as of March 31, 2020. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The risk factors presented below supplement, update, supersede and/or replace, as appropriate, the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.
Global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results.
The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to our business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, and Severe Acute Respiratory Syndrome (or the H1N1 virus), have diverted resources and priorities towards the treatment of such diseases. During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which spread to over 100 countries, including the United States, and spread to every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 continued to be identified in additional countries, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions created and will continue to create disruption in global supply chains, and adversely impacted global commercial activity and a number of industries. See “Item 1A. Risk Factors - Risks Related to Our Business and Structure - The current outbreak of COVID-19 has caused severe disruptions in the U.S. and global economy and already has had and is expected to continue to have a materially adverse impact on our financial condition and results of operations.”
Any prolonged disruptions in the business of our portfolio companies, including a disruption in their supply chains, may adversely affect their ability to obtain the necessary raw materials or components to make their products or cause a decline in the demand for their products or services, leading to a negative impact on their operating results. In addition, such events may lead to restrictions on travel to and from the affected areas, making it more difficult for our portfolio companies to conduct their businesses. As a result of pandemic outbreaks, including COVID-19, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require forced shutdowns of our portfolio companies’ facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness, particularly in North America, Europe, or other locations significant to the operations of our portfolio companies, could adversely affect their workforce, resulting in serious health issues and absenteeism, and may cause serious harm to our results of operations, business, or prospects.
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
The current outbreak of COVID-19 has caused severe disruptions in the U.S. and global economy and already has had and is expected to continue to have a materially adverse impact on our financial condition and results of operations.

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, COVID-19, which spread to over 100 countries, including the United States, and spread to every state in the United States. On March 11, 2020, the World Health Organization designated COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 continued to be identified in additional countries, many countries reacted by instituting quarantines, restrictions on travel, closing financial markets and/or restricting trading, and limiting hours of operations of non-essential businesses. Such actions created and will continue to create disruption in global supply chains, and adversely impacted many industries, including industries in which our portfolio companies operate. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

The outbreak of COVID-19 has had, and is expected to continue to have, a material adverse impact on our NAV, financial condition, liquidity, results of operations, and the businesses of our portfolio companies, among other factors. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. Although many or all facets of our business have been or could be impacted by COVID-19, we currently believe the following impacts to be the most material to us:

•
Our NAV has significantly decreased as a result of the outbreak. As of March 31, 2020, our NAV per share was $7.29 as compared to $8.40 as of December 31, 2019. We expect our NAV per share in the future will be different, and possibly materially different, from our March 31, 2020 NAV per share. The recent decrease was the result of significant mark downs in the fair value of our investment portfolio, including our quoted syndicated loan investments and our private loan and other investments. The fair value of these investments deteriorated as a result of market conditions triggered by COVID-19, including increased credit risk for our portfolio companies as their businesses were impacted by the outbreak and technical selling pressure as other market participants began selling assets in an effort to realize liquidity. It is possible that the fair value of our investments, and therefore our NAV per share, could continue to decrease during the period of the COVID-19 outbreak and potentially longer. We believe our investments in portfolio companies in certain industries have been and will continue to be most affected by the COVID-19 outbreak, but the majority of our investments have been and may continue to be affected by the outbreak.

•
The portfolio companies that are borrowers of our loans may not be able to make interest payments, which would adversely impact our net income and results of operations. Many of these portfolio companies’ businesses are adversely affected by COVID-19 and are experiencing lost revenue as quarantines and other social disruption have slowed or stopped purchases of their products or services or have forced them to limit or suspend operations. Furthermore, although most of our loans are secured by first lien security interests in the applicable portfolio company’s assets, if a portfolio company defaults on its loan there is no guarantee we will be able to recover the principal amount of the loan.

•
Disruption in the financial markets caused by the COVID-19 outbreak may restrict our access to financing. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. Furthermore, because of declining values of certain of our assets, we may need to post additional unencumbered assets to secure certain of our financing arrangements, leaving less remaining unencumbered assets for future financing. These factors may limit our ability to make new investments and adversely impact our results of operations.

Additionally, we may experience other negative impacts to our business as a result of COVID-19 that could exacerbate other risks described in this report, including:

•
weakening financial conditions of or the bankruptcy or insolvency of portfolio companies, which may result in the inability of such portfolio companies to meet debt obligations, delays in collecting accounts receivable, defaults, or forgiveness or deferral of interest payments from such portfolio companies;

•	deteriorations in credit and financing market conditions, which may adversely impact our ability to access financing for our investments on favorable terms or at all;

•
operational impacts on our service providers, vendors and counterparties, including our lenders and other providers of financing, brokers and other counterparties that we purchase and sell assets to and from, and legal and diligence professionals that we rely on for acquiring our investments;

•
limitations on our ability to ensure business continuity in the event our, or our third-party service providers’, continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

•	the availability of key personnel of our service providers as they face changed circumstances and potential illness during the pandemic;

•
difficulty in valuing our assets in light of significant changes in the financial markets, including difficulty in forecasting discount rates and making market comparisons, and circumstances affecting our service providers’ personnel during the pandemic;

•	limitations on our ability to raise new capital;

•	significant changes to the valuations of pending investments; and

•	limitations on our ability to make distributions to and/or repurchase shares from our shareholders due to material adverse impacts on our cash flows from operations or liquidity.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions to our shareholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2020.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2020 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2020	—	$—	—	—
February 1 to February 29, 2020	—	—	—	—
March 1 to March 31, 2020	1,076,229	7.50	1,076,229	(1)
Total	1,076,229	$7.50	1,076,229	(1)

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

4.3	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 17, 2020 (File No. 814-00941)).
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

10.6	Form of Follow-On Selected Dealer Agreement (Incorporated by reference to Exhibit (H)(4) to Registrant’s Registration Statement on Form N-2 filed with the SEC on April 28, 2015 (File No. 333-203683)).

Exhibit Number	Description of Document
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
Date: May 15, 2020
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)