Form 10-Q
period 2020-06-30
CION Investment Corp
filed 2020-08-13
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 6, 2020 was 113,311,355.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

To the Shareholders and the Board of Directors of CĪON Investment Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheets, including the consolidated schedules of investments, of CĪON Investment Corporation (the Company), as of June 30, 2020 and 2019, the related consolidated statements of operations, changes in net assets and cash flows for the three and six months ended June 30, 2020 and 2019, and the related notes to the consolidated financial statements (collectively, the interim financial information or interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America and the provisions of the Securities Regulations (Annual Financial Statements), 2010.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet, including the consolidated schedule of investments, of the Company as of December 31, 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, and in our report dated March 16, 2020, we expressed an unqualified opinion on those consolidated financial statements.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ RSM US LLP
New York, New York
August 13, 2020

CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019	June 30, 2019
	(unaudited)		(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,566,841, $1,692,879 and $1,868,367, respectively)	$1,407,019	$1,630,243	$1,813,582
Non-controlled, affiliated investments (amortized cost of $133,187, $88,700 and $51,112, respectively)	125,270	89,326	39,141
Controlled investments (amortized cost of $43,424, $45,497 and $0, respectively)	39,439	45,503	—
Total investments, at fair value (amortized cost of $1,743,452, $1,827,076 and $1,919,479, respectively)	1,571,728	1,765,072	1,852,723
Cash	1,688	6,135	4,923
Due from counterparty	—	3,281	—
Interest receivable on investments	20,850	15,261	16,487
Receivable due on investments sold	1,906	18,552	2,676
Dividend receivable on investments	2,516	1,106	—
Prepaid expenses and other assets	552	985	538
Total assets	$1,599,240	$1,810,392	$1,877,347

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $6,117, $4,457 and $5,840, respectively)	$739,918	$836,585	$876,702
Payable for investments purchased	1,568	1,568	14,317
Accounts payable and accrued expenses	875	815	828
Interest payable	2,479	3,163	3,582
Accrued management fees	7,929	8,869	9,237
Accrued subordinated incentive fee on income	3,308	5,612	4,117
Accrued administrative services expense	733	1,217	83
Total liabilities	756,810	857,829	908,866

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
113,311,355, 113,381,145 and 113,396,246 shares issued and outstanding, respectively	113	113	113
Capital in excess of par value	1,054,898	1,054,913	1,054,913
Accumulated distributable losses	(212,581)	(102,463)	(86,545)
Total shareholders' equity	842,430	952,563	968,481
Total liabilities and shareholders' equity	$1,599,240	$1,810,392	$1,877,347
Net asset value per share of common stock at end of period	$7.43	$8.40	$8.54
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$28,157	$47,648	$67,578	$94,793	$187,104
Paid-in-kind interest income	3,076	223	4,952	876	2,017
Fee income	737	524	1,341	822	3,899
Dividend income	173	90	309	180	474
Non-controlled, affiliated investments
Interest income	1,471	518	2,269	917	1,905
Paid-in-kind interest income	429	41	1,212	65	566
Dividend income	473	475	948	3,037	4,015
Controlled investments
Dividend income	1,292	—	2,947	—	1,123
Total investment income	35,808	49,519	81,556	100,690	201,103
Operating expenses
Management fees	7,929	9,237	16,380	18,568	36,466
Administrative services expense	806	483	1,200	980	2,650
Subordinated incentive fee on income	—	4,117	3,308	9,492	20,087
General and administrative	1,715	1,197	3,185	2,586	5,057
Interest expense	11,442	12,824	21,906	25,864	49,531
Total operating expenses	21,892	27,858	45,979	57,490	113,791
Net investment income	13,916	21,661	35,577	43,200	87,312
Realized and unrealized (losses) gains
Net realized loss on:
Non-controlled, non-affiliated investments	(10,980)	(2,242)	(14,963)	(3,199)	(13,594)
Non-controlled, affiliated investments	—	—	(211)	—	(11,184)
Foreign currency	(6)	(132)	(8)	(135)	(139)
Net realized losses	(10,986)	(2,374)	(15,182)	(3,334)	(24,917)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	13,543	(8,178)	(97,183)	(11,807)	(19,658)
Non-controlled, affiliated investments	(709)	(3,075)	(8,546)	(3,496)	9,101
Controlled investments	823	—	(3,991)	—	6
Foreign currency	—	113	—	—	—
Net change in unrealized appreciation (depreciation)	13,657	(11,140)	(109,720)	(15,303)	(10,551)
Net realized and unrealized gains (losses)	2,671	(13,514)	(124,902)	(18,637)	(35,468)
Net increase (decrease) in net assets resulting from operations	$16,587	$8,147	$(89,325)	$24,563	$51,844
Per share information—basic and diluted
Net increase (decrease) in net assets per share resulting from operations	$0.15	$0.07	$(0.79)	$0.22	$0.46
Weighted average shares of common stock outstanding	113,311,656	113,747,617	113,505,901	113,682,699	113,708,479
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$13,916	$21,661	$35,577	$43,200	$87,312
Net realized loss on investments	(10,980)	(2,242)	(15,174)	(3,199)	(24,778)
Net realized loss on foreign currency	(6)	(132)	(8)	(135)	(139)
Net change in unrealized appreciation (depreciation) on investments	13,657	(11,253)	(109,720)	(15,303)	(10,551)
Net change in unrealized appreciation on foreign currency translation	—	113	—	—	—
Net increase (decrease) in net assets resulting from operations	16,587	8,147	(89,325)	24,563	51,844
Changes in net assets from shareholders' distributions:
Distributions to shareholders	—	(20,801)	(20,793)	(41,573)	(84,772)
Net decrease in net assets resulting from shareholders' distributions	—	(20,801)	(20,793)	(41,573)	(84,772)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $0, $0, $0, $296 and $296, respectively	—	—	—	6,220	6,219
Reinvestment of shareholders' distributions	(1)	8,926	8,070	18,287	35,800
Repurchase of common stock	(14)	(8,926)	(8,085)	(18,287)	(35,799)
Net (decrease) increase in net assets resulting from capital share transactions	(15)	—	(15)	6,220	6,220

Total increase (decrease) in net assets	16,572	(12,654)	(110,133)	(10,790)	(26,708)
Net assets at beginning of period	825,858	981,135	952,563	979,271	979,271
Net assets at end of period	$842,430	$968,481	$842,430	$968,481	$952,563

Net asset value per share of common stock at end of period	$7.43	$8.54	$7.43	$8.54	$8.40
Shares of common stock outstanding at end of period	113,311,355	113,396,246	113,311,355	113,396,246	113,381,145
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$16,587	$8,147	$(89,325)	$24,563	$51,844
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discount on investments	(1,836)	(3,318)	(7,017)	(6,335)	(16,081)
Proceeds from principal repayment of investments	57,924	67,589	240,738	162,731	423,091
Purchase of investments	(25,872)	(141,680)	(201,503)	(285,125)	(563,884)
Paid-in-kind interest and dividends capitalized	(4,083)	(1,084)	(7,353)	(4,323)	(7,072)
Decrease (increase) in short term investments, net	24,989	(7,572)	(2,141)	(21,203)	(16,989)
Proceeds from sale of investments	16,844	41,463	44,428	148,324	245,698
Net realized loss on investments	10,980	2,242	15,174	3,199	24,778
Net unrealized (appreciation) depreciation on investments	(13,657)	11,253	109,720	15,303	10,551
Amortization of debt issuance costs	3,277	687	3,964	1,515	2,898
(Increase) decrease in due from counterparty	5,146	—	3,281	—	(3,281)
(Increase) decrease in interest receivable on investments	(3,463)	620	(4,291)	1,125	2,481
(Increase) decrease in dividends receivable	(1,104)	—	(1,410)	—	(1,106)
(Increase) decrease in receivable due on investments sold	(1,015)	40,716	16,646	3,111	(12,765)
(Increase) decrease in prepaid expenses and other assets	71	(450)	433	(349)	(796)
Increase (decrease) in payable for investments purchased	(19,761)	1,357	—	(2,534)	(15,283)
Increase (decrease) in accounts payable and accrued expenses	(202)	(40)	60	(111)	(124)
Increase (decrease) in interest payable	(290)	(114)	(684)	(378)	(797)
Increase (decrease) in accrued management fees	(522)	(94)	(940)	(71)	(439)
Increase (decrease) in accrued administrative services expense	412	(14)	(484)	(830)	304
Increase (decrease) in subordinated incentive fee on income payable	—	(1,258)	(2,304)	1,513	3,008
Net cash provided by operating activities	64,425	18,450	116,992	40,125	126,036

Financing activities:
Gross proceeds from issuance of common stock	—	—	—	6,516	6,515
Commissions and dealer manager fees paid	—	—	—	(296)	(296)
Repurchase of common stock	(14)	(8,926)	(8,085)	(18,287)	(35,799)
Shareholders' distributions paid	(1)	(11,875)	(12,723)	(23,286)	(48,972)
Repayments under financing arrangements	(505,859)	(76,000)	(581,159)	(149,500)	(370,500)
Borrowings under financing arrangements	445,035	76,000	486,153	133,500	313,000
Debt issuance costs paid	(5,625)	(7)	(5,625)	(1,428)	(1,428)
Net cash used in financing activities	(66,464)	(20,808)	(121,439)	(52,781)	(137,480)

Net decrease in cash and restricted cash	(2,039)	(2,358)	(4,447)	(12,656)	(11,444)
Cash and restricted cash, beginning of period	3,727	7,281	6,135	17,579	17,579
Cash and restricted cash, end of period	$1,688	$4,923	$1,688	$4,923	$6,135

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,484	$12,255	$18,645	$24,727	$47,413
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$(1)	$8,926	$8,070	$18,287	$35,800
Restructuring of portfolio investment	$38,763	$7,703	$38,763	$9,903	$71,445
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 147.0%
Academy, Ltd., L+400, 1.00% LIBOR Floor, 7/1/2022(o)	1 Month LIBOR	Retail	$14,146	$12,873	$13,474
Adams Publishing Group, LLC, L+750, 1.75% LIBOR Floor, 7/2/2023(o)(p)	1 Month LIBOR	Media: Advertising, Printing & Publishing	13,238	13,146	12,642
Adapt Laser Acquisition, Inc., L+800, 1.00% LIBOR Floor, 12/31/2023(o)	3 Month LIBOR	Capital Equipment	11,550	11,550	10,121
Adapt Laser Acquisition, Inc., 0.50% Unfunded, 12/31/2023	None	Capital Equipment	2,000	—	(248)
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,825	9,672	8,007
AIS Holdco, LLC, L+500, 0.00% LIBOR Floor, 8/15/2025(o)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	5,312	5,259	4,582
Alchemy US Holdco 1, LLC, L+550, 10/10/2025(o)	1 Month LIBOR	Construction & Building	13,129	12,985	12,375
Allen Media, LLC, L+550, 0.00% LIBOR Floor, 2/10/2027(o)(p)	3 Month LIBOR	Media: Diversified & Production	24,934	24,934	23,936
ALM Media, LLC, L+650, 1.00% LIBOR Floor, 11/25/2024(o)(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	19,500	19,152	18,720
AMCP Staffing Intermediate Holdings III, LLC, L+675, 1.50% LIBOR Floor, 9/24/2025(o)	3 Month LIBOR	Services: Business	9,950	9,898	9,452
AMCP Staffing Intermediate Holdings III, LLC, L+675, 1.50% LIBOR Floor, 9/24/2025(o)	3 Month LIBOR	Services: Business	411	411	390
AMCP Staffing Intermediate Holdings III, LLC, 0.50% Unfunded, 9/24/2025(o)	None	Services: Business	1,187	—	(59)
American Clinical Solutions LLC, 7.00%, 12/31/2022(o)(s)	None	Healthcare & Pharmaceuticals	3,500	3,412	3,185
American Clinical Solutions LLC, 7.00%, 10/13/2020(o)(s)	None	Healthcare & Pharmaceuticals	250	250	245
American Media, LLC, L+775, 1.50% LIBOR Floor, 12/31/2023(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	12,952	12,711	12,563
American Media, LLC, L+775, 1.50% LIBOR Floor, 12/31/2023(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	1,702	1,666	1,651
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(o)	6 Month LIBOR	Telecommunications	19,531	18,681	15,234
Analogic Corp., L+525, 1.00% LIBOR Floor, 6/21/2024(o)(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,975	4,902	4,876
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024(o)(v)	3 Month LIBOR	Media: Diversified & Production	11,769	11,626	11,387
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024(o)	3 Month LIBOR	Media: Diversified & Production	833	833	825
Anthem Sports & Entertainment Inc., 0.50% Unfunded, 9/9/2024	None	Media: Diversified & Production	1,333	—	(13)
APC Automotive Technologies, LLC, 10.00%, 9/1/2020(p)	None	Automotive	1,593	1,593	1,591
APC Automotive Technologies, LLC, 0.00% Unfunded, 9/1/2020(p)(q)	None	Automotive	1,162	—	(1)
APC Automotive Technologies, LLC, L+500, 1.00% LIBOR Floor, 5/10/2025(o)(p)	3 Month LIBOR	Automotive	8,931	8,620	4,052
APC Automotive Technologies, LLC, L+500, 1.00% LIBOR Floor, 5/10/2024(o)(r)(v)	(w)	Automotive	2,773	2,631	—
APCO Holdings, LLC, L+550, 0.00% LIBOR Floor, 6/9/2025(o)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	10,677	10,594	10,250
Ascent Resources - Marcellus, LLC, L+650, 1.00% LIBOR Floor, 3/30/2023(o)	1 Month LIBOR	Energy: Oil & Gas	285	285	285
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(o)(p)	1 Month LIBOR	Construction & Building	14,609	14,138	13,422
Avison Young (USA) Inc., L+500, 0.00% LIBOR Floor, 1/31/2026(h)(o)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	9,850	9,684	9,080
Bi-Lo, LLC, L+800, 1.00% LIBOR Floor, 5/31/2024(o)(p)	3 Month LIBOR	Retail	18,817	18,144	18,769
BK Medical Holding Company, Inc., L+525, 1.00% LIBOR Floor, 6/22/2024(o)(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,988	4,944	4,863
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023(o)(p)	3 Month LIBOR	Aerospace & Defense	31,899	31,663	29,985
Cardinal US Holdings, Inc., L+500, 1.00% LIBOR Floor, 7/31/2023(o)	3 Month LIBOR	Services: Business	8,266	7,925	7,233
CB URS Holdings Corp., L+575, 1.00% LIBOR Floor, 9/1/2024(o)	3 Month LIBOR	Transportation: Cargo	16,146	16,072	12,795
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021(o)	3 Month LIBOR	Services: Consumer	19,314	19,320	13,172
Charming Charlie LLC, 20.00%, 5/15/2020(r)(s)	None	Retail	777	657	357
Charming Charlie LLC, L+1200, 1.00% LIBOR Floor, 4/24/2023(r)(s)(v)	1 Month LIBOR	Retail	2,936	—	—
Charming Charlie LLC, L+1200, 1.00% LIBOR Floor, 4/24/2023(r)(s)(v)	1 Month LIBOR	Retail	3,595	—	—
CHC Solutions Inc., 12.00%, 7/20/2023(p)(v)	None	Healthcare & Pharmaceuticals	7,498	7,497	7,198
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(o)(p)(v)	1 Month LIBOR	Hotel, Gaming & Leisure	24,457	23,933	21,278
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(o)(v)	1 Month LIBOR	Hotel, Gaming & Leisure	2,482	2,482	2,160
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/16/2021	None	Hotel, Gaming & Leisure	2,898	—	(377)
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023	3 Month LIBOR	Beverage, Food & Tobacco	1,020	980	847
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(o)	3 Month LIBOR	Beverage, Food & Tobacco	414	413	343
Country Fresh Holdings, LLC, 12.00%, 6/1/2022(v)	None	Beverage, Food & Tobacco	274	246	268
Country Fresh Holdings, LLC, 0.00% Unfunded, 6/1/2022(q)	None	Beverage, Food & Tobacco	455	—	(9)
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2026(o)(p)	3 Month LIBOR	Chemicals, Plastics & Rubber	29,925	29,646	29,476
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2025(o)(p)	3 Month LIBOR	Chemicals, Plastics & Rubber	1,500	1,486	1,478
Coyote Buyer, LLC, 0.50% Unfunded, 2/6/2025	None	Chemicals, Plastics & Rubber	1,000	—	(15)
David's Bridal, LLC, L+1000, 1.00% LIBOR Floor, 6/23/2023	3 Month LIBOR	Retail	5,250	4,208	5,250
David's Bridal, LLC, L+600, 1.00% LIBOR Floor, 6/30/2023(v)	3 Month LIBOR	Retail	722	616	722
Deluxe Entertainment Services, Inc., L+650, 1.00% LIBOR Floor, 3/25/2024(o)(s)(v)	3 Month LIBOR	Media: Diversified & Production	24,075	24,319	28,560
DMT Solutions Global Corp., L+700, 0.00% LIBOR Floor, 7/2/2024(o)	3 Month LIBOR	Services: Business	18,000	17,612	17,010
Eagle Family Foods Group LLC, L+650, 1.00% LIBOR Floor, 6/14/2024(o)	3 Month LIBOR	Beverage, Food & Tobacco	14,700	14,463	14,259
Entertainment Studios P&A LLC, 6.35%, 5/18/2037(l)(o)	None	Media: Diversified & Production	14,442	14,340	13,648
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(l)	None	Media: Diversified & Production	—	—	1,528
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(o)	1 Month LIBOR	Capital Equipment	27,000	26,791	24,300
ES Chappaquiddick LLC, 10.00%, 5/18/2022(o)	None	Media: Diversified & Production	925	925	941
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(h)(o)(p)(r)	1 Month LIBOR	High Tech Industries	10,050	9,800	7,488
Extreme Reach, Inc., L+750, 1.50% LIBOR Floor, 3/29/2024(o)(p)	1 Month LIBOR	Media: Diversified & Production	16,489	16,423	16,077
Extreme Reach, Inc., L+750, 1.50% LIBOR Floor, 3/29/2024(o)(p)	1 Month LIBOR	Media: Diversified & Production	872	869	850
Extreme Reach, Inc., 0.50% Unfunded, 3/29/2024	None	Media: Diversified & Production	872	—	(22)
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022(r)(s)(v)	1 Month LIBOR	Media: Diversified & Production	1,174	1,115	—
Foundation Consumer Healthcare, LLC, L+600, 1.00% LIBOR Floor, 11/2/2023(o)(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	39,735	39,475	39,735
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	4,211	(18)	—
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023(h)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	30,000	29,818	28,500
Geo Parent Corp., L+525, 0.00% LIBOR Floor, 12/19/2025(o)	1 Month LIBOR	Services: Business	14,813	14,688	14,220
Geon Performance Solutions, LLC, L+625, 1.63% LIBOR Floor, 10/25/2024(o)(p)	1 Month LIBOR	Chemicals, Plastics & Rubber	17,327	17,222	16,460
Geon Performance Solutions, LLC, L+625, 1.63% LIBOR Floor, 10/25/2024	1 Month LIBOR	Chemicals, Plastics & Rubber	550	550	522
Geon Performance Solutions, LLC, 0.50% Unfunded, 10/25/2024	None	Chemicals, Plastics & Rubber	2,037	—	(102)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023(o)	3 Month LIBOR	Services: Business	12,758	12,721	9,228
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,724	4,645	4,287
Hilliard, Martinez & Gonzales, LLP, L+1800, 2.00% LIBOR Floor, 12/17/2022(o)(v)	1 Month LIBOR	Services: Consumer	15,487	15,364	15,468
Homer City Generation, L.P., L+1100, 1.00% LIBOR Floor, 4/5/2023(o)(r)	3 Month LIBOR	Energy: Oil & Gas	14,407	13,916	7,564
HUMC Holdco, LLC, 9.00%, 8/16/2020(o)	None	Healthcare & Pharmaceuticals	10,000	10,000	9,600
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(o)	1 Month LIBOR	Energy: Oil & Gas	9,571	9,322	8,674
Hyperion Materials & Technologies, Inc., L+550, 1.00% LIBOR Floor, 8/28/2026(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	9,950	9,767	8,837
Independent Pet Partners Intermediate Holdings, LLC, L+900, 1.00% LIBOR Floor, 11/19/2023(o)	3 Month LIBOR	Retail	12,522	12,366	11,207
Independent Pet Partners Intermediate Holdings, LLC, 1.00% Unfunded, 11/19/2023	None	Retail	7,363	—	(773)
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/23/2022(o)	1 Month LIBOR	Services: Business	6,820	6,717	6,820
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(o)(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,675	15,664	13,128
Instant Web, LLC, L+650, 1.00% LIBOR Floor, 12/15/2022(o)(p)	1 Month LIBOR	Media: Advertising, Printing & Publishing	37,683	37,620	35,045
Instant Web, LLC, L+650, 1.00% LIBOR Floor, 12/15/2022(o)	1 Month LIBOR	Media: Advertising, Printing & Publishing	2,704	2,704	2,582
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(o)	3 Month LIBOR	Beverage, Food & Tobacco	13,481	13,377	7,280
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2022(o)(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	11,745	11,667	10,850
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023(o)	1 Month LIBOR	Telecommunications	13,544	13,543	13,544
Jenny C Acquisition, Inc., L+1050, 1.75% LIBOR Floor, 10/1/2024(o)(v)	3 Month LIBOR	Services: Consumer	10,242	10,163	9,036
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(o)	3 Month LIBOR	Beverage, Food & Tobacco	15,725	15,444	11,184
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(r)(v)	1 Month LIBOR	Chemicals, Plastics & Rubber	7,941	7,037	1,588
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(r)(v)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,438	—	—
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(o)(r)	3 Month LIBOR	Consumer Goods: Durable	8,183	7,896	3,682
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 12/29/2020(o)(p)	1 Month LIBOR	High Tech Industries	2,771	2,767	2,771
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 12/29/2020(h)	1 Month EURIBOR	High Tech Industries	€3,504	3,933	3,937
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024(o)(p)	3 Month LIBOR	Services: Business	19,764	19,534	18,973
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024(o)(p)	3 Month LIBOR	Services: Business	4,265	4,213	4,094
LAV Gear Holdings, Inc., 1.00% Unfunded, 4/7/2021	None	Services: Business	864	(7)	(35)
LD Intermediate Holdings, Inc., L+588, 1.00% LIBOR Floor, 12/9/2022(o)	3 Month LIBOR	High Tech Industries	11,354	11,150	10,786
LGC US Finco, LLC, L+650, 1.00% LIBOR Floor, 12/20/2025(o)	1 Month LIBOR	Capital Equipment	9,900	9,619	9,677
Lift Brands, Inc., L+750, 1.00% LIBOR Floor, 6/29/2025(o)(p)(s)	1 Month LIBOR	Services: Consumer	23,642	23,641	23,642
Lift Brands, Inc., 9.50%, 6/29/2025(o)(p)(s)(v)	None	Services: Consumer	4,634	4,518	4,518
Lift Brands, Inc., 6/29/2025(o)(p)(s)(x)	None	Services: Consumer	5,296	4,621	4,621
Longview Power, LLC, L+600, 1.00% LIBOR Floor, 4/13/2021(o)(r)	3 Month LIBOR	Energy: Oil & Gas	17,745	16,454	7,808
Manna Pro Products, LLC, L+600, 1.00% LIBOR Floor, 12/8/2023(o)	1 Month LIBOR	Retail	3,422	3,422	3,388
Manna Pro Products, LLC, L+600, 1.00% LIBOR Floor, 12/8/2023(o)	1 Month LIBOR	Retail	1,115	1,115	1,104
Manna Pro Products, LLC, 1.00% Unfunded, 5/31/2021	None	Retail	4,413	—	(44)
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023(o)	3 Month LIBOR	Services: Business	22,310	22,310	20,971
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023(o)	3 Month LIBOR	Services: Business	3,000	3,000	2,820
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Mimeo.com, Inc., 0.25% Unfunded, 12/21/2020	None	Services: Business	10,000	—	(600)
Moss Holding Company, L+625, 1.00% LIBOR Floor, 4/17/2023(o)(p)	3 Month LIBOR	Services: Business	19,657	19,442	18,281
Moss Holding Company, L+625, 1.00% LIBOR Floor, 4/17/2023(o)	3 Month LIBOR	Services: Business	624	624	580
Moss Holding Company, 6.25% Unfunded, 4/17/2023	None	Services: Business	106	—	(7)
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	1,502	—	(106)
Murray Energy Corp., L+1100, 2.00% LIBOR Floor, 7/29/2020(o)	1 Month LIBOR	Metals & Mining	662	649	367
Murray Energy Corp., L+725, 1.00% LIBOR Floor, 10/17/2022(r)	1 Month LIBOR	Metals & Mining	3,574	3,489	71
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(o)(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	14,529	14,442	14,093
One Call Corp., L+525, 1.00% LIBOR Floor, 11/25/2022(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	3,886	3,749	3,614
Optio Rx, LLC, L+700, 0.00% LIBOR Floor, 6/28/2024(o)(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	19,900	19,900	19,701
Palmetto Solar, LLC, 12.00%, 12/12/2024(o)	None	High Tech Industries	9,442	8,997	9,159
Palmetto Solar, LLC, 0.75% Unfunded, 12/12/2021	None	High Tech Industries	10,558	—	(317)
PFS Holding Corp., L+350, 1.00% LIBOR Floor, 1/31/2021(o)(r)	3 Month LIBOR	Retail	3,097	2,699	2,055
PH Beauty Holdings III Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(o)	3 Month LIBOR	Consumer Goods: Non-Durable	4,863	4,824	4,522
Pixelle Specialty Solutions LLC, L+650, 1.00% LIBOR Floor, 10/31/2024(o)	1 Month LIBOR	Forest Products & Paper	20,513	20,111	19,609
Plano Molding Company, LLC, L+750, 1.00% LIBOR Floor, 5/12/2021(o)	3 Month LIBOR	Consumer Goods: Non-Durable	5,980	5,960	5,621
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(o)	6 Month LIBOR	Chemicals, Plastics & Rubber	19,700	19,389	16,844
Polymer Process Holdings, Inc., L+600, 0.00% LIBOR Floor, 5/1/2026(o)	1 Month LIBOR	Chemicals, Plastics & Rubber	19,788	19,442	18,266
Rhino Energy LLC, L+1000, 1.00% LIBOR Floor, 12/27/2022(o)	1 Month LIBOR	Metals & Mining	9,949	9,781	8,159
SCIH Salt Intermediate Holdings Inc., L+450, 1.00% LIBOR Floor, 3/16/2027(o)(p)	3 Month LIBOR	Chemicals, Plastics & Rubber	10,000	9,903	9,788
Securus Technologies Holdings, Inc., L+450, 1.00% LIBOR Floor, 11/1/2024(o)	6 Month LIBOR	Telecommunications	3,969	2,966	3,930
SEK Holding Co LLC, L+1150, 1.00% LIBOR Floor, 3/14/2022(o)(v)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	15,690	15,469	14,459
Sequoia Healthcare Management, LLC, 12.75%, 8/21/2023(o)(p)(r)	None	Healthcare & Pharmaceuticals	8,954	8,882	7,297
SIMR, LLC, L+1700, 2.00% LIBOR Floor, 9/7/2023(o)(s)(v)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,592	15,384	14,481
Smart & Final Inc., L+675, 0.00% LIBOR Floor, 6/20/2025(o)	1 Month LIBOR	Retail	7,905	7,279	7,767
Sorenson Communications, LLC, L+650, 0.00% LIBOR Floor, 4/30/2024(o)	3 Month LIBOR	Telecommunications	12,879	12,514	12,766
Spinal USA, Inc. / Precision Medical Inc., L+950, 6/30/2021(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,595	12,534	11,700
Spinal USA, Inc. / Precision Medical Inc., L+950, 6/30/2021(o)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,087	1,059	1,058
Spinal USA, Inc. / Precision Medical Inc., L+950, 6/30/2021(o)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	572	493	533
Stats Intermediate Holdings, LLC, L+525, 0.00% LIBOR Floor, 7/12/2026(o)	1 Month LIBOR	High Tech Industries	9,950	9,755	9,092
Teladoc, Inc., 0.50% Unfunded, 7/14/2020	None	High Tech Industries	1,250	—	—
Telestream Holdings Corp., L+645, 1.00% LIBOR Floor, 3/24/2022(k)(o)	1 Month LIBOR	High Tech Industries	8,723	8,644	8,461
Tenere Inc., L+1000, 1.00% LIBOR Floor, 5/5/2025(o)(p)	3 Month LIBOR	Capital Equipment	12,080	11,990	12,080
Tensar Corp., L+475, 1.00% LIBOR Floor, 7/9/2021(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	12,876	12,640	12,908
The Pasha Group, L+750, 1.00% LIBOR Floor, 1/26/2023(o)(p)	2 Month LIBOR	Transportation: Cargo	5,138	5,048	4,984
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
The Pay-O-Matic Corp., L+900, 0.00% LIBOR Floor, 4/5/2021(g)(o)	3 Month LIBOR	Services: Consumer	8,462	8,439	8,336
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021(h)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	12,974	12,952	12,228
Volta Charging, LLC, 12.00%, 6/19/2024(o)	None	Media: Diversified & Production	10,000	10,000	10,000
Volta Charging, LLC, 12.00%, 6/19/2024(o)	None	Media: Diversified & Production	10,000	9,978	10,000
Volta Charging, LLC, 0.00% Unfunded, 6/19/2021(q)	None	Media: Diversified & Production	2,000	—	—
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(o)(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,503	9,419	8,980
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,657	1,643	1,591
West Dermatology Management Holdings, LLC, 0.75% Unfunded, 2/11/2022	None	Healthcare & Pharmaceuticals	8,840	(39)	(486)
Winebow Holdings, Inc., L+375, 1.00% LIBOR Floor, 7/1/2021(o)(p)	1 Month LIBOR	Beverage, Food & Tobacco	5,968	5,584	5,461
Wok Holdings Inc., L+650, 0.00% LIBOR Floor, 3/1/2026(o)	1 Month LIBOR	Beverage, Food & Tobacco	12,838	12,685	11,538
Woodstream Corp., L+625, 1.00% LIBOR Floor, 5/29/2022(o)	1 Month LIBOR	Consumer Goods: Non-Durable	9,243	9,243	9,185
Woodstream Corp., L+625, 1.00% LIBOR Floor, 5/29/2022(o)	1 Month LIBOR	Consumer Goods: Non-Durable	558	558	554
Total Senior Secured First Lien Debt				1,348,873	1,238,256
Senior Secured Second Lien Debt - 22.9%
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022(o)(p)	1 Month LIBOR	High Tech Industries	13,800	13,653	13,317
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(o)(p)	1 Month LIBOR	Services: Business	17,250	17,132	16,215
Albany Molecular Research, Inc., L+700, 1.00% LIBOR Floor, 8/30/2025(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,853	9,575
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2022(o)	3 Month LIBOR	Construction & Building	5,180	5,154	4,947
Carestream Health, Inc., L+950, 1.00% LIBOR Floor, 6/7/2021(o)(p)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,752	10,752	10,214
Country Fresh Holdings, LLC, L+850, 1.00% LIBOR Floor, 4/29/2024(o)(v)	3 Month LIBOR	Beverage, Food & Tobacco	2,134	2,134	1,707
Dayton Superior Corp., L+700, 2.00% LIBOR Floor, 12/4/2024(o)	3 Month LIBOR	Construction & Building	1,500	1,500	1,459
Deluxe Entertainment Services, Inc., L+850, 1.00% LIBOR Floor, 9/25/2024(o)(s)(v)	3 Month LIBOR	Media: Diversified & Production	10,141	9,944	8,785
EagleTree-Carbide Acquisition Corp., L+850, 1.00% LIBOR Floor, 8/28/2025(o)(p)	1 Month LIBOR	Consumer Goods: Durable	15,000	14,831	15,000
Evergreen Skills Lux S.À.R.L., L+825, 1.00% LIBOR Floor, 4/28/2022(h)(r)	1 Month LIBOR	High Tech Industries	9,999	7,886	412
Global Tel*Link Corp., L+825, 0.00% LIBOR Floor, 11/29/2026(o)(p)	1 Month LIBOR	Telecommunications	11,500	11,323	11,212
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026(o)	6 Month LIBOR	Services: Business	11,891	11,669	10,405
Medical Solutions Holdings, Inc., L+838, 1.00% LIBOR Floor, 6/16/2025(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,886	9,250
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,694	5,670
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(o)(p)	6 Month LIBOR	Services: Business	7,000	6,961	6,860
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024(h)	1 Month EURIBOR	Chemicals, Plastics & Rubber	€7,489	7,999	8,329
Patterson Medical Supply, Inc., L+1050, 1.00% LIBOR Floor, 8/28/2023(o)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,790	13,720	12,583
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	10,000	9,877	8,775
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022(r)	3 Month LIBOR	Retail	4,998	4,155	—
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2024(o)(v)	3 Month LIBOR	Telecommunications	3,245	3,151	1,671
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025(o)	6 Month LIBOR	Telecommunications	2,942	2,917	2,556
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025(o)	3 Month LIBOR	Services: Business	13,393	13,143	10,513
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(o)(r)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,415	8,111
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/14/2026(o)(p)	6 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,879	12,225
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023(o)	3 Month LIBOR	High Tech Industries	3,445	3,404	3,407
Total Senior Secured Second Lien Debt				225,032	193,198
Collateralized Securities and Structured Products - Equity - 1.3%
APIDOS CLO XVI Subordinated Notes, 0.00% Estimated Yield, 1/19/2025(h)	(f)	Diversified Financials	9,000	3,343	1,614
CENT CLO 19 Ltd. Subordinated Notes, 0.00% Estimated Yield, 10/29/2025(h)	(f)	Diversified Financials	2,000	1,162	125
Galaxy XV CLO Ltd. Class A Subordinated Notes, 5.76% Estimated Yield, 4/15/2025(h)	(f)	Diversified Financials	4,000	2,121	1,256
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026(h)	(f)	Diversified Financials	10,000	9,247	8,297
Total Collateralized Securities and Structured Products - Equity				15,873	11,292
Unsecured Debt - 0.6%
WPLM Acquisition Corp., 15.00%, 11/24/2025(v)	None	Media: Advertising, Printing & Publishing	5,000	4,909	4,800
Total Unsecured Debt				4,909	4,800
Equity - 11.0%
American Clinical Solutions LLC, Class A Membership Interests(q)(s)		Healthcare & Pharmaceuticals	6,030,384 Units	1,658	1,206
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(q)		Media: Diversified & Production	769 Units	205	99
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(q)		Media: Diversified & Production	135 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(q)		Media: Diversified & Production	2,508 Units	—	—
Ascent Resources - Marcellus, LLC, Common Shares(q)		Energy: Oil & Gas	511,255 Units	1,642	505
Ascent Resources - Marcellus, LLC, Warrants(q)		Energy: Oil & Gas	132,367 Units	13	2
BCP Great Lakes Fund LP, Partnership Interests (31.7% ownership)(h)(t)		Diversified Financials	N/A	12,135	11,587
Carestream Health Holdings, Inc., Warrants(q)		Healthcare & Pharmaceuticals	233 Units	565	565
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend (u)		Healthcare & Pharmaceuticals	2,727,273 Units	5,409	4,009
CION SOF Funding, LLC, Membership Interests (87.5% ownership)(h)(t)		Diversified Financials	N/A	31,289	27,852
Conisus Holdings, Inc., Series B Preferred Stock, 12% Dividend(s)(u)		Healthcare & Pharmaceuticals	12,677,833 Units	14,134	14,332
Conisus Holdings, Inc., Common Stock(q)(s)		Healthcare & Pharmaceuticals	4,914,556 Units	200	4,017
Country Fresh Holdings, LLC, Common Stock(q)		Beverage, Food & Tobacco	2,985 Units	5,249	87
Dayton HoldCo, LLC, Common Stock(q)		Construction & Building	37,264 Units	4,136	6,535
DBI Investors, Inc., Series A1 Preferred Stock(q)		Retail	20,000 Units	802	1,002
DBI Investors, Inc., Series A Preferred Stock(q)		Retail	1,396 Units	140	14
DBI Investors, Inc., Series B Preferred Stock(q)		Retail	4,183 Units	410	—
DBI Investors, Inc., Common Stock(q)		Retail	39,423 Units	—	—
DBI Investors, Inc., Reallocation Rights(q)		Retail	7,500 Units	—	—
DESG Holdings, Inc., Common Stock(j)(q)(s)		Media: Diversified & Production	1,268,143 Units	13,662	10,613
HDNet Holdco LLC, Preferred Unit Call Option(q)		Media: Diversified & Production	1 Unit	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(q)		Retail	1,000,000 Units	1,000	280
Independent Pet Partners Intermediate Holdings, LLC, Warrants(q)		Retail	155,880 Units	—	—
Mooregate ITC Acquisition, LLC, Class A Units(q)		High Tech Industries	500 Units	563	76
Mount Logan Capital Inc., Common Stock(h)(i)(s)		Banking, Finance, Insurance & Real Estate	980,284 Units	3,335	2,383
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2020
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
NS NWN Acquisition, LLC, Voting Units(q)	High Tech Industries	346 Units	393	597
NS NWN Acquisition, LLC, Class A Preferred Units(q)	High Tech Industries	111 Units	111	332
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(q)	Consumer Goods: Durable	1,575 Units	1,000	218
Palmetto Clean Technology, Inc., Warrants(q)	High Tech Industries	693,387 Units	472	354
Rhino Energy LLC, Warrants(q)	Metals & Mining	170,972 Units	280	18
SIMR Parent, LLC, Class B Common Units(q)(s)	Healthcare & Pharmaceuticals	12,283,163 Units	8,002	—
Snap Fitness Holdings, Inc., Class A Stock(q)(s)	Services: Consumer	9,858 Units	3,078	3,078
Snap Fitness Holdings, Inc., Warrants(q)(s)	Services: Consumer	3,996 Units	1,247	1,247
Spinal USA, Inc. / Precision Medical Inc., Warrants(q)	Healthcare & Pharmaceuticals	14,181,915 Units	5,806	—
Tenere Inc., Warrants(q)	Capital Equipment	N/A	161	1,506
Total Equity			117,097	92,514
Short Term Investments - 3.8%(m)
First American Treasury Obligations Fund, Class Z Shares, 0.06%(n)			31,668	31,668
Total Short Term Investments			31,668	31,668
TOTAL INVESTMENTS - 186.6%			$1,743,452	1,571,728
LIABILITIES IN EXCESS OF OTHER ASSETS - (86.6%)				(729,298)
NET ASSETS - 100%				$842,430
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note v. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The 1, 2, 3 and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.16%, 0.23%, 0.30% and 0.37%, respectively, as of June 30, 2020.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2020, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2020. The 1 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.48%) as of June 30, 2020.
c.Fair value determined in good faith by the Company’s board of directors (see Note 9) using significant unobservable inputs unless otherwise noted.
d.Represents amortized cost for debt securities and cost for equity investments.
e.Denominated in U.S. dollars unless otherwise noted.
f.The CLO subordinated notes are considered equity positions in the CLO vehicles and are not rated. Equity investments are entitled to recurring distributions, which are generally equal to the remaining cash flow of the payments made by the underlying vehicle's securities less contractual payments to debt holders and expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
g.As a result of an arrangement between the Company and the other lenders in the syndication, the Company is entitled to less interest than the stated interest rate of this loan, which is reflected in this schedule, in exchange for a higher payment priority.
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2020, 92.2% of the Company’s total assets represented qualifying assets.
i.Fair value determined using level 1 inputs.
j.Position or a portion thereof unsettled as of June 30, 2020.
k.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in the syndication in exchange for lower payment priority.
l.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
m.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
n.7-day effective yield as of June 30, 2020.
o.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of June 30, 2020 (see Note 8).
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2020
(in thousands)

p.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of June 30, 2020 (see Note 8).
q.Non-income producing security.
r.Investment was on non-accrual status as of June 30, 2020.
s.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2019 and June 30, 2020, along with transactions during the six months ended June 30, 2020 in these affiliated investments are as follows:

		Six Months Ended June 30, 2020				Six Months Ended June 30, 2020
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2019	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized (Loss) Gain	Fair Value at June 30, 2020	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
American Clinical Solutions LLC
Tranche I Term Loan	$3,395	$17	$—	$(227)	$3,185	$—	$142	$—
First Amendment Tranche I Term Loan	—	250	—	(5)	245	—	4	—
Class A Membership Interests	—	1,658	—	(452)	1,206	—	—	—
Charming Charlie, LLC
First Lien Term Loan B1	—	—	—	—	—	—	—	—
First Lien Term Loan B2	—	—	—	—	—	—	(1)	—
Vendor Payment Financing	472	7	(104)	(18)	357	—	7	—
Conisus Holdings, Inc.
Series B Preferred Stock	13,270	919	—	143	14,332	—	—	919
Common Stock	1,426	—	—	2,591	4,017	—	—	—
DESG Holdings, Inc.
First Lien Term Loan	28,978	664	—	(1,082)	28,560	—	1,231	—
Second Lien Term Loan	9,717	269	—	(1,201)	8,785	—	532	—
Common Stock	14,763	—	—	(4,150)	10,613	—	—	—
F+W Media, Inc.
First Lien Term Loan B-1	—	—	—	—	—	—	—	—
Lift Brands, Inc.
Term Loan A	—	23,642	—	—	23,642	—	6	—
Term Loan B	—	4,518	—	—	4,518	—	—	—
Term Loan C	—	4,622	—	(1)	4,621	—	1	—
Mount Logan Capital Inc.
Common Stock	2,505	—	—	(122)	2,383	—	—	29
Petroflow Energy Corp.
First Lien Term Loan	10	—	(223)	213	—	(211)	—	—
SIMR, LLC
First Lien Term Loan	14,205	531	—	(255)	14,481	—	1,559	—
SIMR Parent, LLC
Class B Common Units	3,980	—	—	(3,980)	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	—	3,078	—	—	3,078	—	—	—
Warrants	—	1,247	—	—	1,247	—	—	—
Totals	$92,721	$41,422	$(327)	$(8,546)	$125,270	$(211)	$3,481	$948
(1)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Includes PIK interest income.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2020
(in thousands)
t.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2019 and June 30, 2020, along with transactions during the six months ended June 30, 2020 in these controlled investments are as follows:

		Six Months Ended June 30, 2020				Six Months Ended June 30, 2020
Controlled Investments	Fair Value at December 31, 2019	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized (Loss) Gain	Fair Value at June 30, 2020	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
BCP Great Lakes Fund LP
Membership Interests	$14,238	$169	$(2,242)	$(578)	$11,587	$—	$—	$459
CION SOF Funding, LLC
Membership Interests	31,265	—	—	(3,413)	27,852	—	—	2,488
Totals	$45,503	$169	$(2,242)	$(3,991)	$39,439	$—	$—	$2,947
(1)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Includes PIK interest income.
u.For the six months ended June 30, 2020, non-cash dividend income of $919 and $270 was recorded on the Company's investment in Conisus Holdings, Inc. and CHC Medical Partners, Inc., respectively.
v.As of June 30, 2020, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	7.75%	2.75%	10.50%
APC Automotive Technologies, LLC	Senior Secured First Lien Debt	4.87%	1.22%	6.09%
Carestream Health, Inc.	Senior Secured Second Lien Debt	2.50%	8.00%	10.50%
Charming Charlie, LLC	Senior Secured First Lien Debt	8.00%	5.00%	13.00%
Charming Charlie, LLC	Senior Secured First Lien Debt	4.00%	9.00%	13.00%
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
CircusTrix Holdings, LLC	Senior Secured First Lien Debt	—	6.50%	6.50%
Country Fresh Holdings, LLC	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
Country Fresh Holdings, LLC	Senior Secured Second Lien Debt	—	9.50%	9.50%
David's Bridal, LLC	Senior Secured First Lien Debt	6.00%	1.00%	7.00%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	6.00%	1.50%	7.50%
Deluxe Entertainment Services, Inc.	Senior Secured Second Lien Debt	7.00%	2.50%	9.50%
F+W Media, Inc.	Senior Secured First Lien Debt	—	8.00%	8.00%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	20.00%	20.00%
Jenny C Acquisition, Inc.	Senior Secured First Lien Debt	—	14.25%	14.50%
KLO Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	9.25%	9.25%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Patterson Medical Supply, Inc.	Senior Secured Second Lien Debt	1.00%	10.50%	11.50%
Premiere Global Services, Inc.	Senior Secured Second Lien Debt	0.50%	10.31%	10.81%
SEK Holding Co LLC	Senior Secured First Lien Debt	9.00%	3.50%	12.50%
SIMR, LLC	Senior Secured First Lien Debt	12.00%	7.00%	19.00%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.47%	10.47%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
w.As of June 30, 2020, the index rate for $1,386 and $1,387 was the 1 month LIBOR and the 6 month LIBOR, respectively.
x.The ultimate interest earned on this loan will be determined based on the portfolio company’s EBITDA at a specified trigger event.
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
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note x. below, investments do not contain a PIK interest provision.
b.The 1, 2, 3 and 6 month LIBOR rates were 1.76%, 1.83%, 1.91% and 1.91%, respectively, as of December 31, 2019.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2019, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2019. The 1 month EURIBOR rate was (0.51%) as of December 31, 2019.
c.Fair value determined in good faith by the Company’s board of directors (see Note 9) using significant unobservable inputs unless otherwise noted.
d.Represents amortized cost for debt securities and cost for equity investments.
e.Denominated in U.S. dollars unless otherwise noted.
f.The CLO subordinated notes are considered equity positions in the CLO vehicles and are not rated. Equity investments are entitled to recurring distributions, which are generally equal to the remaining cash flow of the payments made by the underlying vehicle's securities less contractual payments to debt holders and expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
g.As a result of an arrangement between the Company and the other lenders in the syndication, the Company is entitled to less interest than the stated interest rate of this loan, which is reflected in this schedule, in exchange for a higher payment priority.
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2019, 91.5% of the Company’s total assets represented qualifying assets.
i.Fair value determined using level 1 inputs.
j.Position or a portion thereof unsettled as of December 31, 2019.
k.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and the other lenders in the syndication in exchange for a lower payment priority.
l.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
m.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
n.7-day effective yield as of December 31, 2019.
o.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPM as of December 31, 2019 (see Note 8).
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)
p.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank N.A., or Citibank, as of December 31, 2019 (see Note 8).
q.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS as of December 31, 2019 (see Note 8).
r.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street Funding, LLC, or 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with Morgan Stanley, N.A., or MS, as of December 31, 2019 (see Note 8).
s.Non-income producing security.
t.Investment or a portion thereof was on non-accrual status as of December 31, 2019.
u.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2018 and 2019, along with transactions during the year ended December 31, 2019 in these affiliated investments, are as follows:

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
(1)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Includes PIK interest income.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

v.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2018 and 2019, along with transactions during the year ended December 31, 2019 in these controlled investments, are as follows:

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
(1)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Includes PIK interest income.
w.For the year ended December 31, 2019, non-cash dividend income of $4,015 and $474 was recorded on the Company's investment in Conisus Holdings, Inc. and CHC Medical Partners, Inc., respectively.
x.For the year ended December 31, 2019, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

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
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note i. below. Unless specifically identified in note w. below, investments do not contain a PIK interest provision.
b.The 1, 3, and 6 month LIBOR rates were 2.40%, 2.32%, and 2.20%, respectively, as of June 30, 2019.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2019, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2019. The 1 month EURIBOR rate was (0.43%) as of June 30, 2019.
c.Fair value determined in good faith by the Company’s board of directors (see Note 9) using significant unobservable inputs unless otherwise noted.
d.Represents amortized cost for debt securities and cost for equity investments.
e.Denominated in U.S. dollars unless otherwise noted.
f.For the six months ended June 30, 2019, non-cash dividend income of $3,037 and $180 was recorded on the Company's investment in Conisus Holdings, Inc. and CHC Medical Partners, Inc., respectively.
g.The CLO subordinated notes are considered equity positions in the CLO vehicles and are not rated. Equity investments are entitled to recurring distributions, which are generally equal to the remaining cash flow of the payments made by the underlying vehicle's securities less contractual payments to debt holders and expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
h.As a result of an arrangement between the Company and the other lenders in the syndication, the Company is entitled to less interest than the stated interest rate of this loan, which is reflected in this schedule, in exchange for a higher payment priority.
i.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2019, 92.3% of the Company’s total assets represented qualifying assets.
j.Fair value determined using level 1 inputs.
k.Position or a portion thereof unsettled as of June 30, 2019.
l.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in the syndication in exchange for lower payment priority.
m.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
n.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
o.7-day effective yield as of June 30, 2019.
p.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPM as of June 30, 2019 (see Note 8).
q.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank as of June 30, 2019 (see Note 8).
r.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS as of June 30, 2019 (see Note 8).
s.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with MS as of June 30, 2019 (see Note 8).
t.Non-income producing security.
u.Investment was on non-accrual status as of June 30, 2019.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2019
(in thousands)
v.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the company. Fair value as of December 31, 2018 and June 30, 2019, along with transactions during the six months ended June 30, 2019 in these affiliated investments are as follows:

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
(1)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Includes PIK interest income.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2019
(in thousands)
w.For the six months ended June 30, 2019, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
American Clinical Solutions LLC(u)	Senior Secured First Lien Debt	10.50%	2.00%	12.50%
Charming Charlie LLC(u)	Senior Secured First Lien Debt	7.58%	5.00%	12.58%
Charming Charlie LLC(u)	Senior Secured First Lien Debt	3.58%	9.00%	12.58%
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
Dayton Superior Corp.(u)	Senior Secured First Lien Debt	10.33%	6.00%	16.33%
F+W Media, Inc.(u)	Senior Secured First Lien Debt	—	12.41%	12.41%
F+W Media, Inc.(u)	Senior Secured First Lien Debt	—	8.91%	8.91%
F+W Media, Inc.	Senior Secured First Lien Debt	—	12.38%	12.38%
Petroflow Energy Corp.(u)	Senior Secured First Lien Debt	3.00%	7.44%	10.44%
SEK Holding Co LLC	Senior Secured First Lien Debt	10.39%	3.50%	13.89%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	11.83%	11.83%
Sprint Industrial Holdings, LLC	Senior Secured First Lien Debt	8.35%	1.00%	9.35%
TexOak Petro Holdings LLC(u)	Senior Secured Second Lien Debt	—	8.00%	8.00%
Therapure Biopharma Inc.(x)	Senior Secured First Lien Debt	11.19%	—	11.19%
x.Default interest was paid-in-kind.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2019 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020. The consolidated balance sheet, the consolidated statement of operations and the consolidated schedule of investments as of December 31, 2019 are derived from the 2019 audited consolidated financial statements and include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company does not consolidate its interest in CION SOF Funding, LLC, or CION SOF. See Note 7 for a description of the Company’s investment in CION SOF.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
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
Recently Announced Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $31,668, $29,527 and $33,740 of such investments at June 30, 2020, December 31, 2019 and June 30, 2019, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Income Taxes
The Company elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To qualify and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Company will not be subject to corporate level federal income taxes on any income that the Company distributes to its shareholders. On March 19, 2020, the Company temporarily suspended the payment of distributions to shareholders commencing with the month ending April 30, 2020, whether in cash or pursuant to the Company’s distribution reinvestment plan, as amended and restated. On July 15, 2020, the board of directors determined to recommence the payment of distributions to shareholders. As a result, on July 15, 2020, the Company’s co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for August 2020. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of June 30, 2020, December 31, 2019 or June 30, 2019.
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
During the first half of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which spread to over 100 countries, including the United States, and spread to every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 continued to be identified in additional countries, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Although countries, including the United States, have slowly started to loosen these restrictions, such actions created and will continue to create disruption in global supply chains, and adversely impacted many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.

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
Level 1 -Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.
Level 2 -Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
Level 3 -Unobservable inputs for the asset or liability. The inputs used in the determination of fair value may require significant management judgment or estimation. Such information may be the result of consensus pricing information or broker quotes that include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by the disclaimer would result in classification as a Level 3 asset, assuming no additional corroborating evidence.
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
June 30, 2020
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
A portion of the Company’s investments consist of debt securities that are traded on a private over-the-counter market for institutional investments. CIM attempts to obtain market quotations from at least two brokers or dealers for each investment (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). CIM typically uses the average midpoint of the broker bid/ask price to determine fair value unless a different point within the range is more representative. Because of the private nature of this marketplace (meaning actual transactions are not publicly reported) and the non-binding nature of consensus pricing and/or quotes, the Company believes that these valuation inputs result in Level 3 classification within the fair value hierarchy. As these quotes are only indicative of fair value, CIM benchmarks the implied fair value yield and leverage against what has been observed in the market. If the implied fair value yield and leverage fall within the range of CIM's market pricing matrix, the quotes are deemed to be reliable and used to determine the investment fair value.
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
i.Market comparable statistics and public trading multiples discounted for illiquidity, minority ownership and other factors for companies with similar characteristics.
ii.Valuations implied by third-party investments in the applicable portfolio companies.
iii.Discounted cash flow analysis, including a terminal value or exit multiple.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the Company’s consolidated financial statements. Below is a description of factors that the Company’s board of directors may consider when valuing the Company’s equity and debt investments where a market price is not readily available:
•the size and scope of a portfolio company and its specific strengths and weaknesses;
•prevailing interest rates for like securities;
•expected volatility in future interest rates;
•leverage;
•call features, put features and other relevant terms of the debt;
•the borrower’s ability to adequately service its debt;
•the fair market value of the portfolio company in relation to the face amount of its outstanding debt;
•the quality of collateral securing the Company’s debt investments;
•multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in some cases, book value or liquidation value; and
•other factors deemed applicable.

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
June 30, 2020
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of June 30, 2020, December 31, 2019 and June 30, 2019.
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
June 30, 2020
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

The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2020 and 2019 and the year ended December 31, 2019:

	Six Months Ended June 30,				Year Ended December 31,
	2020		2019		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	696,264	$6,516	696,264	$6,515
Reinvestment of distributions	1,008,204	8,070	2,108,240	18,287	4,217,705	35,800
Total gross shares/proceeds	1,008,204	8,070	2,804,504	24,803	4,913,969	42,315
Sales commissions and dealer manager fees	—	—	—	(296)	—	(296)
Net shares/proceeds	1,008,204	8,070	2,804,504	24,507	4,913,969	42,019
Share repurchase program	(1,077,994)	(8,085)	(2,117,497)	(18,287)	(4,242,063)	(35,799)
Net shares/proceeds (for) from share transactions	(69,790)	$(15)	687,007	$6,220	671,906	$6,220
Since commencing its initial continuous public offering on July 2, 2012 and through June 30, 2020, the Company issued 113,311,355 net shares of common stock for net proceeds of $1,155,272 at an average price per share of $10.20. The net proceeds include gross proceeds received from reinvested shareholder distributions of $206,734, for which the Company issued 23,122,204 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $206,748, for which the Company repurchased 23,302,594 shares of common stock.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
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
The Company limited the number of shares to be repurchased during any calendar year to the number of shares it could have repurchased with the proceeds it received from the issuance of shares pursuant to its fifth amended and restated distribution reinvestment plan. At the discretion of the Company’s board of directors, it could have also used cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. The Company offered to repurchase such shares at a price equal to the estimated net asset value per share on each date of repurchase.
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

The following table summarizes the share repurchases completed during the year ended December 31, 2019 and the six months ended June 30, 2020:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2019
March 31, 2019	March 27, 2019	1,078,856	30%	$8.68	$9,361
June 30, 2019	June 26, 2019	1,038,641	15%	8.59	8,926
September 30, 2019	September 25, 2019	1,035,307	15%	8.27	8,562
December 31, 2019	December 26, 2019	1,089,259	17%	8.22	8,950
Total for the year ended December 31, 2019		4,242,063			$35,799

2020
March 31, 2020	March 30, 2020	1,076,229	13%	$7.50	$8,071
June 30, 2020(1)	N/A	1,765	N/A	7.50	14
Total for the six months ended June 30, 2020		1,077,994			$8,085
(1) Represents an adjustment made during the three months ended June 30, 2020 to shares repurchased during the three months ended March 31, 2020.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Entity	Capacity	Description	2020	2019	2020	2019	2019
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$—	$(3)	$—	$121	$121
CIM	Investment adviser	Management fees(2)	7,929	9,237	16,380	18,568	36,466
CIM	Investment adviser	Incentive fees(2)	—	4,117	3,308	9,492	20,087
CIM	Administrative services provider	Administrative services expense(2)	806	483	1,200	980	2,650
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(2)	(12)	30	(5)	60	146
			$8,723	$13,864	$20,883	$29,221	$59,470
(1)Amounts charged directly to equity.
(2)Amounts charged directly to operations.
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
The Company has entered into an investment advisory agreement with CIM. On November 5, 2019, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2019. Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The Company receives 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 9.375% is exceeded, at which point the Company receives 20% of the amount of pre-incentive fee net investment income that exceeds the annualized rate of 9.375%. As of June 30, 2020, December 31, 2019 and June 30, 2019, the liabilities recorded for subordinated incentive fees were $3,308, $5,612 and $4,117, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019, the Company had no liability for and did not record any capital gains incentive fees.

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

Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of June 30, 2020, the Company raised gross offering proceeds of $1,155,286, of which it can pay up to $17,329 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through June 30, 2020, the Company paid $10,702 of such costs, leaving an additional $6,627 that can be paid.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)

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

Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. For the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019, the Company did not receive any expense support from CIM. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIM during the three or six months ended June 30, 2019 or 2020 or the year ended December 31, 2019, respectively. The Company did not repay any expense support to CIM during the three and six months ended June 30, 2019 or 2020 or the year ended December 31, 2019. The Company may or may not be requested to reimburse any expense support provided in the future.
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
As of June 30, 2020, December 31, 2019 and June 30, 2019, the total liability payable to CIM and its affiliates was $12,012, $15,771, and $13,497, respectively, which primarily related to fees earned by CIM during the three months ended June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
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
Note 5. Distributions
From February 1, 2014 through July 17, 2017, the Company’s board of directors authorized and declared on a monthly basis a weekly distribution amount per share of common stock. On July 18, 2017, the Company's board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of common stock. Effective September 28, 2017, the Company's board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by the board of directors, each on a quarterly basis. Beginning on March 19, 2020, management changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ending April 30, 2020, whether in cash or pursuant to the Company's distribution reinvestment plan, as amended and restated. On July 15, 2020, the board of directors determined to recommence the payment of distributions to shareholders. As a result, on July 15, 2020, management declared regular monthly cash distributions for August 2020. Distributions in respect of future months will be reevaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration. Declared distributions are paid monthly.

The Company’s board of directors declared or ratified distributions for 53 and 13 record dates during the year ended December 31, 2019 and the six months ended June 30, 2020, respectively.
The following table presents cash distributions per share that were declared during the year ended December 31, 2019 and the six months ended June 30, 2020:

	Distributions
Three Months Ended	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.1829	$20,772
June 30, 2019 (thirteen record dates)	0.1829	20,801
September 30, 2019 (thirteen record dates)	0.1829	20,798
December 31, 2019 (fourteen record dates)	0.1969	22,401
Total distributions for the year ended December 31, 2019	$0.7456	$84,772

2020
March 31, 2020 (thirteen record dates)	$0.1829	$20,793
June 30, 2020 (no record dates)	—	—
Total distributions for the six months ended June 30, 2020	$0.1829	$20,793
On July 15, 2020, the Company's co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for August 2020. The distributions will be paid on August 26, 2020 to shareholders of record as of August 25, 2020. Shareholders who previously elected to receive distributions in additional shares of the Company's common stock pursuant to the Company's distribution reinvestment plan will be issued additional shares for the August 2020 distributions on August 26, 2020.

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
June 30, 2020
(in thousands, except share and per share amounts)

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For the six months ended June 30, 2020 and the year ended December 31, 2019, none of the Company's distributions resulted from expense support from CIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIM provides such expense support. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive.

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2020 and 2019 and the year ended December 31, 2019:

	Six Months Ended June 30,						Year Ended December 31,
	2020			2019			2019
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.1829	$20,793	100.0%	$0.3658	$41,573	100.0%	$0.7456	$84,772	100.0%
Total distributions	$0.1829	$20,793	100.0%	$0.3658	$41,573	100.0%	$0.7456	$84,772	100.0%
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
As of June 30, 2020, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $18,491; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $230,110; the net unrealized depreciation was $211,619; and the aggregate cost of securities for Federal income tax purposes was $1,783,347.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)
Note 6. Investments
The composition of the Company’s investment portfolio as of June 30, 2020 and December 31, 2019 at amortized cost and fair value was as follows:

	June 30, 2020			December 31, 2019
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,348,873	$1,238,256	80.4%	$1,388,942	$1,351,767	77.9%
Senior secured second lien debt	225,032	193,198	12.5%	264,280	248,253	14.3%
Collateralized securities and structured products - debt	—	—	—	7,212	7,212	0.4%
Collateralized securities and structured products - equity	15,873	11,292	0.8%	16,476	14,182	0.8%
Unsecured debt	4,909	4,800	0.3%	4,901	4,900	0.3%
Equity	117,097	92,514	6.0%	115,738	109,231	6.3%
Subtotal/total percentage	1,711,784	1,540,060	100.0%	1,797,549	1,735,545	100.0%
Short term investments(2)	31,668	31,668		29,527	29,527
Total investments	$1,743,452	$1,571,728		$1,827,076	$1,765,072
(1)Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.
(2)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
The composition of the Company’s investment portfolio as of June 30, 2019 at amortized cost and fair value was as follows:

	June 30, 2019
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
(1)Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.
(2)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of June 30, 2020, December 31, 2019 and June 30, 2019:

	June 30, 2020		December 31, 2019		June 30, 2019
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$285,689	18.5%	$294,947	17.0%	$307,177	16.9%
Services: Business	173,258	11.3%	191,126	11.0%	219,594	12.1%
Media: Diversified & Production	137,214	8.9%	206,159	11.9%	138,413	7.6%
Chemicals, Plastics & Rubber	133,154	8.6%	102,906	5.9%	88,834	4.9%
Media: Advertising, Printing & Publishing	115,224	7.5%	120,810	7.0%	126,995	7.0%
Services: Consumer	83,118	5.4%	94,058	5.4%	142,613	7.8%
High Tech Industries	69,872	4.5%	60,197	3.5%	96,807	5.3%
Retail	64,572	4.2%	53,599	3.1%	80,585	4.4%
Beverage, Food & Tobacco	61,076	4.0%	68,440	3.9%	69,584	3.8%
Telecommunications	60,913	4.0%	61,577	3.6%	63,628	3.5%
Capital Equipment	57,436	3.7%	73,586	4.2%	97,523	5.4%
Diversified Financials	50,731	3.3%	66,897	3.9%	28,719	1.6%
Banking, Finance, Insurance & Real Estate	40,754	2.6%	62,738	3.6%	63,245	3.5%
Construction & Building	38,738	2.5%	37,096	2.1%	31,723	1.7%
Aerospace & Defense	29,985	1.9%	30,378	1.8%	25,312	1.4%
Energy: Oil & Gas	24,838	1.6%	48,742	2.8%	60,096	3.3%
Hotel, Gaming & Leisure	23,061	1.5%	25,081	1.4%	30,368	1.7%
Consumer Goods: Non-Durable	19,882	1.3%	33,609	1.9%	42,439	2.3%
Forest Products & Paper	19,609	1.3%	24,217	1.4%	19,651	1.1%
Consumer Goods: Durable	18,900	1.2%	31,705	1.8%	31,381	1.7%
Transportation: Cargo	17,779	1.2%	27,291	1.6%	32,444	1.8%
Metals & Mining	8,615	0.6%	10,373	0.6%	9,490	0.5%
Automotive	5,642	0.4%	10,013	0.6%	9,115	0.5%
Environmental Industries	—	—	—	—	2,999	0.2%
Media: Broadcasting & Subscription	—	—	—	—	248	—
Subtotal/total percentage	1,540,060	100.0%	1,735,545	100.0%	1,818,983	100.0%
Short term investments	31,668		29,527		33,740
Total investments	$1,571,728		$1,765,072		$1,852,723

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)

	June 30, 2020		December 31, 2019		June 30, 2019
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,483,105	96.4%	$1,656,031	95.4%	$1,717,885	94.4%
Canada	25,279	1.6%	27,648	1.7%	33,713	1.9%
Cayman Islands	11,292	0.7%	14,182	0.8%	15,414	0.8%
Netherlands	8,329	0.5%	8,314	0.5%	8,429	0.5%
Luxembourg	7,900	0.5%	10,693	0.6%	12,802	0.7%
Cyprus	3,937	0.3%	4,155	0.2%	4,309	0.2%
Bermuda	218	—	528	—	753	—
Germany	—	—	7,212	0.4%	13,305	0.8%
Marshall Islands	—	—	6,782	0.4%	9,374	0.5%
United Kingdom	—	—	—	—	2,999	0.2%
Subtotal/total percentage	1,540,060	100.0%	1,735,545	100.0%	1,818,983	100.0%
Short term investments	31,668		29,527		33,740
Total investments	$1,571,728		$1,765,072		$1,852,723
(1)The geographic dispersion is determined by the portfolio company's country of domicile.

As of June 30, 2020, December 31, 2019 and June 30, 2019, investments on non-accrual status represented 3.0%, 0.4% and 0.6%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2020, December 31, 2019 and June 30, 2019, the Company’s unfunded commitments amounted to $66,915, $83,694 and $70,968, respectively. As of August 6, 2020, the Company’s unfunded commitments amounted to $67,958. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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
On October 2, 2019, CION SOF entered into a senior secured credit facility with MS, or the SOF Credit Facility, for borrowings of up to a maximum amount of $75,000. Advances under the SOF Credit Facility are available through October 2, 2022 and bear interest at a floating rate equal to the three-month LIBOR, plus a spread of (i) 3.0% per year through October 1, 2022 and (i) 3.5% per year thereafter through October 2, 2024. CION SOF's obligations to MS under the SOF Credit Facility are secured by a first priority security interest in all of the assets of CION SOF. On October 2, 2019, CION SOF drew down $64,702 of borrowings under the SOF Credit Facility. As of December 31, 2019 and June 30, 2020, the principal amount outstanding on the SOF Credit Facility was $60,702 and $64,144, respectively. The obligations of CION SOF under the SOF Credit Facility are non-recourse to the Company.
For the six months ended June 30, 2020 and the year ended December 31, 2019, the Company recorded dividend income from its equity interest in CION SOF of $2,487 and $1,076, respectively.
In accordance with ASU 2015-02, Consolidation, the Company has determined that CION SOF is a variable interest entity, or VIE. However, the Company is not the primary beneficiary and therefore does not consolidate CION SOF. The Company's maximum exposure to losses from CION SOF is limited to its equity contribution to CION SOF.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)

The following table sets forth the individual investments in CION SOF's portfolio as of June 30, 2020:

Portfolio Company	Index Rate(a)	Industry	Principal/ Par Amount/ Units	Amortized Cost	Fair Value
Senior Secured First Lien Debt
Anthem Sports and Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024	3 Month LIBOR	Media: Diversified & Production	$3,709	$3,676	$3,588
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023	3 Month LIBOR	Aerospace & Defense	4,962	4,879	4,664
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021	3 Month LIBOR	Services: Consumer	4,961	4,880	3,383
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2026	3 Month LIBOR	Chemicals, Plastics & Rubber	4,988	4,940	4,913
Extreme Reach, Inc., L+750, 1.50% LIBOR Floor, 3/29/2024	1 Month LIBOR	Media: Diversified & Production	4,727	4,666	4,609
Foundation Consumer Healthcare, LLC, L+600, 1.00% LIBOR Floor, 11/2/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	4,827	4,827	4,827
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023	1 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,919	4,750
Geon Performance Solutions, LLC, L+625, 1.63% LIBOR Floor, 10/25/2024	1 Month LIBOR	Chemicals, Plastics & Rubber	4,975	4,975	4,726
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023	1 Month LIBOR	Telecommunications	5,931	5,931	5,931
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024	3 Month LIBOR	Services: Business	4,962	4,875	4,764
Manna Pro Products, LLC, L+600, 1.00% LIBOR Floor, 12/8/2023	1 Month LIBOR	Retail	5,955	5,904	5,895
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022	3 Month LIBOR	Media: Advertising, Printing & Publishing	4,798	4,759	4,654
Optio Rx, LLC, L+700, 0.00% LIBOR Floor, 6/28/2024	3 Month LIBOR	Healthcare & Pharmaceuticals	4,975	4,975	4,925
PH Beauty Holdings III Inc., L+500, 0.00% LIBOR Floor, 9/28/2025	3 Month LIBOR	Consumer Goods: Non-Durable	4,962	4,716	4,615
Pixelle Specialty Solutions LLC, L+650, 1.00% LIBOR Floor, 10/31/2024	1 Month LIBOR	Forest Products & Paper	3,949	3,748	3,775
Polymer Process Holdings, Inc., L+600, 0.00% LIBOR Floor, 5/1/2026	1 Month LIBOR	Chemicals, Plastics & Rubber	4,962	4,895	4,581
Tenere Inc., L+1000, 1.00% LIBOR Floor, 5/5/2025	3 Month LIBOR	Capital Equipment	6,000	6,000	6,000
Woodstream Corp., L+625, 1.00% LIBOR Floor, 5/29/2022	1 Month LIBOR	Consumer Goods: Non-Durable	4,969	4,950	4,938
Total Senior Secured First Lien Debt				88,515	85,538
Senior Secured Second Lien Debt
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022	1 Month LIBOR	High Tech Industries	4,000	3,923	3,860
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000	4,937	4,388
Total Senior Secured Second Lien Debt				8,860	8,248
Short Term Investments(b)
First American Treasury Obligations Fund, Class Z Shares, 0.06%(c)				3,202	3,202
Total Short Term Investments				3,202	3,202
TOTAL INVESTMENTS				$100,577	$96,988
a.The 1 and 3 month LIBOR rates were 0.16% and 0.30%, respectively, as of June 30, 2020. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2020, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2020.
b.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
c.7-day effective yield as of June 30, 2020.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION SOF's portfolio as of December 31, 2019:

Portfolio Company	Index Rate(a)	Industry	Principal/ Par Amount/ Units	Amortized Cost	Fair Value
Senior Secured First Lien Debt
Allen Media, LLC, L+650, 1.00% LIBOR Floor, 8/30/2023	3 Month LIBOR	Media: Diversified & Production	$5,920	$5,738	$5,979
Analogic Corp., L+600, 1.00% LIBOR Floor, 6/21/2024	1 Month LIBOR	Healthcare & Pharmaceuticals	4,923	4,876	4,874
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024	3 Month LIBOR	Media: Diversified & Production	3,978	3,939	3,938
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023	3 Month LIBOR	Aerospace & Defense	4,987	4,892	4,937
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021	1 Month LIBOR	Services: Consumer	4,987	4,876	4,339
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021	1 Month LIBOR	Hotel, Gaming & Leisure	5,985	5,877	5,865
Extreme Reach, Inc., L+750, 0.00% LIBOR Floor, 3/29/2024	1 Month LIBOR	Media: Diversified & Production	4,909	4,839	4,885
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023	1 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,905	4,913
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023	1 Month LIBOR	Telecommunications	6,000	6,000	6,000
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024	3 Month LIBOR	Services: Business	4,987	4,891	4,900
Manna Pro Products, LLC, L+600, 0.00% LIBOR Floor, 12/8/2023	1 Month LIBOR	Retail	5,985	5,927	5,925
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022	1 Month LIBOR	Media: Advertising, Printing & Publishing	4,933	4,886	4,883
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025	1 Month LIBOR	Consumer Goods: Non-Durable	4,987	4,722	4,788
Polymer Process Holdings, Inc., L+600, 0.00% LIBOR Floor, 5/1/2026	1 Month LIBOR	Chemicals, Plastics & Rubber	4,987	4,914	4,913
Woodstream Corp., L+600, 1.00% LIBOR Floor, 5/29/2022	1 Month LIBOR	Consumer Goods: Non-Durable	5,000	4,976	5,000
Total Senior Secured First Lien Debt				76,258	76,139
Senior Secured Second Lien Debt
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022	1 Month LIBOR	High Tech Industries	4,000	3,907	3,940
ABG Intermediate Holdings 2 LLC, L+775, 1.00% LIBOR Floor, 9/29/2025	1 Month LIBOR	Retail	3,000	3,005	3,000
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000	4,928	4,800
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023	1 Month LIBOR	Services: Business	5,000	4,809	5,000
Total Senior Secured Second Lien Debt				16,649	16,740
Short Term Investments(b)
First American Treasury Obligations Fund, Class Z Shares, 1.49%(c)				2,757	2,757
Total Short Term Investments				2,757	2,757
TOTAL INVESTMENTS				$95,664	$95,636
a.The 1 and 3 month LIBOR rates were 1.76% and 1.91%, respectively, as of December 31, 2019.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2019, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2019.
b.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
c.7-day effective yield as of December 31, 2019.
        The following table includes selected balance sheet information for CION SOF as of June 30, 2020 and December 31, 2019:

Selected Balance Sheet Information:	June 30, 2020	December 31, 2019
Investments, at fair value (amortized cost of $100,577 and $95,664, respectively)	$96,988	$95,636
Cash and other assets	211	363
Receivable for investments sold and repaid	130	80
Interest receivable on investments	777	727
Total assets	$98,106	$96,806

Credit facility (net of unamortized debt issuance costs of $1,005 and $1,123, respectively)	$63,139	$59,579
Other liabilities	3,137	1,495
Total liabilities	66,276	61,074
Members' capital	31,830	35,732
Total liabilities and members' capital	$98,106	$96,806

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)
The following table includes selected statement of operations information for CION SOF for the three and six months ended June 30, 2020 and the period from October 2, 2019 (Commencement of Operations) through December 31, 2019:

Selected Statement of Operations Information:	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Period from October 2, 2019 (Commencement of Operations) through December 31, 2019
Total revenues	$2,001	$4,590	$2,326
Total expenses	832	1,775	1,095
Net realized loss on investments	(337)	(337)	—
Net change in unrealized appreciation (depreciation) on investments	542	(3,564)	(28)
Net increase (decrease) in net assets	$1,374	$(1,086)	$1,203
Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2020:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	L+3.25%	$646,035	$53,965	May 15, 2023
UBS Facility	Repurchase Agreement	L+3.90%	100,000	—	November 19, 2020
			$746,035	$53,965
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

On May 15, 2020, 34th Street amended and restated the Amended JPM Credit Facility, or the Second Amended JPM Credit Facility, with JPM in order to fully repay all amounts outstanding under the Citibank Credit Facility and the MS Credit Facility and repay $100,000 of advances outstanding under the UBS Facility (as described below). Under the Second Amended JPM Credit Facility, the aggregate principal amount available for borrowings was increased from $275,000 to $700,000, of which $75,000 may be funded as a revolving credit facility, subject to conditions described in the Second Amended JPM Credit Facility, during the reinvestment period. Under the Second Amended JPM Credit Facility, the reinvestment period was extended until May 15, 2022 and the maturity date was extended to May 15, 2023. Advances under the Second Amended JPM Credit Facility bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.25% per year. On May 15, 2020 and May 19, 2020, 34th Street drew down $358,878 and $100,000 of borrowings under the Second Amended JPM Credit Facility, respectively. On May 15, 2020, May 22, 2020, June 12, 2020, June 19, 2020 and June 29, 2020, 34th Street repaid $13,843, $15,000, $5,000, $18,000 and $11,000 of borrowings under the Second Amended JPM Credit Facility, respectively.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)

As of June 30, 2020, December 31, 2019 and June 30, 2019, the principal amount outstanding on the Amended JPM Credit Facility was $646,035, $250,000 and $250,000, respectively.

The Company contributed loans and other corporate debt securities to 34th Street in exchange for 100% of the membership interests of 34th Street, and may contribute additional loans and other corporate debt securities to 34th Street in the future. 34th Street’s obligations to JPM under the Second Amended JPM Credit Facility are secured by a first priority security interest in all of the assets of 34th Street. The obligations of 34th Street under the Second Amended JPM Credit Facility are non-recourse to the Company, and the Company’s exposure under the Second Amended JPM Credit Facility is limited to the value of the Company’s investment in 34th Street.

In connection with the Second Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the six months ended June 30, 2020, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $9,677 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Second Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of June 30, 2020 and will amortize to interest expense over the term of the Second Amended JPM Credit Facility. At June 30, 2020, the unamortized portion of the debt issuance costs was $6,117.

For the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
Stated interest expense	$4,685	$3,534	$7,721	$7,083	$13,769
Amortization of deferred financing costs	357	152	509	458	764
Non-usage fee	74	64	137	126	253
Total interest expense	$5,116	$3,750	$8,367	$7,667	$14,786
Weighted average interest rate(1)	4.04%	5.69%	4.34%	5.74%	5.53%
Average borrowings	$465,205	$250,000	$357,603	$250,000	$250,000
(1)Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Second Amended JPM Credit Facility and is annualized for periods covering less than one year.

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

Murray Hill Funding, in turn, entered into a repurchase transaction with UBS, pursuant to the terms of a Global Master Repurchase Agreement and the related Annex and Master Confirmation thereto, each dated May 19, 2017, or collectively, the UBS Facility. Pursuant to the UBS Facility, on May 19, 2017 and June 19, 2017, UBS purchased Notes held by Murray Hill Funding for an aggregate purchase price equal to 65% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the UBS Facility was $192,308. Accordingly, the aggregate maximum amount payable to Murray Hill Funding under the UBS Facility would not exceed $125,000. Murray Hill Funding was required to repurchase the Notes sold to UBS under the UBS Facility by no later than May 19, 2020. The financing fee under the UBS Facility was equal to the three-month LIBOR plus a spread of up to 3.50% per year for the relevant period.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
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

On May 19, 2020, Murray Hill Funding entered into a Second Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Second Amended Master Confirmation, which extended the date that Murray Hill Funding will be required to repurchase the Notes sold to UBS under the UBS Facility from May 19, 2020 to November 19, 2020, and increased the spread on the financing fee from 3.50% to 3.90% per year.

On May 19, 2020, Murray Hill Funding repurchased Notes in the aggregate principal amount of $133,333 from UBS for an aggregate repurchase price of $100,000, which was then repaid by Murray Hill Funding II. The repurchase of the Notes on May 19, 2020 resulted in a repayment of one-half of the outstanding amount of borrowings under the UBS Facility as of May 19, 2020. As of June 30, 2020, Notes remained outstanding in the aggregate principal amount of $133,333, which was purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the UBS Facility for aggregate proceeds of $100,000.

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

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and was amortized to interest expense over the term of the UBS Facility. At June 30, 2020, all upfront fees and other expenses were fully amortized.

As of June 30, 2020, Notes in the aggregate principal amount of $133,333 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $100,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of June 30, 2020, the amount due at maturity under the Amended UBS Facility was $100,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of June 30, 2020, the fair value of assets held by Murray Hill Funding II was $177,163.

For the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
Stated interest expense	$1,908	$3,078	$4,611	$6,150	$11,951
Amortization of deferred financing costs	125	234	359	466	940
Total interest expense	$2,033	$3,312	$4,970	$6,616	$12,891
Weighted average interest rate(1)	4.92%	6.09%	5.17%	6.12%	5.89%
Average borrowings	$152,747	$200,000	$176,374	$200,000	$200,000
(1)Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended UBS Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)

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

As of December 31, 2019 and June 30, 2019, the principal amount outstanding on the Second Amended Citibank Credit Facility was $278,542 and $307,542, respectively. On May 15, 2020, Flatiron Funding II repaid all amounts outstanding on the Second Amended Citibank Credit Facility using a portion of the proceeds from the Second Amended JPM Credit Facility (described above).

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

The Company incurred debt issuance costs of $3,373 in connection with obtaining and amending the Citibank Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Second Amended Citibank Credit Facility, which was included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Second Amended Citibank Credit Facility. All unamortized debt issuance costs were expensed upon the repayment of all amounts outstanding on the Second Amended Citibank Credit Facility on May 15, 2020.

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

For the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Second Amended Citibank Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
Stated interest expense	$802	$3,419	$3,171	$6,603	$12,783
Amortization of deferred financing costs	1,379	172	1,551	334	682
Non-usage fee	111	102	288	217	467
Total interest expense	$2,292	$3,693	$5,010	$7,154	$13,932
Weighted average interest rate(1)	3.13%	4.71%	3.72%	4.81%	4.60%
Average borrowings	$110,939	$296,399	$183,774	$282,525	$283,681
(1)Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Second Amended Citibank Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
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

On June 5, 2018, June 12, 2018, June 28, 2018, March 11, 2020 and March 23, 2020, 33rd Street drew down $25,000, $75,000, $50,000, $10,000 and $4,917 of borrowings under the Amended MS Credit Facility, respectively. On May 8, 2019, May 23, 2019, July 29, 2019 and November 6, 2019, 33rd Street repaid $20,000, $5,000, $10,000 and $2,500 of borrowings under the Amended MS Credit Facility, respectively. As of December 31, 2019 and June 30, 2019, the principal amount outstanding on the Amended MS Credit Facility was $112,500 and $125,000, respectively. On May 15, 2020, 33rd Street repaid all amounts outstanding on the Amended MS Credit Facility using a portion of the proceeds from the Second Amended JPM Credit Facility.

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

33rd Street paid an upfront fee and incurred certain other customary costs and expenses totaling $2,591 in connection with obtaining and amending the MS Credit Facility, which the Company initially recorded as prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended MS Credit Facility. On June 5, 2018, unamortized upfront fees were recorded as a direct reduction to the outstanding balance of the Amended MS Credit Facility in the Company’s consolidated balance sheet. All unamortized debt issuance costs were expensed upon the repayment of all amounts outstanding on the Amended MS Credit Facility on May 15, 2020.

For the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Amended MS Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
Stated interest expense	$566	$1,910	$1,928	$4,064	$7,173
Amortization of deferred financing costs	1,415	129	1,544	257	512
Non-usage fee	20	30	87	106	237
Total interest expense	$2,001	$2,069	$3,559	$4,427	$7,922
Weighted average interest rate(1)	3.81%	5.64%	4.50%	5.80%	5.65%
Average borrowings	$61,609	$135,989	$88,451	$142,956	$129,247
(1)Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended MS Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)
Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of June 30, 2020 and December 31, 2019, according to the fair value hierarchy:

	June 30, 2020(1)				December 31, 2019(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,238,256	$1,238,256	$—	$—	$1,351,767	$1,351,767
Senior secured second lien debt	—	—	193,198	193,198	—	—	248,253	248,253
Collateralized securities and structured products - debt	—	—	—	—	—	—	7,212	7,212
Collateralized securities and structured products - equity	—	—	11,292	11,292	—	—	14,182	14,182
Unsecured debt	—	—	4,800	4,800	—	—	4,900	4,900
Equity	2,383	—	50,692	53,075	6,842	—	56,886	63,728
Short term investments	31,668	—	—	31,668	29,527	—	—	29,527
Total Investments	$34,051	$—	$1,498,238	$1,532,289	$36,369	$—	$1,683,200	$1,719,569
(1)Excludes the Company's $27,852 investment in CION SOF and $11,587 investment in BCP Great Lakes Fund LP, which were measured at NAV.
(2)Excludes the Company's $31,265 investment in CION SOF and $14,238 investment in BCP Great Lakes Fund LP, which were measured at NAV.
The following table presents fair value measurements of the Company’s portfolio investments as of June 30, 2019 according to the fair value hierarchy:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,452,981	$1,452,981
Senior secured second lien debt	—	—	291,549	291,549
Collateralized securities and structured products - debt	—	—	13,305	13,305
Collateralized securities and structured products - equity	—	—	15,414	15,414
Equity	6,401	—	39,333	45,734
Short term investments	33,740	—	—	33,740
Total Investments	$40,141	$—	$1,812,582	$1,852,723

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, March 31, 2020	$1,274,325	$201,165	$10,972	$4,800	$46,455	$1,537,717
Investments purchased(1)	59,458	558	—	—	8,106	68,122
Net realized loss	(10,290)	(2)	—	—	—	(10,292)
Net change in unrealized appreciation (depreciation)	11,588	1,408	733	(4)	(3,869)	9,856
Accretion of discount	1,580	252	—	4	—	1,836
Sales and principal repayments(1)	(98,405)	(10,183)	(413)	—	—	(109,001)
Ending balance, June 30, 2020	$1,238,256	$193,198	$11,292	$4,800	$50,692	$1,498,238
Change in net unrealized appreciation (depreciation) on investments still held as of June 30, 2020(2)	$1,623	$1,408	$733	$(4)	$(3,869)	$(109)
(1)Includes non-cash restructured securities.
(2)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

	Six Months Ended June 30, 2020
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2019	$1,351,767	$248,253	$7,212	$14,182	$4,900	$56,886	$1,683,200
Investments purchased(1)	236,612	912	—	—	—	8,717	246,241
Net realized loss	(14,485)	(1)	—	—	—	—	(14,486)
Net change in unrealized depreciation	(73,442)	(15,807)	—	(2,287)	(108)	(14,911)	(106,555)
Accretion of discount	6,269	740	—	—	8	—	7,017
Sales and principal repayments(1)	(268,465)	(40,899)	(7,212)	(603)	—	—	(317,179)
Ending balance, June 30, 2020	$1,238,256	$193,198	$—	$11,292	$4,800	$50,692	$1,498,238
Change in net unrealized depreciation on investments still held as of June 30, 2020(2)	$(74,886)	$(15,261)	$—	$(2,287)	$(108)	$(14,911)	$(107,453)
(1)Includes non-cash restructured securities.
(2)Included in net change in unrealized depreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
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
(1)Includes non-cash restructured securities.
(2)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

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
(1)Includes non-cash restructured securities.
(2)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2019:

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
(1)Includes non-cash restructured securities.
(2)Included in net change in unrealized depreciation on investments in the consolidated statements of operations.

Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of June 30, 2020, December 31, 2019 and June 30, 2019 were as follows:

	June 30, 2020
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$937,625	Discounted Cash Flow	Discount Rates	5.5%	—	22.5%	10.6%
	249,267	Broker Quotes	Broker Quotes	N/A			N/A
	22,463	Market Comparable Approach	EBITDA Multiple	2.75x	—	9.00x	6.00x
	13,172		Revenue Multiple	2.50x			N/A
	7,808		$ per kW	$250			N/A
	7,921	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	173,429	Discounted Cash Flow	Discount Rates	9.1%	—	16.7%	12.0%
	18,098	Broker Quotes	Broker Quotes	N/A			N/A
	1,671	Market Comparable Approach	EBITDA Multiple	5.75x	—	9.74x	9.74x
Collateralized securities and structured products - equity	9,678	Discounted Cash Flow	Discount Rates	14.5%	—	23.0%	15.6%
	1,614	Other(2)	Other(2)	N/A			N/A
Unsecured debt	4,800	Discounted Cash Flow	Discount Rates	16.1%			N/A
Equity	31,210	Market Comparable Approach	EBITDA Multiple	3.50x	—	11.50x	5.79x
	5,130		Revenue Multiple	0.20x	—	1.50x	0.55x
	14,332	Discounted Cash Flow	Discount Rates	21.4%			N/A
	20	Options Pricing Model	Expected Volatility	55.0%	—	102.3%	96.9%
Total	$1,498,238
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value based on expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)

	December 31, 2019
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,115,676	Discounted Cash Flow	Discount Rates	5.0%	-	24.7%	10.0%
	225,310	Broker Quotes	Broker Quotes	N/A			N/A
	7,591	Market Comparable Approach	EBITDA Multiple	5.25x	-	9.00x	7.49x
	3,190	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	139,363	Discounted Cash Flow	Discount Rates	9.0%	-	14.9%	11.0%
	107,816	Broker Quotes	Broker Quotes	N/A			N/A
	1,074	Market Comparable Approach	EBITDA Multiple	5.25x	-	7.55x	7.55x
Collateralized securities and structured products - debt	7,212	Other(2)	Other(2)	N/A			N/A
Collateralized securities and structured products - equity	11,274	Discounted Cash Flow	Discount Rates	12.5%	-	16.0%	13.0%
	2,908	Other(2)	Other(2)	N/A			N/A
Unsecured debt	4,900	Discounted Cash Flow	Discount Rates	15.5%			N/A
Equity	33,230	Market Comparable Approach	EBITDA Multiple	4.50x	-	13.00x	7.18x
	9,456		Revenue Multiple	0.30x	-	3.50x	0.77x
	13,270	Discounted Cash Flow	Discount Rates	21.6%			N/A
	914	Broker Quotes	Broker Quotes	N/A			N/A
	16	Options Pricing Model	Expected Volatility	60.0%	-	92.0%	61.7%
Total	$1,683,200
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value based on expected outcome of proposed corporate transactions and/or other factors.

	June 30, 2019
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$961,007	Discounted Cash Flow	Discount Rates	5.0%	-	20.8%	10.0%
	483,798	Broker Quotes	Broker Quotes	N/A			N/A
	8,176	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	144,001	Broker Quotes	Broker Quotes	N/A			N/A
	140,825	Discounted Cash Flow	Discount Rates	10.0%	-	13.2%	11.4%
	6,723	Market Comparable Approach	EBITDA Multiple	4.73x			N/A
Collateralized securities and structured products - debt	13,305	Discounted Cash Flow	Discount Rates	12.4%			N/A
Collateralized securities and structured products - equity	15,414	Discounted Cash Flow	Discount Rates	12.5%	-	16.0%	13.8%
Equity	19,632	Market Comparable Approach	EBITDA Multiple	4.50x	-	9.50x	7.84x
	7,263		Revenue Multiple	0.30x	-	3.49x	0.72x
	11,861	Discounted Cash Flow	Discount Rates	18.8%			N/A
	414	Options Pricing Model	Expected Volatility	33.0%	-	65.0%	39.4%
	163	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,812,582
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value based on expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
Professional fees	$613	$117	$910	$670	$996
Transfer agent expense	260	338	655	603	1,289
Valuation expense	285	227	561	342	722
Accounting and administration costs	137	188	283	203	567
Director fees and expenses	113	119	229	240	472
Insurance expense	115	103	223	204	421
Dues and subscriptions	67	24	149	159	343
Printing and marketing expense	103	34	118	56	102
Due diligence fees	—	—	—	61	61
Other expenses	22	47	57	48	84
Total general and administrative expense	$1,715	$1,197	$3,185	$2,586	$5,057

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
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

As of June 30, 2020, December 31, 2019 and June 30, 2019, the Company’s unfunded commitments were as follows:

Unfunded Commitments	June 30, 2020(1)	December 31, 2019(1)	June 30, 2019(1)
Palmetto Solar, LLC	$10,558	$19,142	$—
Mimeo.com, Inc.	10,000	11,500	10,500
West Dermatology Management Holdings, LLC	8,840	—	—
Independent Pet Partners Intermediate Holdings, LLC	7,363	7,852	8,889
Manna Pro Products, LLC	4,413	5,528	5,528
Foundation Consumer Healthcare, LLC	4,211	4,211	4,211
CircusTrix Holdings, LLC	2,898	2,892	5,573
BCP Great Lakes Fund LP	2,864	792	—
Echo US Holdings, LLC	2,037	2,586	—
Volta Charging, LLC	2,000	10,000	12,000
Adapt Laser Acquisition, Inc.	2,000	2,000	2,000
Moss Holding Company	1,608	2,232	2,232
Anthem Sports & Entertainment Inc.	1,333	1,333	—
Teladoc, Inc.	1,250	1,250	1,250
AMCP Staffing Intermediate Holdings III, LLC	1,187	1,059	—
APC Automotive Technologies, LLC	1,162	—	—
Coyote Buyer, LLC	1,000	—	—
Extreme Reach, Inc.	872	1,744	—
LAV Gear Holdings, Inc.	864	864	1,744
Country Fresh Holdings, LLC	455	327	735
Lift Brands, Inc.	—	3,950	3,650
Instant Web, LLC	—	2,704	2,055
Adams Publishing Group, LLC	—	1,600	—
American Media, Inc.	—	128	426
DFC Global Facility Borrower II LLC	—	—	5,317
Charming Charlie, LLC	—	—	1,938
Adams Publishing Group, LLC	—	—	1,600
Woodstream Corp.	—	—	559
Elemica, Inc.	—	—	500
F+W Media, Inc.	—	—	261
Total	$66,915	$83,694	$70,968
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2020, December 31, 2019 and June 30, 2019, refer to the table above and the consolidated schedules of investments. As of August 6, 2020, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $67,958.
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

As of June 30, 2020, no contingencies have been recorded on the Company’s consolidated financial statements as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for a further discussion of COVID-19.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)
Note 12. Fee Income
Fee income consists of commitment fees, administrative agent fees, amendment fees and capital structuring and other fees. The following table summarizes the Company’s fee income for the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
Amendment fees	$628	$146	$1,117	$444	$2,033
Capital structuring and other fees	109	350	224	350	1,731
Commitment fees	—	28	—	28	80
Administrative agent fees	—	—	—	—	55
Total	$737	$524	$1,341	$822	$3,899
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended June 30, 2020 and 2019 and as of and for the year ended December 31, 2019:

	Six Months Ended June 30,		Year Ended December 31,
	2020	2019	2019
Per share data:(1)
Net asset value at beginning of period	$8.40	$8.69	$8.69
Results of operations:
Net investment income	0.31	0.38	0.77
Net realized and net change in unrealized losses(2)	(1.10)	(0.16)	(0.31)
Net (decrease) increase in net assets resulting from operations(2)	(0.79)	0.22	0.46
Shareholder distributions:
Distributions from net investment income	(0.18)	(0.37)	(0.75)
Net decrease in net assets from shareholders' distributions	(0.18)	(0.37)	(0.75)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—	—
Repurchases of common stock(4)	—	—	—
Net increase in net assets resulting from capital share transactions	—	—	—
Net asset value at end of period	$7.43	$8.54	$8.40
Shares of common stock outstanding at end of period	113,311,355	113,396,246	113,381,145
Total investment return-net asset value(5)	(9.47)%	2.52%	5.55%
Net assets at beginning of period	$952,563	$979,271	$979,271
Net assets at end of period	$842,430	$968,481	$952,563
Average net assets	$882,484	$983,857	$967,323
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	4.03%	4.39%	9.03%
Ratio of gross operating expenses to average net assets(6)(7)	5.21%	5.84%	11.76%
Ratio of expenses to average net assets(6)	5.21%	5.84%	11.76%
Portfolio turnover rate(8)	12.42%	15.74%	31.59%
Asset coverage ratio(9)	2.13	2.10	2.13
(1)The per share data for the six months ended June 30, 2020 and 2019 and the year ended December 31, 2019 was derived by using the weighted average shares of common stock outstanding during each period.
(2)The amount shown for net realized and net change in unrealized losses on investments is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net (decrease) increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.
(3)The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the six months ended June 30, 2020 and 2019 and the year ended December 31, 2019.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2020
(in thousands, except share and per share amounts)
(4)Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the six months ended June 30, 2020 and 2019 and the year ended December 31, 2019.
(5)Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that monthly cash distributions are reinvested in accordance with the Company's distribution reinvestment plan then in effect as described in Note 5. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full year are not annualized.
(6)Ratio is not annualized for periods less than one year.
(7)Ratio of gross operating expenses to average net assets does not include expense support provided by CIM, if any.
(8)Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.
(9)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period (excluding unfunded commitments), divided by (ii) total senior securities outstanding at the end of the period.
Note 14. Israeli Securities Regulation

The Securities Regulations (Annual Financial Statements), 2010 of Israel, or the Israeli Securities Regulation, requires certain disclosures that are not required by GAAP.

International Financial Reporting Standards

The differences between GAAP and the International Financial Reporting Standards, which are required under the Israeli Securities Regulation, are not material to the consolidated financial statements of the Company.

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
Forward-Looking Statements
Some of the statements within this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:
•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of COVID-19;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our current and expected financings and investments;
•the adequacy of our cash resources, financing sources and working capital;
•the use of borrowed money to finance a portion of our investments;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•our contractual arrangements and relationships with third parties;
•the actual and potential conflicts of interest with CIM and Apollo and their respective affiliates;
•the ability of CIM's and AIM's investment professionals to locate suitable investments for us and the ability of CIM to monitor and administer our investments;
•the ability of CIM and its affiliates to attract and retain highly talented professionals;
•the dependence of our future success on the general economy and its impact on the industries in which we invest, including COVID-19 and the related economic disruptions caused thereby;
•the effects of a changing interest rate environment;
•our ability to source favorable private investments;
•our tax status;
•the effect of changes to tax legislation and our tax position;
•the tax status of the companies in which we invest; and
•the timing and amount of distributions and dividends from the companies in which we invest.
        In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Other factors that could cause actual results to differ materially include:
•changes in the economy;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, pandemics, or natural disasters; and
•future changes in laws or regulations and conditions in our operating areas.
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

We will continue to carefully monitor the impact of COVID-19 on our business and the business of our portfolio companies. Because the full effects of COVID-19 are not capable of being known at this time, we cannot estimate the impacts of COVID-19 on our future financial condition, results of operations or cash flows, including its effects on us with respect to our compliance with covenants in our financing arrangements with lenders. We do, however, expect that it will continue to have a negative impact on our business and the financial condition of our portfolio companies.

Portfolio Investment Activity for the Three Months Ended June 30, 2020 and 2019 and the Year Ended December 31, 2019
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended June 30, 2020 and 2019 and the year ended December 31, 2019:

	Three Months Ended June 30,		Year Ended December 31,
Net Investment Activity	2020	2019	2019
Purchases and drawdowns
Senior secured first lien debt	$24,246	$137,623	$527,869
Senior secured second lien debt	—	4,856	28,049
Unsecured debt	—	—	4,900
Equity	1,626	6,904	74,511
Sales and principal repayments	(74,851)	(116,755)	(740,234)
Net portfolio activity	$(48,979)	$32,628	$(104,905)

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2020, December 31, 2019 and June 30, 2019:

	June 30, 2020
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,348,873	$1,238,256	80.4%
Senior secured second lien debt	225,032	193,198	12.5%
Collateralized securities and structured products - equity	15,873	11,292	0.8%
Unsecured debt	4,909	4,800	0.3%
Equity	117,097	92,514	6.0%
Subtotal/total percentage	1,711,784	1,540,060	100.0%
Short term investments(2)	31,668	31,668
Total investments	$1,743,452	$1,571,728
Number of portfolio companies			131
Average annual EBITDA of portfolio companies		$76.4 million
Median annual EBITDA of portfolio companies		$54.6 million
Purchased at a weighted average price of par			97.68%
Gross annual portfolio yield based upon the purchase price(3)			7.96%
(1)Represents amortized cost for debt investments and cost for equity investments. Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(3)The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees and does not consider the cost of leverage.

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
(1)Represents amortized cost for debt investments and cost for equity investments. Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(3)The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees and does not consider the cost of leverage.

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
(1)Represents amortized cost for debt investments and cost for equity investments. Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on our investments.
(2)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(3)The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees and does not consider the cost of leverage.
The following table summarizes the composition of our investment portfolio by the type of interest rate as of June 30, 2020 and December 31, 2019, excluding short term investments of $31,668 and $29,527, respectively:

	June 30, 2020			December 31, 2019
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,531,477	$1,389,951	90.3%	$1,648,380	$1,594,594	91.8%
Fixed interest rate investments	91,343	84,296	5.5%	66,460	65,233	3.8%
Non-income producing equity	54,130	34,724	2.2%	51,887	45,213	2.6%
Other income producing investments	34,834	31,089	2.0%	30,822	30,505	1.8%
Total investments	$1,711,784	$1,540,060	100.0%	$1,797,549	$1,735,545	100.0%

The following table summarizes the composition of our investment portfolio by the type of interest rate as of June 30, 2019, excluding short term investments of $33,740.

	June 30, 2019
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,772,038	$1,713,487	94.2%
Fixed interest rate investments	46,656	41,393	2.3%
Other income producing investments	33,695	35,148	1.9%
Non-income producing equity	33,350	28,955	1.6%
Total investments	$1,885,739	$1,818,983	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of June 30, 2020, December 31, 2019 and June 30, 2019:

	June 30, 2020		December 31, 2019		June 30, 2019
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$285,689	18.5%	$294,947	17.0%	$307,177	16.9%
Services: Business	173,258	11.3%	191,126	11.0%	219,594	12.1%
Media: Diversified & Production	137,214	8.9%	206,159	11.9%	138,413	7.6%
Chemicals, Plastics & Rubber	133,154	8.6%	102,906	5.9%	88,834	4.9%
Media: Advertising, Printing & Publishing	115,224	7.5%	120,810	7.0%	126,995	7.0%
Services: Consumer	83,118	5.4%	94,058	5.4%	142,613	7.8%
High Tech Industries	69,872	4.5%	60,197	3.5%	96,807	5.3%
Retail	64,572	4.2%	53,599	3.1%	80,585	4.4%
Beverage, Food & Tobacco	61,076	4.0%	68,440	3.9%	69,584	3.8%
Telecommunications	60,913	4.0%	61,577	3.6%	63,628	3.5%
Capital Equipment	57,436	3.7%	73,586	4.2%	97,523	5.4%
Diversified Financials	50,731	3.3%	66,897	3.9%	28,719	1.6%
Banking, Finance, Insurance & Real Estate	40,754	2.6%	62,738	3.6%	63,245	3.5%
Construction & Building	38,738	2.5%	37,096	2.1%	31,723	1.7%
Aerospace & Defense	29,985	1.9%	30,378	1.8%	25,312	1.4%
Energy: Oil & Gas	24,838	1.6%	48,742	2.8%	60,096	3.3%
Hotel, Gaming & Leisure	23,061	1.5%	25,081	1.4%	30,368	1.7%
Consumer Goods: Non-Durable	19,882	1.3%	33,609	1.9%	42,439	2.3%
Forest Products & Paper	19,609	1.3%	24,217	1.4%	19,651	1.1%
Consumer Goods: Durable	18,900	1.2%	31,705	1.8%	31,381	1.7%
Transportation: Cargo	17,779	1.2%	27,291	1.6%	32,444	1.8%
Metals & Mining	8,615	0.6%	10,373	0.6%	9,490	0.5%
Automotive	5,642	0.4%	10,013	0.6%	9,115	0.5%
Environmental Industries	—	—	—	—	2,999	0.2%
Media: Broadcasting & Subscription	—	—	—	—	248	—
Subtotal/total percentage	1,540,060	100.0%	1,735,545	100.0%	1,818,983	100.0%
Short term investments	31,668		29,527		33,740
Total investments	$1,571,728		$1,765,072		$1,852,723
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2020, December 31, 2019 and June 30, 2019, our unfunded commitments amounted to $66,915, $83,694 and $70,968, respectively. As of August 6, 2020, our unfunded commitments amounted to $67,958. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of June 30, 2020, December 31, 2019 and June 30, 2019, excluding short term investments of $31,668, $29,527 and $33,740, respectively:

	June 30, 2020		December 31, 2019		June 30, 2019
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$1,528	0.1%	$154,264	8.9%	$14,635	0.8%
2	1,057,552	68.7%	1,278,576	73.7%	1,552,990	85.4%
3	414,506	26.9%	282,140	16.3%	215,098	11.8%
4	63,952	4.1%	16,463	0.9%	28,251	1.6%
5	2,522	0.2%	4,102	0.2%	8,009	0.4%
	$1,540,060	100.0%	$1,735,545	100.0%	$1,818,983	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio

The following table summarizes the composition of our investment portfolio at fair value as of August 6, 2020:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,228,543	80.8%
Senior secured second lien debt	176,687	11.6%
Collateralized securities and structured products - equity	11,292	0.7%
Unsecured debt	4,800	0.3%
Equity	100,172	6.6%
Subtotal/total percentage	1,521,494	100.0%
Short term investments(1)	33,706
Total investments	$1,555,200
Number of portfolio companies		128
Average annual EBITDA of portfolio companies	$77.6 million
Median annual EBITDA of portfolio companies	$54.7 million
Purchased at a weighted average price of par		97.69%
Gross annual portfolio yield based upon the purchase price(2)		7.96%
(1)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
(2)The gross annual portfolio yield does not represent and may be higher than an actual investment return to shareholders because it excludes our expenses and all sales commissions and dealer manager fees and does not consider the cost of leverage.
Results of Operations for the Three Months Ended June 30, 2020 and 2019
Our results of operations for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020	2019
Investment income	$35,808	$49,519
Net operating expenses	21,892	27,858
Net investment income	13,916	21,661
Net realized loss on investments and foreign currency	(10,986)	(2,374)
Net change in unrealized appreciation (depreciation) on investments	13,657	(11,253)
Net change in unrealized appreciation on foreign currency translation	—	113
Net increase in net assets resulting from operations	$16,587	$8,147
Investment Income
For the three months ended June 30, 2020 and 2019, we generated investment income of $35,808 and $49,519, respectively, consisting primarily of interest income on investments in senior secured debt and collateralized securities and structured products of 122 and 147 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, decreased $246,697, from $1,807,209 for the three months ended June 30, 2019 to $1,560,512 for the three months ended June 30, 2020, as (i) the non-income producing equity portion of our portfolio increased from $28,955 as of June 30, 2019 to $34,734 as of June 30, 2020 and (ii) the size of our investment portfolio as a whole decreased. COVID-19 could cause liquidity issues at our portfolio companies, which could restrict their ability to make cash interest payments to us. Additionally, we may experience full or partial losses on our investments, which may ultimately reduce our investment income in future periods.

Operating Expenses
The composition of our operating expenses for the three months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,
	2020	2019
Management fees	$7,929	$9,237
Administrative services expense	806	483
Subordinated incentive fee on income	—	4,117
General and administrative	1,715	1,197
Interest expense	11,442	12,824
Total operating expenses	$21,892	$27,858
The decrease in subordinated incentive fee on income was primarily the result of lower investment income generated on our investments during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease in interest expense was primarily the result of lower LIBOR rates during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease in interest expense was also the result of lower average borrowings on our financing arrangements during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, which also resulted in a decrease in total assets and therefore a decrease in management fees during the three months ended June 30, 2020.

The composition of our general and administrative expenses for the three months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,
	2020	2019
Professional fees	$613	$117
Valuation expense	285	227
Transfer agent expense	260	338
Accounting and administration costs	137	188
Insurance expense	115	103
Director fees and expenses	113	119
Printing and marketing expense	103	34
Dues and subscriptions	67	24
Other expenses	22	47
Total general and administrative expense	$1,715	$1,197
Net Investment Income
Our net investment income totaled $13,916 and $21,661 for the three months ended June 30, 2020 and 2019, respectively. A decrease in investment income during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was partially offset by a decrease in operating expenses during the same period.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled ($10,986) and ($2,374) for the three months ended June 30, 2020 and 2019, respectively. This change was driven primarily by realized losses on the restructure of certain investments during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Net Change in Unrealized Appreciation (Depreciation) on Investments
The net change in unrealized appreciation (depreciation) on our investments totaled $13,657 and ($11,253) for the three months ended June 30, 2020 and 2019, respectively. This change was driven primarily by unrealized losses on certain underperforming investments during the three months ended June 30, 2019.

Net Change in Unrealized Appreciation on Foreign Currency Translation

The net change in unrealized appreciation on foreign currency translation totaled $0 and $113 for the three months ended June 30, 2020 and 2019, respectively. This change in unrealized depreciation was due to the realization of previously unrealized depreciation during the three months ended June 30, 2019.
Net Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2020 and 2019, we recorded a net increase in net assets resulting from operations of $16,587 and $8,147, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Six Months Ended June 30, 2020 and 2019
Our results of operations for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019
Investment income	$81,556	$100,690
Net operating expenses	45,979	57,490
Net investment income	35,577	43,200
Net realized loss on investments and foreign currency	(15,182)	(3,334)
Net change in unrealized depreciation on investments	(109,720)	(15,303)
Net (decrease) increase in net assets resulting from operations	$(89,325)	$24,563
Investment Income
For the six months ended June 30, 2020 and 2019, we generated investment income of $81,556 and $100,690, respectively, consisting primarily of interest income on investments in senior secured debt and collateralized securities and structured products, and unsecured debt of 134 and 161 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, decreased $198,076, from $1,835,878 for the six months ended June 30, 2019 to $1,637,803 for the six months ended June 30, 2020, as (i) the non-income producing equity portion of our portfolio increased from $28,955 as of June 30, 2019 to $34,734 as of June 30, 2020 and (ii) the size of our investment portfolio as a whole decreased. COVID-19 could cause liquidity issues at our portfolio companies, which could restrict their ability to make cash interest payments to us. Additionally, we may experience full or partial losses on our investments, which may ultimately reduce our investment income in future periods.

Operating Expenses
The composition of our operating expenses for the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended June 30,
	2020	2019
Management fees	$16,380	$18,568
Administrative services expense	1,200	980
Subordinated incentive fee on income	3,308	9,492
General and administrative	3,185	2,586
Interest expense	21,906	25,864
Total operating expenses	$45,979	$57,490

The decrease in subordinated incentive fee on income was primarily the result of lower investment income generated on our investments during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease in interest expense was primarily the result of lower LIBOR rates during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease in interest expense was also the result of lower average borrowings on our financing arrangements during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, which also resulted in a decrease in total assets and therefore a decrease in management fees during the six months ended June 30, 2020.

The composition of our general and administrative expenses for the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended June 30,
	2020	2019
Professional fees	$910	$670
Transfer agent expense	655	603
Valuation expense	561	342
Accounting and administration costs	283	203
Director fees and expenses	229	240
Insurance expense	223	204
Dues and subscriptions	149	159
Printing and marketing expense	118	56
Due diligence fees	—	61
Other expenses	57	48
Total general and administrative expense	$3,185	$2,586
Net Investment Income
Our net investment income totaled $35,577 and $43,200 for the six months ended June 30, 2020 and 2019, respectively. A decrease in investment income during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was partially offset by a decrease in operating expenses during the same period.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled ($15,182) and ($3,334) for the six months ended June 30, 2020 and 2019, respectively. This change was driven primarily by realized losses on the restructure of certain investments during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled ($109,720) and ($15,303) for the six months ended June 30, 2020 and 2019, respectively. This change was driven primarily by the outbreak and spread of COVID-19 around the world during the six months ended June 30, 2020, which caused significant uncertainty and volatility in the U.S. and global economies as well as in the financial and credit markets. To the extent that the credit risk of our portfolio companies increases as a result of financial impacts due to COVID-19, we may incur additional unrealized depreciation in future periods.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the six months ended June 30, 2020 and 2019, we recorded a net (decrease) increase in net assets resulting from operations of ($89,325) and $24,563, respectively, as a result of our operating activity for the respective periods. The decrease was driven primarily by the outbreak and spread of COVID-19 around the world during the six months ended June 30, 2020, which caused significant uncertainty and volatility in the U.S. and global economies as well as in the financial and credit markets.
This “Results of Operations” discussion should also be read in conjunction with “Recent Developments - COVID-19” above.

Net Asset Value per Share, Annual Investment Return and Total Return Since Inception
Our net asset value per share was $7.43 and $8.40 on June 30, 2020 and December 31, 2019, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.1829 per share during the six months ended June 30, 2020, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was (9.47)% for the six month period ended June 30, 2020. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.
Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price excluding sales load) have seen an annualized return of 5.34% and a cumulative total return of 48.05% through June 30, 2020 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 3.88% and a cumulative total return of 33.24% through June 30, 2020. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 3.31% and a cumulative total return of 27,82%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 4.70% and a cumulative total return of 41.42% over the same period.

Growth of $10,000 Initial Investment(1)
17,000
16,000
15,000
14,000
13,000
12,000
11,000
10,000
9,000
12/17/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
$14,805
$14,142
$13,324
$12,782
CĪON Investment Corporation (excluding sales load)
S&P/LSTA Leveraged Loan Index
CĪON Investment Corporation (including sales load)
BofA ML US High Yield Index

(1) Cumulative performance: December 17, 2012 to June 30, 2020
The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

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

On March 19, 2020, our co-chief executive officers determined to (i) change the timing of declaring distributions to shareholders from quarterly to monthly; and (ii) temporarily suspend the payment of distributions to shareholders commencing with the month ending April 30, 2020, whether in cash or pursuant to our distribution reinvestment plan, as amended and restated. On July 15, 2020, the board of directors determined to recommence the payment of distributions to shareholders. As a result, on July 15, 2020, our co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for August 2020. Distributions in respect of future months will be reevaluated by management and our board of directors based on circumstances and expectations existing at the time of consideration.

On March 19, 2020, our board of directors, including the independent directors, determined to temporarily suspend our share repurchase program commencing with the second quarter of 2020. Share repurchases for future quarters will be reevaluated by our board of directors based on circumstances and expectations existing at the time of consideration.

During the six months ended June 30, 2020, we indefinitely deferred the payment of subordinated incentive fees to CIM in the amount of $3,308.
As of June 30, 2020, December 31, 2019 and June 30, 2019, we had $31,668, $29,527 and $33,740 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

JPM Credit Facility
As of June 30, 2020 and August 6, 2020, our outstanding borrowings under the Second Amended JPM Credit Facility were $646,035 and $632,535, respectively, and the aggregate unfunded principal amount in connection with the Second Amended JPM Credit Facility was $53,965 and $67,465, respectively. For a detailed discussion of our Second Amended JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Facility
As of June 30, 2020 and August 6, 2020, our outstanding borrowings under the Amended UBS Facility were $100,000 and no additional principal amount was available for borrowing under the amended UBS Facility. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments
As of June 30, 2020 and August 6, 2020, our unfunded commitments amounted to $66,915 and $67,958, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

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
Valuation Methods
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•our quarterly valuation process begins with each portfolio company or investment being initially valued by certain of CIM’s investment professionals and certain members of its management team, with such valuation taking into account information received from various sources, including independent valuation firms, if applicable;
•preliminary valuation conclusions are then documented and discussed with members of CIM’s management team;
•designated members of CIM’s management team review the preliminary valuation, and, if applicable, deliver such preliminary valuation to an independent valuation firm for its review;
•designated members of CIM’s management team, and, if appropriate, the relevant investment professionals meet with the independent valuation firm to discuss the preliminary valuation;
•designated members of CIM’s management team respond and supplement the preliminary valuation to reflect any comments provided by the independent valuation firm;
•our audit committee meets with members of CIM’s management team and the independent valuation firms to discuss the assistance provided and the results of the independent valuation firms' review; and
•our board of directors discusses the valuation and determines the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of CIM, the audit committee and any third-party valuation firm, if applicable.

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

On May 19, 2017, Murray Hill Funding II entered into the UBS Facility with UBS, as amended on December 1, 2017 and May 19, 2020. See Note 8 to our consolidated financial statements for a more detailed description of the UBS Facility.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2020, 90.3% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

Under the terms of the Second Amended JPM Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.25% per year. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR plus a spread of 3.90% per year. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Second Amended JPM Credit Facility or the Amended UBS Facility in effect as of June 30, 2020:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
No change to current base rate (0.43% as of June 30, 2020)	$—	—
Up 50 basis points	(1,770)	(1.9)%
Up 100 basis points	247	0.3%
Up 200 basis points	6,590	7.0%
Up 300 basis points	13,263	14.0%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 5.5% of our investments paid fixed interest rates as of June 30, 2020. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 or our Quarterly Report on Form 10-Q for the period ended March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2020.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2020 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2020	1,765(1)	$7.50	1,765	(2)
May 1 to May 31, 2020	—	—	—	—
June 1 to June 30, 2020	—	—	—	—
Total	1,765(1)	$7.50	1,765	(2)
(1)Represents an adjustment made during the three months ended June 30, 2020 to shares repurchased during the three months ended March 31, 2020.
(2)A description of the maximum number of shares of our common stock that may be repurchased is set forth in a detailed discussion of the terms of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
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

10.30
Second Amended and Restated Loan and Security Agreement, dated as of May 15, 2020, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2020 (File No. 814-00941)).

10.31
Second Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, dated as of May 19, 2020, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2020 (File No. 814-00941)).

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
Date: August 13, 2020
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)