Form 10-Q
period 2020-09-30
CION Investment Corp
filed 2020-11-16
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 12, 2020 was 114,037,414.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CĪON Investment Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheets, including the consolidated schedules of investments, of CĪON Investment Corporation (the Company), as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for the three and nine months ended September 30, 2020 and 2019, and the related notes to the consolidated financial statements (collectively, the interim financial information or interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America and the provisions of the Securities Regulations (Annual Financial Statements), 2010.

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

/s/ RSM US LLP
New York, New York
November 16, 2020

CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019	September 30, 2019
	(unaudited)		(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,514,348, $1,692,879 and $1,813,662, respectively)	$1,413,103	$1,630,243	$1,739,057
Non-controlled, affiliated investments (amortized cost of $130,924, $88,700 and $51,816, respectively)	115,601	89,326	36,097
Controlled investments (amortized cost of $44,179, $45,497 and $0, respectively)	41,201	45,503	—
Total investments, at fair value (amortized cost of $1,689,451, $1,827,076 and $1,865,478, respectively)	1,569,905	1,765,072	1,775,154
Cash	4,214	6,135	10,147
Due from counterparty	—	3,281	—
Interest receivable on investments	18,666	15,261	17,853
Receivable due on investments sold	7,273	18,552	2,283
Dividend receivable on investments	1,706	1,106	—
Prepaid expenses and other assets	1,368	985	541
Total assets	$1,603,132	$1,810,392	$1,805,978

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $5,581, $4,457 and $5,145, respectively)	$719,419	$836,585	$837,397
Payable for investments purchased	4,956	1,568	4,419
Accounts payable and accrued expenses	775	815	1,039
Interest payable	2,395	3,163	3,197
Accrued management fees	7,779	8,869	9,029
Accrued subordinated incentive fee on income	—	5,612	4,983
Accrued administrative services expense	589	1,217	453
Total liabilities	735,913	857,829	860,517

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
113,800,019, 113,381,145 and 113,381,782 shares issued and outstanding, respectively	114	113	113
Capital in excess of par value	1,058,610	1,054,913	1,054,913
Accumulated distributable losses	(191,505)	(102,463)	(109,565)
Total shareholders' equity	867,219	952,563	945,461
Total liabilities and shareholders' equity	$1,603,132	$1,810,392	$1,805,978
Net asset value per share of common stock at end of period	$7.62	$8.40	$8.34
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$30,477	$46,235	$98,055	$141,028	$187,104
Fee income	773	2,092	2,114	2,914	3,899
Paid-in-kind interest income	5,001	333	9,953	1,209	2,017
Dividend income	95	158	404	338	474
Non-controlled, affiliated investments
Interest income	610	460	2,879	1,377	1,905
Paid-in-kind interest income	131	—	1,343	65	566
Dividend income	444	497	1,392	3,534	4,015
Controlled investments
Dividend income	1,356	—	4,303	—	1,123
Total investment income	38,887	49,775	120,443	150,465	201,103
Operating expenses
Management fees	7,780	9,029	24,160	27,597	36,466
Administrative services expense	593	453	1,793	1,433	2,650
Subordinated incentive fee on income	—	4,983	3,308	14,475	20,087
General and administrative	1,524	1,155	4,709	3,741	5,057
Interest expense	7,570	12,493	29,476	38,357	49,531
Total operating expenses	17,467	28,113	63,446	85,603	113,791
Net investment income	21,420	21,662	56,997	64,862	87,312
Realized and unrealized (losses) gains
Net realized (loss) gain on:
Non-controlled, non-affiliated investments	(42,543)	(311)	(57,506)	(3,510)	(13,594)
Non-controlled, affiliated investments	—	—	(211)	—	(11,184)
Foreign currency	32	(5)	24	(140)	(139)
Net realized losses	(42,511)	(316)	(57,693)	(3,650)	(24,917)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	58,572	(19,821)	(38,611)	(31,628)	(19,658)
Non-controlled, affiliated investments	(7,401)	(3,747)	(15,947)	(7,243)	9,101
Controlled, affiliated investments	1,007	—	(2,984)	—	6
Net change in unrealized appreciation (depreciation)	52,178	(23,568)	(57,542)	(38,871)	(10,551)
Net realized and unrealized gains (losses)	9,667	(23,884)	(115,235)	(42,521)	(35,468)
Net increase (decrease) in net assets resulting from operations	$31,087	$(2,222)	$(58,238)	$22,341	$51,844
Per share information—basic and diluted
Net increase (decrease) in net assets per share resulting from operations	$0.27	$(0.02)	$(0.51)	$0.20	$0.46
Weighted average shares of common stock outstanding	113,415,564	113,729,902	113,475,569	113,698,608	113,708,479
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$21,420	$21,662	$56,997	$64,862	$87,312
Net realized loss on investments	(42,543)	(311)	(57,717)	(3,510)	(24,778)
Net realized gain (loss) on foreign currency	32	(5)	24	(140)	(139)
Net change in unrealized appreciation (depreciation) on investments	52,178	(23,568)	(57,542)	(38,871)	(10,551)
Net increase (decrease) in net assets from operations	31,087	(2,222)	(58,238)	22,341	51,844
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(10,011)	(20,798)	(30,804)	(62,371)	(84,772)
Net decrease in net assets from shareholders' distributions	(10,011)	(20,798)	(30,804)	(62,371)	(84,772)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $0, $0, $0, $296 and $296, respectively	—	—	—	6,220	6,219
Reinvestment of shareholders' distributions	3,713	8,562	11,783	26,849	35,800
Repurchase of common stock	—	(8,562)	(8,085)	(26,849)	(35,799)
Net increase in net assets from capital share transactions	3,713	—	3,698	6,220	6,220

Total increase (decrease) in net assets	24,789	(23,020)	(85,344)	(33,810)	(26,708)
Net assets at beginning of period	842,430	968,481	952,563	979,271	979,271
Net assets at end of period	$867,219	$945,461	$867,219	$945,461	$952,563

Net asset value per share of common stock at end of period	$7.62	$8.34	$7.62	$8.34	$8.40
Shares of common stock outstanding at end of period	113,800,019	113,381,782	113,800,019	113,381,782	113,381,145
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$31,087	$(2,222)	$(58,238)	$22,341	$51,844
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discount on investments	(3,220)	(3,723)	(10,237)	(10,058)	(16,081)
Proceeds from principal repayment of investments	64,514	122,967	305,252	285,698	423,091
Purchase of investments	(36,130)	(94,364)	(237,633)	(379,489)	(563,884)
Paid-in-kind interest and dividends capitalized	(5,305)	(989)	(12,658)	(5,312)	(7,072)
(Increase) decrease in short term investments, net	(21,356)	10,680	(23,497)	(10,523)	(16,989)
Proceeds from sale of investments	12,640	19,108	57,068	167,432	245,698
Net realized loss on investments	42,543	311	57,717	3,510	24,778
Net unrealized (appreciation) depreciation on investments	(52,178)	23,568	57,542	38,871	10,551
Amortization of debt issuance costs	536	695	4,500	2,210	2,898
(Increase) decrease in due from counterparty	—	—	3,281	—	(3,281)
(Increase) decrease in interest receivable on investments	2,499	(1,355)	(1,792)	(230)	2,481
(Increase) decrease in dividends receivable	810	—	(600)	—	(1,106)
(Increase) decrease in receivable due on investments sold	(5,367)	393	11,279	3,504	(12,765)
(Increase) decrease in prepaid expenses and other assets	(816)	(3)	(383)	(352)	(796)
Increase (decrease) in payable for investments purchased	3,388	(9,898)	3,388	(12,432)	(15,283)
Increase (decrease) in accounts payable and accrued expenses	(100)	211	(40)	100	(124)
Increase (decrease) in interest payable	(84)	(385)	(768)	(763)	(797)
Increase (decrease) in accrued management fees	(150)	(208)	(1,090)	(279)	(439)
Increase (decrease) in accrued administrative services expense	(144)	370	(628)	(460)	304
Increase (decrease) in subordinated incentive fee on income payable	(3,308)	866	(5,612)	2,379	3,008
Net cash provided by operating activities	29,859	66,022	146,851	106,147	126,036

Financing activities:
Gross proceeds from issuance of common stock	—	—	—	6,516	6,515
Commissions and dealer manager fees paid	—	—	—	(296)	(296)
Repurchase of common stock	—	(8,562)	(8,085)	(26,849)	(35,799)
Shareholders' distributions paid	(6,298)	(12,236)	(19,021)	(35,522)	(48,972)
Borrowings under financing arrangements	—	90,000	486,153	223,500	313,000
Repayments of financing arrangements	(21,035)	(130,000)	(602,194)	(279,500)	(370,500)
Debt issuance costs paid	—	—	(5,625)	(1,428)	(1,428)
Net cash used in financing activities	(27,333)	(60,798)	(148,772)	(113,579)	(137,480)

Net increase (decrease) in cash and restricted cash	2,526	5,224	(1,921)	(7,432)	(11,444)
Cash and restricted cash, beginning of period	1,688	4,923	6,135	17,579	17,579
Cash and restricted cash, end of period	$4,214	$10,147	$4,214	$10,147	$6,135

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,090	$12,168	$25,735	$36,895	$47,413
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$3,713	$8,562	$11,783	$26,849	$35,800
Restructuring of portfolio investments	$35,771	$—	$74,534	$9,903	$71,445
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 142.1%
1244311 B.C. LTD., L+500, 1.00% LIBOR Floor, 9/30/2025	3 Month LIBOR	Chemicals, Plastics & Rubber	$2,422	$2,289	$2,287
1244311 B.C. LTD., L+500, 1.00% LIBOR Floor, 9/30/2025	3 Month LIBOR	Chemicals, Plastics & Rubber	807	755	755
Adams Publishing Group, LLC, L+700, 1.75% LIBOR Floor, 7/2/2023(o)(p)	1 Month LIBOR	Media: Advertising, Printing & Publishing	12,778	12,694	12,299
Adapt Laser Acquisition, Inc., L+800, 1.00% LIBOR Floor, 12/31/2023(o)	3 Month LIBOR	Capital Equipment	11,370	11,370	9,721
Adapt Laser Acquisition, Inc., L+800, 1.00% LIBOR Floor, 12/31/2023	3 Month LIBOR	Capital Equipment	2,000	2,000	1,710
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,800	9,654	8,085
AIS Holdco, LLC, L+500, 0.00% LIBOR Floor, 8/15/2025(o)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	5,278	5,227	4,856
Alchemy US Holdco 1, LLC, 5.50%, 10/10/2025(o)	1 Month LIBOR	Construction & Building	13,044	12,905	12,115
Allen Media, LLC, L+550, 0.00% LIBOR Floor, 2/10/2027(o)(p)	3 Month LIBOR	Media: Diversified & Production	24,871	24,871	24,203
ALM Media, LLC, L+650, 1.00% LIBOR Floor, 11/25/2024(o)(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	19,250	18,921	18,287
AMCP Staffing Intermediate Holdings III, LLC, L+675, 1.50% LIBOR Floor, 9/24/2025(o)	1 Month LIBOR	Services: Business	9,925	9,874	9,429
AMCP Staffing Intermediate Holdings III, LLC, 0.50% Unfunded, 9/24/2025	None	Services: Business	1,598	—	(80)
American Clinical Solutions LLC, 7.00%, 12/31/2022(o)(s)	None	Healthcare & Pharmaceuticals	3,500	3,419	3,132
American Clinical Solutions LLC, 7.00%, 10/13/2020(o)(s)	None	Healthcare & Pharmaceuticals	250	250	241
American Consolidated Natural Resources, Inc., L+1600, 1.00% LIBOR Floor, 9/16/2025(o)	3 Month LIBOR	Metals & Mining	774	539	549
American Media, LLC, L+775, 1.50% LIBOR Floor, 12/31/2023(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	12,952	12,724	12,628
American Media, LLC, L+775, 1.50% LIBOR Floor, 12/31/2023(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	1,702	1,668	1,659
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(o)	3 Month LIBOR	Telecommunications	19,522	18,735	15,618
Analogic Corp., L+525, 1.00% LIBOR Floor, 6/21/2024(o)(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,963	4,894	4,863
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024(o)(v)	3 Month LIBOR	Media: Diversified & Production	11,173	11,038	11,033
Anthem Sports & Entertainment Inc., 0.50% Unfunded, 9/9/2024	None	Media: Diversified & Production	1,333	—	(13)
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024	3 Month LIBOR	Media: Diversified & Production	833	833	825
APC Intermediate Holdings, Inc., L+1000, 1.00% LIBOR Floor, 7/24/2025	2 Month LIBOR	Automotive	2,658	2,535	4,375
APCO Holdings, LLC, L+550, 0.00% LIBOR Floor, 6/9/2025(o)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	10,527	10,448	10,396
Appalachian Resource Company, LLC, L+1000, 2.00% LIBOR Floor, 9/10/2023(o)	3 Month LIBOR	Metals & Mining	12,887	11,166	11,166
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(o)(p)	1 Month LIBOR	Construction & Building	14,565	14,122	13,127
Avison Young (USA) Inc., L+500, 0.00% LIBOR Floor, 1/31/2026(h)(o)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	9,825	9,666	9,321
Bi-Lo, LLC, L+800, 1.00% LIBOR Floor, 5/31/2024(o)(p)	1 Month LIBOR	Retail	18,721	18,076	18,766
BK Medical Holding Company, Inc., L+525, 1.00% LIBOR Floor, 6/22/2024(o)(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,975	4,935	4,726
Cadence Aerospace, LLC, L+850, 1.00% LIBOR Floor, 11/14/2023(o)(p)(v)	3 Month LIBOR	Aerospace & Defense	37,323	36,805	35,457
Cardinal US Holdings, Inc., L+500, 1.00% LIBOR Floor, 7/31/2023(o)	3 Month LIBOR	Services: Business	8,245	7,928	7,214
CB URS Holdings Corp., L+575, 1.00% LIBOR Floor, 9/1/2024(o)	6 Month LIBOR	Transportation: Cargo	16,014	15,944	14,392
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021(o)(r)	3 Month LIBOR	Services: Consumer	19,314	19,320	13,500
Charming Charlie LLC, L+1200, 1.00% LIBOR Floor, 4/24/2023(r)(s)(v)	1 Month LIBOR	Retail	3,595	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Charming Charlie LLC, L+1200, 1.00% LIBOR Floor, 4/24/2023(r)(s)(v)	1 Month LIBOR	Retail	2,936	—	—
Charming Charlie LLC, 20.00%, 5/15/2020(r)(s)	None	Retail	777	657	350
CHC Solutions Inc., 12.00%, 7/20/2023(p)(v)	None	Healthcare & Pharmaceuticals	7,573	7,573	7,308
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(o)(p)	1 Month LIBOR	Hotel, Gaming & Leisure	24,974	24,533	17,332
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/16/2021	None	Hotel, Gaming & Leisure	2,898	—	—
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(o)(v)	1 Month LIBOR	Hotel, Gaming & Leisure	2,535	2,535	1,759
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023	3 Month LIBOR	Beverage, Food & Tobacco	1,020	980	847
Country Fresh Holdings, LLC, 12.00%, 6/1/2022(v)	None	Beverage, Food & Tobacco	550	523	539
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(o)	3 Month LIBOR	Beverage, Food & Tobacco	414	414	343
Country Fresh Holdings, LLC, 0.00% Unfunded, 6/1/2022(q)	None	Beverage, Food & Tobacco	182	—	(4)
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2026(o)(p)	3 Month LIBOR	Chemicals, Plastics & Rubber	29,850	29,581	29,701
Coyote Buyer, LLC, 0.50% Unfunded, 2/6/2025(o)(p)	None	Chemicals, Plastics & Rubber	2,500	(13)	(13)
David's Bridal, LLC, L+1000, 1.00% LIBOR Floor, 6/23/2023(v)	1 Month LIBOR	Retail	5,319	4,340	5,319
David's Bridal, LLC, L+600, 1.00% LIBOR Floor, 6/30/2023(v)	3 Month LIBOR	Retail	733	632	733
Deluxe Entertainment Services, Inc., L+650, 1.00% LIBOR Floor, 3/25/2024(o)(s)(v)	3 Month LIBOR	Media: Diversified & Production	14,896	15,115	19,365
Deluxe Entertainment Services, Inc., L+1000, 1.00% LIBOR Floor, 11/30/2020(s)	1 Month LIBOR	Media: Diversified & Production	3,400	3,253	3,502
DMT Solutions Global Corp., L+700, 0.00% LIBOR Floor, 7/2/2024(o)	3 Month LIBOR	Services: Business	17,750	17,388	16,507
Eagle Family Foods Group LLC, L+650, 1.00% LIBOR Floor, 6/14/2024(o)	3 Month LIBOR	Beverage, Food & Tobacco	14,663	14,439	14,296
Entertainment Studios P&A LLC, 6.26%, 5/18/2037(l)(o)	None	Media: Diversified & Production	14,082	13,979	13,132
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(l)	None	Media: Diversified & Production	—	—	1,364
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(o)	1 Month LIBOR	Capital Equipment	26,625	26,427	23,696
ES Chappaquiddick LLC, 10.00%, 5/18/2022(o)	None	Media: Diversified & Production	925	925	939
Extreme Reach, Inc., L+750, 1.50% LIBOR Floor, 3/29/2024(o)(p)	1 Month LIBOR	Media: Diversified & Production	16,173	16,110	15,768
Extreme Reach, Inc., 0.50% Unfunded, 3/29/2024(o)(p)	None	Media: Diversified & Production	1,163	—	(29)
Extreme Reach, Inc., L+750, 1.50% LIBOR Floor, 3/29/2024(o)(p)	1 Month LIBOR	Media: Diversified & Production	581	579	567
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022(o)(r)(s)(v)	1 Month LIBOR	Media: Diversified & Production	1,174	1,115	—
Foundation Consumer Healthcare, LLC, L+600, 1.00% LIBOR Floor, 11/2/2023(o)(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	38,770	38,531	38,770
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	4,211	(16)	—
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023(h)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	30,000	29,830	29,175
Geo Parent Corp., L+525, 0.00% LIBOR Floor, 12/19/2025(o)	1 Month LIBOR	Services: Business	14,775	14,655	14,332
Geon Performance Solutions, LLC, L+625, 1.63% LIBOR Floor, 10/25/2024(o)(p)	1 Month LIBOR	Chemicals, Plastics & Rubber	17,283	17,181	16,592
Geon Performance Solutions, LLC, 0.50% Unfunded, 10/25/2024	None	Chemicals, Plastics & Rubber	2,586	—	(103)
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023(o)	3 Month LIBOR	Services: Business	12,547	12,513	10,336
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,712	4,652	4,335
Hilliard, Martinez & Gonzales, LLP, L+1800, 2.00% LIBOR Floor, 12/17/2022(o)(v)	1 Month LIBOR	Services: Consumer	16,079	15,961	16,079
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Homer City Generation, L.P., L+1100, 1.00% LIBOR Floor, 4/5/2023(o)(r)	3 Month LIBOR	Energy: Oil & Gas	14,407	13,916	11,670
HUMC Holdco, LLC, 9.00%, 11/16/2020(o)	None	Healthcare & Pharmaceuticals	10,000	9,978	9,675
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(o)	1 Month LIBOR	Energy: Oil & Gas	9,456	9,234	8,830
Hyperion Materials & Technologies, Inc., L+550, 1.00% LIBOR Floor, 8/28/2026(o)	6 Month LIBOR	Chemicals, Plastics & Rubber	9,925	9,748	9,230
Independent Pet Partners Intermediate Holdings, LLC, L+900, 1.00% LIBOR Floor, 11/19/2023(o)	6 Month LIBOR	Retail	12,522	12,376	10,190
Independent Pet Partners Intermediate Holdings, LLC, 1.00% Unfunded, 11/19/2023	None	Retail	7,363	—	—
Independent Pet Partners Intermediate Holdings, LLC, L+225, 0.00% LIBOR Floor, 12/22/2022(o)	3 Month LIBOR	Retail	2,222	2,222	2,222
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/23/2022(o)	1 Month LIBOR	Services: Business	6,820	6,725	6,820
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(o)(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,635	15,625	14,071
Instant Web, LLC, L+650, 1.00% LIBOR Floor, 12/15/2022(o)(p)	1 Month LIBOR	Media: Advertising, Printing & Publishing	37,531	37,472	34,904
Instant Web, LLC, 0.50% Unfunded, 12/15/2022	None	Media: Advertising, Printing & Publishing	2,704	—	(189)
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(o)	3 Month LIBOR	Beverage, Food & Tobacco	13,244	13,146	9,403
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2022(o)(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	11,222	11,156	10,367
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023(o)	1 Month LIBOR	Telecommunications	13,457	13,457	13,457
Jenny C Acquisition, Inc., L+1250, 1.75% LIBOR Floor, 10/1/2024(o)(v)	3 Month LIBOR	Services: Consumer	10,584	10,510	9,273
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(o)	3 Month LIBOR	Beverage, Food & Tobacco	15,502	15,235	13,739
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(o)(r)	6 Month LIBOR	Consumer Goods: Durable	8,128	7,569	3,516
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 12/29/2020(o)(p)	1 Month LIBOR	High Tech Industries	2,646	2,644	2,646
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 12/29/2020(h)	1 Month EURIBOR	High Tech Industries	€3,026	3,401	3,547
LAV Gear Holdings, Inc., L+750, 1.00% LIBOR Floor, 10/31/2024(o)(p)(v)	3 Month LIBOR	Services: Business	25,042	24,625	23,790
LAV Gear Holdings, Inc., L+750, 1.00% LIBOR Floor, 10/31/2024(o)(p)(v)	3 Month LIBOR	Services: Business	4,319	4,269	4,103
LAV Gear Holdings, Inc., 1.00% Unfunded, 4/7/2021	None	Services: Business	864	(7)	(43)
LD Intermediate Holdings, Inc., L+588, 1.00% LIBOR Floor, 12/9/2022(o)	3 Month LIBOR	High Tech Industries	11,192	11,009	10,716
LGC US Finco, LLC, L+650, 1.00% LIBOR Floor, 12/20/2025(o)	1 Month LIBOR	Capital Equipment	9,850	9,577	9,554
Lift Brands, Inc., L+325, 1.00% LIBOR Floor, 6/29/2025(o)(p)(s)	1 Month LIBOR	Services: Consumer	23,642	23,642	23,878
Lift Brands, Inc., 6/29/2025(o)(p)(q)(s)(x)	None	Services: Consumer	5,296	4,653	4,647
Lift Brands, Inc., 9.50%, 6/29/2025(o)(p)(s)(v)	None	Services: Consumer	4,746	4,634	4,628
Longview Power, LLC, L+1000, 1.50% LIBOR Floor, 7/30/2025(s)	3 Month LIBOR	Energy: Oil & Gas	2,361	589	2,384
Manna Pro Products, LLC, L+600, 1.00% LIBOR Floor, 12/8/2023(o)	1 Month LIBOR	Retail	4,432	4,432	4,388
Manna Pro Products, LLC, L+600, 1.00% LIBOR Floor, 12/8/2023(o)	1 Month LIBOR	Retail	3,413	3,413	3,379
Manna Pro Products, LLC, 1.00% Unfunded, 5/31/2021	None	Retail	1,096	—	(11)
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023(o)(x)	3 Month LIBOR	Services: Business	22,847	22,847	22,276
Mimeo.com, Inc., 0.25% Unfunded, 12/21/2020	None	Services: Business	10,000	—	(250)
Mimeo.com, Inc., L+1700, 1.00% LIBOR Floor, 12/21/2023(o)(v)	3 Month LIBOR	Services: Business	2,077	2,077	2,131
Mimeo.com, Inc., 1.00% Unfunded, 12/21/2023	None	Services: Business	1,000	—	26
Moss Holding Company, L+650, 1.00% LIBOR Floor, 4/17/2023(o)(p)	3 Month LIBOR	Services: Business	19,535	19,335	17,582
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Moss Holding Company, L+650, 1.00% LIBOR Floor, 4/17/2023	3 Month LIBOR	Services: Business	1,321	1,321	1,189
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	911	—	(91)
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(o)(p)	3 Month LIBOR	Media: Advertising, Printing & Publishing	14,420	14,343	14,204
One Call Corp., L+525, 1.00% LIBOR Floor, 11/25/2022(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	3,872	3,748	3,611
Optio Rx, LLC, L+700, 0.00% LIBOR Floor, 6/28/2024(o)(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	19,900	19,900	19,402
Optio Rx, LLC, L+1000, 0.00% LIBOR Floor, 6/28/2024(p)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,515	2,490	2,691
Palmetto Solar, LLC, 12.00%, 12/12/2024(o)	None	High Tech Industries	11,588	11,155	11,472
Palmetto Solar, LLC, 0.75% Unfunded, 12/12/2021	None	High Tech Industries	8,412	—	(84)
PFS Holding Corp., L+350, 1.00% LIBOR Floor, 1/31/2021(o)(r)	3 Month LIBOR	Retail	3,097	2,699	13
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(o)	2 Month LIBOR	Consumer Goods: Non-Durable	4,851	4,813	4,535
Pixelle Specialty Solutions LLC, L+650, 1.00% LIBOR Floor, 10/31/2024(o)	1 Month LIBOR	Forest Products & Paper	20,381	20,001	20,305
Plano Molding Company, LLC, L+750, 1.00% LIBOR Floor, 5/12/2021(o)(v)	3 Month LIBOR	Consumer Goods: Non-Durable	5,978	5,963	5,679
Plano Molding Company, LLC, L+900, 1.00% LIBOR Floor, 5/11/2022(o)	3 Month LIBOR	Consumer Goods: Non-Durable	728	722	721
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(o)	6 Month LIBOR	Chemicals, Plastics & Rubber	19,650	19,351	15,597
Polymer Process Holdings, Inc., L+600, 0.00% LIBOR Floor, 5/1/2026(o)	1 Month LIBOR	Chemicals, Plastics & Rubber	19,738	19,403	19,047
SCIH Salt Intermediate Holdings Inc., L+450, 1.00% LIBOR Floor, 3/16/2027(p)	3 Month LIBOR	Chemicals, Plastics & Rubber	4,988	4,940	4,997
Securus Technologies Holdings, Inc., L+450, 1.00% LIBOR Floor, 11/1/2024(o)	6 Month LIBOR	Telecommunications	3,959	3,002	3,959
SEK Holding Co LLC, L+1150, 1.00% LIBOR Floor, 3/14/2022(o)(v)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	15,835	15,644	14,616
Sequoia Healthcare Management, LLC, 12.75%, 8/21/2023(o)(p)(r)	None	Healthcare & Pharmaceuticals	8,525	8,457	6,905
SIMR, LLC, L+1700, 2.00% LIBOR Floor, 9/7/2023(o)(r)(s)(v)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,872	15,282	12,658
Smart & Final Inc., L+675, 0.00% LIBOR Floor, 6/20/2025(o)	1 Month LIBOR	Retail	7,855	7,252	7,894
Software Luxembourg Acquisitions S.À.R.L., L+750, 1.00% LIBOR Floor, 4/27/2025(h)(o)(p)	3 Month LIBOR	High Tech Industries	3,011	2,900	2,898
Software Luxembourg Acquisitions S.À.R.L., L+750, 1.00% LIBOR Floor, 12/27/2024(h)	3 Month LIBOR	High Tech Industries	807	796	792
Sorenson Communications, LLC, L+650, 0.00% LIBOR Floor, 4/30/2024(o)	3 Month LIBOR	Telecommunications	11,840	11,525	11,848
Spinal USA, Inc. / Precision Medical Inc., L+950, 6/30/2021(o)	12 Month LIBOR	Healthcare & Pharmaceuticals	12,593	12,504	11,711
Spinal USA, Inc. / Precision Medical Inc., L+950, 6/30/2021(o)(v)	12 Month LIBOR	Healthcare & Pharmaceuticals	1,087	1,087	1,010
Spinal USA, Inc. / Precision Medical Inc., L+950, 6/30/2021(o)(v)	12 Month LIBOR	Healthcare & Pharmaceuticals	572	493	532
Stats Intermediate Holdings, LLC, L+525, 0.00% LIBOR Floor, 7/12/2026(o)	1 Month LIBOR	High Tech Industries	9,925	9,737	9,789
Telestream Holdings Corp., L+645, 1.00% LIBOR Floor, 3/24/2022(k)(o)	3 Month LIBOR	High Tech Industries	8,700	8,633	8,700
Tenere Inc., L+850, 1.00% LIBOR Floor, 5/5/2025(o)(p)	3 Month LIBOR	Capital Equipment	12,080	12,005	12,080
Tensar Corp., L+475, 1.00% LIBOR Floor, 7/9/2021(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	12,876	12,695	12,619
The Pasha Group, L+750, 1.00% LIBOR Floor, 1/26/2023(o)(p)	2 Month LIBOR	Transportation: Cargo	4,825	4,748	4,656
The Pay-O-Matic Corp., L+900, 1.00% LIBOR Floor, 4/5/2021(g)(o)	3 Month LIBOR	Services: Consumer	7,952	7,936	7,952
Therapure Biopharma Inc., L+875, 0.50% LIBOR Floor, 12/1/2021(h)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	12,974	12,956	14,238
Volta Charging, LLC, 12.00%, 6/19/2024(o)	None	Media: Diversified & Production	11,250	11,225	11,250
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Volta Charging, LLC, 12.00%, 6/19/2024(o)	None	Media: Diversified & Production	10,000	10,000	10,000
Volta Charging, LLC, 0.00% Unfunded, 6/19/2021(q)	None	Media: Diversified & Production	750	(24)	—
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(o)(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,479	9,402	8,958
West Dermatology Management Holdings, LLC, 0.75% Unfunded, 2/11/2022	None	Healthcare & Pharmaceuticals	8,840	(35)	(44)
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025	3 Month LIBOR	Healthcare & Pharmaceuticals	1,657	1,644	1,595
Winebow Holdings, Inc., L+375, 1.00% LIBOR Floor, 7/1/2021(o)(p)	1 Month LIBOR	Beverage, Food & Tobacco	5,952	5,660	5,558
Wok Holdings Inc., L+625, 0.00% LIBOR Floor, 3/1/2026(o)	1 Month LIBOR	Beverage, Food & Tobacco	12,805	12,657	11,797
Woodstream Corp., L+625, 1.00% LIBOR Floor, 5/29/2022(o)	1 Month LIBOR	Consumer Goods: Non-Durable	9,218	9,218	9,218
Total Senior Secured First Lien Debt				1,297,754	1,232,505
Senior Secured Second Lien Debt - 18.7%
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(o)(p)	3 Month LIBOR	Services: Business	17,250	17,135	16,387
Albany Molecular Research, Inc., L+700, 1.00% LIBOR Floor, 8/30/2025(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,858	9,925
American Residential Services LLC, L+800, 1.00% LIBOR Floor, 12/31/2022(o)	1 Month LIBOR	Construction & Building	5,180	5,161	5,180
Carestream Health, Inc., L+950, 1.00% LIBOR Floor, 6/7/2021(o)(p)(v)	6 Month LIBOR	Healthcare & Pharmaceuticals	11,041	11,041	10,489
Country Fresh Holdings, LLC, L+850, 1.00% LIBOR Floor, 4/29/2024(o)(v)	3 Month LIBOR	Beverage, Food & Tobacco	2,186	2,186	1,552
Dayton Superior Corp., L+700, 2.00% LIBOR Floor, 12/4/2024(o)	3 Month LIBOR	Construction & Building	1,496	1,496	1,481
Deluxe Entertainment Services, Inc., L+850, 1.00% LIBOR Floor, 9/25/2024(o)(r)(s)(v)	3 Month LIBOR	Media: Diversified & Production	10,206	10,017	3,878
Global Tel*Link Corp., L+825, 0.00% LIBOR Floor, 11/29/2026(o)(p)	1 Month LIBOR	Telecommunications	11,500	11,327	11,428
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026(o)	6 Month LIBOR	Services: Business	11,891	11,675	10,404
Medical Solutions Holdings, Inc., L+838, 1.00% LIBOR Floor, 6/16/2025(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,889	9,250
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,696	5,982
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(o)(p)	6 Month LIBOR	Services: Business	7,000	6,963	6,860
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024(h)	1 Month EURIBOR	Chemicals, Plastics & Rubber	€6,263	6,698	7,304
Patterson Medical Supply, Inc., L+1050, 1.00% LIBOR Floor, 8/28/2023(o)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	14,160	14,094	13,239
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	10,000	9,885	8,750
PFS Holding Corp., L+725, 1.00% LIBOR Floor, 1/31/2022(r)	3 Month LIBOR	Retail	4,998	4,155	—
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2024(o)(v)	3 Month LIBOR	Telecommunications	3,330	3,244	1,715
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025(o)	6 Month LIBOR	Telecommunications	2,942	2,918	2,667
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025(o)	1 Month LIBOR	Services: Business	13,393	13,151	9,542
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(o)(r)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,415	9,008
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/14/2026(o)(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,882	13,388
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023(o)	3 Month LIBOR	High Tech Industries	3,355	3,316	3,355
Total Senior Secured Second Lien Debt				188,202	161,784
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Collateralized Securities and Structured Products - Equity - 1.3%
APIDOS CLO XVI Subordinated Notes, 0.00% Estimated Yield, 1/19/2025(h)	(f)	Diversified Financials	9,000	3,041	1,365
CENT CLO 19 Ltd. Subordinated Notes, 0.00% Estimated Yield, 10/29/2025(h)	(f)	Diversified Financials	2,000	1,161	126
Galaxy XV CLO Ltd. Class A Subordinated Notes, 5.76% Estimated Yield, 4/15/2025(h)	(f)	Diversified Financials	4,000	2,099	1,364
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026(h)	(f)	Diversified Financials	10,000	9,200	8,364
Total Collateralized Securities and Structured Products - Equity				15,501	11,219
Unsecured Debt - 0.5%
WPLM Acquisition Corp., 15.00%, 11/24/2025(v)	None	Media: Advertising, Printing & Publishing	5,000	4,912	4,750
Total Unsecured Debt				4,912	4,750
Equity - 12.3%
1244301 B.C. LTD., Common Shares(q)		Chemicals, Plastics & Rubber	807,268 Units	—	—
ACNR Holdings, Inc., Common Stock(q)		Metals & Mining	6,018 Units	90	69
ACNR Holdings, Inc., Preferred Stock(q)		Metals & Mining	1,890 Units	26	26
American Clinical Solutions LLC, Class A Membership Interests(q)(s)		Healthcare & Pharmaceuticals	6,030,384 Units	1,658	663
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(q)		Media: Diversified & Production	769 Units	205	103
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(q)		Media: Diversified & Production	135 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(q)		Media: Diversified & Production	2,508 Units	—	—
APC Parent, Inc., Common Stock(q)		Automotive	425,218 Units	3,716	5,498
APC Parent, Inc., Warrants(q)		Automotive	6,268 Units	—	—
ARC Financial Partners, LLC, Membership Interests (25% ownership)(q)		Metals & Mining	N/A	—	—
Ascent Resources - Marcellus, LLC, Common Shares(q)		Energy: Oil & Gas	511,255 Units	1,642	456
Ascent Resources - Marcellus, LLC, Warrants(q)		Energy: Oil & Gas	132,367 Units	13	12
BCP Great Lakes Fund LP, Partnership Interests (31.7% ownership)(h)(t)		Diversified Financials	N/A	12,890	12,650
Carestream Health Holdings, Inc., Warrants(q)		Healthcare & Pharmaceuticals	233 Units	565	580
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend(u)		Healthcare & Pharmaceuticals	2,727,273 Units	5,544	6,273
CION SOF Funding, LLC, Membership Interests (87.5% ownership)(h)(t)		Diversified Financials	N/A	31,289	28,551
Conisus Holdings, Inc., Series B Preferred Stock, 12% Dividend(s)(u)		Healthcare & Pharmaceuticals	12,677,833 Units	14,578	15,223
Conisus Holdings, Inc., Common Stock(q)(s)		Healthcare & Pharmaceuticals	4,914,556 Units	200	6,723
Country Fresh Holdings, LLC, Common Stock(q)		Beverage, Food & Tobacco	2,985 Units	5,249	—
Dayton HoldCo, LLC, Common Stock(q)		Construction & Building	37,264 Units	4,136	6,816
DBI Investors, Inc., Series A1 Preferred Stock(q)		Retail	20,000 Units	802	340
DBI Investors, Inc., Series B Preferred Stock(q)		Retail	4,183 Units	410	—
DBI Investors, Inc., Series A Preferred Stock(q)		Retail	1,396 Units	140	—
DBI Investors, Inc., Common Stock(q)		Retail	39,423 Units	—	—
DBI Investors, Inc., Reallocation Rights(q)		Retail	7,500 Units	—	—
DESG Holdings, Inc., Common Stock(j)(q)(s)		Media: Diversified & Production	1,268,143 Units	13,675	—
HDNet Holdco LLC, Preferred Unit Call Option(q)		Media: Diversified & Production	1 Unit	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(q)		Retail	1,000,000 Units	1,000	—
Independent Pet Partners Intermediate Holdings, LLC, Warrants(q)		Retail	155,880 Units	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2020
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Longview Intermediate Holdings C, LLC, Common Shares(q)(s)	Energy: Oil & Gas	589,487 Units	2,524	7,821
Mooregate ITC Acquisition, LLC, Class A Units(q)	High Tech Industries	500 Units	563	74
Mount Logan Capital Inc., Common Stock(h)(i)(s)	Banking, Finance, Insurance & Real Estate	980,284 Units	3,335	2,134
NS NWN Acquisition, LLC, Voting Units(q)	High Tech Industries	346 Units	394	507
NS NWN Acquisition, LLC, Class A Preferred Units(q)	High Tech Industries	111 Units	111	332
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(q)	Consumer Goods: Durable	1,575 Units	1,000	154
Palmetto Clean Technology, Inc., Warrants(q)	High Tech Industries	693,387 Units	472	430
Rhino Energy LLC, Warrants(q)	Metals & Mining	170,972 Units	280	—
SIMR Parent, LLC, Class B Common Units(q)(s)	Healthcare & Pharmaceuticals	12,283,163 Units	8,002	—
Software Luxembourg Holding S.A., Class A Common Stock(h)(q)	High Tech Industries	28,202 Units	4,536	4,653
Software Luxembourg Holding S.A., Class B Warrants(h)(q)	High Tech Industries	7,023 Units	220	221
Software Luxembourg Holding S.A., Class A Warrants(h)(q)	High Tech Industries	3,512 Units	117	117
Software Luxembourg Holding S.A., Class B Common Stock(h)(q)	High Tech Industries	2,388 Units	384	394
Snap Fitness Holdings, Inc., Class A Stock(q)(s)	Services: Consumer	9,858 Units	3,078	3,112
Snap Fitness Holdings, Inc., Warrants(q)(s)	Services: Consumer	3,996 Units	1,247	1,262
Spinal USA, Inc. / Precision Medical Inc., Warrants(q)	Healthcare & Pharmaceuticals	14,181,915 Units	5,806	—
Tenere Inc., Warrants(q)	Capital Equipment	N/A	161	1,429
Total Equity			130,058	106,623
Short Term Investments - 6.1%(m)
First American Treasury Obligations Fund, Class Z Shares, 0.04%(n)			53,024	53,024
Total Short Term Investments			53,024	53,024
TOTAL INVESTMENTS - 181.0%			$1,689,451	1,569,905
LIABILITIES IN EXCESS OF OTHER ASSETS - (81.0%)				(702,686)
NET ASSETS - 100%				$867,219
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note v. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The 1, 2, 3, 6 and 12 month London Interbank Offered Rate, or LIBOR, rates were 0.15%, 0.19%, 0.23%, 0.26% and 0.36%, respectively, as of September 30, 2020.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2020, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2020. The 1 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.57%) as of September 30, 2020.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2020, 92.0% of the Company’s total assets represented qualifying assets.
i.Fair value determined using level 1 inputs.
j.Position or a portion thereof unsettled as of September 30, 2020.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2020
(in thousands)
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
n.7-day effective yield as of September 30, 2020.
o.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of September 30, 2020 (see Note 8).
p.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of September 30, 2020 (see Note 8).
q.Non-income producing security.
r.Investment was on non-accrual status as of September 30, 2020.
s.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2019 and September 30, 2020, along with transactions during the nine months ended September 30, 2020 in these affiliated investments are as follows:

		Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2020
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2019	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized (Loss) Gain	Fair Value at September 30, 2020	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
American Clinical Solutions LLC
Tranche I Term Loan	$3,395	$24	$—	$(287)	$3,132	$—	$212	$—
First Amendment Tranche I Term Loan	—	250	—	(9)	241	—	8	—
Class A Membership Interests	—	1,658	—	(995)	663	—	—	—
Charming Charlie, LLC
First Lien Term Loan B1	—	—	—	—	—	—	—	—
First Lien Term Loan B2	—	—	—	—	—	—	(1)	—
Vendor Payment Financing	472	7	(104)	(25)	350	—	7	—
Conisus Holdings, Inc.
Series B Preferred Stock	13,270	1,363	—	590	15,223	—	—	1,363
Common Stock	1,426	—	—	5,297	6,723	—	—	—
DESG Holdings, Inc.
Bridge Loan	—	3,253	—	249	3,502	—	35	—
First Lien Term Loan	28,978	789	(9,330)	(1,072)	19,365	—	1,490	—
Second Lien Term Loan	9,717	342	—	(6,181)	3,878	—	786	—
Common Stock	14,763	13	—	(14,776)	—	—	—	—
F+W Media, Inc.
First Lien Term Loan B-1	—	—	(11)	11	—	—	—	—
Lift Brands, Inc.
Term Loan A	—	23,642	—	236	23,878	—	263	—
Term Loan B	—	4,634	—	(6)	4,628	—	119	—
Term Loan C	—	4,653	—	(6)	4,647	—	32	—
Longview Power, LLC
First Lien Term Loan B-1	—	595	(6)	1,795	2,384	—	47	—
Longview Intermediate Holdings C, LLC
Common Stock	—	2,524	—	5,297	7,821	—	—	—
Mount Logan Capital Inc.
Common Stock	2,505	—	—	(371)	2,134	—	—	29
Petroflow Energy Corp.
First Lien Term Loan	10	—	(223)	213	—	(211)	—	—
SIMR, LLC
First Lien Term Loan	14,205	429	—	(1,976)	12,658	—	1,224	—
SIMR Parent, LLC
Class B Common Units	3,980	—	—	(3,980)	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	—	3,078	—	34	3,112	—	—	—
Warrants	—	1,247	—	15	1,262	—	—	—
Totals	$92,721	$48,501	$(9,674)	$(15,947)	$115,601	$(211)	$4,222	$1,392
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
September 30, 2020
(in thousands)
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Includes PIK interest income.

t.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2019 and September 30, 2020, along with transactions during the nine months ended September 30, 2020 in these controlled investments are as follows:

		Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2020
Controlled Investments	Fair Value at December 31, 2019	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized (Loss) Gain	Fair Value at September 30, 2020	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
BCP Great Lakes Fund LP
Membership Interests	$14,238	$924	$(2,242)	$(270)	$12,650	$—	$—	$785
CION SOF Funding, LLC
Membership Interests	31,265	—	—	(2,714)	28,551	—	—	3,518
Totals	$45,503	$924	$(2,242)	$(2,984)	$41,201	$—	$—	$4,303
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
(3)Includes PIK interest income.
u.For the nine months ended September 30, 2020, non-cash dividend income of $1,363 and $405 was recorded on the Company's investment in Conisus Holdings, Inc. and CHC Medical Partners, Inc., respectively.
v.As of September 30, 2020, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	7.75%	2.75%	10.50%
Cadence Aerospace, LLC	Senior Secured First Lien Debt	4.25%	5.25%	9.50%
Carestream Health, Inc.	Senior Secured Second Lien Debt	2.50%	8.00%	10.50%
Charming Charlie, LLC	Senior Secured First Lien Debt	8.00%	5.00%	13.00%
Charming Charlie, LLC	Senior Secured First Lien Debt	4.00%	9.00%	13.00%
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
CircusTrix Holdings, LLC	Senior Secured First Lien Debt	—	6.50%	6.50%
Country Fresh Holdings, LLC	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
Country Fresh Holdings, LLC	Senior Secured Second Lien Debt	—	9.50%	9.50%
David's Bridal, LLC	Senior Secured First Lien Debt	6.00%	5.00%	11.00%
David's Bridal, LLC	Senior Secured First Lien Debt	6.00%	1.00%	7.00%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	6.00%	1.50%	7.50%
Deluxe Entertainment Services, Inc.	Senior Secured Second Lien Debt	7.00%	2.50%	9.50%
F+W Media, Inc.	Senior Secured First Lien Debt	—	8.00%	8.00%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	20.00%	20.00%
Jenny C Acquisition, Inc.	Senior Secured First Lien Debt	—	14.25%	14.25%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	3.50%	5.00%	8.50%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Mimeo.com, Inc.	Revolving Term Loan	8.00%	10.00%	18.00%
Patterson Medical Supply, Inc.	Senior Secured Second Lien Debt	1.00%	10.50%	11.50%
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2020
(in thousands)

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Plano Molding Company, LLC	Senior Secured First Lien Debt	7.00%	1.50%	8.50%
Premiere Global Services, Inc.	Senior Secured Second Lien Debt	0.50%	10.00%	10.50%
SEK Holding Co LLC	Senior Secured First Lien Debt	9.00%	3.50%	12.50%
SIMR, LLC	Senior Secured First Lien Debt	12.00%	7.00%	19.00%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.47%	10.47%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
w.The ultimate interest earned on this loan will be determined based on the portfolio company’s EBITDA at a specified trigger event.
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
b.The 1, 2, 3, and 6 month LIBOR rates were 2.02%, 2.07%, 2.09%, and 2.06%, respectively, as of September 30, 2019.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2019, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2019. The 1 month EURIBOR rate was (0.51%) as of September 30, 2019.
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
j.Position or a portion thereof unsettled as of September 30, 2019.
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
n.7-day effective yield as of September 30, 2019.
o.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPM as of September 30, 2019 (see Note 8).
p.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank as of September 30, 2019 (see Note 8).
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2019
(in thousands)
q.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS as of September 30, 2019 (see Note 8).
r.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with MS as of September 30, 2019 (see Note 8).
s.Non-income producing security.
t.Investment was on non-accrual status as of September 30, 2019.
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2019
(in thousands)
v.For the nine months ended September 30, 2019, non-cash dividend income of $3,534 and $338 was recorded on the Company's investment in Conisus Holdings, Inc. and CHC Medical Partners, Inc., respectively.
w.As of September 30, 2019, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

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
x.Default interest was paid-in-kind.
y.Prior to September 30, 2019, the Company exited this investment.
z.As of September 30, 2019, the index rate for $2,882 and $3,196 was the 1 month LIBOR and the 3 month LIBOR, respectively.
aa.On July 31, 2019, certain lenders of Deluxe Entertainment Services Group Inc., or Deluxe, agreed to fund a $73,000 priming facility as part of a Prepackaged Chapter 11 Reorganization Plan, or the Plan. Pursuant to the Plan, on November 6, 2019, (i) the holders of the original senior secured term loan received in exchange approximately 65% of Deluxe’s equity and (ii) the holders of the senior secured priming delayed draw term loan received in exchange approximately 35% of Deluxe's equity and a second lien term loan.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
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
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. The Company’s portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt, and equity, of private and thinly-traded U.S. middle-market companies.
The Company is managed by CION Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. Pursuant to an investment advisory agreement with the Company, CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. On November 13, 2020, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM for a period of twelve months commencing December 17, 2020. The Company and CIM previously engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, Inc., or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2019 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2019 and the consolidate statements of operations, the consolidated statements of changes in net assets, and the consolidate statements of cash flows for the year ended December 31, 2019 are derived from the 2019 audited consolidated financial statements and include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company does not consolidate its interest in CION SOF Funding, LLC, or CION SOF. See Note 7 for a description of the Company’s investment in CION SOF.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $53,024, $29,527 and $23,060 of such investments at September 30, 2020, December 31, 2019 and September 30, 2019, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
September 30, 2020
(in thousands, except share and per share amounts)
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of September 30, 2020, December 31, 2019 or September 30, 2019.
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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2016, 2017, 2018, and 2019.
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
During the first half of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which spread to over 100 countries, including the United States, and spread to every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 continued to be identified in additional countries, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Although countries, including the United States, have slowly started to loosen these restrictions, such actions created and will continue to create disruption in global supply chains, and adversely impacted many industries. In addition, certain European countries instituted another lockdown during the fourth quarter of 2020 as a second wave of the outbreak occurred. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.
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
September 30, 2020
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
September 30, 2020
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of September 30, 2020, December 31, 2019 and September 30, 2019.
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
September 30, 2020
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
September 30, 2020
(in thousands, except share and per share amounts)
The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019:

	Nine Months Ended September 30,				Year Ended December 31,
	2020		2019		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	696,264	$6,516	696,264	$6,515
Reinvestment of distributions	1,496,868	11,783	3,129,083	26,849	4,217,705	35,800
Total gross shares/proceeds	1,496,868	11,783	3,825,347	33,365	4,913,969	42,315
Sales commissions and dealer manager fees	—	—	—	(296)	—	(296)
Net shares/proceeds	1,496,868	11,783	3,825,347	33,069	4,913,969	42,019
Share repurchase program	(1,077,994)	(8,085)	(3,152,804)	(26,849)	(4,242,063)	(35,799)
Net shares/proceeds from share transactions	418,874	$3,698	672,543	$6,220	671,906	$6,220
Since commencing its initial continuous public offering on July 2, 2012 and through September 30, 2020, the Company sold 113,800,019 shares of common stock for net proceeds of $1,158,985 at an average price per share of $10.18. The net proceeds include gross proceeds received from reinvested shareholder distributions of $210,447, for which the Company issued 23,610,868 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $206,748, for which the Company repurchased 23,302,594 shares of common stock.

During the period from October 1, 2020 to November 12, 2020, the Company received gross proceeds of $1,829 from reinvested shareholder distributions, for which the Company issued 237,395 shares of common stock.

Since commencing its initial continuous public offering on July 2, 2012 and through November 12, 2020, the Company sold 114,037,414 shares of common stock for net proceeds of $1,160,814 at an average price per share of $10.18. The net proceeds include gross proceeds received from reinvested shareholder distributions of $212,276, for which the Company issued 23,848,263 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $206,748, for which the Company repurchased 23,302,594 shares of common stock.
Share Repurchase Program
The Company offers to repurchase shares on such terms as determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s shareholders or would violate applicable law.
On March 19, 2020, the Company's board of directors, including the independent directors, temporarily suspended the Company's share repurchase program commencing with the second quarter of 2020 and included the third quarter of 2020. On November 13, 2020, the Company recommenced its share repurchase program for the fourth quarter of 2020. Share repurchases for future quarters will be reevaluated by the board of directors based on circumstances and expectations existing at the time of consideration.
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
The following table summarizes the share repurchases completed during the year ended December 31, 2019 and the nine months ended September 30, 2020:

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2019
March 31, 2019	March 27, 2019	1,078,856	30%	$8.68	$9,361
June 30, 2019	June 26, 2019	1,038,641	15%	8.59	8,926
September 30, 2019	September 25, 2019	1,035,307	15%	8.27	8,562
December 31, 2019	December 26, 2019	1,089,259	17%	8.22	8,950
Total for the year ended December 31, 2019		4,242,063			$35,799

2020
March 31, 2020	March 30, 2020	1,076,229	13%	$7.50	$8,071
June 30, 2020(1)	N/A	1,765	N/A	7.50	14
September 30, 2020	N/A	—	N/A	N/A	—
Total for the nine months ended September 30, 2020		1,077,994			$8,085
(1) Represents an adjustment made during the three months ended June 30, 2020 to shares repurchased during the three months ended March 31, 2020.
Note 4. Transactions with Related Parties
For the three and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Entity	Capacity	Description	2020	2019	2020	2019	2019
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$—	$—	$—	$121	$121
CIM	Investment adviser	Management fees(2)	7,780	9,029	24,160	27,597	36,466
CIM	Investment adviser	Incentive fees(2)	—	4,983	3,308	14,475	20,087
CIM	Administrative services provider	Administrative services expense(2)	593	453	1,793	1,433	2,650
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(2)	53	49	48	109	146
			$8,426	$14,514	$29,309	$43,735	$59,470
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
September 30, 2020
(in thousands, except share and per share amounts)
The Company has entered into an investment advisory agreement with CIM. On November 13, 2020, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2020.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%.The Company receives 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 9.375% is exceeded, at which point the Company receives 20% of the amount of pre-incentive fee net investment income that exceeds the annualized rate of 9.375%. As of September 30, 2020, December 31, 2019 and September 30, 2019, the liabilities recorded for subordinated incentive fees were $0, $5,612 and $4,983, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019, the Company had no liability for and did not record any capital gains incentive fees.

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

Reinvestment of shareholder distributions and share repurchases are excluded from the gross proceeds from the Company’s offerings for purposes of determining the total amount of offering and organizational costs that can be paid by the Company. As of September 30, 2020, the Company raised gross offering proceeds of $1,155,286, of which it can pay up to $17,329 in offering and organizational costs (which represents 1.5% of the actual gross offering proceeds raised). Through September 30, 2020, the Company paid $10,702 of such costs, leaving an additional $6,627 that can be paid.

On April 1, 2018, the Company entered into an administration agreement with CIM pursuant to which CIM furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. CIM is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement is for the lower of CIM’s actual costs or the amount that the Company would have been required to pay for comparable administrative services in the same geographic location. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse CIM for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in CIM. On November 13, 2020, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing December 17, 2020.

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
September 30, 2020
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
Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. For the three and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019, the Company did not receive any expense support from CIM. See Note 5 for additional information on the sources of the Company's distributions. The Company did not record any obligation to repay expense support from CIM during the three or nine months ended September 30, 2019 or 2020 or the year ended December 31, 2019, respectively. The Company did not repay any expense support to CIM during the three or nine months ended September 30, 2019 or 2020 or the year ended December 31, 2019, respectively. The Company may or may not be requested to reimburse any expense support provided in the future.
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
As of September 30, 2020, December 31, 2019 and September 30, 2019, the total liability payable to CIM and its affiliates was $8,387, $15,771 and $14,574, respectively, which primarily related to fees earned by CIM during the three months ended September 30, 2020, December 31, 2019 and September 30, 2019, respectively.
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
Note 5. Distributions
From February 1, 2014 through July 17, 2017, the Company’s board of directors authorized and declared on a monthly basis a weekly distribution amount per share of common stock. On July 18, 2017, the Company's board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of common stock. Effective September 28, 2017, the Company's board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by the board of directors, each on a quarterly basis. Beginning on March 19, 2020, management changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020, whether in cash or pursuant to the Company's distribution reinvestment plan, as amended and restated. On July 15, 2020, the board of directors determined to recommence the payment of distributions to shareholders in August. Distributions in respect of future months will be reevaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration. Declared distributions are paid monthly.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)
The Company’s board of directors declared or ratified distributions for 53 and 15 record dates during the year ended December 31, 2019 and the nine months ended September 30, 2020, respectively.
The following table presents cash distributions per share that were declared during the year ended December 31, 2019 and the nine months ended September 30, 2020:

	Distributions
Three Months Ended	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.1829	$20,772
June 30, 2019 (thirteen record dates)	0.1829	20,801
September 30, 2019 (thirteen record dates)	0.1829	20,798
December 31, 2019 (fourteen record dates)	0.1969	22,401
Total distributions for the year ended December 31, 2019	$0.7456	$84,772

2020
March 31, 2020 (thirteen record dates)	$0.1829	$20,793
June 30, 2020 (no record dates)	—	—
September 30, 2020 (two record dates)	0.0883	10,011
Total distributions for the nine months ended September 30, 2020	$0.2712	$30,804

On September 16, 2020, the Company's co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for October 2020. The distributions were paid on October 28, 2020 to shareholders of record as of October 27, 2020. On October 16, 2020, the Company's co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for November 2020. The distributions will be paid on November 25, 2020 to shareholders of record as of November 24, 2020.

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

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For the nine months ended September 30, 2020 and the year ended December 31, 2019, none of the Company's distributions resulted from expense support from CIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIM provides such expense support. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)
The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019:

	Nine Months Ended September 30,						Year Ended December 31,
	2020			2019			2019
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.2712	$30,804	100.0%	$0.5487	$62,371	100.0%	$0.7456	$84,772	100.0%
Total distributions	$0.2712	$30,804	100.0%	$0.5487	$62,371	100.0%	$0.7456	$84,772	100.0%
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
As of September 30, 2020, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $27,920; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $227,938; the net unrealized depreciation was $200,018; and the aggregate cost of securities for Federal income tax purposes was $1,769,923.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)
Note 6. Investments
The composition of the Company’s investment portfolio as of September 30, 2020 and December 31, 2019 at amortized cost and fair value was as follows:

	September 30, 2020			December 31, 2019
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,297,754	$1,232,505	81.3%	$1,388,942	$1,351,767	77.9%
Senior secured second lien debt	188,202	161,784	10.7%	264,280	248,253	14.3%
Collateralized securities and structured products - debt	—	—	—	7,212	7,212	0.4%
Collateralized securities and structured products - equity	15,501	11,219	0.7%	16,476	14,182	0.8%
Unsecured debt	4,912	4,750	0.3%	4,901	4,900	0.3%
Equity	130,058	106,623	7.0%	115,738	109,231	6.3%
Subtotal/total percentage	1,636,427	1,516,881	100.0%	1,797,549	1,735,545	100.0%
Short term investments(2)	53,024	53,024		29,527	29,527
Total investments	$1,689,451	$1,569,905		$1,827,076	$1,765,072
(1)Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.
(2)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
The composition of the Company’s investment portfolio as of September 30, 2019 at amortized cost and fair value was as follows:

	September 30, 2019
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
September 30, 2020
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of September 30, 2020, December 31, 2019 and September 30, 2019:

	September 30, 2020		December 31, 2019		September 30, 2019
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$295,679	19.4%	$294,947	17.0%	$295,681	16.9%
Services: Business	178,464	11.8%	191,126	11.0%	217,200	12.4%
Chemicals, Plastics & Rubber	126,763	8.4%	102,906	5.9%	90,544	5.2%
Media: Diversified & Production	115,887	7.6%	206,159	11.9%	197,487	11.3%
Media: Advertising, Printing & Publishing	112,613	7.4%	120,810	7.0%	129,763	7.4%
Services: Consumer	84,331	5.6%	94,058	5.4%	116,852	6.7%
Beverage, Food & Tobacco	67,078	4.4%	68,440	3.9%	66,109	3.8%
Telecommunications	60,692	4.0%	61,577	3.6%	62,646	3.6%
High Tech Industries	60,559	4.0%	60,197	3.5%	63,732	3.6%
Capital Equipment	58,190	3.8%	73,586	4.2%	76,414	4.4%
Retail	53,583	3.5%	53,599	3.1%	60,649	3.5%
Diversified Financials	52,420	3.5%	66,897	3.9%	24,931	1.4%
Banking, Finance, Insurance & Real Estate	41,323	2.7%	62,738	3.6%	63,562	3.6%
Construction & Building	38,719	2.6%	37,096	2.1%	33,026	1.9%
Aerospace & Defense	35,457	2.3%	30,378	1.8%	25,505	1.4%
Energy: Oil & Gas	31,173	2.1%	48,742	2.8%	49,513	2.8%
Forest Products & Paper	20,305	1.3%	24,217	1.4%	24,605	1.4%
Consumer Goods: Non-Durable	20,153	1.3%	33,609	1.9%	41,832	2.4%
Hotel, Gaming & Leisure	19,091	1.3%	25,081	1.4%	30,972	1.8%
Transportation: Cargo	19,048	1.3%	27,291	1.6%	31,407	1.8%
Metals & Mining	11,810	0.8%	10,373	0.6%	10,832	0.6%
Automotive	9,873	0.7%	10,013	0.6%	8,021	0.4%
Consumer Goods: Durable	3,670	0.2%	31,705	1.8%	30,811	1.7%
Subtotal/total percentage	1,516,881	100.0%	1,735,545	100.0%	1,752,094	100.0%
Short term investments	53,024		29,527		23,060
Total investments	$1,569,905		$1,765,072		$1,775,154

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)

	September 30, 2020		December 31, 2019		September 30, 2019
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,456,847	96.1%	$1,656,031	95.4%	$1,665,124	95.0%
Canada	28,735	1.9%	27,648	1.7%	29,071	1.7%
Cayman Islands	11,219	0.7%	14,182	0.8%	14,981	0.9%
Luxembourg	9,075	0.6%	10,693	0.6%	11,247	0.6%
Netherlands	7,304	0.5%	8,314	0.5%	8,081	0.5%
Cyprus	3,547	0.2%	4,155	0.2%	4,038	0.2%
Bermuda	154	—	528	—	653	—
Germany	—	—	7,212	0.4%	9,950	0.6%
Marshall Islands	—	—	6,782	0.4%	8,949	0.5%
Subtotal/total percentage	1,516,881	100.0%	1,735,545	100.0%	1,752,094	100.0%
Short term investments	53,024		29,527		23,060
Total investments	$1,569,905		$1,765,072		$1,775,154
(1)The geographic dispersion is determined by the portfolio company's country of domicile.

As of September 30, 2020, December 31, 2019 and September 30, 2019, investments on non-accrual status represented 4.1%, 0.4% and 1.3%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2020, December 31, 2019 and September 30, 2019, the Company’s unfunded commitments amounted to $60,521, $83,694 and $64,885, respectively. As of November 12, 2020, the Company’s unfunded commitments amounted to $55,806. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

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

On October 2, 2019, CION SOF entered into a senior secured credit facility with MS, or the SOF Credit Facility, for borrowings of up to a maximum amount of $75,000. Advances under the SOF Credit Facility are available through October 2, 2022 and bear interest at a floating rate equal to the three-month LIBOR, plus a spread of (i) 3.0% per year through October 1, 2022 and (i) 3.5% per year thereafter through October 2, 2024. CION SOF's obligations to MS under the SOF Credit Facility are secured by a first priority security interest in all of the assets of CION SOF. On October 2, 2019, CION SOF drew down $64,702 of borrowings under the SOF Credit Facility. As of September 30, 2020 and December 31, 2019, the principal amount outstanding on the SOF Credit Facility was $56,250 and $60,702, respectively. The obligations of CION SOF under the SOF Credit Facility are non-recourse to the Company.

For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company recorded dividend income from its equity interest in CION SOF of $3,518 and $1,076, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)
In accordance with ASU 2015-02, Consolidation, the Company has determined that CION SOF is a variable interest entity, or VIE. However, the Company is not the primary beneficiary and therefore does not consolidate CION SOF. The Company's maximum exposure to losses from CION SOF is limited to its equity contribution to CION SOF.
The following table sets forth the individual investments in CION SOF's portfolio as of September 30, 2020:

Portfolio Company	Index Rate(a)	Industry	Principal/ Par Amount	Amortized Cost	Fair Value
Senior Secured First Lien Debt
Anthem Sports and Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024	3 Month LIBOR	Media: Diversified & Production	$3,521	$3,492	$3,477
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021	3 Month LIBOR	Services: Consumer	4,961	4,870	3,467
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2026	3 Month LIBOR	Chemicals, Plastics & Rubber	4,975	4,930	4,950
Extreme Reach, Inc., L+750, 1.50% LIBOR Floor, 3/29/2024	1 Month LIBOR	Media: Diversified & Production	4,636	4,579	4,520
Foundation Consumer Healthcare, LLC, L+600, 1.00% LIBOR Floor, 11/2/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	4,712	4,712	4,712
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023	1 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,926	4,863
Geon Performance Solutions, LLC, L+625, 1.63% LIBOR Floor, 10/25/2024	1 Month LIBOR	Chemicals, Plastics & Rubber	4,963	4,963	4,764
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023	1 Month LIBOR	Telecommunications	5,893	5,893	5,893
Manna Pro Products, LLC, L+600, 1.00% LIBOR Floor, 12/8/2023	1 Month LIBOR	Retail	5,940	5,892	5,880
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022	3 Month LIBOR	Media: Advertising, Printing & Publishing	4,784	4,749	4,712
Optio Rx, LLC, L+700, 0.00% LIBOR Floor, 6/28/2024	1 Month LIBOR	Healthcare & Pharmaceuticals	4,975	4,975	4,851
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025	2 Month LIBOR	Consumer Goods: Non-Durable	4,949	4,714	4,628
Pixelle Specialty Solutions LLC, L+650, 1.00% LIBOR Floor, 10/31/2024	1 Month LIBOR	Forest Products & Paper	3,924	3,733	3,910
Polymer Process Holdings, Inc., L+600, 0.00% LIBOR Floor, 5/1/2026	1 Month LIBOR	Chemicals, Plastics & Rubber	4,950	4,884	4,777
Tenere Inc., L+850, 1.00% LIBOR Floor, 5/5/2025	3 Month LIBOR	Capital Equipment	6,000	6,000	6,000
Woodstream Corp., L+625, 1.00% LIBOR Floor, 5/29/2022	1 Month LIBOR	Consumer Goods: Non-Durable	4,956	4,939	4,956
Total Senior Secured First Lien Debt				78,251	76,360
Senior Secured Second Lien Debt
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000	4,941	4,375
Total Senior Secured Second Lien Debt				4,941	4,375
Short Term Investments(b)
First American Treasury Obligations Fund, Class Z Shares, 0.04%(c)				3,546	3,546
Total Short Term Investments				3,546	3,546
TOTAL INVESTMENTS				$86,738	$84,281
a.The 1, 2 and 3 month LIBOR rates were 0.15%, 0.19% and 0.23%, respectively, as of September 30, 2020. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2020, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2020.
b.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
c.7-day effective yield as of September 30, 2020.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION SOF's portfolio as of December 31, 2019:

Portfolio Company	Index Rate(a)	Industry	Principal/ Par Amount	Amortized Cost	Fair Value
Senior Secured First Lien Debt
Allen Media, LLC, L+650, 1.00% LIBOR Floor, 8/30/2023	3 Month LIBOR	Media: Diversified & Production	$5,920	$5,738	$5,979
Analogic Corp., L+600, 1.00% LIBOR Floor, 6/21/2024	1 Month LIBOR	Healthcare & Pharmaceuticals	4,923	4,876	4,874
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024	3 Month LIBOR	Media: Diversified & Production	3,978	3,939	3,938
Cadence Aerospace, LLC, L+650, 1.00% LIBOR Floor, 11/14/2023	3 Month LIBOR	Aerospace & Defense	4,987	4,892	4,937
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021	1 Month LIBOR	Services: Consumer	4,987	4,876	4,339
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021	1 Month LIBOR	Hotel, Gaming & Leisure	5,985	5,877	5,865
Extreme Reach, Inc., L+750, 0.00% LIBOR Floor, 3/29/2024	1 Month LIBOR	Media: Diversified & Production	4,909	4,839	4,885
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023	1 Month LIBOR	Healthcare & Pharmaceuticals	5,000	4,905	4,913
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023	1 Month LIBOR	Telecommunications	6,000	6,000	6,000
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024	3 Month LIBOR	Services: Business	4,987	4,891	4,900
Manna Pro Products, LLC, L+600, 0.00% LIBOR Floor, 12/8/2023	1 Month LIBOR	Retail	5,985	5,927	5,925
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022	1 Month LIBOR	Media: Advertising, Printing & Publishing	4,933	4,886	4,883
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025	1 Month LIBOR	Consumer Goods: Non-Durable	4,987	4,722	4,788
Polymer Process Holdings, Inc., L+600, 0.00% LIBOR Floor, 5/1/2026	1 Month LIBOR	Chemicals, Plastics & Rubber	4,987	4,914	4,913
Woodstream Corp., L+600, 1.00% LIBOR Floor, 5/29/2022	1 Month LIBOR	Consumer Goods: Non-Durable	5,000	4,976	5,000
Total Senior Secured First Lien Debt				76,258	76,139
Senior Secured Second Lien Debt
1A Smart Start LLC, L+825, 1.00% LIBOR Floor, 8/21/2022	1 Month LIBOR	High Tech Industries	4,000	3,907	3,940
ABG Intermediate Holdings 2 LLC, L+775, 1.00% LIBOR Floor, 9/29/2025	1 Month LIBOR	Retail	3,000	3,005	3,000
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000	4,928	4,800
STG-Fairway Acquisitions, Inc., L+925, 1.00% LIBOR Floor, 6/30/2023	1 Month LIBOR	Services: Business	5,000	4,809	5,000
Total Senior Secured Second Lien Debt				16,649	16,740
Short Term Investments(b)
First American Treasury Obligations Fund, Class Z Shares, 1.49%(c)				2,757	2,757
Total Short Term Investments				2,757	2,757
TOTAL INVESTMENTS				$95,664	$95,636
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION SOF as of September 30, 2020 and December 31, 2019:

Selected Balance Sheet Information:	September 30, 2020	December 31, 2019
Investments, at fair value (amortized cost of $86,738 and $95,664, respectively)	$84,281	$95,636
Cash and other assets	12	363
Receivable for investments sold and repaid	4,828	80
Interest receivable on investments	935	727
Total assets	$90,056	$96,806

Credit facility (net of unamortized debt issuance costs of $945 and $1,123, respectively)	$55,305	$59,579
Other liabilities	2,122	1,495
Total liabilities	57,427	61,074
Members' capital	32,629	35,732
Total liabilities and members' capital	$90,056	$96,806
The following table includes selected statement of operations information for CION SOF for the three and nine months ended September 30, 2020 and the period from October 2, 2019 (Commencement of Operations) through December 31, 2019:

Selected Statement of Operations Information:	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Period from October 2, 2019 (Commencement of Operations) through December 31, 2019
Total revenues	$1,922	$6,512	$2,326
Total expenses	717	2,492	1,095
Net realized loss on investments	(336)	(673)	—
Net change in unrealized appreciation (depreciation) on investments	1,136	(2,428)	(28)
Net increase in net assets	$2,005	$919	$1,203
Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2020:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	L+3.25%	$625,000	$75,000	May 15, 2023
UBS Facility	Repurchase Agreement	L+3.90%	100,000	—	November 19, 2020(1)
			$725,000	$75,000
(1) - Subsequently extended to December 18, 2020 (see "UBS Facility" in this Note 8).

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
September 30, 2020
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

On May 15, 2020, 34th Street amended and restated the Amended JPM Credit Facility, or the Second Amended JPM Credit Facility, with JPM in order to fully repay all amounts outstanding under the Citibank Credit Facility and the MS Credit Facility and repay $100,000 of advances outstanding under the UBS Facility (as described below). Under the Second Amended JPM Credit Facility, the aggregate principal amount available for borrowings was increased from $275,000 to $700,000, of which $75,000 may be funded as a revolving credit facility, subject to conditions described in the Second Amended JPM Credit Facility, during the reinvestment period. Under the Second Amended JPM Credit Facility, the reinvestment period was extended until May 15, 2022 and the maturity date was extended to May 15, 2023. Advances under the Second Amended JPM Credit Facility bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.25% per year. On May 15, 2020 and May 19, 2020, 34th Street drew down $358,878 and $100,000 of borrowings under the Second Amended JPM Credit Facility, respectively. On May 15, 2020, May 22, 2020, June 12, 2020, June 19, 2020, June 29, 2020, July 6, 2020 and August 14, 2020, 34th Street repaid $13,843, $15,000, $5,000, $18,000, $11,000, $13,500 and $7,353 of borrowings under the Second Amended JPM Credit Facility, respectively.

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

As of September 30, 2020, December 31, 2019 and September 30, 2019, the principal amount outstanding on the Amended JPM Credit Facility was $625,000, $250,000 and $250,000, respectively.

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

In connection with the Second Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the nine months ended September 30, 2020, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $9,677 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Second Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of September 30, 2020 and will amortize to interest expense over the term of the Second Amended JPM Credit Facility. At September 30, 2020, the unamortized portion of the debt issuance costs was $5,581.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Amended JPM Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
Stated interest expense	$5,761	$3,446	$13,482	$10,529	$13,769
Amortization of deferred financing costs	537	154	1,046	612	764
Non-usage fee	181	64	318	190	253
Total interest expense	$6,479	$3,664	$14,846	$11,331	$14,786
Weighted average interest rate(1)	3.68%	5.49%	4.03%	5.65%	5.53%
Average borrowings	$629,338	$250,000	$448,842	$250,000	$250,000
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)
On May 19, 2020, Murray Hill Funding entered into a Second Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Second Amended Master Confirmation, which extended the date that Murray Hill Funding will be required to repurchase the Notes sold to UBS under the UBS Facility from May 19, 2020 to November 19, 2020, and increased the spread on the financing fee from 3.50% to 3.90% per year. On November 12, 2020, Murray Hill Funding entered into a Third Amended and Restated Master Confirmation to the Global Master Repurchase Agreement to further extend the date that Murray Hill Funding will be required to repurchase the Notes to December 18, 2020.

On May 19, 2020, Murray Hill Funding repurchased Notes in the aggregate principal amount of $133,333 from UBS for an aggregate repurchase price of $100,000, which was then repaid by Murray Hill Funding II. The repurchase of the Notes on May 19, 2020 resulted in a repayment of one-half of the outstanding amount of borrowings under the UBS Facility as of May 19, 2020. As of September 30, 2020, Notes remained outstanding in the aggregate principal amount of $133,333, which was purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the UBS Facility for aggregate proceeds of $100,000.

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

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and was amortized to interest expense over the term of the UBS Facility. At September 30, 2020, all upfront fees and other expenses were fully amortized.

As of September 30, 2020, Notes in the aggregate principal amount of $133,333 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $100,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of September 30, 2020, the amount due at maturity under the Amended UBS Facility was $100,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of September 30, 2020, the fair value of assets held by Murray Hill Funding II was $173,310.

For the three and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
Stated interest expense	$1,091	$2,988	$5,702	$9,138	$11,951
Amortization of deferred financing costs	—	237	359	703	940
Total interest expense	$1,091	$3,225	$6,061	$9,841	$12,891
Weighted average interest rate(1)	4.27%	5.85%	4.97%	6.02%	5.89%
Average borrowings	$100,000	$200,000	$150,730	$200,000	$200,000
(1)Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended UBS Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
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

As of December 31, 2019 and September 30, 2019, the principal amount outstanding on the Second Amended Citibank Credit Facility was $278,542 and $277,542, respectively. On May 15, 2020, Flatiron Funding II repaid all amounts outstanding on the Second Amended Citibank Credit Facility using a portion of the proceeds from the Second Amended JPM Credit Facility (described above).

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

For the three and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Second Amended Citibank Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
Stated interest expense	$—	$3,526	$3,171	$10,129	$12,783
Amortization of deferred financing costs	—	174	1,551	508	682
Non-usage fee	—	65	288	282	467
Total interest expense	$—	$3,765	$5,010	$10,919	$13,932
Weighted average interest rate(1)	—	4.43%	3.72%	4.67%	4.60%
Average borrowings	$—	$316,129	$122,069	$293,849	$283,681
(1)Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Second Amended Citibank Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
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

On June 5, 2018, June 12, 2018, June 28, 2018, March 11, 2020 and March 23, 2020, 33rd Street drew down $25,000, $75,000, $50,000, $10,000 and $4,917 of borrowings under the Amended MS Credit Facility, respectively. On May 8, 2019, May 23, 2019, July 29, 2019 and November 6, 2019, 33rd Street repaid $20,000, $5,000, $10,000 and $2,500 of borrowings under the Amended MS Credit Facility, respectively. As of December 31, 2019 and September 30, 2019, the principal amount outstanding on the Amended MS Credit Facility was $112,500 and $115,000, respectively. On May 15, 2020, 33rd Street repaid all amounts outstanding on the Amended MS Credit Facility using a portion of the proceeds from the Second Amended JPM Credit Facility.

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
For the three and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Amended MS Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
Stated interest expense	$—	$1,648	$1,928	$5,712	$7,173
Amortization of deferred financing costs	—	130	1,544	387	512
Non-usage fee	—	61	87	167	237
Total interest expense	$—	$1,839	$3,559	$6,266	$7,922
Weighted average interest rate(1)	—	5.66%	4.50%	5.76%	5.65%
Average borrowings	$—	$118,043	$58,752	$134,560	$129,247
(1)Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended MS Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)
Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of September 30, 2020 and December 31, 2019, according to the fair value hierarchy:

	September 30, 2020(1)				December 31, 2019(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,232,505	$1,232,505	$—	$—	$1,351,767	$1,351,767
Senior secured second lien debt	—	—	161,784	161,784	—	—	248,253	248,253
Collateralized securities and structured products - debt	—	—	—	—	—	—	7,212	7,212
Collateralized securities and structured products - equity	—	—	11,219	11,219	—	—	14,182	14,182
Unsecured debt	—	—	4,750	4,750	—	—	4,900	4,900
Equity	2,134	—	63,288	65,422	6,842	—	56,886	63,728
Short term investments	53,024	—	—	53,024	29,527	—	—	29,527
Total Investments	$55,158	$—	$1,473,546	$1,528,704	$36,369	$—	$1,683,200	$1,719,569
(1)Excludes the Company's $28,551 investment in CION SOF and $12,650 investment in BCP Great Lakes Fund LP, which were measured at NAV.
(2)Excludes the Company's $31,265 investment in CION SOF and $14,238 investment in BCP Great Lakes Fund LP, which were measured at NAV.
The following table presents fair value measurements of the Company’s portfolio investments as of September 30, 2019 according to the fair value hierarchy:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,417,752	$1,417,752
Senior secured second lien debt	—	—	268,656	268,656
Collateralized securities and structured products - debt	—	—	9,950	9,950
Collateralized securities and structured products - equity	—	—	14,981	14,981
Equity	5,951	—	34,804	40,755
Short term investments	23,060	—	—	23,060
Total Investments	$29,011	$—	$1,746,143	$1,775,154

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, June 30, 2020	$1,238,256	$193,198	$11,292	$4,800	$50,692	$1,498,238
Investments purchased	62,983	860	—	—	12,206	76,049
Net realized loss	(35,479)	(7,059)	—	—	—	(42,538)
Net change in unrealized appreciation (depreciation)	45,368	5,416	299	(53)	390	51,420
Accretion of discount	2,805	412	—	3	—	3,220
Sales and principal repayments(1)	(81,428)	(31,043)	(372)	—	—	(112,843)
Ending balance, September 30, 2020	$1,232,505	$161,784	$11,219	$4,750	$63,288	$1,473,546
Change in net unrealized appreciation (depreciation) on investments still held as of September 30, 2020(2)	$17,032	$(2,226)	$299	$(53)	$390	$15,442
(1)Includes non-cash restructured securities.
(2)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2020
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2019	$1,351,767	$248,253	$7,212	$14,182	$4,900	$56,886	$1,683,200
Investments purchased(1)	299,595	1,772	—	—	—	20,923	322,290
Net realized loss	(49,964)	(7,060)	—	—	—	—	(57,024)
Net change in unrealized depreciation	(28,074)	(10,391)	—	(1,988)	(161)	(14,521)	(55,135)
Accretion of discount	9,074	1,152	—	—	11	—	10,237
Sales and principal repayments(1)	(349,893)	(71,942)	(7,212)	(975)	—	—	(430,022)
Ending balance, September 30, 2020	$1,232,505	$161,784	$—	$11,219	$4,750	$63,288	$1,473,546
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2020(2)	$(43,104)	$(15,130)	$—	$(1,988)	$(161)	$(14,521)	$(74,904)
(1)Includes non-cash restructured securities.
(2)Included in net change in unrealized depreciation on investments in the consolidated statements of operations.

	Three Months Ended September 30, 2019
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Equity	Total
Beginning balance, June 30, 2019	$1,452,981	$291,549	$13,305	$15,414	$39,333	$1,812,582
Investments purchased	93,322	89	—	—	1,931	95,342
Net realized gain (loss)	89	26	(426)	—	—	(311)
Net change in unrealized (depreciation) appreciation	(17,454)	1,134	(1)	(337)	(6,460)	(23,118)
Accretion of discount	3,367	356	—	—	—	3,723
Sales and principal repayments	(114,553)	(24,498)	(2,928)	(96)	—	(142,075)
Ending balance, September 30, 2019	$1,417,752	$268,656	$9,950	$14,981	$34,804	$1,746,143
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2019(1)	$(15,950)	$1,031	$(1)	$(337)	$(6,460)	$(21,717)
(1)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
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
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of September 30, 2020, December 31, 2019 and September 30, 2019 were as follows:

	September 30, 2020
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$910,343	Discounted Cash Flow	Discount Rates	2.7%	—	36.2%	10.6%
	266,597	Broker Quotes	Broker Quotes	N/A			N/A
	32,592	Market Comparable Approach	Revenue Multiple	1.83x	—	2.50x	2.10x
	22,623		EBITDA Multiple	1.88x	—	9.00x	6.12x
	350	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	135,706	Discounted Cash Flow	Discount Rates	8.6%	—	17.8%	12.1%
	18,933	Broker Quotes	Broker Quotes	N/A			N/A
	5,593	Market Comparable Approach	EBITDA Multiple	3.75x	—	7.00x	4.06x
	1,552		Revenue Multiple	0.20x			N/A
Collateralized securities and structured products - equity	11,219	Discounted Cash Flow	Discount Rates	14.5%	—	23.0%	16.0%
Unsecured debt	4,750	Discounted Cash Flow	Discount Rates	16.5%			N/A
Equity	32,895	Market Comparable Approach	EBITDA Multiple	1.88x	—	12.00x	5.56x
	7,822		$ per kW	$264.50			N/A
	7,336		Revenue Multiple	0.20x	—	1.55x	1.23x
	15,223	Discounted Cash Flow	Discount Rates	21.49%			N/A
	12	Options Pricing Model	Expected Volatility	60.0%	—	85.0%	85.0%
Total	$1,473,546
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value based on expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)

	December 31, 2019
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,115,676	Discounted Cash Flow	Discount Rates	5.0%	-	24.7%	10.0%
	225,310	Broker Quotes	Broker Quotes	N/A			N/A
	7,591	Market Comparable Approach	EBITDA Multiple	5.25x	-	9.00x	7.49x
	3,190	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	139,363	Discounted Cash Flow	Discount Rates	9.0%	-	14.9%	11.0%
	107,816	Broker Quotes	Broker Quotes	N/A			N/A
	1,074	Market Comparable Approach	EBITDA Multiple	5.25x	-	7.55x	7.55x
Collateralized securities and structured products - debt	7,212	Other(2)	Other(2)	N/A			N/A
Collateralized securities and structured products - equity	11,274	Discounted Cash Flow	Discount Rates	12.5%	-	16.0%	13.0%
	2,908	Other(2)	Other(2)	N/A			N/A
Unsecured debt	4,900	Discounted Cash Flow	Discount Rates	15.5%			N/A
Equity	33,230	Market Comparable Approach	EBITDA Multiple	4.50x	-	13.00x	7.18x
	9,456		Revenue Multiple	0.30x	-	3.50x	0.77x
	13,270	Discounted Cash Flow	Discount Rates	21.6%			N/A
	914	Broker Quotes	Broker Quotes	N/A			N/A
	16	Options Pricing Model	Expected Volatility	60.0%	—	92.0%	61.7%
Total	$1,683,200
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value based on expected outcome of proposed corporate transactions and/or other factors.

	September 30, 2019
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$984,871	Discounted Cash Flow	Discount Rates	5.0%	—	19.9%	9.7%
	388,241	Broker Quotes	Broker Quotes	N/A			N/A
	40,129	Market Comparable Approach	EBITDA Multiple	3.50x	—	9.00x	5.74x
	3,478		Revenue Multiple	0.60x			N/A
	1,033	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	151,841	Discounted Cash Flow	Discount Rates	9.9%	—	13.9%	11.1%
	115,765	Broker Quotes	Broker Quotes	N/A			N/A
	1,050	Market Comparable Approach	EBITDA Multiple	7.62x			N/A
Collateralized securities and structured products - debt	9,950	Discounted Cash Flow	Discount Rates	16.0%			N/A
Collateralized securities and structured products - equity	14,981	Discounted Cash Flow	Discount Rates	12.5%	—	16.0%	13.8%
Equity	13,864	Market Comparable Approach	EBITDA Multiple	5.50x	—	9.75x	8.28x
	7,399		Revenue Multiple	0.30x	—	4.00x	0.74x
	12,637	Discounted Cash Flow	Discount Rates	12.1%			N/A
	900	Options Pricing Model	Expected Volatility	31.5%	—	89.2%	36.0%
	4	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,746,143
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value based on expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)
The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien debt, senior secured second lien debt, collateralized securities and structured products, unsecured debt, and equity are discount rates, EBITDA multiples, revenue multiples, broker quotes and expected volatility. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively. A significant increase or decrease in the EBITDA multiples, revenue multiples, expected proceeds from proposed corporate transactions, broker quotes and expected volatility would result in a significantly higher or lower fair value measurement, respectively.
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
Professional fees	$198	$131	$1,108	$801	$996
Transfer agent expense	239	325	894	928	1,289
Valuation expense	241	168	802	510	722
Accounting and administrative costs	224	191	507	394	567
Printing and marketing expense	241	17	359	73	102
Insurance expense	131	108	354	312	421
Director fees and expenses	105	119	334	359	472
Dues and subscriptions	124	82	273	241	343
Due diligence fees	—	—	—	61	61
Other expenses	21	14	78	62	84
Total general and administrative expense	$1,524	$1,155	$4,709	$3,741	$5,057

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
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

As of September 30, 2020, December 31, 2019 and September 30, 2019,the Company’s unfunded commitments were as follows:

Unfunded Commitments	September 30, 2020(1)	December 31, 2019(1)	September 30, 2019(1)
Mimeo.com, Inc.	$11,000	$11,500	$11,500
West Dermatology Management Holdings, LLC	8,840	—	—
Palmetto Solar, LLC	8,412	19,142	—
Independent Pet Partners Intermediate Holdings, LLC	7,363	7,852	7,852
Foundation Consumer Healthcare, LLC	4,211	4,211	4,211
CircusTrix Holdings, LLC	2,898	2,892	4,904
Instant Web, LLC	2,704	2,704	2,271
Geon Performance Solutions, LLC	2,586	2,586	—
Coyote Buyer, LLC	2,500	—	—
BCP Great Lakes Fund LP	2,110	792	—
AMCP Staffing Intermediate Holdings III, LLC	1,598	1,059	—
Anthem Sports & Entertainment Inc.	1,333	1,333	1,333
Extreme Reach, Inc.	1,163	1,744	1,744
Manna Pro Products, LLC	1,096	5,528	5,528
Moss Holding Company	911	2,232	2,232
LAV Gear Holdings, Inc.	864	864	—
Volta Charging, LLC	750	10,000	12,000
Country Fresh Holdings, LLC	182	327	735
Lift Brands, Inc.	—	3,950	3,650
Adapt Laser Acquisition, Inc.	—	2,000	2,000
Adams Publishing Group, LLC	—	1,600	1,600
Teladoc, Inc.	—	1,250	1,250
American Media, Inc.	—	128	128
Deluxe Entertainment Services Group, Inc.	—	—	1,149
Woodstream Corp.	—	—	559
Spinal USA, Inc. / Precision Medical Inc.	—	—	239
Total	$60,521	$83,694	$64,885
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2020, December 31, 2019 and September 30, 2019, refer to the table above and the consolidated schedules of investments. As of November 12, 2020, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $55,806.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)
Note 12. Fee Income
Fee income consists of commitment fees, administrative agent fees, amendment fees and capital structuring and other fees. The following table summarizes the Company’s fee income for the three and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	2020	2019	2019
Amendment fees	$687	$1,381	$1,804	$1,825	$2,033
Capital structuring and other fees	86	711	310	1,089	1,731
Commitment fees	—	—	—	—	80
Administrative agent fees	—	—	—	—	55
Total	$773	$2,092	$2,114	$2,914	$3,899
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2020 and 2019 and as of and for the year ended December 31, 2019:

	Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	2019
Per share data:(1)
Net asset value at beginning of period	$8.40	$8.69	$8.69
Results of operations:
Net investment income	0.50	0.57	0.77
Net realized and net change in unrealized losses(2)	(1.01)	(0.37)	(0.31)
Net (decrease) increase in net assets resulting from operations(2)	(0.51)	0.20	0.46
Shareholder distributions:
Distributions from net investment income	(0.27)	(0.55)	(0.75)
Net decrease in net assets from shareholders' distributions	(0.27)	(0.55)	(0.75)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—	—
Repurchases of common stock(4)	—	—	—
Net increase in net assets resulting from capital share transactions	—	—	—
Net asset value at end of period	$7.62	$8.34	$8.40
Shares of common stock outstanding at end of period	113,800,019	113,381,782	113,381,145
Total investment return-net asset value(5)	(6.12)%	2.29%	5.55%
Net assets at beginning of period	$952,563	$979,271	$979,271
Net assets at end of period	$867,219	$945,461	$952,563
Average net assets	$875,887	$974,988	$967,323
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	6.51%	6.65%	9.03%
Ratio of gross operating expenses to average net assets(6)(7)	7.24%	8.78%	11.76%
Ratio of expenses to average net assets(6)	7.24%	8.78%	11.76%
Portfolio turnover rate(8)	14.92%	21.03%	31.59%
Asset coverage ratio(9)	2.20	2.12	2.13
(1)The per share data for the nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019 was derived by using the weighted average shares of common stock outstanding during each period.
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
(3)The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020
(in thousands, except share and per share amounts)
(4)Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019.
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
Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. Our portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt, and equity, of private and thinly traded U.S. middle-market companies. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase equity interests in the form of common or preferred stock in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.
We are managed by CIM, our affiliate and a registered investment adviser. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. On November 13, 2020, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM for a period of twelve months commencing December 17, 2020. We and CIM previously engaged AIM to act as our investment sub-adviser.
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
Portfolio Investment Activity for the Three Months Ended September 30, 2020 and 2019 and the Year Ended December 31, 2019
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended September 30, 2020 and 2019 and the year ended December 31, 2019:

	Three Months Ended September 30,		Year Ended December 31,
Net Investment Activity	2020	2019	2019
Purchases and drawdowns
Senior secured first lien debt	$32,048	$93,089	$527,869
Senior secured second lien debt	—	—	28,049
Unsecured debt	—	—	4,900
Equity	4,082	1,275	74,511
Sales and principal repayments	(77,154)	(142,075)	(740,234)
Net portfolio activity	$(41,024)	$(47,711)	$(104,905)

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2020, December 31, 2019 and September 30, 2019:

	September 30, 2020
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,297,754	$1,232,505	81.3%
Senior secured second lien debt	188,202	161,784	10.7%
Collateralized securities and structured products - equity	15,501	11,219	0.7%
Unsecured debt	4,912	4,750	0.3%
Equity	130,058	106,623	7.0%
Subtotal/total percentage	1,636,427	1,516,881	100.0%
Short term investments(2)	53,024	53,024
Total investments	$1,689,451	$1,569,905
Number of portfolio companies			127
Average annual EBITDA of portfolio companies		$70.9 million
Median annual EBITDA of portfolio companies		$53.2 million
Purchased at a weighted average price of par			97.20%
Gross annual portfolio yield based upon the purchase price(3)			7.84%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of September 30, 2020 and December 31, 2019, excluding short term investments of $53,024 and $29,527, respectively:

	September 30, 2020			December 31, 2019
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,442,802	$1,350,836	89.1%	$1,648,380	$1,594,594	91.8%
Fixed interest rate investments	93,759	91,761	6.0%	66,460	65,233	3.8%
Non-income producing investments	65,733	43,922	2.9%	51,887	45,213	2.6%
Other income producing investments	34,133	30,362	2.0%	30,822	30,505	1.8%
Total investments	$1,636,427	$1,516,881	100.0%	$1,797,549	$1,735,545	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of September 30, 2020, December 31, 2019 and September 30, 2019:

	September 30, 2020		December 31, 2019		September 30, 2019
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$295,679	19.4%	$294,947	17.0%	$295,681	16.9%
Services: Business	178,464	11.8%	191,126	11.0%	217,200	12.4%
Chemicals, Plastics & Rubber	126,763	8.4%	102,906	5.9%	90,544	5.2%
Media: Diversified & Production	115,887	7.6%	206,159	11.9%	197,487	11.3%
Media: Advertising, Printing & Publishing	112,613	7.4%	120,810	7.0%	129,763	7.4%
Services: Consumer	84,331	5.6%	94,058	5.4%	116,852	6.7%
Beverage, Food & Tobacco	67,078	4.4%	68,440	3.9%	66,109	3.8%
Telecommunications	60,692	4.0%	61,577	3.6%	62,646	3.6%
High Tech Industries	60,559	4.0%	60,197	3.5%	63,732	3.6%
Capital Equipment	58,190	3.8%	73,586	4.2%	76,414	4.4%
Retail	53,583	3.5%	53,599	3.1%	60,649	3.5%
Diversified Financials	52,420	3.5%	66,897	3.9%	24,931	1.4%
Banking, Finance, Insurance & Real Estate	41,323	2.7%	62,738	3.6%	63,562	3.6%
Construction & Building	38,719	2.6%	37,096	2.1%	33,026	1.9%
Aerospace & Defense	35,457	2.3%	30,378	1.8%	25,505	1.4%
Energy: Oil & Gas	31,173	2.1%	48,742	2.8%	49,513	2.8%
Forest Products & Paper	20,305	1.3%	24,217	1.4%	24,605	1.4%
Consumer Goods: Non-Durable	20,153	1.3%	33,609	1.9%	41,832	2.4%
Hotel, Gaming & Leisure	19,091	1.3%	25,081	1.4%	30,972	1.8%
Transportation: Cargo	19,048	1.3%	27,291	1.6%	31,407	1.8%
Metals & Mining	11,810	0.8%	10,373	0.6%	10,832	0.6%
Automotive	9,873	0.7%	10,013	0.6%	8,021	0.4%
Consumer Goods: Durable	3,670	0.2%	31,705	1.8%	30,811	1.7%
Subtotal/total percentage	1,516,881	100.0%	1,735,545	100.0%	1,752,094	100.0%
Short term investments	53,024		29,527		23,060
Total investments	$1,569,905		$1,765,072		$1,775,154
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2020, December 31, 2019 and September 30, 2019, our unfunded commitments amounted to $60,521, $83,694 and $64,885, respectively. As of November 12, 2020, our unfunded commitments amounted to $55,806. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of September 30, 2020, December 31, 2019 and September 30, 2019, excluding short term investments of $53,024, $29,527 and $23,060, respectively:

	September 30, 2020		December 31, 2019		September 30, 2019
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$85,616	5.6%	$154,264	8.9%	$79,811	4.6%
2	1,034,790	68.2%	1,278,576	73.7%	1,426,545	81.4%
3	333,188	22.0%	282,140	16.3%	207,893	11.9%
4	55,456	3.7%	16,463	0.9%	22,038	1.2%
5	7,831	0.5%	4,102	0.2%	15,807	0.9%
	$1,516,881	100.0%	$1,735,545	100.0%	$1,752,094	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of November 12, 2020:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,176,261	81.6%
Senior secured second lien debt	143,239	9.9%
Collateralized securities and structured products - equity	11,220	0.8%
Unsecured Debt	4,750	0.3%
Equity	105,811	7.4%
Subtotal/total percentage	1,441,281	100.0%
Short term investments(2)	143,745
Total investments	$1,585,026
Number of portfolio companies		120
Average annual EBITDA of portfolio companies	$69.4 million
Median annual EBITDA of portfolio companies	$54.6 million
Purchased at a weighted average price of par		98.08%
Gross annual portfolio yield based upon the purchase price(2)		7.83%
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
Results of Operations for the Three Months Ended September 30, 2020 and 2019
Our results of operations for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020	2019
Investment income	$38,887	$49,775
Net operating expenses	17,467	28,113
Net investment income	21,420	21,662
Net realized loss on investments and foreign currency	(42,511)	(316)
Net change in unrealized appreciation (depreciation) on investments	52,178	(23,568)
Net increase (decrease) in net assets from operations	$31,087	$(2,222)
Investment Income
For the three months ended September 30, 2020 and 2019, we generated investment income of $38,887 and $49,775, respectively, consisting primarily of interest income on investments in senior secured debt, and collateralized securities and structured products of 118 and 139 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, decreased $257,069, from $1,785,539 for the three months ended September 30, 2019 to $1,528,471 for the three months ended September 30, 2020. Additionally, the decrease in LIBOR during the three months ended September 30, 2020 from the three month ended September also contributed to the decrease in interest income.

Operating Expenses
The composition of our operating expenses for the three months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,
	2020	2019
Management fees	$7,780	$9,029
Administrative services expense	593	453
Subordinated incentive fee on income	—	4,983
General and administrative	1,524	1,155
Interest expense	7,570	12,493
Total operating expenses	$17,467	$28,113

The decrease in subordinated incentive fee on income was primarily the result of lower investment income generated on our investments during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease in interest expense was primarily the result of lower LIBOR rates during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease in interest expense was also the result of lower average borrowings on our financing arrangements during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, which also resulted in a decrease in total assets and therefore a decrease in management fees during the three months ended September 30, 2020.

The composition of our general and administrative expenses for the three months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,
	2020	2019
Valuation expense	$241	$168
Printing and marketing expense	241	17
Transfer agent expense	239	325
Accounting and administrative costs	224	191
Professional fees	198	131
Insurance expense	131	108
Dues and subscriptions	124	82
Director fees and expenses	105	119
Other expenses	21	14
Total general and administrative expense	$1,524	$1,155
Net Investment Income
Our net investment income totaled $21,420 and $21,662 for the three months ended September 30, 2020 and 2019, respectively. The decrease in net investment income was primarily due to a decrease in investment income, partially offset by a decrease in our subordinated incentive fees and interest expense for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled ($42,511) and ($316) for the three months ended September 30, 2020 and 2019, respectively. This change was driven primarily by realized losses on the restructure of certain investments during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Net Change in Unrealized Appreciation (Depreciation) on Investments
The net change in unrealized appreciation (depreciation) on our investments totaled $52,178 and ($23,568) for the three months ended September 30, 2020 and 2019, respectively. This change was driven primarily by certain previously unrealized losses being realized during the three months ended September 30, 2020 and the continued recovery of loan prices.

Net Increase (Decrease) in Net Assets from Operations
For the three months ended September 30, 2020 and 2019, we recorded a net increase (decrease) in net assets resulting from operations of $31,087 and ($2,222), respectively, as a result of our operating activity for the respective periods.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019
Our results of operations for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
Investment income	$120,443	$150,465
Net operating expenses	63,446	85,603
Net investment income	56,997	64,862
Net realized loss on investments and foreign currency	(57,693)	(3,650)
Net change in unrealized depreciation on investments	(57,542)	(38,871)
Net (decrease) increase in net assets from operations	$(58,238)	$22,341
Investment Income
For the nine months ended September 30, 2020 and 2019, we generated investment income of $120,443 and $150,465, respectively, consisting primarily of interest income on investments in senior secured debt and collateralized securities and structured products of 134 and 164 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, decreased $176,221, from $1,802,434 for the nine months ended September 30, 2019 to $1,626,213 for the nine months ended September 30, 2020, as the non-income producing equity portion of our portfolio increased from $34,625 as of September 30, 2019 to $115,204 as of September 30, 2020 and the size of our investment portfolio as a whole decreased. Additionally, the decrease in LIBOR during the nine months ended September 30, 2020 from the nine month ended September also contributed to the decrease in interest income.

Operating Expenses
The composition of our operating expenses for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended September 30,
	2020	2019
Management fees	$24,160	$27,597
Administrative services expense	1,793	1,433
Subordinated incentive fee on income	3,308	14,475
General and administrative	4,709	3,741
Interest expense	29,476	38,357
Total operating expenses	$63,446	$85,603

The decrease in subordinated incentive fee on income was primarily the result of lower investment income generated on our investments during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease in interest expense was primarily the result of lower LIBOR rates during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease in interest expense was also the result of lower average borrowings on our financing arrangements during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, which also resulted in a decrease in total assets and therefore a decrease in management fees during the nine months ended September 30, 2020.

The composition of our general and administrative expenses for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended September 30,
	2020	2019
Professional fees	$1,108	$801
Transfer agent expense	894	928
Valuation expense	802	510
Accounting and administrative costs	507	394
Printing and marketing expense	359	73
Insurance expense	354	312
Director fees and expenses	334	359
Dues and subscriptions	273	241
Due diligence fees	—	61
Other expenses	78	62
Total general and administrative expense	$4,709	$3,741
Net Investment Income
Our net investment income totaled $56,997 and $64,862 for the nine months ended September 30, 2020 and 2019, respectively. The decrease in net investment income was primarily due to a decrease in investment income during the nine months ended September 30, 2020, which was partially offset by a decrease in subordinated incentive fees and interest expense.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled ($57,693) and ($3,650) for the nine months ended September 30, 2020 and 2019, respectively. This change was driven primarily by realized losses on the restructure of certain investments during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled ($57,542) and ($38,871) for the nine months ended September 30, 2020 and 2019, respectively. This change was driven primarily by unrealized losses on certain underperforming investments during the nine months ended September 30, 2020.
Net (Decrease) Increase in Net Assets from Operations
For the nine months ended September 30, 2020 and 2019, we recorded a net (decrease) increase in net assets resulting from operations of ($58,238) and $22,341, respectively, as a result of our operating activity for the respective periods.

Net Asset Value per Share, Annual Investment Return and Total Return Since Inception
Our net asset value per share was $7.62 and $8.40 on September 30, 2020 and December 31, 2019, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.2712 per share during the nine months ended September 30, 2020, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was (6.12)% for the nine month period ended September 30, 2020. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.
Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price excluding sales load) have seen an annualized return of 5.65% and a cumulative total return of 53.51% through September 30, 2020 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 4.23% and a cumulative total return of 38.16% through September 30, 2020. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 3.74% and a cumulative total return of 33.11%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.17% and a cumulative total return of 48.07% over the same period.
(1) Cumulative performance: December 17, 2012 to September 30, 2020
The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from cash flows from interest, fees and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We also employ leverage to seek to enhance our returns as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC’s debt to equity from a maximum of 1-to-1 to a maximum of 2-to-1, so long as certain approval and disclosure requirements are satisfied. We currently have not determined whether to seek to utilize such additional leverage. We generated cash from the net proceeds from our continuous public offerings. Our initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015. Our follow-on continuous public offering commenced on January 25, 2016 and ended on January 25, 2019.

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

On March 19, 2020, our co-chief executive officers determined to (i) change the timing of declaring distributions to shareholders from quarterly to monthly; and (ii) temporarily suspend the payment of distributions to shareholders commencing with the month ended April 30, 2020, whether in cash or pursuant to our distribution reinvestment plan, as amended and restated. On July 15, 2020, the board of directors determined to recommence the payment of distributions to shareholders in August 2020.Distributions in respect of future months will be reevaluated by management and our board of directors based on circumstances and expectations existing at the time of consideration.

On March 19, 2020, our board of directors, including the independent directors, determined to temporarily suspend our share repurchase program commencing with the second quarter of 2020 and included the third quarter of 2020. On November 13, 2020, the Company recommenced its share repurchase program for the fourth quarter of 2020. Share repurchases for future quarters will be reevaluated by our board of directors based on circumstances and expectations existing at the time of consideration.

As of September 30, 2020 and November 12, 2020, we had $53,024 and $143,745 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

JPM Credit Facility

As of September 30, 2020 and November 12, 2020, our outstanding borrowings under the Second Amended JPM Credit Facility were $625,000 and the aggregate unfunded principal amount in connection with the Second Amended JPM Credit Facility was $75,000. For a detailed discussion of our Second Amended JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Facility

As of September 30, 2020 and November 12, 2020, our outstanding borrowings under the Amended UBS Facility were $100,000 and no additional principal amount was available for borrowing under the amended UBS Facility. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments
As of September 30, 2020 and November 12, 2020, our unfunded commitments amounted to $60,521 and $55,806, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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

On May 19, 2017, Murray Hill Funding II entered into the UBS Facility with UBS, as amended on December 1, 2017, May 19, 2020 and November 12, 2020. See Note 8 to our consolidated financial statements for a more detailed description of the UBS Facility.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2020, 89.1% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Second Amended JPM Credit Facility or the Amended UBS Facility in effect as of September 30, 2020:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
No change to current base rate (0.31% as of September 30, 2020)	—	—
Up 50 basis points	(2,048)	(2.4)%
Up 100 basis points	(1,520)	(1.8)%
Up 200 basis points	4,025	4.7%
Up 300 basis points	10,023	11.6%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 6.0% of our investments paid fixed interest rates as of September 30, 2020. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2020.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2020 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2020	—	$—	—	—
August 1 to August 31, 2020	—	—	—	—
September 1 to September 30, 2020	—	—	—	—
Total	—	$—	—	—
(1)A description of the maximum number of shares of our common stock that may be repurchased is set forth in a detailed discussion of the terms of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
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

4.3
Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 17, 2020 (File No. 814-00941)).Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 17, 2020 (File No. 814-00941)).

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
Date: November 16, 2020
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)