Form 10-K
period 2020-12-31
CION Investment Corp
filed 2021-03-16
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
[ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [x]
There is no established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock on January 25, 2019. The last offering price at which the registrant issued shares in its continuous follow-on public offering was $9.40 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan, as amended and restated. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan, as amended and restated, was $7.83 per share.
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 11, 2021 was 113,753,484.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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
•the actual and potential conflicts of interest with our investment adviser, CION Investment Management, LLC, or CIM, a registered investment adviser and our affiliate, and Apollo Global Management, Inc., or, together with its subsidiaries, Apollo, a leading global alternative investment manager, and CIM's and Apollo's respective affiliates;
•the ability of CIM's and Apollo Investment Management, L.P.'s, or AIM, a subsidiary of Apollo, respective investment professionals to locate suitable investments for us and the ability of CIM to monitor and administer our investments;
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

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are related to:
•our ability to achieve our investment objective depends on the ability of CIM to manage and support our investment process and if CIM was to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed;
•because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of CIM or its affiliates to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business;
•we may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses;
•as required by the Investment Company Act of 1940, as amended, or the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments;
•there is a risk that investors in our common stock may not receive distributions or that our distributions may not grow over time;
•changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy;
•any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distributions;
•CIM and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders;
•we may be obligated to pay CIM incentive compensation even if we incur a net loss due to a decline in the value of our portfolio;
•there may be conflicts of interest related to obligations that CIM’s and Apollo’s respective senior management and investment teams have to other clients;
•our base management and incentive fees may induce CIM to make and identify speculative investments or to incur leverage;
•the compensation we pay to CIM was determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations;
•the requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a business development company, or BDC;
•failure to maintain our status as a BDC would reduce our operating flexibility;
•regulations governing our operation as a BDC and as a regulated investment company, or RIC, will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth;
•our ability to enter into transactions with our affiliates is restricted;
•our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment;
•our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies;
•there may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims;
•we will be exposed to risks associated with changes in interest rates;
•changes to and replacement of the London InterBank Offered Rate, or LIBOR, benchmark interest rate could adversely affect our business, financial condition, and results of operations;
•second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us;
•economic recessions or downturns could impair our portfolio companies and adversely affect our operating results;
•a covenant breach or other defaults by our portfolio companies may adversely affect our operating results;
•investing in middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results;

•a lack of liquidity in certain of our investments may adversely affect our business;
•we may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments;
•prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity;
•recent legislation may allow us to incur additional leverage;
•since we have borrowed money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses;
•we will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, or to satisfy RIC distribution requirements;
•in 2020 we obtained, and in 2021 we intend to seek, the approval of our shareholders to issue shares of our common stock at prices below the then current net asset value, or NAV, per share of our common stock. If we issue such shares and again receive such approval from shareholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share;
•our common stock is not currently listed on an exchange or quoted through a quotation system. Therefore, shareholders will have limited liquidity and may not receive a full return of shareholder invested capital if shareholders sell their common stock. We are not obligated to complete a liquidity event by a specified date; therefore, until we complete a liquidity event, it is unlikely that shareholders will be able to sell their common stock;
•beginning in the first quarter of 2014, we began offering to repurchase shares of our common stock on a quarterly basis. As a result, shareholders have limited opportunities to sell their shares of our common stock and, to the extent they are able to sell their shares of our common stock under the program, they may not be able to recover the amount of their investment in our common stock;
•although we have adopted a share repurchase program, we have discretion to not repurchase shares of common stock, to suspend the program, and to cease repurchases;
•a shareholder’s interest in us will be diluted if we issue additional shares of common stock, which could reduce the overall value of an investment in us;
•the net asset value of our common stock may fluctuate significantly;
•global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results;
•the outbreak of COVID-19 has caused severe disruptions in the U.S. and global economy, and initially had and may again have a materially adverse impact on our financial condition and results of operations; and
•we are subject to risks associated with cybersecurity and cyber incidents.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results. For a more detailed discussion of the risks that you should consider prior to investing in our securities, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1. Business

Overview

CĪON Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on August 9, 2011. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the Company and its consolidated subsidiaries. In addition, the term “portfolio companies” refers to companies in which we have invested, either directly or indirectly through our consolidated subsidiaries.

We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We elected to be treated for federal income tax purposes as a RIC, as defined under Subchapter M of the Code.

We are managed by CIM, our affiliate and a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. CIM is a joint venture between CION Investment Group, LLC, or CIG, and AIM. Pursuant to the joint venture between CIG and AIM, CIG’s investment professionals provide investment advisory services, including advice, evaluation and recommendations with respect to our investments, and AIM’s investment professionals perform certain services for CIM, which include, among other services, (i) assistance with identifying and providing information about potential investment opportunities for approval by CIM’s investment committee; and (ii) providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM’s investment committee, which consists entirely of CIG personnel.

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

To enhance our opportunity for gain, we employ leverage as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC's debt to equity from a maximum of 1-to-1 to a maximum of 2-to-1, so long as certain approval and disclosure requirements are satisfied. In 2021, we intend to seek the approval of our shareholders to reduce our minimum "asset coverage" ratio from 200% to 150% in accordance with the 1940 Act. For purposes of the asset coverage ratio test applicable to us as a BDC, we treated the outstanding notional amount of the total return swap, or TRS, with Citibank, N.A., or Citibank, less the total amount of cash collateral posted by Flatiron Funding, LLC, or Flatiron, under the TRS, as a senior security for the life of that instrument. On April 18, 2017, the TRS expired in accordance with its terms subsequent to the consummation of the Citibank Credit Facility (as described in Note 8 to our consolidated financial statements contained in this report).

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

Portfolio and Investment Activity

As of December 31, 2020, we engaged in the direct purchase of debt securities primarily issued by portfolio companies and lend directly to portfolio companies. The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of December 31, 2020:

	December 31, 2020
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,266,564	$1,223,268	81.8%
Senior secured second lien debt	171,480	151,506	10.1%
Collateralized securities and structured products - equity	15,305	12,131	0.8%
Unsecured debt	5,668	5,464	0.4%
Equity	118,638	103,405	6.9%
Subtotal/total percentage	1,577,655	1,495,774	100.0%
Short term investments(2)	73,597	73,597
Total investments	$1,651,252	$1,569,371
Number of portfolio companies			119
Purchased at a weighted average price of par			98.18%
Gross annual portfolio yield based upon the purchase price(3)			8.28%
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
Status of Our Continuous Public Offerings

On December 17, 2012, we met our minimum offering requirement of $2,500 in capital raised from persons not affiliated with us, admitted our initial public investors as shareholders and officially commenced operations. Our initial continuous public offering ended on December 31, 2015, and our follow-on continuous public offering commenced on January 25, 2016 and ended on January 25, 2019, the date on which we closed the public offering of our shares. Since commencing our initial continuous public offering on July 2, 2012 and through March 11, 2021, we sold 113,753,484 shares of common stock for corresponding net proceeds of $1,158,842 at an average price per share of $10.19, including shares purchased by our affiliates.  The net proceeds received include gross proceeds received from reinvested shareholder distributions of $225,531 pursuant to our distribution reinvestment plan, as amended and restated, for which we issued 25,568,259 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $221,978 pursuant to our share repurchase program, for which we repurchased 25,306,521 shares of common stock.

Distributions

In January 2013, we began authorizing monthly distributions to our shareholders. On February 1, 2014, we changed from semi-monthly closings to weekly closings for the sale of our shares. As a result, from February 1, 2014 through July 17, 2017, our board of directors authorized and declared on a monthly basis a weekly distribution amount per share of our common stock.  On July 18, 2017, our board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of our common stock. Effective September 28, 2017, our board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by our board of directors, each on a quarterly basis. Beginning on March 19, 2020, we changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020, whether in cash or pursuant to our distribution reinvestment plan, as amended and restated. On July 15, 2020, our board of directors determined to recommence the payment of distributions to shareholders in August 2020. Distributions in respect of future months will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration. Declared distributions are paid monthly.

Our board of directors declared or ratified distributions for 19, 53 and 52 record dates during the years ended December 31, 2020, 2019 and 2018, respectively. The following table presents cash distributions per share that were declared during the years ended December 31, 2020, 2019 and 2018:

	Distributions
Three Months Ended	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
June 30, 2018 (thirteen record dates)	0.1829	21,004
September 30, 2018 (thirteen record dates)	0.1829	20,776
December 31, 2018 (thirteen record dates)	0.1829	20,701
Total distributions for the year ended December 31, 2018	$0.7316	$83,483
2019
March 31, 2019 (thirteen record dates)	$0.1829	$20,772
June 30, 2019 (thirteen record dates)	0.1829	20,801
September 30, 2019 (thirteen record dates)	0.1829	20,798
December 31, 2019 (fourteen record dates)	0.1969	22,401
Total distributions for the year ended December 31, 2019	$0.7456	$84,772
2020
March 31, 2020 (thirteen record dates)	$0.1829	$20,793
June 30, 2020 (no record dates)	—	—
September 30, 2020 (two record dates)	0.0883	10,011
December 31, 2020 (four record dates)	0.2842	32,479
Total distributions for the year ended December 31, 2020	$0.5554	$63,283
On December 17, 2020, our co-chief executive officers declared special cash distributions of $0.15180 per share for the year ended December 31, 2020. The one-time special distributions were in addition to our regular monthly cash distributions that were paid on December 29, 2020. The special distributions were paid on December 22, 2020 to shareholders of record as of December 21, 2020. Shareholders who previously elected to receive distributions in additional shares our common stock pursuant to our distribution reinvestment plan were issued additional shares for the special distributions on December 22, 2020.
On December 17, 2020, our co-chief executive officers also declared regular monthly cash distributions of $0.04413 per share for January 2021. The distributions were paid on January 27, 2021 to shareholders of record as of January 26, 2021. Shareholders who previously elected to receive distributions in additional shares of our common stock pursuant to our distribution reinvestment plan were issued additional shares for the January 2021 distributions on January 27, 2021.
On January 15, 2021, our co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for February 2021. The distributions were paid on February 24, 2021 to shareholders of record as of February 23, 2021. Shareholders who previously elected to receive distributions in additional shares of our common stock pursuant to our distribution reinvestment plan were issued additional shares for the February 2021 distributions on February 24, 2021.
On February 16, 2021, our co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for March 2021. The distributions will be paid on March 24, 2021 to shareholders of record as of March 23, 2021. Shareholders who previously elected to receive distributions in additional shares of our common stock pursuant to our distribution reinvestment plan will be issued additional shares for the March 2021 distributions on March 24, 2021.

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

On April 1, 2018, we entered into an administration agreement with CIM for the purpose of replacing ICON Capital with CIM as our administrator pursuant to the terms of the administration agreement. No other material terms of the administration agreement with ICON Capital were amended in connection with the administration agreement with CIM. On November 13, 2020, our board of directors, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing December 17, 2020.

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

Market Opportunity

We believe that the market for lending to private U.S. middle-market companies continues to present a compelling investment opportunity. CIM’s management team has witnessed significant demand for debt capital among middle-market companies that have the characteristics we target. We believe that this demand, coupled with the fragmented availability of funding within our target market, will continue to enable us to achieve favorable transaction pricing. We believe that the following characteristics and market trends support our belief:

•The middle-market is a large addressable market.  According to GE Capital’s National Center for the Middle Market 4th Quarter 2020 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies employing approximately 48 million people. The U.S. middle-market accounts for approximately one-third of private sector gross domestic product, or GDP, which, measured on a global scale, would be the third largest global economy. GE defines middle-market companies as those with $10 million to $1 billion in annual revenue, which we believe has significant overlap with our definition of middle-market companies that generally possess EBITDA of $50 million or less.

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

•There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to finance strategic transactions.  We expect that middle-market private equity firms will continue to invest the approximately $909 billion raised since 2010 in middle-market companies, as reported in Pitchbook’s 3Q 2020 U.S. PE Middle Market Report, and that these private equity firms will seek to support their investments with senior loans from other sources, such as us.

•Specialized lending and unfunded private equity commitments drive demand for debt capital.  Lending to small- and middle-market companies requires in-depth diligence, credit expertise, structuring experience and active portfolio management. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. As such, we believe that, of the U.S. financial institutions that are not liquidity constrained, few are capable of pursuing a sustained lending strategy successfully. We believe this creates a significant supply/demand imbalance for small and middle-market credit. We also expect that private equity firms will continue to pursue acquisitions and will seek to leverage their equity investments with debt financing, including senior debt, unitranche debt, and mezzanine loans provided by companies such as ours. Historically, according to the S&P LCD Leveraged Lending Review, such leverage has represented approximately 62% of a private equity acquisition. Therefore, adding to the imbalance in the availability of credit is the significant amount of unallocated private equity capital raised since 2010 described above, much of which will require debt financing in the coming years. As depicted in the chart below, almost $2.6 trillion of unfunded private equity commitments were outstanding through the second quarter of 2020 (Source: Pitchbook's 2020 Annual Private Fund Strategies Report).
U.S. PE Capital Overhang ($B) by Year

* As of 6/30/2020
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
L+1000
L+500
L+0
12/31/2002
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Middle Market
Large Corporate

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

Potential Competitive Advantages

We believe that we offer to our investors the following potential competitive advantages over other capital providers to private U.S. middle-market companies:

•Proven ability to invest in middle-market companies.   We believe that CIM has proven its ability to source, structure and manage private investments for us. In addition to its ability to call on its resources, CIM is able to draw upon Apollo’s team of more than 550 investment professionals that have approximately $455 billion of total assets under management as of December 31, 2020. Apollo has developed an expertise in sourcing and investing in debt issued by middle-market companies. We leverage this expertise, which we believe enables us to make investments that offer the most favorable risk/reward characteristics.

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

•Ability to utilize a wide range of transaction structures.  We believe that CIM’s broad expertise and experience in transaction structuring at all levels of a company’s capital structure affords us numerous tools to manage risk while preserving the opportunity for returns on investments. We attempt to capitalize on this expertise in an effort to produce an investment portfolio that will perform in a broad range of economic conditions. In addition, we believe that the ability to offer several forms of financing makes us an attractive provider of capital to prospective portfolio companies. Such flexible transaction structuring allows a prospective portfolio company to forego the substantial cost of conducting multiple negotiations and undergoing multiple due diligence processes to secure the different types of capital it requires.

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

Typical Leveraged Capital Structure Diagram

 Senior Secured Debt

First Lien Loans

First lien secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a company. Generally, our first lien secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. We expect that our first lien secured loans typically will have variable interest rates ranging between 4.0% and 9.0% over a standard benchmark, such as the prime rate or LIBOR. In some cases, a portion of the total interest may accrue or be paid in kind.

Unitranche Loans

Unitranche loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and subordinated, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche loans generally require payments of both principal and interest throughout the life of the loan. Unitranche loans generally have contractual maturities of five to seven years and interest is generally paid quarterly. Generally, we expect these securities to carry a blended yield that is between first lien secured and subordinated debt interest rates. Unitranche loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

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

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments to make follow-on investments if necessary, in existing portfolio companies or to take advantage of new opportunities.

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

Sources of Income

The primary means through which our shareholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time an investment is made and/or monitoring fees paid throughout the term of our investments. Closing fees typically range from 1.0% to 3.0% of the purchase price of an investment, while annual monitoring fees generally range from 0.25% to 1.0% of the purchase price of an investment. In addition, we may generate revenue in the form of commitment or capital structuring fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees.

Risk Management

We seek to limit the downside potential of our investment portfolio by:
•applying our investment strategy guidelines for portfolio investments;
•requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;
•creating and maintaining a broad portfolio of investments, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and
•negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital.
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

Credit Analysis/Due Diligence.  Before undertaking an investment, the transaction team from CIM conducts a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:
•a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;
•a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;
•on-site visits, if deemed necessary, as well as telephone calls and meetings with management and other key personnel;
•background checks to further evaluate management and other key personnel;
•a review by legal and accounting professionals, environmental or other industry consultants, if necessary;
•financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and
•a review of management’s experience and track record.
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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2020 and 2019, excluding short term investments of $73,597 and $29,527, respectively:

	December 31, 2020		December 31, 2019
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$2,997	0.2%	$154,264	8.9%
2	1,173,191	78.5%	1,278,576	73.7%
3	309,930	20.7%	282,140	16.3%
4	9,210	0.6%	16,463	0.9%
5	446	—	4,102	0.2%
	$1,495,774	100.0%	$1,735,545	100.0%

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
Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC's debt to equity from a maximum of 1-to-1 to a maximum 2-to-1, so long as certain approval and disclosure requirements are satisfied. In 2021, we intend to seek the approval of our shareholders to reduce our minimum "asset coverage" ratio from 200% to 150% in accordance with the 1940 Act. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangements.
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

We are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing shareholders, in payment of distributions and in certain other limited circumstances. In 2020 we obtained, and in 2021 we intend to seek, the approval of our shareholders to issue shares of our common stock at prices below the then current NAV per share of our common stock. If we issue such shares and again receive such approval from shareholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock.

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

1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:
a.is organized under the laws of, and has its principal place of business in, the U.S.;
b.is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2.Securities of any eligible portfolio company that we control.

3.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. In 2021, we intend to seek the approval of our shareholders to reduce our minimum "asset coverage" ratio from 200% to 150% in accordance with the 1940 Act. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. See “Item 1A. Risk Factors - Risks Related to Business Development Companies - Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

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

Taxation as a Regulated Investment Company

If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

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

In order to qualify as a RIC for federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities, or the 90% Income Test; and

•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships,” or the Diversification Tests.
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

Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•pursuant to Rule 13a-14 of the Exchange Act, our co-chief executive officers and our chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting.
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

Recent Developments

COVID-19

The rapid spread of COVID-19, and associated impacts on the U.S. and global economies and the financial and credit markets, initially had negatively impacted, and may again negatively impact, our business operations and the business operations of some of our portfolio companies. We cannot at this time fully predict the impact of COVID-19 on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition, including, without limitation, our ability to pay distributions to and repurchase shares from our shareholders. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may significantly limit business operations if subjected to prolonged economic distress. These developments could result in a decrease in the value of certain of our investments.

COVID-19 initially had adverse effects on our investment income and may again have adverse effects in the future. These adverse effects may require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity initially had an adverse effect on our business, financial condition, results of operations and cash flows. These events initially limited our investment originations, which may occur again in the future and may also have a material negative impact on our operating results.

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

2026 Notes

On February 11, 2021, we entered into a Note Purchase Agreement with certain purchasers, or the Note Purchase Agreement, in connection with our issuance of $125 million aggregate principal amount of our 4.50% senior unsecured notes due in 2026, or the 2026 Notes. The net proceeds to us were approximately $122.3 million, after the deduction of placement agent fees and other financing expenses, which we used to repay debt under our secured financing arrangements. The offering was conducted, and the 2026 Notes were issued, as a private placement under Section 4(a)(2) of the Securities Act, and the rules and regulations promulgated thereunder. As a result, the 2026 Notes have not been and will not be registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. See Note 16 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our 2026 Notes.

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

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the 2008 financial crisis and the 2020 outbreak of the COVID-19 pandemic, which may cause pricing levels to similarly decline or be volatile.  During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure.  If similar events occurred in the medium- and large-sized U.S. corporate debt market, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

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
We may fund our cash distributions to shareholders from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to recoupment. On January 2, 2018, we entered into an expense support and conditional reimbursement agreement with CIM for the primary purpose of replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement. On December 9, 2020, we further amended and restated the expense support and conditional reimbursement agreement with CIM for purposes of extending the termination date from December 31, 2020 to December 31, 2021. For the years ended December 31, 2018, 2019 and 2020, none of our distributions resulted from expense support from CIM. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this section. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our borrowings in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of shareholders’ investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder's basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder's basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. A shareholder’s basis in the investment will be reduced by the nontaxable amount, which will result in additional gain (or a lower loss) when the shares are sold. Distributions from the proceeds of our borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

For the years ended December 31, 2018, 2019 and 2020, none of our distributions resulted from expense support from CIM. The purpose of this arrangement is to reduce our operating expenses and to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or CIM continues to provide such expense support. Shareholders should also understand that our future repayments of expense support to CIM will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to us in future periods.

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

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance (or 150% if we obtain the requisite shareholder approval and otherwise satisfy disclosure requirements in accordance with the 1940 Act). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. However, in 2020 we obtained, and in 2021 we intend to seek, the approval of our shareholders to issue shares of our common stock at prices below the then current NAV per share of our common stock in accordance with the 1940 Act. We may also, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock if our board of directors, including our independent directors, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

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

The net proceeds from the sale of common stock was used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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

We invest and intend to invest in the following types of loans of private and thinly-traded U.S. middle-market companies.

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

Our investments may include original issue discount instruments. To the extent original issue discount constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability.
•Original issue discount instruments may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.
•For accounting purposes, cash distributions to shareholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income comes from the cash invested by shareholders, the 1940 Act does not require that shareholders be given notice of this fact.
•In the case of PIK “toggle” debt, the PIK election has the simultaneous effects of increasing the assets under management, thus increasing the base management fee, and increasing the investment income, thus increasing the potential for realizing incentive fees.
•Since original issue discount will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement applicable to RICs, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting such annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
•Original issue discount creates risk of non-refundable cash payments to the advisor based on non-cash accruals that may never be realized.

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
Certain financial instruments in which we invest use a floating interest rate based on LIBOR, the offered rate for short-term Eurodollar deposits between large international banks. LIBOR has recently faced scrutiny over concerns that its rate-setting process, which is based on a limited number of interbank transactions, is susceptible to manipulation. As a result, many central banks, including the U.S. Federal Reserve Board, or the Federal Reserve, have begun studying potential replacements for LIBOR and reforms to other interest rate benchmarks. Notably, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intended to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR and similar reference rates to alternative rates based on observable market transactions and other potential interest rate benchmark reforms will occur over the course of the next few years. At this time, no consensus appears to exist as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, established by the Federal Reserve, announced the replacement of LIBOR with a new index calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or SOFR. The Federal Reserve Bank of New York began publishing SOFR in April 2018. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance.
Because the future of LIBOR is uncertain, the impact to us of a transition away from LIBOR cannot presently be determined. The market transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a range of adverse impacts on our investment program, financial condition and results of operations. Among other negative consequences, this transition could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives in which we may invest;
•Require extensive negotiations of and/or amendments to agreements and other documentation governing LIBOR-linked investments products;

•Lead to disputes, litigation or other actions with counterparties or portfolio companies regarding the interpretation and enforceability of “fall back” provisions that provide for an alternative reference rate in the event of LIBOR’s unavailability; or
•Cause us to incur additional costs in relation to any of the above factors.
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

We have made, and expect to continue to make, investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in assets located in jurisdictions outside the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding that limitation on our ownership of foreign portfolio companies, those investments subject us to many of the same risks as our domestic investments, as well as certain additional risks including the following:
•foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;
•foreign currency devaluations that reduce the value of and returns on our foreign investments;
•adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.
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

Investments in middle-market companies involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle-market companies:
•may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;
•have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of CIM may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

Risks Relating to Debt Financings

Recent legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowings we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC’s debt to equity from a maximum of 1-to-1 to a maximum 2-to-1, so long as certain approval and disclosure requirements are satisfied. Specifically, a BDC is permitted to apply a lower minimum asset coverage ratio of 150% if: (1) the BDC complies with certain additional asset coverage disclosure requirements; and (2)(A) a “required majority” of the BDC’s directors, as defined in Section 57(o) of the 1940 Act, approves the application of such a lower minimum asset coverage ratio to the BDC, in which case the 150% minimum asset coverage ratio will become effective on the date that is one year after the date of such independent director approval; or (B) the BDC obtains, at a special or annual meeting of its shareholders at which a quorum is present, the approval of more than 50% of the votes cast for the application of such a lower minimum asset coverage ratio to the BDC, in which case the 150% minimum asset coverage ratio will become effective on the first day after the date of such shareholder approval. In 2021, we intend to seek the approval of our shareholders to reduce our minimum "asset coverage" ratio from 200% to 150% in accordance with the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, your risk of an investment in us may increase.

Since we have borrowed money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. Since we have used leverage to partially finance our investments, through borrowing from banks and other institutional investors, shareholders experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to CIM.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities.  Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met, which we intend to seek in 2021. See "Recent legislation may allow us to incur additional leverage” above for more information. Moreover, our ability to make distributions to shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our board of directors, a majority of whom are independent directors with no material interests in such transactions.

At December 31, 2020, 2019 and 2018, our borrowings for the BDC coverage ratio were $725,000, $841,042 and $898,542, respectively, and resulted in coverage ratios of 221%, 213% and 209%, respectively. For a detailed discussion on the coverage ratio calculation, refer to Note 13 to our consolidated financial statements included in this report.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $1.67 billion in total assets as of December 31, 2020, (ii) a weighted average cost of funds of 3.57%, (iii) $790 million in debt outstanding (i.e., assumes that 93% of the $850 million available to us as of December 31, 2020 under our financing arrangements as of such date is outstanding) and (iv) $878 million in shareholders’ equity.  In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	(22.21)%	(12.71)%	(3.21)%	6.29%	15.79%
Similarly, assuming (i) $1.67 billion in total assets as of December 31, 2020, (ii) a weighted average cost of funds of 3.57% and (iii) $790 million in debt outstanding (i.e., assumes that 93% of the $850 million available to us as of December 31, 2020 under our financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 1.69% in order to cover the annual interest payments on our outstanding debt.
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

The 2026 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2026 Notes are generally not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. As a result, the indebtedness under the JPM Credit Facility and the UBS facility is therefore effectively senior in right of payment to our 2026 Notes to the extent of the value of such assets.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet the following annual distribution, income source and asset diversification requirements.
•The annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and are subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
•The income source requirement will be satisfied if we obtain at least 90% of our income for each taxable year from dividends, interest, gains from the sale of common stock or securities or similar sources.
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

Risks Relating to an Investment in our Common Stock

In 2020 we obtained, and in 2021 we intend to seek, the approval of our shareholders to issue shares of our common stock at prices below the then current NAV per share of our common stock. If we issue such shares and again receive such approval from shareholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share.

In August 2020, we obtained approval from our shareholders authorizing us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period. We have not issued any such shares as of the date of this report and do not currently intend to do so through August 2021 (the 12-month anniversary of such shareholder approval). In 2021, we intend to seek to obtain from our shareholders and they may approve a proposal that again authorizes us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period. Such approval would allow us to access the capital markets in a way that we were previously unable to do as a result of restrictions that, absent shareholder approval, apply to BDCs under the 1940 Act.

Any sale or other issuance of shares of our common stock at a price below NAV per share will result in an immediate dilution to your interest in our common stock and a reduction of our NAV per share. This dilution would occur as a result of a proportionately greater decrease in a shareholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our NAV per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our NAV per share of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe all the material risks and dilutive effects of any actual offerings we may make at a price below our then current NAV in the future.

The determination of NAV in connection with an offering of shares of common stock will involve the determination by our board of directors or a committee thereof that we are not selling shares of our common stock at a price below the then current NAV of our common stock at the time at which the sale is made or otherwise in violation of the 1940 Act, unless we have previously received the consent of the majority of our shareholders to do so and the board of directors decides such an offering is in the best interests of our shareholders. Whenever we do not have current shareholder approval to issue shares of our common stock at a price per share below our then current NAV per share, the offering price per share (after any sales commission or discounts (if applicable)) will equal or exceed our then current NAV per share, based on the value of our portfolio securities and other assets determined in good faith by our board of directors.

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

Although our shares are not currently listed for trading on a national securities exchange, we intend to seek to complete a liquidity event by listing on such an exchange within nine to eighteen months following the date on which this Annual Report on Form 10-K was filed with the SEC, or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors. In making the decision to apply for listing of our common stock, our board of directors will try to determine whether listing our common stock will result in greater value for our shareholders. In making this determination, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, maintaining a broad portfolio of investments, portfolio performance, our financial condition, potential access to capital as a listed company, the investment advisory experience of CIM and market conditions for the listing of our common stock and the potential for shareholder liquidity. There can be no assurance that we will complete a liquidity event. Until we complete a liquidity event, it is unlikely that shareholders will be able to sell their shares. If our common stock is listed, we cannot assure shareholders that a public trading market will develop. Further, even if we do complete a liquidity event, shareholders may not receive a return of all of their invested capital.

Beginning in the first quarter of 2014, we began offering to repurchase shares of our common stock on a quarterly basis. As a result, shareholders have limited opportunities to sell their shares of our common stock and, to the extent they are able to sell their shares of our common stock under the program, they may not be able to recover the amount of their investment in our common stock.

Beginning in the first quarter of 2014, we commenced tender offers to allow shareholders to tender their shares of common stock on a quarterly basis. Commencing with our quarterly repurchase offer for the fourth quarter of 2016 and on a quarterly basis thereafter, we repurchase shares from tendering shareholders at a price equal to the estimated net asset value per share on the date of repurchase. The share repurchase program includes numerous restrictions that limit shareholders’ ability to sell their shares of common stock. We limit the number of shares of common stock repurchased pursuant to our share repurchase program as follows: (1) we currently limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock pursuant to our fifth amended and restated distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock; (2) we will not repurchase shares of common stock in any calendar year in excess of 15% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 3.75% in each quarter; (3) unless a shareholder tenders all of his or her shares of common stock, he or she must tender at least 25% of the amount of common stock the shareholder purchased in the offering and must generally maintain a minimum balance of $5,000 subsequent to submitting a portion of his or her shares of common stock for repurchase by us; and (4) to the extent that the number of shares of common stock put to us for repurchase exceeds the number of shares of common stock that we are able to purchase, we will repurchase shares of common stock on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares of common stock if the repurchase would violate the restrictions on distributions under federal law or Maryland law.

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

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC or BDC status;
•changes in earnings or variations in operating results;
•changes in the value of our portfolio of investments;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of either of our adviser or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.
General Risk Factors
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

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which spread to over 100 countries, including the United States, and spread to every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The global impact of the outbreak was and has been rapidly evolving, and as cases of COVID-19 continued to be identified in additional countries, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions created and will continue to create disruption in global supply chains, and adversely impacted global commercial activity and a number of industries. See “Item 1A. Risk Factors - Risks Related to Our Business and Structure - The outbreak of COVID-19 has caused severe disruptions in the U.S. and global economy, and initially had and may again have a materially adverse impact on our financial condition and results of operations.”

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

The outbreak of COVID-19 has caused severe disruptions in the U.S. and global economy, and initially had and may again have a materially adverse impact on our financial condition and results of operations.

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

The outbreak of COVID-19 initially had, and may again have, a material adverse impact on our NAV, financial condition, liquidity, results of operations, and the businesses of our portfolio companies, among other factors. We expect that the impacts of the pandemic on the U.S. and global economy are likely to continue to some extent as the outbreak persists and potentially even longer. Although many or all facets of our business have been or could be impacted by COVID-19, we currently believe the following impacts to be the most material to us:

•During the first quarter of 2020, our NAV significantly decreased as a result of the outbreak; our NAV per share was $7.29 as of March 31, 2020 as compared to $8.40 as of December 31, 2019. Our NAV per share has steadily increased to $7.75 as of December 31, 2020. We expect our NAV per share in the future will be different, and possibly materially different, from our December 31, 2020 NAV per share. The decrease during the first quarter of 2020 was the result of significant mark downs in the fair value of our investment portfolio, including our quoted syndicated loan investments and our private loan and other investments. The fair value of these investments deteriorated as a result of market conditions triggered by COVID-19, including increased credit risk for our portfolio companies as their businesses were impacted by the outbreak and technical selling pressure as other market participants began selling assets in an effort to realize liquidity. It is possible that the fair value of our investments, and therefore our NAV per share, could begin to decrease again during this continued period of the COVID-19 outbreak and potentially longer. We believe our investments in portfolio companies in certain industries were most affected by the COVID-19 outbreak, but the majority of our investments were not materially affected by the outbreak.

•On March 19, 2020, our board of directors, including the independent directors, temporarily suspended our share repurchase program commencing with the second quarter of 2020 and included the third quarter of 2020. On November 13, 2020, we recommenced the share repurchase program for the fourth quarter of 2020. Also, beginning on March 19, 2020, we temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020, whether in cash or pursuant to our distribution reinvestment plan. On July 15, 2020, our board of directors determined to recommence the payment of distributions to shareholders in August 2020. Any future uncertainty caused by the continued outbreak of COVID-19 could cause limitations on our ability to make distributions to and/or repurchase shares from our shareholders due to potential material adverse impacts on our cash flows from operations or liquidity.

•The portfolio companies adversely affected by the COVID-19 pandemic that are borrowers of our loans may not be able to make interest payments, which would adversely impact our net income and results of operations. Many of these portfolio companies’ businesses are adversely affected by COVID-19 and are experiencing lost revenue as quarantines and other social disruption have slowed or stopped purchases of their products or services or have forced them to limit or suspend operations. Furthermore, although most of our loans are secured by first lien security interests in the applicable portfolio company’s assets, if a portfolio company defaults on its loan there is no guarantee we will be able to recover the principal amount of the loan.

•Disruption in the financial markets caused by the COVID-19 outbreak may restrict our access to financing. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. Furthermore, if there are declining values of certain of our assets, we may need to post additional unencumbered assets to secure certain of our financing arrangements, leaving less remaining unencumbered assets for future financing. These factors may limit our ability to make new investments and adversely impact our results of operations.

Additionally, we may experience other negative impacts to our business as a result of COVID-19 or a related or future pandemic that could exacerbate other risks described in this report, including:

•weakening financial conditions of or the bankruptcy or insolvency of portfolio companies, which may result in the inability of such portfolio companies to meet debt obligations, delays in collecting accounts receivable, defaults, or forgiveness or deferral of interest payments from such portfolio companies;
•deteriorations in credit and financing market conditions, which may adversely impact our ability to access financing for our investments on favorable terms or at all;
•operational impacts on our service providers, vendors and counterparties, including our lenders and other providers of financing, brokers and other counterparties that we purchase and sell assets to and from, and legal and diligence professionals that we rely on for acquiring our investments;
•limitations on our ability to ensure business continuity in the event our, or our third-party service providers’, continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•the availability of key personnel of our service providers as they face changed circumstances and potential illness during the pandemic;
•difficulty in valuing our assets in light of significant changes in the financial markets, including difficulty in forecasting discount rates and making market comparisons, and circumstances affecting our service providers’ personnel during the pandemic;
•limitations on our ability to raise new capital;
•significant changes to the valuations of pending investments; and
•limitations on our ability to make distributions to and/or repurchase shares from our shareholders due to material adverse impacts on our cash flows from operations or liquidity.

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

We are subject to risks associated with cybersecurity and cyber incidents.

Our business relies on secure information technology systems. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity, or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by CIM and third-party service providers. We, along with CIM, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Furthermore, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention, or reputational damage.

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

Although our shares are not currently listed for trading on a national securities exchange, we intend to seek to complete a liquidity event by listing on such an exchange within nine to eighteen months following the date on which this Annual Report on Form 10-K was filed with the SEC, or at such earlier or later time as our board of directors may determine, taking into consideration market conditions and other factors. However, there can be no assurance that we will be able to complete a liquidity event.

Set forth below is a chart describing the classes of our securities outstanding as of March 11, 2021:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Held by Us or for Our Account
Common stock	500,000,000	—	113,753,484
As of March 11, 2021, we had 21,976 record holders of our common stock.

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
On December 8, 2016, we further amended the terms of the share repurchase program, effective as of our quarterly repurchase offer for the fourth quarter of 2016. Under the further amended share repurchase program, we will offer to repurchase shares of common stock at a price equal to the estimated net asset value per share determined on each date of repurchase.

On March 19, 2020, our board of directors, including the independent directors, temporarily suspended our share repurchase program commencing with the second quarter of 2020 and included the third quarter of 2020. On November 13, 2020, we recommenced our share repurchase program for the fourth quarter of 2020. Share repurchases for future quarters will be evaluated by the board of directors based on circumstances and expectations existing at the time of consideration.

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

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2020 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2020	—	$—	—	—
November 1 to November 30, 2020	—	—	—	—
December 1 to December 31, 2020	2,001,960	7.60	2,001,960	(1)
Total	2,001,960	$7.60	2,001,960	(1)
(1)See above for a description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program.

In the event that CIM or any of its affiliates holds common stock in the capacity of a shareholder, any such affiliates may tender common stock for repurchase in connection with any repurchase offer we make on the same basis as any other shareholder. CIG will not tender its common stock for repurchase as long as CIM remains our investment adviser.

Distributions

We did not declare or pay any distributions during 2012. In January 2013, we began authorizing monthly distributions to our shareholders. On February 1, 2014, we changed from semi-monthly closings to weekly closings for the sale of our shares. As a result, from February 1, 2014 through July 17, 2017, our board of directors authorized and declared on a monthly basis a weekly distribution amount per share of our common stock. On July 18, 2017, our board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of our common stock. Effective September 28, 2017, our board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by our board of directors, each on a quarterly basis. Beginning on March 19, 2020, management changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020, whether in cash or pursuant to our distribution reinvestment plan, as amended and restated. On July 15, 2020, our board of directors determined to recommence the payment of distributions to shareholders in August 2020. Distributions in respect of future months will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration.

Subject to our board of directors’ discretion and applicable legal restrictions, our management intends to continue to authorize and declare, and our board of directors intends to continue to ratify a monthly distribution amount per share of our common stock. Declared distributions are paid monthly. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date we accepted each shareholder’s subscription for shares of our common stock. From time to time, we may also pay interim special distributions in the form of cash or shares of common stock at the discretion of our board of directors. Each year, information regarding the sources of our distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, the latter of which is a nontaxable distribution) will be provided to our shareholders. Our distributions may exceed our earnings. As a result, a portion of the distributions we make may represent a return of capital.

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

Our board of directors declared or ratified distributions for 19, 53 and 52 record dates during the years ended December 31, 2020, 2019 and 2018, respectively. The following table presents cash distributions per share that were declared during the years ended December 31, 2020, 2019 and 2018:

	Distributions
Three Months Ended	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
June 30, 2018 (thirteen record dates)	0.1829	21,004
September 30, 2018 (thirteen record dates)	0.1829	20,776
December 31, 2018 (thirteen record dates)	0.1829	20,701
Total distributions for the year ended December 31, 2018	$0.7316	$83,483
2019
March 31, 2019 (thirteen record dates)	$0.1829	$20,772
June 30, 2019 (thirteen record dates)	0.1829	20,801
September 30, 2019 (thirteen record dates)	0.1829	20,798
December 31, 2019 (fourteen record dates)	0.1969	22,401
Total distributions for the year ended December 31, 2019	$0.7456	$84,772
2020
March 31, 2020 (thirteen record dates)	$0.1829	$20,793
June 30, 2020 (no record dates)	—	—
September 30, 2020 (two record dates)	0.0883	10,011
December 31, 2020 (four record dates)	0.2842	32,479
Total distributions for the year ended December 31, 2020	$0.5554	$63,283
On December 17, 2020, our co-chief executive officers declared special cash distributions of $0.15180 per share for the year ended December 31, 2020. The one-time special distributions are in addition to our regular monthly cash distributions that were paid on December 29, 2020. The special distributions were paid on December 22, 2020 to shareholders of record as of December 21, 2020. Shareholders who previously elected to receive distributions in additional shares of our common stock pursuant to our distribution reinvestment plan were issued additional shares for the special distributions on December 22, 2020.
On December 17, 2020, our co-chief executive officers also declared regular monthly cash distributions of $0.04413 per share for January 2021. The distributions were paid on January 27, 2021 to shareholders of record as of January 26, 2021. Shareholders who previously elected to receive distributions in additional shares of our common stock pursuant to our distribution reinvestment plan were issued additional shares for the January 2021 distributions on January 27, 2021.
On January 15, 2021, our co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for February 2021. The distributions were paid on February 24, 2021 to shareholders of record as of February 23, 2021. Shareholders who previously elected to receive distributions in additional shares of our common stock pursuant to our distribution reinvestment plan were issued additional shares for the February 2021 distributions on February 24, 2021.
On February 16, 2021, our co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for March 2021. The distributions will be paid on March 24, 2021 to shareholders of record as of March 23, 2021. Shareholders who previously elected to receive distributions in additional shares of our common stock pursuant to our distribution reinvestment plan will be issued additional shares for the March 2021 distributions on March 24, 2021.

We have adopted an “opt in” distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically “opt in” to the fifth amended and restated distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We have made and intend to make our distributions in the form of cash, out of assets legally available for such purpose, unless shareholders elect to receive their distributions in the form of additional shares of common stock pursuant to our fifth amended and restated distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. shareholders. We may fund our cash distributions to shareholders in the future from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from CIM. On January 2, 2018, we entered into an expense support and conditional reimbursement agreement with CIM for the primary purpose of replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement. On December 9, 2020, we amended and restated the expense support and conditional reimbursement agreement with CIM for purposes of extending the termination date from December 31, 2020 to December 31, 2021. For the years ended December 31, 2018, 2019 and 2020, none of our distributions resulted from expense support from CIM. The amount of the distribution for shareholders receiving our common stock will be equal to the fair market value of the stock received. If shareholders hold common stock in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in the form of additional common stock.

The following table reflects the sources of cash distributions on a GAAP basis that were declared during the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020			2019			2018
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.5554	$63,283	100.0%	$0.7456	$84,772	100.0%	$0.7316	$83,483	100.0%
Total distributions	$0.5554	$63,283	100.0%	$0.7456	$84,772	100.0%	$0.7316	$83,483	100.0%

Item 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 is derived from our audited consolidated financial statements. The data for the years ended December 31, 2020, 2019 and 2018 should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Certain reclassifications have been made to conform to the current presentation.

	Years Ended December 31,
	2020	2019	2018	2017	2016
Statement of operations data:
Total investment income	$163,842	$201,103	$188,138	$152,432	$82,276
Operating expenses
Total operating expenses	85,114	113,791	97,961	65,122	32,212
Recoupment of expense support from CIG	—	—	—	—	667
Net operating expenses	85,114	113,791	97,961	65,122	32,879
Net investment income	78,728	87,312	90,177	87,310	49,397
Net realized and unrealized (loss) gain on investments, foreign currency and total return swap	(89,750)	(35,468)	(58,867)	(1,411)	70,276
Net (decrease) increase in net assets resulting from operations	$(11,022)	$51,844	$31,310	$85,899	$119,673
Weighted average shares of common stock outstanding(1)	113,635,682	113,708,479	114,140,434	112,256,276	105,951,017

Per share data:(1)
Net investment income(2)	$0.69	$0.77	$0.79	$0.78	$0.47
Net (decrease) increase in net assets resulting from operations	$(0.10)	$0.46	$0.27	$0.77	$1.13
Distributions declared	$0.56	$0.75	$0.73	$0.73	$0.73

Balance sheet data:
Net assets at beginning of year	$952,563	$979,271	$1,058,691	$999,763	$904,326
Net assets at end of year	$878,256	$952,563	$979,271	$1,058,691	$999,763
Net asset value per share of common stock at beginning of year	$8.40	$8.69	$9.14	$9.11	$8.71
Net asset value per share of common stock at end of year	$7.75	$8.40	$8.69	$9.14	$9.11

Other data:
Distributions declared	$63,283	$84,772	$83,483	$82,061	$77,459
Total investment return - net asset value(3)	(0.94)%	5.55%	2.98%	8.76%	13.51%
Number of investments at end of year	195	199	191	186	123
Total portfolio investment purchases during the year(4)	$359,633	$563,884	$1,280,187	$1,420,747	$569,893
Total portfolio investment sales and prepayments during the year(4)	$543,177	$668,789	$895,670	$951,044	$229,075
(1) The per share data was derived by using the weighted average shares of common stock outstanding for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(2) There was no expense support from CIM for the years ended December 31, 2020, 2019 or 2018. There was no expense support from CIG or AIM for the years ended December 31, 2017 or 2016. Net investment income per share also includes expense support recoupments by CIG of $0.01 per share for the year ended December 31, 2016. There were no expense support recoupments by CIG for the years ended December 31, 2020, 2019, 2018 or 2017.

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
Recent Developments
COVID-19
The rapid spread of COVID-19, and associated impacts on the U.S. and global economies and the financial and credit markets, initially had negatively impacted, and may again negatively impact, our business operations and the business operations of some of our portfolio companies. We cannot at this time fully predict the impact of COVID-19 on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition, including, without limitation, our ability to pay distributions to and repurchase shares from our shareholders. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may significantly limit business operations if subjected to prolonged economic distress. These developments could result in a decrease in the value of certain of our investments.
COVID-19 initially had adverse effects on our investment income and may again have adverse effects in the future. These adverse effects may require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity initially had an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by COVID-19 can also be expected to increase our funding costs and limit our access to the capital markets. These events initially limited our investment originations, which may occur again in the future, and may also have a material negative impact on our operating results.
We will continue to carefully monitor the impact of COVID-19 on our business and the business of our portfolio companies. Because the full effects of COVID-19 are not capable of being known at this time, we cannot estimate the impacts of COVID-19 on our future financial condition, results of operations or cash flows, including its effects on us with respect to our compliance with covenants in our financing arrangements with lenders. We do, however, expect that it will continue to have a negative impact on our business and the financial condition of certain of our portfolio companies.
2026 Notes

On February 11, 2021, we entered into the Note Purchase Agreement with certain purchasers, in connection with our issuance of $125,000 aggregate principal amount of our 4.50% senior unsecured notes due in 2026. The net proceeds to us were approximately $122,300, after the deduction of placement agent fees and other financing expenses, which we used to repay debt under our secured financing arrangements. See Note 16 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our 2026 Notes.
Reclassification
In 2018, unamortized original issue discounts, or OID, and market discounts/premiums received upon the early repayment of debt investments were reclassified from net realized gains on investments to interest income.

Portfolio Investment Activity for the Years Ended December 31, 2020 and 2019
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
Net Investment Activity	2020	2019
Purchases and drawdowns
Senior secured first lien debt	$347,992	$527,869
Senior secured second lien debt	4,375	28,049
Unsecured debt	—	4,900
Equity	7,266	74,511
Sales and principal repayments	(543,167)	(740,234)
Net portfolio activity	$(183,534)	$(104,905)

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2020 and 2019:

	December 31, 2020
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,266,564	$1,223,268	81.8%
Senior secured second lien debt	171,480	151,506	10.1%
Collateralized securities and structured products - equity	15,305	12,131	0.8%
Unsecured debt	5,668	5,464	0.4%
Equity	118,638	103,405	6.9%
Subtotal/total percentage	1,577,655	1,495,774	100.0%
Short term investments(2)	73,597	73,597
Total investments	$1,651,252	$1,569,371
Number of portfolio companies			119
Average annual EBITDA of portfolio companies		$67.3 million
Median annual EBITDA of portfolio companies		$53.2 million
Purchased at a weighted average price of par			98.18%
Gross annual portfolio yield based upon the purchase price(3)			8.28%
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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of December 31, 2020 and 2019, excluding short term investments of $73,597 and $29,527, respectively:

	December 31,
	2020			2019
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,347,194	$1,284,282	85.9%	$1,648,380	$1,594,594	91.8%
Fixed interest rate investments	126,962	124,816	8.3%	66,460	65,233	3.8%
Non-income producing equity	66,086	52,505	3.5%	51,887	45,213	2.6%
Other income producing investments	37,413	34,171	2.3%	30,822	30,505	1.8%
Total investments	$1,577,655	$1,495,774	100.0%	$1,797,549	$1,735,545	100.0%
The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of December 31, 2020 and 2019:

	December 31,
	2020		2019
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$298,944	19.9%	$294,947	17.0%
Services: Business	211,572	14.0%	191,126	11.0%
Chemicals, Plastics & Rubber	141,654	9.5%	102,906	5.9%
Media: Advertising, Printing & Publishing	110,083	7.4%	120,810	7.0%
Media: Diversified & Production	108,078	7.2%	206,159	11.9%
Services: Consumer	85,254	5.7%	94,058	5.4%
Beverage, Food & Tobacco	69,975	4.7%	68,440	3.9%
Capital Equipment	65,752	4.4%	73,586	4.2%
High Tech Industries	55,619	3.7%	60,197	3.5%
Telecommunications	46,638	3.1%	61,577	3.6%
Banking, Finance, Insurance & Real Estate	41,211	2.8%	62,738	3.6%
Diversified Financials	37,214	2.5%	66,897	3.9%
Aerospace & Defense	35,751	2.4%	30,378	1.8%
Construction & Building	34,653	2.3%	37,096	2.1%
Retail	29,312	2.0%	53,599	3.1%
Energy: Oil & Gas	28,136	1.9%	48,742	2.8%
Hotel, Gaming & Leisure	21,920	1.5%	25,081	1.4%
Forest Products & Paper	21,686	1.4%	24,217	1.4%
Transportation: Cargo	19,001	1.3%	27,291	1.6%
Consumer Goods: Non-Durable	15,757	1.1%	33,609	1.9%
Metals & Mining	10,147	0.7%	10,373	0.6%
Consumer Goods: Durable	7,417	0.5%	31,705	1.8%
Automotive	—	—	10,013	0.6%
Subtotal/total percentage	1,495,774	100.0%	1,735,545	100.0%
Short term investments	73,597		29,527
Total investments	$1,569,371		$1,765,072

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2020 and 2019, our unfunded commitments amounted to $43,130 and $83,694, respectively. As of March 11, 2021, our unfunded commitments amounted to $41,235. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2020 and 2019, excluding short term investments of $73,597 and $29,527, respectively:

	December 31,
	2020		2019
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$2,997	0.2%	$154,264	8.9%
2	1,173,191	78.5%	1,278,576	73.7%
3	309,930	20.7%	282,140	16.3%
4	9,210	0.6%	16,463	0.9%
5	446	—	4,102	0.2%
	$1,495,774	100.0%	$1,735,545	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of March 11, 2021:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,267,552	82.8%
Senior secured second lien debt	154,048	10.1%
Collateralized securities and structured products - equity	12,060	0.8%
Unsecured debt	5,464	0.3%
Equity	92,435	6.0%
Subtotal/total percentage	1,531,559	100.0%
Short term investments(2)	106,855
Total investments	$1,638,414
Number of portfolio companies		122
Average annual EBITDA of portfolio companies	$67.3 million
Median annual EBITDA of portfolio companies	$53.2 million
Purchased at a weighted average price of par		97.86%
Gross annual portfolio yield based upon the purchase price(2)		8.65%
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

Results of Operations for the Years Ended December 31, 2020 and 2019

Our results of operations for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Investment income	$163,842	$201,103
Net operating expenses	85,114	113,791
Net investment income	78,728	87,312
Net realized loss on investments and foreign currency	(69,872)	(24,917)
Net change in unrealized depreciation on investments	(19,878)	(10,551)
Net (decrease) increase in net assets resulting from operations	$(11,022)	$51,844

Investment Income

For the years ended December 31, 2020 and 2019, we generated investment income of $163,842 and $201,103, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 137 and 171 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, decreased $178,500, from $1,794,159 during the year ended December 31, 2019 to $1,615,660 during the year ended December 31, 2020. Additionally, the decrease in LIBOR during the year ended December 31, 2020 from the year ended December 31, 2019 also contributed to the decrease in interest income.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2020 and 2019 was as follows:

	Years Ended December 31,
	2020	2019
Management fees	$31,828	$36,466
Administrative services expense	2,465	2,650
Subordinated incentive fee on income	7,631	20,087
General and administrative	6,353	5,057
Interest expense	36,837	49,531
Total operating expenses	$85,114	$113,791
During the year ended December 31, 2020, the decrease in interest expense was primarily the result of lower average borrowings on our existing financing arrangements, which resulted in a decrease in net assets and therefore a decrease in management fees. The decrease in interest expense was also the result of a decrease in LIBOR during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in subordinated incentive fee on income was a result of exceeding our hurdle rate of 1.875% for pre-incentive fee net investment income only for the three month periods ended March 31, 2020 and December 31, 2020, whereas we exceeded such hurdle rate for each quarter during the year ended December 31, 2019.

The composition of our general and administrative expenses for the years ended December 31, 2020 and 2019 was as follows:

	Years Ended December 31,
	2020	2019
Professional fees	$1,490	$996
Transfer agent expense	1,189	1,289
Valuation expense	999	722
Accounting and administrative costs	680	567
Insurance expense	489	421
Director fees and expenses	450	472
Printing and marketing expense	378	102
Dues and subscriptions	342	343
Due diligence fees	—	61
Other expenses	336	84
Total general and administrative expense	$6,353	$5,057
Net Investment Income

Our net investment income totaled $78,728 and $87,312 for the years ended December 31, 2020 and 2019, respectively. The decrease in net investment income was primarily due to a decrease in our investment income during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in investment income was partially offset by a decrease in subordinated incentive fees and interest expense during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Net Realized Loss on Investments and Foreign Currency

Our net realized loss on investments and foreign currency totaled $(69,872) and $(24,917) for the years ended December 31, 2020 and 2019, respectively. This change was mainly due to an increase in realized losses on the restructure and liquidation of certain investments during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Net Change in Unrealized Depreciation on Investments

The net change in unrealized depreciation on our investments totaled $(19,878) and $(10,551) for the years ended December 31, 2020 and 2019, respectively. This change was driven primarily by unrealized losses on certain underperforming investments during the year ended December 31, 2020. This change was partially offset by certain previously unrealized losses on certain underperforming investments becoming realized during the year ended December 31, 2020.

Net (Decrease) Increase in Net Assets Resulting from Operations

For the year ended December 31, 2020, we recorded a net decrease in net assets resulting from operations of $(11,022) as compared to a net increase in net assets resulting from operations of $51,844 for the year ended December 31, 2019 as a result of our operating activity for the respective periods.

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

Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $7.75 and $8.40 on December 31, 2020 and 2019, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.5554 per share during the year ended December 31, 2020, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was (0.94)% for the twelve-month period ended December 31, 2020. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price excluding sales load) have seen an annualized return of 6.18% and a cumulative total return of 61.99% through December 31, 2020 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 4.80% and a cumulative total return of 45.79% through December 31, 2020. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.10% and a cumulative total return of 38.19%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.82% and a cumulative total return of 57.67% over the same period.

Growth of $10,000 Initial Investment(1)
17,000
16,000
15,000
14,000
13,000
12,000
11,000
10,000
9,000
12/17/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
$16,199
$15,767
$14,579
$13,819
CĪON Investment Corporation (excluding sales load)
S&P/LSTA Leveraged Loan Index
CĪON Investment Corporation (including sales load)
BofA ML US High Yield Index

(1)     Cumulative performance: December 17, 2012 to December 31, 2020

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

Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from interest, fees and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We also employ leverage to seek to enhance our returns as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC’s debt to equity from a maximum of 1-to-1 to a maximum of 2-to-1, so long as certain approval and disclosure requirements are satisfied. In 2021, we intend to seek the approval of our shareholders to reduce our minimum “asset coverage” ratio from 200% to 150% in accordance with the 1940 Act.
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

On March 19, 2020, our co-chief executive officers determined to (i) change the timing of declaring distributions to shareholders from quarterly to monthly; and (ii) temporarily suspend the payment of distributions to shareholders commencing with the month ended April 30, 2020, whether in cash or pursuant to our distribution reinvestment plan, as amended and restated. On July 15, 2020, our board of directors determined to recommence the payment of distributions to shareholders in August 2020. Distributions in respect of future months will be evaluated by management and our board of directors based on circumstances and expectations existing at the time of consideration.

On March 19, 2020, our board of directors, including the independent directors, also determined to temporarily suspend our share repurchase program commencing with the second quarter of 2020 and included the third quarter of 2020. On November 13, 2020, we recommenced our share repurchase program for the fourth quarter of 2020. Share repurchases for future quarters will be evaluated by our board of directors based on circumstances and expectations existing at the time of consideration.
As of December 31, 2020 and March 11, 2021, we had $73,597 and $106,855 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

JPM Credit Facility

As of December 31, 2020, our outstanding borrowings under the Second Amended JPM Credit Facility were $625,000 and the aggregate unfunded principal amount in connection with the Second Amended JPM Credit Facility was $75,000. On February 26, 2021, we entered into the Third Amended JPM Credit Facility with JPM. As of March 11, 2021, our outstanding borrowings under the Third Amended JPM Credit Facility were $500,000 and the aggregate unfunded principal amount in connection with the Third Amended JPM Credit Facility was $75,000. For a detailed discussion of our Second Amended JPM Credit Facility and Third Amended JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Facility

As of December 31, 2020 and March 11, 2021, our outstanding borrowings under the Amended UBS Facility were $100,000 and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $50,000. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.

2026 Notes

On February 11, 2021, we issued $125,000 in aggregate principal amount of 4.50% fixed-rate senior unsecured notes due on February 11, 2026. As of March 11, 2021, the Company had $125,000 in aggregate principal amount of 2026 Notes outstanding. For a detailed discussion of our 2026 Notes, refer to Note 16 to our consolidated financial statements included in this report.

Unfunded Commitments

As of December 31, 2020 and March 11, 2021, our unfunded commitments amounted to $43,130 and $41,235, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

RIC Status and Distributions

To qualify for and maintain RIC tax treatment, we must, among other things, distribute in respect of each taxable year at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will incur certain excise taxes imposed on RICs to the extent we do not distribute in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income (adjusted for certain ordinary losses), for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income from preceding years that were not distributed during such years and on which we paid no federal income tax.

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
•designated members of CIM’s management team and, if appropriate, the relevant investment professionals meet with the independent valuation firm to discuss the preliminary valuation;
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

Contractual Obligations

On August 26, 2016, 34th Street entered into the JPM Credit Facility with JPM, as amended and restated on September 30, 2016, July 11, 2017, November 28, 2017, May 23, 2018, May 15, 2020 and February 26, 2021. See Note 8 to our consolidated financial statements for a more detailed description of the JPM Credit Facility.

On May 19, 2017, Murray Hill Funding II entered into the UBS Facility with UBS, as amended on December 1, 2017, May 19, 2020, November 12, 2020 and December 17, 2020. See Note 8 to our consolidated financial statements for a more detailed description of the UBS Facility.

On February 11, 2021, we entered into the Note Purchase Agreement with purchasers of the 2026 Notes. See Note 16 to our consolidated financial statements for a more detailed description of the 2026 Notes.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2020, 85.9% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of December 31, 2020, under the terms of the Second Amended JPM Credit Facility, advances bore interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.25% per year, which spread was reduced to 3.10% per year under the Third Amended JPM Credit Facility entered into on February 26, 2021. Pursuant to the terms of the amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR plus a spread of 3.375% per year. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Second Amended JPM Credit Facility or the Amended UBS Facility in effect as of December 31, 2020:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
No change to current base rate (0.22% as of December 31, 2020)	—	—
Up 50 basis points	(2,015)	(2.2)%
Up 100 basis points	(2,071)	(2.2)%
Up 200 basis points	3,329	3.6%
Up 300 basis points	9,349	10.1%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments and the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 8.3% of our investments paid fixed interest rates as of December 31, 2020. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and an increase in the net asset value of our common stock.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of CĪON Investment Corporation (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodians, loan agents or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Level 3 Investments

As of December 31, 2020, the fair value of the Company’s investments classified as Level 3 investments was approximately $1.47 billion, or approximately 93.6% of total investments. As discussed in Notes 1, 2, and 9 in the financial statements, the Company invests in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt and equity, of private and thinly-traded U.S. middle-market companies, and substantially all of its investments are classified as Level 3 investments. The Company’s determination of fair value for these investments requires that management makes subjective judgments and estimates utilizing non-binding broker or dealer consensus pricing and/or quotes, a market approach, an income approach, or a combination of a market and income approach, as appropriate. These approaches require management to make subjective judgments and estimates related to significant unobservable inputs including the discount rates, EBITDA multiples, revenue multiples, broker quotes, expected volatility and expected outcome of proposed corporate transactions.

We identified the valuation of Level 3 investments as a critical audit matter given the Company uses significant subjective judgments to estimate the fair value of such investments. Auditing the reasonableness of management’s selection of valuation techniques and the related unobservable inputs increased audit effort, including the use of a valuation specialist.

Our audit procedures related to the valuation techniques, unobservable inputs and assumptions used by management to estimate the fair value of Level 3 investments included the following, among others:

•We evaluated the appropriateness of the valuation techniques used for Level 3 investments and evaluated the reasonableness of any significant changes in valuation techniques since prior periods.
•We evaluated the reasonableness of the related significant unobservable inputs and the reasonableness of any significant changes in significant unobservable inputs from prior periods by comparing these inputs to external sources, including, but not limited to:
◦Historical operating results of the investment as obtained from the Company, among other sources, the financial statements and the board of directors’ materials of the investment.
◦Available market data for comparable companies.
◦Subsequent events and transactions, where available.
•We tested the source information used to determine the valuation input and the mathematical accuracy of the calculation used to compute the input.
•With the assistance of a valuation specialists, we performed the following:
◦For a portion of Level 3 investments, evaluated the valuation techniques compared to those of a market participant, used market information to develop a range of market yield, comparable financial performance multiples and discount rate assumptions and compared them to the assumptions used by management.
◦For a portion of Level 3 investments, developed an independent estimate of the fair value and compared our estimates to management’s estimates.
•We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to transactions subsequent to measurement date. We took into consideration changes in market or investment specific factors, where available.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

New York, New York
March 15, 2021

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, changes in net assets and cash flows of CĪON Investment Corporation (the “Company”) for the year ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2012 through 2018

New York, New York
March 18, 2019

CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,501,529 and $1,692,879, respectively)	$1,440,004	$1,630,243
Non-controlled, affiliated investments (amortized cost of $134,184 and $88,700, respectively)	116,895	89,326
Controlled investments (amortized cost of $15,539 and $45,497, respectively)	12,472	45,503
Total investments, at fair value (amortized cost of $1,651,252 and $1,827,076, respectively)	1,569,371	1,765,072
Cash	19,914	6,135
Due from counterparty	—	3,281
Interest receivable on investments	17,484	15,261
Receivable due on investments sold and repaid	6,193	18,552
Dividends receivable on investments	45	1,106
Prepaid expenses and other assets	1,788	985
Total assets	$1,614,795	$1,810,392
Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $5,044 and $4,457, respectively)	$719,956	$836,585
Payable for investments purchased	133	1,568
Accounts payable and accrued expenses	694	815
Interest payable	2,500	3,163
Accrued management fees	7,668	8,869
Accrued subordinated incentive fee on income	4,323	5,612
Accrued administrative services expense	1,265	1,217
Total liabilities	736,539	857,829

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
113,293,723 and 113,381,145 shares issued and outstanding, respectively	113	113
Capital in excess of par value	1,054,911	1,054,913
Accumulated distributable losses	(176,768)	(102,463)
Total shareholders' equity	878,256	952,563
Total liabilities and shareholders' equity	$1,614,795	$1,810,392
Net asset value per share of common stock at end of year	$7.75	$8.40
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Investment income
Non-controlled, non-affiliated investments
Interest income	$125,395	$187,104	$183,108
Paid-in-kind interest income	17,078	2,017	1,142
Fee income	4,393	3,899	2,476
Dividend income	331	474	165
Non-controlled, affiliated investments
Interest income	7,883	1,905	1,162
Paid-in-kind interest income	2,082	566	85
Dividend income	3,012	4,015	—
Fee income	150	—	—
Controlled investments
Dividend income	3,518	1,123	—
Total investment income	163,842	201,103	188,138
Operating expenses
Management fees	31,828	36,466	35,013
Administrative services expense	2,465	2,650	2,704
Subordinated incentive fee on income	7,631	20,087	8,177
General and administrative	6,353	5,057	6,450
Interest expense	36,837	49,531	45,617
Total operating expenses	85,114	113,791	97,961
Net investment income	78,728	87,312	90,177
Realized and unrealized (losses) gains
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	(69,687)	(13,594)	(5,634)
Non-controlled, affiliated investments	(211)	(11,184)	—
Foreign currency	26	(139)	15
Net realized losses	(69,872)	(24,917)	(5,619)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	1,110	(19,658)	(48,662)
Non-controlled, affiliated investments	(17,945)	9,101	(4,586)
Controlled investments	(3,043)	6	—
Net change in unrealized depreciation	(19,878)	(10,551)	(53,248)
Net realized and unrealized losses	(89,750)	(35,468)	(58,867)
Net (decrease) increase in net assets resulting from operations	$(11,022)	$51,844	$31,310
Per share information—basic and diluted
Net (decrease) increase in net assets per share resulting from operations	$(0.10)	$0.46	$0.27
Weighted average shares of common stock outstanding	113,635,682	113,708,479	114,140,434
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Changes in net assets from operations:
Net investment income	$78,728	$87,312	$90,177
Net realized loss on investments	(69,898)	(24,778)	(5,634)
Net realized gain (loss) on foreign currency	26	(139)	15
Net change in unrealized depreciation on investments	(19,878)	(10,551)	(53,248)
Net (decrease) increase in net assets resulting from operations	(11,022)	51,844	31,310
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(63,283)	(84,772)	(83,483)
Net decrease in net assets from shareholders' distributions	(63,283)	(84,772)	(83,483)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $0, $296 and $1,168, respectively	—	6,219	31,064
Reinvestment of shareholders' distributions	23,298	35,800	38,732
Repurchase of common stock	(23,300)	(35,799)	(97,043)
Net (decrease) increase in net assets resulting from capital share transactions	(2)	6,220	(27,247)

Total decrease in net assets	(74,307)	(26,708)	(79,420)
Net assets at beginning of year	952,563	979,271	1,058,691
Net assets at end of year	$878,256	$952,563	$979,271
Net asset value per share of common stock at end of year	$7.75	$8.40	$8.69
Shares of common stock outstanding at end of year	113,293,723	113,381,145	112,709,239
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities:
Net (decrease) increase in net assets resulting from operations	$(11,022)	$51,844	$31,310
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discount on investments	(13,214)	(16,081)	(18,387)
Proceeds from principal repayment of investments	465,547	423,091	639,787
Purchase of investments	(359,633)	(563,884)	(1,280,187)
(Increase) decrease in short term investments, net	(44,071)	(16,989)	194,010
Paid-in-kind interest and dividends capitalized	(21,420)	(7,072)	(1,227)
Proceeds from sale of investments	77,630	245,698	255,883
Net realized loss on investments	69,898	24,778	5,634
Net change in unrealized depreciation on investments	19,878	10,551	53,248
Amortization of debt issuance costs	5,037	2,898	3,208
(Increase) decrease in due from counterparty	3,281	(3,281)	—
(Increase) decrease in interest receivable on investments	(1,137)	2,481	(5,039)
(Increase) decrease in dividends receivable on investments	1,061	(1,106)	—
(Increase) decrease in receivable due on investments sold and repaid	12,359	(12,765)	23,737
(Increase) decrease in prepaid expenses and other assets	(803)	(796)	654
Increase (decrease) in payable for investments purchased	(1,435)	(15,283)	(19,588)
Increase (decrease) in accounts payable and accrued expenses	(121)	(124)	(493)
Increase (decrease) in interest payable	(663)	(797)	1,649
Increase (decrease) in accrued management fees	(1,201)	(439)	1,487
Increase (decrease) in accrued administrative services expense	48	304	357
Increase (decrease) in due to CIG - offering costs	—	—	(4)
Increase (decrease) in subordinated incentive fee on income payable	(1,289)	3,008	(618)
Net cash provided by (used in) operating activities	198,730	126,036	(114,579)
Financing activities:
Gross proceeds from issuance of common stock	—	6,515	32,232
Commissions and dealer manager fees paid	—	(296)	(1,168)
Repurchase of common stock	(23,300)	(35,799)	(97,043)
Shareholders' distributions paid	(39,985)	(48,972)	(44,751)
Borrowings under financing arrangements	486,153	313,000	292,077
Repayment of financing arrangements	(602,194)	(370,500)	(105,000)
Debt issuance costs paid	(5,625)	(1,428)	(543)
Net cash (used in) provided by financing activities	(184,951)	(137,480)	75,804
Net increase (decrease) in cash and restricted cash	13,779	(11,444)	(38,775)
Cash and restricted cash, beginning of year	6,135	17,579	56,354
Cash and restricted cash, end of year	$19,914	$6,135	$17,579
Supplemental disclosure of cash flow information
Cash paid for interest	$32,403	$47,413	$40,750
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$23,298	$35,800	$38,732
Restructuring of portfolio investment	$91,326	$71,445	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 139.3%
1244311 B.C. LTD., L+500, 1.00% LIBOR Floor, 9/30/2025(s)	3 Month LIBOR	Chemicals, Plastics & Rubber	$2,422	$2,293	$2,289
1244311 B.C. LTD., L+500, 1.00% LIBOR Floor, 9/30/2025(s)(v)	3 Month LIBOR	Chemicals, Plastics & Rubber	807	756	755
Adams Publishing Group, LLC, L+700, 1.75% LIBOR Floor, 7/2/2023(n)(o)	1 Month LIBOR	Media: Advertising, Printing & Publishing	12,318	12,243	12,041
Adapt Laser Acquisition, Inc., L+800, 1.00% LIBOR Floor, 12/31/2023(n)	3 Month LIBOR	Capital Equipment	11,280	11,280	9,715
Adapt Laser Acquisition, Inc., L+800, 1.00% LIBOR Floor, 12/31/2023	3 Month LIBOR	Capital Equipment	2,000	2,000	1,722
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,774	9,635	8,577
AIS Holdco, LLC, L+500, 0.00% LIBOR Floor, 8/15/2025(n)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	5,243	5,194	4,955
Alchemy US Holdco 1, LLC, L+550, 10/10/2025(n)	1 Month LIBOR	Construction & Building	12,959	12,826	12,505
Alert 360 Opco, Inc., L+600, 1.00% LIBOR Floor, 10/16/2025(n)	1 Month LIBOR	Services: Consumer	9,738	9,738	9,738
Allen Media, LLC, L+550, 0.00% LIBOR Floor, 2/10/2027(n)(o)	3 Month LIBOR	Media: Diversified & Production	24,809	24,809	24,747
ALM Media, LLC, L+650, 1.00% LIBOR Floor, 11/25/2024(n)(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	19,000	18,690	18,050
AMCP Staffing Intermediate Holdings III, LLC, L+675, 1.50% LIBOR Floor, 9/24/2025(n)	3 Month LIBOR	Services: Business	10,813	10,765	10,273
AMCP Staffing Intermediate Holdings III, LLC, L+675, 1.50% LIBOR Floor, 9/24/2025	3 Month LIBOR	Services: Business	228	228	217
AMCP Staffing Intermediate Holdings III, LLC, 0.50% Unfunded, 9/24/2025	None	Services: Business	1,370	—	(68)
American Clinical Solutions LLC, 7.00%, 12/31/2022(n)(s)	None	Healthcare & Pharmaceuticals	3,500	3,427	3,124
American Clinical Solutions LLC, 7.00%, 6/30/2021(n)(s)	None	Healthcare & Pharmaceuticals	250	250	242
American Consolidated Natural Resources, Inc., L+1300, 1.00% LIBOR Floor, 9/16/2025(n)(v)	1 Month LIBOR	Metals & Mining	780	551	754
American Media, LLC, L+775, 1.50% LIBOR Floor, 12/31/2023(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	11,077	10,894	10,952
American Media, LLC, L+775, 1.50% LIBOR Floor, 12/31/2023(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	1,702	1,677	1,683
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(n)	6 Month LIBOR	Telecommunications	19,514	18,792	15,904
Analogic Corp., L+525, 1.00% LIBOR Floor, 6/21/2024(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,950	4,885	4,851
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024(n)(v)	3 Month LIBOR	Media: Diversified & Production	13,815	13,647	13,642
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024(n)	3 Month LIBOR	Media: Diversified & Production	833	833	825
Anthem Sports & Entertainment Inc., 0.50% Unfunded, 9/9/2024	None	Media: Diversified & Production	1,333	—	(13)
APCO Holdings, LLC, L+550, 0.00% LIBOR Floor, 6/9/2025(n)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	9,436	9,368	8,935
Appalachian Resource Company, LLC, L+500, 1.00% LIBOR Floor, 9/10/2023	1 Month LIBOR	Metals & Mining	11,137	9,717	9,230
Appalachian Resource Company, LLC, 0.00% Unfunded, 9/10/2023(p)	None	Metals & Mining	2,500	—	—
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(n)(o)	1 Month LIBOR	Construction & Building	14,522	14,107	13,306
Avison Young (USA) Inc., L+500, 0.00% LIBOR Floor, 1/31/2026(h)(n)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	9,800	9,647	9,322
BK Medical Holding Company, Inc., L+525, 1.00% LIBOR Floor, 6/22/2024(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,963	4,926	4,690
Cadence Aerospace, LLC, L+850, 1.00% LIBOR Floor, 11/14/2023(n)(o)(v)	3 Month LIBOR	Aerospace & Defense	37,832	37,343	35,751
Cardinal US Holdings, Inc., L+500, 1.00% LIBOR Floor, 7/31/2023(n)	3 Month LIBOR	Services: Business	8,224	7,933	7,597
CB URS Holdings Corp., L+575, 1.00% LIBOR Floor, 9/1/2024(n)	6 Month LIBOR	Transportation: Cargo	15,882	15,818	14,631
Charming Charlie LLC, 20.00%, 4/24/2023(r)(s)	None	Retail	662	657	350
CHC Solutions Inc., 12.00%, 7/20/2023(o)(v)	None	Healthcare & Pharmaceuticals	7,651	7,651	7,498
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(n)(o)(v)	1 Month LIBOR	Hotel, Gaming & Leisure	25,472	25,117	19,900
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(n)(v)	1 Month LIBOR	Hotel, Gaming & Leisure	2,585	2,585	2,020
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/16/2021	None	Hotel, Gaming & Leisure	2,898	—	—
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023	3 Month LIBOR	Beverage, Food & Tobacco	1,020	980	858
Country Fresh Holdings, LLC, 12.00%, 6/1/2022(v)	None	Beverage, Food & Tobacco	738	713	722
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(n)	3 Month LIBOR	Beverage, Food & Tobacco	414	414	348
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2026(n)(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	34,738	34,453	34,564
Coyote Buyer, LLC, L+800, 1.00% LIBOR Floor, 8/6/2026(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	6,250	6,128	6,250
Coyote Buyer, LLC, 0.50% Unfunded, 2/6/2025	None	Chemicals, Plastics & Rubber	2,500	—	(13)
David's Bridal, LLC, L+1000, 1.00% LIBOR Floor, 6/23/2023(v)	3 Month LIBOR	Retail	5,341	4,412	5,341
David's Bridal, LLC, L+600, 1.00% LIBOR Floor, 6/30/2023(v)	3 Month LIBOR	Retail	745	648	745
Deluxe Entertainment Services, Inc., L+650, 1.00% LIBOR Floor, 3/25/2024(n)(s)(v)	3 Month LIBOR	Media: Diversified & Production	3,978	4,057	3,978
DMT Solutions Global Corp., L+700, 0.00% LIBOR Floor, 7/2/2024(n)	3 Month LIBOR	Services: Business	17,500	17,167	16,844
Eagle Family Foods Group LLC, L+650, 1.00% LIBOR Floor, 6/14/2024(n)	3 Month LIBOR	Beverage, Food & Tobacco	14,375	14,171	14,159
Entertainment Studios P&A LLC, 6.30%, 5/18/2037(k)(n)	None	Media: Diversified & Production	13,990	13,889	12,871
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(k)	None	Media: Diversified & Production	—	—	2,073
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(n)	1 Month LIBOR	Capital Equipment	26,250	26,065	25,233
ES Chappaquiddick LLC, 10.00%, 5/18/2022(n)	None	Media: Diversified & Production	915	915	924
Extreme Reach, Inc., L+750, 1.50% LIBOR Floor, 3/29/2024(n)(o)	1 Month LIBOR	Media: Diversified & Production	20,402	20,233	20,096
Extreme Reach, Inc., 0.50% Unfunded, 3/29/2024(n)	None	Media: Diversified & Production	1,744	—	(26)
F+W Media, Inc., L+1000, 1.50% LIBOR Floor, 5/24/2022(r)(s)(v)	1 Month LIBOR	Media: Diversified & Production	1,174	1,115	—
Foundation Consumer Healthcare, LLC, L+575, 1.00% LIBOR Floor, 11/2/2023(n)(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	43,350	43,127	43,350
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	4,211	(15)	—
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023(h)(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	35,000	34,709	34,344
Geo Parent Corp., L+525, 0.00% LIBOR Floor, 12/19/2025(n)	1 Month LIBOR	Services: Business	14,738	14,622	14,701
Geon Performance Solutions, LLC, L+625, 1.63% LIBOR Floor, 10/25/2024(n)(o)	1 Month LIBOR	Chemicals, Plastics & Rubber	22,190	21,893	21,524
Geon Performance Solutions, LLC, 0.50% Unfunded, 10/25/2024	None	Chemicals, Plastics & Rubber	2,586	—	(78)
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023(n)	3 Month LIBOR	Services: Business	12,337	12,305	11,021
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,699	4,659	4,359
Hilliard, Martinez & Gonzales, LLP, L+1800, 2.00% LIBOR Floor, 12/17/2022(n)(v)	1 Month LIBOR	Services: Consumer	17,248	17,137	17,485
Homer City Generation, L.P., 15.00%, 4/5/2023(n)(v)	None	Energy: Oil & Gas	10,606	11,028	8,246
Hoover Group, Inc., L+850, 1.25% LIBOR Floor, 10/1/2024(o)	3 Month LIBOR	Services: Business	5,660	5,637	5,668
HUMC Holdco, LLC, 9.00%, 1/11/2021(n)	None	Healthcare & Pharmaceuticals	10,000	9,985	9,925
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(n)	1 Month LIBOR	Energy: Oil & Gas	9,432	9,237	9,066
Hyperion Materials & Technologies, Inc., L+550, 1.00% LIBOR Floor, 8/28/2026(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	9,900	9,729	9,269
Independent Pet Partners Intermediate Holdings, LLC, 6.00%, 11/20/2023(n)(v)	None	Retail	9,680	9,587	7,974
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Independent Pet Partners Intermediate Holdings, LLC, PRIME+500, 12/22/2022(n)	Prime	Retail	1,970	1,970	1,967
Independent Pet Partners Intermediate Holdings, LLC, L+600, 0.00% LIBOR Floor, 12/22/2022(n)	3 Month LIBOR	Retail	252	252	252
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/23/2022(n)	1 Month LIBOR	Services: Business	6,820	6,736	6,820
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(n)(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,594	15,586	14,678
Instant Web, LLC, L+650, 1.00% LIBOR Floor, 12/15/2022(n)(o)	1 Month LIBOR	Media: Advertising, Printing & Publishing	37,379	37,326	35,136
Instant Web, LLC, 0.50% Unfunded, 12/15/2022	None	Media: Advertising, Printing & Publishing	2,704	—	—
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(n)	3 Month LIBOR	Beverage, Food & Tobacco	13,002	12,910	9,361
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2022(n)(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	11,188	11,132	10,488
Jenny C Acquisition, Inc., L+1050, 1.75% LIBOR Floor, 10/1/2024(n)(v)	6 Month LIBOR	Services: Consumer	11,089	11,018	9,993
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(n)	3 Month LIBOR	Beverage, Food & Tobacco	15,273	15,019	13,669
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(n)	6 Month LIBOR	Consumer Goods: Durable	8,073	7,966	6,741
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 3/31/2021(n)(o)	1 Month LIBOR	High Tech Industries	2,646	2,646	2,646
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 3/31/2021(h)	1 Month EURIBOR	High Tech Industries	€2,912	3,273	3,557
LAV Gear Holdings, Inc., L+750, 1.00% LIBOR Floor, 10/31/2024(n)(o)(v)	3 Month LIBOR	Services: Business	25,338	24,940	24,072
LAV Gear Holdings, Inc., L+750, 1.00% LIBOR Floor, 10/31/2024(n)(o)(v)	3 Month LIBOR	Services: Business	4,375	4,326	4,156
LD Intermediate Holdings, Inc., L+588, 1.00% LIBOR Floor, 12/9/2022(n)	3 Month LIBOR	High Tech Industries	11,030	10,869	10,981
LGC US Finco, LLC, L+650, 1.00% LIBOR Floor, 12/20/2025(n)	1 Month LIBOR	Capital Equipment	9,800	9,537	9,396
Lift Brands, Inc., L+375, 0.50% LIBOR Floor, 6/29/2025(n)(o)(s)	1 Month LIBOR	Services: Consumer	23,642	23,642	23,642
Lift Brands, Inc., 9.50%, 6/29/2025(n)(o)(s)(v)	None	Services: Consumer	4,861	4,753	4,751
Lift Brands, Inc., 6/29/2025(n)(o)(q)(s)	None	Services: Consumer	5,296	4,685	4,687
Longview Power, LLC, L+1000, 1.50% LIBOR Floor, 7/30/2025(s)	3 Month LIBOR	Energy: Oil & Gas	2,355	631	2,414
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023(n)(q)	3 Month LIBOR	Services: Business	23,373	23,373	22,584
Mimeo.com, Inc., L+1700, 1.00% LIBOR Floor, 12/21/2023(n)(v)	3 Month LIBOR	Services: Business	2,130	2,130	2,180
Mimeo.com, Inc., 1.00% Unfunded, 12/21/2023	None	Services: Business	1,000	—	24
Moss Holding Company, L+700, 1.00% LIBOR Floor, 4/17/2024(n)(o)(v)	3 Month LIBOR	Services: Business	19,535	19,349	17,630
Moss Holding Company, 7.00% Unfunded, 4/17/2024	None	Services: Business	106	—	—
Moss Holding Company, 0.50% Unfunded, 4/17/2024	None	Services: Business	2,126	—	—
NASCO Healthcare Inc., L+450, 1.00% LIBOR Floor, 6/30/2023(n)	3 Month LIBOR	Services: Business	13,189	13,189	13,189
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(n)(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	12,186	12,098	12,079
One Call Corp., L+525, 1.00% LIBOR Floor, 11/25/2022(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	3,858	3,747	3,732
Optio Rx, LLC, L+700, 0.00% LIBOR Floor, 6/28/2024(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	24,250	24,130	23,704
Optio Rx, LLC, L+1000, 0.00% LIBOR Floor, 6/28/2024(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,515	2,492	2,685
Palmetto Solar, LLC, 12.00%, 12/12/2024(n)	None	High Tech Industries	16,738	16,320	16,696
Palmetto Solar, LLC, 0.75% Unfunded, 12/12/2021	None	High Tech Industries	3,262	—	(8)
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(n)	3 Month LIBOR	Consumer Goods: Non-Durable	9,775	9,152	9,189
Pixelle Specialty Solutions LLC, L+650, 1.00% LIBOR Floor, 10/31/2024(n)	1 Month LIBOR	Forest Products & Paper	21,686	21,368	21,686
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Plano Molding Company, LLC, L+900, 1.00% LIBOR Floor, 5/12/2022(n)(v)	3 Month LIBOR	Consumer Goods: Non-Durable	5,986	5,975	5,836
Plano Molding Company, LLC, L+900, 1.00% LIBOR Floor, 5/11/2022(n)(v)	3 Month LIBOR	Consumer Goods: Non-Durable	731	725	732
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	19,600	19,313	16,497
Polymer Process Holdings, Inc., L+600, 0.00% LIBOR Floor, 5/1/2026(n)	1 Month LIBOR	Chemicals, Plastics & Rubber	24,625	24,271	24,471
Securus Technologies Holdings, Inc., L+450, 1.00% LIBOR Floor, 11/1/2024(n)	6 Month LIBOR	Telecommunications	3,949	3,039	3,949
SEK Holding Co LLC, L+1200, 1.00% LIBOR Floor, 3/14/2022(n)(v)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	16,227	16,068	15,590
Sequoia Healthcare Management, LLC, 12.75%, 8/21/2023(n)(o)(r)	None	Healthcare & Pharmaceuticals	8,525	8,457	6,905
SIMR, LLC, L+1700, 2.00% LIBOR Floor, 9/7/2023(n)(s)(v)	1 Month LIBOR	Healthcare & Pharmaceuticals	16,154	15,975	13,347
Smart & Final Inc., L+675, 0.00% LIBOR Floor, 6/20/2025(n)	1 Month LIBOR	Retail	7,805	7,227	7,888
Software Luxembourg Acquisitions S.À.R.L., L+750, 1.00% LIBOR Floor, 4/27/2025(h)(o)	3 Month LIBOR	High Tech Industries	3,011	2,905	3,015
Software Luxembourg Acquisitions S.À.R.L., L+750, 1.00% LIBOR Floor, 12/27/2024(h)(o)	1 Month LIBOR	High Tech Industries	807	783	815
Sorenson Communications, LLC, L+650, 0.00% LIBOR Floor, 4/30/2024(n)	3 Month LIBOR	Telecommunications	10,322	10,066	10,348
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2021(n)	12 Month LIBOR	Healthcare & Pharmaceuticals	12,562	12,486	11,965
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2021(n)(v)	12 Month LIBOR	Healthcare & Pharmaceuticals	1,116	1,104	1,109
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2021(n)(v)	12 Month LIBOR	Healthcare & Pharmaceuticals	603	493	574
Stats Intermediate Holdings, LLC, L+525, 0.00% LIBOR Floor, 7/12/2026(n)	3 Month LIBOR	High Tech Industries	9,900	9,719	9,850
Tenere Inc., L+850, 1.00% LIBOR Floor, 5/5/2025(n)(o)	3 Month LIBOR	Capital Equipment	18,080	18,020	18,080
Tensar Corp., L+675, 1.00% LIBOR Floor, 11/20/2025(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000	4,878	4,975
The Pasha Group, L+800, 1.00% LIBOR Floor, 1/26/2023(n)(o)	2 Month LIBOR	Transportation: Cargo	4,511	4,447	4,370
The Pay-O-Matic Corp., L+900, 1.00% LIBOR Floor, 10/29/2021(j)(n)	3 Month LIBOR	Services: Consumer	7,312	7,304	7,312
Volta Charging, LLC, 12.00%, 6/19/2024(n)	None	Media: Diversified & Production	15,000	15,000	16,013
Volta Charging, LLC, 12.00%, 6/19/2024(n)	None	Media: Diversified & Production	12,000	11,978	12,810
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(n)(o)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,455	9,384	9,006
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	1,657	1,645	1,579
West Dermatology Management Holdings, LLC, L+750, 1.00% LIBOR Floor, 2/11/2025	3 Month LIBOR	Healthcare & Pharmaceuticals	1,185	1,182	1,170
West Dermatology Management Holdings, LLC, 0.75% Unfunded, 2/11/2022	None	Healthcare & Pharmaceuticals	7,655	(26)	(54)
Williams Industrial Services Group, Inc, L+900, 1.00% LIBOR Floor, 12/16/2025(o)	1 Month LIBOR	Services: Business	10,000	10,000	10,000
Williams Industrial Services Group, Inc, 0.50% Unfunded, 6/16/2022	None	Services: Business	5,000	—	—
Winebow Holdings, Inc., L+375, 1.00% LIBOR Floor, 7/1/2021(n)(o)	1 Month LIBOR	Beverage, Food & Tobacco	5,864	5,669	5,483
Wok Holdings Inc., L+625, 0.00% LIBOR Floor, 3/1/2026(n)	1 Month LIBOR	Beverage, Food & Tobacco	12,773	12,630	12,325
Total Senior Secured First Lien Debt				1,266,564	1,223,268
Senior Secured Second Lien Debt - 17.2%
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(n)(o)	3 Month LIBOR	Services: Business	17,250	17,139	16,840
Carestream Health, Inc., L+1250, 1.00% LIBOR Floor, 8/8/2023(n)(o)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	11,499	11,499	11,068
Country Fresh Holdings, LLC, L+850, 1.00% LIBOR Floor, 4/29/2024(n)(v)	3 Month LIBOR	Beverage, Food & Tobacco	2,239	2,239	1,573
Dayton Superior Corp., L+700, 2.00% LIBOR Floor, 12/4/2024(n)	3 Month LIBOR	Construction & Building	1,492	1,492	1,492
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Deluxe Entertainment Services, Inc., L+850, 1.00% LIBOR Floor, 9/25/2024(n)(r)(s)(v)	3 Month LIBOR	Media: Diversified & Production	10,271	10,017	—
Global Tel*Link Corp., L+825, 0.00% LIBOR Floor, 11/29/2026(n)(o)	1 Month LIBOR	Telecommunications	11,500	11,333	11,385
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026(n)	6 Month LIBOR	Services: Business	11,891	11,684	10,999
Medical Solutions Holdings, Inc., L+838, 1.00% LIBOR Floor, 6/16/2025(n)	6 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,895	9,250
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,697	6,134
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(n)(o)	2 Month LIBOR	Services: Business	7,000	6,973	6,965
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024(h)	1 Month EURIBOR	Chemicals, Plastics & Rubber	€6,263	6,708	7,651
Patterson Medical Supply, Inc., L+1050, 1.00% LIBOR Floor, 8/28/2023(n)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	14,536	14,472	13,972
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,282	13,500
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2024(n)(v)	3 Month LIBOR	Telecommunications	3,415	3,339	2,305
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025(n)	6 Month LIBOR	Telecommunications	2,942	2,920	2,747
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025(n)	1 Month LIBOR	Services: Business	13,393	13,158	9,860
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(n)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,747	11,477
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/14/2026(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,886	14,288
Total Senior Secured Second Lien Debt				171,480	151,506
Collateralized Securities and Structured Products - Equity - 1.4%
APIDOS CLO XVI Subordinated Notes, 0.00% Estimated Yield, 1/19/2025(h)	(g)	Diversified Financials	9,000	3,019	1,372
CENT CLO 19 Ltd. Subordinated Notes, 0.00% Estimated Yield, 10/29/2025(h)	(g)	Diversified Financials	2,000	1,161	214
Galaxy XV CLO Ltd. Class A Subordinated Notes, 5.76% Estimated Yield, 4/15/2025(h)	(g)	Diversified Financials	4,000	2,007	1,617
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026(h)	(g)	Diversified Financials	10,000	9,118	8,928
Total Collateralized Securities and Structured Products - Equity				15,305	12,131
Unsecured Debt - 0.6%
WPLM Acquisition Corp., 15.00%, 11/24/2025(v)	None	Media: Advertising, Printing & Publishing	5,752	5,668	5,464
Total Unsecured Debt				5,668	5,464
Equity - 11.8%
1244301 B.C. LTD., Common Shares(p)(s)		Chemicals, Plastics & Rubber	807,268 Units	—	—
ACNR Holdings, Inc., Common Stock(p)		Metals & Mining	6,018 Units	90	45
ACNR Holdings, Inc., Preferred Stock(p)		Metals & Mining	1,890 Units	26	118
Alert 360 Topco, Inc., Common Stock(p)		Services: Consumer	465,053 Units	2,883	2,883
American Clinical Solutions LLC, Class A Membership Interests(p)(s)		Healthcare & Pharmaceuticals	6,030,384 Units	1,658	663
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(p)		Media: Diversified & Production	769 Units	205	138
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(p)		Media: Diversified & Production	135 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(p)		Media: Diversified & Production	2,508 Units	—	—
ARC Financial, LLC, Membership Interests (25% ownership)(p)(s)		Metals & Mining	N/A	—	—
Ascent Resources - Marcellus, LLC, Membership Units(p)		Energy: Oil & Gas	511,255 Units	1,642	419
Ascent Resources - Marcellus, LLC, Warrants(p)		Energy: Oil & Gas	132,367 Units	13	3
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2020
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
BCP Great Lakes Fund LP, Partnership Interests (11.4% ownership)(h)(s)	Diversified Financials	N/A	12,865	12,611
Carestream Health Holdings, Inc., Warrants(p)	Healthcare & Pharmaceuticals	233 Units	565	590
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend(u)	Healthcare & Pharmaceuticals	2,727,273 Units	5,471	6,927
CION SOF Funding, LLC, Membership Interests (87.5% ownership)(h)(t)	Diversified Financials	N/A	15,539	12,472
Conisus Holdings, Inc., Series B Preferred Stock, 12% Dividend(s)(u)	Healthcare & Pharmaceuticals	12,677,833 Units	15,143	16,481
Conisus Holdings, Inc., Common Stock(p)(s)	Healthcare & Pharmaceuticals	4,914,556 Units	200	12,401
Country Fresh Holdings, LLC, Membership Units(p)	Beverage, Food & Tobacco	2,985 Units	5,249	—
Dayton HoldCo, LLC, Membership Units(p)	Construction & Building	37,264 Units	4,136	7,350
DBI Investors, Inc., Series A1 Preferred Stock(p)	Retail	20,000 Units	802	—
DBI Investors, Inc., Series A Preferred Stock(p)	Retail	1,396 Units	140	—
DBI Investors, Inc., Series B Preferred Stock(p)	Retail	4,183 Units	410	—
DBI Investors, Inc., Common Stock(p)	Retail	39,423 Units	—	—
DBI Investors, Inc., Reallocation Rights(p)	Retail	7,500 Units	—	—
DESG Holdings, Inc., Common Stock(i)(p)(s)	Media: Diversified & Production	1,268,143 Units	13,675	—
HDNet Holdco LLC, Preferred Unit Call Option(p)	Media: Diversified & Production	1 Unit	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(p)	Retail	1,000,000 Units	1,000	—
Independent Pet Partners Intermediate Holdings, LLC, Class B-2 Preferred Units(p)	Retail	2,632,771 Units	2,133	2,145
Independent Pet Partners Intermediate Holdings, LLC, Class C Preferred Units(p)	Retail	2,632,771 Units	2,633	2,633
Independent Pet Partners Intermediate Holdings, LLC, Warrants(p)	Retail	155,880 Units	—	—
Longview Intermediate Holdings C, LLC, Membership Units(p)(s)	Energy: Oil & Gas	589,487 Units	2,524	7,988
Mooregate ITC Acquisition, LLC, Class A Units(p)	High Tech Industries	500 Units	563	96
Mount Logan Capital Inc., Common Stock(h)(s)	Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	2,409
NS NWN Acquisition, LLC, Voting Units(p)	High Tech Industries	346 Units	393	929
NS NWN Acquisition, LLC, Class A Preferred Units(p)	High Tech Industries	111 Units	110	332
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)	Consumer Goods: Durable	1,575 Units	1,000	676
Palmetto Clean Technology, Inc., Warrants(p)	High Tech Industries	693,387 Units	472	506
Phillips Pet Holding Corp., Common Stock(p)	Retail	235 Units	13	17
SIMR Parent, LLC, Class B Common Units(p)(s)	Healthcare & Pharmaceuticals	12,283,163 Units	8,002	—
Software Luxembourg Holding S.A., Class A Common Stock(h)(p)	High Tech Industries	28,202 Units	4,536	5,516
Software Luxembourg Holding S.A., Class B Common Stock(h)(p)	High Tech Industries	2,388 Units	384	688
Software Luxembourg Holding S.A., Class A Warrants(h)(p)	High Tech Industries	3,512 Units	117	—
Software Luxembourg Holding S.A., Class B Warrants(h)(p)	High Tech Industries	7,023 Units	220	—
Snap Fitness Holdings, Inc., Class A Stock(p)(s)	Services: Consumer	9,858 Units	3,078	3,389
Snap Fitness Holdings, Inc., Warrants(p)(s)	Services: Consumer	3,996 Units	1,247	1,374
Spinal USA, Inc. / Precision Medical Inc., Warrants(p)	Healthcare & Pharmaceuticals	14,181,915 Units	5,806	—
Tenere Inc., Warrants(p)	Capital Equipment	N/A	161	1,606
Total Equity			118,638	103,405
Short Term Investments - 8.4%(l)
First American Treasury Obligations Fund, Class Z Shares, 0.03% (m)			73,597	73,597
Total Short Term Investments			73,597	73,597
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2020
(in thousands)

	Cost(d)	Fair Value(c)
TOTAL INVESTMENTS - 178.7%	$1,651,252	1,569,371
LIABILITIES IN EXCESS OF OTHER ASSETS - (78.7%)		(691,115)
NET ASSETS - 100%		$878,256
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note v. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The 1, 2, 3, 6 and 12 month London Interbank Offered Rate, or LIBOR, rates were 0.14%, 0.19%, 0.24%, 0.26% and 0.34%, respectively, as of December 31, 2020.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2020, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2020. The 1 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.59%) as of December 31, 2020.
c.Fair value determined in good faith by the Company’s board of directors (see Note 9) using significant unobservable inputs unless otherwise noted.
d.Represents amortized cost for debt securities and cost for equity investments.
e.Denominated in U.S. dollars unless otherwise noted.
f.Fair value determined using level 1 inputs.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2020, 93.4% of the Company’s total assets represented qualifying assets.
i.Position or a portion thereof unsettled as of December 31, 2020.
j.As a result of an arrangement between the Company and the other lenders in the syndication, the Company is entitled to less interest than the stated interest rate of this loan, which is reflected in this schedule, in exchange for a higher payment priority.
k.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
l.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
m.7-day effective yield as of December 31, 2020.
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of December 31, 2020 (see Note 8).
o.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of December 31, 2020 (see Note 8).
p.Non-income producing security.
q.The ultimate interest earned on this loan will be determined based on the portfolio company’s EBITDA at a specified trigger event.
r.Investment or a portion thereof was on non-accrual status as of December 31, 2020.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2020
(in thousands)
s.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2019 and 2020, along with transactions during the year ended December 31, 2020 in these affiliated investments are as follows:

		Year Ended December 31, 2020				Year Ended December 31, 2020
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2019	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2020	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
1244301 B.C. LTD.
First Lien Term Loan A	$—	$2,293	$—	$(4)	$2,289	$—	$42	$—
First Lien Term Loan B	—	757	—	(2)	755	—	15	—
Common Shares	—	—	—	—	—	—	—	—
American Clinical Solutions LLC
Tranche I Term Loan	3,395	32	—	(303)	3,124	—	282	—
First Amendment Tranche I Term Loan	—	250	—	(8)	242	—	13	—
Class A Membership Interests	—	1,658	—	(995)	663	—	—	—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	—
BCP Great Lakes Fund LP
Membership Interests	14,238	2,195	(3,538)	(284)	12,611	—	—	1,039
Charming Charlie, LLC
First Lien Term Loan B2	—	—	—	—	—	—	(1)	—
Vendor Payment Financing Facility	472	—	(97)	(25)	350	—	7	—
Conisus Holdings, Inc.
Series B Preferred Stock	13,270	1,928	—	1,283	16,481	—	—	1,928
Common Stock	1,426	—	—	10,975	12,401	—	—	—
DESG Holdings, Inc.
Bridge Loan	—	4,256	(4,256)	—	—	—	600	—
First Lien Term Loan	28,978	844	(20,443)	(5,401)	3,978	—	4,278	—
Second Lien Term Loan	9,717	342	—	(10,059)	—	—	784	—
Common Stock	14,763	13	—	(14,776)	—	—	—	—
F+W Media, Inc.
First Lien Term Loan B-1	—	—	(11)	11	—	—	1	—
Lift Brands, Inc.
Term Loan A	—	23,642	—	—	23,642	—	519	—
Term Loan B	—	4,753	—	(2)	4,751	—	236	—
Term Loan C	—	4,685	—	2	4,687	—	64	—
Longview Power, LLC
First Lien Term Loan	—	634	(2)	1,782	2,414	—	169	—
Longview Intermediate Holdings C, LLC
Membership Units	—	2,524	—	5,464	7,988	—	—	—
Mount Logan Capital Inc.
Common Stock	2,505	199	—	(295)	2,409	—	—	45
Petroflow Energy Corp.
First Lien Term Loan	10	—	(223)	213	—	(211)	—	—
SIMR, LLC
First Lien Term Loan	14,205	1,121	—	(1,979)	13,347	—	2,956	—
SIMR Parent, LLC
Class B Membership Units	3,980	—	—	(3,980)	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	—	3,078	—	311	3,389	—	—	—
Warrants	—	1,247	—	127	1,374	—	—	—
Totals	$106,959	$56,451	$(28,570)	$(17,945)	$116,895	$(211)	$9,965	$3,012
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
December 31, 2020
(in thousands)
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Includes PIK interest income.
t.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2019 and 2020, along with transactions during the year ended December 31, 2020 in these controlled investments are as follows:

		Year Ended December 31, 2020				Year Ended December 31, 2020
Controlled Investments	Fair Value at December 31, 2019	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2020	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
CION SOF Funding, LLC
Membership Interests	$31,265	$—	$(15,750)	$(3,043)	$12,472	$—	$—	$3,518
Totals	$31,265	$—	$(15,750)	$(3,043)	$12,472	$—	$—	$3,518
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
(3)Includes PIK interest income.
u.For the year ended December 31, 2020, non-cash dividend income of $1,928 and $332 was recorded on the Company's investment in Conisus Holdings, Inc. and CHC Medical Partners, Inc., respectively.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2020
(in thousands)
v.As of December 31, 2020, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
1244311 B.C. LTD.	Senior Secured First Lien Debt	—	6.00%	6.00%
American Consolidated Natural Resources, Inc.	Senior Secured First Lien Debt	11.00%	3.00%	14.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	7.75%	2.75%	10.50%
Cadence Aerospace, LLC	Senior Secured First Lien Debt	4.25%	5.25%	9.50%
Carestream Health, Inc.	Senior Secured Second Lien Debt	5.50%	8.00%	13.50%
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
CircusTrix Holdings, LLC	Senior Secured First Lien Debt	—	6.50%	6.50%
Country Fresh Holdings, LLC	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
Country Fresh Holdings, LLC	Senior Secured Second Lien Debt	—	9.50%	9.50%
David's Bridal, LLC	Senior Secured First Lien Debt	6.00%	5.00%	11.00%
David's Bridal, LLC	Senior Secured First Lien Debt	6.00%	1.00%	7.00%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	6.00%	1.50%	7.50%
Deluxe Entertainment Services, Inc.	Senior Secured Second Lien Debt	7.00%	2.50%	9.50%
F+W Media, Inc.	Senior Secured First Lien Debt	—	11.50%	11.50%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	20.00%	20.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	6.00%	6.00%
Jenny C Acquisition, Inc.	Senior Secured First Lien Debt	—	12.25%	12.25%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	3.50%	5.00%	8.50%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Mimeo.com, Inc.	Revolving Term Loan	8.00%	10.00%	18.00%
Moss Holding Company	Senior Secured First Lien Debt	7.50%	0.50%	8.00%
Patterson Medical Supply, Inc.	Senior Secured Second Lien Debt	1.00%	10.50%	11.50%
Plano Molding Company, LLC	Senior Secured First Lien Debt	8.50%	1.50%	10.00%
Premiere Global Services, Inc.	Senior Secured Second Lien Debt	0.50%	10.00%	10.50%
SEK Holding Co LLC	Senior Secured First Lien Debt	9.00%	4.00%	13.00%
SIMR, LLC	Senior Secured First Lien Debt	12.00%	7.00%	19.00%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.47%	10.47%
West Dermatology Management Holdings, LLC	Senior Secured First Lien Debt	6.25%	0.75%	7.00%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
CB URS Holdings Corp., L+575, 1.00% LIBOR Floor, 9/1/2024(p)(r)	1 Month LIBOR	Transportation: Cargo	16,410	16,327	14,687
Central Security Group, Inc., L+563, 1.00% LIBOR Floor, 10/6/2021(p)(r)	1 Month LIBOR	Services: Consumer	19,416	19,424	16,892
Charming Charlie LLC, L+1200, 1.00% LIBOR Floor, 4/24/2023(t)(u)(x)	1 Month LIBOR	Retail	2,936	—	—
Charming Charlie LLC, L+1200, 1.00% LIBOR Floor, 4/24/2023(t)(u)(x)	1 Month LIBOR	Retail	3,595	—	—
Charming Charlie LLC, 20.00%, 5/15/2020(t)(u)	None	Retail	845	754	472
CHC Solutions Inc., 12.00%, 7/20/2023(x)	None	Healthcare & Pharmaceuticals	7,347	7,347	7,347
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021(q)(r)	1 Month LIBOR	Hotel, Gaming & Leisure	17,896	17,728	17,538
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/16/2021	None	Hotel, Gaming & Leisure	2,892	—	(58)
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 12/16/2021	1 Month LIBOR	Hotel, Gaming & Leisure	2,424	2,424	2,375
Country Fresh Holdings, LLC, 1.00% Unfunded, 4/29/2023	None	Beverage, Food & Tobacco	327	—	—
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023	3 Month LIBOR	Beverage, Food & Tobacco	414	413	414
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023	3 Month LIBOR	Beverage, Food & Tobacco	694	653	694
Crown Subsea Communications Holdings, Inc., L+600, 0.00% LIBOR Floor, 11/2/2025(p)	1 Month LIBOR	Capital Equipment	5,788	5,685	5,781
David's Bridal, LLC, L+600, 1.00% LIBOR Floor, 6/30/2023(x)	3 Month LIBOR	Retail	698	584	698
Deluxe Entertainment Services, Inc., L+650, 1.00% LIBOR Floor, 3/25/2024(j)(u)(x)	3 Month LIBOR	Media: Diversified & Production	23,656	23,656	28,978
DMT Solutions Global Corp., L+700, 0.00% LIBOR Floor, 7/2/2024(p)(r)	6 Month LIBOR	Services: Business	18,500	18,061	18,038
Eagle Family Foods Group LLC, L+650, 1.00% LIBOR Floor, 6/14/2024(r)	6 Month LIBOR	Beverage, Food & Tobacco	14,775	14,518	14,332
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(l)	None	Media: Diversified & Production	—	—	2,381
Entertainment Studios P&A LLC, 6.35%, 5/18/2037(l)	None	Media: Diversified & Production	14,448	14,346	13,942
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(p)(r)	1 Month LIBOR	Capital Equipment	27,750	27,512	26,918
ES Chappaquiddick LLC, 10.00%, 5/18/2022	None	Media: Diversified & Production	925	925	937
Evergreen Skills Lux S.À.R.L., L+475, 1.00% LIBOR Floor, 4/28/2021(h)(p)	3 Month LIBOR	High Tech Industries	10,077	9,810	7,860
Extreme Reach, Inc., 0.50% Unfunded, 3/29/2024	None	Media: Diversified & Production	1,744	(1)	(9)
Extreme Reach, Inc., L+750, 0.00% LIBOR Floor, 3/29/2024(q)	1 Month LIBOR	Media: Diversified & Production	17,126	17,047	17,040
F+W Media, Inc., L+650, 1.50% LIBOR Floor, 5/24/2022(t)(u)(x)	1 Month LIBOR	Media: Diversified & Production	1,176	1,125	—
Flavors Holdings Inc., L+575, 1.00% LIBOR Floor, 4/3/2020(o)(q)	3 Month LIBOR	Consumer Goods: Non-Durable	13,388	13,187	13,288
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	4,211	(20)	—
Foundation Consumer Healthcare, LLC, L+550, 1.00% LIBOR Floor, 11/2/2023(o)(q)(r)	3 Month LIBOR	Healthcare & Pharmaceuticals	46,523	46,104	46,523
Genesis Healthcare, Inc., L+600, 0.50% LIBOR Floor, 3/6/2023(h)(o)(r)	1 Month LIBOR	Healthcare & Pharmaceuticals	30,000	29,783	29,475
Geo Parent Corp., L+525, 0.00% LIBOR Floor, 12/19/2025(p)	1 Month LIBOR	Services: Business	14,888	14,752	14,850
Geon Performance Solutions, LLC, L+625, 1.63% LIBOR Floor, 10/25/2024(o)	1 Month LIBOR	Chemicals, Plastics & Rubber	22,414	22,259	22,414
Geon Performance Solutions, LLC, 0.50% Unfunded, 10/25/2024	None	Chemicals, Plastics & Rubber	2,586	—	—
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023(p)(r)	3 Month LIBOR	Services: Business	13,180	13,134	10,538
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021(p)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,749	4,632	4,251
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Hilliard, Martinez & Gonzales, LLP, L+1800, 2.00% LIBOR Floor, 12/17/2022(x)	1 Month LIBOR	Services: Consumer	15,000	14,850	14,850
Homer City Generation, L.P., L+1100, 1.00% LIBOR Floor, 4/5/2023(o)	3 Month LIBOR	Energy: Oil & Gas	14,444	13,953	13,812
HUMC Holdco, LLC, 9.00%, 6/26/2020	None	Healthcare & Pharmaceuticals	10,000	9,972	9,950
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(p)	1 Month LIBOR	Energy: Oil & Gas	9,761	9,456	9,224
Hyperion Materials & Technologies, Inc., L+550, 1.00% LIBOR Floor, 8/28/2026(o)	1 Month LIBOR	Chemicals, Plastics & Rubber	10,000	9,805	9,850
Independent Pet Partners Intermediate Holdings, LLC, 1.00% Unfunded, 11/19/2023	None	Retail	7,852	—	(255)
Independent Pet Partners Intermediate Holdings, LLC, L+900, 1.00% LIBOR Floor, 11/19/2023	3 Month LIBOR	Retail	12,064	11,892	11,672
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/23/2022(o)	1 Month LIBOR	Services: Business	6,820	6,670	6,820
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(p)(q)(r)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,756	15,743	14,968
Instant Web, LLC, 0.50% Unfunded, 12/15/2022	None	Media: Advertising, Printing & Publishing	2,704	—	(81)
Instant Web, LLC, L+650, 0.00% LIBOR Floor, 12/15/2022(o)(q)(r)	1 Month LIBOR	Media: Advertising, Printing & Publishing	37,683	37,603	36,552
International Seaways, Inc., L+600, 1.00% LIBOR Floor, 6/22/2022(h)(p)	1 Month LIBOR	Transportation: Cargo	6,782	6,705	6,782
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(p)	3 Month LIBOR	Beverage, Food & Tobacco	13,866	13,750	11,093
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2022(q)	1 Month LIBOR	Healthcare & Pharmaceuticals	11,814	11,722	11,534
Jab Wireless, Inc., L+800, 0.00% LIBOR Floor, 5/2/2023(r)	1 Month LIBOR	Telecommunications	13,700	13,700	13,700
Jenny C Acquisition, Inc., L+1050, 0.00% LIBOR Floor, 10/1/2024(o)	3 Month LIBOR	Services: Consumer	9,899	9,812	9,662
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(p)	3 Month LIBOR	Beverage, Food & Tobacco	16,152	15,841	13,730
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(t)(x)	1 Month LIBOR	Chemicals, Plastics & Rubber	7,499	7,028	2,250
KLO Intermediate Holdings, LLC, L+775, 1.50% LIBOR Floor, 4/7/2022(t)(x)	1 Month LIBOR	Chemicals, Plastics & Rubber	4,583	4,303	458
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(p)(r)	3 Month LIBOR	Consumer Goods: Durable	8,293	8,180	6,427
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 12/29/2020(q)	1 Month LIBOR	High Tech Industries	3,566	3,556	3,566
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 12/29/2020(h)	1 Month EURIBOR	High Tech Industries	€3,705	4,153	4,155
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024(o)(q)	3 Month LIBOR	Services: Business	17,361	17,132	17,057
LAV Gear Holdings, Inc., L+550, 1.00% LIBOR Floor, 10/31/2024	3 Month LIBOR	Services: Business	4,286	4,228	4,211
LAV Gear Holdings, Inc., 1.00% Unfunded, 4/7/2021	None	Services: Business	864	(8)	(15)
LD Intermediate Holdings, Inc., L+588, 1.00% LIBOR Floor, 12/9/2022(p)	3 Month LIBOR	High Tech Industries	4,694	4,446	4,705
Lift Brands, Inc., 1.00% Unfunded, 4/16/2023	None	Services: Consumer	3,950	—	(109)
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023(o)(q)(r)(x)	3 Month LIBOR	Services: Consumer	43,321	42,649	42,130
Lift Brands, Inc., L+700, 1.00% LIBOR Floor, 4/16/2023	3 Month LIBOR	Services: Consumer	1,050	1,050	1,021
Longview Power, LLC, L+600, 1.00% LIBOR Floor, 4/13/2021(o)(q)	3 Month LIBOR	Energy: Oil & Gas	17,745	16,376	14,551
Manna Pro Products, LLC, 1.00% Unfunded, 5/31/2021	None	Retail	5,528	—	(55)
Manna Pro Products, LLC, L+600, 0.00% LIBOR Floor, 12/8/2023(o)	1 Month LIBOR	Retail	3,439	3,439	3,405
Mimeo.com, Inc., 0.25% Unfunded, 12/21/2020	None	Services: Business	10,000	—	—
Mimeo.com, Inc., 1.00% Unfunded, 12/21/2023	None	Services: Business	1,500	—	—
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023(o)(r)	3 Month LIBOR	Services: Business	22,310	22,310	22,310
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023	3 Month LIBOR	Services: Business	1,500	1,500	1,500
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Zywave Inc., L+900, 1.00% LIBOR Floor, 11/17/2023(o)	3 Month LIBOR	High Tech Industries	3,445	3,398	3,446
Total Senior Secured Second Lien Debt				264,280	248,253
Collateralized Securities and Structured Products - Debt - 0.7%
Deutsche Bank AG Frankfurt CRAFT 2015-2 Class Credit Linked Note, L+925, 1/16/2022(h)	3 Month LIBOR	Diversified Financials	7,212	7,212	7,212
Total Collateralized Securities and Structured Products - Debt				7,212	7,212
Collateralized Securities and Structured Products - Equity - 1.5%
APIDOS CLO XVI Subordinated Notes, 6.39% Estimated Yield, 1/19/2025(h)	(f)	Diversified Financials	9,000	3,762	2,125
CENT CLO 19 Ltd. Subordinated Notes, 37.72% Estimated Yield, 10/29/2025(h)	(f)	Diversified Financials	2,000	1,163	782
Galaxy XV CLO Ltd. Class A Subordinated Notes, 6.78% Estimated Yield, 4/15/2025(h)	(f)	Diversified Financials	4,000	2,229	1,730
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026(h)	(f)	Diversified Financials	10,000	9,322	9,545
Total Collateralized Securities and Structured Products - Equity				16,476	14,182
Unsecured Debt - 0.5%
WPLM Acquisition Corp., 15.00%, 11/24/2025(x)	None	Media: Advertising, Printing & Publishing	5,000	4,901	4,900
Total Unsecured Debt				4,901	4,900
Equity - 11.5%
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(s)		Media: Diversified & Production	769 Units	205	226
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(s)		Media: Diversified & Production	135 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(s)		Media: Diversified & Production	2,508 Units	—	—
Ascent Resources - Marcellus, LLC, Membership Units(s)		Energy: Oil & Gas	511,255 Units	1,642	914
Ascent Resources - Marcellus, LLC, Warrants(s)		Energy: Oil & Gas	132,367 Units	13	4
Avaya Holdings Corp., Common Stock(i)(p)(s)		Telecommunications	321,260 Units	5,285	4,337
BCP Great Lakes Fund LP, Partnership Interests (31.7% ownership)(h)(v)		Diversified Financials	N/A	14,208	14,238
Charming Charlie LLC, Membership Units(s)(u)		Retail	30,046,243 Units	—	—
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend(w)		Healthcare & Pharmaceuticals	2,727,273 Units	5,139	5,245
CION SOF Funding, LLC, Membership Interests (87.5% ownership)(h)(v)		Diversified Financials	N/A	31,289	31,265
Conisus Holdings, Inc., Series B Preferred Stock, 12% Dividend(u)(w)		Healthcare & Pharmaceuticals	12,677,833 Units	13,215	13,270
Conisus Holdings, Inc., Common Stock(s)(u)		Healthcare & Pharmaceuticals	4,914,556 Units	200	1,426
Country Fresh Holdings, LLC, Membership Units(s)		Beverage, Food & Tobacco	2,985 Units	5,249	2,618
David's Bridal, Inc., Common Stock(s)		Retail	39,423 Units	—	—
David's Bridal, Inc., Series A Preferred Stock(s)		Retail	1,396 Units	140	141
David's Bridal, Inc., Series B Preferred Stock(s)		Retail	4,183 Units	410	410
David's Bridal, Inc., Reallocation Rights(s)		Retail	7,500 Units	—	—
Dayton HoldCo, LLC, Membership Units(s)		Construction & Building	37,264 Units	4,136	7,903
DESG Holdings, Inc., Common Stock(j)(s)(u)		Media: Diversified & Production	1,268,143 Units	13,662	14,763
HDNet Holdco LLC, Preferred Unit Call Option(s)		Media: Diversified & Production	1 Unit	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(s)		Retail	1,000,000 Units	1,000	950
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
p.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Flatiron Funding II, LLC, or Flatiron Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with Citibank, N.A., or Citibank, as of December 31, 2019 (see Note 8).
q.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS as of December 31, 2019 (see Note 8).
r.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 33rd Street Funding, LLC, or 33rd Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with Morgan Stanley N.A., or MS, as of December 31, 2019 (see Note 8).
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
u.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2018 and 2019, along with transactions during the year ended December 31, 2019 in these affiliated investments are as follows:

		Year Ended December 31, 2019				Year Ended December 31, 2019
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2018	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2019	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
Charming Charlie, LLC
First Lien Term Loan B1	$1,021	$—	$(2,619)	$1,598	$—	$(2,619)	$—	$—
First Lien Term Loan B2	1,249	—	(1,912)	663	—	(1,912)	—	—
Vendor Payment Financing Facility	157	890	(293)	(282)	472	—	57	—
Membership Units	—	—	(1,302)	1,302	—	(1,302)	—	—
Conisus Holdings, Inc.
Series B Preferred Stock(w)	10,903	4,015	—	(1,648)	13,270	—	—	4,015
Common Stock	197	—	—	1,229	1,426	—	—	—
DESG Holdings, Inc.
First Lien Term Loan	—	23,656	—	5,322	28,978	—	303	—
Second Lien Term Loan	—	9,675	—	42	9,717	—	162	—
Common Stock	—	13,662	—	1,101	14,763	—	—	—
F+W Media, Inc.
First Lien DIP Term Loan	—	521	(521)	—	—	—	101	—
First Lien Term Loan B-1	1,137	51	(43)	(1,145)	—	—	51	—
First Lien Term Loan B-2	161	—	(2,759)	2,598	—	(2,759)	—	—
Common Stock	—	—	—	—	—	—	—	—
Mount Logan Capital Inc.
Common Stock	2,645	—	—	(140)	2,505	—	—	—
SIMR, LLC
First Lien Term Loan	14,757	452	(619)	(385)	14,205	—	1,778	—
SIMR Parent, LLC
Class B Membership Units	7,382	502	—	(3,904)	3,980	—	—	—
Petroflow Energy Corp.
First Lien Term Loan	2,363	—	(2,511)	158	10	—	19	—
TexOak Petro Holdings LLC
Second Lien Term Loan	—	—	(2,592)	2,592	—	(2,592)	—	—
Membership Interests	—	—	—	—	—	—	—	—
Totals	$41,972	$53,424	$(15,171)	$9,101	$89,326	$(11,184)	$2,471	$4,015
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
x.As of December 31, 2019, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

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
December 31, 2020
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
December 31, 2020
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
Recently Announced Accounting Standards
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

Short Term Investments

Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $73,597 and $29,527 of such investments at December 31, 2020 and 2019, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
December 31, 2020
(in thousands, except share and per share amounts)
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of December 31, 2020.

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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2017, 2018 and 2019.
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

During the first half of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which spread to over 100 countries, including the United States, and spread to every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 continued to be identified in additional countries, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Although countries, including the United States, have slowly started to loosen these restrictions, such actions created and will continue to create disruption in global supply chains, and adversely impacted many industries. In addition, certain European countries instituted another lockdown during the fourth quarter of 2020 as a second wave of the outbreak occurred. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.

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
December 31, 2020
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

A portion of the Company’s investments consist of debt securities that are traded on a private over-the-counter market for institutional investments. CIM attempts to obtain market quotations from at least two brokers or dealers for each investment (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). CIM typically uses the average midpoint of the broker bid/ask price to determine fair value unless a different point within the range is more representative. Because of the private nature of this marketplace (meaning actual transactions are not publicly reported) and the non-binding nature of consensus pricing and/or quotes, the Company believes that these valuation inputs result in Level 3 classification within the fair value hierarchy. As these quotes are only indicative of fair value, CIM benchmarks the implied fair value yield and leverage against what has been observed in the market. If the implied fair value yield and leverage fall within the range of CIM's market pricing matrix, the quotes are deemed to be reliable and used to determine the investment's fair value.

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
December 31, 2020
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

The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of December 31, 2020 and 2019.
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
December 31, 2020
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
December 31, 2020
(in thousands, except share and per share amounts)
The following table summarizes transactions with respect to shares of the Company’s common stock during the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	696,264	$6,515	3,375,660	$32,232
Reinvestment of distributions	2,992,532	23,298	4,217,705	35,800	4,272,518	38,732
Total gross shares/proceeds	2,992,532	23,298	4,913,969	42,315	7,648,178	70,964
Sales commissions and dealer manager fees	—	—	—	(296)	—	(1,168)
Net shares/proceeds	2,992,532	23,298	4,913,969	42,019	7,648,178	69,796
Share repurchase program	(3,079,954)	(23,300)	(4,242,063)	(35,799)	(10,720,690)	(97,043)
Net shares/proceeds (for) from share transactions	(87,422)	$(2)	671,906	$6,220	(3,072,512)	$(27,247)
Since commencing its initial continuous public offering on July 2, 2012 and through December 31, 2020, the Company sold 113,293,723 shares of common stock for net proceeds of $1,155,285 at an average price per share of $10.20. The net proceeds include gross proceeds received from reinvested shareholder distributions of $221,962, for which the Company issued 25,106,532 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $221,963, for which the Company repurchased 25,304,554 shares of common stock.
During the period from January 1, 2021 to March 11, 2021, the Company received gross proceeds of $3,569 from reinvested shareholder distributions, for which the Company issued 461,727 shares of common stock.
Since commencing its initial continuous public offering on July 2, 2012 and through March 11, 2021, the Company sold 113,753,484 shares of common stock for net proceeds of $1,158,842 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $225,531, for which the Company issued 25,568,259 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $221,978, for which the Company repurchased 25,306,521 shares of common stock.

In August 2020, the Company obtained approval from its shareholders authorizing the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period. The Company has not issued any such shares as of the date of these notes to consolidated financial statements and does not currently intend to do so through August 2021 (the 12-month anniversary of such shareholder approval). In 2021, the Company intends to seek to obtain from its shareholders and they may approve a proposal that again authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period.
Share Repurchase Program

The Company offers to repurchase shares on such terms as determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s shareholders or would violate applicable law.

On March 19, 2020, the Company's board of directors, including the independent directors, temporarily suspended the Company's share repurchase program commencing with the second quarter of 2020 and included the third quarter of 2020. On November 13, 2020, the Company recommenced its share repurchase program for the fourth quarter of 2020. Share repurchases for future quarters will be evaluated by the board of directors based on circumstances and expectations existing at the time of consideration.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
The following table summarizes the share repurchases completed during the years ended December 31, 2019 and 2020:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2019
March 31, 2019	March 27, 2019	1,078,856	30%	$8.68	$9,361
June 30, 2019	June 26, 2019	1,038,641	15%	8.59	8,926
September 30, 2019	September 25, 2019	1,035,307	15%	8.27	8,562
December 31, 2019	December 26, 2019	1,089,259	17%	8.22	8,950
Total for the year ended December 31, 2019		4,242,063			$35,799

2020
March 31, 2020	March 30, 2020	1,076,229	13%	$7.50	$8,071
June 30, 2020(1)	N/A	1,765	N/A	7.50	14
September 30, 2020	N/A	—	N/A	N/A	—
December 31, 2020	December 30, 2020	2,001,960	20%	7.60	15,215
Total for the year ended December 31, 2020		3,079,954			$23,300
(1) Represents an adjustment made during the three months ended June 30, 2020 to shares repurchased during the three months ended March 31, 2020.
Note 4. Transactions with Related Parties

For the years ended December 31, 2020, 2019 and 2018, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2020	2019	2018
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$—	$121	$525
CIM	Investment adviser	Management fees(2)	31,828	36,466	35,013
CIM	Investment adviser	Incentive fees(2)	7,631	20,087	8,177
CIM	Administrative services provider	Administrative services expense(2)	2,465	2,650	2,243
ICON Capital, LLC	Administrative services provider	Administrative services expense(2)	—	—	461
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(2)	56	146	—
			$41,980	$59,470	$46,419
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
December 31, 2020
(in thousands, except share and per share amounts)
The Company has entered into an investment advisory agreement with CIM. On November 13, 2020, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2020.  Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The Company receives 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 9.375% is exceeded, at which point the Company receives 20% of all pre-incentive fee net investment income that exceeds the annualized rate of 9.375%. For the years ended December 31, 2020 and 2019, the Company recorded subordinated incentive fees on income of $7,631 and $20,087, respectively, which are payable to CIM. As of December 31, 2020 and 2019, the liabilities recorded for subordinated incentive fees were $4,323 and $5,612, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the years ended December 31, 2020, 2019 and 2018, the Company had no liability for and did not record any capital gains incentive fees.

On April 1, 2018, the Company entered into an administration agreement with CIM pursuant to which CIM furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. CIM is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement is for the lower of CIM’s actual costs or the amount that the Company would have been required to pay for comparable administrative services in the same geographic location. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse CIM for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in CIM. On November 13, 2020, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing December 17, 2020. This administration agreement with CIM replaced the prior administration agreement with CIM's affiliate, ICON Capital, LLC, or ICON Capital, in which ICON Capital provided the same administrative services to the Company under the same terms and conditions.

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

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with CIG, whereby CIG agreed to provide expense support to the Company in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. On December 16, 2015, the Company further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the agreement. On January 2, 2018, the Company entered into an expense support and conditional reimbursement agreement with CIM for purposes of, among other things, replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement. On December 9, 2020, the Company and CIM amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from December 31, 2020 to December 31, 2021.

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
December 31, 2020
(in thousands, except share and per share amounts)
Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. For the years ended December 31, 2020, 2019 and 2018, the Company did not receive any expense support from CIM. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIM during the years ended December 31, 2020, 2019 or 2018. The Company may or may not be requested to reimburse any expense support provided in the future.

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
As of December 31, 2020 and 2019, the total liability payable to CIM and its affiliates was $13,275 and $15,771, respectively, which primarily related to fees earned by CIM during the three months ended December 31, 2020 and 2019, respectively.

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
Note 5. Distributions

From February 1, 2014 through July 17, 2017, the Company’s board of directors authorized and declared on a monthly basis a weekly distribution amount per share of common stock. On July 18, 2017, the Company's board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of common stock. Effective September 28, 2017, the Company's board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by the board of directors, each on a quarterly basis. Beginning on March 19, 2020, management changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020, whether in cash or pursuant to the Company's distribution reinvestment plan, as amended and restated. On July 15, 2020, the board of directors determined to recommence the payment of distributions to shareholders in August 2020. Distributions in respect of future months will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration. Declared distributions are paid monthly.

The Company’s board of directors declared or ratified distributions for 19, 53 and 52 record dates during the years ended December 31, 2020, 2019 and 2018, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
The following table presents cash distributions per share that were declared during the years ended December 31, 2020, 2019 and 2018:

	Distributions
Three Months Ended	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.1829	$21,002
June 30, 2018 (thirteen record dates)	0.1829	21,004
September 30, 2018 (thirteen record dates)	0.1829	20,776
December 31, 2018 (thirteen record dates)	0.1829	20,701
Total distributions for the year ended December 31, 2018	$0.7316	$83,483
2019
March 31, 2019 (thirteen record dates)	$0.1829	$20,772
June 30, 2019 (thirteen record dates)	0.1829	20,801
September 30, 2019 (thirteen record dates)	0.1829	20,798
December 31, 2019 (fourteen record dates)	0.1969	22,401
Total distributions for the year ended December 31, 2019	$0.7456	$84,772
2020
March 31, 2020 (thirteen record dates)	$0.1829	$20,793
June 30, 2020 (no record dates)	—	—
September 30, 2020 (two record dates)	0.0883	10,011
December 31, 2020 (four record dates)	0.2842	32,479
Total distributions for the year ended December 31, 2020	$0.5554	$63,283
On December 17, 2020, the Company's co-chief executive officers declared special cash distributions of $0.15180 per share for the year ended December 31, 2020. The one-time special distributions were in addition to the Company's regular monthly cash distributions that were paid on December 29, 2020. The special distributions were paid on December 22, 2020 to shareholders of record as of December 21, 2020. Shareholders who previously elected to receive distributions in additional shares of Company common stock pursuant to the Company's distribution reinvestment plan were issued additional shares for the special distributions on December 22, 2020.
On December 17, 2020, the Company's co-chief executive officers also declared regular monthly cash distributions of $0.04413 per share for January 2021. The distributions were paid on January 27, 2021 to shareholders of record as of January 26, 2021. Shareholders who previously elected to receive distributions in additional shares of Company common stock pursuant to the Company's distribution reinvestment plan were issued additional shares for the January 2021 distributions on January 27, 2021.

On January 15, 2021, the Company’s co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for February 2021. The distributions were paid on February 24, 2021 to shareholders of record as of February 23, 2021. Shareholders who previously elected to receive distributions in additional shares of Company common stock pursuant to the Company’s distribution reinvestment plan were issued additional shares for the February 2021 distributions on February 24, 2021.

On February 16, 2021, the Company’s co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for March 2021. The distributions will be paid on March 24, 2021 to shareholders of record as of March 23, 2021. Shareholders who previously elected to receive distributions in additional shares of Company common stock pursuant to the Company’s distribution reinvestment plan will be issued additional shares for the March 2021 distributions on March 24, 2021.

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
December 31, 2020
(in thousands, except share and per share amounts)
The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For the years ended December 31, 2020, 2019 and 2018, none of the Company's distributions resulted from expense support from CIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or CIM provides such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods.

The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020			2019			2018
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.5554	$63,283	100.0%	$0.7456	$84,772	100.0%	$0.7316	$83,483	100.0%
Total distributions	$0.5554	$63,283	100.0%	$0.7456	$84,772	100.0%	$0.7316	$83,483	100.0%
Note 6. Investments

The composition of the Company’s investment portfolio as of December 31, 2020 and 2019 at amortized cost and fair value was as follows:

	December 31, 2020			December 31, 2019
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,266,564	$1,223,268	81.8%	$1,388,942	$1,351,767	77.9%
Senior secured second lien debt	171,480	151,506	10.1%	264,280	248,253	14.3%
Collateralized securities and structured products - debt	—	—	—	7,212	7,212	0.4%
Collateralized securities and structured products - equity	15,305	12,131	0.8%	16,476	14,182	0.8%
Unsecured debt	5,668	5,464	0.4%	4,901	4,900	0.3%
Equity	118,638	103,405	6.9%	115,738	109,231	6.3%
Subtotal/total percentage	1,577,655	1,495,774	100.0%	1,797,549	1,735,545	100.0%
Short term investments(2)	73,597	73,597		29,527	29,527
Total investments	$1,651,252	$1,569,371		$1,827,076	$1,765,072
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
December 31, 2020
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$298,944	19.9%	$294,947	17.0%
Services: Business	211,572	14.0%	191,126	11.0%
Chemicals, Plastics & Rubber	141,654	9.5%	102,906	5.9%
Media: Advertising, Printing & Publishing	110,083	7.4%	120,810	7.0%
Media: Diversified & Production	108,078	7.2%	206,159	11.9%
Services: Consumer	85,254	5.7%	94,058	5.4%
Beverage, Food & Tobacco	69,975	4.7%	68,440	3.9%
Capital Equipment	65,752	4.4%	73,586	4.2%
High Tech Industries	55,619	3.7%	60,197	3.5%
Telecommunications	46,638	3.1%	61,577	3.6%
Banking, Finance, Insurance & Real Estate	41,211	2.8%	62,738	3.6%
Diversified Financials	37,214	2.5%	66,897	3.9%
Aerospace & Defense	35,751	2.4%	30,378	1.8%
Construction & Building	34,653	2.3%	37,096	2.1%
Retail	29,312	2.0%	53,599	3.1%
Energy: Oil & Gas	28,136	1.9%	48,742	2.8%
Hotel, Gaming & Leisure	21,920	1.5%	25,081	1.4%
Forest Products & Paper	21,686	1.4%	24,217	1.4%
Transportation: Cargo	19,001	1.3%	27,291	1.6%
Consumer Goods: Non-Durable	15,757	1.1%	33,609	1.9%
Metals & Mining	10,147	0.7%	10,373	0.6%
Consumer Goods: Durable	7,417	0.5%	31,705	1.8%
Automotive	—	—	10,013	0.6%
Subtotal/total percentage	1,495,774	100.0%	1,735,545	100.0%
Short term investments	73,597		29,527
Total investments	$1,569,371		$1,765,072

	December 31, 2020		December 31, 2019
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,446,950	96.8%	$1,656,031	95.4%
Canada	14,775	1.0%	27,648	1.7%
Cayman Islands	12,131	0.8%	14,182	0.8%
Luxembourg	10,034	0.7%	10,693	0.6%
Netherlands	7,651	0.5%	8,314	0.5%
Cyprus	3,557	0.2%	4,155	0.2%
Bermuda	676	—	528	—
Germany	—	—	7,212	0.4%
Marshall Islands	—	—	6,782	0.4%
Subtotal/total percentage	1,495,774	100.0%	1,735,545	100.0%
Short term investments	73,597		29,527
Total investments	$1,569,371		$1,765,072
(1)The geographic dispersion is determined by the portfolio company's country of domicile.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
As of December 31, 2020 and 2019, investments on non-accrual status represented 0.5% and 0.4%, respectively, of the Company's investment portfolio on a fair value basis.

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2020 and 2019, the Company’s unfunded commitments amounted to $43,130 and $83,694, respectively. As of March 11, 2021, the Company’s unfunded commitments amounted to $41,235. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

Note 7. CION SOF

CION SOF was organized on May 21, 2019 as a Delaware limited liability company, and commenced operations on October 2, 2019 when the Company and BCP Special Opportunities Fund I, LP, or BCP, entered into the limited liability company agreement of CION SOF for purposes of establishing the manner in which the parties would invest in and co-manage CION SOF. CION SOF invested primarily in senior secured loans of U.S. middle-market companies. The Company and BCP contributed a portfolio of loans to CION SOF representing membership equity of $31,289 and $4,470, respectively, in exchange for 87.5% and 12.5% of the membership interests of CION SOF, respectively. The Company and BCP are not required to make any additional capital contributions to CION SOF. The Company’s equity investment in CION SOF is not redeemable. All portfolio and other material decisions regarding CION SOF must be submitted to its board of managers, which is comprised of four members, two of whom were selected by the Company and the other two were selected by BCP. Further, all portfolio and other material decisions require the affirmative vote of at least one board member from the Company and one board member from BCP.

The Company also serves as administrative agent to CION SOF to provide loan servicing functions and other administrative services. In certain cases, these loan servicing functions and other administrative services may be performed by CIM.

On October 2, 2019, CION SOF entered into a senior secured credit facility with MS, or the SOF Credit Facility, for borrowings of up to a maximum amount of $75,000. Advances under the SOF Credit Facility were available through October 2, 2022 and bore interest at a floating rate equal to the three-month LIBOR, plus a spread of (i) 3.0% per year through October 1, 2022 and (i) 3.5% per year thereafter through October 2, 2024. CION SOF's obligations to MS under the SOF Credit Facility were secured by a first priority security interest in all of the assets of CION SOF. The obligations of CION SOF under the SOF Credit Facility were non-recourse to the Company. On October 2, 2019, CION SOF drew down $64,702 of borrowings under the SOF Credit Facility.

On December 14, 2020, CION SOF repaid to MS all amounts outstanding under the SOF Credit Facility.

For the years ended December 31, 2020 and 2019, the Company recorded dividend income from its equity interest in CION SOF of $3,518 and $1,076, respectively.

In accordance with ASU 2015-02, Consolidation, the Company has determined that CION SOF is a variable interest entity, or VIE. However, the Company is not the primary beneficiary and therefore does not consolidate CION SOF. The Company's maximum exposure to losses from CION SOF is limited to its equity contribution to CION SOF.

The following table sets forth the individual investments in CION SOF's portfolio as of December 31, 2020:

Portfolio Company	Index Rate(a)	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Alert 360 Opco, Inc., L+600, 1.00% LIBOR Floor, 10/16/2025	1 Month LIBOR	Services: Consumer	$2,501	$2,501	$2,501
Total Senior Secured First Lien Debt				2,501	2,501
Equity
Alert 360 Topco, Inc., Common Stock		Services: Consumer	119,445 Units	741	741
Total Equity				741	741
Short Term Investments(c)
First American Treasury Obligations Fund, Class Z Shares, 0.03%(d)				10,591	10,591
Total Short Term Investments				10,591	10,591
TOTAL INVESTMENTS				$13,833	$13,833
a.The 1 month LIBOR rate was 0.14% as of December 31, 2020.  The actual LIBOR rate for the loan listed may not be the applicable LIBOR rate as of December 31, 2020, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2020.
b.Represents amortized cost for debt securities and cost for equity investments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
c.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
d.7-day effective yield as of December 31, 2020.
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
c.7-day effective yield as of December 31, 2019.
The following table includes selected balance sheet information for CION SOF as of December 31, 2020 and 2019:

Selected Balance Sheet Information:	December 31, 2020	December 31, 2019
Investments, at fair value (amortized cost of $13,833 and $95,664, respectively)	$13,833	$95,636
Cash and other assets	41	363
Receivable for investments sold and repaid	—	80
Interest receivable on investments	454	727
Total assets	$14,328	$96,806

Credit facility (net of unamortized debt issuance costs of $0 and $1,123, respectively)	$—	$59,579
Other liabilities	75	1,495
Total liabilities	75	61,074
Members' capital	14,253	35,732
Total liabilities and members' capital	$14,328	$96,806

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
The following table includes selected statement of operations information for CION SOF for the year ended December 31, 2020 and the period from October 2, 2019 (Commencement of Operations) through December 31, 2019:

Selected Statement of Operations Information:	Year Ended December 31, 2020	Period from October 2, 2019 (Commencement of Operations) through December 31, 2019
Total revenues	$7,874	$2,326
Total expenses	3,934	1,095
Net realized loss on investments	(3,427)	—
Net change in unrealized appreciation (depreciation) on investments	28	(28)
Net increase in net assets	$541	$1,203
Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2020:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	L+3.25%	$625,000	$75,000	May 15, 2023
UBS Facility	Repurchase Agreement	L+3.375%	100,000	50,000	November 19, 2023
			$725,000	$125,000
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

On May 15, 2020, 34th Street amended and restated the Amended JPM Credit Facility, or the Second Amended JPM Credit Facility, with JPM in order to fully repay all amounts outstanding under the Citibank Credit Facility and the MS Credit Facility and repay $100,000 of advances outstanding under the UBS Facility (as described below). Under the Second Amended JPM Credit Facility, the aggregate principal amount available for borrowings was increased from $275,000 to $700,000, of which $75,000 may be funded as a revolving credit facility, subject to conditions described in the Second Amended JPM Credit Facility, during the reinvestment period. Under the Second Amended JPM Credit Facility, the reinvestment period was extended until May 15, 2022 and the maturity date was extended to May 15, 2023. Advances under the Second Amended JPM Credit Facility bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.25% per year. On May 15, 2020 and May 19, 2020, 34th Street drew down $358,878 and $100,000 of borrowings under the Second Amended JPM Credit Facility, respectively. On May 15, 2020, May 22, 2020, June 12, 2020, June 19, 2020, June 29, 2020, July 6, 2020 and August 14, 2020, 34th Street repaid $13,843, $15,000, $5,000, $18,000, $11,000, $13,500 and $7,535 of borrowings under the Second Amended JPM Credit Facility, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
On February 26, 2021, 34th Street amended and restated the Second Amended JPM Credit Facility, or the Third Amended JPM Credit Facility, with JPM. Under the Third Amended JPM Credit Facility, the aggregate principal amount available for borrowings was reduced from $700,000 to $575,000, subject to conditions described in the Third Amended JPM Credit Facility. In addition, under the Third Amended JPM Credit Facility, the reinvestment period was extended from May 15, 2022 to May 15, 2023 and the maturity date was extended from May 15, 2023 to May 15, 2024. Advances under the Third Amended JPM Credit Facility bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.10% per year, which was reduced from a spread of 3.25% per year. 34th Street incurred certain customary costs and expenses in connection with the Third Amended JPM Credit Facility. No other material terms of the Second JPM Credit Facility were revised in connection with the Third Amended JPM Credit Facility.

Interest is payable quarterly in arrears. 34th Street may prepay advances pursuant to the terms and conditions of the Third Amended JPM Credit Facility, subject to a 1% premium in certain circumstances. In addition, 34th Street will be subject to a non-usage fee of 1.0% per year on the amount, if any, of the aggregate principal amount available under the Third Amended JPM Credit Facility that has not been borrowed during the period from August 23, 2018, and ending on, but excluding, May 15, 2023, which was extended from May 15, 2022. The non-usage fees, if any, are payable quarterly in arrears.

As of December 31, 2020 and 2019, the principal amount outstanding on the Second Amended JPM Credit Facility and the Amended JPM Credit Facility, respectively, was $625,000 and $250,000, respectively.

The Company contributed loans and other corporate debt securities to 34th Street in exchange for 100% of the membership interests of 34th Street, and may contribute additional loans and other corporate debt securities to 34th Street in the future. 34th Street’s obligations to JPM under the Third Amended JPM Credit Facility are secured by a first priority security interest in all of the assets of 34th Street. The obligations of 34th Street under the Third Amended JPM Credit Facility are non-recourse to the Company, and the Company’s exposure under the Third Amended JPM Credit Facility is limited to the value of the Company’s investment in 34th Street.
In connection with the Third Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the year ended December 31, 2020, 34th Street was in compliance with all covenants and reporting requirements.
Through December 31, 2020, the Company incurred debt issuance costs of $9,677 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Second Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of December 31, 2020 and will amortize to interest expense over the term of the Second Amended JPM Credit Facility. At December 31, 2020, the unamortized portion of the debt issuance costs was $5,044.
For the years ended December 31, 2020 and 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Second Amended JPM Credit Facility and the Amended JPM Credit Facility, as applicable, were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Stated interest expense	$19,069	$13,769
Non-usage fee	509	253
Amortization of deferred financing costs	1,582	764
Total interest expense	$21,160	$14,786
Weighted average interest rate(1)	3.90%	5.53%
Average borrowings	$493,122	$250,000
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
December 31, 2020
(in thousands, except share and per share amounts)
Pursuant to the financing arrangement, assets in the Company's portfolio may be contributed from time to time to Murray Hill Funding II through Murray Hill Funding, LLC, or Murray Hill Funding, each a newly-formed, wholly-owned, special-purpose financing subsidiary of the Company. On May 19, 2017, the Company contributed assets to Murray Hill Funding II. The assets held by Murray Hill Funding II secure the obligations of Murray Hill Funding II under Class A-1 Notes, or the Notes, issued by Murray Hill Funding II. Pursuant to an Indenture, dated May 19, 2017, between Murray Hill Funding II and U.S. Bank National Association, or U.S. Bank, as trustee, or the Indenture, the aggregate principal amount of Notes that may be issued by Murray Hill Funding II from time to time was $192,308. Murray Hill Funding purchased the Notes issued by Murray Hill Funding II at a purchase price equal to their par value. Murray Hill Funding makes capital contributions to Murray Hill Funding II to, among other things, maintain the value of the portfolio of assets held by Murray Hill Funding II.

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

On May 19, 2020, Murray Hill Funding entered into a Second Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Second Amended Master Confirmation, which extended the date that Murray Hill Funding will be required to repurchase the Notes sold to UBS under the Amended UBS Facility from May 19, 2020 to November 19, 2020, and increased the spread on the financing fee from 3.50% to 3.90% per year.

On May 19, 2020, Murray Hill Funding also repurchased Notes in the aggregate principal amount of $133,333 from UBS for an aggregate repurchase price of $100,000, which was then repaid by Murray Hill Funding II. The repurchase of the Notes on May 19, 2020 resulted in a repayment of one-half of the outstanding amount of borrowings under the Amended UBS Facility as of May 19, 2020. As of December 31, 2020, Notes remained outstanding in the aggregate principal amount of $133,333, which was purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $100,000.

On November 12, 2020, Murray Hill Funding entered into a Third Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Third Amended Master Confirmation, to further extend the date that Murray Hill Funding will be required to repurchase the Notes to December 18, 2020.

On December 17, 2020, Murray Hill Funding entered into a Fourth Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Fourth Amended Master Confirmation, which further extended the date that Murray Hill Funding will be required to repurchase the Notes sold to UBS under the Amended UBS Facility from December 18, 2020 to November 19, 2023, and decreased the spread on the financing fee from 3.90% to 3.375% per year. No other material terms of the Amended UBS Facility were revised in connection with the Fourth Amended Master Confirmation.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
On December 17, 2020, Murray Hill Funding also entered into a Revolving Credit Note Agreement, or the Revolving Note Agreement, with Murray Hill Funding II, UBS and U.S. Bank, as note agent and trustee, which provides for a revolving credit facility in an aggregate principal amount of $50,000, subject to compliance with a borrowing base. Murray Hill Funding II will issue Class A-R Notes, or the Class A-R Notes, in exchange for advances under the Revolving Note Agreement. Principal on the Class A-R Notes will be due and payable on the stated maturity date of May 19, 2027, which is the same stated maturity date as the Notes.

The Class A-R Notes will be issued pursuant to a Second Amended and Restated Indenture, dated December 17, 2020, between Murray Hill Funding II and U.S. Bank, as trustee, or the Second Amended Indenture. Under the Second Amended Indenture, the aggregate principal amount of Notes and Class A-R Notes that may be issued by Murray Hill Funding II from time to time is $150,000. Murray Hill Funding, in turn, entered into a repurchase transaction with UBS pursuant to the terms of the related Annex and Master Confirmation, dated December 17, 2020, to the Global Master Repurchase Agreement, dated May 19, 2017, related to the Class A-R Notes. Murray Hill Funding is required to repurchase the Class A-R Notes that will be sold to UBS by no later than November 19, 2023. The financing fee for the Class A-R Notes is equal to the three-month LIBOR plus a spread of 3.375% per year.

UBS may require Murray Hill Funding to post cash collateral if, without limitation, the sum of the market value of the portfolio of assets and the cash and eligible investments held by Murray Hill Funding II, together with any posted cash collateral, is less than the required margin amount under the Amended UBS Facility; provided, however, that Murray Hill Funding will not be required to post cash collateral with UBS until such market value has declined at least 10% from the initial market value of the portfolio assets.

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

Pursuant to the Amended UBS Facility, Murray Hill Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes or the Class A-R Notes to UBS on the applicable purchase date or repurchase the Notes or the Class A-R Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility.

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At December 31, 2020, all upfront fees and other expenses were fully amortized.

As of December 31, 2020, Notes in the aggregate principal amount of $100,000 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $100,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of December 31, 2020, the amount due at maturity under the Amended UBS Facility was $100,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of December 31, 2020, the fair value of assets held by Murray Hill Funding II was $181,905.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
For the years ended December 31, 2020 and 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Stated interest expense	$6,732	$11,951
Non-usage fee	16	—
Amortization of deferred financing costs	360	940
Total interest expense	$7,108	$12,891
Weighted average interest rate(1)	4.81%	5.89%
Average borrowings	$137,978	$200,000
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

As of December 31, 2019, the principal amount outstanding on the Second Amended Citibank Credit Facility was $278,542. On May 15, 2020, Flatiron Funding II repaid all amounts outstanding on the Second Amended Citibank Credit Facility using a portion of the proceeds from the Second Amended JPM Credit Facility (described above).

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
December 31, 2020
(in thousands, except share and per share amounts)
For the year ended December 31, 2020 and 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Second Amended Citibank Credit Facility were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Stated interest expense	$3,171	$12,783
Non-usage fee	288	467
Amortization of deferred financing costs	1,551	682
Total interest expense	$5,010	$13,932
Weighted average interest rate(1)	3.72%	4.60%
Average borrowings	$91,385	$283,681
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

On June 5, 2018, June 12, 2018, June 28, 2018, March 11, 2020 and March 23, 2020, 33rd Street drew down $25,000, $75,000, $50,000, $10,000 and $4,917 of borrowings under the Amended MS Credit Facility, respectively. On May 8, 2019, May 23, 2019, July 29, 2019 and November 6, 2019, 33rd Street repaid $20,000, $5,000, $10,000 and $2,500 of borrowings under the Amended MS Credit Facility, respectively. As of December 31, 2019, the principal amount outstanding on the Amended MS Credit Facility was $112,500. On May 15, 2020, 33rd Street repaid all amounts outstanding on the Amended MS Credit Facility using a portion of the proceeds from the Second Amended JPM Credit Facility.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
For the years ended December 31, 2020 and 2019, the components of interest expense, average borrowings, and weighted average interest rate for the Amended MS Credit Facility were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Stated interest expense	$1,928	$7,173
Non-usage fee	87	237
Amortization of deferred financing costs	1,544	512
Total interest expense	$3,559	$7,922
Weighted average interest rate(1)	4.50%	5.65%
Average borrowings	$43,984	$129,247
(1) Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended MS Credit Facility and is annualized for periods covering less than one year.

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of December 31, 2020 and 2019, according to the fair value hierarchy:

	December 31, 2020(1)				December 31, 2019(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,223,268	$1,223,268	$—	$—	$1,351,767	$1,351,767
Senior secured second lien debt	—	—	151,506	151,506	—	—	248,253	248,253
Collateralized securities and structured products - debt	—	—	—	—	—	—	7,212	7,212
Collateralized securities and structured products - equity	—	—	12,131	12,131	—	—	14,182	14,182
Unsecured debt	—	—	5,464	5,464	—	—	4,900	4,900
Equity	2,409	—	75,913	78,322	6,842	—	56,886	63,728
Short term investments	73,597	—	—	73,597	29,527	—	—	29,527
Total Investments	$76,006	$—	$1,468,282	$1,544,288	$36,369	$—	$1,683,200	$1,719,569

(1) Excludes the Company's $12,472 investment in CION SOF and $12,611 investment in BCP Great Lakes Fund LP, which were measured at NAV.
(2) Excludes the Company's $31,265 investment in CION SOF and $14,238 investment in BCP Great Lakes Fund LP, which were measured at NAV.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2019	$1,351,767	$248,253	$7,212	$14,182	$4,900	$56,886	$1,683,200
Investments purchased(1)	431,954	7,119	—	—	753	29,075	468,901
Net realized (loss) gain	(59,106)	(11,384)	—	—	—	1,275	(69,215)
Net change in unrealized depreciation	(6,121)	(3,947)	—	(880)	(203)	(6,052)	(17,203)
Accretion of discount	11,662	1,538	—	—	14	—	13,214
Sales and principal repayments(1)	(506,888)	(90,073)	(7,212)	(1,171)	—	(5,271)	(610,615)
Ending balance, December 31, 2020	$1,223,268	$151,506	$—	$12,131	$5,464	$75,913	$1,468,282
Change in net unrealized depreciation on investments still held as of December 31, 2020(2)	$(25,414)	$(12,791)	$—	$(880)	$(203)	$(6,315)	$(45,603)
(1) Includes non-cash restructured securities.
(2) Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

	Year Ended December 31, 2019
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2018	$1,462,989	$323,365	$15,193	$14,827	$—	$29,076	$1,845,450
Investments purchased(1)	529,939	28,250	—	—	4,900	33,668	596,757
Net realized loss	(19,528)	(2,738)	(475)	—	—	(2,037)	(24,778)
Net change in unrealized (depreciation) appreciation	(8,130)	2,203	—	(327)	(1)	(3,821)	(10,076)
Accretion of discount	14,734	1,346	—	—	1	—	16,081
Sales and principal repayments	(628,237)	(104,173)	(7,506)	(318)	—	—	(740,234)
Ending balance, December 31, 2019	$1,351,767	$248,253	$7,212	$14,182	$4,900	$56,886	$1,683,200
Change in net unrealized depreciation on investments still held as of December 31, 2019(2)	$(20,908)	$(2,549)	$—	$(327)	$(1)	$(5,122)	$(28,907)
(1) Includes non-cash restructured securities.
(2) Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$881,684	Discounted Cash Flow	Discount Rates	5.5%	-	36.2%	11.0%
	305,974	Broker Quotes	Broker Quotes	N/A			N/A
	21,920	Market Comparable Approach	Revenue Multiple	2.33x			N/A
	9,361		EBITDA Multiple	2.50x			N/A
	4,329	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	121,865	Discounted Cash Flow	Discount Rates	8.7%	-	17.3%	11.9%
	25,763	Broker Quotes	Broker Quotes	N/A			N/A
	2,305	Market Comparable Approach	EBITDA Multiple	4.75x			N/A
	1,573		Revenue Multiple	0.20x			N/A
Collateralized securities and structured products - equity	12,131	Discounted Cash Flow	Discount Rates	12.0%	-	18.0%	13.5%
Unsecured debt	5,464	Discounted Cash Flow	Discount Rates	16.5%			N/A
Equity	39,644	Market Comparable Approach	EBITDA Multiple	3.00x	-	18.50x	10.13x
	11,634		Revenue Multiple	0.20x	-	2.33x	1.56x
	7,988		$ per kW	$271.50			N/A
	16,481	Discounted Cash Flow	Discount Rates	18.5%			N/A
	163	Broker Quotes	Broker Quotes	N/A			N/A
	3	Options Pricing Model	Expected Volatility	60.0%	-	70.0%	70.0%
Total	$1,468,282
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
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
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

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
Note 10. General and Administrative Expense

General and administrative expense consisted of the following items for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Professional fees	$1,490	$996	$1,480
Transfer agent expense	1,189	1,289	1,315
Valuation expense	999	722	762
Accounting and administrative costs	680	567	637
Insurance expense	489	421	408
Director fees and expenses	450	472	444
Printing and marketing expense	378	102	273
Dues and subscriptions	342	343	667
Due diligence fees	—	61	182
Other expenses	336	84	282
Total general and administrative expense	$6,353	$5,057	$6,450

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
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

As of December 31, 2020 and 2019, the Company’s unfunded commitments were as follows:

Unfunded Commitments	December 31, 2020(1)	December 31, 2019(1)
West Dermatology Management Holdings, LLC	$7,655	$—
Williams Industrial Services Group, Inc.	5,000	—
Foundation Consumer Healthcare, LLC	4,211	4,211
Palmetto Solar, LLC	3,262	19,142
CircusTrix Holdings, LLC	2,898	2,892
Instant Web, LLC	2,704	2,704
Geon Performance Solutions, LLC	2,586	2,586
Appalachian Resource Company, LLC	2,500	—
Coyote Buyer, LLC	2,500	—
Moss Holding Company	2,232	2,232
BCP Great Lakes Fund LP	2,135	792
Extreme Reach, Inc.	1,744	1,744
AMCP Staffing Intermediate Holdings III, LLC	1,370	1,059
Anthem Sports & Entertainment Inc.	1,333	1,333
Mimeo.com, Inc.	1,000	11,500
Volta Charging, LLC	—	10,000
Independent Pet Partners Intermediate Holdings, LLC	—	7,852
Manna Pro Products, LLC	—	5,528
Lift Brands, Inc.	—	3,950
Adapt Laser Acquisition, Inc.	—	2,000
Adams Publishing Group, LLC	—	1,600
Teladoc, Inc.	—	1,250
LAV Gear Holdings, Inc.	—	864
Country Fresh Holdings, LLC	—	327
American Media, Inc.	—	128
Total	$43,130	$83,694
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise.  For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2020 and 2019, refer to the table above and the consolidated schedules of investments. As of March 11, 2021, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $41,235.

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
December 31, 2020
(in thousands, except share and per share amounts)
Note 12. Fee Income

Fee income consists of commitment fees, amendment fees, capital structuring and other fees, and administrative agent fees. The following table summarizes the Company’s fee income for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Amendment fees	$3,550	$2,033	$984
Capital structuring and other fees	968	1,731	280
Administrative agent fees	25	55	55
Commitment fees	—	80	1,157
Total	$4,543	$3,899	$2,476
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	Years Ended December 31,
	2020	2019	2018	2017	2016
Per share data:(1)
Net asset value at beginning of year	$8.40	$8.69	$9.14	$9.11	$8.71
Results of operations:
Net investment income(2)	0.69	0.77	0.79	0.78	0.47
Net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments and (loss) gain on foreign currency(3)	(0.78)	(0.31)	(0.51)	(0.03)	0.21
Net realized gain and net change in unrealized appreciation on total return swap	—	—	—	0.01	0.45
Net (decrease) increase in net assets resulting from operations(3)	(0.09)	0.46	0.28	0.76	1.13
Shareholder distributions:
Distributions from net investment income	(0.56)	(0.75)	(0.73)	(0.68)	(0.45)
Distributions from net realized gains	—	—	—	(0.05)	(0.28)
Net decrease in net assets resulting from shareholders' distributions	(0.56)	(0.75)	(0.73)	(0.73)	(0.73)
Capital share transactions:
Issuance of common stock above net asset value(4)	—	—	—	—	—
Repurchases of common stock(5)	—	—	—	—	—
Net increase in net assets resulting from capital share transactions	—	—	—	—	—
Net asset value at end of year	$7.75	$8.40	$8.69	$9.14	$9.11
Shares of common stock outstanding at end of year	113,293,723	113,381,145	112,709,239	115,781,751	109,787,557
Total investment return-net asset value(6)	(0.94)%	5.55%	2.98%	8.76%	13.51%
Net assets at beginning of year	$952,563	$979,271	$1,058,691	$999,763	$904,326
Net assets at end of year	$878,256	$952,563	$979,271	$1,058,691	$999,763
Average net assets	$875,846	$967,323	$1,035,861	$1,026,998	$936,739
Ratio/Supplemental data:
Ratio of net investment income to average net assets(7)	8.99%	9.03%	8.71%	8.50%	5.27%
Ratio of gross operating expenses to average net assets(8)	9.72%	11.76%	9.46%	6.34%	3.51%
Ratio of expenses (before expense support from CIG and recoupment of expense support) to average net assets(9)	9.72%	11.76%	9.46%	6.34%	3.44%
Ratio of net expense recoupments to average net assets(10)	—	—	—	—	0.07%
Ratio of net operating expenses to average net assets	9.72%	11.76%	9.46%	6.34%	3.51%
Portfolio turnover rate(11)	22.99%	31.59%	52.46%	68.07%	29.78%
Asset coverage ratio(12)	2.21	2.13	2.09	2.49	3.04
(1)The per share data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 was derived by using the weighted average shares of common stock outstanding during each period.
(2)Net investment income per share includes expense support recoupments by CIG of $0.01 per share for the year ended December 31, 2016. There were no expense support recoupments by CIG for the years ended December 31, 2020, 2019, 2018 or 2017.
(3)The amount shown for net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net (decrease) increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
(4)The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the years ended December 31, 2020, 2019, 2018, 2017 and 2016. The Company's follow-on continuous public offering ended on January 25, 2019.
(5)Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the years ended December 31, 2020, 2019, 2018, 2017 and 2016.
(6)Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that monthly cash distributions are reinvested in accordance with the Company's distribution reinvestment plan then in effect as described in Note 5. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full year are not annualized.
(7)Excluding the impact of expense support from CIG and/or the recoupment of expense support by CIG during the period, the ratio of net investment income to average net assets would have been 5.34% for the year ended December 31, 2016.
(8)Ratio of gross operating expenses to average net assets does not include expense support provided by CIM or CIG and/or AIM, if any.
(9)The ratio of gross expense recoupments by CIG to average net assets for the year ended December 31, 2016 was 0.07%.
(10)In order to record an obligation to reimburse CIM for expense support provided, the ratio of gross operating expenses to average net assets, when considering the recoupment, in the period in which recoupment is sought, cannot exceeded the ratio of gross operating expenses to average net assets for the period when the expense support was provided. For purposes of this calculation, gross operating expenses include all expenses borne by the Company, except for offering and organizational costs, base management fees, incentive fees, administrative services expenses, other general and administrative expenses owed to CIM and its affiliates and interest expense.
(11)Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.
(12)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period (excluding unfunded commitments), divided by (ii) total senior securities outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treated the outstanding TRS notional amount at the end of the period, less the total amount of cash collateral posted by Flatiron Funding LLC under the TRS, as well as unfunded commitments, as senior securities.

Note 14. Income Taxes

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute substantially all of its taxable income to its shareholders. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Company intends not to be subject to corporate level federal income tax or federal excise taxes. Accordingly, no federal income tax provision was required for the years ended December 31, 2020 or 2019.

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

As of December 31, 2020 and 2019, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	December 31, 2020	December 31, 2019
Paid-in-capital in excess of par value	$(355)	$—
Accumulated losses	355	—

These permanent differences are primarily due to the reclassification of nondeductible expenses. These reclassifications had no effect on net assets.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV and were as follows for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020		2019		2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	$63,283	100.0%	$84,772	100.0%	$83,483	100.0%
Realized long term capital gains	—	—	—	—	—	—
Total	$63,283	100.0%	$84,772	100.0%	$83,483	100.0%
(1)Includes net short term capital gains and realized gains on total return swap of $3,742, $9 and $3,828 for the years ended December 31, 2020, 2019 and 2018, respectively.

See Note 5, Distributions, for further information.

As of December 31, 2020 and 2019, the components of accumulated earnings on a tax basis were as follows:

	December 31, 2020	December 31, 2019
Undistributed ordinary income	$5,950	$2,959
Other accumulated losses	(1,793)	(1,810)
Undistributed long term capital gains	—	—
Net unrealized depreciation on investments and total return swap	(161,664)	(103,765)
	$(157,507)	$(102,616)
As of December 31, 2020, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $31,815; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $193,479; the net unrealized depreciation was $161,664; and the aggregate cost of securities for Federal income tax purposes was $1,731,035.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
Note 15. Selected Quarterly Financial Data (unaudited)

The following is the selected quarterly financial data as of and for the years ended December 31, 2020 and 2019. The following information reflects all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment income	$45,748	$35,808	$38,887	$43,399
Net investment income	21,661	13,916	21,420	21,731
Net realized and unrealized (loss) gain on investments and foreign currency	(127,573)	2,671	9,667	25,485
Net (decrease) increase in net assets resulting from operations	(105,912)	16,587	31,087	47,216
Net (decrease) increase in net assets resulting from operations per share of common stock(1)	(0.93)	0.15	0.27	0.41
Net asset value per share of common stock at end of quarter	7.29	7.43	7.62	7.75
Weighted average shares of common stock outstanding	113,700,146	113,311,656	113,415,564	114,112,875

Quarter Ended	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment income	$51,171	$49,519	$49,775	$50,638
Net investment income	21,539	21,661	21,662	22,450
Net realized and unrealized (loss) gain on investments and foreign currency	(5,123)	(13,514)	(23,884)	7,053
Net increase (decrease) in net assets resulting from operations	16,416	8,147	(2,222)	29,503
Net increase (decrease) in net assets resulting from operations per share of common stock(1)	0.14	0.07	(0.02)	0.26
Net asset value per share of common stock at end of quarter	8.65	8.54	8.34	8.40
Weighted average shares of common stock outstanding	113,624,760	113,747,617	113,729,902	113,730,464
(1)The sum of the quarterly amounts may not equal amounts reported for the years ended December 31, 2020 and 2019. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Note 16. Subsequent Events

2026 Notes

On February 11, 2021, the Company entered into a Note Purchase Agreement with certain purchasers, or the Note Purchase Agreement, in connection with the Company’s issuance of $125,000 aggregate principal amount of its 4.50% senior unsecured notes due in 2026, or the 2026 Notes. The net proceeds to the Company were approximately $122,300, after the deduction of placement agent fees and other financing expenses, which the Company used to repay debt under its secured financing arrangements.

The 2026 Notes mature on February 11, 2026. The 2026 Notes bear interest at a rate of 4.50% per year payable semi-annually on February 11th and August 11th of each year, commencing on August 11, 2021. The Company has the right to, at its option, redeem all or a part that is not less than 10% of the 2026 Notes (i) on or before February 11, 2024, at a redemption price equal to 100% of the principal amount of 2026 Notes to be redeemed plus an applicable “make-whole” amount equal to (x) the discounted value of the remaining scheduled payments with respect to the principal of such 2026 Note that is to be prepaid or becomes due and payable pursuant to the Note Purchase Agreement over (y) the amount of such called principal, plus accrued and unpaid interest, if any, (ii) after February 11, 2024 but on or before February 11, 2025, at a redemption price equal to 102% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, (iii) after February 11, 2025 but on or before August 11, 2025, at a redemption price equal to 101% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, and (iv) after August 11, 2025, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any. For any redemptions occurring on or before February 11, 2024, the discounted value portion of the “make whole amount” is calculated by applying a discount rate on the same periodic basis as that on which interest on the 2026 Notes is payable equal to the sum of 0.50% plus the yield to maturity of the most recently issued U.S. Treasury securities having a maturity equal to the remaining average life of the 2026 Notes, or if there are no such U.S. Treasury securities, using such implied yield to maturity determined in accordance with the terms of the Note Purchase Agreement.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share and per share amounts)
The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of the Company’s subsidiaries, financing vehicles or similar facilities.

The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after February 11, 2021, if any, (iv) a minimum asset coverage ratio of not less than 200%, or 150% if the Company obtains the requisite shareholder approval and otherwise satisfies disclosure requirements in accordance with the 1940 Act, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. The Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new credit facilities, loans or unsecured indebtedness in excess of $25,000 incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the Note Purchase Agreement. In addition, the Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

Our internal control over financial reporting includes those policies and procedures that:

1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets;

2.Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

3.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

In connection with the preparation of our annual consolidated financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2020, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
We will file a Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our Definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14. Principal Accounting Fees and Services
RSM US LLP, or RSM, has been selected to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2021. We know of no direct financial or material indirect financial interest of RSM in us.

Change in Independent Registered Public Accounting Firm

On March 22, 2019, we dismissed Ernst & Young LLP, or Ernst & Young, as our independent registered public accounting firm. The decision to dismiss Ernst & Young was recommended and approved by the audit committee of our board of directors.

Ernst & Young’s audit reports on our financial statements for the fiscal years ended December 31, 2018 and 2017 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our then-two most recent fiscal years and in the subsequent interim period from January 1, 2019 through March 22, 2019, there were (i) no disagreements between us and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreements in their reports on the financial statements for such years, and (ii) no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

On March 26, 2019, we engaged RSM as our new independent registered public accounting firm. The decision to engage RSM was recommended and approved by the audit committee of our board of directors.

During our then-two most recent fiscal years and in the subsequent interim period from January 1, 2019 through March 26, 2019, neither we nor anyone acting on our behalf consulted with RSM regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Fees

RSM has acted as our independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019. Ernst & Young acted as our independent registered public accounting firm for the fiscal years ended December 31, 2012, 2013, 2014, 2015, 2016, 2017 and 2018. Set forth in the table below are audit fees and non-audit related fees billed to us by RSM and Ernst & Young, as applicable, for professional services performed for our fiscal years ended December 31, 2020 and 2019.

Fiscal Year	Audit Fees*	Audit-Related Fees**	Tax Fees***	All Other Fees****
2020	$749,336	$—	$20,374	$—
2019	$611,409	$—	$6,500	$—

*	“Audit Fees” consist of fees billed to us by RSM and Ernst & Young, as applicable, for professional services rendered for the audit of our year-end financial statements. These fees billed include fees related to RSM's review of the Company's debt offering document.
**	“Audit-Related Fees” are those fees billed to us by RSM and Ernst & Young, as applicable, relating to audit services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

***	“Tax Fees” are those fees billed to us by RSM and Ernst & Young, as applicable, in connection with tax compliance services, including primarily the review of our income tax returns.

****	“All Other Fees” are those fees billed to us by RSM and Ernst & Young, as applicable, in connection with permitted non-audit services.
Our audit committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for us. All of the audit and non-audit services described above for which RSM and Ernst & Young, as applicable, billed us for the fiscal years ended December 31, 2020 and 2019 were pre-approved by the audit committee.

Audit Committee Report(1)

As part of its oversight of the financial statements of CĪON Investment Corporation, or the Company, the Audit Committee reviewed and discussed with both management and RSM US LLP and Ernst & Young LLP, the Company’s current and former independent registered public accounting firm, respectively, the Company’s consolidated financial statements filed with the SEC for the fiscal year ended December 31, 2020. Management advised the Audit Committee that all financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and reviewed significant accounting issues with the Audit Committee. The Audit Committee also discussed with RSM US LLP and Ernst & Young LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T, and by the Auditing Standards Board of the American Institute of Certified Public Accountants.

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax, and other services to be provided by RSM US LLP and Ernst & Young LLP. Pursuant to the policy, the Audit Committee pre-approves the audit and non-audit services performed by RSM US LLP and Ernst & Young LLP in order to assure that the provision of such service does not impair each firm’s independence.

Any requests for audit, audit-related, tax, and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by RSM US LLP and Ernst & Young LLP to management.

_______________________
(1) The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The Audit Committee received and reviewed the written disclosures and the letters from RSM US LLP and Ernst & Young LLP required by the applicable requirements of the Public Company Accounting Oversight Board regarding RSM US LLP’s and Ernst & Young LLP’s communications with the Audit Committee concerning independence and has discussed with RSM US LLP and Ernst & Young LLP their respective independence. The Audit Committee has reviewed the audit fees paid by the Company to RSM US LLP and Ernst & Young LLP. It has also reviewed non-audit services and fees to assure compliance with the Company’s and the Audit Committee’s policies restricting RSM US LLP and Ernst & Young LLP from performing services that might impair their respective independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements of the Company as of and for the years ended December 31, 2020, 2019 and 2018 be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for filing with the SEC.

March 9, 2021

The Audit Committee
Aron I. Schwartz, Chair
Robert A. Breakstone
Peter I. Finlay
Earl V. Hedin

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

10.4
Third Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of December 9, 2020, by and between CĪON Investment Corporation and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2020 (File No. 814-00941)).

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

10.11
Second Amendment, dated as of March 14, 2019, to Credit and Security Agreement, dated as of March 29, 2017, by and among Flatiron Funding II, LLC, CION Investment Management, LLC, CION Investment Corporation, the Lenders from time to time party thereto, Citibank, N.A. and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2019 (File No. 814-00941)).

10.12
Account Control Agreement, dated as of March 29, 2017, by and among Flatiron Funding II, LLC, CION Investment Management, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017 (File No. 814-00941)).

10.13
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

10.15
Contribution Agreement, dated as of May 19, 2017, by and among CION Investment Corporation, Murray Hill Funding, LLC and Murray Hill Funding II, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.16	Murray Hill Funding II, LLC Class A Notes Due 2027 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).
10.17
Contribution Agreement, dated as of May 19, 2017, by and among UBS AG, London Branch, Murray Hill Funding II, LLC, U.S. Bank National Association, Murray Hill Funding, LLC and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.18
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

10.22
Loan and Servicing Agreement, dated as of December 19, 2017, by and among 33rd Street Funding, LLC, CION Investment Management, LLC, Morgan Stanley Asset Funding Inc., Morgan Stanley Bank, N.A. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2017 (File No. 814-00941)).

10.23
Sale and Contribution Agreement, dated as of December 19, 2017, by and between 33rd Street Funding, LLC and CĪON Investment Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2017 (File No. 814-00941)).

10.24
Portfolio Management Agreement, dated as of December 19, 2017, by and between 33rd Street Funding, LLC and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2017 (File No. 814-00941)).

10.25
Administration Agreement, dated as of April 1, 2018, by and between CĪON Investment Corporation and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2018 (File No. 814-00941)).

Exhibit Number	Description of Document

10.26
Second Amended and Restated Loan and Security Agreement, dated as of May 15, 2020, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2020 (File No. 814-00941)).

10.27
Second Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, dated as of May 19, 2020, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2020 (File No. 814-00941)).

10.28
Third Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, dated as of November 12, 2020, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2020 (File No. 814-00941)).

10.29
Fourth Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, dated as of December 17, 2020, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2020 (File No. 814-00941)).

10.30
Revolving Credit Note Agreement, dated as of December 17, 2020, by and among Murray Hill Funding II, LLC, Murray Hill Funding, LLC, U.S. Bank National Association, and the Class A-R Noteholders (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2020 (File No. 814-00941)).

10.31
Murray Hill Funding II, LLC Class A-R Notes Due 2027 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2020 (File No. 814-00941)).

10.32
Second Amended and Restated Indenture, dated as of December 17, 2020, by and between Murray Hill Funding II, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2020 (File No. 814-00941)).

10.33
Master Confirmation to the Global Master Repurchase Agreement (Class A-R Notes), dated as of December 17, 2020, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2020 (File No. 814-00941)).

10.34
Note Purchase Agreement of CĪON Investment Corporation related to the 2026 Notes, dated as of February 11, 2021 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2021 (File No. 814-00941)).

10.35
Third Amended and Restated Loan and Security Agreement, dated as of February 26, 2021, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2021 (File No. 814-00941)).

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
Date: March 15, 2021
CĪON Investment Corporation
(Registrant)
By:  /s/ Michael A. Reisner
Michael A. Reisner
        Co-Chief Executive Officer
By:  /s/ Mark Gatto
Mark Gatto
        Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 15, 2021
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