Form 10-K/A
period 2020-12-31
CION Investment Corp
filed 2021-04-30
CIK 1534254

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

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

Yes ☐  No ☒

There is no established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock on January 25, 2019. The last offering price at which the registrant issued shares in its continuous follow-on public offering was $9.40 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan, as amended and restated. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan, as amended and restated, was $8.03 per share.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 28, 2021 was 113,514,454.

Documents Incorporated by Reference

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of CĪON Investment Corporation (the “Company”, “we”, “us” or “our”), for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Original Filing”). This Amendment is being filed to amend and restate in its entirety Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing (which was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III of Form 10-K to be incorporated by reference in the Form 10-K from the Company's definitive proxy statement if such proxy statement is filed no later than 120 days after the end of the Company's fiscal year). The Company’s definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the Company's fiscal year. This Amendment is also being filed to amend and supplement Part IV, Item 15 of the Original Filing to add Exhibits 31.4, 31.5 and 31.6 filed herewith, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with Rule 13a-14(a) under the Exchange Act. Because no consolidated financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. Lastly, the cover page has been updated and amended.

Except as described above, no other changes have been made to the Original Filing, including the Company’s consolidated financial statements and the notes to the consolidated financial statements. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 16, 2021.

CĪON INVESTMENT CORPORATION

FORM 10-K

(AMENDMENT NO. 1)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Certain information pertaining to our board of directors, or the Board, and executive officers as of the date of this report is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, and certain directorships that each person held during the last five years. We have divided the directors into two groups - independent directors and interested directors.

Name(1)	Age	Position(s)
Interested Directors(2)(3)
Mark Gatto	48	Co-Chairman, Co-Chief Executive Officer and Director
Michael A. Reisner	50	Co-Chairman, Co-Chief Executive Officer and Director
Independent Directors(2)
Robert A. Breakstone	83	Director
Aron I. Schwartz	50	Director
Peter I. Finlay	59	Director
Earl V. Hedin	65	Director
Executive Officers Who Are Not Directors
Keith S. Franz	52	Chief Financial Officer and Treasurer
Gregg A. Bresner	53	President and Chief Investment Officer
Stephen Roman	40	Chief Compliance Officer and Secretary

(1) The address for each director and executive officer is c/o CĪON Investment Corporation, 3 Park Avenue, 36th Floor, New York, NY 10016.

(2) Our directors are divided into three classes, each holding office for a three-year term. However, the initial members of the three classes had initial terms of one, two and three years, respectively. At each annual meeting of shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. Each director will hold office for the term to which he or she is elected and serve until his or her successor is duly elected and qualified.

(3) “Interested person” of our company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Gatto and Reisner are each an “interested person” because of their affiliation with CIM.

Interested Directors

Mark Gatto serves as Co-Chairman and Co-Chief Executive Officer of our company (since 2011) and CIG. Mr. Gatto serves on the investment committee of CIM. In addition, Mr. Gatto is a Trustee, Co-President and Co-Chief Executive Officer and serves on the investment allocation committee of CION Ares Diversified Credit Fund, a diversified, closed-end management investment company, and a Director and Co-Chief Executive Officer of CION Ares Management, LLC, a registered investment adviser. He joined CION Investments in 1999. Mr. Gatto was formerly Executive Vice President and Chief Acquisitions Officer from May 2007 through January 2008. He served as Executive Vice President of Business Development from May 2006 through May 2007 and Vice President of Marketing from August 2005 through February 2006. Mr. Gatto was also Associate General Counsel for CIG from November 1999 until October 2000. Previously, Mr. Gatto was an executive for a leading international product development and marketing company from 2000 through 2003 and later co-founded a specialty business-consulting firm in New York City where he served as its managing partner before re-joining CION Investments in 2005. Mr. Gatto was also an attorney in private practice from 1996 through 1999. Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Michael A. Reisner serves as Co-Chairman and Co-Chief Executive Officer of our company (since 2011) and CIG. Mr. Reisner serves on the investment committee of CIM. In addition, Mr. Reisner is a Trustee, Co-President and Co-Chief Executive Officer and serves on the investment allocation committee of CION Ares Diversified Credit Fund, a diversified, closed-end management investment company, and a Director and Co-Chief Executive Officer of CION Ares Management, LLC, a registered investment adviser. He joined CION Investments in 2001. Mr. Reisner was formerly Chief Financial Officer from January 2007 through April 2008. Mr. Reisner was also formerly Executive Vice President — Originations from February 2006 through January 2007. Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006. Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney in private practice in New York. Mr. Reisner received a J.D., cum laude, from New York Law School and a B.A. from the University of Vermont.

Independent Directors

Robert A. Breakstone has served as a member of our Board since 2012. He has been the President and Chief Executive Officer of Landmark International Group, Inc., an independent consulting firm providing business development, financial, information technology, and marketing services to major corporations and start-up entrepreneurial ventures, since 1995. Previously, Mr. Breakstone served as Executive Vice President and Chief Operating Officer at GTECH Corporation, a provider of technology-based gaming systems and services, from 1988 to 1995, where he took the firm private in a leveraged buyout and then public again later in an initial public offering. Prior to GTECH, he was President and Chief Executive Officer at Health-tex, Inc., which we believe is a leading marketer and retailer of children’s apparel, from 1985 to 1988, where he led a management buyout of the firm from Chesebrough Pond’s Inc., where he served as Group Vice President and served on the Executive Committee and Board of Directors from 1974 to 1985. Prior to Chesebrough Pond’s, Mr. Breakstone was a Group Executive with the Chase Manhattan Bank N.A. from 1970 to 1974, where he managed major corporate, domestic and international banking divisions. From 1967 to 1970, he was Vice President and Chief Financial Officer of Systems Audits, Inc., a management consulting firm providing information technology services to the financial industry.

Mr. Breakstone also served on the board of directors of By Design International Ltd., a private, for-profit designer and marketer of women’s apparel and on the advisory board of Hoffinger Industries, Inc., a leader in the above-ground pool/filtration industry. In addition to his prior service as a member of the board of Chesebrough Pond’s, Mr. Breakstone also served on the board of directors of OSF, Inc., a Canadian publicly traded company, from 1996 to 1998 where, as a member of an independent special committee, he was responsible for selling the company to a US-based financial entity.

Mr. Breakstone served as an Adjunct Professor at the Graduate School of Business at Mercy College from 1999 to 2008. From 1963 to 1967, Mr. Breakstone was an adjunct professor at New York University. In addition, from 1967 to 1969, Mr. Breakstone was an Adjunct Assistant Professor at Pace University. Mr. Breakstone’s degrees include a B.S. in Mathematics and an M.B.A. from the City College of New York.

Aron I. Schwartz has served as a member of our Board since 2012. He has been a Managing Director at ACON Investments since July 2014. Mr. Schwartz is the founder of Constructivist Capital, LLC, a firm that works with family offices and alternative asset management firms to pursue attractive investment opportunities. He was previously a consultant to and a Managing Director at Avenue Capital from 2012 to 2014, and held various positions culminating in Managing Director of Fenway Partners, a middle market private equity firm based in New York, from 1999 to 2011. From 1997 to 1999, Mr. Schwartz was an associate in the Financial Entrepreneurs Group of Salomon Smith Barney, where he worked on a variety of financings and advisory assignments. He also serves or has served on the board of directors of a number of other public and private companies, including True Value Company, 1-800 Contacts, Inc., Commonwealth Laminating & Coating, Inc., Easton Bell Sports, Inc., STVT-AAI Education Inc., Igloo Products Corp., APR Energy, PLC, Borden Dairy Holdings and ATU Auto Technick-Unger. In addition, Mr. Schwartz previously served on the board of directors of the Open Road Foundation and US-ASEAN Business Council. Mr. Schwartz, a Certified Management Accountant, received his J.D. and M.B.A with honors from U.C.L.A. and his B.A. and B.S.E. cum laude from the Wharton School at the University of Pennsylvania.

Peter I. Finlay has served as a member of our Board since 2016. He is the founder and Managing Principal of Ardentis LLC, a corporate finance consulting firm that provides advisory services to companies in the U.S. and international markets. From 2008 to 2013, Mr. Finlay served as Managing Director of ICON Capital, LLC and was responsible for managing new business origination in Europe and North America. Prior to 2008, Mr. Finlay held various management positions both in financial institutions and in relevant industries. From 2006 to 2008, he served as Director of Equipment Finance at Landsbanki Commercial Finance where he established a new industrial finance business with a focus on originating middle market secured debt transactions. From 2003 to 2006, he served as Vice President & Regional Director Europe for GMAC Commercial Finance where he started a new equipment finance business. From 2000 to 2003, Mr. Finlay served as a Director of Project Finance Organization at Bell Labs Lucent Technologies and from 1997 to 1999 he served as a Marketing Director of Structured Finance at Transamerica Leasing, where he established a structured finance operation covering Europe and the Middle East. Mr. Finlay started his career at National Westminster Bank (1979 – 1986) before moving to Barclays (1986 – 1997), where he held various positions, including Manager in the middle market structured leasing department and Manager in the para-banking inspection department where he was responsible for reviewing risk management compliance and risk underwriting in the bank’s European equipment finance subsidiaries.

Since 2014, Mr. Finlay has been the Managing Principal of Ardentis LLC and is also an advisor to the board of EMM Investments LLC, a privately held asset manager engaged in lending to asset intensive companies. From 2009 to 2011, Mr. Finlay served as Chairman and non-executive Director of Premier Telesolutions Ltd. (UK).

Mr. Finlay became an Associate of the Chartered Institute of Bankers in England and Wales in 1994 and completed a Diploma in Financial Studies in 1997. He completed an M.B.A. at City University Business School in London in 1997 and subsequently served as a tutor in the evening M.B.A. program.

Earl V. Hedin has served as a member of our Board since 2017. He is the co-founder and Managing Partner of Hudson Partners Group LLC and its broker-dealer, Hudson Partners Securities LLC, registered with FINRA. The firm assists investment managers in raising institutional capital for hedge funds, private equity and other alternative investment strategies. From 1999 to 2007, Mr. Hedin served as a Senior Managing Director at Bear, Stearns & Co. Inc., where he held various senior roles building and guiding the Bear Stearns Asset Management Group. These roles included Chief Financial Officer, Director of Alternatives and co-head and founder of the firm's Private Funds Group. He was responsible for the firm's sponsored venture capital funds and headed the approximately $1 billion private equity fund-of-funds program. During his tenure, he created numerous alternative asset products and helped raise over $3 billion for these funds. Mr. Hedin also created the first hedge fund-of-funds product at Bear Stearns. From 1995 to 1998, he served as a Managing Director – Principal, and worked on several key international financial structuring projects, including the creation of Bear Stearns Irish Bank in Dublin. Additionally, Mr. Hedin created the Bear Stearns Dublin Development Center to reduce technology related costs. From 1994 to 1995, he served as Vice President at Bankers Trust New York Corporation, where he was responsible for strategic planning and management reporting. Prior to that, from 1989 to 1993, he worked as a Vice President and Controller in the firm's Domestic Merchant Bank and directed all financial management functions across a variety of business units. During that time, he was also actively involved in the buying and selling of LBO partnership interests. From 1988 to 1989, he served as Vice President – Finance and Chief Financial Officer of American International Group's credit subsidiary, A.I. Credit Corporation, and managed the firm's liability portfolio. Previously, Mr. Hedin was an Associate in Morgan Stanley's venture capital group as well as the Chief Financial Officer of the group's activities. Prior to that, he served as a Senior Accountant at Price Waterhouse.

Mr. Hedin received his M.B.A from Rutgers Graduate School of Management in 1980 and did graduate studies at Carnegie-Mellon University. He received his B.A. from Rutgers College in 1978. Mr. Hedin is a holder of the right to use the Chartered Financial Analyst® designation and is a Certified Public Accountant (retired). Mr. Hedin also holds various FINRA licenses including Series 7, 63, 99, 24 (Securities Principal) and 27 (Financial Principal).

Executive Officers Who Are Not Directors

Keith S. Franz has served as our Chief Financial Officer and Treasurer since 2011. Mr. Franz is principally responsible for our financial and day-to-day operating activities. Mr. Franz is also the Chief Financial Officer of CIM, our registered investment advisor. Mr. Franz joined CION Investments in March 2009 and was formerly the Vice President of Finance and Accounting and then a Senior Vice President and Principal Financial Officer through 2011. Prior to joining CION Investments, Mr. Franz was a senior executive for a business advisory and consulting firm from 2008 to 2009, the Vice President of Corporate Finance for a large publicly traded company from 2004 through 2008 and a Senior Audit Manager with E&Y, LLP in their assurance and business advisory group from 1991 through 2004. Mr. Franz received a B.S. from Binghamton University and is a certified public accountant and a Series 27 Financial and Operations principal.

Gregg A. Bresner joined our company in 2016. Mr. Bresner has over 25 years of corporate finance, investment and portfolio management experience with a focus in the leveraged finance sector. Prior to joining our company and CIM, Mr. Bresner worked at investment management and banking firms including Wasserstein Perella & Co., Bankers Trust Company, BT Alex. Brown, Deutsche Bank, Briscoe Capital Management and Plainfield Asset Management. Previously, Mr. Bresner served as the operating Chief Financial Officer of JDS Therapeutics from 2012 to 2016. At JDS, Mr. Bresner led the company's financial, accounting, capital raising, corporate development and human resource functions and completed multiple capital raises, licensing transactions and acquisitions. In 2010, Mr. Bresner co-founded Tyto Capital, an investment firm specializing in private debt and equity investments in U.S. based middle-market companies. Tyto originated and acquired multiple private investments from 2010 to 2012, including an equity investment in JDS Therapeutics. In 2003, Mr. Bresner co-founded Briscoe Capital Management, a registered investment manager and the portfolio manager of the Fairfield Briscoe Senior Capital Fund, a debt fund focused on non-investment grade senior secured debt assets. Mr. Bresner actively managed a diversified loan portfolio of approximately 100 issuers. While at Briscoe, Mr. Bresner successfully raised and utilized approximately $700 million of committed debt facilities with Citigroup and CIBC. In mid-2006, the Briscoe Capital team merged into Plainfield Asset Management, a multi-billion-dollar special situations hedge fund platform. From 2006 to 2010, Mr. Bresner served as a Managing Director of Plainfield, where he sourced and executed direct U.S. debt and equity investments for various Plainfield investment funds.

Mr. Bresner began his investment banking career in the Mergers & Acquisitions group of Wasserstein Perella, where he advised middle-market companies and private equity sponsors on mergers and acquisitions, leveraged recapitalization and restructuring transactions. While at Bankers Trust Company and Deutsche Bank, Mr. Bresner was a senior investment banker in the Financial Sponsors Group where he focused on sourcing, structuring and executing leveraged senior debt, high yield debt and mezzanine financings for private equity sponsors. Mr. Bresner graduated magna cum laude with a B.S. from Rensselaer Polytechnic Institute and received his M.B.A. from the Columbia University Graduate School of Business, where he was a Beta Gamma Sigma scholar. Mr. Bresner is a holder of the right to use the Chartered Financial Analyst® designation.

Stephen Roman joined CIG in July of 2013 and since August 2013 has been Vice President of CIM. During his tenure at our company, Mr. Roman has advised on numerous legal and regulatory matters and managed corporate and securities law compliance matters for our various corporate entities as well as our registered investment adviser. From November 2012 through June 2013, Mr. Roman served as an attorney in New York. Previously, he was an analyst at Forex Capital Markets. Mr. Roman received a J.D. from the Northwestern University School of Law and a B.S. from New York University. Mr. Roman is a holder of the right to use the Chartered Financial Analyst® designation and is a member of the CFA Institute.

Corporate Governance

Risk Oversight and Board Structure

The Board oversees our business and investment activities and is responsible for protecting the interests of our shareholders. The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Pursuant to our charter and bylaws, the Board may modify the number of directors on the Board, provided that the number of directors will not be fewer than one, the minimum number required by the Maryland General Corporation Law, or greater than twelve. Pursuant to our charter, our directors are divided into three classes. Each class of directors will hold office for a three-year term. However, the initial members of the three classes had initial terms of one, two and three years, respectively. At each annual meeting of shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. Each director will hold office for the term to which he or she is elected and serve until his or her successor is duly elected and qualified. The Board is currently comprised of six directors.

Through its direct oversight role, and indirectly through its committees, the Board performs a risk oversight function for us consisting of, among other things, the following activities: (1) at regular and special Board meetings, and on an ad hoc basis as needed, receiving and reviewing reports related to our performance and operations; (2) reviewing and approving, as applicable, our compliance policies and procedures; (3) meeting with the portfolio management team to review investment strategies, techniques and the processes used to manage related risks; (4) meeting with, or reviewing reports prepared by, the representatives of our key service providers, including our investment adviser, administrator, and independent registered public accounting firm, to review and discuss our activities and to provide direction with respect thereto; and (5) engaging the services of our chief compliance officer to test our compliance procedures and certain of our service providers.

Our charter, as well as regulations governing BDCs generally, require that a majority of our Board be persons other than “interested persons” of the BDC, as defined in Section 2(a)(19) of the 1940 Act. A majority of the members of our Board are not “interested persons” of our company or CIM, as defined in Section 2(a)(19) of the 1940 Act. These individuals are referred to as our independent directors. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with us. The members of the Board that are not independent directors are referred to as interested directors.

Messrs. Gatto and Reisner, who are “interested persons” as defined in Section 2(a)(19) of the 1940 Act, serve as the co-chief executive officers and co-chairmen of the Board. The Board believes that Messrs. Gatto and Reisner, as our co-chief executive officers and co-chairmen of the Board, are the directors with the most knowledge of our business strategy and are best situated to serve as chairmen of the Board.

The Board has determined that the following directors are independent directors: Messrs. Breakstone, Schwartz, Finlay and Hedin. Based upon information requested from each director concerning his background, employment and affiliations, the Board has affirmatively determined that none of the independent directors has, or within the last two years had, a material business or professional relationship with us, other than in his capacity as a member of the Board or any Board committee or as a shareholder. The Board does not currently have a lead independent director. The Board, after considering various factors, including, among other things, its current duties, responsibilities and our overall business, has concluded that its structure is appropriate at this time. The Board will continue to monitor our structure and determine whether it remains appropriate based on the complexity of our operations.

Committees of the Board

The Board has established a standing audit committee and a standing nominating and corporate governance committee. The Board met eight times and took action by unanimous written consent seven times during the fiscal year ended December 31, 2020. Each director attended more than 95% of the aggregate of all meetings of the Board held during the fiscal year ended December 31, 2020. We do not have a formal policy regarding director attendance at an annual meeting of shareholders.

Audit Committee

The members of our audit committee are Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz and Earl V. Hedin, each of whom meets the independence standards established by the SEC for audit committees and is independent for purposes of the 1940 Act. Mr. Schwartz serves as chairman of the audit committee. The Board has determined that Mr. Schwartz is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The audit committee operates pursuant to a written charter and meets periodically as necessary. A copy of the audit committee’s charter is available on our website: www.cioninvestments.com. The audit committee is responsible for selecting, engaging and discharging our independent registered public accounting firm (the “independent accountants”), reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The audit committee also establishes guidelines, reviews preliminary valuations and makes recommendations to the Board regarding the valuation of our loans and other investments. The audit committee met eight times in 2020.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Messrs. Breakstone, Finlay, Schwartz and Hedin, each of whom meets the independence standards established by the SEC for governance committees and is independent for purposes of the 1940 Act. Mr. Breakstone serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee operates pursuant to a written charter and meets periodically as necessary. A copy of the nominating and corporate governance committee’s charter is available on our website: www.cioninvestments.com. The nominating and corporate governance committee is responsible for selecting, researching, and nominating directors for election by our shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management. The nominating and corporate governance committee will consider shareholders’ proposed nominations for directors. The nominating and corporate governance committee met two times in 2020.

The nominating and corporate governance committee considers candidates suggested by its members and other directors, as well as our management and shareholders. A shareholder who wishes to recommend a prospective nominee for the Board must provide notice to our corporate secretary in accordance with the requirements set forth in our bylaws, the nominating and corporate governance committee charter and any applicable law, rule or regulation regarding director nominations. Nominations should be sent to Stephen Roman, Corporate Secretary, CĪON Investment Corporation, 3 Park Avenue, 36th Floor, New York, NY 10016. To have a candidate considered by the nominating and corporate governance committee, a shareholder must submit the recommendation in writing and must include the following information:

•	The name of the shareholder and evidence of the person’s ownership of shares, including the number of shares owned and the length of time of the ownership;

•	The name of the candidate, the candidate’s resume or a listing of his or her qualifications to be a director of our company and the person’s consent to be named as a director if selected by the nominating and corporate governance committee and nominated to the Board; and

•	If requested by the nominating and corporate governance committee, a completed and signed director’s questionnaire.

Compensation Committee

We do not have a compensation committee because our executive officers do not receive any direct compensation from us. However, the compensation payable to CIM pursuant to the investment advisory agreement has been separately approved by a majority of the independent directors. The Board will establish a compensation committee at the time of a listing in order to comply with the rules of the applicable national securities exchange.

Compensation of Directors

Directors who do not also serve in an executive officer capacity for us or CIM are entitled to receive annual cash retainer fees, fees for attending Board and committee meetings and annual fees for serving as a committee chairperson. These directors are Messrs. Breakstone, Schwartz, Finlay and Hedin. Commencing January 1, 2019, these directors are paid (i) annual cash retainer fees of $90,000; (ii) fees for attending Board and committee meetings (in-person or telephonically) of $800 per meeting; and (iii) annual fees of $25,000 for serving as a committee chairperson (per committee). Amounts payable under this arrangement are determined and paid quarterly in arrears.

We also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time. We did not pay compensation to our directors who also serve in an executive officer capacity for us or CIM for the year ended December 31, 2020.

The Company’s directors were paid compensation of $450,000 in connection with their service on the Board during the year ended December 31, 2020. No director or executive officer receives pension or retirement benefits from the Company.

Communications Between Shareholders and the Board of Directors

The Board welcomes communications from our shareholders. Shareholders may send communications to the Board, or to any particular director, to the following address: c/o CĪON Investment Corporation, 3 Park Avenue, 36th Floor, New York, NY 10016. Shareholders should indicate clearly the director or directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate director(s).

Code of Business Conduct

We have adopted a code of business conduct which applies to, among others, our officers, including our Co-Chief Executive Officers and our Chief Financial Officer, as well as the members of the Board. Our code of business conduct can be accessed via our website at www.cioninvestments.com. We intend to disclose any amendments to or waivers of required provisions of the code of business conduct on Form 8-K or on our website.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our executive officers do not receive any direct compensation from us. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are officers of CIM or by individuals who were contracted by CIM to work on our behalf, pursuant to the terms of the investment advisory agreement or administration agreement. Each of our executive officers is an officer of CIM, and the day-to-day investment operations and administration of our portfolio are managed by CIM. In addition, we reimburse CIM for our allocable portion of expenses incurred by CIM in performing its obligations under the administration agreement, including the allocable portion of the cost of our officers and their respective staffs determined under the administration agreement.

The investment advisory agreement and the administration agreement each provides that CIM and its officers, directors, controlling persons and any other person or entity affiliated with them acting as our agent shall be entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by CIM or such other person, and CIM and such other person shall be held harmless for any loss or liability suffered by us, if (i) CIM has determined, in good faith, that the course of conduct which caused the loss or liability was in our best interests, (ii) CIM or such other person was acting on behalf of or performing services for us, (iii) the liability or loss suffered was not the result of willful malfeasance, bad faith or gross negligence by CIM or an affiliate thereof acting as our agent, and (iv) the indemnification or agreement to hold CIM or such other person harmless is only recoverable out of our net assets and not from our shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of the date of this report, the beneficial ownership of our executive officers and directors, each person known to us to beneficially own 5% or more of our outstanding shares, and all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares is based upon information furnished by our transfer agent and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 3 Park Avenue, 36th Floor, New York, NY 10016.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors:
Mark Gatto(3)	55,611.1		*
Michael A. Reisner(3)	55,611.1		*
Independent Directors:
Robert A. Breakstone	None	None
Peter I. Finlay	None	None
Aron I. Schwartz	None	None
Earl V. Hedin(4)	7,701.75		*
Executive Officers:
Keith S. Franz	None	None
Gregg A. Bresner	None	None
Stephen Roman	None	None
All Executive Officers and Directors as a group (9 persons)	118,923.95		*

* Less than 1%.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Based on a total of 113,514,454 shares issued and outstanding on April 28, 2021.

(3) CION Investment Group, LLC, or CIG, is the record holder of 111,222.2 shares. Messrs. Gatto and Reisner control CIG and, as a result, may be deemed to be the indirect beneficial owners of the shares held by CIG. As permitted by Rule 16a-1(a)(4) under the Exchange Act, Messrs. Gatto and Reisner disclaim beneficial ownership of the shares held by CIG except to the extent of their respective pecuniary interest therein.

(4) The Hudson Partners Group Incentive Savings Trust, or the Trust, is the record holder of these shares. Mr. Hedin is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the Trust.

DOLLAR RANGE OF SECURITIES BENEFICIALLY OWNED BY DIRECTORS

Set forth in the table below is the dollar range of our equity securities beneficially owned by each director as of the date of this report.

Name of Director	Dollar Range of Equity Securities Beneficially Owned in the Company(1)(2)
Independent Directors:
Robert A. Breakstone	None
Peter I. Finlay	None
Aron I. Schwartz	None
Earl V. Hedin	$50,001 – $100,000
Interested Directors:
Mark Gatto	Over $100,000
Michael A. Reisner	Over $100,000

(1) The dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.

(2) Beneficial ownership determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. For example, we have a code of business conduct that generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and our interests. Waivers to the code of business conduct can generally only be obtained from the Chief Compliance Officer, the Co-Chairmen of the Board or the Chairman of the audit committee of the Board and are publicly disclosed as required by applicable law and regulations. In addition, the audit committee reviews all related person transactions for potential conflict of interest situations on an ongoing basis in accordance with our code of ethics, code of business conduct and other applicable policies and procedures, and all such transactions are approved or ratified by the audit committee as set forth in the audit committee charter.

Messrs. Gatto and Reisner, our Co-Chairmen and Co-Chief Executive Officers, also serve as Co-Chief Executive Officers of CIM. In addition, Messrs. Gatto and Reisner each directly and indirectly own approximately 38% of CIG’s ownership of CIM.

We have entered into an investment advisory agreement with CIM. Pursuant to the investment advisory agreement, we pay CIM a base management fee and an incentive fee. We have also entered into an administration agreement with CIM, pursuant to which we reimburse CIM for administrative expenses it incurs on our behalf.

On January 1, 2019, we entered into a servicing agreement with CIM’s affiliate, Apollo Investment Administration, L.P., or AIA, pursuant to which AIA furnishes us with administrative services including, but not limited to, loan and high yield trading services, trade and settlement support, and monthly valuation reports and support for all broker quoted investments. AIA is reimbursed for administrative expenses it incurs on our behalf in performing its obligations, provided that such reimbursement is reasonable, and costs and expenses incurred are documented.

Pursuant to an expense support and conditional reimbursement agreement between us and CIM, CIM has agreed to provide expense support to us in an amount that is sufficient to: (i) ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expense in relation to our investment income. Under certain conditions, CIM would be entitled to reimbursement of such expense support.

Our executive officers, certain of our directors and certain other finance professionals of CION Investments also serve as executives of CIM and officers of our company and Messrs. Gatto and Reisner are directors of CION Securities, LLC, the dealer manager for the offering of our shares, which ended on January 25, 2019. In addition, our executive officers and directors and the members of CIM and members of the investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or related, line of business as we do or of investment funds, accounts or other investment vehicles managed by our affiliates. These investment funds, accounts or other investment vehicles may have investment objectives similar to our investment objective. We may compete with entities managed by CIM and its affiliates for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by investment funds, accounts or other investment vehicles managed by CIM or its affiliates or by members of the investment committee. However, to fulfill its fiduciary duties to each of its clients, CIM intends to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with CIM’s allocation policy, investment objective and strategies so that we are not disadvantaged in relation to any other client. CIM has agreed with the Board that allocations among us and other investment funds affiliated with CIM will be made based on capital available for investment in the asset class being allocated. We expect that our available capital for investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, and the targeted leverage level and targeted asset mix and other investment policies and restrictions set by the Board or as imposed by applicable laws, rules, regulations or interpretations.

Policies and Procedures for Managing Conflicts

CIM and its affiliates have both subjective and objective procedures and policies in place designed to manage the potential conflicts of interest between CIM’s fiduciary obligations to us and its similar fiduciary obligations to other clients. For example, such policies and procedures may be designed so that, when appropriate, certain investment opportunities may be allocated on an alternating basis that is fair and equitable among us and their other clients. An investment opportunity that is suitable for multiple clients of CIM and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. There can be no assurance that CIM’s or its affiliates’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

The principals of CIM have managed and will continue to manage investment vehicles with similar or overlapping investment strategies. In order to address these issues, CIM has put in place an investment allocation policy that addresses the co-investment restrictions set forth under the 1940 Act and seeks to ensure the equitable allocation of investment opportunities when we are able to co-invest with other accounts managed by CIM and affiliated entities. In the absence of receiving exemptive relief from the SEC that would permit greater flexibility relating to co-investments, CIM will apply the investment allocation policy. When we engage in such permitted co-investments, we will do so in a manner consistent with CIM’s allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by CIM and approved by the Board, including all of the independent directors. The allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by the Board, including the independent directors. It is our policy to base our determinations as to the amount of capital available for investment on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and other investment policies and restrictions set by the Board or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities managed by CIM or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, CIM will need to decide whether we or such other entity or entities will proceed with the investment. CIM will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.

Competition

Certain officers of CIM are simultaneously providing investment management services to certain funds managed by its affiliates. CIM may determine that it is appropriate for us and one or more other investment accounts managed by CIM or any of its affiliates to participate in an investment opportunity. Further, funds or accounts managed by Apollo Global Management Inc., or Apollo, or its affiliates may also wish to participate in such investment opportunity or may in fact own an existing interest in such investment opportunity. As a BDC, we are subject to certain regulatory restrictions in making our investments with entities with which we may be restricted from doing so under the 1940 Act, unless we obtain an exemptive order from the SEC or co-invest alongside such affiliates in accordance with existing regulatory guidance. However, there can be no assurance that we will obtain such exemptive relief. Even if we receive exemptive relief, CIM’s investment committee may determine that we should not participate in a co-investment transaction. Furthermore, the Company is subject to certain regulatory restrictions on investing with Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo, and its affiliates in transactions where AIM or its affiliates negotiate terms other than price on our behalf.

Affiliated Dealer Manager

The dealer manager is an affiliate of CIM. This relationship may have created conflicts in connection with the dealer manager’s due diligence obligations under the federal securities laws. Although the dealer manager examined the information in the prospectus for accuracy and completeness, due to its affiliation with CIM, no independent review of us was made in connection with the distribution of shares in the offering, which ended on January 25, 2019.

Co-Investment Opportunities

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

Material Non-Public Information

Our senior management, members of CIM’s investment committee and other investment professionals from CIM may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.

Appraisal and Compensation

Our charter currently provides that, in connection with any transaction involving a merger, conversion or consolidation, either directly or indirectly, involving us and the issuance of securities of a surviving entity after the successful completion of such transaction, or “roll-up,” an appraisal of all of our assets will be obtained from a competent independent appraiser that will be filed as an exhibit to the registration statement registering the roll-up transaction. Such appraisal will be based on all relevant information and will indicate the value of our assets as of a date immediately prior to the announcement of the proposed roll-up. The engagement of such independent appraiser will be for the exclusive benefit of our shareholders. A summary of such appraisal will be included in a report to our shareholders in connection with a proposed roll-up. All shareholders will be afforded the opportunity to vote to approve such proposed roll-up and will be permitted to receive cash in an amount of such shareholder’s pro rata share of the appraised value of our net assets.

Item 14. Principal Accounting Fees and Services

RSM US LLP, or RSM, has been selected to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2021. We know of no direct financial or material indirect financial interest of RSM in us.

Change in Independent Registered Public Accounting Firm

On March 22, 2019, we dismissed Ernst & Young LLP, or Ernst & Young, as our independent registered public accounting firm. The decision to dismiss Ernst & Young was recommended and approved by the audit committee of our Board.

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

On March 26, 2019, we engaged RSM as our new independent registered public accounting firm. The decision to engage RSM was recommended and approved by the audit committee of our Board.

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

Fiscal Year	Audit Fees*	Audit-Related Fees**	Tax Fees***	All Other Fees****
2020	$749,336	$—	$20,374	$—
2019	$611,409	$—	$6,500	$—

*	“Audit Fees” consist of fees billed to us by RSM and Ernst & Young, as applicable, for professional services rendered for the audit of our year-end financial statements. These fees billed include fees related to RSM's review of our debt offering document.

**	“Audit-Related Fees” are those fees billed to us by RSM and Ernst & Young, as applicable, relating to audit services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

***	“Tax Fees” are those fees billed to us by RSM and Ernst & Young, as applicable, in connection with tax compliance services, including primarily the review of our income tax returns.

****	“All Other Fees” are those fees billed to us by RSM and Ernst & Young, as applicable, in connection with permitted non-audit services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following additional exhibits are filed with this Amendment:

Exhibit Index

Exhibit Number	Description of Document
31.4	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.
31.5	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.
31.6	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2021

CĪON Investment Corporation

(Registrant)

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

