Form 10-Q
period 2021-03-31
CION Investment Corp
filed 2021-05-14
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 10, 2021 was 113,514,454.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,516,451 and $1,501,529, respectively)	$1,474,164	$1,440,004
Non-controlled, affiliated investments (amortized cost of $150,828 and $134,184, respectively)	147,477	116,895
Controlled investments (amortized cost of $0 and $15,539, respectively)	—	12,472
Total investments, at fair value (amortized cost of $1,667,279 and $1,651,252, respectively)	1,621,641	1,569,371
Cash	1,641	19,914
Interest receivable on investments	17,101	17,484
Receivable due on investments sold and repaid	39,915	6,193
Dividends receivable on investments	315	45
Prepaid expenses and other assets	667	1,788
Total assets	$1,681,280	$1,614,795

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $8,689 and $5,044, respectively)	$716,311	$719,956
Payable for investments purchased	40,217	133
Accounts payable and accrued expenses	921	694
Interest payable	2,717	2,500
Accrued management fees	7,783	7,668
Accrued subordinated incentive fee on income	—	4,323
Accrued administrative services expense	389	1,265
Total liabilities	768,338	736,539

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
113,299,836 and 113,293,723 shares issued and outstanding, respectively	113	113
Capital in excess of par value	1,054,912	1,054,911
Accumulated distributable losses	(142,083)	(176,768)
Total shareholders' equity	912,942	878,256
Total liabilities and shareholders' equity	$1,681,280	$1,614,795
Net asset value per share of common stock at end of period	$8.06	$7.75
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020	2020
	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$26,102	$39,421	$125,395
Paid-in-kind interest income	6,135	1,876	17,078
Fee income	933	604	4,393
Dividend income	82	136	331
Non-controlled, affiliated investments
Interest income	1,401	798	7,883
Dividend income	827	475	3,012
Paid-in-kind interest income	823	783	2,082
Fee income	—	—	150
Controlled investments
Dividend income	—	1,655	3,518
Total investment income	36,303	45,748	163,842
Operating expenses
Management fees	7,783	8,451	31,828
Administrative services expense	684	394	2,465
Subordinated incentive fee on income	—	3,308	7,631
General and administrative	2,689	1,470	6,353
Interest expense	7,548	10,464	36,837
Total operating expenses	18,704	24,087	85,114
Net investment income	17,599	21,661	78,728
Realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	26	(3,983)	(69,687)
Non-controlled, affiliated investments	(1,080)	(211)	(211)
Controlled investments	(3,067)	—	—
Foreign currency	(7)	(2)	26
Net realized losses	(4,128)	(4,196)	(69,872)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	19,238	(110,726)	1,110
Non-controlled, affiliated investments	13,938	(7,837)	(17,945)
Controlled investments	3,067	(4,814)	(3,043)
Net change in unrealized appreciation (depreciation)	36,243	(123,377)	(19,878)
Net realized and unrealized gains (losses)	32,115	(127,573)	(89,750)
Net increase (decrease) in net assets resulting from operations	$49,714	$(105,912)	$(11,022)
Per share information—basic and diluted
Net increase (decrease) in net assets per share resulting from operations	$0.44	$(0.93)	$(0.10)
Weighted average shares of common stock outstanding	113,509,925	113,700,146	113,635,682
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020	2020
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$17,599	$21,661	$78,728
Net realized loss on investments	(4,121)	(4,194)	(69,898)
Net realized (loss) gain on foreign currency	(7)	(2)	26
Net change in unrealized appreciation (depreciation) on investments	36,243	(123,377)	(19,878)
Net increase (decrease) in net assets resulting from operations	49,714	(105,912)	(11,022)
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(15,029)	(20,793)	(63,283)
Net decrease in net assets resulting from shareholders' distributions	(15,029)	(20,793)	(63,283)
Changes in net assets from capital share transactions:
Reinvestment of shareholders' distributions	5,292	8,071	23,298
Repurchase of common stock	(5,291)	(8,071)	(23,300)
Net increase (decrease) in net assets resulting from capital share transactions	1	—	(2)

Total increase (decrease) in net assets	34,686	(126,705)	(74,307)
Net assets at beginning of period	878,256	952,563	952,563
Net assets at end of period	$912,942	$825,858	$878,256
Net asset value per share of common stock at end of period	$8.06	$7.29	$7.75
Shares of common stock outstanding at end of period	113,299,836	113,313,249	113,293,723
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020	2020
	(unaudited)	(unaudited)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$49,714	$(105,912)	$(11,022)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discount on investments	(3,172)	(5,181)	(13,214)
Proceeds from principal repayment of investments	174,274	182,814	465,547
Purchase of investments	(183,634)	(175,631)	(359,633)
Paid-in-kind interest and dividends capitalized	(7,515)	(3,270)	(21,420)
Increase in short term investments, net	(13,996)	(27,130)	(44,071)
Proceeds from sale of investments	15,000	27,584	77,630
Net realized loss on investments	4,121	4,194	69,898
Net change in unrealized (appreciation) depreciation on investments	(36,243)	123,377	19,878
Amortization of debt issuance costs	749	687	5,037
(Increase) decrease in due from counterparty	—	(1,865)	3,281
(Increase) decrease in interest receivable on investments	(722)	(828)	(1,137)
(Increase) decrease in dividends receivable on investments	(270)	(306)	1,061
(Increase) decrease in receivable due on investments sold and repaid	(33,722)	17,661	12,359
(Increase) decrease in prepaid expenses and other assets	1,121	362	(803)
Increase (decrease) in payable for investments purchased	40,084	19,761	(1,435)
Increase (decrease) in accounts payable and accrued expenses	227	262	(121)
Increase (decrease) in interest payable	217	(394)	(663)
Increase (decrease) in accrued management fees	115	(418)	(1,201)
Increase (decrease) in accrued administrative services expense	(876)	(896)	48
Increase (decrease) in subordinated incentive fee on income payable	(4,323)	(2,304)	(1,289)
Net cash provided by operating activities	1,149	52,567	198,730
Financing activities:
Repurchase of common stock	(5,291)	(8,071)	(23,300)
Shareholders' distributions paid	(9,737)	(12,722)	(39,985)
Repayments under financing arrangements	(125,000)	(75,300)	486,153
Borrowings under financing arrangements	125,000	41,118	(602,194)
Debt issuance costs paid	(4,394)	—	(5,625)
Net cash used in financing activities	(19,422)	(54,975)	(184,951)
Net (decrease) increase in cash and restricted cash	(18,273)	(2,408)	13,779
Cash and restricted cash, beginning of period	19,914	6,135	6,135
Cash and restricted cash, end of period	$1,641	$3,727	$19,914

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,582	$10,161	$32,403
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$5,292	$8,071	$23,298
Restructuring of portfolio investment	$—	$—	$91,326
Cash interest receivable exchanged for additional securities	$1,304	$—	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 137.5%
1244311 B.C. LTD., L+500, 1.00% LIBOR Floor, 9/30/2025(s)	3 Month LIBOR	Chemicals, Plastics & Rubber	$2,416	$2,292	$2,307
1244311 B.C. LTD., L+500, 1.00% LIBOR Floor, 9/30/2025(s)(v)	3 Month LIBOR	Chemicals, Plastics & Rubber	820	771	776
Adams Publishing Group, LLC, L+700, 1.75% LIBOR Floor, 7/2/2023(n)(o)	1 Month LIBOR	Media: Advertising, Printing & Publishing	11,858	11,794	11,710
Adapt Laser Acquisition, Inc., L+1200, 1.00% LIBOR Floor, 12/31/2023(v)	3 Month LIBOR	Capital Equipment	11,280	11,280	9,560
Adapt Laser Acquisition, Inc., L+1000, 1.00% LIBOR Floor, 12/31/2023	3 Month LIBOR	Capital Equipment	2,000	2,000	1,695
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,669	9,539	9,052
AIS Holdco, LLC, L+500, 0.00% LIBOR Floor, 8/15/2025(n)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	5,208	5,163	5,065
Alchemy US Holdco 1, LLC, L+550, 10/10/2025(n)	1 Month LIBOR	Construction & Building	12,874	12,749	12,600
Alert 360 Opco, Inc., L+600, 1.00% LIBOR Floor, 10/16/2025(n)(s)	1 Month LIBOR	Services: Consumer	12,209	12,209	12,224
Allen Media, LLC, L+550, 0.00% LIBOR Floor, 2/10/2027(n)(o)	3 Month LIBOR	Media: Diversified & Production	9,784	9,784	9,784
Alliance Healthcare Services, Inc., L+450, 1.00% LIBOR Floor, 10/24/2023(i)(v)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,173	3,995	3,912
ALM Media, LLC, L+650, 1.00% LIBOR Floor, 11/25/2024(n)(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	18,750	18,465	17,859
AMCP Staffing Intermediate Holdings III, LLC, L+675, 1.50% LIBOR Floor, 9/24/2025(n)	3 Month LIBOR	Services: Business	10,786	10,741	10,435
AMCP Staffing Intermediate Holdings III, LLC, 0.50% Unfunded, 9/24/2025	None	Services: Business	1,598	—	(52)
American Clinical Solutions LLC, 7.00%, 12/31/2022(n)(s)	None	Healthcare & Pharmaceuticals	3,500	3,437	3,264
American Clinical Solutions LLC, 7.00%, 6/30/2021(n)(s)	None	Healthcare & Pharmaceuticals	250	250	243
American Consolidated Natural Resources, Inc., L+1300, 1.00% LIBOR Floor, 9/16/2025(n)(v)	3 Month LIBOR	Metals & Mining	623	445	615
American Media, LLC, L+775, 1.50% LIBOR Floor, 12/31/2023(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,702	10,542	10,595
American Media, LLC, L+775, 1.50% LIBOR Floor, 12/31/2023(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	1,617	1,594	1,601
American Media, LLC, 0.50% Unfunded, 12/31/2023(n)	None	Media: Advertising, Printing & Publishing	85	—	(1)
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(n)	3 Month LIBOR	Telecommunications	19,505	18,850	16,189
Analogic Corp., L+525, 1.00% LIBOR Floor, 6/21/2024(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,938	4,878	4,839
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024(n)(v)	3 Month LIBOR	Media: Diversified & Production	16,701	16,191	16,534
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024(n)	3 Month LIBOR	Media: Diversified & Production	833	833	829
Anthem Sports & Entertainment Inc., 0.50% Unfunded, 9/9/2024	None	Media: Diversified & Production	1,333	—	(7)
APCO Holdings, LLC, L+550, 0.00% LIBOR Floor, 6/9/2025(n)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	9,286	9,224	9,124
Appalachian Resource Company, LLC, L+500, 1.00% LIBOR Floor, 9/10/2023	1 Month LIBOR	Metals & Mining	11,137	9,784	9,160
Appalachian Resource Company, LLC, 0.00% Unfunded, 9/10/2023(p)	None	Metals & Mining	2,500	—	—
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(n)(o)	1 Month LIBOR	Construction & Building	14,479	14,095	13,556
Avison Young (USA) Inc., L+500, 0.00% LIBOR Floor, 1/31/2026(h)(n)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	9,775	9,630	9,763
BK Medical Holding Company, Inc., L+525, 1.00% LIBOR Floor, 6/22/2024(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,950	4,918	4,752
Blackboard Inc., L+600, 1.00% LIBOR Floor, 6/30/2024(i)	3 Month LIBOR	Services: Consumer	4,987	4,987	4,978
Cadence Aerospace, LLC, L+850, 1.00% LIBOR Floor, 11/14/2023(n)(o)(v)	3 Month LIBOR	Aerospace & Defense	38,333	37,890	36,513
Cardinal US Holdings, Inc., L+500, 1.00% LIBOR Floor, 7/31/2023(n)	1 Month LIBOR	Services: Business	8,203	7,939	8,162
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
CB URS Holdings Corp., L+575, 1.00% LIBOR Floor, 9/1/2024(n)	6 Month LIBOR	Transportation: Cargo	15,750	15,692	14,654
Charming Charlie LLC, 20.00%, 4/24/2023(r)(s)	None	Retail	777	657	350
CHC Solutions Inc., 12.00%, 7/20/2023(o)(v)	None	Healthcare & Pharmaceuticals	7,729	7,729	7,623
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 1/16/2024(n)(o)(v)	1 Month LIBOR	Hotel, Gaming & Leisure	26,430	26,179	22,895
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 1/16/2024(n)(v)	1 Month LIBOR	Hotel, Gaming & Leisure	2,690	2,682	2,330
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 7/16/2023(n)(v)	1 Month LIBOR	Hotel, Gaming & Leisure	968	968	1,124
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/31/2021	None	Hotel, Gaming & Leisure	802	—	129
Country Fresh Holdings, LLC, 12.00%, 6/1/2022(v)	None	Beverage, Food & Tobacco	969	941	947
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(r)	3 Month LIBOR	Beverage, Food & Tobacco	1,020	1,000	338
Country Fresh Holdings, LLC, 15.00%, 6/15/2021(v)	None	Beverage, Food & Tobacco	326	312	326
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(n)(r)	3 Month LIBOR	Beverage, Food & Tobacco	414	414	137
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2026(n)(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	34,634	34,384	34,634
Coyote Buyer, LLC, L+800, 1.00% LIBOR Floor, 8/6/2026(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	6,250	6,119	6,250
Coyote Buyer, LLC, 0.50% Unfunded, 2/6/2025	None	Chemicals, Plastics & Rubber	2,500	—	—
David's Bridal, LLC, L+1000, 1.00% LIBOR Floor, 6/23/2023(v)	3 Month LIBOR	Retail	5,409	4,555	5,409
David's Bridal, LLC, L+600, 1.00% LIBOR Floor, 6/30/2023(v)	3 Month LIBOR	Retail	756	665	756
Deluxe Entertainment Services, Inc., L+650, 1.00% LIBOR Floor, 3/25/2024(n)(s)(v)	3 Month LIBOR	Media: Diversified & Production	3,570	3,658	3,570
DMT Solutions Global Corp., L+700, 0.00% LIBOR Floor, 7/2/2024(n)	(w)	Services: Business	17,250	16,949	16,819
Eagle Family Foods Group LLC, L+650, 1.00% LIBOR Floor, 6/14/2024	3 Month LIBOR	Beverage, Food & Tobacco	14,075	13,890	13,934
East Valley Tourist Development Authority, L+800, 1.00% LIBOR Floor, 3/7/2022(i)	6 Month LIBOR	Hotel, Gaming & Leisure	5,000	4,950	4,950
Entertainment Studios P&A LLC, 6.30%, 5/18/2037(k)(n)	None	Media: Diversified & Production	11,971	11,871	11,073
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(k)	None	Media: Diversified & Production	—	—	2,160
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(n)	1 Month LIBOR	Capital Equipment	25,875	25,707	25,358
Extreme Reach, Inc., L+750, 1.50% LIBOR Floor, 3/29/2024(n)(o)	1 Month LIBOR	Media: Diversified & Production	19,995	19,847	19,695
Extreme Reach, Inc., 0.50% Unfunded, 3/29/2024(n)(o)	None	Media: Diversified & Production	1,744	—	(26)
F+W Media, Inc., L+1000, 1.50% LIBOR Floor, 5/24/2022(r)(s)	1 Month LIBOR	Media: Diversified & Production	1,139	—	—
Foundation Consumer Healthcare, LLC, L+575, 1.00% LIBOR Floor, 11/2/2023(n)(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	34,205	33,878	34,205
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	2,094	—	—
Genesis Healthcare, Inc., 0.50% Unfunded, 3/6/2023(h)(n)	None	Healthcare & Pharmaceuticals	35,000	—	—
Geo Parent Corp., L+525, 0.00% LIBOR Floor, 12/19/2025(n)	1 Month LIBOR	Services: Business	14,700	14,592	14,663
Geon Performance Solutions, LLC, L+625, 1.63% LIBOR Floor, 10/25/2024(n)(o)	1 Month LIBOR	Chemicals, Plastics & Rubber	22,134	21,853	21,912
Geon Performance Solutions, LLC, 0.50% Unfunded, 10/25/2024	None	Chemicals, Plastics & Rubber	2,586	—	(26)
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023(n)	3 Month LIBOR	Services: Business	12,126	12,100	10,812
Healogics, Inc., L+425, 1.00% LIBOR Floor, 7/1/2021(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,687	4,667	4,687
Heritage Power, LLC, L+600, 1.00% LIBOR Floor, 7/30/2026(i)	6 Month LIBOR	Energy: Oil & Gas	4,987	4,800	4,791
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Hilliard, Martinez & Gonzales, LLP, L+1800, 2.00% LIBOR Floor, 12/17/2022(i)(n)(v)	1 Month LIBOR	Services: Consumer	22,124	22,033	21,801
Homer City Generation, L.P., 15.00%, 4/5/2023(n)(v)	None	Energy: Oil & Gas	10,999	11,420	8,716
Hoover Group, Inc., L+850, 1.25% LIBOR Floor, 10/1/2024(o)	3 Month LIBOR	Services: Business	5,195	5,177	5,228
HUMC Holdco, LLC, 9.00%, 4/15/2021(n)	None	Healthcare & Pharmaceuticals	9,667	9,662	9,594
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(i)(n)(o)	1 Month LIBOR	Energy: Oil & Gas	14,120	13,800	13,643
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(i)(n)	1 Month LIBOR	Energy: Oil & Gas	875	846	845
Hyperion Materials & Technologies, Inc., L+550, 1.00% LIBOR Floor, 8/28/2026(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	9,875	9,713	9,850
Independent Pet Partners Intermediate Holdings, LLC, 6.00%, 11/20/2023(n)(v)	None	Retail	9,837	9,755	8,276
Independent Pet Partners Intermediate Holdings, LLC, PRIME+500, 12/22/2022(n)(v)	Prime	Retail	2,004	2,004	2,004
Independent Pet Partners Intermediate Holdings, LLC, L+600, 0.00% LIBOR Floor, 12/22/2022(n)(v)	3 Month LIBOR	Retail	256	256	256
Infinity Sales Group, LLC, L+1050, 1.00% LIBOR Floor, 11/23/2022(n)	1 Month LIBOR	Services: Business	6,820	6,748	6,820
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(n)(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,554	15,546	14,860
Instant Web, LLC, L+650, 1.00% LIBOR Floor, 12/15/2022(n)(o)	1 Month LIBOR	Media: Advertising, Printing & Publishing	37,060	37,024	34,513
Instant Web, LLC, 0.50% Unfunded, 12/15/2022	None	Media: Advertising, Printing & Publishing	2,704	—	—
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(i)(n)	3 Month LIBOR	Beverage, Food & Tobacco	17,667	15,866	14,708
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2022(n)(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	11,153	11,107	10,707
Jenny C Acquisition, Inc., L+1050, 1.75% LIBOR Floor, 10/1/2024(n)(v)	2 Month LIBOR	Services: Consumer	11,661	11,592	10,597
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(n)	3 Month LIBOR	Beverage, Food & Tobacco	15,043	14,807	14,423
KITV, Inc., L+750, 1.00% LIBOR Floor, 3/4/2026(n)	3 Month LIBOR	Media: Diversified & Production	20,500	20,500	20,551
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(n)	6 Month LIBOR	Consumer Goods: Durable	8,019	7,918	7,183
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 9/30/2021(n)(o)	1 Month LIBOR	High Tech Industries	2,419	2,419	2,419
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 9/30/2021(h)	1 Month EURIBOR	High Tech Industries	€2,684	3,017	3,149
LAV Gear Holdings, Inc., L+750, 1.00% LIBOR Floor, 10/31/2024(n)(o)(v)	3 Month LIBOR	Services: Business	25,679	25,311	24,170
LAV Gear Holdings, Inc., L+750, 1.00% LIBOR Floor, 10/31/2024(n)(o)(v)	3 Month LIBOR	Services: Business	4,429	4,385	4,169
LGC US Finco, LLC, L+650, 1.00% LIBOR Floor, 12/20/2025(n)	1 Month LIBOR	Capital Equipment	9,750	9,498	9,433
Lift Brands, Inc., L+750, 1.00% LIBOR Floor, 6/29/2025(n)(o)(s)	1 Month LIBOR	Services: Consumer	23,642	23,642	23,642
Lift Brands, Inc., 9.50%, 6/29/2025(n)(o)(s)(v)	None	Services: Consumer	4,975	4,874	4,826
Lift Brands, Inc., 6/29/2025(n)(o)(q)(s)	None	Services: Consumer	5,296	4,717	4,673
Longview Power, LLC, L+1000, 1.50% LIBOR Floor, 7/30/2025(s)	3 Month LIBOR	Energy: Oil & Gas	4,221	2,559	4,295
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023(q)	3 Month LIBOR	Services: Business	23,665	23,665	23,014
Mimeo.com, Inc., L+1700, 1.00% LIBOR Floor, 12/21/2023(v)	3 Month LIBOR	Services: Business	2,688	2,688	2,758
Mimeo.com, Inc., 1.00% Unfunded, 12/21/2023	None	Services: Business	500	—	13
Moss Holding Company, L+700, 1.00% LIBOR Floor, 4/17/2024(n)(o)(v)	3 Month LIBOR	Services: Business	19,566	19,392	17,585
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	2,232	—	—
Napa Management Services Corp., L+500, 1.00% LIBOR Floor, 4/19/2023(i)	3 Month LIBOR	Healthcare & Pharmaceuticals	5,360	5,283	5,291
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
NASCO Healthcare Inc., L+450, 1.00% LIBOR Floor, 6/30/2023(n)	3 Month LIBOR	Services: Business	12,577	12,577	12,200
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(n)(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	12,155	12,080	12,034
One Call Corp., L+525, 1.00% LIBOR Floor, 11/25/2022(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	3,843	3,747	3,843
Optio Rx, LLC, L+700, 0.00% LIBOR Floor, 6/28/2024(n)(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	23,938	23,827	23,399
Optio Rx, LLC, L+1000, 0.00% LIBOR Floor, 6/28/2024(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	2,515	2,494	2,669
Palmetto Solar, LLC, 12.00%, 12/12/2024(n)	None	High Tech Industries	16,738	16,342	17,240
Palmetto Solar, LLC, 0.75% Unfunded, 12/12/2021	None	High Tech Industries	3,262	—	98
Patterson Medical Supply, Inc., L+475, 1.00% LIBOR Floor, 8/28/2022(i)	1 Month LIBOR	Healthcare & Pharmaceuticals	5,984	5,894	5,958
PetroChoice Holdings, Inc., L+500, 1.00% LIBOR Floor, 8/20/2022(i)	3 Month LIBOR	Chemicals, Plastics & Rubber	3,927	3,807	3,777
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(n)	3 Month LIBOR	Consumer Goods: Non-Durable	9,750	9,157	9,281
Pixelle Specialty Solutions LLC, L+650, 1.00% LIBOR Floor, 10/31/2024(n)	1 Month LIBOR	Forest Products & Paper	21,686	21,388	21,717
Plano Molding Company, LLC, L+900, 1.00% LIBOR Floor, 5/12/2022(n)(v)	3 Month LIBOR	Consumer Goods: Non-Durable	5,993	5,990	6,167
Plano Molding Company, LLC, L+900, 1.00% LIBOR Floor, 5/11/2022(n)(v)	3 Month LIBOR	Consumer Goods: Non-Durable	732	727	754
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	19,550	19,281	17,888
Securus Technologies Holdings, Inc., L+450, 1.00% LIBOR Floor, 11/1/2024(n)	6 Month LIBOR	Telecommunications	3,939	3,078	3,919
Sequoia Healthcare Management, LLC, 12.75%, 8/21/2023(n)(o)(r)	None	Healthcare & Pharmaceuticals	8,525	8,457	6,287
SIMR, LLC, L+1700, 2.00% LIBOR Floor, 9/7/2023(s)(v)	1 Month LIBOR	Healthcare & Pharmaceuticals	17,896	17,728	15,078
Smart & Final Inc., L+675, 0.00% LIBOR Floor, 6/20/2025(n)	1 Month LIBOR	Retail	7,755	7,202	7,823
Software Luxembourg Acquisitions S.À.R.L., L+750, 1.00% LIBOR Floor, 4/27/2025(h)(o)	3 Month LIBOR	High Tech Industries	3,011	2,911	3,010
Software Luxembourg Acquisitions S.À.R.L., L+750, 1.00% LIBOR Floor, 12/27/2024(h)(o)	1 Month LIBOR	High Tech Industries	807	784	815
Sorenson Communications, LLC, L+550, 0.75% LIBOR Floor, 3/17/2026(n)	3 Month LIBOR	Telecommunications	10,000	9,900	10,025
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2021(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,587	12,546	12,178
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2021(n)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,146	1,056	1,154
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2021(n)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	619	493	599
Stats Intermediate Holdings, LLC, L+525, 0.00% LIBOR Floor, 7/12/2026(n)	3 Month LIBOR	High Tech Industries	9,875	9,703	9,879
Tenere Inc., L+850, 1.00% LIBOR Floor, 5/5/2025(n)(o)	3 Month LIBOR	Capital Equipment	18,080	18,035	18,125
Tensar Corp., L+675, 1.00% LIBOR Floor, 10/20/2025(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	4,988	4,872	5,025
The Pasha Group, L+800, 1.00% LIBOR Floor, 1/26/2023(n)(o)	1 Month LIBOR	Transportation: Cargo	4,198	4,145	4,167
The Pay-O-Matic Corp., L+900, 1.00% LIBOR Floor, 10/29/2021(j)(n)	3 Month LIBOR	Services: Consumer	6,737	6,737	6,738
Vesta Holdings, LLC, L+1000, 1.00% LIBOR Floor, 2/25/2024(n)	2 Month LIBOR	Banking, Finance, Insurance & Real Estate	25,000	25,000	25,000
Volta Charging, LLC, 12.00%, 6/19/2024(n)	None	Media: Diversified & Production	15,000	15,000	16,050
Volta Charging, LLC, 12.00%, 6/19/2024(n)	None	Media: Diversified & Production	12,000	11,983	12,840
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(n)(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,460	9,398	9,023
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,657	1,644	1,578
West Dermatology Management Holdings, LLC, L+750, 1.00% LIBOR Floor, 2/11/2025	3 Month LIBOR	Healthcare & Pharmaceuticals	1,182	1,182	1,173
West Dermatology Management Holdings, LLC, 0.75% Unfunded, 2/11/2022	None	Healthcare & Pharmaceuticals	7,655	(23)	(57)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Williams Industrial Services Group, Inc., L+900, 1.00% LIBOR Floor, 12/16/2025(o)	3 Month LIBOR	Services: Business	9,925	9,925	9,937
Williams Industrial Services Group, Inc., 0.50% Unfunded, 6/16/2022	None	Services: Business	5,000	—	6
Wind River Systems, Inc., L+675, 1.00% LIBOR Floor, 6/24/2024	3 Month LIBOR	High Tech Industries	24,671	24,452	24,455
Winebow Holdings, Inc., L+375, 1.00% LIBOR Floor, 7/1/2021(n)(o)	1 Month LIBOR	Beverage, Food & Tobacco	5,864	5,766	5,864
Wok Holdings Inc., L+625, 0.00% LIBOR Floor, 3/1/2026(n)	1 Month LIBOR	Beverage, Food & Tobacco	20,496	19,967	19,583
Total Senior Secured First Lien Debt				1,283,804	1,255,426
Senior Secured Second Lien Debt - 16.9%
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(n)(o)	1 Month LIBOR	Services: Business	17,250	17,143	17,035
Carestream Health, Inc., L+1250, 1.00% LIBOR Floor, 8/8/2023(n)(o)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	11,729	11,729	11,318
Country Fresh Holdings, LLC, L+850, 1.00% LIBOR Floor, 4/29/2024(n)(r)(v)	3 Month LIBOR	Beverage, Food & Tobacco	2,297	2,297	—
Dayton Superior Corp., L+700, 2.00% LIBOR Floor, 12/4/2024(n)	3 Month LIBOR	Construction & Building	1,489	1,489	1,487
Deluxe Entertainment Services, Inc., L+850, 1.00% LIBOR Floor, 9/25/2024(n)(r)(s)(v)	3 Month LIBOR	Media: Diversified & Production	10,335	10,017	—
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026(n)	3 Month LIBOR	Services: Business	11,891	11,695	11,653
Global Tel*Link Corp., L+825, 0.00% LIBOR Floor, 11/29/2026(o)	1 Month LIBOR	Telecommunications	11,500	11,340	11,385
Medical Solutions Holdings, Inc., L+838, 1.00% LIBOR Floor, 6/16/2025(n)	6 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,902	9,750
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,700	6,193
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(n)(o)	2 Month LIBOR	Services: Business	7,000	6,994	6,974
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024(h)	1 Month EURIBOR	Chemicals, Plastics & Rubber	€6,263	6,712	7,346
Patterson Medical Supply, Inc., L+1050, 1.00% LIBOR Floor, 8/28/2023(n)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	15,187	15,129	14,769
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	3 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,339	14,550
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2024(v)	3 Month LIBOR	Telecommunications	3,502	3,436	1,996
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025	3 Month LIBOR	Telecommunications	2,942	2,920	2,770
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025	1 Month LIBOR	Services: Business	13,393	13,170	9,877
Winebow Holdings, Inc., L+750, 1.00% LIBOR Floor, 1/2/2022(n)	1 Month LIBOR	Beverage, Food & Tobacco	12,823	12,763	12,823
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/14/2026(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,895	14,700
Total Senior Secured Second Lien Debt				172,670	154,626
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Collateralized Securities and Structured Products - Equity - 1.5%
APIDOS CLO XVI Subordinated Notes, 0.00% Estimated Yield, 1/19/2025(h)	(g)	Diversified Financials	9,000	3,007	1,799
CENT CLO 19 Ltd. Subordinated Notes, 0.00% Estimated Yield, 10/29/2025(h)	(g)	Diversified Financials	2,000	1,161	407
Galaxy XV CLO Ltd. Class A Subordinated Notes, 5.76% Estimated Yield, 4/15/2025(h)	(g)	Diversified Financials	4,000	1,937	1,784
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026(h)	(g)	Diversified Financials	10,000	9,047	9,850
Total Collateralized Securities and Structured Products - Equity				15,152	13,840
Unsecured Debt - 0.6%
WPLM Acquisition Corp., 15.00%, 11/24/2025(v)	None	Media: Advertising, Printing & Publishing	5,752	5,671	5,493
Total Unsecured Debt				5,671	5,493
Equity - 11.5%
1244301 B.C. LTD., Common Shares(p)(s)		Chemicals, Plastics & Rubber	807,268 Units	—	266
ACNR Holdings, Inc., Common Stock(p)		Metals & Mining	6,018 Units	90	90
ACNR Holdings, Inc., Preferred Stock(p)		Metals & Mining	1,890 Units	26	168
Alert 360 Topco, Inc., Common Stock(p)(s)		Services: Consumer	584,498 Units	3,624	3,634
American Clinical Solutions LLC, Class A Membership Interests(p)(s)		Healthcare & Pharmaceuticals	6,030,384 Units	1,658	4,704
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(p)		Media: Diversified & Production	907 Units	205	155
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(p)		Media: Diversified & Production	160 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(p)		Media: Diversified & Production	2,960 Units	—	—
ARC Financial Partners, LLC, Membership Interests (25% ownership)(p)(s)		Metals & Mining	N/A	—	—
Ascent Resources - Marcellus, LLC, Membership Units(p)		Energy: Oil & Gas	511,255 Units	1,642	419
Ascent Resources - Marcellus, LLC, Warrants(p)		Energy: Oil & Gas	132,367 Units	13	1
BCP Great Lakes Fund LP, Partnership Interests (11.4% ownership)(h)(s)		Diversified Financials	N/A	10,857	10,857
Carestream Health Holdings, Inc., Warrants(p)		Healthcare & Pharmaceuticals	233 Units	565	717
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend(u)		Healthcare & Pharmaceuticals	2,727,273 Units	5,553	7,227
CION SOF Funding, LLC, Membership Interests (87.5% ownership)(t)		Diversified Financials	N/A	—	—
Conisus Holdings, Inc., Series B Preferred Stock, 12% Dividend(s)(u)		Healthcare & Pharmaceuticals	12,677,833 Units	15,618	18,782
Conisus Holdings, Inc., Common Stock(p)(s)		Healthcare & Pharmaceuticals	4,914,556 Units	200	18,118
Country Fresh Holdings, LLC, Membership Units(p)		Beverage, Food & Tobacco	2,985 Units	5,249	—
Dayton HoldCo, LLC, Membership Units(p)		Construction & Building	37,264 Units	4,136	6,983
DBI Investors, Inc., Series A1 Preferred Stock(p)		Retail	20,000 Units	802	—
DBI Investors, Inc., Series A Preferred Stock(p)		Retail	1,396 Units	140	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2021
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
DBI Investors, Inc., Series B Preferred Stock(p)	Retail	4,183 Units	410	—
DBI Investors, Inc., Common Stock(p)	Retail	39,423 Units	—	—
DBI Investors, Inc., Reallocation Rights(p)	Retail	7,500 Units	—	—
DESG Holdings, Inc., Common Stock(i)(p)(s)	Media: Diversified & Production	1,268,143 Units	13,675	—
HDNet Holdco LLC, Preferred Unit Call Option(p)	Media: Diversified & Production	1 Unit	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(p)	Retail	1,000,000 Units	1,000	—
Independent Pet Partners Intermediate Holdings, LLC, Class B-2 Preferred Units(p)	Retail	2,632,771 Units	2,133	1,178
Independent Pet Partners Intermediate Holdings, LLC, Class C Preferred Units(p)	Retail	2,632,771 Units	2,633	2,682
Independent Pet Partners Intermediate Holdings, LLC, Warrants(p)	Retail	155,880 Units	—	—
Longview Intermediate Holdings C, LLC, Membership Units(p)(s)	Energy: Oil & Gas	589,487 Units	2,524	8,618
Mooregate ITC Acquisition, LLC, Class A Units(p)(s)	High Tech Industries	500 Units	563	89
Mount Logan Capital Inc., Common Stock(f)(h)(s)	Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	2,397
NS NWN Acquisition, LLC, Voting Units(p)	High Tech Industries	346 Units	393	1,474
NS NWN Acquisition, LLC, Class A Preferred Units(p)	High Tech Industries	111 Units	110	332
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)	Consumer Goods: Durable	1,575 Units	1,000	676
Palmetto Clean Technology, Inc., Warrants(p)	High Tech Industries	724,112 Units	472	2,556
Phillips Pet Holding Corp., Common Stock(p)	Retail	235 Units	13	17
SIMR Parent, LLC, Class B Common Units(p)(s)	Healthcare & Pharmaceuticals	12,283,163 Units	8,002	—
SIMR Parent, LLC, Class W Units(p)(s)	Healthcare & Pharmaceuticals	1,778,219 Units	—	—
Snap Fitness Holdings, Inc., Class A Stock(p)(s)	Services: Consumer	9,858 Units	3,078	3,453
Snap Fitness Holdings, Inc., Warrants(p)(s)	Services: Consumer	3,996 Units	1,247	1,400
Software Luxembourg Holding S.A., Class A Common Stock(h)(p)	High Tech Industries	28,202 Units	4,536	5,323
Software Luxembourg Holding S.A., Class B Common Stock(h)(p)	High Tech Industries	2,388 Units	384	647
Software Luxembourg Holding S.A., Class A Warrants(h)(p)	High Tech Industries	3,512 Units	117	—
Software Luxembourg Holding S.A., Class B Warrants(h)(p)	High Tech Industries	7,023 Units	220	—
Spinal USA, Inc. / Precision Medical Inc., Warrants(p)	Healthcare & Pharmaceuticals	14,181,915 Units	5,806	—
Tenere Inc., Warrants(p)(s)	Capital Equipment	N/A	161	1,700
Total Equity			102,389	104,663
Short Term Investments - 9.6%(l)
First American Treasury Obligations Fund, Class Z Shares, 0.03%(m)			87,593	87,593
Total Short Term Investments			87,593	87,593
TOTAL INVESTMENTS - 177.6%			$1,667,279	1,621,641
LIABILITIES IN EXCESS OF OTHER ASSETS - (77.6%)				(708,699)
NET ASSETS - 100%				$912,942
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2021
(in thousands)
b.The 1, 2, 3 and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.11%, 0.13%, 0.19% and 0.21%, respectively, as of March 31, 2021.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2021, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2021. The 1 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.58%) as of March 31, 2021.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2021, 96.5% of the Company’s total assets represented qualifying assets.
i.Position or a portion thereof unsettled as of March 31, 2021.
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
m.7-day effective yield as of March 31, 2021.
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of March 31, 2021 (see Note 8).
o.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of March 31, 2021 (see Note 8).
p.Non-income producing security.
q.The ultimate interest earned on this loan will be determined based on the portfolio company’s EBITDA at a specified trigger event.
r.Investment or a portion thereof was on non-accrual status as of March 31, 2021.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2021
(in thousands)
s.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2020 and March 31, 2021, along with transactions during the three months ended March 31, 2021 in these affiliated investments, are as follows:

		Three Months Ended March 31, 2021				Three Months Ended March 31, 2021
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2020	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2021	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
1244301 B.C. LTD.
First Lien Term Loan A	$2,289	$5	$(6)	$19	$2,307	$—	$41	$—
First Lien Term Loan B	755	15	—	6	776	—	14	—
Common Shares	—	—	—	266	266	—	—	—
Alert 360 Opco, Inc.
First Lien Term Loan	—	12,239	(31)	16	12,224	—	201	—
Common Stock	—	3,624	—	10	3,634	—	—	—
American Clinical Solutions LLC
Tranche I Term Loan	3,124	9	—	131	3,264	—	70	—
First Amendment Tranche I Term Loan	242	—	—	1	243	—	4	—
Class A Membership Interests	663	—	—	4,041	4,704	—	—	—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	—
BCP Great Lakes Fund LP
Membership Interests	12,611	904	(2,911)	253	10,857	—	—	323
Charming Charlie, LLC
Vendor Payment Financing Facility	350	—	—	—	350	—	—	—
Conisus Holdings, Inc.
Series B Preferred Stock	16,481	475	—	1,826	18,782	—	—	475
Common Stock	12,401	—	—	5,717	18,118	—	—	—
DESG Holdings, Inc.
First Lien Term Loan	3,978	34	(432)	(10)	3,570	—	82	—
Second Lien Term Loan	—	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—
F+W Media, Inc.
First Lien Term Loan B-1	—	—	(1,115)	1,115	—	(1,080)	—	—
Lift Brands, Inc.
Term Loan A	23,642	—	—	—	23,642	—	502	—
Term Loan B	4,751	121	—	(46)	4,826	—	121	—
Term Loan C	4,687	32	—	(46)	4,673	—	32	—
Longview Intermediate Holdings C, LLC
Membership Units	7,988	—	—	630	8,618	—	—	—
Longview Power, LLC
First Lien Term Loan	2,414	1,934	(6)	(47)	4,295	—	150	—
Mount Logan Capital Inc.
Common Stock	2,409	—	—	(12)	2,397	—	—	29
SIMR, LLC
First Lien Term Loan	13,347	1,753	—	(22)	15,078	—	1,007	—
SIMR Parent, LLC
Class B Membership Units	—	—	—	—	—	—	—	—
Warrants	—	—	—	—	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	3,389	—	—	64	3,453	—	—	—
Warrants	1,374	—	—	26	1,400	—	—	—
Totals	$116,895	$21,145	$(4,501)	$13,938	$147,477	$(1,080)	$2,224	$827
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
March 31, 2021
(in thousands)
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Includes PIK interest income.
t.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2020 and March 31, 2021, along with transactions during the three months ended March 31, 2021 in these controlled investments, are as follows:

		Three Months Ended March 31, 2021				Three Months Ended March 31, 2021
Controlled Investments	Fair Value at December 31, 2020	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2021	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
CION SOF Funding, LLC
Membership Interests	$12,472	$—	$(15,539)	$3,067	$—	$(3,067)	$—	$—
Totals	$12,472	$—	$(15,539)	$3,067	$—	$(3,067)	$—	$—
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
(3)Includes PIK interest income.
u.For the three months ended March 31, 2021, non-cash dividend income of $475 and $82 was recorded on the Company's investment in Conisus Holdings, Inc. and CHC Medical Partners, Inc., respectively.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2021
(in thousands)
v.As of March 31, 2021, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
1244311 B.C. LTD.	Senior Secured First Lien Debt	—	6.00%	6.00%
Adapt Laser Acquisition, Inc.	Senior Secured First Lien Debt	11.00%	2.00%	13.00%
Alliance Healthcare Services, Inc.	Senior Secured First Lien Debt	4.50%	1.00%	5.50%
American Consolidated Natural Resources, Inc.	Senior Secured First Lien Debt	11.00%	3.00%	14.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	7.75%	2.75%	10.50%
Cadence Aerospace, LLC	Senior Secured First Lien Debt	4.25%	5.25%	9.50%
Carestream Health, Inc.	Senior Secured Second Lien Debt	5.50%	8.00%	13.50%
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
CircusTrix Holdings, LLC	Senior Secured First Lien Debt	—	9.00%	9.00%
CircusTrix Holdings, LLC	Senior Secured First Lien Debt	6.50%	2.50%	9.00%
Country Fresh Holdings, LLC	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
Country Fresh Holdings, LLC	Senior Secured First Lien Debt	—	15.00%	15.00%
Country Fresh Holdings, LLC	Senior Secured Second Lien Debt	—	9.50%	9.50%
David's Bridal, LLC	Senior Secured First Lien Debt	6.00%	1.00%	7.00%
David's Bridal, LLC	Senior Secured First Lien Debt	6.00%	5.00%	11.00%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	6.00%	1.50%	7.50%
Deluxe Entertainment Services, Inc.	Senior Secured Second Lien Debt	7.00%	2.50%	9.50%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	20.00%	20.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	6.00%	6.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	8.25%	8.25%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	0.19%	6.00%	6.19%
Jenny C Acquisition, Inc.	Senior Secured First Lien Debt	—	12.25%	12.25%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	3.50%	5.00%	8.50%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Mimeo.com, Inc.	Revolving Term Loan	8.00%	10.00%	18.00%
Moss Holding Company	Senior Secured First Lien Debt	7.50%	0.50%	8.00%
Patterson Medical Supply, Inc.	Senior Secured Second Lien Debt	1.00%	10.50%	11.50%
Plano Molding Company, LLC	Senior Secured First Lien Debt	8.50%	1.50%	10.00%
Premiere Global Services, Inc.	Senior Secured Second Lien Debt	0.50%	10.00%	10.50%
SIMR, LLC	Senior Secured First Lien Debt	—	19.00%	19.00%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	9.70%	9.70%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
w.As of March 31, 2021, the index rate for $250, $8,500 and $8,750 was Prime, 1 Month LIBOR and 3 Month LIBOR, respectively.
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
b.The 1, 2, 3, 6 and 12 month LIBOR rates were 0.14%, 0.19%, 0.24%, 0.26% and 0.34%, respectively, as of December 31, 2020.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2020, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2020. The 1 month EURIBOR rate was (0.59%) as of December 31, 2020.
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
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPM as of December 31, 2020 (see Note 8).
o.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS as of December 31, 2020 (see Note 8).
p.Non-income producing security.
q.The ultimate interest earned on this loan will be determined based on the portfolio company’s EBITDA at a specified trigger event.
r.Investment or a portion thereof was on non-accrual status as of December 31, 2020.
See accompanying notes to consolidated financial statements

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2020
(in thousands)
s.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2019 and 2020, along with transactions during the year ended December 31, 2020 in these affiliated investments, are as follows:

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
(3)Includes PIK interest income.
t.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2019 and 2020, along with transactions during the year ended December 31, 2020 in these controlled investments, are as follows:

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
March 31, 2021
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2020 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2020 and the consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2020 are derived from the 2020 audited consolidated financial statements and include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company did not consolidate its interest in CION SOF Funding, LLC, or CION SOF. See Note 7 for a description of the Company’s investment in CION SOF.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
(in thousands, except share and per share amounts)
The Company evaluates subsequent events through the date that the consolidated financial statements are issued.
Recently Announced Accounting Standards
In March 2020, the Financial Accounting Standards Board, or the FASB, issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $87,593 and $73,597 of such investments at March 31, 2021 and December 31, 2020, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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

Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of March 31, 2021.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2017, 2018, and 2019.
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
During the first half of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which spread to over 100 countries, including the United States, and spread to every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 continued to be identified in additional countries, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Although countries, including the United States, have slowly started to loosen these restrictions, such actions created and will continue to create disruption in global supply chains, and adversely impacted many industries. In addition, certain European countries instituted another lockdown during the fourth quarter of 2020 as a second wave of the outbreak occurred. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.
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
March 31, 2021
(in thousands, except share and per share amounts)
Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The level in the fair value hierarchy for each fair value measurement has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The level assigned to the investment valuations may not be indicative of the risk or liquidity associated with investing in such investments. Because of the inherent uncertainties of valuation, the values reflected in the consolidated financial statements may differ materially from the value that would be received upon an actual sale of such investments. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses that the Company ultimately realizes on these investments to materially differ from the valuations currently assigned.
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
March 31, 2021
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of March 31, 2021 and December 31, 2020.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
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
March 31, 2021
(in thousands, except share and per share amounts)
The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended March 31,				Year Ended December 31,
	2021		2020		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	681,553	5,292	1,008,333	8,071	2,992,532	23,298
Total gross shares/proceeds	681,553	5,292	1,008,333	8,071	2,992,532	23,298
Sales commissions and dealer manager fees	—	—	—	—	—	—
Net shares/proceeds	681,553	5,292	1,008,333	8,071	2,992,532	23,298
Share repurchase program	(675,440)	(5,291)	(1,076,229)	(8,071)	(3,079,954)	(23,300)
Net shares/proceeds from (for) share transactions	6,113	$1	(67,896)	$—	(87,422)	$(2)
Since commencing its initial continuous public offering on July 2, 2012 and through March 31, 2021, the Company sold 113,299,836 shares of common stock for net proceeds of $1,155,286 at an average price per share of $10.20. The net proceeds include gross proceeds received from reinvested shareholder distributions of $227,254, for which the Company issued 25,788,085 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $227,254, for which the Company repurchased 25,979,994 shares of common stock.

During the period from April 1, 2021 to May 10, 2021, the Company received gross proceeds of $1,723 from reinvested shareholder distributions, for which the Company issued 214,640 shares of common stock.

Since commencing its initial continuous public offering on July 2, 2012 and through May 10, 2021, the Company sold 113,514,454 shares of common stock for net proceeds of $1,157,009 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $228,977, for which the Company issued 26,002,725 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $227,254, for which the Company repurchased 25,980,017 shares of common stock.

In August 2020, the Company obtained approval from its shareholders authorizing the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period. The Company has not issued any such shares as of the date of these notes to consolidated financial statements and does not currently intend to do so through August 2021 (the 12-month anniversary of such shareholder approval). In 2021, the Company will seek to obtain from its shareholders and they may approve a proposal that again authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
(in thousands, except share and per share amounts)
The following table summarizes the share repurchases completed during the year ended December 31, 2020 and the three months ended March 31, 2021:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2020
March 31, 2020	March 30, 2020	1,076,229	13%	$7.50	$8,071
June 30, 2020(1)	N/A	1,765	N/A	7.50	14
September 30, 2020	N/A	—	N/A	N/A	—
December 31, 2020	December 30, 2020	2,001,960	20%	7.60	15,215
Total for the year ended December 31, 2020		3,079,954			$23,300

2021
March 31, 2021	March 24, 2021	675,440	6%	$7.83	$5,291
Total for the three months ended March 31, 2021		675,440			$5,291
(1) Represents an adjustment made during the three months ended June 30, 2020 to shares repurchased during the three months ended March 31, 2020.
Note 4. Transactions with Related Parties
For the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended March 31,		Year Ended December 31,
Entity	Capacity	Description	2021	2020	2020
CIM	Investment adviser	Management fees(1)	$7,783	$8,451	$31,828
CIM	Investment adviser	Incentive fees(1)	—	3,308	7,631
CIM	Administrative services provider	Administrative services expense(1)	684	394	2,465
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(1)	47	7	56
			$8,514	$12,160	$41,980
(1)Amounts charged directly to operations.
The Company has entered into an investment advisory agreement with CIM. On November 13, 2020, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2020. Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The Company receives 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 9.375% is exceeded, at which point the Company receives 20% of all pre-incentive fee net investment income that exceeds the annualized rate of 9.375%. For the three months ended March 31, 2021 and 2020, the liabilities recorded for subordinated incentive fees were $0 and $3,308, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
(in thousands, except share and per share amounts)
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020, the Company had no liability for and did not record any capital gains incentive fees.

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
On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with CIG, whereby CIG agreed to provide expense support to the Company in an amount that is sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it has achieved economies of scale sufficient to ensure that it bears a reasonable level of expense in relation to its investment income. On December 16, 2015, the Company further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the agreement. On January 2, 2018, the Company entered into an expense support and conditional reimbursement agreement with CIM for purposes of, among other things, replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement. On December 9, 2020, the Company and CIM further amended the expense support and conditional reimbursement agreement to extend the termination date of such agreement from December 31, 2020 to December 31, 2021.

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

Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. For the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020, the Company did not receive any expense support from CIM. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIM and the Company did not repay any expense support to CIM during the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020. The Company may or may not be requested to reimburse any expense support provided in the future.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
(in thousands, except share and per share amounts)
As of March 31, 2021 and December 31, 2020, the total liability payable to CIM and its affiliates was $8,237 and $13,275, respectively, which primarily related to fees earned by CIM during the three months ended March 31, 2021 and December 31, 2020, respectively.
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
Indemnifications
The investment advisory agreement, the administration agreement and the dealer manager agreement with CIM and CION Securities, LLC (formerly, ICON Securities, LLC), or CION Securities, each provide certain indemnifications from the Company to the other relevant parties to such agreements. The Company’s maximum exposure under these agreements is unknown. However, the Company has not experienced claims or losses pursuant to these agreements and believes the risk of loss related to such indemnifications to be remote.
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

The Company’s board of directors declared or ratified distributions for 19 and 3 record dates during the year ended December 31, 2020 and the three months ended March 31, 2021, respectively.
The following table presents cash distributions per share that were declared during the year ended December 31, 2020 and the three months ended March 31, 2021:

	Distributions
Three Months Ended	Per Share	Amount
2020
March 31, 2020 (thirteen record dates)	$0.1829	$20,793
June 30, 2020 (no record dates)	—	—
September 30, 2020 (two record dates)	0.0883	10,011
December 31, 2020 (four record dates)	0.2842	32,479
Total distributions for the year ended December 31, 2020	$0.5554	$63,283

2021
March 31, 2021 (three record dates)	$0.1324	$15,029
Total distributions for the three months ended March 31, 2021	$0.1324	$15,029

On March 16, 2021, the Company's co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for April 2021. The distributions were paid on April 28, 2021 to shareholders of record as of April 27, 2021. Shareholders who previously elected to receive distributions in additional shares of the Company common stock pursuant to the Company’s distribution reinvestment plan were issued additional shares for the April 2021 distributions on April 28, 2021.

On April 15, 2021, the Company's co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for May 2021. The distributions will be paid on May 26, 2021 to shareholders of record as of May 25, 2021. Shareholders who previously elected to receive distributions in additional shares of the Company common stock pursuant to the Company’s distribution reinvestment plan will be issued additional shares for the May 2021 distributions on May 26, 2021.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
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

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The Company has not established limits on the amount of funds it may use from available sources to make distributions. For the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020, none of the Company's distributions resulted from expense support from CIM. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on the Company’s investment performance, and can only be sustained if the Company maintains positive investment performance in future periods and/or CIM provides such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurances that the Company will maintain such performance in order to sustain these distributions or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods.
The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended March 31,						Year Ended December 31,
	2021			2020			2020
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.1324	$15,029	100.0%	$0.1829	$20,793	100.0%	$0.5554	$63,283	100.0%
Total distributions	$0.1324	$15,029	100.0%	$0.1829	$20,793	100.0%	$0.5554	$63,283	100.0%
It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute at least 90% of its taxable income to its shareholders. In addition, by distributing during each calendar year at least 90% of its “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, the Company intends not to be subject to corporate level federal income tax. Accordingly, no federal income tax provision was required for the year ended December 31, 2020. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

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
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. All distributions for 2020 were characterized as ordinary income distributions for federal income tax purposes.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
(in thousands, except share and per share amounts)
The tax components of accumulated earnings for the current year will be determined at year end. As of December 31, 2020, the components of accumulated losses on a tax basis were as follows:

December 31, 2020
Undistributed ordinary income	$5,950
Other accumulated losses	(1,793)
Net unrealized depreciation on investments and total return swap	(161,664)
Total accumulated losses	$(157,507)
As of March 31, 2021, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $44,443; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $169,819; the net unrealized depreciation was $125,376; and the aggregate cost of securities for Federal income tax purposes was $1,747,017.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of March 31, 2021 and December 31, 2020 at amortized cost and fair value was as follows:

	March 31, 2021			December 31, 2020
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,283,804	$1,255,426	81.8%	$1,266,564	$1,223,268	81.8%
Senior secured second lien debt	172,670	154,626	10.1%	171,480	151,506	10.1%
Collateralized securities and structured products - equity	15,152	13,840	0.9%	15,305	12,131	0.8%
Unsecured debt	5,671	5,493	0.4%	5,668	5,464	0.4%
Equity	102,389	104,663	6.8%	118,638	103,405	6.9%
Subtotal/total percentage	1,579,686	1,534,048	100.0%	1,577,655	1,495,774	100.0%
Short term investments(2)	87,593	87,593		73,597	73,597
Total investments	$1,667,279	$1,621,641		$1,651,252	$1,569,371
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
March 31, 2021
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$287,329	18.7%	$298,944	19.9%
Services: Business	212,278	13.8%	211,572	14.0%
Chemicals, Plastics & Rubber	124,555	8.1%	141,654	9.5%
Media: Diversified & Production	113,208	7.4%	108,078	7.2%
Media: Advertising, Printing & Publishing	108,664	7.1%	110,083	7.4%
Services: Consumer	97,966	6.4%	85,254	5.7%
Beverage, Food & Tobacco	83,083	5.4%	69,975	4.7%
High Tech Industries	71,486	4.7%	55,619	3.7%
Capital Equipment	65,871	4.3%	65,752	4.4%
Banking, Finance, Insurance & Real Estate	51,349	3.3%	41,211	2.8%
Telecommunications	46,284	3.0%	46,638	3.1%
Energy: Oil & Gas	41,328	2.7%	28,136	1.9%
Aerospace & Defense	36,513	2.4%	35,751	2.4%
Construction & Building	34,626	2.3%	34,653	2.3%
Hotel, Gaming & Leisure	31,428	2.0%	21,920	1.5%
Retail	28,751	1.9%	29,312	2.0%
Diversified Financials	24,697	1.6%	37,214	2.5%
Forest Products & Paper	21,717	1.4%	21,686	1.4%
Transportation: Cargo	18,821	1.2%	19,001	1.3%
Consumer Goods: Non-Durable	16,202	1.1%	15,757	1.1%
Metals & Mining	10,033	0.7%	10,147	0.7%
Consumer Goods: Durable	7,859	0.5%	7,417	0.5%
Subtotal/total percentage	1,534,048	100.0%	1,495,774	100.0%
Short term investments	87,593		73,597
Total investments	$1,621,641		$1,569,371

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
(in thousands, except share and per share amounts)

	March 31, 2021		December 31, 2020
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,483,733	96.7%	$1,446,950	96.8%
Canada	15,509	1.0%	14,775	1.0%
Cayman Islands	13,840	0.9%	12,131	0.8%
Luxembourg	9,795	0.7%	10,034	0.7%
Netherlands	7,346	0.5%	7,651	0.5%
Cyprus	3,149	0.2%	3,557	0.2%
Bermuda	676	—	676	—
Subtotal/total percentage	1,534,048	100.0%	1,495,774	100.0%
Short term investments	87,593		73,597
Total investments	$1,621,641		$1,569,371
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of March 31, 2021 and December 31, 2020, investments on non-accrual status represented 0.5% and 0.5%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2021 and December 31, 2020, the Company’s unfunded commitments amounted to $75,738 and $43,130, respectively. As of May 10, 2021, the Company’s unfunded commitments amounted to $79,985. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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

In December 2020, the Company and BCP elected to wind-down the operations of CION SOF. On January 28, 2021, CION SOF sold all of its remaining debt and equity investments to the Company. On March 18, 2021, CION SOF declared final cash distributions and on March 19, 2021, distributed all remaining capital to the Company and BCP.

The Company and BCP were not required to make any additional capital contributions to CION SOF. The Company’s equity investment in CION SOF was not redeemable. All portfolio and other material decisions regarding CION SOF required approval of its board of managers, which was comprised of four members, two of whom were selected by the Company and the other two were selected by BCP. Further, all portfolio and other material decisions required the affirmative vote of at least one board member from the Company and one board member from BCP.

The Company also served as administrative agent to CION SOF to provide loan servicing functions and other administrative services. In certain cases, these loan servicing functions and other administrative services were performed by CIM.

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

For the three months ended March 31, 2020 and the year ended December 31, 2020, the Company recorded dividend income from its equity interest in CION SOF of $1,412 and $3,518, respectively. The Company did not record any dividend income from its equity interest in CION SOF for the three months ended March 31, 2021.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
(in thousands, except share and per share amounts)
In accordance with ASU 2015-02, Consolidation, the Company determined that CION SOF was a variable interest entity, or VIE. However, the Company was not the primary beneficiary and therefore did not consolidate CION SOF. The Company's maximum exposure to losses from CION SOF was limited to its equity contribution to CION SOF.

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
d.7-day effective yield as of December 31, 2020.
The following table includes selected balance sheet information for CION SOF as of December 31, 2020:

Selected Balance Sheet Information:	December 31, 2020
Investments, at fair value (amortized cost of $13,833)	$13,833
Cash and other assets	41
Interest receivable on investments	454
Total assets	$14,328

Other liabilities	$75
Total liabilities	75
Members' capital	14,253
Total liabilities and members' capital	$14,328

The following table includes selected statement of operations information for CION SOF for the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended March 31,		Year Ended December 31,
Selected Statement of Operations Information:	2021	2020	2020
Total revenues	$29	$2,589	$7,874
Total expenses	29	942	3,934
Net realized loss on investments	—	—	(3,427)
Net change in unrealized (depreciation) appreciation on investments	—	(4,107)	28
Net (decrease) increase in net assets	$—	$(2,460)	$541

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2021:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	L+3.10%	$500,000	$75,000	May 15, 2024
2026 Notes(1)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
UBS Facility	Repurchase Agreement	L+3.375%	100,000	50,000	November 19, 2023
			$725,000	$125,000
(1)As of March 31, 2021, the fair value of the 2026 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2021.

JPM Credit Facility

On August 26, 2016, 34th Street entered into a senior secured credit facility with JPM. The senior secured credit facility with JPM, or the JPM Credit Facility, provided for borrowings in an aggregate principal amount of $150,000, of which $25,000 could have been funded as a revolving credit facility, each subject to conditions described in the JPM Credit Facility. On August 26, 2016, 34th Street drew down $57,000 of borrowings under the JPM Credit Facility. On August 21, 2018, 34th Street drew down $25,577 of additional borrowings under the Amended JPM Credit Facility (as defined below).

On September 30, 2016, July 11, 2017, November 28, 2017 and May 23, 2018, 34th Street amended and restated the JPM Credit Facility, or the Amended JPM Credit Facility, with JPM. Under the Amended JPM Credit Facility entered into on September 30, 2016, the aggregate principal amount available for borrowings was increased from $150,000 to $225,000, of which $25,000 could have been funded as a revolving credit facility, subject to conditions described in the Amended JPM Credit Facility. On September 30, 2016, 34th Street drew down $167,423 of additional borrowings under the Amended JPM Credit Facility, a portion of which was used to purchase the portfolio of loans from Credit Suisse Park View BDC, Inc. Under the Amended JPM Credit Facility entered into on July 11, 2017 and November 28, 2017, certain immaterial administrative amendments were made as a result of the termination of AIM as the Company's investment sub-adviser as discussed in Note 1. Under the Amended JPM Credit Facility entered into on May 23, 2018, (i) the aggregate principal amount available for borrowings was increased from $225,000 to $275,000, of which $25,000 may be funded as a revolving credit facility, subject to conditions described in the Amended JPM Credit Facility, (ii) the reinvestment period was extended until August 24, 2020 and (iii) the maturity date was extended to August 24, 2021.

On May 15, 2020, 34th Street amended and restated the Amended JPM Credit Facility, or the Second Amended JPM Credit Facility, with JPM in order to fully repay all amounts outstanding under the Citibank Credit Facility and the MS Credit Facility and repay $100,000 of advances outstanding under the UBS Facility (as described below). Under the Second Amended JPM Credit Facility, the aggregate principal amount available for borrowings was increased from $275,000 to $700,000, of which $75,000 may be funded as a revolving credit facility, subject to conditions described in the Second Amended JPM Credit Facility, during the reinvestment period. Under the Second Amended JPM Credit Facility, the reinvestment period was extended until May 15, 2022 and the maturity date was extended to May 15, 2023. Advances under the Second Amended JPM Credit Facility bore interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.25% per year. On May 15, 2020 and May 19, 2020, 34th Street drew down $358,878 and $100,000 of borrowings under the Second Amended JPM Credit Facility, respectively. On May 15, 2020, May 22, 2020, June 12, 2020, June 19, 2020, June 29, 2020, July 6, 2020 and August 14, 2020, 34th Street repaid $13,843, $15,000, $5,000, $18,000, $11,000, $13,500 and $7,535 of borrowings under the Second Amended JPM Credit Facility, respectively.

On February 26, 2021, 34th Street amended and restated the Second Amended JPM Credit Facility, or the Third Amended JPM Credit Facility, with JPM. Under the Third Amended JPM Credit Facility, the aggregate principal amount available for borrowings was reduced from $700,000 to $575,000, subject to conditions described in the Third Amended JPM Credit Facility. In addition, under the Third Amended JPM Credit Facility, the reinvestment period was extended from May 15, 2022 to May 15, 2023 and the maturity date was extended from May 15, 2023 to May 15, 2024. Advances under the Third Amended JPM Credit Facility bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.10% per year, which was reduced from a spread of 3.25% per year. 34th Street incurred certain customary costs and expenses in connection with the Third Amended JPM Credit Facility. No other material terms of the Second JPM Credit Facility were revised in connection with the Third Amended JPM Credit Facility. On February 17, 2021, 34th Street repaid $125,000 of borrowings under the Third Amended JPM Credit Facility.

Interest is payable quarterly in arrears. 34th Street may prepay advances pursuant to the terms and conditions of the Third Amended JPM Credit Facility, subject to a 1% premium in certain circumstances. In addition, 34th Street will be subject to a non-usage fee of 1.0% per year on the amount, if any, of the aggregate principal amount available under the Third Amended JPM Credit Facility that has not been borrowed through May 14, 2023. The non-usage fees, if any, are payable quarterly in arrears.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
(in thousands, except share and per share amounts)
As of March 31, 2021 and December 31, 2020, the principal amount outstanding on the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, respectively, was $500,000 and $625,000, respectively.

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

In connection with the Third Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended March 31, 2021, 34th Street was in compliance with all covenants and reporting requirements.

Through March 31, 2021, the Company incurred debt issuance costs of $11,402 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of March 31, 2021 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility. At March 31, 2021, the unamortized portion of the debt issuance costs was $6,092.

For the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, as applicable, were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020	2020
Stated interest expense	$4,818	$3,036	$19,069
Amortization of deferred financing costs	677	152	1,582
Non-usage fee	219	63	509
Total interest expense	$5,714	$3,251	$21,160
Weighted average interest rate(1)	3.56%	4.90%	3.90%
Average borrowings	$565,278	$250,000	$493,122
(1)Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Third Amended JPM Credit Facility and is annualized for periods covering less than one year.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
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

The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after February 11, 2021, if any, (iv) a minimum asset coverage ratio of not less than 200%, or 150% if the Company obtains the requisite shareholder approval and the Company's common stock is listed for trading on a national securities exchange, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended March 31, 2021, the Company was in compliance with all reporting requirements.

The Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new unsecured credit facilities, loans or indebtedness in excess of $25,000 incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the Note Purchase Agreement. In addition, the Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy.

As of March 31, 2021, the aggregate principal amount of 2026 Notes outstanding was $125,000.

For the three months ended March 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

For the Period from February 11, 2021 through March 31, 2021

Stated interest expense	$766
Amortization of deferred financing costs	72
Total interest expense	$838
Weighted average interest rate(1)	4.50%
Average borrowings	$125,000
(1)Includes the stated interest expense on the 2026 Notes and is annualized for periods covering less than one year.

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
March 31, 2021
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

The Class A-R Notes will be issued pursuant to a Second Amended and Restated Indenture, dated December 17, 2020, between Murray Hill Funding II and U.S. Bank, as trustee, or the Second Amended Indenture. Under the Second Amended Indenture, the aggregate principal amount of Notes and Class A-R Notes that may be issued by Murray Hill Funding II from time to time is $150,000. Murray Hill Funding, in turn, entered into a repurchase transaction with UBS pursuant to the terms of the related Annex and Master Confirmation, dated December 17, 2020, to the Global Master Repurchase Agreement, dated May 19, 2017, related to the Class A-R Notes. Murray Hill Funding is required to repurchase the Class A-R Notes that will be sold to UBS by no later than November 19, 2023. The financing fee for the funded Class A-R Notes is equal to the three-month LIBOR plus a spread of 3.375% per year while the financing fee for the unfunded Class A-R Notes is equal to 0.75% per year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
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

Pursuant to the Amended UBS Facility, Murray Hill Funding has made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility.

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At March 31, 2021, all upfront fees and other expenses were fully amortized.

As of March 31, 2021, Notes in the aggregate principal amount of $100,000 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $100,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of March 31, 2021, the amount due at maturity under the Amended UBS Facility was $100,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of March 31, 2021, the fair value of assets held by Murray Hill Funding II was $186,717.

For the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020	2020
Stated interest expense	$902	$2,703	$6,732
Non-usage fee	94	—	16
Amortization of deferred financing costs	—	234	360
Total interest expense	$996	$2,937	$7,108
Weighted average interest rate(1)	3.98%	5.35%	4.81%
Average borrowings	$100,000	$200,000	$137,978
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
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

For the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Second Amended Citibank Credit Facility were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020	2020
Stated interest expense	$—	$2,369	$3,171
Non-usage fee	—	177	288
Amortization of deferred financing costs	—	172	1,551
Total interest expense	$—	$2,718	$5,010
Weighted average interest rate(1)	—	3.91%	3.72%
Average borrowings	$—	$256,609	$91,385
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
March 31, 2021
(in thousands, except share and per share amounts)
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

For the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Amended MS Credit Facility were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020	2020
Stated interest expense	$—	$1,362	$1,928
Amortization of deferred financing costs	—	129	1,544
Non-usage fee	—	67	87
Total interest expense	$—	$1,558	$3,559
Weighted average interest rate(1)	—	4.90%	4.50%
Average borrowings	$—	$115,294	$43,984
(1)Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended MS Credit Facility and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of March 31, 2021 and December 31, 2020, according to the fair value hierarchy:

	March 31, 2021(1)				December 31, 2020(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,255,426	$1,255,426	$—	$—	$1,223,268	$1,223,268
Senior secured second lien debt	—	—	154,626	154,626	—	—	151,506	151,506
Collateralized securities and structured products - equity	—	—	13,840	13,840	—	—	12,131	12,131
Unsecured debt	—	—	5,493	5,493	—	—	5,464	5,464
Equity	2,397	—	91,409	93,806	2,409	—	75,913	78,322
Short term investments	87,593	—	—	87,593	73,597	—	—	73,597
Total Investments	$89,990	$—	$1,520,794	$1,610,784	$76,006	$—	$1,468,282	$1,544,288
(1)Excludes the Company's $10,857 investment in BCP Great Lakes Fund LP, which was measured at NAV.
(2)Excludes the Company's $12,472 investment in CION SOF and $12,611 investment in BCP Great Lakes Fund LP, which were measured at NAV.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
(in thousands, except share and per share amounts)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2020	$1,223,268	$151,506	$12,131	$5,464	$75,913	$1,468,282
Investments purchased(2)	189,026	1,027	—	—	1,298	191,351
Net realized loss	(1,073)	—	—	—	—	(1,073)
Net change in unrealized appreciation	14,918	1,930	1,862	26	14,198	32,934
Accretion of discount	3,002	167	—	3	—	3,172
Sales and principal repayments	(173,715)	(4)	(153)	—	—	(173,872)
Ending balance, March 31, 2021	$1,255,426	$154,626	$13,840	$5,493	$91,409	$1,520,794
Change in net unrealized appreciation on investments still held as of March 31, 2021(1)	$12,423	$1,930	$1,862	$26	$14,198	$30,439
(1)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.

	Three Months Ended March 31, 2020
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2019	$1,351,767	$248,253	$7,212	$14,182	$4,900	$56,886	$1,683,200
Investments purchased	177,154	354	—	—	—	611	178,119
Net realized (gain) loss	(4,195)	1	—	—	—	—	(4,194)
Net change in unrealized depreciation	(85,030)	(17,215)	—	(3,020)	(104)	(11,042)	(116,411)
Accretion of discount	4,689	488	—	—	4	—	5,181
Sales and principal repayments	(170,060)	(30,716)	(7,212)	(190)	—	—	(208,178)
Ending balance, March 31, 2020	$1,274,325	$201,165	$—	$10,972	$4,800	$46,455	$1,537,717
Change in net unrealized depreciation on investments still held as of March 31, 2020(1)	$(81,934)	$(16,670)	$—	$(3,020)	$(104)	$(11,042)	$(112,770)
(1)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
(in thousands, except share and per share amounts)
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$955,557	Discounted Cash Flow	Discount Rates	4.8%	—	29.0%	10.3%
	239,724	Broker Quotes	Broker Quotes	N/A			N/A
	25,700	Market Comparable Approach	Revenue Multiple	0.16x	—	1.80x	1.77x
	24,238		EBITDA Multiple	4.00x	—	7.50x	6.18x
	10,207	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	136,443	Discounted Cash Flow	Discount Rates	8.3%	—	17.6%	10.9%
	16,187	Broker Quotes	Broker Quotes	N/A			N/A
	1,996	Market Comparable Approach	EBITDA Multiple	10.00x			N/A
Collateralized securities and structured products - equity	13,840	Discounted Cash Flow	Discount Rates	11.0%	—	17.0%	12.6%
Unsecured debt	5,493	Discounted Cash Flow	Discount Rates	16.4%			N/A
Equity	44,965	Market Comparable Approach	EBITDA Multiple	3.00x	—	24.00x	12.33x
	18,784		Revenue Multiple	0.60x	—	2.29x	1.46x
	8,618		$ per kW	$281.5			N/A
	18,782	Discounted Cash Flow	Discount Rates	14.3%			N/A
	259	Broker Quotes	Broker Quotes	N/A			N/A
	1	Options Pricing Model	Expected Volatility	N/A			70%
Total	$1,520,794
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
(in thousands, except share and per share amounts)

	December 31, 2020
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$881,684	Discounted Cash Flow	Discount Rates	5.5%	—	36.2%	11.0%
	305,974	Broker Quotes	Broker Quotes	N/A			N/A
	21,920	Market Comparable Approach	Revenue Multiple	2.33x			N/A
	9,361		EBITDA Multiple	2.50x			N/A
	4,329	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	121,865	Discounted Cash Flow	Discount Rates	8.7%	—	17.3%	11.9%
	25,763	Broker Quotes	Broker Quotes	N/A			N/A
	2,305	Market Comparable Approach	EBITDA Multiple	4.75x			N/A
	1,573		Revenue Multiple	0.20x			N/A
Collateralized securities and structured products - equity	12,131	Discounted Cash Flow	Discount Rates	12.0%	—	18.0%	13.5%
Unsecured debt	5,464	Discounted Cash Flow	Discount Rates	16.5%			N/A
Equity	39,644	Market Comparable Approach	EBITDA Multiple	3.00x	—	18.50x	10.13x
	11,634		Revenue Multiple	0.20x	—	2.33x	1.56x
	7,988		$ per kW	$271.50			N/A
	16,481	Discounted Cash Flow	Discount Rates	18.5%			N/A
	163	Broker Quotes	Broker Quotes	N/A			N/A
	3	Options Pricing Model	Expected Volatility	60.0%	—	70.0%	70.0%
Total	$1,468,282
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020	2020
Professional fees	$1,265	$297	$1,490
Transfer agent expense	422	395	1,189
Valuation expense	252	276	999
Accounting and administration costs	237	146	680
Dues and subscriptions	169	82	342
Insurance expense	132	108	489
Director fees and expenses	103	116	450
Printing and marketing expense	44	15	378
Other expenses	65	35	336
Total general and administrative expense	$2,689	$1,470	$6,353

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
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

As of March 31, 2021 and December 31, 2020, the Company’s unfunded commitments were as follows:

Unfunded Commitments	March 31, 2021(1)	December 31, 2020(1)
Genesis Healthcare, Inc.	$35,000	$—
West Dermatology Management Holdings, LLC	7,655	7,655
Williams Industrial Services Group, Inc.	5,000	5,000
BCP Great Lakes Fund LP	4,143	2,135
Palmetto Solar, LLC	3,262	3,262
Instant Web, LLC	2,704	2,704
Geon Performance Solutions, LLC	2,586	2,586
Appalachian Resource Company, LLC	2,500	2,500
Coyote Buyer, LLC	2,500	2,500
Moss Holding Company	2,232	2,232
Foundation Consumer Healthcare, LLC	2,094	4,211
Extreme Reach, Inc.	1,744	1,744
AMCP Staffing Intermediate Holdings III, LLC	1,598	1,370
Anthem Sports & Entertainment Inc.	1,333	1,333
CircusTrix Holdings, LLC	802	2,898
Mimeo.com, Inc.	500	1,000
American Media, LLC	85	—
Total	$75,738	$43,130
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2021 and December 31, 2020, refer to the table above and the consolidated schedules of investments. As of May 10, 2021, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $79,985.
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
March 31, 2021
(in thousands, except share and per share amounts)
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, and administrative agent fees. The following table summarizes the Company’s fee income for the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020	2020
Amendment fees	$584	$489	$3,550
Capital structuring and other fees	294	115	968
Administrative agent fees	55	—	25
Total	$933	$604	$4,543
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020	2020
Per share data:(1)
Net asset value at beginning of period	$7.75	$8.40	$8.40
Results of operations:
Net investment income	0.16	0.19	0.69
Net realized and net change in unrealized gains (losses)(2)	0.28	(1.12)	(0.78)
Net increase (decrease) in net assets resulting from operations(2)	0.44	(0.93)	(0.09)
Shareholder distributions:
Distributions from net investment income	(0.13)	(0.18)	(0.56)
Net decrease in net assets resulting from shareholders' distributions	(0.13)	(0.18)	(0.56)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—	—
Repurchases of common stock(4)	—	—	—
Net increase in net assets resulting from capital share transactions	—	—	—
Net asset value at end of period	$8.06	$7.29	$7.75
Shares of common stock outstanding at end of period	113,299,836	113,313,249	113,293,723
Total investment return-net asset value(5)	5.73%	(11.25)%	(0.94)%
Net assets at beginning of period	$878,256	$952,563	$952,563
Net assets at end of period	$912,942	$825,858	$878,256
Average net assets	$891,806	$917,565	$875,846
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	1.97%	2.36%	8.99%
Ratio of gross operating expenses to average net assets(6)(7)	2.10%	2.62%	9.72%
Ratio of net operating expenses to average net assets(6)	2.10%	2.62%	9.72%
Portfolio turnover rate(8)	12.20%	10.53%	22.99%
Asset coverage ratio(9)	2.26	2.02	2.21
(1)The per share data for the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020 was derived by using the weighted average shares of common stock outstanding during each period.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
(in thousands, except share and per share amounts)
(2)The amount shown for net realized and net change in unrealized gains (losses) is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase (decrease) in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.
(3)The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020. The Company's follow-on continuous public offering ended on January 25, 2019.
(4)Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020.
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
(6)Ratio is not annualized.
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
Note 14. Subsequent Event
More Term Loan
On April 14, 2021, the Company entered into an Unsecured Term Loan Facility Agreement, or the Term Loan Agreement, with More Provident Funds Ltd., or More, as lender. The Term Loan Agreement with More, or the More Term Loan, provides for an unsecured term loan to the Company in an aggregate principal amount of $30,000. On April 20, 2021, the Company drew down $30,000 of borrowings under the More Term Loan. After the deduction of fees and other financing expenses, the Company received net borrowings of approximately $29,000, which the Company intends to use for working capital and other general corporate purposes.
Advances under the More Term Loan mature on September 30, 2024, and bear interest at a rate of 5.20% per year payable quarterly in arrears. The Company has the right to, at its option, prepay all or any portion of advances then outstanding together with a prepayment fee equal to the higher of (i) zero, or (ii) the discounted present value of all remaining interest payments that would have been paid by the Company through the maturity date with respect to the principal amount of such advance that is to be prepaid or becomes due and payable pursuant to the Term Loan Agreement. The discounted present value portion of the prepayment fee is calculated by applying a discount rate on the same periodic basis as that on which interest on advances is payable equal to the sum of 2.00% plus the yield to maturity of the most recently issued U.S. Treasury securities having a maturity equal to the remaining average life of the More Term Loan, or if there are no such U.S. Treasury securities, using such implied yield to maturity determined in accordance with the terms of the Term Loan Agreement.
Advances under the More Term Loan are general unsecured obligations of the Company that rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of the Company's subsidiaries, financing vehicles or similar facilities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021
(in thousands, except share and per share amounts)
The Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 200%, or 150% subject to certain U.S. SEC relief actions and the Company's common stock being listed for trading on a national securities exchange, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” or similar terms include CĪON Investment Corporation and its consolidated subsidiaries. In addition, the term "portfolio companies" refers to companies in which we have invested, either directly or indirectly through our consolidated subsidiaries.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.
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

More Term Loan
On April 14, 2021, we entered into the Term Loan Agreement with More, as lender. The More Term Loan provides for an unsecured term loan to us in an aggregate principal amount of $30,000. On April 20, 2021, we drew down $30,000 of borrowings under the More Term Loan. After the deduction of fees and other financing expenses, we received net borrowings of approximately $29,000, which we intend to use for working capital and other general corporate purposes. See Note 14 to our consolidated financial statements contained in this report for additional information regarding the More Term Loan.

Portfolio Investment Activity for the Three Months Ended March 31, 2021 and 2020 and the Year Ended December 31, 2020
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended March 31,		Year Ended December 31,
Net Investment Activity	2021	2020	2020
Purchases and drawdowns
Senior secured first lien debt	$181,990	$175,543	$347,992
Senior secured second lien debt	—	—	4,375
Equity	1,644	88	7,266
Sales and principal repayments	(189,274)	(210,398)	(543,167)
Net portfolio activity	$(5,640)	$(34,767)	$(183,534)
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,283,804	$1,255,426	81.8%
Senior secured second lien debt	172,670	154,626	10.1%
Collateralized securities and structured products - equity	15,152	13,840	0.9%
Unsecured debt	5,671	5,493	0.4%
Equity	102,389	104,663	6.8%
Subtotal/total percentage	1,579,686	1,534,048	100.0%
Short term investments(2)	87,593	87,593
Total investments	$1,667,279	$1,621,641
Number of portfolio companies			122
Average annual EBITDA of portfolio companies		$64.0 million
Median annual EBITDA of portfolio companies		$50.6 million
Purchased at a weighted average price of par			98.15%
Gross annual portfolio yield based upon the purchase price(3)			8.57%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of March 31, 2021 and December 31, 2020, excluding short term investments of $87,593 and $73,597, respectively:

	March 31, 2021			December 31, 2020
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,349,948	$1,306,343	85.1%	$1,347,194	$1,284,282	85.9%
Fixed interest rate investments	127,637	128,162	8.4%	126,962	124,816	8.3%
Non-income producing equity	66,827	65,400	4.3%	66,086	52,505	3.5%
Other income producing investments	35,274	34,143	2.2%	37,413	34,171	2.3%
Total investments	$1,579,686	$1,534,048	100.0%	$1,577,655	$1,495,774	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$287,329	18.7%	$298,944	19.9%
Services: Business	212,278	13.8%	211,572	14.0%
Chemicals, Plastics & Rubber	124,555	8.1%	141,654	9.5%
Media: Diversified & Production	113,208	7.4%	108,078	7.2%
Media: Advertising, Printing & Publishing	108,664	7.1%	110,083	7.4%
Services: Consumer	97,966	6.4%	85,254	5.7%
Beverage, Food & Tobacco	83,083	5.4%	69,975	4.7%
High Tech Industries	71,486	4.7%	55,619	3.7%
Capital Equipment	65,871	4.3%	65,752	4.4%
Banking, Finance, Insurance & Real Estate	51,349	3.3%	41,211	2.8%
Telecommunications	46,284	3.0%	46,638	3.1%
Energy: Oil & Gas	41,328	2.7%	28,136	1.9%
Aerospace & Defense	36,513	2.4%	35,751	2.4%
Construction & Building	34,626	2.3%	34,653	2.3%
Hotel, Gaming & Leisure	31,428	2.0%	21,920	1.5%
Retail	28,751	1.9%	29,312	2.0%
Diversified Financials	24,697	1.6%	37,214	2.5%
Forest Products & Paper	21,717	1.4%	21,686	1.4%
Transportation: Cargo	18,821	1.2%	19,001	1.3%
Consumer Goods: Non-Durable	16,202	1.1%	15,757	1.1%
Metals & Mining	10,033	0.7%	10,147	0.7%
Consumer Goods: Durable	7,859	0.5%	7,417	0.5%
Subtotal/total percentage	1,534,048	100.0%	1,495,774	100.0%
Short term investments	87,593		73,597
Total investments	$1,621,641		$1,569,371
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2021 and December 31, 2020, our unfunded commitments amounted to $75,738 and $43,130, respectively. As of May 10, 2021, our unfunded commitments amounted to $79,985. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of March 31, 2021 and December 31, 2020, excluding short term investments of $87,593 and $73,597, respectively:

	March 31, 2021		December 31, 2020
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$53,636	3.5%	$2,997	0.2%
2	1,182,221	77.1%	1,173,191	78.5%
3	288,994	18.8%	309,930	20.7%
4	8,283	0.5%	9,210	0.6%
5	914	0.1%	446	—
	$1,534,048	100.0%	$1,495,774	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of May 10, 2021:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,318,647	83.3%
Senior secured second lien debt	141,834	9.0%
Collateralized securities and structured products - equity	12,908	0.8%
Unsecured debt	5,493	0.3%
Equity	104,843	6.6%
Subtotal/total percentage	1,583,725	100.0%
Short term investments(2)	130,575
Total investments	$1,714,300
Number of portfolio companies		127
Average annual EBITDA of portfolio companies	$62.5 million
Median annual EBITDA of portfolio companies	$49.0 million
Purchased at a weighted average price of par		98.42%
Gross annual portfolio yield based upon the purchase price(2)		8.39%
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
Results of Operations for the Three Months Ended March 31, 2021 and 2020
Our results of operations for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Investment income	$36,303	$45,748
Net operating expenses	18,704	24,087
Net investment income	17,599	21,661
Net realized loss on investments and foreign currency	(4,128)	(4,196)
Net change in unrealized appreciation (depreciation) on investments	36,243	(123,377)
Net increase (decrease) in net assets resulting from operations	$49,714	$(105,912)
Investment Income
For the three months ended March 31, 2021 and 2020, we generated investment income of $36,303 and $45,748, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 107 and 136 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, decreased $143,343, from $1,658,254 for the three months ended March 31, 2020 to $1,514,911 for the three months ended March 31, 2021. Additionally, the decrease in LIBOR during the three months ended March 31, 2021 from the three months ended March 31, 2020 also contributed to the decrease in interest income.

Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Management fees	$7,783	$8,451
Administrative services expense	684	394
Subordinated incentive fee on income	—	3,308
General and administrative	2,689	1,470
Interest expense	7,548	10,464
Total operating expenses	$18,704	$24,087
The decrease in subordinated incentive fee on income was primarily due to the decrease in interest income during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in interest expense was primarily the result of a decrease in LIBOR during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in interest expense was also the result of lower average borrowings on our financing arrangements during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, which also resulted in a decrease in total assets and a decrease in management fees during the three months ended March 31, 2021.
The composition of our general and administrative expenses for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Professional fees	$1,265	$297
Transfer agent expense	422	395
Valuation expense	252	276
Accounting and administration costs	237	146
Dues and subscriptions	169	82
Insurance expense	132	108
Director fees and expenses	103	116
Printing and marketing expense	44	15
Other expenses	65	35
Total general and administrative expense	$2,689	$1,470

Net Investment Income

Our net investment income totaled $17,599 and $21,661 for the three months ended March 31, 2021 and 2020, respectively. The decrease in our investment income during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was offset by a decrease in our operating expenses during the same period.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled $(4,128) and $(4,196) for the three months ended March 31, 2021 and 2020, respectively, which were driven primarily by realized losses on the liquidation of our investment in certain portfolio companies during both periods.

Net Change in Unrealized Appreciation (Depreciation) on Investments
The net change in unrealized appreciation (depreciation) on our investments totaled $36,243 and $(123,377) for the three months ended March 31, 2021 and 2020, respectively. This change was driven primarily by tightening credit spreads and increased multiples in equity markets during the three months ended March 31, 2021 that positively impacted the fair value of certain of our investments, as compared to the outbreak and spread of COVID-19 around the world during the three months ended March 31, 2020, which caused significant uncertainty and volatility in the U.S. and global economies as well as in the financial and credit markets and negatively impacted the fair value of certain of our investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2021 and 2020, we recorded a net increase (decrease) in net assets resulting from operations of $49,714 and $(105,912), respectively, as a result of our operating activity for the respective periods.
This “Results of Operations” discussion should also be read in conjunction with “Recent Developments - COVID-19” above.
Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $8.06 and $7.75 on March 31, 2021 and December 31, 2020, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.1324 per share during the three months ended March 31, 2021, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was 5.73% for the three-month period ended March 31, 2021. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.
Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price excluding sales load) have seen an annualized return of 6.70% and a cumulative total return of 71.27% through March 31, 2021 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 5.36% and a cumulative total return of 54.14% through March 31, 2021. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.20% and a cumulative total return of 40.64%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.76% and a cumulative total return of 59.09% over the same period.

Growth of $10,000 Initial Investment(1)
18,000
17,000
16,000
15,000
14,000
13,000
12,000
11,000
10,000
9,000
$17,127
$15,909
$15,414
$14,064
12/17/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
CĪON Investment Corporation (excluding sales load)
S&P/LSTA Leveraged Loan Index
CĪON Investment Corporation (including sales load)
BofA ML US High Yield Index

(1) Cumulative performance: December 17, 2012 to March 31, 2021
The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

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

As of March 31, 2021 and December 31, 2020, we had $87,593 and $73,597 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

JPM Credit Facility
As of March 31, 2021 and May 10, 2021, our outstanding borrowings under the Third Amended JPM Credit Facility were $500,000 and the aggregate unfunded principal amount in connection with the Third Amended JPM Credit Facility was $75,000. For a detailed discussion of our Third Amended JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
UBS Facility
As of March 31, 2021 and May 10, 2021, our outstanding borrowings under the Amended UBS Facility were $100,000 and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $50,000. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
2026 Notes

As of March 31, 2021 and May 10, 2021, we had $125,000 in aggregate principal amount of 2026 Notes outstanding. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
More Term Loan
On April 14, 2021, we entered into the More Term Loan. As of May 10, 2021, our outstanding borrowings under the More Term Loan were $30,000 and there was no unfunded principal amount in connection with the More Term Loan. For a detailed discussion of our More Term Loan, refer to Note 14 to our consolidated financial statements included in this report.
Unfunded Commitments
As of March 31, 2021 and May 10, 2021, our unfunded commitments amounted to $75,738 and $79,985, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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

On April 14, 2021, we entered into the More Term Loan with More. See Note 14 to our consolidated financial statements for a more detailed description of the More Term Loan.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2021, 85.1% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of March 31, 2021, under the terms of the Third Amended JPM Credit Facility, advances bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.10% per year. Pursuant to the terms of the amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR plus a spread of 3.375% per year. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Third Amended JPM Credit Facility or the Amended UBS Facility in effect as of March 31, 2021:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
No change to current base rate (0.19% as of March 31, 2021)	—	—
Up 50 basis points	(1,662)	(1.7)%
Up 100 basis points	(1,478)	(1.5)%
Up 200 basis points	5,271	5.3%
Up 300 basis points	12,727	12.8%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes and the More Term Loan), or the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 8.4% of our investments paid fixed interest rates as of March 31, 2021. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2021.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2021 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2021	—	$—	—	—
February 1 to February 28, 2021	—	—	—	—
March 1 to March 31, 2021	675,440	7.83	675,440	(1)
Total	675,440	$7.83	675,440	(1)
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

10.4
Amended and Restated Follow-On Dealer Manager Agreement, dated as of December 28, 2016, by and among CĪON Investment Corporation, CION Investment Management, LLC and CION Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2017 (File No. 814-00941)).

10.5	Form of Follow-On Selected Dealer Agreement (Incorporated by reference to Exhibit (H)(4) to Registrant’s Registration Statement on Form N-2 filed with the SEC on April 28, 2015 (File No. 333-203683)).
10.6
Sale and Contribution Agreement, dated as of August 26, 2016, by and between 34th Street Funding, LLC and CĪON Investment Corporation (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 814-00941)).

10.7
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

10.9
Credit and Security Agreement, dated as of March 29, 2017, by and among Flatiron Funding II, LLC, CION Investment Management, LLC, CĪON Investment Corporation, Citibank, N.A. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017 (File No. 814-00941)).

10.10
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
10.11
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

10.15	Murray Hill Funding II, LLC Class A Notes Due 2027 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).
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

10.21
Loan and Servicing Agreement, dated as of December 19, 2017, by and among 33rd Street Funding, LLC, CION Investment Management, LLC, Morgan Stanley Asset Funding Inc., Morgan Stanley Bank, N.A. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2017 (File No. 814-00941)).

10.22
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
10.25
Second Amended and Restated Loan and Security Agreement, dated as of May 15, 2020, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2020 (File No. 814-00941)).

10.26
Fourth Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, dated as of December 17, 2020, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2020 (File No. 814-00941)).

10.27
Revolving Credit Note Agreement, dated as of December 17, 2020, by and among Murray Hill Funding II, LLC, Murray Hill Funding, LLC, U.S. Bank National Association, and the Class A-R Noteholders (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2020 (File No. 814-00941)).

10.28
Murray Hill Funding II, LLC Class A-R Notes Due 2027 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2020 (File No. 814-00941)).

10.29
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

10.32
Third Amended and Restated Loan and Security Agreement, dated as of February 26, 2021, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2021 (File No. 814-00941)).

10.33
Unsecured Term Loan Facility Agreement, dated as of April 14, 2021, by and between CĪON Investment Corporation and More Provident Funds Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 814-00941)).

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
Date: May 14, 2021
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)