Form 10-Q
period 2021-06-30
CION Investment Corp
filed 2021-08-13
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 10, 2021 was 113,505,009.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,607,939 and $1,501,529, respectively)	$1,571,606	$1,440,004
Non-controlled, affiliated investments (amortized cost of $152,896 and $134,184, respectively)	152,432	116,895
Controlled investments (amortized cost of $0 and $15,539, respectively)	—	12,472
Total investments, at fair value (amortized cost of $1,760,835 and $1,651,252, respectively)	1,724,038	1,569,371
Cash	1,496	19,914
Interest receivable on investments	20,279	17,484
Receivable due on investments sold and repaid	8,888	6,193
Dividends receivable on investments	187	45
Prepaid expenses and other assets	426	1,788
Total assets	$1,755,314	$1,614,795

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $8,997 and $5,044, respectively)	$796,003	$719,956
Payable for investments purchased	17,938	133
Accounts payable and accrued expenses	2,160	694
Interest payable	4,185	2,500
Accrued management fees	8,243	7,668
Accrued subordinated incentive fee on income	—	4,323
Accrued administrative services expense	905	1,265
Total liabilities	829,434	736,539

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
113,297,189 and 113,293,723 shares issued and outstanding, respectively	113	113
Capital in excess of par value	1,054,881	1,054,911
Accumulated distributable losses	(129,114)	(176,768)
Total shareholders' equity	925,880	878,256
Total liabilities and shareholders' equity	$1,755,314	$1,614,795
Net asset value per share of common stock at end of period	$8.17	$7.75
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$30,167	$28,157	$56,269	$67,578	$125,395
Paid-in-kind interest income	3,853	3,076	9,988	4,952	17,078
Fee income	880	737	1,813	1,341	4,393
Dividend income	91	173	173	309	331
Non-controlled, affiliated investments
Interest income	1,041	1,471	2,442	2,269	7,883
Dividend income	933	473	1,760	948	3,012
Paid-in-kind interest income	1,056	429	1,879	1,212	2,082
Fee income	—	—	—	—	150
Controlled investments
Dividend income	—	1,292	—	2,947	3,518
Total investment income	38,021	35,808	74,324	81,556	163,842
Operating expenses
Management fees	8,243	7,929	16,026	16,380	31,828
Administrative services expense	697	806	1,381	1,200	2,465
Subordinated incentive fee on income	—	—	—	3,308	7,631
General and administrative	2,567	1,715	5,256	3,185	6,353
Interest expense	7,828	11,442	15,376	21,906	36,837
Total operating expenses	19,335	21,892	38,039	45,979	85,114
Net investment income	18,686	13,916	36,285	35,577	78,728
Realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	445	(10,980)	471	(14,963)	(69,687)
Non-controlled, affiliated investments	—	—	(1,080)	(211)	(211)
Controlled investments	—	—	(3,067)	—	—
Foreign currency	(4)	(6)	(11)	(8)	26
Net realized gains (losses)	441	(10,986)	(3,687)	(15,182)	(69,872)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	5,957	13,543	25,195	(97,183)	1,110
Non-controlled, affiliated investments	2,885	(709)	16,823	(8,546)	(17,945)
Controlled investments	—	823	3,067	(3,991)	(3,043)
Net change in unrealized appreciation (depreciation)	8,842	13,657	45,085	(109,720)	(19,878)
Net realized and unrealized gains (losses)	9,283	2,671	41,398	(124,902)	(89,750)
Net increase (decrease) in net assets resulting from operations	$27,969	$16,587	$77,683	$(89,325)	$(11,022)
Per share information—basic and diluted
Net increase (decrease) in net assets per share resulting from operations	$0.25	$0.15	$0.68	$(0.79)	$(0.10)
Weighted average shares of common stock outstanding	113,495,366	113,311,656	113,501,166	113,505,901	113,635,682
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$18,686	$13,916	$36,285	$35,577	$78,728
Net realized gain (loss) on investments	445	(10,980)	(3,676)	(15,174)	(69,898)
Net realized (loss) gain on foreign currency	(4)	(6)	(11)	(8)	26
Net change in unrealized appreciation (depreciation) on investments	8,842	13,657	45,085	(109,720)	(19,878)
Net increase (decrease) in net assets resulting from operations	27,969	16,587	77,683	(89,325)	(11,022)
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(15,000)	—	(30,029)	(20,793)	(63,283)
Net decrease in net assets resulting from shareholders' distributions	(15,000)	—	(30,029)	(20,793)	(63,283)
Changes in net assets from capital share transactions:
Reinvestment of shareholders' distributions	5,132	(1)	10,424	8,070	23,298
Repurchase of common stock	(5,163)	(14)	(10,454)	(8,085)	(23,300)
Net decrease in net assets resulting from capital share transactions	(31)	(15)	(30)	(15)	(2)

Total increase (decrease) in net assets	12,938	16,572	47,624	(110,133)	(74,307)
Net assets at beginning of period	912,942	825,858	878,256	952,563	952,563
Net assets at end of period	$925,880	$842,430	$925,880	$842,430	$878,256
Net asset value per share of common stock at end of period	$8.17	$7.43	$8.17	$7.43	$7.75
Shares of common stock outstanding at end of period	113,297,189	113,311,355	113,297,189	113,311,355	113,293,723
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$27,969	$16,587	$77,683	$(89,325)	$(11,022)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net accretion of discount on investments	(2,733)	(1,836)	(5,905)	(7,017)	(13,214)
Proceeds from principal repayment of investments	91,697	57,924	265,971	240,738	465,547
Purchase of investments	(222,098)	(25,872)	(405,732)	(201,503)	(359,633)
Paid-in-kind interest and dividends capitalized	(5,303)	(4,083)	(12,818)	(7,353)	(21,420)
Decrease (increase) in short term investments, net	39,110	24,989	25,114	(2,141)	(44,071)
Proceeds from sale of investments	5,131	16,844	20,131	44,428	77,630
Net realized (gain) loss on investments	(445)	10,980	3,676	15,174	69,898
Net change in unrealized (appreciation) depreciation on investments	(8,842)	(13,657)	(45,085)	109,720	19,878
Amortization of debt issuance costs	682	3,277	1,431	3,964	5,037
(Increase) decrease in due from counterparty	—	5,146	—	3,281	3,281
(Increase) decrease in interest receivable on investments	(2,092)	(3,463)	(2,814)	(4,291)	(1,137)
(Increase) decrease in dividends receivable on investments	128	(1,104)	(142)	(1,410)	1,061
(Increase) decrease in receivable due on investments sold and repaid	31,027	(1,015)	(2,695)	16,646	12,359
(Increase) decrease in prepaid expenses and other assets	241	71	1,362	433	(803)
Increase (decrease) in payable for investments purchased	(22,279)	(19,761)	17,805	—	(1,435)
Increase (decrease) in accounts payable and accrued expenses	1,239	(202)	1,466	60	(121)
Increase (decrease) in interest payable	1,468	(290)	1,685	(684)	(663)
Increase (decrease) in accrued management fees	460	(522)	575	(940)	(1,201)
Increase (decrease) in accrued administrative services expense	516	412	(360)	(484)	48
Increase (decrease) in subordinated incentive fee on income payable	—	—	(4,323)	(2,304)	(1,289)
Net cash (used in) provided by operating activities	(64,124)	64,425	(62,975)	116,992	198,730
Financing activities:
Repurchase of common stock	(5,163)	(14)	(10,454)	(8,085)	(23,300)
Shareholders' distributions paid	(9,868)	(1)	(19,605)	(12,723)	(39,985)
Repayments under financing arrangements	—	(505,859)	(125,000)	(581,159)	486,153
Borrowings under financing arrangements	80,000	445,035	205,000	486,153	(602,194)
Debt issuance costs paid	(990)	(5,625)	(5,384)	(5,625)	(5,625)
Net cash provided by (used in) financing activities	63,979	(66,464)	44,557	(121,439)	(184,951)
Net (decrease) increase in cash	(145)	(2,039)	(18,418)	(4,447)	13,779
Cash, beginning of period	1,641	3,727	19,914	6,135	6,135
Cash, end of period	$1,496	$1,688	$1,496	$1,688	$19,914

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,676	$8,484	$12,258	$18,645	$32,403
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$5,132	$(1)	$10,424	$8,070	$23,298
Restructuring of portfolio investment	$2,286	$38,763	$2,286	$38,763	$91,326
Cash interest receivable exchanged for additional securities	$—	$—	$1,304	$—	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 152.0%
1244311 B.C. LTD., L+500, 1.00% LIBOR Floor, 9/30/2025(s)	3 Month LIBOR	Chemicals, Plastics & Rubber	$2,410	$2,291	$2,286
1244311 B.C. LTD., L+500, 1.00% LIBOR Floor, 9/30/2025(s)(v)	3 Month LIBOR	Chemicals, Plastics & Rubber	832	785	783
ABB/CON-CISE Optical Group LLC, L+500, 1.00% LIBOR Floor, 6/15/2023(o)	6 Month LIBOR	Consumer Goods: Non-Durable	3,505	3,409	3,404
Adams Publishing Group, LLC, L+700, 1.75% LIBOR Floor, 7/2/2023(n)(o)	1 Month LIBOR	Media: Advertising, Printing & Publishing	10,797	10,745	10,797
Adapt Laser Acquisition, Inc., L+1200, 1.00% LIBOR Floor, 12/31/2023(n)(v)	3 Month LIBOR	Capital Equipment	11,247	11,247	9,237
Adapt Laser Acquisition, Inc., L+1000, 1.00% LIBOR Floor, 12/31/2023	3 Month LIBOR	Capital Equipment	2,000	2,000	1,643
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	8,440	8,334	8,219
AIS Holdco, LLC, L+500, 0.00% LIBOR Floor, 8/15/2025(n)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	1,995	1,979	1,960
Alchemy US Holdco 1, LLC, L+550, 10/10/2025(n)	1 Month LIBOR	Construction & Building	11,287	11,184	11,223
Alert 360 Opco, Inc., L+600, 1.00% LIBOR Floor, 10/16/2025(n)(s)	1 Month LIBOR	Services: Consumer	12,178	12,178	12,194
Allen Media, LLC, L+550, 0.00% LIBOR Floor, 2/10/2027(n)(o)	3 Month LIBOR	Media: Diversified & Production	9,759	9,759	9,759
Alliance Healthcare Services, Inc., L+450, 1.00% LIBOR Floor, 10/24/2023(v)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,114	3,951	4,093
ALM Media, LLC, L+650, 1.00% LIBOR Floor, 11/25/2024(n)(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	18,447	18,186	17,709
AMCP Staffing Intermediate Holdings III, LLC, L+675, 1.50% LIBOR Floor, 9/24/2025(n)	3 Month LIBOR	Services: Business	12,143	12,100	11,960
AMCP Staffing Intermediate Holdings III, LLC, L+675, 1.50% LIBOR Floor, 9/24/2025	1 Month LIBOR	Services: Business	457	457	450
AMCP Staffing Intermediate Holdings III, LLC, 0.50% Unfunded, 9/24/2025	None	Services: Business	1,142	—	(17)
American Clinical Solutions LLC, 7.00%, 12/31/2022(n)(s)	None	Healthcare & Pharmaceuticals	3,500	3,445	3,334
American Clinical Solutions LLC, 7.00%, 12/31/2021(n)(s)	None	Healthcare & Pharmaceuticals	250	250	246
American Consolidated Natural Resources, Inc., L+1300, 1.00% LIBOR Floor, 9/16/2025(n)(v)	3 Month LIBOR	Metals & Mining	580	421	584
American Media, LLC, L+775, 1.50% LIBOR Floor, 12/31/2023(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,452	10,309	10,347
American Media, LLC, L+775, 1.50% LIBOR Floor, 12/31/2023(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	1,617	1,596	1,601
American Media, LLC, 0.50% Unfunded, 12/31/2023(n)	None	Media: Advertising, Printing & Publishing	85	—	(1)
American Teleconferencing Services, Ltd., L+650, 1.00% LIBOR Floor, 12/8/2021(n)	3 Month LIBOR	Telecommunications	19,505	18,920	13,678
Analogic Corp., L+525, 1.00% LIBOR Floor, 6/21/2024(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,925	4,870	4,802
Ancile Solutions, Inc., L+1000, 1.00% LIBOR Floor, 6/11/2026(v)	3 Month LIBOR	High Tech Industries	12,500	12,127	12,125
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024(n)(v)	3 Month LIBOR	Media: Diversified & Production	15,586	15,135	15,430
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024	3 Month LIBOR	Media: Diversified & Production	417	417	415
Anthem Sports & Entertainment Inc., 0.50% Unfunded, 9/9/2024	None	Media: Diversified & Production	1,750	—	(9)
APCO Holdings, LLC, L+550, 0.00% LIBOR Floor, 6/9/2025(n)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	8,305	8,252	8,305
Appalachian Resource Company, LLC, L+500, 1.00% LIBOR Floor, 9/10/2023	1 Month LIBOR	Metals & Mining	11,137	9,842	10,357
Appalachian Resource Company, LLC, 0.00% Unfunded, 9/10/2023(p)	None	Metals & Mining	2,500	—	—
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(n)(o)	1 Month LIBOR	Construction & Building	14,436	14,082	13,624
Avison Young (USA) Inc., L+500, 0.00% LIBOR Floor, 1/31/2026(h)(n)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,737	14,552	14,590
BK Medical Holding Company, Inc., L+525, 1.00% LIBOR Floor, 6/22/2024(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,938	4,908	4,814
Blackboard Inc., L+600, 1.00% LIBOR Floor, 6/30/2024	3 Month LIBOR	Services: Consumer	4,975	4,975	5,001
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cadence Aerospace, LLC, L+850, 1.00% LIBOR Floor, 11/14/2023(n)(o)(v)	3 Month LIBOR	Aerospace & Defense	38,752	38,348	37,444
Cardenas Markets LLC, L+625, 1.00% LIBOR Floor, 6/3/2027	6 Month LIBOR	Retail	11,000	10,891	11,041
CB URS Holdings Corp., L+575, 1.00% LIBOR Floor, 9/1/2024(n)	6 Month LIBOR	Transportation: Cargo	15,618	15,566	14,036
Celerity Acquisition Holdings, LLC, L+850, 1.00% LIBOR Floor, 5/28/2026	3 Month LIBOR	Services: Business	15,000	15,000	15,000
Charming Charlie LLC, 20.00%, 4/24/2023(r)(s)	None	Retail	777	657	350
CHC Solutions Inc., 12.00%, 7/20/2023(o)(v)	None	Healthcare & Pharmaceuticals	7,806	7,806	7,738
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 1/16/2024(n)(o)(v)	1 Month LIBOR	Hotel, Gaming & Leisure	26,536	26,330	24,048
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 1/16/2024(n)(v)	1 Month LIBOR	Hotel, Gaming & Leisure	2,701	2,701	2,448
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 7/16/2023(n)(v)	1 Month LIBOR	Hotel, Gaming & Leisure	1,757	1,607	2,047
CircusTrix Holdings, LLC, 1.00% Unfunded, 12/31/2021	None	Hotel, Gaming & Leisure	180	—	30
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(r)	3 Month LIBOR	Beverage, Food & Tobacco	1,020	1,000	170
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(n)(r)	3 Month LIBOR	Beverage, Food & Tobacco	414	414	69
Country Fresh Holdings, LLC, 12.00%, 6/1/2022(v)	None	Beverage, Food & Tobacco	31	30	31
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2026(n)(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	34,563	34,313	34,563
Coyote Buyer, LLC, L+800, 1.00% LIBOR Floor, 8/6/2026(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	6,219	6,108	6,219
Coyote Buyer, LLC, 0.50% Unfunded, 2/6/2025	None	Chemicals, Plastics & Rubber	2,500	—	—
David's Bridal, LLC, L+1000, 1.00% LIBOR Floor, 6/23/2023(v)	3 Month LIBOR	Retail	5,477	4,700	5,477
David's Bridal, LLC, L+1000, 1.00% LIBOR Floor, 5/23/2024(v)	3 Month LIBOR	Retail	5,000	5,000	5,000
David's Bridal, LLC, L+600, 1.00% LIBOR Floor, 6/30/2023(v)	3 Month LIBOR	Retail	767	682	767
Deluxe Entertainment Services, Inc., L+650, 1.00% LIBOR Floor, 3/25/2024(n)(s)(v)	3 Month LIBOR	Media: Diversified & Production	3,354	3,453	3,354
DMT Solutions Global Corp., L+700, 0.00% LIBOR Floor, 7/2/2024(n)	(w)	Services: Business	16,990	16,712	16,905
Eagle Family Foods Group LLC, L+650, 1.00% LIBOR Floor, 6/14/2024	3 Month LIBOR	Beverage, Food & Tobacco	14,025	13,853	14,025
East Valley Tourist Development Authority, L+800, 1.00% LIBOR Floor, 3/7/2022(i)	6 Month LIBOR	Hotel, Gaming & Leisure	5,000	4,950	4,950
Entertainment Studios P&A LLC, 6.30%, 5/18/2037(k)(n)	None	Media: Diversified & Production	11,971	11,872	10,085
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(k)	None	Media: Diversified & Production	—	—	2,339
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(n)	1 Month LIBOR	Capital Equipment	25,500	25,346	24,161
Extreme Reach, Inc., L+750, 1.50% LIBOR Floor, 3/29/2024(n)(o)	1 Month LIBOR	Media: Diversified & Production	19,588	19,452	19,490
Extreme Reach, Inc., 0.50% Unfunded, 3/29/2024(n)(o)	None	Media: Diversified & Production	1,744	—	(9)
F+W Media, Inc., L+1000, 1.50% LIBOR Floor, 5/24/2022(r)(s)	1 Month LIBOR	Media: Diversified & Production	1,139	—	—
Foundation Consumer Healthcare, LLC, L+575, 1.00% LIBOR Floor, 11/2/2023(n)(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	33,395	33,092	33,646
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	2,094	—	16
Genesis Healthcare, Inc., 0.50% Unfunded, 3/6/2023(h)	None	Healthcare & Pharmaceuticals	35,000	—	—
Geo Parent Corp., L+525, 0.00% LIBOR Floor, 12/19/2025(n)	1 Month LIBOR	Services: Business	14,663	14,560	14,663
Geon Performance Solutions, LLC, L+625, 1.63% LIBOR Floor, 10/25/2024(n)(o)	1 Month LIBOR	Chemicals, Plastics & Rubber	20,616	20,361	20,616
Geon Performance Solutions, LLC, 0.50% Unfunded, 10/25/2024	None	Chemicals, Plastics & Rubber	2,586	—	—
Harland Clarke Holdings Corp., L+475, 1.00% LIBOR Floor, 11/3/2023(n)	3 Month LIBOR	Services: Business	11,915	11,893	10,754
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
HDT Holdco, Inc., L+575, 0.75% LIBOR Floor, 7/8/2027(i)	3 Month LIBOR	Aerospace & Defense	5,000	4,850	4,887
Heritage Power, LLC, L+600, 1.00% LIBOR Floor, 7/30/2026	6 Month LIBOR	Energy: Oil & Gas	4,975	4,795	4,442
Hilliard, Martinez & Gonzales, LLP, L+1800, 2.00% LIBOR Floor, 12/17/2022(n)(v)	1 Month LIBOR	Services: Consumer	22,982	22,858	22,659
Homer City Generation, L.P., 15.00%, 4/5/2023(n)(v)	None	Energy: Oil & Gas	9,445	9,818	7,485
Hoover Group, Inc., L+850, 1.25% LIBOR Floor, 10/1/2024(o)	3 Month LIBOR	Services: Business	5,182	5,165	5,169
HUMC Holdco, LLC, 9.00%, 9/9/2021(n)	None	Healthcare & Pharmaceuticals	9,667	9,667	9,630
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(n)(o)	1 Month LIBOR	Energy: Oil & Gas	14,083	10,381	10,102
Hummel Station LLC, L+600, 1.00% LIBOR Floor, 10/27/2022(n)	1 Month LIBOR	Energy: Oil & Gas	872	4,270	4,213
Hyperion Materials & Technologies, Inc., L+550, 1.00% LIBOR Floor, 8/28/2026(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	9,850	9,696	9,856
Independent Pet Partners Intermediate Holdings, LLC, 6.00%, 11/20/2023(n)(v)	None	Retail	9,986	9,911	8,538
Independent Pet Partners Intermediate Holdings, LLC, Prime+500, 12/22/2022(n)(v)	Prime	Retail	2,043	2,043	2,043
Independent Pet Partners Intermediate Holdings, LLC, L+600, 0.00% LIBOR Floor, 12/22/2022(n)(v)	3 Month LIBOR	Retail	260	260	260
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(n)(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,513	15,507	14,776
Instant Web, LLC, L+650, 1.00% LIBOR Floor, 12/15/2022(n)(o)	1 Month LIBOR	Media: Advertising, Printing & Publishing	36,908	36,876	34,740
Instant Web, LLC, 0.50% Unfunded, 12/15/2022(n)	None	Media: Advertising, Printing & Publishing	2,704	—	—
Invincible Boat Company, L+650, 1.50% LIBOR Floor, 8/28/2025	3 Month LIBOR	Consumer Goods: Durable	14,906	14,760	14,757
Invincible Boat Company, 0.50% Unfunded, 8/28/2025	None	Consumer Goods: Durable	798	—	(8)
INW Manufacturing, LLC, L+575, 0.75% LIBOR Floor, 3/25/2027(o)	3 Month LIBOR	Services: Business	15,358	14,905	15,051
INW Manufacturing, LLC, L+575, 0.75% LIBOR Floor, 3/25/2027	3 Month LIBOR	Services: Business	4,545	4,411	4,455
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(n)	3 Month LIBOR	Beverage, Food & Tobacco	17,332	15,609	15,621
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2022(n)(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	11,118	11,079	10,896
Jenny C Acquisition, Inc., L+1050, 1.75% LIBOR Floor, 10/1/2024(n)(v)	3 Month LIBOR	Services: Consumer	11,373	11,309	10,645
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(n)	3 Month LIBOR	Beverage, Food & Tobacco	14,814	14,593	14,394
K&N Parent, Inc., L+475, 1.00% LIBOR Floor, 10/20/2023	3 Month LIBOR	Consumer Goods: Durable	4,987	4,805	4,837
KITV, Inc., L+750, 1.00% LIBOR Floor, 3/4/2026(n)	3 Month LIBOR	Media: Diversified & Production	20,500	20,500	21,013
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(n)	6 Month LIBOR	Consumer Goods: Durable	7,964	7,870	7,234
Labvantage Solutions Ltd., E+750, 1.00% EURIBOR Floor, 9/30/2021(h)	1 Month EURIBOR	High Tech Industries	€1,921	2,159	2,278
Labvantage Solutions Inc., L+750, 1.00% LIBOR Floor, 9/30/2021(n)(o)	1 Month LIBOR	High Tech Industries	1,055	1,055	1,055
LAV Gear Holdings, Inc., L+750, 1.00% LIBOR Floor, 10/31/2024(n)(o)(v)	3 Month LIBOR	Services: Business	26,004	25,659	24,736
LAV Gear Holdings, Inc., L+750, 1.00% LIBOR Floor, 10/31/2024(n)(o)(v)	3 Month LIBOR	Services: Business	4,485	4,444	4,267
LGC US Finco, LLC, L+650, 1.00% LIBOR Floor, 12/20/2025(n)	1 Month LIBOR	Capital Equipment	9,700	9,458	9,421
LH Intermediate Corp., L+750, 1.00% LIBOR Floor, 6/2/2026	3 Month LIBOR	Consumer Goods: Durable	14,813	14,578	14,627
Lift Brands, Inc., L+750, 1.00% LIBOR Floor, 6/29/2025(n)(o)(s)	1 Month LIBOR	Services: Consumer	23,642	23,641	23,642
Lift Brands, Inc., 9.50%, 6/29/2025(n)(o)(s)(v)	None	Services: Consumer	5,094	4,998	4,954
Lift Brands, Inc., 6/29/2025(n)(o)(q)(s)	None	Services: Consumer	5,296	4,749	4,700
Longview Power, LLC, L+1000, 1.50% LIBOR Floor, 7/30/2025(s)	3 Month LIBOR	Energy: Oil & Gas	4,211	2,577	4,421
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
MacNeill Pride Group Corp., L+650, 1.00% LIBOR Floor, 4/20/2026(n)	3 Month LIBOR	Services: Consumer	15,000	14,855	14,850
MacNeill Pride Group Corp., 0.50% Unfunded, 7/20/2023(n)	None	Services: Consumer	5,000	(48)	(50)
Mimeo.com, Inc., L+700, 1.00% LIBOR Floor, 12/21/2023(q)	3 Month LIBOR	Services: Business	23,737	23,737	23,143
Mimeo.com, Inc., L+1700, 1.00% LIBOR Floor, 12/21/2023(v)	3 Month LIBOR	Services: Business	2,006	2,006	2,058
Mimeo.com, Inc., 1.00% Unfunded, 12/21/2023	None	Services: Business	1,250	—	33
Moss Holding Company, L+700, 1.00% LIBOR Floor, 4/17/2024(n)(o)(v)	3 Month LIBOR	Services: Business	19,590	19,430	17,631
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	2,232	—	—
Napa Management Services Corp., L+500, 1.00% LIBOR Floor, 4/19/2023	1 Month LIBOR	Healthcare & Pharmaceuticals	5,346	5,277	5,343
NASCO Healthcare Inc., L+450, 1.00% LIBOR Floor, 6/30/2023(n)	3 Month LIBOR	Services: Business	17,556	17,556	17,314
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(n)(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	12,125	12,059	12,004
NWN Parent Holdings LLC, L+650, 1.00% LIBOR Floor, 5/7/2026	3 Month LIBOR	High Tech Industries	13,167	13,037	13,183
NWN Parent Holdings LLC, 0.50% Unfunded, 5/7/2026	None	High Tech Industries	1,800	(18)	2
Optio Rx, LLC, L+700, 0.00% LIBOR Floor, 6/28/2024(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	23,625	23,522	23,182
Optio Rx, LLC, L+1000, 0.00% LIBOR Floor, 6/28/2024(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,515	2,495	2,666
Patterson Medical Supply, Inc., L+475, 1.00% LIBOR Floor, 8/28/2022	1 Month LIBOR	Healthcare & Pharmaceuticals	5,968	5,893	5,968
PetroChoice Holdings, Inc., L+500, 1.00% LIBOR Floor, 8/20/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	3,916	3,812	3,760
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(n)	3 Month LIBOR	Consumer Goods: Non-Durable	9,725	9,161	9,530
Pixelle Specialty Solutions LLC, L+650, 1.00% LIBOR Floor, 10/31/2024(n)	1 Month LIBOR	Forest Products & Paper	21,686	21,406	21,699
Playboy Enterprises, Inc., L+575, 0.50% LIBOR Floor, 5/25/2027(h)(o)	3 Month LIBOR	Consumer Goods: Non-Durable	20,000	19,600	19,600
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	19,500	19,247	18,769
RA Outdoors, LLC, L+675, 0.00% LIBOR Floor, 4/8/2026(n)	3 Month LIBOR	Media: Diversified & Production	15,951	15,951	15,811
RA Outdoors, LLC, 0.50% Unfunded, 4/8/2026	None	Media: Diversified & Production	1,049	(170)	(9)
Rapid Fire Protection, Inc., L+650, 1.75% LIBOR Floor, 11/22/2024(i)	1 Month LIBOR	Construction & Building	7,000	6,974	7,000
Retail Services WIS Corp., L+775, 1.00% LIBOR Floor, 5/20/2025(n)	3 Month LIBOR	Services: Business	10,000	9,803	9,850
Rogers Mechanical Contractors, LLC, L+650, 1.00% LIBOR Floor, 9/9/2025(n)	1 Month LIBOR	Services: Business	17,692	17,692	17,692
Rogers Mechanical Contractors, LLC, 0.75% Unfunded, 9/9/2025	None	Services: Business	2,885	—	—
Rogers Mechanical Contractors, LLC, 1.00% Unfunded, 4/28/2023	None	Services: Business	1,923	—	—
Securus Technologies Holdings, Inc., L+450, 1.00% LIBOR Floor, 11/1/2024(n)	6 Month LIBOR	Telecommunications	3,929	3,118	3,929
Sequoia Healthcare Management, LLC, 12.75%, 8/21/2023(n)(o)(r)	None	Healthcare & Pharmaceuticals	8,525	8,457	6,394
SIMR, LLC, L+1700, 2.00% LIBOR Floor, 9/7/2023(n)(s)(v)	1 Month LIBOR	Healthcare & Pharmaceuticals	18,779	18,625	15,470
Smart & Final Inc., L+675, 0.00% LIBOR Floor, 6/20/2025(n)	1 Month LIBOR	Retail	7,705	7,178	7,739
Software Luxembourg Acquisitions S.À.R.L., L+750, 1.00% LIBOR Floor, 4/27/2025(h)(o)	3 Month LIBOR	High Tech Industries	3,004	2,909	3,004
Software Luxembourg Acquisitions S.À.R.L., L+750, 1.00% LIBOR Floor, 12/27/2024(h)(o)	3 Month LIBOR	High Tech Industries	805	784	805
Sorenson Communications, LLC, L+550, 0.75% LIBOR Floor, 3/17/2026(n)	3 Month LIBOR	Telecommunications	9,750	9,656	9,847
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2021(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,556	12,535	12,117
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2021(n)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,176	1,116	1,178
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc., L+1050, 10/1/2021(i)(n)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,030	1,030	999
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2021(n)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	634	493	610
Stats Intermediate Holdings, LLC, L+525, 0.00% LIBOR Floor, 7/12/2026(n)	3 Month LIBOR	High Tech Industries	9,850	9,687	9,887
STV Group, Inc., L+525, 0.00% LIBOR Floor, 12/13/2026(o)	1 Month LIBOR	Services: Business	1,995	1,975	1,985
Tenere Inc., L+850, 1.00% LIBOR Floor, 5/5/2025(n)(o)	3 Month LIBOR	Capital Equipment	18,080	18,051	18,103
Tensar Corp., L+675, 1.00% LIBOR Floor, 10/20/2025(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	4,975	4,865	5,003
The Pasha Group, L+800, 1.00% LIBOR Floor, 1/26/2023(n)(o)	2 Month LIBOR	Transportation: Cargo	3,885	3,843	3,924
The Pay-O-Matic Corp., L+900, 1.00% LIBOR Floor, 10/29/2021(j)(n)	3 Month LIBOR	Services: Consumer	6,162	6,126	6,162
Vesta Holdings, LLC, L+1000, 1.00% LIBOR Floor, 2/25/2024(n)(v)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	25,268	25,268	25,268
Volta Charging, LLC, 12.00%, 6/19/2024(n)	None	Media: Diversified & Production	15,000	15,000	16,219
Volta Charging, LLC, 12.00%, 6/19/2024(n)	None	Media: Diversified & Production	12,000	11,983	12,975
West Dermatology Management Holdings, LLC, L+675, 1.00% LIBOR Floor, 2/11/2025(n)(o)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,455	9,400	9,183
West Dermatology Management Holdings, LLC, L+675, 1.00% LIBOR Floor, 2/11/2025(n)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,657	1,645	1,607
West Dermatology Management Holdings, LLC, L+750, 1.00% LIBOR Floor, 2/11/2025	3 Month LIBOR	Healthcare & Pharmaceuticals	1,182	1,182	1,196
West Dermatology Management Holdings, LLC, 0.75% Unfunded, 2/11/2022	None	Healthcare & Pharmaceuticals	472	—	5
West Dermatology Management Holdings, LLC, 0.75% Unfunded, 2/11/2022	None	Healthcare & Pharmaceuticals	7,182	(20)	(206)
Williams Industrial Services Group, Inc, L+900, 1.00% LIBOR Floor, 12/16/2025(o)	1 Month LIBOR	Services: Business	9,925	9,925	10,024
Williams Industrial Services Group, Inc, 0.50% Unfunded, 6/16/2022	None	Services: Business	5,000	—	50
Wind River Systems, Inc., L+675, 1.00% LIBOR Floor, 6/24/2024	3 Month LIBOR	High Tech Industries	24,342	24,139	24,190
Wok Holdings Inc., L+625, 0.00% LIBOR Floor, 3/1/2026(n)	1 Month LIBOR	Beverage, Food & Tobacco	20,444	19,940	20,316
Total Senior Secured First Lien Debt				1,430,846	1,407,224
Senior Secured Second Lien Debt - 15.3%
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(n)(o)	1 Month LIBOR	Services: Business	17,250	17,146	17,164
Carestream Health, Inc., L+1250, 1.00% LIBOR Floor, 8/8/2023(n)(o)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	11,966	11,966	11,764
Country Fresh Holdings, LLC, L+850, 1.00% LIBOR Floor, 4/29/2024(n)(r)(v)	3 Month LIBOR	Beverage, Food & Tobacco	2,364	2,297	—
Dayton Superior Corp., L+700, 2.00% LIBOR Floor, 12/4/2024(n)	3 Month LIBOR	Construction & Building	1,485	1,485	1,483
Deluxe Entertainment Services, Inc., L+850, 1.00% LIBOR Floor, 9/25/2024(n)(r)(s)(v)	3 Month LIBOR	Media: Diversified & Production	10,400	10,017	—
Global Tel*Link Corp., L+825, 0.00% LIBOR Floor, 11/29/2026(o)	1 Month LIBOR	Telecommunications	11,500	11,345	11,471
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026(n)	6 Month LIBOR	Services: Business	11,891	11,701	11,653
Medical Solutions Holdings, Inc., L+838, 1.00% LIBOR Floor, 6/16/2025(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	10,000	9,907	9,750
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,702	6,202
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(n)(o)	1 Month LIBOR	Services: Business	7,000	7,000	6,982
Niacet Corp., E+875, 1.00% EURIBOR Floor, 8/1/2024(h)	1 Month EURIBOR	Chemicals, Plastics & Rubber	€6,263	6,721	7,426
Patterson Medical Supply, Inc., L+1050, 1.00% LIBOR Floor, 8/28/2023(n)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	15,563	15,510	15,563
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	3 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,399	14,550
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2024(r)(v)	3 Month LIBOR	Telecommunications	3,590	3,435	108
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025	3 Month LIBOR	Telecommunications	2,942	2,922	2,942
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025(n)	1 Month LIBOR	Services: Business	13,393	13,180	9,877
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/14/2026(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,898	14,775
Total Senior Secured Second Lien Debt				160,631	141,710
Collateralized Securities and Structured Products - Equity - 1.5%
APIDOS CLO XVI Subordinated Notes, 0.00% Estimated Yield, 1/19/2025(h)	(g)	Diversified Financials	9,000	2,402	1,725
CENT CLO 19 Ltd. Subordinated Notes, 0.00% Estimated Yield, 10/29/2025(h)	(g)	Diversified Financials	2,000	1,161	498
Galaxy XV CLO Ltd. Class A Subordinated Notes, 5.76% Estimated Yield, 4/15/2025(h)	(g)	Diversified Financials	4,000	1,877	1,987
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026(h)	(g)	Diversified Financials	10,000	9,047	9,885
Total Collateralized Securities and Structured Products - Equity				14,487	14,095
Unsecured Debt - 0.6%
WPLM Acquisition Corp., 15.00%, 11/24/2025(v)	None	Media: Advertising, Printing & Publishing	5,752	5,675	5,508
Total Unsecured Debt				5,675	5,508
Equity - 11.6%
1244301 B.C. LTD., Common Shares(p)(s)		Chemicals, Plastics & Rubber	807,268 Units	—	186
ACNR Holdings, Inc., Common Stock(p)		Metals & Mining	6,018 Units	90	137
ACNR Holdings, Inc., Preferred Stock(p)		Metals & Mining	1,890 Units	26	203
Alert 360 Topco, Inc., Common Stock(p)(s)		Services: Consumer	584,498 Units	3,624	3,731
American Clinical Solutions LLC, Class A Membership Interests(p)(s)		Healthcare & Pharmaceuticals	6,030,384 Units	1,658	4,704
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(p)		Media: Diversified & Production	907 Units	205	242
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(p)		Media: Diversified & Production	160 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(p)		Media: Diversified & Production	2,960 Units	—	—
ARC Financial Partners, LLC, Membership Interests (25% ownership)(p)(s)		Metals & Mining	N/A	—	16
Ascent Resources - Marcellus, LLC, Membership Units(p)		Energy: Oil & Gas	511,255 Units	1,642	456
Ascent Resources - Marcellus, LLC, Warrants(p)		Energy: Oil & Gas	132,367 Units	13	2
BCP Great Lakes Fund LP, Partnership Interests (11.4% ownership)(h)(s)		Diversified Financials	N/A	11,594	11,615
Carestream Health Holdings, Inc., Warrants(p)		Healthcare & Pharmaceuticals	233 Units	565	1,040
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend(u)		Healthcare & Pharmaceuticals	2,727,273 Units	5,634	7,555
CION SOF Funding, LLC, Membership Interests (87.5% ownership)(p)(t)		Diversified Financials	N/A	—	—
Conisus Holdings, Inc., Series B Preferred Stock, 12% Dividend(s)(u)		Healthcare & Pharmaceuticals	12,677,833 Units	16,094	19,571
Conisus Holdings, Inc., Common Stock(p)(s)		Healthcare & Pharmaceuticals	4,914,556 Units	200	19,056
Country Fresh Holdings, LLC, Membership Units(p)		Beverage, Food & Tobacco	2,985 Units	5,249	—
Dayton HoldCo, LLC, Membership Units(p)		Construction & Building	37,264 Units	4,136	7,734
DBI Investors, Inc., Series A1 Preferred Stock(p)		Retail	20,000 Units	802	—
DBI Investors, Inc., Series A2 Preferred Stock(p)		Retail	1,733 Units	—	—
DBI Investors, Inc., Series A Preferred Stock(p)		Retail	1,396 Units	140	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2021
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
DBI Investors, Inc., Series B Preferred Stock(p)	Retail	4,183 Units	410	—
DBI Investors, Inc., Common Stock(p)	Retail	39,423 Units	—	—
DBI Investors, Inc., Reallocation Rights(p)	Retail	7,500 Units	—	—
DESG Holdings, Inc., Common Stock(i)(p)(s)	Media: Diversified & Production	1,268,143 Units	13,675	—
HDNet Holdco LLC, Preferred Unit Call Option(p)	Media: Diversified & Production	1 Unit	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(p)	Retail	1,000,000 Units	1,000	—
Independent Pet Partners Intermediate Holdings, LLC, Class B-2 Preferred Units(p)	Retail	2,632,771 Units	2,133	1,590
Independent Pet Partners Intermediate Holdings, LLC, Class C Preferred Units(p)	Retail	2,632,771 Units	2,633	2,721
Independent Pet Partners Intermediate Holdings, LLC, Warrants(p)	Retail	155,880 Units	—	—
Longview Intermediate Holdings C, LLC, Membership Units(p)(s)	Energy: Oil & Gas	589,487 Units	2,524	10,422
Mooregate ITC Acquisition, LLC, Class A Units(p)(s)	High Tech Industries	500 Units	563	115
Mount Logan Capital Inc., Common Stock(f)(h)(s)	Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	3,045
NS NWN Acquisition, LLC, Voting Units(p)	High Tech Industries	346 Units	393	1,730
NS NWN Acquisition, LLC, Class A Preferred Units(p)	High Tech Industries	111 Units	110	331
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)	Consumer Goods: Durable	1,575 Units	1,000	772
Palmetto Clean Technology, Inc., Warrants(p)	High Tech Industries	724,112 Units	472	2,274
Phillips Pet Holding Corp., Common Stock(p)	Retail	235 Units	13	17
SIMR Parent, LLC, Class B Common Units(p)(s)	Healthcare & Pharmaceuticals	12,283,163 Units	8,002	—
SIMR Parent, LLC, Class W Units(p)(s)	Healthcare & Pharmaceuticals	1,778,219 Units	—	—
Skillsoft Corp., Class A Common Stock(h)(p)	High Tech Industries	243,425 Units	2,286	2,286
Snap Fitness Holdings, Inc., Class A Common Stock(p)(s)	Services: Consumer	9,858 Units	3,078	3,097
Snap Fitness Holdings, Inc., Warrants(p)(s)	Services: Consumer	3,996 Units	1,247	1,255
Spinal USA, Inc. / Precision Medical Inc., Warrants(p)	Healthcare & Pharmaceuticals	20,667,324 Units	5,806	—
Tenere Inc., Warrants(p)	Capital Equipment	N/A	161	1,114
Total Equity			100,712	107,017
Short Term Investments - 5.2%(l)
First American Treasury Obligations Fund, Class Z Shares, 0.01%(m)			48,484	48,484
Total Short Term Investments			48,484	48,484
TOTAL INVESTMENTS - 186.2%			$1,760,835	1,724,038
LIABILITIES IN EXCESS OF OTHER ASSETS - (86.2%)				(798,158)
NET ASSETS - 100%				$925,880
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2021
(in thousands)
b.The 1, 2, 3 and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.10%, 0.13%, 0.15% and 0.16%, respectively, as of June 30, 2021.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2021, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2021. The 1 month Euro Interbank Offered Rate, or EURIBOR, rate was (0.59%) as of June 30, 2021.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2021, 95.4% of the Company’s total assets represented qualifying assets.
i.Position or a portion thereof unsettled as of June 30, 2021.
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
m.7-day effective yield as of June 30, 2021.
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of June 30, 2021 (see Note 8).
o.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of June 30, 2021 (see Note 8).
p.Non-income producing security.
q.The ultimate interest earned on this loan will be determined based on the portfolio company’s EBITDA at a specified trigger event.
r.Investment or a portion thereof was on non-accrual status as of June 30, 2021.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2021
(in thousands)
s.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2020 and June 30, 2021, along with transactions during the six months ended June 30, 2021 in these affiliated investments, were as follows:

		Six Months Ended June 30, 2021				Six Months Ended June 30, 2021
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2020	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2021	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
1244301 B.C. LTD.
First Lien Term Loan A	$2,289	$9	$(11)	$(1)	$2,286	$—	$83	$—
First Lien Term Loan B	755	29	—	(1)	783	—	29	—
Common Shares	—	—	—	186	186	—	—	—
Alert 360 Opco, Inc.
First Lien Term Loan	—	12,239	(61)	16	12,194	—	417	—
Common Stock	—	3,624	—	107	3,731	—	—	—
American Clinical Solutions LLC
Tranche I Term Loan	3,124	18	—	192	3,334	—	141	—
First Amendment Tranche I Term Loan	242	—	—	4	246	—	8	—
Class A Membership Interests	663	—	—	4,041	4,704	—	—	—
ARC Financial, LLC
Membership Interests	—	—	—	16	16	—	—	—
BCP Great Lakes Fund LP
Membership Interests	12,611	1,641	(2,911)	274	11,615	—	—	780
Charming Charlie, LLC
Vendor Payment Financing Facility	350	—	—	—	350	—	—	—
Conisus Holdings, Inc.
Series B Preferred Stock	16,481	951	—	2,139	19,571	—	—	951
Common Stock	12,401	—	—	6,655	19,056	—	—	—
DESG Holdings, Inc.
First Lien Term Loan	3,978	63	(667)	(20)	3,354	—	158	—
Second Lien Term Loan	—	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—
F+W Media, Inc.
First Lien Term Loan B-1	—	—	(1,115)	1,115	—	(1,080)	—	—
Lift Brands, Inc.
Term Loan A	23,642	—	—	—	23,642	—	1,010	—
Term Loan B	4,751	245	—	(42)	4,954	—	245	—
Term Loan C	4,687	64	—	(51)	4,700	—	64	—
Longview Intermediate Holdings C, LLC
Membership Units	7,988	—	—	2,434	10,422	—	—	—
Longview Power, LLC
First Lien Term Loan	2,414	1,959	(13)	61	4,421	—	257	—
Mount Logan Capital Inc.
Common Stock	2,409	—	—	636	3,045	—	—	29
SIMR, LLC
First Lien Term Loan	13,347	2,650	—	(527)	15,470	—	1,909	—
SIMR Parent, LLC
Class B Common Units	—	—	—	—	—	—	—	—
Class W Units	—	—	—	—	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	3,389	—	—	(292)	3,097	—	—	—
Warrants	1,374	—	—	(119)	1,255	—	—	—
Totals	$116,895	$23,492	$(4,778)	$16,823	$152,432	$(1,080)	$4,321	$1,760
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
June 30, 2021
(in thousands)
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Includes PIK interest income.
t.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2020 and June 30, 2021, along with transactions during the six months ended June 30, 2021 in these controlled investments, were as follows:

		Six Months Ended June 30, 2021				Six Months Ended June 30, 2021
Controlled Investments	Fair Value at December 31, 2020	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2021	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
CION SOF Funding, LLC
Membership Interests	$12,472	$—	$(15,539)	$3,067	$—	$(3,067)	$—	$—
Totals	$12,472	$—	$(15,539)	$3,067	$—	$(3,067)	$—	$—
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
(3)Includes PIK interest income.
u.For the six months ended June 30, 2021, non-cash dividend income of $951 and $164 was recorded on the Company's investment in Conisus Holdings, Inc. and CHC Medical Partners, Inc., respectively.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2021
(in thousands)
v.As of June 30, 2021, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
1244311 B.C. LTD.	Senior Secured First Lien Debt	—	6.00%	6.00%
Adapt Laser Acquisition, Inc.	Senior Secured First Lien Debt	11.00%	2.00%	13.00%
Alliance Healthcare Services, Inc.	Senior Secured First Lien Debt	4.50%	1.00%	5.50%
American Consolidated Natural Resources, Inc.	Senior Secured First Lien Debt	11.00%	3.00%	14.00%
Ancile Solutions, Inc.	Senior Secured First Lien Debt	8.00%	3.00%	11.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	7.75%	2.75%	10.50%
Cadence Aerospace, LLC	Senior Secured First Lien Debt	4.25%	5.25%	9.50%
Carestream Health, Inc.	Senior Secured Second Lien Debt	5.50%	8.00%	13.50%
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
CircusTrix Holdings, LLC	Senior Secured First Lien Debt	6.50%	2.50%	9.00%
Country Fresh Holdings, LLC	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
Country Fresh Holdings, LLC	Senior Secured Second Lien Debt	—	9.50%	9.50%
David's Bridal, LLC	Senior Secured First Lien Debt	6.00%	1.00%	7.00%
David's Bridal, LLC	Senior Secured First Lien Debt	6.00%	5.00%	11.00%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	6.00%	1.50%	7.50%
Deluxe Entertainment Services, Inc.	Senior Secured Second Lien Debt	7.00%	2.50%	9.50%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	20.00%	20.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	6.00%	6.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	8.25%	8.25%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	0.19%	6.00%	6.19%
Jenny C Acquisition, Inc.	Senior Secured First Lien Debt	—	12.25%	12.25%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	3.50%	5.00%	8.50%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Mimeo.com, Inc.	Revolving Term Loan	8.00%	10.00%	18.00%
Moss Holding Company	Senior Secured First Lien Debt	7.50%	0.50%	8.00%
Patterson Medical Supply, Inc.	Senior Secured Second Lien Debt	1.00%	10.50%	11.50%
Premiere Global Services, Inc.	Senior Secured Second Lien Debt	0.50%	10.00%	10.50%
SIMR, LLC	Senior Secured First Lien Debt	—	19.00%	19.00%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	9.70%	9.70%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	9.65%	1.00%	10.65%
Vesta Holdings, LLC	Senior Secured First Lien Debt	7.00%	4.00%	11.00%
West Dermatology Management Holdings, LLC	Senior Secured First Lien Debt	7.00%	0.75%	7.75%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
w.As of June 30, 2021, the index rate for $8,419 and $8,571 was 1 Month LIBOR and 3 Month LIBOR, respectively.
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
See accompanying notes to consolidated financial statements

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2020
(in thousands)
s.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2019 and 2020, along with transactions during the year ended December 31, 2020 in these affiliated investments, were as follows:

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
(3)Includes PIK interest income.
t.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2019 and 2020, along with transactions during the year ended December 31, 2020 in these controlled investments, were as follows:

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
June 30, 2021
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
The Company is managed by CION Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. Pursuant to an investment advisory agreement with the Company, CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. On November 13, 2020, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM for a period of twelve months commencing December 17, 2020. On April 5, 2021, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the amended and restated investment advisory agreement with CIM, which was subsequently approved by shareholders on August 9, 2021 (as described in further detail below). The Company and CIM previously engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, Inc., or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.
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
On April 5, 2021, the Company’s board of directors unanimously approved a number of steps in connection with the commencement of plans to pursue a potential listing of the Company’s shares of common stock on a national securities exchange. The Company has been cleared to file an application, and has applied, to list its shares of common stock on the New York Stock Exchange, or the NYSE, under the symbol “CION”. Subject to market conditions, final board approvals and NYSE approval, the Company currently expects to seek the commencement of trading of its shares of common stock on the NYSE, or the Listing, in the period following receipt of shareholder approval of the proposals to be considered at the Company’s reconvened annual meeting, as described in the Company’s definitive proxy statement filed on May 13, 2021. There can be no assurance that the Company will be able to complete the Listing in any certain timeframe or at all.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
In connection with the potential Listing, the Board also approved an amended and restated investment advisory agreement with CIM. A description of the amended and restated investment advisory agreement is set forth in Proposal 3 in the Company’s definitive proxy statement filed on May 13, 2021. The amended and restated investment advisory agreement is effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company’s net assets rather than adjusted capital, which is not dependent upon the Listing. The amended and restated investment advisory agreement was approved by shareholders on August 9, 2021 at the Company’s reconvened 2021 annual meeting of shareholders. As a result, on August 10, 2021, the Company and CIM entered into the amended and restated investment advisory agreement in order to implement this change to the calculation of the subordinated incentive fee payable to CIM.
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $48,484 and $73,597 of such investments at June 30, 2021 and December 31, 2020, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
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

Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of June 30, 2021.

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
During the first half of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which spread to over 100 countries, including the United States, and spread to every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 continued to be identified in additional countries, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Although countries, including the United States, have slowly started to loosen these restrictions, such actions created and will continue to create disruption in global supply chains, and adversely impacted many industries. In addition, certain European countries instituted another lockdown during the fourth quarter of 2020 as a second wave of the outbreak occurred. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
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
June 30, 2021
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of June 30, 2021 and December 31, 2020.
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
Capital Gains Incentive Fee
Pursuant to the terms of the investment advisory agreement the Company entered into with CIM, the incentive fee on capital gains earned on liquidated investments of the Company’s investment portfolio during operations is determined and payable in arrears as of the end of each calendar year. Such fee equals 20% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. Pursuant to the amended and restated investment advisory agreement, the incentive fee on capital gains will be reduced to 17.5%, which will be effective on the Listing. A description of the amended and restated investment advisory agreement is set forth in Proposal 3 in the Company’s definitive proxy statement filed on May 13, 2021. There can be no assurance that the Company will be able to complete the Listing in any certain timeframe or at all.
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
June 30, 2021
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

The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2021 and 2020 and the year ended December 31, 2020:

	Six Months Ended June 30,				Year Ended December 31,
	2021		2020		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	1,319,183	10,424	1,008,204	8,070	2,992,532	23,298
Total gross shares/proceeds	1,319,183	10,424	1,008,204	8,070	2,992,532	23,298
Sales commissions and dealer manager fees	—	—	—	—	—	—
Net shares/proceeds	1,319,183	10,424	1,008,204	8,070	2,992,532	23,298
Share repurchase program	(1,315,717)	(10,454)	(1,077,994)	(8,085)	(3,079,954)	(23,300)
Net shares/proceeds from (for) share transactions	3,466	$(30)	(69,790)	$(15)	(87,422)	$(2)
Since commencing its initial continuous public offering on July 2, 2012 and through June 30, 2021, the Company sold 113,297,189 shares of common stock for net proceeds of $1,155,255 at an average price per share of $10.20. The net proceeds include gross proceeds received from reinvested shareholder distributions of $232,386, for which the Company issued 26,425,715 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $232,417, for which the Company repurchased 26,620,271 shares of common stock.

During the period from July 1, 2021 to August 10, 2021, the Company received gross proceeds of $1,689 from reinvested shareholder distributions, for which the Company issued 208,197 shares of common stock.

Since commencing its initial continuous public offering on July 2, 2012 and through August 10, 2021, the Company sold 113,505,009 shares of common stock for net proceeds of $1,156,943 at an average price per share of $10.19. The net proceeds include gross proceeds received from reinvested shareholder distributions of $234,075, for which the Company issued 26,633,912 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $232,421, for which the Company repurchased 26,620,648 shares of common stock.

In August 2020, the Company obtained approval from its shareholders authorizing the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period. The Company has not issued any such shares as of the date of these notes to consolidated financial statements and does not currently intend to do so through August 2021 (the 12-month anniversary of such shareholder approval). On August 9, 2021, the Company's shareholders approved a proposal that again authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following shareholder approval, which will be conditioned upon the occurrence of the Listing.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
Share Repurchase Program
The Company offered to repurchase shares on such terms as determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not have been in the best interests of the Company’s shareholders or would have violated applicable law.
On March 19, 2020, the Company's board of directors, including the independent directors, temporarily suspended the Company's share repurchase program commencing with the second quarter of 2020 and included the third quarter of 2020. On November 13, 2020, the Company recommenced its share repurchase program for the fourth quarter of 2020.
On July 30, 2021, the Company's board of directors, including the independent directors, determined to suspend the Company's share repurchase program commencing with the third quarter of 2021 in anticipation of the Listing and the concurrent enhanced liquidity the Listing is expected to provide. The share repurchase program will ultimately terminate upon the Listing. For a detailed discussion of the potential Listing, refer to Note 1 to these notes to consolidated financial statements.
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
Any periodic repurchase offers were subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While the Company conducted quarterly tender offers as described above, it was not required to do so and had the authority to suspend or terminate the share repurchase program at any time, upon 30 days’ notice.
The following table summarizes the share repurchases completed during the year ended December 31, 2020 and the six months ended June 30, 2021:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2020
March 31, 2020	March 30, 2020	1,076,229	13%	$7.50	$8,071
June 30, 2020(1)	N/A	1,765	N/A	7.50	14
September 30, 2020	N/A	—	N/A	N/A	—
December 31, 2020	December 30, 2020	2,001,960	20%	7.60	15,215
Total for the year ended December 31, 2020		3,079,954			$23,300

2021
March 31, 2021	March 24, 2021	675,440	6%	$7.83	$5,291
June 30, 2021	June 23, 2021	640,277	7%	8.07	5,163
Total for the six months ended June 30, 2021		1,315,717			$10,454
(1) Represents an adjustment made during the three months ended June 30, 2020 to shares repurchased during the three months ended March 31, 2020.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Entity	Capacity	Description	2021	2020	2021	2020	2020
CIM	Investment adviser	Management fees(1)	$8,243	$7,929	16,026	16,380	$31,828
CIM	Investment adviser	Incentive fees(1)	—	—	—	3,308	7,631
CIM	Administrative services provider	Administrative services expense(1)	697	806	1,381	1,200	2,465
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(1)	38	(12)	85	(5)	56
			$8,978	$8,723	$17,492	$20,883	$41,980
(1)Amounts charged directly to operations.

The Company has entered into an investment advisory agreement with CIM. On November 13, 2020, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2020. On April 5, 2021, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the amended and restated investment advisory agreement with CIM, which was subsequently approved by shareholders on August 9, 2021. Pursuant to the investment advisory agreement, CIM is paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. Pursuant to the amended and restated investment advisory agreement, the annual base management fee will be reduced to 1.5% of the average value of the Company’s gross assets (including cash pledged as collateral for the Company’s secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets), to the extent that the Company’s asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee would be reduced further to 1.0% for any such gross assets purchased with leverage resulting in the Company’s asset coverage ratio dropping below 200%. Under the 1940 Act, the Company is not currently permitted to incur indebtedness that would cause its asset coverage ratio to drop below 200%. These changes to the base management fee are effective upon the Listing, if and when the potential Listing occurs. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. The Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 9.375% is exceeded, at which point the Company pays to CIM 20% of all pre-incentive fee net investment income that exceeds the annualized rate of 9.375%. Under the amended and restated investment advisory agreement, the hurdle rate would be reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company would pay to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company would pay to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income are effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company’s net assets rather than adjusted capital, which was effective on August 10, 2021. For the three months ended June 30, 2021 and 2020, the Company did not record any liabilities for subordinated incentive fees. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
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

Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. For the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020, the Company did not receive any expense support from CIM. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIM and the Company did not repay any expense support to CIM during the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020. The Company may or may not be requested to reimburse any expense support provided in the future.
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
As of June 30, 2021 and December 31, 2020, the total liability payable to CIM and its affiliates was $9,208 and $13,275, respectively, which primarily related to fees earned by CIM during the three months ended June 30, 2021 and December 31, 2020, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
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

The Company’s board of directors declared or ratified distributions for 19 and 6 record dates during the year ended December 31, 2020 and the six months ended June 30, 2021, respectively.
The following table presents cash distributions per share that were declared during the year ended December 31, 2020 and the six months ended June 30, 2021:

	Distributions
Three Months Ended	Per Share	Amount
2020
March 31, 2020 (thirteen record dates)	$0.1829	$20,793
June 30, 2020 (no record dates)	—	—
September 30, 2020 (two record dates)	0.0883	10,011
December 31, 2020 (four record dates)	0.2842	32,479
Total distributions for the year ended December 31, 2020	$0.5554	$63,283

2021
March 31, 2021 (three record dates)	$0.1324	$15,029
June 30, 2021 (three record dates)	0.1324	15,000
Total distributions for the six months ended June 30, 2021	$0.2648	$30,029

On June 15, 2021, the Company's co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for July 2021. The distributions were paid on July 28, 2021 to shareholders of record as of July 27, 2021. Shareholders who previously elected to receive distributions in additional shares of the Company's common stock pursuant to the Company’s distribution reinvestment plan were issued additional shares for the July 2021 distributions on July 28, 2021.

On July 15, 2021, the Company's co-chief executive officers declared regular monthly cash distributions of $0.04413 per share for August 2021. The distributions will be paid on September 1, 2021 to shareholders of record as of August 31, 2021. Shareholders who previously elected to receive distributions in additional shares of the Company's common stock pursuant to the Company’s distribution reinvestment plan will be issued additional shares for the August 2021 distributions on September 1, 2021.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
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

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any distributions funded by expense support from CIM are not based on the Company’s investment performance, and any such distributions can only be sustained if the Company maintains positive investment performance in future periods and/or CIM provides such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurances that the Company will maintain such performance in order to sustain these distributions or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods. For the three months ended June 30, 2021 and 2020 and the year ended December 31, 2020, none of the Company's distributions resulted from expense support from CIM. The Company has not established limits on the amount of funds it may use from available sources to make distributions.
The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2021 and 2020 and the year ended December 31, 2020:

	Six Months Ended June 30,						Year Ended December 31,
	2021			2020			2020
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.2648	$30,029	100.0%	$0.1829	$20,793	100.0%	$0.5554	$63,283	100.0%
Total distributions	$0.2648	$30,029	100.0%	$0.1829	$20,793	100.0%	$0.5554	$63,283	100.0%
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
June 30, 2021
(in thousands, except share and per share amounts)
The tax components of accumulated earnings for the current year will be determined at year end. As of December 31, 2020, the components of accumulated losses on a tax basis were as follows:

December 31, 2020
Undistributed ordinary income	$5,950
Other accumulated losses	(1,793)
Net unrealized depreciation on investments	(161,664)
Total accumulated losses	$(157,507)
As of June 30, 2021, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $48,764; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $159,934; the net unrealized depreciation was $111,170; and the aggregate cost of securities for Federal income tax purposes was $1,835,208.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of June 30, 2021 and December 31, 2020 at amortized cost and fair value was as follows:

	June 30, 2021			December 31, 2020
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,430,846	$1,407,224	84.0%	$1,266,564	$1,223,268	81.8%
Senior secured second lien debt	160,631	141,710	8.5%	171,480	151,506	10.1%
Collateralized securities and structured products - equity	14,487	14,095	0.8%	15,305	12,131	0.8%
Unsecured debt	5,675	5,508	0.3%	5,668	5,464	0.4%
Equity	100,712	107,017	6.4%	118,638	103,405	6.9%
Subtotal/total percentage	1,712,351	1,675,554	100.0%	1,577,655	1,495,774	100.0%
Short term investments(2)	48,484	48,484		73,597	73,597
Total investments	$1,760,835	$1,724,038		$1,651,252	$1,569,371
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
June 30, 2021
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$283,126	16.9%	$298,944	19.9%
Services: Business	268,849	16.0%	211,572	14.0%
Media: Diversified & Production	127,105	7.6%	108,078	7.2%
Chemicals, Plastics & Rubber	124,017	7.4%	141,654	9.5%
Services: Consumer	112,840	6.7%	85,254	5.7%
Media: Advertising, Printing & Publishing	107,481	6.4%	110,083	7.4%
High Tech Industries	73,265	4.4%	55,619	3.7%
Beverage, Food & Tobacco	64,626	3.9%	69,975	4.7%
Capital Equipment	63,679	3.8%	65,752	4.4%
Banking, Finance, Insurance & Real Estate	53,168	3.2%	41,211	2.8%
Retail	45,543	2.7%	29,312	2.0%
Aerospace & Defense	42,331	2.5%	35,751	2.4%
Consumer Goods: Durable	42,219	2.5%	7,417	0.5%
Telecommunications	41,975	2.5%	46,638	3.1%
Energy: Oil & Gas	41,543	2.5%	28,136	1.9%
Construction & Building	41,064	2.5%	34,653	2.3%
Hotel, Gaming & Leisure	33,523	2.0%	21,920	1.5%
Consumer Goods: Non-Durable	32,534	1.9%	15,757	1.1%
Diversified Financials	25,710	1.5%	37,214	2.5%
Forest Products & Paper	21,699	1.3%	21,686	1.4%
Transportation: Cargo	17,960	1.1%	19,001	1.3%
Metals & Mining	11,297	0.7%	10,147	0.7%
Subtotal/total percentage	1,675,554	100.0%	1,495,774	100.0%
Short term investments	48,484		73,597
Total investments	$1,724,038		$1,569,371

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)

	June 30, 2021		December 31, 2020
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,626,284	97.1%	$1,446,950	96.8%
Canada	20,890	1.3%	14,775	1.0%
Cayman Islands	14,095	0.8%	12,131	0.8%
Netherlands	7,426	0.4%	7,651	0.5%
Luxembourg	3,809	0.2%	10,034	0.7%
Cyprus	2,278	0.1%	3,557	0.2%
Bermuda	772	0.1%	676	—
Subtotal/total percentage	1,675,554	100.0%	1,495,774	100.0%
Short term investments	48,484		73,597
Total investments	$1,724,038		$1,569,371
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of June 30, 2021 and December 31, 2020, investments on non-accrual status represented 0.4% and 0.5%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2021 and December 31, 2020, the Company’s unfunded commitments amounted to $80,283 and $43,130, respectively. As of August 5, 2021, the Company’s unfunded commitments amounted to $85,059. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
Note 7. CION SOF

CION SOF was organized on May 21, 2019 as a Delaware limited liability company and commenced operations on October 2, 2019 when the Company and BCP Special Opportunities Fund I, LP, or BCP, entered into the limited liability company agreement of CION SOF for purposes of establishing the manner in which the parties would invest in and co-manage CION SOF. CION SOF invested primarily in senior secured loans of U.S. middle-market companies. The Company and BCP contributed a portfolio of loans to CION SOF representing membership equity of $31,289 and $4,470, respectively, in exchange for 87.5% and 12.5% of the membership interests of CION SOF, respectively.

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

For the six months ended June 30, 2020 and the year ended December 31, 2020, the Company recorded dividend income from its equity interest in CION SOF of $2,487 and $3,518, respectively. The Company did not record any dividend income from its equity interest in CION SOF for the six months ended June 30, 2021.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
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
The following table includes selected statement of operations information for CION SOF for the six months ended June 30, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Selected Statement of Operations Information:	2021	2020	2021	2020	2020
Total revenues	$—	$2,001	$29	$4,590	$7,874
Total expenses	—	832	29	1,775	3,934
Net realized loss on investments	—	(337)	—	(337)	(3,427)
Net change in unrealized appreciation (depreciation) on investments	—	542	—	(3,564)	28
Net increase (decrease) in net assets	$—	$1,374	$—	$(1,086)	$541

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2021:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	L+3.10%	$550,000	$25,000	May 15, 2024
2026 Notes(1)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
UBS Facility	Repurchase Agreement	L+3.375%	100,000	50,000	November 19, 2023
More Term Loan(2)	Term Loan Facility Agreement	5.20%	30,000	—	September 30, 2024
			$805,000	$75,000
(1)As of June 30, 2021, the fair value of the 2026 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2021.
(2)As of June 30, 2021, the fair value of the More Term Loan was $30,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2021.

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

On June 2, 2021, 34th Street drew down $50,000 of borrowings under the Third Amended JPM Credit Facility.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
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

As of June 30, 2021 and December 31, 2020, the principal amount outstanding on the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, respectively, was $550,000 and $625,000, respectively.

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

In connection with the Third Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended June 30, 2021, 34th Street was in compliance with all covenants and reporting requirements.

Through June 30, 2021, the Company incurred debt issuance costs of $11,402 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of June 30, 2021 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility. At June 30, 2021, the unamortized portion of the debt issuance costs was $5,606.

For the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, as applicable, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Stated interest expense	$4,275	$4,685	$9,093	$7,721	$19,069
Amortization of deferred financing costs	487	357	1,164	509	1,582
Non-usage fee	149	74	368	137	509
Total interest expense	$4,911	$5,116	$10,625	$8,367	$21,160
Weighted average interest rate(1)	3.40%	4.04%	3.48%	4.34%	3.90%
Average borrowings	$515,934	$465,205	$540,470	$357,603	$493,122
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
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

The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after February 11, 2021, if any, (iv) a minimum asset coverage ratio of not less than 200%, or 150% if the Company obtains the requisite shareholder approval and the Company's common stock is listed for trading on a national securities exchange, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended June 30, 2021, the Company was in compliance with all reporting requirements.

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

As of June 30, 2021, the aggregate principal amount of 2026 Notes outstanding was $125,000.

Through June 30, 2021, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2021 and will amortize to interest expense over the term of the 2026 Notes. At June 30, 2021, the unamortized portion of the debt issuance costs was $2,464.

For the three months ended June 30, 2021 and for the period from February 11, 2021 through June 30, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended June 30, 2021	For the Period from February 11, 2021 through June 30, 2021

Stated interest expense	$1,422	$2,188
Amortization of deferred financing costs	132	204
Total interest expense	$1,554	$2,392
Weighted average interest rate(1)	4.50%	4.50%
Average borrowings	$125,000	$125,000
(1) Includes the stated interest expense on the 2026 Notes and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
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

On May 19, 2020, Murray Hill Funding entered into a Second Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Second Amended Master Confirmation, which extended the date that Murray Hill Funding will be required to repurchase the Notes sold to UBS under the Amended UBS Facility from May 19, 2020 to November 19, 2020 and increased the spread on the financing fee from 3.50% to 3.90% per year.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
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

Pursuant to the Amended UBS Facility, on July 1, 2021, UBS purchased Class A-R Notes held by Murray Hill Funding for an aggregate purchase price equal to 100% of the principal amount of Class A-R Notes purchased which was $21,000.

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

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At June 30, 2021, all upfront fees and other expenses were fully amortized.

As of June 30, 2021, Notes in the aggregate principal amount of $100,000 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $100,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of June 30, 2021, the amount due at maturity under the Amended UBS Facility was $100,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of June 30, 2021, the fair value of assets held by Murray Hill Funding II was $227,154.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
For the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Stated interest expense	$893	$1,908	$1,795	$4,611	$6,732
Non-usage fee	95	—	189	—	16
Amortization of deferred financing costs	—	125	—	359	360
Total interest expense	$988	$2,033	$1,984	$4,970	$7,108
Weighted average interest rate(1)	3.98%	4.92%	3.94%	5.17%	4.81%
Average borrowings	$100,000	$152,747	$100,000	$176,374	$137,978
(1)Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended UBS Facility and is annualized for periods covering less than one year.

More Term Loan

On April 14, 2021, the Company entered into an Unsecured Term Loan Facility Agreement, or the Term Loan Agreement, with More Provident Funds Ltd., or More, as lender. The Term Loan Agreement with More, or the More Term Loan, provided for an unsecured term loan to the Company in an aggregate principal amount of $30,000. On April 20, 2021, the Company drew down $30,000 of borrowings under the More Term Loan. After the deduction of fees and other financing expenses, the Company received net borrowings of approximately $29,000, which the Company used for working capital and other general corporate purposes.

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

Through June 30, 2021, the Company incurred debt issuance costs of $992 in connection with obtaining the More Term Loan, which were recorded as a direct reduction to the outstanding balance of the More Term Loan, which is included in the Company’s consolidated balance sheet as of June 30, 2021 and will amortize to interest expense over the term of the More Term Loan. At June 30, 2021, the unamortized portion of the debt issuance costs was $929.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
For the period from April 14, 2021 through June 30, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the More Term Loan were as follows:

For the Period from April 14, 2021 through June 30, 2021

Stated interest expense	$312
Amortization of deferred financing costs	63
Total interest expense	$375
Weighted average interest rate(1)	5.20%
Average borrowings	$30,000
(1)Includes the stated interest expense and non-usage fee, if any, on the unused portion of the More Term Loan and is annualized for periods covering less than one year.

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
June 30, 2021
(in thousands, except share and per share amounts)
For the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Second Amended Citibank Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Stated interest expense	$—	$802	$—	$3,171	$3,171
Non-usage fee	—	111	—	288	288
Amortization of deferred financing costs	—	1,379	—	1,551	1,551
Total interest expense	$—	$2,292	$—	$5,010	$5,010
Weighted average interest rate(1)	—	3.13%	—	3.72%	3.72%
Average borrowings	$—	$110,939	$—	$183,774	$91,385
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
For the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Amended MS Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Stated interest expense	$—	$566	$—	$1,928	$1,928
Amortization of deferred financing costs	—	1,415	—	1,544	1,544
Non-usage fee	—	20	—	87	87
Total interest expense	$—	$2,001	$—	$3,559	$3,559
Weighted average interest rate(1)	—	3.81%	—	4.50%	4.50%
Average borrowings	$—	$61,609	$—	$88,451	$43,984
(1)Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended MS Credit Facility and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of June 30, 2021 and December 31, 2020, according to the fair value hierarchy:

	June 30, 2021(1)				December 31, 2020(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,407,224	$1,407,224	$—	$—	$1,223,268	$1,223,268
Senior secured second lien debt	—	—	141,710	141,710	—	—	151,506	151,506
Collateralized securities and structured products - equity	—	—	14,095	14,095	—	—	12,131	12,131
Unsecured debt	—	—	5,508	5,508	—	—	5,464	5,464
Equity	3,045	—	92,357	95,402	2,409	—	75,913	78,322
Short term investments	48,484	—	—	48,484	73,597	—	—	73,597
Total Investments	$51,529	$—	$1,660,894	$1,712,423	$76,006	$—	$1,468,282	$1,544,288
(1)Excludes the Company's $11,615 investment in BCP Great Lakes Fund LP, which was measured at NAV.
(2)Excludes the Company's $12,472 investment in CION SOF and $12,611 investment in BCP Great Lakes Fund LP, which were measured at NAV.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, March 31, 2021	$1,255,426	$154,626	$13,840	$5,493	$91,409	$1,520,794
Investments purchased(2)(3)	224,407	614	—	—	2,843	227,864
Net realized (loss) gain	(341)	—	—	—	805	464
Net change in unrealized appreciation (depreciation)	4,756	(877)	920	11	3,362	8,172
Accretion of discount	2,555	174	—	4	—	2,733
Sales and principal repayments(3)	(79,579)	(12,827)	(665)	—	(6,062)	(99,133)
Ending balance, June 30, 2021	$1,407,224	$141,710	$14,095	$5,508	$92,357	$1,660,894
Change in net unrealized appreciation (depreciation) on investments still held as of June 30, 2021(1)	$6,482	$(815)	$920	$11	$4,076	$10,674
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

	Six Months Ended June 30, 2021
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2020	$1,223,268	$151,506	$12,131	$5,464	$75,913	$1,468,282
Investments purchased(2)(3)	413,433	1,641	—	—	4,141	419,215
Net realized (loss) gain	(1,414)	—	—	—	805	(609)
Net change in unrealized appreciation	19,674	1,053	2,782	37	17,560	41,106
Accretion of discount	5,557	341	—	7	—	5,905
Sales and principal repayments(3)	(253,294)	(12,831)	(818)	—	(6,062)	(273,005)
Ending balance, June 30, 2021	$1,407,224	$141,710	$14,095	$5,508	$92,357	$1,660,894
Change in net unrealized appreciation (depreciation) on investments still held as of June 30, 2021(1)	$17,778	$(218)	$2,782	$37	$18,507	$38,886
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2020
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, March 31, 2020	$1,274,325	$201,165	$10,972	$4,800	$46,455	$1,537,717
Investments purchased(2)(3)	59,458	558	—	—	8,106	68,122
Net realized loss	(10,290)	(2)	—	—	—	(10,292)
Net change in unrealized appreciation (depreciation)	11,588	1,408	733	(4)	(3,869)	9,856
Accretion of discount	1,580	252	—	4	—	1,836
Sales and principal repayments(3)	(98,405)	(10,183)	(413)	—	—	(109,001)
Ending balance, June 30, 2020	$1,238,256	$193,198	$11,292	$4,800	$50,692	$1,498,238
Change in net unrealized appreciation (depreciation) on investments still held as of June 30, 2020(1)	$1,623	$1,408	$733	$(4)	$(3,869)	$(109)
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

	Six Months Ended June 30, 2020
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2019	$1,351,767	$248,253	$7,212	$14,182	$4,900	$56,886	$1,683,200
Investments purchased(2)(3)	236,612	912	—	—	—	8,717	246,241
Net realized loss	(14,485)	(1)	—	—	—	—	(14,486)
Net change in unrealized depreciation	(73,442)	(15,807)	—	(2,287)	(108)	(14,911)	(106,555)
Accretion of discount	6,269	740	—	—	8	—	7,017
Sales and principal repayments(3)	(268,465)	(40,899)	(7,212)	(603)	—	—	(317,179)
Ending balance, June 30, 2020	$1,238,256	$193,198	$—	$11,292	$4,800	$50,692	$1,498,238
Change in net unrealized depreciation on investments still held as of June 30, 2020(1)	$(74,886)	$(15,261)	$—	$(2,287)	$(108)	$(14,911)	$(107,453)
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
(in thousands, except share and per share amounts)
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,068,244	Discounted Cash Flow	Discount Rates	5.5%	—	30.7%	10.1%
	276,321	Broker Quotes	Broker Quotes	N/A			N/A
	26,496	Market Comparable Approach	Revenue Multiple	1.90x			N/A
	25,827		EBITDA Multiple	4.50x	—	10.50x	8.09x
	10,336	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	115,064	Discounted Cash Flow	Discount Rates	8.0%	—	18.0%	10.5%
	26,538	Broker Quotes	Broker Quotes	N/A			N/A
	108	Market Comparable Approach	EBITDA Multiple	7.75x			N/A
Collateralized securities and structured products - equity	14,095	Discounted Cash Flow	Discount Rates	10.5%	—	17.0%	12.3%
Unsecured debt	5,508	Discounted Cash Flow	Discount Rates	16.4%			N/A
Equity	21,604	Market Comparable Approach	EBITDA Multiple	4.50x	—	32.50x	12.73x
	19,077		Revenue Multiple	0.60x	—	2.29x	1.46x
	10,422		$ per kW	$325.00			N/A
	38,627	Other(2)	Other(2)	N/A			N/A
	2,286	Discount for Lack of Marketability	Expected Volatility	30.0%			N/A
	339	Broker Quotes	Broker Quotes	N/A			N/A
	2	Options Pricing Model	Expected Volatility	70.0%	—	85.0%	70%
Total	$1,660,894
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Professional fees	$1,213	$613	$2,478	$910	$1,490
Transfer agent expense	253	260	675	655	1,189
Valuation expense	269	285	521	561	999
Accounting and administration costs	175	137	412	283	680
Printing and marketing expense	355	103	399	118	378
Insurance expense	137	115	269	223	489
Director fees and expenses	111	113	214	229	450
Dues and subscriptions	27	67	196	149	342
Other expenses	27	22	92	57	336
Total general and administrative expense	$2,567	$1,715	$5,256	$3,185	$6,353

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
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

As of June 30, 2021 and December 31, 2020, the Company’s unfunded commitments were as follows:

Unfunded Commitments	June 30, 2021(1)	December 31, 2020(1)
Genesis Healthcare, Inc.	$35,000	$—
West Dermatology Management Holdings, LLC	7,655	7,655
Williams Industrial Services Group, Inc.	5,000	5,000
Rogers Mechanical Contractors, LLC	4,808	—
BCP Great Lakes Fund LP	3,406	2,135
Instant Web, LLC	2,704	2,704
Geon Performance Solutions, LLC	2,586	2,586
Coyote Buyer, LLC	2,500	2,500
Appalachian Resource Company, LLC	2,500	2,500
Moss Holding Company	2,232	2,232
Foundation Consumer Healthcare, LLC	2,094	4,211
NWN Parent Holdings LLC	1,800	—
Anthem Sports & Entertainment Inc.	1,750	1,333
Extreme Reach, Inc.	1,744	1,744
Mimeo.com, Inc.	1,250	1,000
AMCP Staffing Intermediate Holdings III, LLC	1,142	1,370
RA Outdoors, LLC	1,049	—
Invincible Boat Company	798	—
CircusTrix Holdings, LLC	180	2,898
American Media, LLC	85	—
Palmetto Solar, LLC	—	3,262
Total	$80,283	$43,130
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2021 and December 31, 2020, refer to the table above and the consolidated schedules of investments. As of August 5, 2021, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $85,059.
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
June 30, 2021
(in thousands, except share and per share amounts)
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, and administrative agent fees. The following table summarizes the Company’s fee income for the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Capital structuring and other fees	$790	$109	$1,084	$224	$968
Amendment fees	90	628	674	1,117	3,550
Administrative agent fees	—	—	55	—	25
Total	$880	$737	$1,813	$1,341	$4,543
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended June 30, 2021 and 2020 and the year ended December 31, 2020:

	Six Months Ended June 30,		Year Ended December 31,
	2021	2020	2020
Per share data:(1)
Net asset value at beginning of period	$7.75	$8.40	$8.40
Results of operations:
Net investment income	0.32	0.31	0.69
Net realized and net change in unrealized gains (losses)(2)	0.36	(1.10)	(0.78)
Net increase (decrease) in net assets resulting from operations(2)	0.68	(0.79)	(0.09)
Shareholder distributions:
Distributions from net investment income	(0.26)	(0.18)	(0.56)
Net decrease in net assets resulting from shareholders' distributions	(0.26)	(0.18)	(0.56)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—	—
Repurchases of common stock(4)	—	—	—
Net increase in net assets resulting from capital share transactions	—	—	—
Net asset value at end of period	$8.17	$7.43	$7.75
Shares of common stock outstanding at end of period	113,297,189	113,311,355	113,293,723
Total investment return-net asset value(5)	9.00%	(9.47)%	(0.94)%
Net assets at beginning of period	$878,256	$952,563	$952,563
Net assets at end of period	$925,880	$842,430	$878,256
Average net assets	$903,354	$882,484	$875,846
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	4.02%	4.03%	8.99%
Ratio of gross operating expenses to average net assets(6)(7)	4.21%	5.21%	9.72%
Ratio of net operating expenses to average net assets(6)	4.21%	5.21%	9.72%
Portfolio turnover rate(8)	18.43%	12.42%	22.99%
Asset coverage ratio(9)	2.15	2.13	2.21
(1)The per share data for the six months ended June 30, 2021 and 2020 and the year ended December 31, 2020 was derived by using the weighted average shares of common stock outstanding during each period.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2021
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
(3)The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the six months ended June 30, 2021 and 2020 and the year ended December 31, 2020. The Company's follow-on continuous public offering ended on January 25, 2019.
(4)Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the six months ended June 30, 2021 and 2020 and the year ended December 31, 2020.
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
We are managed by CIM, our affiliate and a registered investment adviser. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. On November 13, 2020, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM for a period of twelve months commencing December 17, 2020. On April 5, 2021, our board of directors, including a majority of directors who are not interested persons, approved the amended and restated investment advisory agreement with CIM, which was subsequently approved by shareholders on August 9, 2021 (as described in further detail below). We and CIM previously engaged AIM to act as our investment sub-adviser.
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
On April 5, 2021, our board of directors unanimously approved a number of steps in connection with the commencement of plans to pursue a potential listing of our shares of common stock on a national securities exchange. We have been cleared to file an application, and have applied, to list our shares of common stock on the NYSE under the symbol “CION”. Subject to market conditions, final board approvals and NYSE approval, we currently expect to seek the commencement of trading as part of the Listing in the period following receipt of shareholder approval of the proposals to be considered at our reconvened annual meeting, as described in our definitive proxy statement filed on May 13, 2021. There can be no assurance that we will be able to complete the Listing in any certain timeframe or at all.
In connection with the potential Listing, our board of directors also approved an amended and restated investment advisory agreement with CIM. A description of the amended and restated investment advisory agreement is set forth in Proposal 3 in our definitive proxy statement filed on May 13, 2021. The amended and restated investment advisory agreement is effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of our net assets rather than adjusted capital, which is not dependent upon the Listing. The amended and restated investment advisory agreement was approved by shareholders on August 9, 2021 at our reconvened 2021 annual meeting of shareholders. As a result, on August 10, 2021, we and CIM entered into the amended and restated investment advisory agreement in order to implement this change to the calculation of the subordinated incentive fee payable to CIM.

We seek to meet our investment objective by utilizing the experienced management team of CIM, which includes its access to the relationships and human capital of its affiliates in sourcing, evaluating and structuring transactions, as well as monitoring and servicing our investments. We focus primarily on the senior secured debt of private and thinly-traded U.S. middle-market companies, which we define as companies that generally possess annual EBITDA of $75 million or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

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

Recent Developments

COVID-19
The rapid spread of COVID-19, and associated impacts on the U.S. and global economies and the financial and credit markets, initially had negatively impacted, and may again negatively impact, our business operations and the business operations of some of our portfolio companies. We cannot at this time fully predict the impact of COVID-19 on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition, including, without limitation, our ability to pay distributions to our shareholders. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may significantly limit business operations if subjected to prolonged economic distress. These developments could result in a decrease in the value of certain of our investments.
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

Portfolio Investment Activity for the Three Months Ended June 30, 2021 and 2020 and the Year Ended December 31, 2020
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended June 30, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended June 30,		Year Ended December 31,
Net Investment Activity	2021	2020	2020
Purchases and drawdowns
Senior secured first lien debt	$221,361	$24,246	$347,992
Senior secured second lien debt	—	—	4,375
Equity	737	1,626	7,266
Sales and principal repayments	(96,828)	(74,851)	(543,167)
Net portfolio activity	$125,270	$(48,979)	$(183,534)
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,430,846	$1,407,224	84.0%
Senior secured second lien debt	160,631	141,710	8.5%
Collateralized securities and structured products - equity	14,487	14,095	0.8%
Unsecured debt	5,675	5,508	0.3%
Equity	100,712	107,017	6.4%
Subtotal/total percentage	1,712,351	1,675,554	100.0%
Short term investments(2)	48,484	48,484
Total investments	$1,760,835	$1,724,038
Number of portfolio companies			132
Average annual EBITDA of portfolio companies		$61.1 million
Median annual EBITDA of portfolio companies		$49.0 million
Purchased at a weighted average price of par			97.91%
Gross annual portfolio yield based upon the purchase price(3)			8.50%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of June 30, 2021 and December 31, 2020, excluding short term investments of $48,484 and $73,597, respectively:

	June 30, 2021			December 31, 2020
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,504,684	$1,465,704	87.5%	$1,347,194	$1,284,282	85.9%
Fixed interest rate investments	109,169	110,355	6.6%	126,962	124,816	8.3%
Non-income producing equity	63,856	65,231	3.9%	66,086	52,505	3.5%
Other income producing investments	34,642	34,264	2.0%	37,413	34,171	2.3%
Total investments	$1,712,351	$1,675,554	100.0%	$1,577,655	$1,495,774	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$283,126	16.9%	$298,944	19.9%
Services: Business	268,849	16.0%	211,572	14.0%
Media: Diversified & Production	127,105	7.6%	108,078	7.2%
Chemicals, Plastics & Rubber	124,017	7.4%	141,654	9.5%
Services: Consumer	112,840	6.7%	85,254	5.7%
Media: Advertising, Printing & Publishing	107,481	6.4%	110,083	7.4%
High Tech Industries	73,265	4.4%	55,619	3.7%
Beverage, Food & Tobacco	64,626	3.9%	69,975	4.7%
Capital Equipment	63,679	3.8%	65,752	4.4%
Banking, Finance, Insurance & Real Estate	53,168	3.2%	41,211	2.8%
Retail	45,543	2.7%	29,312	2.0%
Aerospace & Defense	42,331	2.5%	35,751	2.4%
Consumer Goods: Durable	42,219	2.5%	7,417	0.5%
Telecommunications	41,975	2.5%	46,638	3.1%
Energy: Oil & Gas	41,543	2.5%	28,136	1.9%
Construction & Building	41,064	2.5%	34,653	2.3%
Hotel, Gaming & Leisure	33,523	2.0%	21,920	1.5%
Consumer Goods: Non-Durable	32,534	1.9%	15,757	1.1%
Diversified Financials	25,710	1.5%	37,214	2.5%
Forest Products & Paper	21,699	1.3%	21,686	1.4%
Transportation: Cargo	17,960	1.1%	19,001	1.3%
Metals & Mining	11,297	0.7%	10,147	0.7%
Subtotal/total percentage	1,675,554	100.0%	1,495,774	100.0%
Short term investments	48,484		73,597
Total investments	$1,724,038		$1,569,371
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2021 and December 31, 2020, our unfunded commitments amounted to $80,283 and $43,130, respectively. As of August 5, 2021, our unfunded commitments amounted to $85,059. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of June 30, 2021 and December 31, 2020, excluding short term investments of $48,484 and $73,597, respectively:

	June 30, 2021		December 31, 2020
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$122,894	7.3%	$2,997	0.2%
2	1,265,640	75.5%	1,173,191	78.5%
3	279,814	16.7%	309,930	20.7%
4	6,394	0.4%	9,210	0.6%
5	812	0.1%	446	—
	$1,675,554	100.0%	$1,495,774	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of August 5, 2021:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,403,204	87.7%
Senior secured second lien debt	106,698	6.7%
Collateralized securities and structured products - equity	13,597	0.9%
Unsecured debt	5,508	0.3%
Equity	69,610	4.4%
Subtotal/total percentage	1,598,617	100.0%
Short term investments(2)	141,386
Total investments	$1,740,003
Number of portfolio companies		128
Average annual EBITDA of portfolio companies	$62.3 million
Median annual EBITDA of portfolio companies	$49.0 million
Purchased at a weighted average price of par		97.24%
Gross annual portfolio yield based upon the purchase price(2)		8.28%
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
Results of Operations for the Three Months Ended June 30, 2021 and 2020
Our results of operations for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	2021	2020
Investment income	$38,021	$35,808
Net operating expenses	19,335	21,892
Net investment income	18,686	13,916
Net realized gain (loss) on investments and foreign currency	441	(10,986)
Net change in unrealized appreciation on investments	8,842	13,657
Net increase in net assets resulting from operations	$27,969	$16,587
Investment Income
For the three months ended June 30, 2021 and 2020, we generated investment income of $38,021 and $35,808, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 123 and 122 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $44,289, from $1,560,512 for the three months ended June 30, 2020 to $1,604,801 for the three months ended June 30, 2021. Additionally, investments on non-accrual status represented 0.4% of the Company's investment portfolio on a fair value basis as of June 30, 2021 compared to 3.0% as of June 30, 2020.

Operating Expenses
The composition of our operating expenses for the three months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,
	2021	2020
Management fees	$8,243	$7,929
Administrative services expense	697	806
General and administrative	2,567	1,715
Interest expense	7,828	11,442
Total operating expenses	$19,335	$21,892
The decrease in interest expense during the three months ended June 30, 2021 was primarily the result of all remaining unamortized debt issuance costs related to the Second Amended Citibank Credit Facility and the Amended MS Credit Facility being expensed upon the repayment of all amounts outstanding on these facilities during the three months ended June 30, 2020.
The composition of our general and administrative expenses for the three months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,
	2021	2020
Professional fees	$1,213	$613
Printing and marketing expense	355	103
Valuation expense	269	285
Transfer agent expense	253	260
Accounting and administration costs	175	137
Insurance expense	137	115
Director fees and expenses	111	113
Dues and subscriptions	27	67
Other expenses	27	22
Total general and administrative expense	$2,567	$1,715

The increase in general and administrative expenses was primarily the result of higher professional fees incurred during the three months ended June 30, 2021 associated with the potential Listing and higher printing and marketing expense incurred during the three months ended June 30, 2021 associated with shareholder proxy solicitation costs.

Net Investment Income

Our net investment income totaled $18,686 and $13,916 for the three months ended June 30, 2021 and 2020, respectively. The increase in our net investment income was primarily the result of higher investment income and lower interest expense, partially offset by higher general and administrative expenses, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Net Realized Gain (Loss) on Investments and Foreign Currency
Our net realized gain (loss) on investments and foreign currency totaled $441 and $(10,986) for the three months ended June 30, 2021 and 2020, respectively, which were driven primarily by realized losses on the restructure of certain investments during the three months ended June 30, 2020.

Net Change in Unrealized Appreciation on Investments
The net change in unrealized appreciation on our investments totaled $8,842 and $13,657 for the three months ended June 30, 2021 and 2020, respectively. We observed tightening credit spreads and increased multiples in equity markets that positively impacted the fair value of certain of our investments during the three months ended June 30, 2021 and 2020.

Net Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2021 and 2020, we recorded a net increase in net assets resulting from operations of $27,969 and $16,587, respectively, as a result of our operating activity for the respective periods.
This “Results of Operations” discussion should also be read in conjunction with “Recent Developments - COVID-19” above.
Results of Operations for the Six Months Ended June 30, 2021 and 2020
Our results of operations for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
Investment income	$74,324	$81,556
Net operating expenses	38,039	45,979
Net investment income	36,285	35,577
Net realized loss on investments and foreign currency	(3,687)	(15,182)
Net change in unrealized appreciation (depreciation) on investments	45,085	(109,720)
Net increase (decrease) in net assets resulting from operations	$77,683	$(89,325)
Investment Income
For the six months ended June 30, 2021 and 2020, we generated investment income of $74,324 and $81,556, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 127 and 134 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, decreased $52,139, from $1,637,803 for the six months ended June 30, 2020 to $1,585,664 for the six months ended June 30, 2021. Additionally, the decrease in LIBOR during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 also contributed to the decrease in interest income generated on our investments.

Operating Expenses
The composition of our operating expenses for the six months ended June 30, 2021 and 2020 was as follows:

	Six Months Ended June 30,
	2021	2020
Management fees	$16,026	$16,380
Administrative services expense	1,381	1,200
Subordinated incentive fee on income	—	3,308
General and administrative	5,256	3,185
Interest expense	15,376	21,906
Total operating expenses	$38,039	$45,979
The decrease in interest expense during the six months ended June 30, 2021 was primarily the result of all remaining unamortized debt issuance costs related to the Second Amended Citibank Credit Facility and the Amended MS Credit Facility being expensed upon the repayment of all amounts outstanding on these facilities during the three months ended June 30, 2020. The decrease in interest expense was also the result of a decrease in LIBOR during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease in subordinated incentive fee on income was primarily due to the decrease in interest income during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

The composition of our general and administrative expenses for the six months ended June 30, 2021 and 2020 was as follows:

	Six Months Ended June 30,
	2021	2020
Professional fees	$2,478	$910
Transfer agent expense	675	655
Valuation expense	521	561
Accounting and administration costs	412	283
Printing and marketing expense	399	118
Insurance expense	269	223
Director fees and expenses	214	229
Dues and subscriptions	196	149
Other expenses	92	57
Total general and administrative expense	$5,256	$3,185
The increase in general and administrative expenses was primarily the result of higher professional fees incurred during the six months ended June 30, 2021 associated with the potential Listing and higher printing and marketing expense incurred during the six months ended June 30, 2021 associated with shareholder proxy solicitation costs.

Net Investment Income

Our net investment income totaled $36,285 and $35,577 for the six months ended June 30, 2021 and 2020, respectively. The increase in our net investment income was primarily the result of lower interest expense and lower subordinated incentive fee on income, partially offset by lower investment income and higher general and administrative expenses, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled $(3,687) and $(15,182) for the six months ended June 30, 2021 and 2020, respectively, which were driven primarily by realized losses on the restructure of certain investments during the six months ended June 30, 2020.
Net Change in Unrealized Appreciation (Depreciation) on Investments
The net change in unrealized appreciation (depreciation) on our investments totaled $45,085 and $(109,720) for the six months ended June 30, 2021 and 2020, respectively. This change was driven primarily by tightening credit spreads and increased multiples in equity markets during the six months ended June 30, 2021 that positively impacted the fair value of certain of our investments, as compared to the outbreak and spread of COVID-19 around the world during the six months ended June 30, 2020, which caused significant uncertainty and volatility in the U.S. and global economies as well as in the financial and credit markets and negatively impacted the fair value of certain of our investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the six months ended June 30, 2021 and 2020, we recorded a net increase (decrease) in net assets resulting from operations of $77,683 and $(89,325), respectively, as a result of our operating activity for the respective periods.
This “Results of Operations” discussion should also be read in conjunction with “Recent Developments - COVID-19” above.
Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $8.17 and $7.75 on June 30, 2021 and December 31, 2020, respectively. After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.2648 per share during the six months ended June 30, 2021, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was 9.00% for the six-month period ended June 30, 2021. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $9.00 per share (public offering price excluding sales load) have seen an annualized return of 6.88% and a cumulative total return of 76.57% through June 30, 2021 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $10.00 per share (the initial public offering price including sales load) have seen an annualized return of 5.57% and a cumulative total return of 58.91% through June 30, 2021. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.25% and a cumulative total return of 42.72%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.92% and a cumulative total return of 63.49% over the same period.

Growth of $10,000 Initial Investment(1)
19,000
18,000
17,000
16,000
15,000
14,000
13,000
12,000
11,000
10,000
9,000
12/17/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
$17,657
$16,349
$15,891
$14,272
CĪON Investment Corporation (excluding sales load)
S&P/LSTA Leveraged Loan Index
CĪON Investment Corporation (including sales load)
BofA ML US High Yield Index

(1) Cumulative performance: December 17, 2012 to June 30, 2021
The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $10.00 per share (including sales load) and $9.00 per share (excluding sales load), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.

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

The outbreak and spread of COVID-19 have caused severe stress and uncertainty in the U.S. and global economies as well as in the financial and credit markets. Given the uncertainty as to the full severity and duration of the pandemic and its effects on us with respect to our compliance with covenants in our loan facilities with lenders and our borrowers’ ability to timely meet their financial obligations to us, management and our board of directors determined that it was in the best interest of our company and all of our shareholders to take certain steps during the three months ended March 31, 2020 that were necessary to improve our cash position and preserve financial flexibility in the short term. This “Financial Condition, Liquidity and Capital Resources” discussion should also be read in conjunction with “Recent Developments - COVID-19” above.

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
On July 30, 2021, our board of directors, including the independent directors, determined to suspend our share repurchase program commencing with the third quarter of 2021 in anticipation of the potential Listing. The share repurchase program will ultimately terminate upon the Listing, which is subject to market conditions, final approval by our board of directors and other factors.
As further described in Note 1 and Note 4 to the notes to the consolidated financial statements included in this report, the recent amended and restated investment advisory agreement will (i) reduce the annual base management fees payable by us to CIM and (ii) amend the way the subordinated incentive fee on income and the capital gains incentive fee is payable by us to CIM by reducing the hurdle and incentive fee rates and express the hurdle rate as a percentage of our net assets rather than our adjusted capital. These changes are effective upon the Listing of our shares on a national securities exchange, except for the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of our net assets rather than adjusted capital, which was effective upon shareholder approval and not dependent upon the Listing. These changes, in the aggregate, may lead to the payment of higher advisory fees to CIM depending upon our performance. There can be no assurance that we will be able to complete the Listing in any certain timeframe or at all.
Our board of directors also intends to declare a special cash distribution to shareholders payable during the fourth quarter of 2021 in an amount not to exceed our estimated undistributed investment company taxable income, in addition to any regular cash distributions that our board may declare. The declaration, payment and terms of this special cash distribution, like all future distributions, are subject to applicable legal restrictions and the sole discretion of our board of directors.

As of June 30, 2021 and December 31, 2020, we had $48,484 and $73,597 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

JPM Credit Facility
As of June 30, 2021 and August 5, 2021, our outstanding borrowings under the Third Amended JPM Credit Facility were $550,000, and the aggregate unfunded principal amount in connection with the Third Amended JPM Credit Facility was $25,000. For a detailed discussion of our Third Amended JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
UBS Facility
As of June 30, 2021 and August 5, 2021, our outstanding borrowings under the Amended UBS Facility were $100,000 and $121,000, respectively, and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $50,000 and $29,000, respectively. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
2026 Notes

As of June 30, 2021 and August 5, 2021, we had $125,000 in aggregate principal amount of 2026 Notes outstanding. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
More Term Loan
As of June 30, 2021 and August 5, 2021, our outstanding borrowings under the More Term Loan were $30,000 and there was no unfunded principal amount in connection with the More Term Loan. For a detailed discussion of our More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
Unfunded Commitments
As of June 30, 2021 and August 5, 2021, our unfunded commitments amounted to $80,283 and $85,059, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2021, 87.5% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of June 30, 2021, under the terms of the Third Amended JPM Credit Facility, advances bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.10% per year. Pursuant to the terms of the amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR plus a spread of 3.375% per year. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Third Amended JPM Credit Facility or the Amended UBS Facility in effect as of June 30, 2021:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
No change to current base rate (0.13% as of June 30, 2021)	—	—
Up 50 basis points	(1,875)	(1.8)%
Up 100 basis points	(2,224)	(2.2)%
Up 200 basis points	5,069	5.0%
Up 300 basis points	13,255	13.0%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes and the More Term Loan), or the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 6.6% of our investments paid fixed interest rates as of June 30, 2021. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2021.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2021 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2021	—	$—	—	—
May 1 to May 31, 2021	—	—	—	—
June 1 to June 30, 2021	640,277	8.07	640,277	(1)
Total	640,277	$8.07	640,277	(1)
(1)A description of the maximum number of shares of our common stock that may be repurchased is set forth in a detailed discussion of the terms of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

On July 30, 2021, our board of directors, including the independent directors, determined to suspend our share repurchase program commencing with the third quarter of 2021 in anticipation of the Listing. The share repurchase program will ultimately terminate upon the Listing. There can be no assurance that we will be able to complete the Listing in any certain timeframe or at all.
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
10.1
Amended and Restated Investment Advisory Agreement, dated as of August 10, 2021, by and between CĪON Investment Corporation and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2021 (File No. 814-00941)).

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
Date: August 12, 2021
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)