Form 10-Q
period 2021-09-30
CION Investment Corp
filed 2021-11-15
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	CION	The New York Stock Exchange
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
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 11, 2021 was 56,958,440.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,658,592 and $1,501,529, respectively)	$1,629,201	$1,440,004
Non-controlled, affiliated investments (amortized cost of $138,742 and $134,184, respectively)	117,097	116,895
Controlled investments (amortized cost of $0 and $15,539, respectively)	—	12,472
Total investments, at fair value (amortized cost of $1,797,334 and $1,651,252, respectively)	1,746,298	1,569,371
Cash	2,159	19,914
Interest receivable on investments	21,283	17,484
Receivable due on investments sold and repaid	19,559	6,193
Dividends receivable on investments	135	45
Prepaid expenses and other assets	474	1,788
Total assets	$1,789,908	$1,614,795

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $8,327 and $5,044, respectively)	$796,673	$719,956
Payable for investments purchased	33,360	133
Accounts payable and accrued expenses	3,509	694
Interest payable	2,838	2,500
Accrued management fees	8,443	7,668
Accrued subordinated incentive fee on income	2,933	4,323
Accrued administrative services expense	1,139	1,265
Total liabilities	848,895	736,539

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
56,958,440 and 56,646,867 shares issued and outstanding, respectively(1)	57	57
Capital in excess of par value	1,059,989	1,054,967
Accumulated distributable losses	(119,033)	(176,768)
Total shareholders' equity	941,013	878,256
Total liabilities and shareholders' equity	$1,789,908	$1,614,795
Net asset value per share of common stock at end of period(1)	$16.52	$15.50
(1)As discussed in Note 3, the Company completed a two-to-one reverse stock split, effective as of September 21, 2021. The issued and outstanding shares and net asset value per share reflect the reverse stock split on a retroactive basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$31,036	$30,477	$87,305	$98,055	$125,395
Paid-in-kind interest income	3,969	5,001	13,957	9,953	17,078
Fee income	1,543	773	3,356	2,114	4,393
Dividend income	81	95	254	404	331
Non-controlled, affiliated investments
Dividend income	3,790	444	5,550	1,392	3,012
Interest income	1,425	610	3,867	2,879	7,883
Paid-in-kind interest income	776	131	2,655	1,343	2,082
Fee income	—	—	—	—	150
Controlled investments
Dividend income	—	1,356	—	4,303	3,518
Total investment income	42,620	38,887	116,944	120,443	163,842
Operating expenses
Management fees	8,443	7,780	24,469	24,160	31,828
Administrative services expense	722	593	2,103	1,793	2,465
Subordinated incentive fee on income	2,933	—	2,933	3,308	7,631
General and administrative	2,709	1,503	7,950	4,684	6,085
Interest expense	8,175	7,570	23,551	29,476	36,837
Total operating expenses	22,982	17,446	61,006	63,421	84,846
Net investment income before taxes	19,638	21,441	55,938	57,022	78,996
Income tax expense, including excise tax	26	21	41	25	268
Net investment income after taxes	19,612	21,420	55,897	56,997	78,728
Realized and unrealized gains (losses)
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	873	(42,543)	1,344	(57,506)	(69,687)
Non-controlled, affiliated investments	18,856	—	17,776	(211)	(211)
Controlled investments	—	—	(3,067)	—	—
Foreign currency	7	32	(4)	24	26
Net realized gains (losses)	19,736	(42,511)	16,049	(57,693)	(69,872)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	6,937	58,572	32,132	(38,611)	1,110
Non-controlled, affiliated investments	(21,177)	(7,401)	(4,354)	(15,947)	(17,945)
Controlled investments	—	1,007	3,067	(2,984)	(3,043)
Net change in unrealized (depreciation) appreciation	(14,240)	52,178	30,845	(57,542)	(19,878)
Net realized and unrealized gains (losses)	5,496	9,667	46,894	(115,235)	(89,750)
Net increase (decrease) in net assets resulting from operations	$25,108	$31,087	$102,791	$(58,238)	$(11,022)
Per share information—basic and diluted(1)
Net increase (decrease) in net assets per share resulting from operations	$0.44	$0.55	$1.81	$(1.03)	$(0.19)
Weighted average shares of common stock outstanding	56,774,323	56,707,775	56,758,586	56,737,832	56,817,920
(1)As discussed in Note 3, the Company completed a two-to-one reverse stock split, effective as of September 21, 2021. The weighted average shares used in the computation of the net increase (decrease) in net assets per share resulting from operations reflect the reverse stock split on a retroactive basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$19,612	$21,420	$55,897	$56,997	$78,728
Net realized gain (loss) on investments	19,729	(42,543)	16,053	(57,717)	(69,898)
Net realized gain (loss) on foreign currency	7	32	(4)	24	26
Net change in unrealized (depreciation) appreciation on investments	(14,240)	52,178	30,845	(57,542)	(19,878)
Net increase (decrease) in net assets resulting from operations	25,108	31,087	102,791	(58,238)	(11,022)
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(15,027)	(10,011)	(45,056)	(30,804)	(63,283)
Net decrease in net assets resulting from shareholders' distributions	(15,027)	(10,011)	(45,056)	(30,804)	(63,283)
Changes in net assets from capital share transactions:
Reinvestment of shareholders' distributions	5,065	3,713	15,489	11,783	23,298
Repurchase of common stock	(13)	—	(10,467)	(8,085)	(23,300)
Net increase (decrease) in net assets resulting from capital share transactions	5,052	3,713	5,022	3,698	(2)

Total increase (decrease) in net assets	15,133	24,789	62,757	(85,344)	(74,307)
Net assets at beginning of period	925,880	842,430	878,256	952,563	952,563
Net assets at end of period	$941,013	$867,219	$941,013	$867,219	$878,256

Net asset value per share of common stock at end of period	$16.52	$15.24	$16.52	$15.24	$15.50
Shares of common stock outstanding at end of period	56,958,440	56,899,975	56,958,440	56,899,975	56,646,867
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$25,108	$31,087	$102,791	$(58,238)	$(11,022)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discount on investments	(3,360)	(3,220)	(9,265)	(10,237)	(13,214)
Proceeds from principal repayment of investments	196,449	64,514	462,420	305,252	465,547
Purchase of investments	(165,033)	(36,130)	(570,765)	(237,633)	(359,633)
Paid-in-kind interest and dividends capitalized	(3,779)	(5,305)	(16,597)	(12,658)	(21,420)
Increase in short term investments, net	(67,351)	(21,356)	(42,237)	(23,497)	(44,071)
Proceeds from sale of investments	26,765	12,640	46,896	57,068	77,630
Net realized (gain) loss on investments	(19,729)	42,543	(16,053)	57,717	69,898
Net change in unrealized depreciation (appreciation) on investments	14,240	(52,178)	(30,845)	57,542	19,878
Amortization of debt issuance costs	670	536	2,101	4,500	5,037
(Increase) decrease in due from counterparty	—	—	—	3,281	3,281
(Increase) decrease in interest receivable on investments	(1,466)	2,499	(4,280)	(1,792)	(1,137)
(Increase) decrease in dividends receivable on investments	52	810	(90)	(600)	1,061
(Increase) decrease in receivable due on investments sold and repaid	(10,671)	(5,367)	(13,366)	11,279	12,359
(Increase) decrease in prepaid expenses and other assets	(48)	(816)	1,314	(383)	(803)
Increase (decrease) in payable for investments purchased	15,422	3,388	33,227	3,388	(1,435)
Increase (decrease) in accounts payable and accrued expenses	1,349	(100)	2,815	(40)	(121)
Increase (decrease) in interest payable	(1,347)	(84)	338	(768)	(663)
Increase (decrease) in accrued management fees	200	(150)	775	(1,090)	(1,201)
Increase (decrease) in accrued administrative services expense	234	(144)	(126)	(628)	48
Increase (decrease) in subordinated incentive fee on income payable	2,933	(3,308)	(1,390)	(5,612)	(1,289)
Net cash provided by (used in) operating activities	10,638	29,859	(52,337)	146,851	198,730

Financing activities:
Repurchase of common stock	(13)	—	(10,467)	(8,085)	(23,300)
Shareholders' distributions paid	(9,962)	(6,298)	(29,567)	(19,021)	(39,985)
Borrowings under financing arrangements	21,000	—	226,000	486,153	486,153
Repayments of financing arrangements	(21,000)	(21,035)	(146,000)	(602,194)	(602,194)
Debt issuance costs paid	—	—	(5,384)	(5,625)	(5,625)
Net cash (used in) provided by financing activities	(9,975)	(27,333)	34,582	(148,772)	(184,951)

Net increase (decrease) in cash	663	2,526	(17,755)	(1,921)	13,779
Cash, beginning of period	1,496	1,688	19,914	6,135	6,135
Cash, end of period	$2,159	$4,214	$2,159	$4,214	$19,914

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,842	$7,090	$21,100	$25,735	$32,403
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$5,065	$3,713	$15,489	$11,783	$23,298
Restructuring of portfolio investments	$3,169	$35,771	$5,455	$74,534	$91,326
Cash interest receivable exchanged for additional securities	$—	$—	$1,304	$—	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 151.8%
ABB/CON-CISE Optical Group LLC, L+500, 1.00% LIBOR Floor, 6/15/2023(o)	6 Month LIBOR	Consumer Goods: Non-Durable	$3,496	$3,410	$3,391
Adams Publishing Group, LLC, L+700, 1.75% LIBOR Floor, 7/2/2023(n)(o)	1 Month LIBOR	Media: Advertising, Printing & Publishing	10,337	10,292	10,337
Adapt Laser Acquisition, Inc., L+1200, 1.00% LIBOR Floor, 12/31/2023(v)	3 Month LIBOR	Capital Equipment	11,215	11,215	9,000
Adapt Laser Acquisition, Inc., L+1000, 1.00% LIBOR Floor, 12/31/2023	3 Month LIBOR	Capital Equipment	2,000	2,000	1,605
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	7,899	7,805	7,692
AIS Holdco, LLC, L+500, 0.00% LIBOR Floor, 8/15/2025(n)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	1,982	1,966	1,947
Alchemy US Holdco 1, LLC, L+550, 10/10/2025(n)	1 Month LIBOR	Construction & Building	11,287	11,188	11,272
Alert 360 Opco, Inc., L+600, 1.00% LIBOR Floor, 10/16/2025(n)(s)	1 Month LIBOR	Services: Consumer	12,148	12,148	12,148
Allen Media, LLC, L+550, 0.00% LIBOR Floor, 2/10/2027(n)(o)	3 Month LIBOR	Media: Diversified & Production	9,734	9,734	9,749
Allen Media, LLC, L+550, 0.00% LIBOR Floor, 2/10/2027(i)(o)	3 Month LIBOR	Media: Diversified & Production	4,714	4,667	4,721
Allen Media, LLC, 0.00% Unfunded, 2/10/2027(i)(o)(p)	None	Media: Diversified & Production	4,286	(43)	6
ALM Media, LLC, L+650, 1.00% LIBOR Floor, 11/25/2024(n)(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	18,250	18,005	17,680
AMCP Staffing Intermediate Holdings III, LLC, L+675, 1.50% LIBOR Floor, 9/24/2025(n)	3 Month LIBOR	Services: Business	14,532	14,491	14,532
AMCP Staffing Intermediate Holdings III, LLC, 0.50% Unfunded, 9/24/2025	1 Month LIBOR	Services: Business	1,598	—	—
American Clinical Solutions LLC, 7.00%, 12/31/2022(n)(s)	None	Healthcare & Pharmaceuticals	3,500	3,454	3,421
American Clinical Solutions LLC, 7.00%, 12/31/2021(n)(s)	None	Healthcare & Pharmaceuticals	250	250	249
American Consolidated Natural Resources, Inc., L+1600, 1.00% LIBOR Floor, 9/16/2025(n)(v)	3 Month LIBOR	Metals & Mining	508	374	519
American Media, LLC, L+775, 1.50% LIBOR Floor, 12/31/2023(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	10,597	10,464	10,491
American Media, LLC, L+775, 1.50% LIBOR Floor, 12/31/2023(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	1,617	1,598	1,601
American Media, LLC, 0.50% Unfunded, 12/31/2023(n)	None	Media: Advertising, Printing & Publishing	85	—	(1)
American Teleconferencing Services, Ltd., Prime+550, 6/8/2023(n)(r)	Prime	Telecommunications	16,154	15,621	8,340
American Teleconferencing Services, Ltd., Prime+550, 12/7/2021(n)	Prime	Telecommunications	3,351	3,193	3,351
Analogic Corp., L+525, 1.00% LIBOR Floor, 6/21/2024(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,913	4,861	4,833
Ancile Solutions, Inc., L+1000, 1.00% LIBOR Floor, 6/11/2026(v)	1 Month LIBOR	High Tech Industries	12,520	12,156	12,144
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024(n)(v)	3 Month LIBOR	Media: Diversified & Production	14,720	14,314	14,647
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 9/9/2024(n)	3 Month LIBOR	Media: Diversified & Production	417	417	415
Anthem Sports & Entertainment Inc., 0.50% Unfunded, 9/9/2024(n)	None	Media: Diversified & Production	1,750	—	(9)
APCO Holdings, LLC, L+550, 0.00% LIBOR Floor, 6/9/2025(n)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	8,305	8,254	8,268
Appalachian Resource Company, LLC, L+500, 1.00% LIBOR Floor, 9/10/2023(p)	1 Month LIBOR	Metals & Mining	11,137	9,903	10,357
Appalachian Resource Company, LLC, 0.00% Unfunded, 9/10/2023	None	Metals & Mining	2,500	—	—
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(n)(o)	1 Month LIBOR	Construction & Building	14,436	14,109	13,408
Avison Young (USA) Inc., L+500, 0.00% LIBOR Floor, 1/31/2026(h)(n)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	14,699	14,522	14,552
BK Medical Holding Company, Inc., L+525, 1.00% LIBOR Floor, 6/22/2024(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,925	4,899	4,870
Blackboard Inc., L+600, 1.00% LIBOR Floor, 6/30/2024	3 Month LIBOR	Services: Consumer	4,962	4,962	4,988
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cadence Aerospace, LLC, L+850, 1.00% LIBOR Floor, 11/14/2023(n)(o)(v)	3 Month LIBOR	Aerospace & Defense	38,858	38,486	37,838
Cardenas Markets LLC, L+625, 1.00% LIBOR Floor, 6/3/2027	6 Month LIBOR	Retail	10,973	10,865	11,055
CB URS Holdings Corp., L+575, 1.00% LIBOR Floor, 9/1/2024(n)	6 Month LIBOR	Transportation: Cargo	15,486	15,437	14,344
Celerity Acquisition Holdings, LLC, L+850, 1.00% LIBOR Floor, 5/28/2026	3 Month LIBOR	Services: Business	15,000	15,000	15,000
Charming Charlie LLC, 20.00%, 4/24/2023(r)(s)	None	Retail	777	657	350
CHC Solutions Inc., 12.00%, 7/20/2023(o)(v)	None	Healthcare & Pharmaceuticals	7,885	7,885	7,826
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 1/16/2024(n)(o)(v)	1 Month LIBOR	Hotel, Gaming & Leisure	26,645	26,548	25,579
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 1/16/2024(n)(v)	1 Month LIBOR	Hotel, Gaming & Leisure	2,712	2,712	2,604
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 7/16/2023(n)(v)	1 Month LIBOR	Hotel, Gaming & Leisure	1,947	1,813	2,295
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(r)	3 Month LIBOR	Beverage, Food & Tobacco	1,020	1,000	168
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(n)(r)	3 Month LIBOR	Beverage, Food & Tobacco	414	414	68
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2026(n)(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	34,475	34,235	34,475
Coyote Buyer, LLC, L+800, 1.00% LIBOR Floor, 8/6/2026(o)	3 Month LIBOR	Chemicals, Plastics & Rubber	6,203	6,096	6,203
Coyote Buyer, LLC, 0.50% Unfunded, 2/6/2025	None	Chemicals, Plastics & Rubber	2,500	—	—
David's Bridal, LLC, L+1000, 1.00% LIBOR Floor, 6/23/2023(v)	3 Month LIBOR	Retail	5,546	4,850	5,546
David's Bridal, LLC, L+1000, 1.00% LIBOR Floor, 5/23/2024(v)	3 Month LIBOR	Retail	5,029	5,029	5,029
David's Bridal, LLC, L+600, 1.00% LIBOR Floor, 6/30/2023(v)	3 Month LIBOR	Retail	780	699	780
Deluxe Entertainment Services, Inc., L+650, 1.00% LIBOR Floor, 3/25/2024(n)(s)(v)	3 Month LIBOR	Media: Diversified & Production	2,918	3,020	2,918
DMT Solutions Global Corp., L+700, 1.00% LIBOR Floor, 7/2/2024(n)	(w)	Services: Business	9,843	9,694	9,782
East Valley Tourist Development Authority, L+800, 1.00% LIBOR Floor, 3/7/2022(i)	6 Month LIBOR	Hotel, Gaming & Leisure	5,000	4,950	4,950
Entertainment Studios P&A LLC, 6.30%, 5/18/2037(k)(n)	None	Media: Diversified & Production	11,661	11,565	10,058
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(k)	None	Media: Diversified & Production	—	—	2,259
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(n)	1 Month LIBOR	Capital Equipment	25,125	24,981	23,806
Extreme Reach, Inc., L+750, 1.50% LIBOR Floor, 3/29/2024(n)(o)	1 Month LIBOR	Media: Diversified & Production	19,181	19,056	19,109
Extreme Reach, Inc., 0.50% Unfunded, 3/29/2024(n)(o)	None	Media: Diversified & Production	1,744	—	(7)
F+W Media, Inc., L+1000, 1.50% LIBOR Floor, 5/24/2022(r)(s)	1 Month LIBOR	Media: Diversified & Production	1,139	—	—
Foundation Consumer Healthcare, LLC, L+638, 1.00% LIBOR Floor, 2/12/2027(n)(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	32,474	32,187	32,758
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	2,094	—	18
Future Pak, LLC, L+800, 2.00% LIBOR Floor, 7/2/2024(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	34,613	33,948	34,094
Genesis Healthcare, Inc., 0.50% Unfunded, 3/6/2023(h)	None	Healthcare & Pharmaceuticals	35,000	—	—
Geo Parent Corp., L+525, 0.00% LIBOR Floor, 12/19/2025(n)	1 Month LIBOR	Services: Business	14,625	14,526	14,552
GSC Technologies Inc., L+500, 1.00% LIBOR Floor, 9/30/2025(s)	3 Month LIBOR	Chemicals, Plastics & Rubber	2,404	2,290	2,037
GSC Technologies Inc., L+500, 1.00% LIBOR Floor, 9/30/2025(s)(v)	3 Month LIBOR	Chemicals, Plastics & Rubber	845	800	514
GSC Technologies Inc., L+1000, 1.00% LIBOR Floor, 9/30/2025(s)(v)	3 Month LIBOR	Chemicals, Plastics & Rubber	174	174	174
H.W. Lochner, Inc., L+625, 1.00% LIBOR Floor, 7/2/2027	3 Month LIBOR	Construction & Building	12,000	11,882	11,940
H.W. Lochner, Inc., L+625, 1.00% LIBOR Floor, 7/2/2027	3 Month LIBOR	Construction & Building	775	765	771
H.W. Lochner, Inc., 0.50% Unfunded, 7/2/2027	None	Construction & Building	225	—	(1)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Harland Clarke Holdings Corp. , L+775, 1.00% LIBOR Floor, 11/3/2023(n)	1 Month LIBOR	Services: Business	9,657	9,640	9,126
HDT Holdco, Inc., L+575, 0.75% LIBOR Floor, 7/8/2027	3 Month LIBOR	Aerospace & Defense	4,938	4,793	4,888
Heritage Power, LLC, L+600, 1.00% LIBOR Floor, 7/30/2026	6 Month LIBOR	Energy: Oil & Gas	4,906	4,736	4,388
Hilliard, Martinez & Gonzales, LLP, L+1800, 2.00% LIBOR Floor, 12/17/2022(n)(v)	1 Month LIBOR	Services: Consumer	24,105	23,940	23,210
Homer City Generation, L.P., 15.00%, 4/5/2023(n)(v)	None	Energy: Oil & Gas	9,802	10,175	7,646
Hoover Group, Inc., L+850, 1.25% LIBOR Floor, 10/1/2024(o)	3 Month LIBOR	Services: Business	5,169	5,152	5,092
HUMC Holdco, LLC, 9.00%, 11/19/2021(n)	None	Healthcare & Pharmaceuticals	9,377	9,377	9,342
HW Acquisition, LLC, L+600, 1.00% LIBOR Floor, 9/28/2026	3 Month LIBOR	Capital Equipment	19,067	18,876	18,900
HW Acquisition, LLC, 0.50% Unfunded, 9/28/2026	None	Capital Equipment	2,933	(29)	(26)
Independent Pet Partners Intermediate Holdings, LLC, 6.00%, 11/20/2023(n)(v)	None	Retail	10,140	10,071	8,821
Independent Pet Partners Intermediate Holdings, LLC, Prime+500,12/22/2022(n)(v)	Prime	Retail	2,043	2,043	2,043
Independent Pet Partners Intermediate Holdings, LLC, L+600, 0.00% LIBOR Floor, 12/22/2022(n)(v)	3 Month LIBOR	Retail	264	264	264
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(n)(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,473	15,467	14,747
Inotiv, Inc., L+625, 1.00% LIBOR Floor, 11/5/2026(i)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,900	9,702	9,702
Inotiv, Inc., 1.00% Unfunded, 5/5/2023(i)	None	Healthcare & Pharmaceuticals	2,100	—	(42)
Instant Web, LLC, L+650, 1.00% LIBOR Floor, 12/15/2022(n)(o)	1 Month LIBOR	Media: Advertising, Printing & Publishing	36,756	36,728	34,459
Instant Web, LLC, 0.50% Unfunded, 12/15/2022	None	Media: Advertising, Printing & Publishing	2,704	—	—
Invincible Boat Company, L+650, 1.50% LIBOR Floor, 8/28/2025	3 Month LIBOR	Consumer Goods: Durable	14,242	14,137	14,100
Invincible Boat Company, 0.50% Unfunded, 8/28/2025	None	Consumer Goods: Durable	798	—	(8)
INW Manufacturing, LLC, L+575, 0.75% LIBOR Floor, 5/7/2027(o)	3 Month LIBOR	Services: Business	15,261	14,826	14,956
INW Manufacturing, LLC, L+575, 0.75% LIBOR Floor, 5/7/2027	3 Month LIBOR	Services: Business	4,489	4,361	4,399
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(n)	3 Month LIBOR	Beverage, Food & Tobacco	16,998	15,384	15,362
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2023(n)(o)	3 Month LIBOR	Healthcare & Pharmaceuticals	11,084	11,052	10,959
Jenny C Acquisition, Inc., L+1050, 1.75% LIBOR Floor, 10/1/2024(n)	3 Month LIBOR	Services: Consumer	11,248	11,189	10,216
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(n)	3 Month LIBOR	Beverage, Food & Tobacco	14,585	14,377	13,801
K&N Parent, Inc., L+475, 1.00% LIBOR Floor, 10/20/2023(i)	3 Month LIBOR	Consumer Goods: Durable	11,194	10,775	10,830
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(n)	6 Month LIBOR	Consumer Goods: Durable	7,909	7,822	6,801
LAV Gear Holdings, Inc., L+750, 1.00% LIBOR Floor, 10/31/2024(n)(o)(v)	3 Month LIBOR	Services: Business	26,336	26,010	24,953
LAV Gear Holdings, Inc., L+750, 1.00% LIBOR Floor, 10/31/2024(n)(o)(v)	3 Month LIBOR	Services: Business	4,543	4,504	4,304
LGC US Finco, LLC, L+650, 1.00% LIBOR Floor, 12/20/2025(i)(n)	1 Month LIBOR	Capital Equipment	11,821	11,476	11,452
LH Intermediate Corp., L+750, 1.00% LIBOR Floor, 6/2/2026(n)	3 Month LIBOR	Consumer Goods: Durable	14,625	14,402	14,442
Lift Brands, Inc., L+750, 1.00% LIBOR Floor, 6/29/2025(n)(o)(s)	1 Month LIBOR	Services: Consumer	23,582	23,582	23,582
Lift Brands, Inc., 9.50%, 6/29/2025(n)(o)(s)(v)	None	Services: Consumer	5,217	5,125	5,074
Lift Brands, Inc., 6/29/2025(n)(o)(q)(s)	None	Services: Consumer	5,296	4,781	4,740
Longview Power, LLC, L+1000, 1.50% LIBOR Floor, 7/30/2025(s)	3 Month LIBOR	Energy: Oil & Gas	4,200	2,599	4,452
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
MacNeill Pride Group Corp., L+650, 1.00% LIBOR Floor, 4/20/2026(n)	3 Month LIBOR	Services: Consumer	14,963	14,822	14,813
MacNeill Pride Group Corp., L+650, 1.00% LIBOR Floor, 4/20/2026	3 Month LIBOR	Services: Consumer	3,333	3,287	3,300
MacNeill Pride Group Corp., 0.50% Unfunded, 7/20/2023	None	Services: Consumer	1,667	—	(17)
Manus Bio Inc., 11.00%, 8/20/2026	None	Healthcare & Pharmaceuticals	10,000	10,000	10,000
Marble Point Credit Management LLC, L+600, 1.00% LIBOR Floor, 8/11/2028(i)	1 Month LIBOR	Diversified Financials	6,500	6,370	6,370
Marble Point Credit Management LLC, 0.50% Unfunded, 8/11/2028(i)	None	Diversified Financials	1,500	(30)	(30)
Mimeo.com, Inc., L+660, 1.00% LIBOR Floor, 12/21/2023	3 Month LIBOR	Services: Business	23,191	23,191	23,046
Mimeo.com, Inc., L+660, 1.00% LIBOR Floor, 12/21/2023	3 Month LIBOR	Services: Business	256	256	254
Mimeo.com, Inc., 1.00% Unfunded, 12/21/2023	None	Services: Business	5,000	—	(31)
Moss Holding Company, L+700, 1.00% LIBOR Floor, 4/17/2024(n)(o)(v)	3 Month LIBOR	Services: Business	19,616	19,467	17,654
Moss Holding Company, 0.50% Unfunded, 4/17/2023(v)	None	Services: Business	2,232	—	—
Napa Management Services Corp., L+500, 1.00% LIBOR Floor, 4/19/2023	1 Month LIBOR	Healthcare & Pharmaceuticals	5,332	5,272	5,336
NASCO Healthcare Inc., L+550, 1.00% LIBOR Floor, 6/30/2023(n)	6 Month LIBOR	Services: Business	17,507	17,507	17,266
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(n)(o)	3 Month LIBOR	Media: Advertising, Printing & Publishing	12,095	12,039	11,989
NWN Parent Holdings LLC, L+650, 1.00% LIBOR Floor, 5/7/2026	3 Month LIBOR	High Tech Industries	13,133	13,008	13,150
NWN Parent Holdings LLC, 0.50% Unfunded, 5/7/2026	None	High Tech Industries	1,800	(18)	2
Optio Rx, LLC, L+700, 0.00% LIBOR Floor, 6/28/2024(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	23,625	23,528	23,271
Optio Rx, LLC, L+1000, 0.00% LIBOR Floor, 6/28/2024(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,515	2,496	2,659
PetroChoice Holdings, Inc., L+500, 1.00% LIBOR Floor, 8/20/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	3,906	3,824	3,789
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(n)	3 Month LIBOR	Consumer Goods: Non-Durable	9,700	9,165	9,530
Pixelle Specialty Solutions LLC, L+650, 1.00% LIBOR Floor, 10/31/2024(n)	1 Month LIBOR	Forest Products & Paper	21,686	21,421	21,699
Playboy Enterprises, Inc., L+575, 0.50% LIBOR Floor, 5/25/2027(h)(o)	3 Month LIBOR	Consumer Goods: Non-Durable	28,678	28,108	28,535
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	19,450	19,210	18,939
RA Outdoors, LLC, L+675, 1.00% LIBOR Floor, 4/8/2026(n)	3 Month LIBOR	Media: Diversified & Production	15,951	15,951	15,811
RA Outdoors, LLC, 0.50% Unfunded, 4/8/2026	None	Media: Diversified & Production	1,049	(170)	(9)
Retail Services WIS Corp., L+775, 1.00% LIBOR Floor, 5/20/2025(n)	3 Month LIBOR	Services: Business	9,987	9,751	9,837
Robert C. Hilliard, L.L.P., L+1800, 2.00% LIBOR Floor, 12/17/2022(n)(v)	1 Month LIBOR	Services: Consumer	2,007	2,007	1,932
Rogers Mechanical Contractors, LLC, L+650, 1.00% LIBOR Floor, 9/9/2025(n)	1 Month LIBOR	Services: Business	17,471	17,471	17,471
Rogers Mechanical Contractors, LLC, 0.75% Unfunded, 9/9/2025	None	Services: Business	2,885	—	—
Rogers Mechanical Contractors, LLC, 1.00% Unfunded, 4/28/2023	None	Services: Business	1,923	—	—
RumbleOn, Inc., L+825, 1.00% LIBOR Floor, 8/31/2026(n)(v)	3 Month LIBOR	Automotive	14,000	12,940	13,038
RumbleOn, Inc., 0.00% Unfunded, 2/28/2023(p)	None	Automotive	6,000	(59)	—
Securus Technologies Holdings, Inc., L+450, 1.00% LIBOR Floor, 11/1/2024(n)	3 Month LIBOR	Telecommunications	3,919	3,159	3,919
Sequoia Healthcare Management, LLC, 12.75%, 8/21/2023(n)(o)(r)	None	Healthcare & Pharmaceuticals	8,525	8,457	6,394
SIMR, LLC, L+1700, 2.00% LIBOR Floor, 9/7/2023(n)(s)(v)	1 Month LIBOR	Healthcare & Pharmaceuticals	19,589	19,449	15,916
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Sorenson Communications, LLC, L+550, 0.75% LIBOR Floor, 3/17/2026(n)	3 Month LIBOR	Telecommunications	9,500	9,412	9,579
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,526	12,518	12,307
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(n)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,205	1,205	1,184
Spinal USA, Inc. / Precision Medical Inc., L+1050, 10/1/2022(n)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,054	1,054	1,038
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(n)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	649	647	636
Stats Intermediate Holdings, LLC, L+525, 0.00% LIBOR Floor, 7/12/2026(n)	3 Month LIBOR	High Tech Industries	9,825	9,669	9,817
STV Group, Inc., L+525, 0.00% LIBOR Floor, 12/13/2026(i)(o)	3 Month LIBOR	Services: Business	3,490	3,463	3,490
Tenere Inc., L+850, 1.00% LIBOR Floor, 5/5/2025(n)(o)	3 Month LIBOR	Capital Equipment	18,080	18,066	18,103
Tensar Corp., L+675, 1.00% LIBOR Floor, 8/20/2025(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	4,963	4,858	5,001
The Pay-O-Matic Corp., L+900, 1.00% LIBOR Floor, 4/5/2023(j)(n)	1 Month LIBOR	Services: Consumer	5,587	5,557	5,587
Trademark Global, LLC, L+600, 1.00% LIBOR Floor, 7/30/2024	None	Services: Business	15,385	15,310	15,288
Trademark Global, LLC, 0.50% Unfunded, 7/30/2024	1 Month LIBOR	Services: Business	4,615	(23)	(29)
Trammell, P.C., L+1800, 2.00% LIBOR Floor, 6/25/2022(v)	1 Month LIBOR	Services: Consumer	5,000	5,000	5,000
Vesta Holdings, LLC, L+1000, 1.00% LIBOR Floor, 2/25/2024(n)(v)	None	Banking, Finance, Insurance & Real Estate	25,527	25,527	25,527
Volta Charging, LLC, 12.00%, 6/19/2024(n)	None	Media: Diversified & Production	12,750	12,750	13,898
Volta Charging, LLC, 12.00%, 6/19/2024(n)	3 Month LIBOR	Media: Diversified & Production	12,000	11,982	13,080
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(n)(o)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	11,112	11,064	11,084
West Dermatology Management Holdings, LLC, L+750, 1.00% LIBOR Floor, 2/11/2025	3 Month LIBOR	Healthcare & Pharmaceuticals	1,179	1,179	1,203
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025	3 Month LIBOR	Healthcare & Pharmaceuticals	237	236	236
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(n)	None	Healthcare & Pharmaceuticals	221	208	220
West Dermatology Management Holdings, LLC, 0.75% Unfunded, 2/11/2022	None	Healthcare & Pharmaceuticals	472	—	9
West Dermatology Management Holdings, LLC, 0.50% Unfunded, 2/11/2025(n)	None	Healthcare & Pharmaceuticals	1,436	—	(4)
West Dermatology Management Holdings, LLC, 0.75% Unfunded, 2/11/2022	1 Month LIBOR	Healthcare & Pharmaceuticals	6,945	(18)	(17)
Williams Industrial Services Group, Inc., L+900, 1.00% LIBOR Floor, 12/16/2025(o)	None	Services: Business	9,850	9,850	9,936
Williams Industrial Services Group, Inc., 0.50% Unfunded, 6/16/2022	3 Month LIBOR	Services: Business	5,000	—	44
Wind River Systems, Inc., L+675, 1.00% LIBOR Floor, 6/24/2024	1 Month LIBOR	High Tech Industries	24,013	23,820	23,953
Wok Holdings Inc., L+625, 0.00% LIBOR Floor, 3/1/2026(n)	1 Month LIBOR	Beverage, Food & Tobacco	20,392	19,910	20,162
Total Senior Secured First Lien Debt				1,454,253	1,428,556
Senior Secured Second Lien Debt - 10.6%
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(o)	1 Month LIBOR	Services: Business	7,250	7,206	7,259
Carestream Health, Inc., L+1250, 1.00% LIBOR Floor, 8/8/2023(n)(o)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,211	12,211	12,012
Country Fresh Holdings, LLC, L+850, 1.00% LIBOR Floor, 4/29/2024(n)(r)(v)	3 Month LIBOR	Beverage, Food & Tobacco	2,434	2,297	—
Dayton Superior Corp., L+700, 2.00% LIBOR Floor, 12/4/2024(n)	3 Month LIBOR	Construction & Building	1,481	1,481	1,471
Deluxe Entertainment Services, Inc., L+850, 1.00% LIBOR Floor, 9/25/2024(n)(r)(s)(v)	3 Month LIBOR	Media: Diversified & Production	10,467	10,017	—
LSCS Holdings, Inc., L+825, 0.00% LIBOR Floor, 3/16/2026(n)	6 Month LIBOR	Services: Business	11,891	11,708	11,653
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Global Tel*Link Corp., L+825, 0.00% LIBOR Floor, 11/29/2026(o)	1 Month LIBOR	Telecommunications	11,500	11,349	11,471
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,703	6,497
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023(n)(o)	1 Month LIBOR	Services: Business	7,000	7,000	6,991
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	3 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,461	14,100
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2024(r)(v)	3 Month LIBOR	Telecommunications	3,590	3,435	—
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025	3 Month LIBOR	Telecommunications	2,942	2,923	2,942
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025	1 Month LIBOR	Services: Business	13,393	13,189	10,028
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/14/2026(n)(o)	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,901	15,075
Total Senior Secured Second Lien Debt				118,881	99,499
Collateralized Securities and Structured Products - Equity - 1.4%
APIDOS CLO XVI Subordinated Notes, 0.00% Estimated Yield, 1/19/2025(h)	(g)	Diversified Financials	9,000	2,402	1,186
CENT CLO 19 Ltd. Subordinated Notes, 0.00% Estimated Yield, 10/29/2025(h)	(g)	Diversified Financials	2,000	—	—
Galaxy XV CLO Ltd. Class A Subordinated Notes, 5.76% Estimated Yield, 4/15/2025(h)	(g)	Diversified Financials	4,000	1,829	2,016
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026(h)	(g)	Diversified Financials	10,000	9,047	9,810
Total Collateralized Securities and Structured Products - Equity				13,278	13,012
Unsecured Debt - 0.6%
WPLM Acquisition Corp., 15.00%, 11/24/2025(v)	None	Media: Advertising, Printing & Publishing	5,752	5,679	5,551
Total Unsecured Debt				5,679	5,551
Equity - 8.9%
ACNR Holdings, Inc., Preferred Stock(p)		Metals & Mining	1,890 Units	26	402
ACNR Holdings, Inc., Common Stock(p)		Metals & Mining	6,018 Units	90	235
Alert 360 Topco, Inc., Common Stock(p)(s)		Services: Consumer	584,498 Units	3,624	3,936
American Clinical Solutions LLC, Class A Membership Interests(p)(s)		Healthcare & Pharmaceuticals	6,030,384 Units	1,658	5,729
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(p)		Media: Diversified & Production	907 Units	205	336
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(p)		Media: Diversified & Production	160 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(p)		Media: Diversified & Production	2,960 Units	—	—
ARC Financial Partners, LLC, Membership Interests (25% ownership)(p)(s)		Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(p)		Energy: Oil & Gas	511,255 Units	1,642	511
Ascent Resources - Marcellus, LLC, Warrants(p)		Energy: Oil & Gas	132,367 Units	13	1
BCP Great Lakes Fund LP, Partnership Interests (11.4% ownership)(h)(s)		Diversified Financials	NA	12,943	13,105
Carestream Health Holdings, Inc., Warrants(p)		Healthcare & Pharmaceuticals	233 Units	565	1,010
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend(u)		Healthcare & Pharmaceuticals	2,727,273 Units	5,716	7,800
CION SOF Funding, LLC, Membership Interests (87.5% ownership)(t)		Diversified Financials	NA	—	—
Country Fresh Holdings, LLC, Membership Units(p)		Beverage, Food & Tobacco	2,985 Units	5,249	—
Dayton HoldCo, LLC, Membership Units(p)		Construction & Building	37,264 Units	4,136	10,859
DBI Investors, Inc., Series A1 Preferred Stock(p)		Retail	20,000 Units	802	2,207
DBI Investors, Inc., Series A2 Preferred Stock(p)		Retail	1,733 Units	—	179
DBI Investors, Inc., Series A Preferred Stock(p)		Retail	1,396 Units	140	161
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2021
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
DBI Investors, Inc., Series B Preferred Stock(p)	Retail	4,183 Units	410	57
DBI Investors, Inc., Common Stock(p)	Retail	39,423 Units	—	—
DBI Investors, Inc., Reallocation Rights(p)	Retail	7,500 Units	—	—
DESG Holdings, Inc., Common Stock(i)(p)(s)	Media: Diversified & Production	1,268,143 Units	13,675	—
GSC Technologies Inc., Common Shares(p)(s)	Chemicals, Plastics & Rubber	807,268 Units	—	—
HDNet Holdco LLC, Preferred Unit Call Option(p)	Media: Diversified & Production	1 Unit	—	—
HW Ultimate Holdings, LP, Class A Membership Units(p)	Capital Equipment	2,000,000 Units	2,000	2,031
Independent Pet Partners Intermediate Holdings, LLC, Class C Preferred Units(p)	Retail	2,632,771 Units	2,633	2,760
Independent Pet Partners Intermediate Holdings, LLC, Class B-2 Preferred Units(p)	Retail	2,632,771 Units	2,133	2,531
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(p)	Retail	1,000,000 Units	1,000	—
Independent Pet Partners Intermediate Holdings, LLC, Warrants(p)	Retail	155,880 Units	—	—
Longview Intermediate Holdings C, LLC, Membership Units(p)(s)	Energy: Oil & Gas	626,443 Units	2,635	11,119
Mooregate ITC Acquisition, LLC, Class A Units(p)	High Tech Industries	500 Units	563	157
Mount Logan Capital Inc., Common Stock(f)(h)(s)	Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	3,223
NS NWN Acquisition, LLC, Class A Preferred Units(p)	High Tech Industries	111 Units	110	332
NS NWN Acquisition, LLC, Voting Units(p)	High Tech Industries	346 Units	393	—
NS NWN Holdco LLC., Voting Units (p)	High Tech Industries	522 Units	522	2,723
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)	Consumer Goods: Durable	1,575 Units	1,000	751
Palmetto Clean Technology, Inc., Warrants(p)	High Tech Industries	724,112 Units	472	2,411
Phillips Pet Holding Corp., Common Stock(p)	Retail	235 Units	13	17
RumbleOn, Inc., Warrants(p)	Automotive	60,606 Units	927	927
SIMR Parent, LLC, Class B Common Units(p)(s)	Healthcare & Pharmaceuticals	12,283,163 Units	8,002	—
SIMR Parent, LLC, Class W Units(p)(s)	Healthcare & Pharmaceuticals	1,778,219 Units	—	—
Skillsoft Corp., Class A Common Stock(h)(p)	High Tech Industries	243,425 Units	2,286	2,760
Snap Fitness Holdings, Inc., Class A Common Stock(p)(s)	Services: Consumer	9,858 Units	3,078	3,138
Snap Fitness Holdings, Inc., Warrants(p)(s)	Services: Consumer	3,996 Units	1,247	1,272
Spinal USA, Inc. / Precision Medical Inc., Warrants(p)	Healthcare & Pharmaceuticals	20,667,324 Units	5,806	—
Tenere Inc., Warrants(p)	Capital Equipment	NA	161	1,166
Total Equity			89,409	83,846
Short Term Investments - 12.3%(l)
First American Treasury Obligations Fund, Class Z Shares, 0.01%(m)			115,834	115,834
Total Short Term Investments			115,834	115,834
TOTAL INVESTMENTS - 185.6%			$1,797,334	1,746,298
LIABILITIES IN EXCESS OF OTHER ASSETS - (85.6%)				(805,285)
NET ASSETS - 100%				$941,013
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note v. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The 1, 3 and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.08%, 0.13% and 0.16%, respectively, as of September 30, 2021.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2021, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2021.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2021
(in thousands)
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2021, 95.7% of the Company’s total assets represented qualifying assets.
i.Position or a portion thereof unsettled as of September 30, 2021.
j.As a result of an arrangement between the Company and the other lenders in the syndication, in addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts in exchange for a lower payment priority.
k.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
l.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
m.7-day effective yield as of September 30, 2021.
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of September 30, 2021 (see Note 8).
o.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of September 30, 2021 (see Note 8).
p.Non-income producing security.
q.The ultimate interest earned on this loan will be determined based on the portfolio company’s EBITDA at a specified triggering event.
r.Investment was on non-accrual status as of September 30, 2021.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2021
(in thousands)
s.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2020 and September 30, 2021, along with transactions during the nine months ended September 30, 2021 in these affiliated investments were as follows:

		Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2021
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2020	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2021	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
Alert 360 Opco, Inc.
First Lien Term Loan	$—	$12,240	$(92)	$—	$12,148	$—	$635	$—
Common Stock	—	3,624	—	312	3,936	—	—	—
American Clinical Solutions LLC
Tranche I Term Loan	3,124	26	—	271	3,421	—	212	—
First Amendment Tranche I Term Loan	242	—	—	7	249	—	12	—
Class A Membership Interests	663	—	—	5,066	5,729	—	—	—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	—
BCP Great Lakes Fund LP
Membership Interests	12,611	2,989	(2,911)	416	13,105	—	—	1,078
Charming Charlie, LLC
Vendor Payment Financing	350	—	—	—	350	—	—	—
Conisus Holdings, Inc.
Series B Preferred Stock(u)	16,481	951	(16,094)	(1,338)	—	—	—	4,428
Common Stock	12,401	—	(200)	(12,201)	—	18,856	—	—
DESG Holdings, Inc.
First Lien Term Loan	3,978	90	(1,127)	(23)	2,918	—	220	—
Second Lien Term Loan	—	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—
F+W Media, Inc.
First Lien Term Loan B-1	—	—	(1,115)	1,115	—	(1,080)	—	—
GSC Technologies Inc.
Incremental Term Loan	—	174	—	—	174	—	4	—
First Lien Term Loan A	2,289	14	(18)	(248)	2,037	—	124	—
First Lien Term Loan B	755	43	—	(284)	514	—	44	—
Common Shares	—	—	—	—	—	—	—	—
Lift Brands, Inc.
Term Loan A	23,642	—	(59)	(1)	23,582	—	1,524	—
Term Loan B	4,751	372	—	(49)	5,074	—	372	—
Term Loan C	4,687	97	—	(44)	4,740	—	97	—
Longview Intermediate Holdings C, LLC
Membership Units	7,988	111	—	3,020	11,119	—	—	—
Longview Power, LLC
First Lien Term Loan B-1	2,414	1,987	(20)	71	4,452	—	416	—
Mount Logan Capital Inc.
Common Stock	2,409	—	—	814	3,223	—	—	44
SIMR, LLC
First Lien Term Loan	13,347	3,474	—	(905)	15,916	—	2,862	—
SIMR Parent, LLC
Class B Common Units	—	—	—	—	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	3,389	—	—	(251)	3,138	—	—	—
Warrants	1,374	—	—	(102)	1,272	—	—	—
Totals	$116,895	$26,192	$(21,636)	$(4,354)	$117,097	$17,776	$6,522	$5,550
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2021
(in thousands)
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
(3)Includes PIK interest income.
t.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2020 and September 30, 2021, along with transactions during the nine months ended September 30, 2021 in these controlled investments were as follows:

		Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2021
Controlled Investments	Fair Value at December 31, 2020	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2021	Net Realized (Loss) Gain	Interest Income(3)	Dividend Income
CION SOF Funding, LLC
Membership Interests	$12,472	$—	$(15,539)	$3,067	$—	$(3,067)	$—	$—
Totals	$12,472	$—	$(15,539)	$3,067	$—	$(3,067)	$—	$—
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
(3)Includes PIK interest income.
u.For the nine months ended September 30, 2021, non-cash dividend income of $951 and $247 was recorded on the Company's investment in Conisus Holdings, Inc. and CHC Medical Partners, Inc., respectively.
v.As of September 30, 2021, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Adapt Laser Acquisition, Inc.	Senior Secured First Lien Debt	11.00%	2.00%	13.00%
American Consolidated Natural Resources, Inc.	Senior Secured First Lien Debt	14.00%	3.00%	17.00%
Ancile Solutions, Inc.	Senior Secured First Lien Debt	8.00%	3.00%	11.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	7.75%	2.75%	10.50%
Cadence Aerospace, LLC	Senior Secured First Lien Debt	4.25%	5.25%	9.50%
Carestream Health, Inc.	Senior Secured Second Lien Debt	5.50%	8.00%	13.50%
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
CircusTrix Holdings, LLC	Senior Secured First Lien Debt	6.50%	2.50%	9.00%
Country Fresh Holdings, LLC	Senior Secured Second Lien Debt	—	9.50%	9.50%
David's Bridal, LLC	Senior Secured First Lien Debt	6.00%	1.00%	7.00%
David's Bridal, LLC	Senior Secured First Lien Debt	6.00%	5.00%	11.00%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	6.00%	1.50%	7.50%
Deluxe Entertainment Services, Inc.	Senior Secured Second Lien Debt	7.00%	2.50%	9.50%
GSC Technologies Inc.	Senior Secured First Lien Debt	—	6.00%	6.00%
GSC Technologies Inc.	Senior Secured First Lien Debt	6.00%	5.00%	11.00%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	20.00%	20.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	6.00%	6.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	8.25%	8.25%
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2021
(in thousands)

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—%	6.15%	6.15%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	3.50%	5.00%	8.50%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Moss Holding Company	Senior Secured First Lien Debt	7.50%	0.50%	8.00%
Premiere Global Services, Inc.	Senior Secured Second Lien Debt	0.50%	10.00%	10.50%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	20.00%	20.00%
RumbleOn, Inc.	Senior Secured First Lien Debt	8.25%	1.00%	9.25%
SIMR, LLC	Senior Secured First Lien Debt	0.12	7.00%	19.00%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	9.65%	9.65%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	9.65%	1.00%	10.65%
Trammell, P.C.	Senior Secured First Lien Debt	—	20.00%	20.00%
Vesta Holdings, LLC	Senior Secured First Lien Debt	7.00%	4.00%	11.00%
West Dermatology Management Holdings, LLC	Senior Secured First Lien Debt	7.00%	0.75%	7.75%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
w.As of September 30, 2021, the index rate for $4,804 and $5,039 was 1 Month LIBOR and 3 Month LIBOR, respectively.
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2020
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Plano Molding Company, LLC, L+900, 1.00% LIBOR Floor, 5/12/2022(n)(v)	3 Month LIBOR	Consumer Goods: Non-Durable	5,986	5,975	5,836
Plano Molding Company, LLC, L+900, 1.00% LIBOR Floor, 5/11/2022(n)(v)	3 Month LIBOR	Consumer Goods: Non-Durable	731	725	732
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	19,600	19,313	16,497
Polymer Process Holdings, Inc., L+600, 0.00% LIBOR Floor, 5/1/2026(n)	1 Month LIBOR	Chemicals, Plastics & Rubber	24,625	24,271	24,471
Securus Technologies Holdings, Inc., L+450, 1.00% LIBOR Floor, 11/1/2024(n)	6 Month LIBOR	Telecommunications	3,949	3,039	3,949
SEK Holding Co LLC, L+1200, 1.00% LIBOR Floor, 3/14/2022(n)(v)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	16,227	16,068	15,590
Sequoia Healthcare Management, LLC, 12.75%, 8/21/2023(n)(o)(r)	None	Healthcare & Pharmaceuticals	8,525	8,457	6,905
SIMR, LLC, L+1700, 2.00% LIBOR Floor, 9/7/2023(n)(s)(v)	1 Month LIBOR	Healthcare & Pharmaceuticals	16,154	15,975	13,347
Smart & Final Inc., L+675, 0.00% LIBOR Floor, 6/20/2025(n)	1 Month LIBOR	Retail	7,805	7,227	7,888
Software Luxembourg Acquisitions S.À.R.L., L+750, 1.00% LIBOR Floor, 4/27/2025(h)(o)	3 Month LIBOR	High Tech Industries	3,011	2,905	3,015
Software Luxembourg Acquisitions S.À.R.L., L+750, 1.00% LIBOR Floor, 12/27/2024(h)(o)	1 Month LIBOR	High Tech Industries	807	783	815
Sorenson Communications, LLC, L+650, 0.00% LIBOR Floor, 4/30/2024(n)	3 Month LIBOR	Telecommunications	10,322	10,066	10,348
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2021(n)	12 Month LIBOR	Healthcare & Pharmaceuticals	12,562	12,486	11,965
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2021(n)(v)	12 Month LIBOR	Healthcare & Pharmaceuticals	1,116	1,104	1,109
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2021(n)(v)	12 Month LIBOR	Healthcare & Pharmaceuticals	603	493	574
Stats Intermediate Holdings, LLC, L+525, 0.00% LIBOR Floor, 7/12/2026(n)	3 Month LIBOR	High Tech Industries	9,900	9,719	9,850
Tenere Inc., L+850, 1.00% LIBOR Floor, 5/5/2025(n)(o)	3 Month LIBOR	Capital Equipment	18,080	18,020	18,080
Tensar Corp., L+675, 1.00% LIBOR Floor, 11/20/2025(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	5,000	4,878	4,975
The Pasha Group, L+800, 1.00% LIBOR Floor, 1/26/2023(n)(o)	2 Month LIBOR	Transportation: Cargo	4,511	4,447	4,370
The Pay-O-Matic Corp., L+900, 1.00% LIBOR Floor, 10/29/2021(j)(n)	3 Month LIBOR	Services: Consumer	7,312	7,304	7,312
Volta Charging, LLC, 12.00%, 6/19/2024(n)	None	Media: Diversified & Production	15,000	15,000	16,013
Volta Charging, LLC, 12.00%, 6/19/2024(n)	None	Media: Diversified & Production	12,000	11,978	12,810
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(n)(o)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,455	9,384	9,006
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	1,657	1,645	1,579
West Dermatology Management Holdings, LLC, L+750, 1.00% LIBOR Floor, 2/11/2025	3 Month LIBOR	Healthcare & Pharmaceuticals	1,185	1,182	1,170
West Dermatology Management Holdings, LLC, 0.75% Unfunded, 2/11/2022	None	Healthcare & Pharmaceuticals	7,655	(26)	(54)
Williams Industrial Services Group, Inc., L+900, 1.00% LIBOR Floor, 12/16/2025(o)	1 Month LIBOR	Services: Business	10,000	10,000	10,000
Williams Industrial Services Group, Inc., 0.50% Unfunded, 6/16/2022	None	Services: Business	5,000	—	—
Winebow Holdings, Inc., L+375, 1.00% LIBOR Floor, 7/1/2021(n)(o)	1 Month LIBOR	Beverage, Food & Tobacco	5,864	5,669	5,483
Wok Holdings Inc., L+625, 0.00% LIBOR Floor, 3/1/2026(n)	1 Month LIBOR	Beverage, Food & Tobacco	12,773	12,630	12,325
Total Senior Secured First Lien Debt				1,266,564	1,223,268
Senior Secured Second Lien Debt - 17.2%
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026(n)(o)	3 Month LIBOR	Services: Business	17,250	17,139	16,840
Carestream Health, Inc., L+1250, 1.00% LIBOR Floor, 8/8/2023(n)(o)(v)	3 Month LIBOR	Healthcare & Pharmaceuticals	11,499	11,499	11,068
Country Fresh Holdings, LLC, L+850, 1.00% LIBOR Floor, 4/29/2024(n)(v)	3 Month LIBOR	Beverage, Food & Tobacco	2,239	2,239	1,573
Dayton Superior Corp., L+700, 2.00% LIBOR Floor, 12/4/2024(n)	3 Month LIBOR	Construction & Building	1,492	1,492	1,492
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
p.Non-income producing security.
q.The ultimate interest earned on this loan will be determined based on the portfolio company’s EBITDA at a specified triggering event.
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
September 30, 2021
(in thousands, except share and per share amounts)

Note 1. Organization and Principal Business
CĪON Investment Corporation, or the Company, was incorporated under the general corporation laws of the State of Maryland on August 9, 2011. On December 17, 2012, the Company successfully raised gross proceeds from unaffiliated outside investors of at least $2,500, or the minimum offering requirement, and commenced operations. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the 1940 Act. The Company elected to be treated for federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.
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
The Company is managed by CION Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. Pursuant to an investment advisory agreement with the Company, CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. On November 13, 2020, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM for a period of twelve months commencing December 17, 2020. On April 5, 2021, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the amended and restated investment advisory agreement with CIM for a period of twenty four months, which was subsequently approved by shareholders on August 9, 2021 (as described in further detail below). The Company and CIM previously engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, Inc., or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.
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
On July 10, 2017, the Company’s independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017. Although the investment sub-advisory agreement and AIM's engagement as the Company’s investment sub-adviser were terminated, AIM's investment professionals continue to perform certain services for CIM and the Company, including, without limitation, assistance with identifying investment opportunities for approval by CIM's investment committee. AIM is not paid a separate fee in exchange for such services, but is entitled to receive distributions as a member of CIM as described above.
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

The amended and restated investment advisory agreement was approved by shareholders on August 9, 2021 at the Company’s reconvened 2021 annual meeting of shareholders. As a result, on August 10, 2021, the Company and CIM entered into the amended and restated investment advisory agreement in order to implement the change to the calculation of the subordinated incentive fee payable from the Company to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company’s net assets rather than adjusted capital.
On October 5, 2021, the Company's shares of common stock commenced trading on the New York Stock Exchange, or the NYSE, under the ticker symbol "CION", or the Listing. As a result, on October 5, 2021, the Company and CIM entered into the second amended and restated investment advisory agreement in order to implement the changes to the advisory fees payable from the Company to CIM that became effective upon the Listing that (i) reduced the annual base management fee, (ii) amended the structure of the subordinated incentive fee on income payable by the Company to CIM and reduced the hurdle and incentive fee rates, and (iii) reduced the incentive fee on capital gains payable by the Company to CIM (as described in further detail in Notes 2 and 4). Also, a complete description of the second amended and restated investment advisory agreement is set forth in Proposal No. 3 in the Company's definitive proxy statement filed on May 13, 2021.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
On September 21, 2021, the Company filed articles of amendment to its articles of incorporation, or the Reverse Stock Split Amendment, with the State Department of Assessments and Taxation of the State of Maryland to effect a 2 to 1 reverse split of the Company’s shares of common stock, or the Reverse Stock Split. The Reverse Stock Split became effective in accordance with the terms of the Reverse Stock Split Amendment on September 21, 2021 (as described in further detail in Note 3). A summary of the Company’s weighted average number of shares of common stock outstanding and earnings per share after adjusting for the Reverse Stock Split is as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Weighted average number of shares of common stock outstanding (as reported)	113,415,564	113,475,569
Weighted average number of shares of common stock outstanding (pro-forma)	56,707,775	56,737,832
Net increase (decrease) in net assets per share resulting from operations (as reported)	$0.27	$(0.51)
Net increase (decrease) in net assets per share resulting from operations (pro-forma)	$0.55	$(1.03)
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
Recently Announced Accounting Pronouncements

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
September 30, 2021
(in thousands, except share and per share amounts)
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $115,834 and $73,597 of such investments at September 30, 2021 and December 31, 2020, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.

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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of September 30, 2021 or December 31, 2020.
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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2018, 2019, and 2020.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
During the first half of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which spread to over 100 countries, including the United States, and spread to every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 continued to be identified in additional countries, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Although countries, including the United States, have slowly started to loosen these restrictions, such actions created and will continue to create disruption in global supply chains, and adversely impacted many industries. In addition, certain European countries instituted another lockdown during the fourth quarter of 2020 as a second wave of the outbreak occurred. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
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
September 30, 2021
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of September 30, 2021 and December 31, 2020.
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

The Company may receive fees for capital structuring services that are fixed based on contractual terms, are normally paid at the closing of the investment, are generally non-recurring and non-refundable and are recognized as revenue when earned upon closing of the investment. The services that CIM provides vary by investment, but generally include reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from multiple equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the investment. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, a portion of loan fees paid to the Company in such situations will be deferred and amortized over the estimated life of the loan as interest income.

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
September 30, 2021
(in thousands, except share and per share amounts)
Capital Gains Incentive Fee
Pursuant to the terms of the investment advisory agreement the Company entered into with CIM, the incentive fee on capital gains earned on liquidated investments of the Company’s investment portfolio during operations is determined and payable in arrears as of the end of each calendar year. Prior to October 5, 2021 and under the investment advisory agreement, such fee equaled 20% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. Pursuant to the second amended and restated investment advisory agreement, the incentive fee on capital gains was reduced to 17.5%, which became effective on October 5, 2021.
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

The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020:

	Nine Months Ended September 30,				Year Ended December 31,
	2021		2020		2020
	Shares	Amount	Shares(1)	Amount	Shares(1)	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	970,223	15,489	748,394	11,783	1,496,266	23,298
Total gross shares/proceeds	970,223	15,489	748,394	11,783	1,496,266	23,298
Sales commissions and dealer manager fees	—	—	—	—	—	—
Net shares/proceeds	970,223	15,489	748,394	11,783	1,496,266	23,298
Share repurchase program	(658,650)	(10,467)	(538,997)	(8,085)	(1,539,977)	(23,300)
Net shares/proceeds from (for) share transactions	311,573	$5,022	209,397	$3,698	(43,711)	$(2)
(1) The number of shares repurchased has been retroactively adjusted to reflect the Reverse Stock Split as discussed below.
Since commencing its initial continuous public offering on July 2, 2012 and through September 30, 2021, the Company sold 56,958,440 shares of common stock for net proceeds of $1,160,307 at an average price per share of $20.37. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,490 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $232,430, for which the Company repurchased 13,310,928 shares of common stock.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
In August 2020, the Company obtained approval from its shareholders authorizing the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period. The Company did not issue any such shares through August 2021 (the 12-month anniversary of such shareholder approval). On August 9, 2021, the Company's shareholders again approved a proposal that authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval.

Distribution Reinvestment Plan

In connection with the Listing of its shares of common stock on the NYSE, on September 15, 2021, the Company terminated its previous fifth amended and restated distribution reinvestment plan, or the Old DRP. The final distribution reinvestment under the Old DRP was made as part of the regular monthly cash distribution paid on September 14, 2021 to shareholders of record as of September 13, 2021. On September 15, 2021, the Company adopted a new distribution reinvestment plan, or the New DRP, which became effective as of the Listing, and will first apply to the reinvestment of cash distributions paid on or after October 5, 2021. For additional information regarding the terms of the New DRP, see Note 5.
Reverse Stock Split
As a result of the Reverse Stock Split, which was effective on September 21, 2021, every two shares of the Company's common stock issued and outstanding were automatically combined into one share of the Company's common stock, with the number of issued and outstanding shares reduced from 113,916,869 to 56,958,440. The Reverse Stock Split Amendment also provided that there was no change in the par value of $0.001 per share as a result of the Reverse Stock Split. In addition, the Reverse Stock Split did not modify the rights or preferences of the Company’s common stock.
Listing and Fractional Shares

On October 5, 2021, the Company's shares of common stock commenced trading on the NYSE under the ticker symbol “CION”. As approved by shareholders on September 7, 2021 at the Company’s final, reconvened 2021 annual meeting of shareholders, the Listing will be staggered such that (i) up to 1/3rd of shares held by all shareholders are available for trading upon Listing, (ii) up to 2/3rd of shares held by all shareholders will be available for trading starting 180 days after Listing, and (iii) all shares will be available for trading starting 270 days after Listing. As a result, the Company will eliminate any outstanding fractional shares of its common stock in connection with the Listing, as permitted by the Maryland General Corporation Law, 270 days after Listing.

Pre-Listing Share Repurchase Program
Historically, the Company offered to repurchase shares on a quarterly basis on such terms as determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not have been in the best interests of the Company’s shareholders or would have violated applicable law.
On March 19, 2020, the Company's board of directors, including the independent directors, temporarily suspended the Company's share repurchase program commencing with the second quarter of 2020 and included the third quarter of 2020. On November 13, 2020, the Company recommenced its share repurchase program for the fourth quarter of 2020.
On July 30, 2021, the Company's board of directors, including the independent directors, determined to suspend the Company's share repurchase program commencing with the third quarter of 2021 in anticipation of the Listing and the concurrent enhanced liquidity the Listing was expected to provide. The share repurchase program ultimately terminated upon the Listing and the Company does not expect to implement a new quarterly share repurchase program in the future.
Historically, the Company generally limited the number of shares to be repurchased during any calendar year to the number of shares it could have repurchased with the proceeds it received from the issuance of shares pursuant to the Old DRP. At the discretion of the Company’s board of directors, it could have also used cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. The Company offered to repurchase such shares at a price equal to the estimated net asset value per share on each date of repurchase.
Any periodic repurchase offers were subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
The following table summarizes the share repurchases completed during the year ended December 31, 2020 and the nine months ended September 30, 2021:

Three Months Ended	Repurchase Date	Shares Repurchased(2)	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share(2)	Aggregate Consideration for Repurchased Shares
2020
March 31, 2020	March 30, 2020	538,115	13%	$15.00	$8,071
June 30, 2020(1)	N/A	882	N/A	15.00	14
September 30, 2020	N/A	—	N/A	N/A	—
December 31, 2020	December 30, 2020	1,000,980	20%	15.20	15,215
Total for the year ended December 31, 2020		1,539,977			$23,300

2021
March 31, 2021	March 24, 2021	337,731	6%	$15.67	$5,291
June 30, 2021	June 23, 2021	320,127	7%	16.13	5,163
September 30, 2021(3)	N/A	792	N/A	16.13	13
Total for the nine months ended September 30, 2021		658,650			$10,467
(1) Represents an adjustment made during the three months ended June 30, 2020 to shares repurchased during the three months ended March 31, 2020.
(2) Shares repurchased and repurchase price per share have been retroactively adjusted to reflect the 2 to 1 Reverse Stock Split as discussed in this Note 3.
(3) Represents an adjustment made during the three months ended September 30, 2021 to shares repurchased during the three months ended June 30, 2021. The Company suspended its share repurchase program on July 30, 2021 as discussed in this Note 3.
Post-Listing Share Repurchase Policy

On September 15, 2021, the Company’s board of directors, including the independent directors, approved a share repurchase policy authorizing the Company to repurchase up to $50 million of its outstanding common stock after the Listing. Under the share repurchase policy, the Company may purchase shares of its common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at the Company's discretion. Factors are expected to include, but are not limited to, share price, trading volume and general market conditions, along with the Company’s general business conditions. The policy may be suspended or discontinued at any time and does not obligate the Company to acquire any specific number of shares of its common stock.

As part of the share repurchase policy, the Company intends to enter into a trading plan in the near future adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to the Company’s shares. The 10b5-1 trading plan would permit common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan will be administered by an independent broker and will be subject to price, market volume and timing restrictions.

Since the Company has not yet entered into a 10b5-1 trading plan, during the period from September 15, 2021 to November 11, 2021, the Company did not repurchase any shares of common stock pursuant to the share repurchase policy.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Entity	Capacity	Description	2021	2020	2021	2020	2020
CIM	Investment adviser	Management fees(1)	$8,443	$7,780	$24,469	$24,160	$31,828
CIM	Investment adviser	Incentive fees(1)	2,933	—	2,933	3,308	7,631
CIM	Administrative services provider	Administrative services expense(1)	722	593	2,103	1,793	2,465
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(1)	10	53	95	48	56
			$12,108	$8,426	$29,600	$29,309	$41,980
(1)Amounts charged directly to operations.
The Company has entered into an investment advisory agreement with CIM. On November 13, 2020, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2020. On April 5, 2021, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the amended and restated investment advisory agreement with CIM for a period of twenty four months, which was subsequently approved by shareholders on August 9, 2021. Pursuant to the investment advisory agreement, CIM was paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. Pursuant to the second amended and restated investment advisory agreement, which was effective upon the Listing on October 5, 2021, the annual base management fee was reduced to 1.5% of the average value of the Company’s gross assets (including cash pledged as collateral for the Company’s secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets), to the extent that the Company’s asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee will be reduced further to 1.0% for any such gross assets purchased with leverage resulting in the Company’s asset coverage ratio dropping below 200%. Under the 1940 Act, the Company is not currently permitted to incur indebtedness that would cause its asset coverage ratio to drop below 200%. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the three months ended September 30, 2021 and 2020, the Company recorded subordinated incentive fees on income of $2,933 and $0, respectively. As of September 30, 2021 and December 31, 2020, the liabilities recorded for subordinated incentive fees were $2,933 and $4,323, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
On April 1, 2018, the Company entered into an administration agreement with CIM pursuant to which CIM furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. CIM is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement is for the lower of CIM’s actual costs or the amount that the Company would have been required to pay for comparable administrative services in the same geographic location. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse CIM for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in CIM. On November 11, 2021, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing December 17, 2021.

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
Expense support, if any, will be determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. For the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020, the Company did not receive any expense support from CIM. See Note 5 for additional information on the sources of the Company's distributions. The Company did not record any obligation to repay expense support from CIM and the Company did not repay any expense support to CIM during the three or nine months ended September 30, 2021 or 2020 or the year ended December 31, 2020, respectively. The Company may or may not be requested to reimburse any expense support provided in the future.
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
As of September 30, 2021 and December 31, 2020, the total liability payable to CIM and its affiliates was $12,525 and $13,275, respectively, which primarily related to fees earned by CIM during the three months ended September 30, 2021 and December 31, 2020, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
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
Note 5. Distributions
From February 1, 2014 through July 17, 2017, the Company’s board of directors authorized and declared on a monthly basis a weekly distribution amount per share of common stock. On July 18, 2017, the Company's board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of common stock. Effective September 28, 2017, the Company's board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by the board of directors, each on a quarterly basis. Beginning on March 19, 2020, management changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020, whether in cash or pursuant to the Old DRP. On July 15, 2020, the board of directors determined to recommence the payment of distributions to shareholders in August 2020. On September 15, 2021, management changed the timing of declaring and paying regular distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. Distributions in respect of future quarters will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration. Declared distributions are paid quarterly.
The Company’s board of directors declared or ratified distributions for 19 and 9 record dates during the year ended December 31, 2020 and the nine months ended September 30, 2021, respectively.
The following table presents cash distributions per share that were declared during the year ended December 31, 2020 and the nine months ended September 30, 2021:

	Distributions
Three Months Ended	Per Share(1)	Amount
2020
March 31, 2020 (thirteen record dates)	$0.3657	$20,793
June 30, 2020 (no record dates)	—	—
September 30, 2020 (two record dates)	0.1765	10,011
December 31, 2020 (four record dates)	0.5684	32,479
Total distributions for the year ended December 31, 2020	$1.1106	$63,283

2021
March 31, 2021 (three record dates)	$0.2648	$15,029
June 30, 2021 (three record dates)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
Total distributions for the nine months ended September 30, 2021	$0.7944	$45,056
(1) The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3.

On September 15, 2021, the Company’s co-chief executive officers declared a regular quarterly cash distribution of $0.1324 per share for the fourth quarter of 2021 and declared a special cash distribution expected to be in the range of $0.07 to $0.10 per share for the year ending December 31, 2021. As adjusted to give effect to the Reverse Stock Split, the regular cash distribution of $0.1324 per share will be paid at a per share distribution amount of $0.2648 and the special cash distribution expected to be in the range of $0.07 to $0.10 per share will be paid at a per share distribution amount expected to be in the range of $0.14 to $0.20. The regular quarterly cash distribution will be paid on December 8, 2021 to shareholders of record as of December 1, 2021. The special cash distribution will be paid on December 23, 2021 to shareholders of record as of December 16, 2021. On November 12, 2021, the Company’s co-chief executive officers declared a regular quarterly cash distribution of $0.28 per share for the first quarter of 2022 payable on March 30, 2022 to shareholders of record as of March 23, 2022.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
In connection with the Listing of its shares of common stock on the NYSE, on September 15, 2021, the Company terminated the Old DRP. The final distribution reinvestment under the Old DRP was made as part of the regular monthly cash distribution paid on September 14, 2021 to shareholders of record as of September 13, 2021. On September 15, 2021, the Company adopted the New DRP, which became effective as of the Listing, and will first apply to the reinvestment of cash distributions paid on or after October 5, 2021.

Under the Old DRP and prior to the Listing, cash distributions to participating shareholders who “opted in” to the Old DRP were reinvested in additional shares of the Company's common stock at a purchase price equal to the estimated net asset value per share of common stock as of the date of issuance.

Upon the Listing, all shareholders were automatically enrolled in the New DRP and will receive distributions as declared by the Company in additional shares of its common stock unless such shareholder affirmatively elects to receive an entire distribution in cash by notifying (i) such shareholder’s financial adviser; or (ii) if such shareholder has a registered account maintained at the Company’s transfer agent, the plan administrator. With respect to cash distributions to participating shareholders under the New DRP, the Company reserves the right to either issue new shares or cause the plan administrator to purchase shares in the open market in connection with implementation of the New DRP. Unless the Company, in its sole discretion, otherwise directs DST Asset Management Solutions, Inc., the plan administrator, (A) if the per share “market price” (as defined in the New DRP) is equal to or greater than the estimated net asset value per share on the payment date for the distribution, then the Company will issue shares at the greater of (i) the estimated net asset value or (ii) 95% of the market price, or (B) if the market price is less than the estimated net asset value, then, in the Company’s sole discretion, (i) shares will be purchased in open market transactions for the accounts of participating shareholders to the extent practicable, or (ii) the Company will issue shares at the estimated net asset value. Pursuant to the terms of the New DRP, the number of shares to be issued to a participating shareholder will be determined by dividing the total dollar amount of the distribution payable to a participating shareholder by the price per share at which the Company issues such shares; provided, however, that shares purchased in open market transactions by the plan administrator will be allocated to a participating shareholder based on the weighted average purchase price, excluding any brokerage charges or other charges, of all shares purchased in the open market with respect to such distribution. No other material terms of the Old DRP were amended in connection with the New DRP.

If a shareholder receives distributions in the form of common stock pursuant to the New DRP, such shareholder generally will be subject to the same federal, state and local tax consequences as if they elected to receive distributions in cash. If the Company’s common stock is trading at or below net asset value, a shareholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of cash that such shareholder would have received if they had elected to receive the distribution in cash. If the Company’s common stock is trading above net asset value, a shareholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s common stock. The shareholder’s basis for determining gain or loss upon the sale of common stock received in a distribution will be equal to the total dollar amount of the distribution payable to the shareholder. Any stock received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares of common stock are credited to the shareholder’s account.

The Company may fund its cash distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from CIM, which is subject to repayment by the Company within three years. The purpose of this arrangement is to avoid such distributions being characterized as a return of capital. Shareholders should understand that any distributions funded by expense support from CIM are not based on the Company’s investment performance, and any such distributions can only be sustained if the Company maintains positive investment performance in future periods and/or CIM provides such expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurances that the Company will maintain such performance in order to sustain these distributions or be able to pay distributions at all. CIM has no obligation to provide expense support to the Company in future periods. For the three months ended September 30, 2021 and 2020 and the year ended December 31, 2020, none of the Company's distributions resulted from expense support from CIM. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
The following table reflects the sources of cash distributions on a GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020:

	Nine Months Ended September 30,						Year Ended December 31,
	2021			2020			2020
Source of Distribution	Per Share	Amount	Percentage	Per Share(1)	Amount	Percentage	Per Share(1)	Amount	Percentage
Net investment income	$0.7944	$45,056	100.0%	$0.5422	$30,804	100.0%	$1.1106	$63,283	100.0%
Total distributions	$0.7944	$45,056	100.0%	$0.5422	$30,804	100.0%	$1.1106	$63,283	100.0%
(1) The per share amount has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
As of September 30, 2021, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $32,076; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $155,880; the net unrealized depreciation was $123,804; and the aggregate cost of securities for Federal income tax purposes was $1,870,103.

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
Note 6. Investments
The composition of the Company’s investment portfolio as of September 30, 2021 and December 31, 2020 at amortized cost and fair value was as follows:

	September 30, 2021			December 31, 2020
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,454,253	$1,428,556	87.6%	$1,266,564	$1,223,268	81.8%
Senior secured second lien debt	118,881	99,499	6.1%	171,480	151,506	10.1%
Collateralized securities and structured products - equity	13,278	13,012	0.8%	15,305	12,131	0.8%
Unsecured debt	5,679	5,551	0.3%	5,668	5,464	0.4%
Equity	89,409	83,846	5.2%	118,638	103,405	6.9%
Subtotal/total percentage	1,681,500	1,630,464	100.0%	1,577,655	1,495,774	100.0%
Short term investments(2)	115,834	115,834		73,597	73,597
Total investments	$1,797,334	$1,746,298		$1,651,252	$1,569,371
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
September 30, 2021
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$266,853	16.4%	$211,572	14.0%
Healthcare & Pharmaceuticals	265,317	16.3%	298,944	19.9%
Services: Consumer	122,919	7.5%	85,254	5.7%
Media: Diversified & Production	106,982	6.6%	108,078	7.2%
Media: Advertising, Printing & Publishing	106,854	6.6%	110,083	7.4%
Capital Equipment	86,037	5.3%	65,752	4.4%
Chemicals, Plastics & Rubber	85,232	5.2%	141,654	9.5%
High Tech Industries	67,449	4.1%	55,619	3.7%
Banking, Finance, Insurance & Real Estate	53,517	3.3%	41,211	2.8%
Construction & Building	49,720	3.0%	34,653	2.3%
Beverage, Food & Tobacco	49,561	3.0%	69,975	4.7%
Consumer Goods: Durable	46,916	2.9%	7,417	0.5%
Aerospace & Defense	42,726	2.6%	35,751	2.4%
Retail	41,800	2.6%	29,312	2.0%
Consumer Goods: Non-Durable	41,456	2.5%	15,757	1.1%
Telecommunications	39,602	2.4%	46,638	3.1%
Hotel, Gaming & Leisure	35,428	2.2%	21,920	1.5%
Diversified Financials	32,457	2.0%	37,214	2.5%
Energy: Oil & Gas	28,117	1.7%	28,136	1.9%
Forest Products & Paper	21,699	1.3%	21,686	1.4%
Transportation: Cargo	14,344	0.9%	19,001	1.3%
Automotive	13,965	0.9%	—	—
Metals & Mining	11,513	0.7%	10,147	0.7%
Subtotal/total percentage	1,630,464	100.0%	1,495,774	100.0%
Short term investments	115,834		73,597
Total investments	$1,746,298		$1,569,371

	September 30, 2021		December 31, 2020
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,596,201	97.9%	$1,446,950	96.8%
Canada	20,500	1.3%	14,775	1.0%
Cayman Islands	13,012	0.8%	12,131	0.8%
Bermuda	751	—	676	—
Luxembourg	—	—	10,034	0.7%
Netherlands	—	—	7,651	0.5%
Cyprus	—	—	3,557	0.2%
Subtotal/total percentage	1,630,464	100.0%	1,495,774	100.0%
Short term investments	115,834		73,597
Total investments	$1,746,298		$1,569,371
(1)The geographic dispersion is determined by the portfolio company's country of domicile.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
As of September 30, 2021 and December 31, 2020, investments on non-accrual status represented 0.9% and 0.5%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2021 and December 31, 2020, the Company’s unfunded commitments amounted to $96,846 and $43,130, respectively. As of November 11, 2021, the Company’s unfunded commitments amounted to $110,475. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

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

For the nine months ended September 30, 2020 and the year ended December 31, 2020, the Company recorded dividend income from its equity interest in CION SOF of $3,518.

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
September 30, 2021
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
The following table includes selected statement of operations information for CION SOF for the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020:

Selected Statement of Operations Information:	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2020
	2021	2020	2021	2020
Total revenues	$—	$1,922	$29	$6,512	$7,874
Total expenses	—	717	29	2,492	3,934
Net realized loss on investments	—	(336)	—	(673)	(3,427)
Net change in unrealized appreciation (depreciation) on investments	—	1,136	—	(2,428)	28
Net increase in net assets	$—	$2,005	$—	$919	$541

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2021:

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
(1)As of September 30, 2021, the fair value of the 2026 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2021.
(2)As of September 30, 2021, the fair value of the More Term Loan was $30,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2021.

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

On September 30, 2016, July 11, 2017, November 28, 2017 and May 23, 2018, 34th Street amended and restated the JPM Credit Facility, or the Amended JPM Credit Facility, with JPM. Under the Amended JPM Credit Facility entered into on September 30, 2016, the aggregate principal amount available for borrowings was increased from $150,000 to $225,000, of which $25,000 could have been funded as a revolving credit facility, subject to conditions described in the Amended JPM Credit Facility. On September 30, 2016, 34th Street drew down $167,423 of additional borrowings under the Amended JPM Credit Facility, a portion of which was used to purchase the portfolio of loans from Credit Suisse Park View BDC, Inc. Under the Amended JPM Credit Facility entered into on July 11, 2017 and November 28, 2017, certain immaterial administrative amendments were made as a result of the termination of AIM as the Company's investment sub-adviser as discussed in Note 1. Under the Amended JPM Credit Facility entered into on May 23, 2018, (i) the aggregate principal amount available for borrowings was increased from $225,000 to $275,000, of which $25,000 could have been funded as a revolving credit facility, subject to conditions described in the Amended JPM Credit Facility, (ii) the reinvestment period was extended until August 24, 2020 and (iii) the maturity date was extended to August 24, 2021.

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

On June 2, 2021 and October 19, 2021, 34th Street drew down $50,000 and $25,000 of borrowings under the Third Amended JPM Credit Facility, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
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

As of September 30, 2021 and December 31, 2020, the principal amount outstanding on the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, respectively, was $550,000 and $625,000, respectively.

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

In connection with the Third Amended JPM Credit Facility, 34th Street has made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the nine months ended September 30, 2021, 34th Street was in compliance with all covenants and reporting requirements.

The Company incurred debt issuance costs of $11,402 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of September 30, 2021 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility. At September 30, 2021, the unamortized portion of the debt issuance costs was $5,141.

For the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, as applicable, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Stated interest expense	$4,532	$5,761	$13,625	$13,482	$19,069
Amortization of deferred financing costs	464	537	1,628	1,046	1,582
Non-usage fee	64	181	432	318	509
Total interest expense	$5,060	$6,479	$15,685	$14,846	$21,160
Weighted average interest rate(1)	3.28%	3.68%	3.41%	4.03%	3.90%
Average borrowings	$550,000	$629,338	$543,681	$448,842	$493,122
(1)Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, as applicable, and is annualized for periods covering less than one year.

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

The 2026 Notes mature on February 11, 2026. The 2026 Notes bear interest at a rate of 4.50% per year payable semi-annually on February 11th and August 11th of each year, which commenced on August 11, 2021. The Company has the right to, at its option, redeem all or a part that is not less than 10% of the 2026 Notes (i) on or before February 11, 2024, at a redemption price equal to 100% of the principal amount of 2026 Notes to be redeemed plus an applicable “make-whole” amount equal to (x) the discounted value of the remaining scheduled payments with respect to the principal of such 2026 Note that is to be prepaid or becomes due and payable pursuant to the Note Purchase Agreement over (y) the amount of such called principal, plus accrued and unpaid interest, if any, (ii) after February 11, 2024 but on or before February 11, 2025, at a redemption price equal to 102% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, (iii) after February 11, 2025 but on or before August 11, 2025, at a redemption price equal to 101% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, and (iv) after August 11, 2025, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any. For any redemptions occurring on or before February 11, 2024, the discounted value portion of the “make whole amount” is calculated by applying a discount rate on the same periodic basis as that on which interest on the 2026 Notes is payable equal to the sum of 0.50% plus the yield to maturity of the most recently issued U.S. Treasury securities having a maturity equal to the remaining average life of the 2026 Notes, or if there are no such U.S. Treasury securities, using such implied yield to maturity determined in accordance with the terms of the Note Purchase Agreement.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
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

The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after February 11, 2021, if any, (iv) a minimum asset coverage ratio of not less than 200%, or 150% if the Company obtains the requisite shareholder approval and the Company's common stock is listed for trading on a national securities exchange, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended September 30, 2021, the Company was in compliance with all covenants and reporting requirements.

The Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new unsecured credit facilities, loans or indebtedness in excess of $25,000 incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained in, the Note Purchase Agreement. In addition, the Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy.

As of September 30, 2021, the aggregate principal amount of 2026 Notes outstanding was $125,000.

Through September 30, 2021, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2021 and will amortize to interest expense over the term of the 2026 Notes. At September 30, 2021, the unamortized portion of the debt issuance costs was $2,330.

For the three months ended September 30, 2021 and for the period from February 11, 2021 through September 30, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended September 30, 2021	For the Period from February 11, 2021 through September 30, 2021

Stated interest expense	$1,437	$3,625
Amortization of deferred financing costs	135	339
Total interest expense	$1,572	$3,964
Weighted average interest rate(1)	4.50%	4.50%
Average borrowings	$125,000	$125,000
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
September 30, 2021
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

On December 17, 2020, Murray Hill Funding entered into a Fourth Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Fourth Amended Master Confirmation, which further extended the date that Murray Hill Funding will be required to repurchase the Notes sold to UBS under the Amended UBS Facility from December 18, 2020 to November 19, 2023 and decreased the spread on the financing fee from 3.90% to 3.375% per year. No other material terms of the Amended UBS Facility were revised in connection with the Fourth Amended Master Confirmation.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
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

Pursuant to the Amended UBS Facility, on July 1, 2021, UBS purchased Class A-R Notes held by Murray Hill Funding for an aggregate purchase price equal to 100% of the principal amount of Class A-R Notes purchased, which was $21,000. On August 20, 2021, Murray Hill Funding repurchased Class A-R Notes in the aggregate principal amount of $21,000 from UBS for an aggregate repurchase price of $21,000, which was then repaid by Murray Hill Funding II. The repurchase of the A-R Notes on August 20, 2021 resulted in a repayment of $21,000 of the outstanding amount of borrowings under the Amended UBS Facility.

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

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At September 30, 2021, all upfront fees and other expenses were fully amortized.

As of September 30, 2021, Notes in the aggregate principal amount of $100,000 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $100,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of September 30, 2021, the amount due at maturity under the Amended UBS Facility was $100,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

As of September 30, 2021, the fair value of assets held by Murray Hill Funding II was $231,884.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Stated interest expense	$1,000	$1,091	$2,795	$5,702	$6,732
Non-usage fee	74	—	263	—	16
Amortization of deferred financing costs	—	—	—	359	360
Total interest expense	$1,074	$1,091	$3,058	$6,061	$7,108
Weighted average interest rate(1)	3.78%	4.27%	3.88%	4.97%	4.81%
Average borrowings	$111,413	$100,000	$103,846	$150,730	$137,978
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

Through September 30, 2021, the Company incurred debt issuance costs of $992 in connection with obtaining the More Term Loan, which were recorded as a direct reduction to the outstanding balance of the More Term Loan, which is included in the Company’s consolidated balance sheet as of September 30, 2021 and will amortize to interest expense over the term of the More Term Loan. At September 30, 2021, the unamortized portion of the debt issuance costs was $857.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
For the period from April 14, 2021 through September 30, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the More Term Loan were as follows:

	Three Months Ended September 30, 2021	For the Period from April 14, 2021 through September 30, 2021

Stated interest expense	$399	$711
Amortization of deferred financing costs	71	134
Total interest expense	$470	$845
Weighted average interest rate(1)	5.20%	5.20%
Average borrowings	$30,000	$30,000
(1)Includes the stated interest expense on the More Term Loan and is annualized for periods covering less than one year.

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
September 30, 2021
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Second Amended Citibank Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Stated interest expense	$—	$—	$—	$3,171	$3,171
Amortization of deferred financing costs	—	—	—	1,551	1,551
Non-usage fee	—	—	—	288	288
Total interest expense	$—	$—	$—	$5,010	$5,010
Weighted average interest rate(1)	—	—	—	3.72%	3.72%
Average borrowings	$—	$—	$—	$122,069	$91,385
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
September 30, 2021
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Amended MS Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Stated interest expense	$—	$—	$—	$1,928	$1,928
Amortization of deferred financing costs	—	—	—	1,544	1,544
Non-usage fee	—	—	—	87	87
Total interest expense	$—	$—	$—	$3,559	$3,559
Weighted average interest rate(1)	—	—	—	4.50%	4.50%
Average borrowings	$—	$—	$—	$58,752	$43,984
(1)Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended MS Credit Facility and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of September 30, 2021 and December 31, 2020, according to the fair value hierarchy:

	September 30, 2021(1)				December 31, 2020(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,428,556	$1,428,556	$—	$—	$1,223,268	$1,223,268
Senior secured second lien debt	—	—	99,499	99,499	—	—	151,506	151,506
Collateralized securities and structured products - equity	—	—	13,012	13,012	—	—	12,131	12,131
Unsecured debt	—	—	5,551	5,551	—	—	5,464	5,464
Equity	3,223	—	67,518	70,741	2,409	—	75,913	78,322
Short term investments	115,834	—	—	115,834	73,597	—	—	73,597
Total Investments	$119,057	$—	$1,614,136	$1,733,193	$76,006	$—	$1,468,282	$1,544,288
(1)Excludes the Company's $13,105 investment in BCP Great Lakes Fund LP which was measured at NAV.
(2)Excludes the Company's $12,472 investment in CION SOF and $12,611 investment in BCP Great Lakes Fund LP, which were measured at NAV.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, June 30, 2021	$1,407,224	$141,710	$14,095	$5,508	$92,357	$1,660,894
Investments purchased	167,208	244	—	—	3,642	171,094
Net realized gain (loss)	563	619	(309)	—	18,856	19,729
Net change in unrealized (depreciation) appreciation	(2,075)	(461)	126	39	(12,187)	(14,558)
Accretion of discount	3,185	171	—	4	—	3,360
Sales and principal repayments(1)	(147,549)	(42,784)	(900)	—	(35,150)	(226,383)
Ending balance, September 30, 2021	$1,428,556	$99,499	$13,012	$5,551	$67,518	$1,614,136
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2021(2)	$(430)	$140	$(536)	$39	$10,145	$9,358
(1)Includes non-cash restructured securities.
(2)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

	Nine Months Ended September 30, 2021
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2020	$1,223,268	$151,506	$12,131	$5,464	$75,913	$1,468,282
Investments purchased(1)	580,641	1,885	—	—	7,783	590,309
Net realized (loss) gain	(851)	619	(309)	—	19,661	19,120
Net change in unrealized appreciation	17,599	592	2,908	76	5,373	26,548
Accretion of discount	8,742	512	—	11	—	9,265
Sales and principal repayments(1)	(400,843)	(55,615)	(1,718)	—	(41,212)	(499,388)
Ending balance, September 30, 2021	$1,428,556	$99,499	$13,012	$5,551	$67,518	$1,614,136
Change in net unrealized appreciation (depreciation) on investments still held as of September 30, 2021(2)	$14,459	$(880)	$1,962	$76	$19,858	$35,475
(1)Includes non-cash restructured securities.
(2)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2020
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, June 30, 2020	$1,238,256	$193,198	$11,292	$4,800	$50,692	$1,498,238
Investments purchased	62,983	860	—	—	12,206	76,049
Net realized loss	(35,479)	(7,059)	—	—	—	(42,538)
Net change in unrealized appreciation (depreciation)	45,368	5,416	299	(53)	390	51,420
Accretion of discount	2,805	412	—	3	—	3,220
Sales and principal repayments(1)	(81,428)	(31,043)	(372)	—	—	(112,843)
Ending balance, September 30, 2020	$1,232,505	$161,784	$11,219	$4,750	$63,288	$1,473,546
Change in net unrealized appreciation (depreciation) on investments still held as of September 30, 2020(2)	$17,032	$(2,226)	$299	$(53)	$390	$15,442
(1)Includes non-cash restructured securities.
(2)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

	Nine Months Ended September 30, 2020
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2019	$1,351,767	$248,253	$7,212	$14,182	$4,900	$56,886	$1,683,200
Investments purchased(1)	299,595	1,772	—	—	—	20,923	322,290
Net realized loss	(49,964)	(7,060)	—	—	—	—	(57,024)
Net change in unrealized depreciation	(28,074)	(10,391)	—	(1,988)	(161)	(14,521)	(55,135)
Accretion of discount	9,074	1,152	—	—	11	—	10,237
Sales and principal repayments(1)	(349,893)	(71,942)	(7,212)	(975)	—	—	(430,022)
Ending balance, September 30, 2020	$1,232,505	$161,784	$—	$11,219	$4,750	$63,288	$1,473,546
Change in net unrealized depreciation on investments still held as of September 30, 2020(2)	$(43,104)	$(15,130)	$—	$(1,988)	$(161)	$(14,521)	$(74,904)
(1)Includes non-cash restructured securities.
(2)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,067,879	Discounted Cash Flow	Discount Rates	5.4%	—	34.2%	10.1%
	284,633	Broker Quotes	Broker Quotes	N/A			N/A
	54,456	Market Comparable Approach	EBITDA Multiple	4.50x	—	11.00x	6.53x
	11,690		Revenue Multiple	1.50x			N/A
	9,898	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	78,758	Discounted Cash Flow	Discount Rates	8.4%	—	18.0%	10.8%
	20,741	Broker Quotes	Broker Quotes	N/A			N/A
Collateralized securities and structured products - equity	13,012	Discounted Cash Flow	Discount Rates	10.5%	—	16.0%	11.9%
Unsecured debt	5,551	Discounted Cash Flow	Discount Rates	16.2%			N/A
Equity	31,193	Market Comparable Approach	EBITDA Multiple	4.50x	—	20.00x	9.53x
	20,880		Revenue Multiple	0.60x	—	2.29x	1.52x
	11,119		$ per kW	$325			N/A
	2,760	Discount for Lack of Marketability	Expected Volatility	30%			N/A
	928	Options Pricing Model	Expected Volatility	70.0%	—	73.0%	73.0%
	638	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,614,136
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

	December 31, 2020
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$881,684	Discounted Cash Flow	Discount Rates	5.5%	-	36.2%	11.0%
	305,974	Broker Quotes	Broker Quotes	N/A			N/A
	21,920	Market Comparable Approach	Revenue Multiple	2.33x			N/A
	9,361		EBITDA Multiple	2.50x			N/A
	4,329	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	121,865	Discounted Cash Flow	Discount Rates	8.7%	-	17.3%	11.9%
	25,763	Broker Quotes	Broker Quotes	N/A			N/A
	2,305	Market Comparable Approach	EBITDA Multiple	4.75x			N/A
	1,573		Revenue Multiple	0.20x			N/A
Collateralized securities and structured products - equity	12,131	Discounted Cash Flow	Discount Rates	12.0%	-	18.0%	13.5%
Unsecured debt	5,464	Discounted Cash Flow	Discount Rates	16.5%			N/A
Equity	39,644	Market Comparable Approach	EBITDA Multiple	3.00x	-	18.50x	10.13x
	11,634		Revenue Multiple	0.20x	-	2.33x	1.56x
	7,988		$ per kW	$271.50			N/A
	16,481	Discounted Cash Flow	Discount Rates	18.5%			N/A
	163	Broker Quotes	Broker Quotes	N/A			N/A
	3	Options Pricing Model	Expected Volatility	60.0%	—	70.0%	70.0%
Total	$1,468,282
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Professional fees	$1,355	$198	$3,833	$1,108	$1,490
Transfer agent expense	316	239	991	894	1,189
Valuation expense	191	241	712	802	999
Printing and marketing expense	235	241	634	359	378
Accounting and administrative costs	194	224	606	507	680
Insurance expense	135	131	404	354	489
Director fees and expenses	151	105	365	334	450
Dues and subscriptions	120	124	316	273	342
Other expenses	12	—	89	53	68
Total general and administrative expense	$2,709	$1,503	$7,950	$4,684	$6,085
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
As of September 30, 2021 and December 31, 2020, the Company’s unfunded commitments were as follows:

Unfunded Commitments	September 30, 2021(1)	December 31, 2020(1)
Genesis Healthcare, Inc.	$35,000	$—
West Dermatology Management Holdings, LLC	8,854	7,655
RumbleOn, Inc.	6,000	—
Williams Industrial Services Group, Inc.	5,000	5,000
Mimeo.com, Inc.	5,000	1,000
Rogers Mechanical Contractors, LLC	4,808	—
Trademark Global, LLC	4,615	—
HW Acquisition, LLC	2,933	—
Instant Web, LLC	2,704	2,704
Appalachian Resource Company, LLC	2,500	2,500
Coyote Buyer, LLC	2,500	2,500
Moss Holding Company	2,232	2,232
Foundation Consumer Healthcare, LLC	2,094	4,211
BCP Great Lakes Fund LP	2,057	2,135
NWN Parent Holdings LLC	1,800	—
Anthem Sports & Entertainment Inc.	1,750	1,333
Extreme Reach, Inc.	1,744	1,744
AMCP Staffing Intermediate Holdings III, LLC	1,598	1,370
Marble Point Credit Management LLC	1,500	—
RA Outdoors, LLC	1,049	—
Invincible Boat Company	798	—
H.W. Lochner, Inc.	225	—
American Media, Inc.	85	—
Palmetto Solar, LLC	—	3,262
CircusTrix Holdings, LLC	—	2,898
Geon Performance Solutions, LLC	—	2,586
Total	$96,846	$43,130
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2021 and December 31, 2020, refer to the table above and the consolidated schedules of investments. As of November 11, 2021, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $110,475.

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
September 30, 2021
(in thousands, except share and per share amounts)
Note 12. Fee Income
Fee income consists of administrative agent fees, amendment fees and capital structuring and other fees. The following table summarizes the Company’s fee income for the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2021	2020	2021	2020	2020
Capital structuring and other fees	$1,470	$86	$2,554	$310	$968
Amendment fees	73	687	747	1,804	3,550
Administrative agent fees	—	—	55	—	25
Total	$1,543	$773	$3,356	$2,114	$4,543
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2021 and 2020 and as of and for the year ended December 31, 2020:

	Nine Months Ended September 30,		Year Ended December 31,
	2021	2020	2020
Per share data:(1)
Net asset value at beginning of period	$15.50	$16.80	$16.80
Results of operations:
Net investment income	0.98	1.00	1.38
Net realized and net change in unrealized gains (losses)(2)	0.83	(2.02)	(1.56)
Net increase (decrease) in net assets resulting from operations(2)	1.81	(1.02)	(0.18)
Shareholder distributions:
Distributions from net investment income	(0.79)	(0.54)	(1.12)
Net decrease in net assets resulting from shareholders' distributions	(0.79)	(0.54)	(1.12)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—	—
Repurchases of common stock(4)	—	—	—
Net increase in net assets resulting from capital share transactions	—	—	—
Net asset value at end of period	$16.52	$15.24	$15.50
Shares of common stock outstanding at end of period	56,958,440	56,899,975	56,646,867
Total investment return-net asset value(5)	11.98%	(6.12)%	(0.94)%
Net assets at beginning of period	$878,256	$952,563	$952,563
Net assets at end of period	$941,013	$867,219	$878,256
Average net assets	$911,856	$875,887	$875,846
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	6.13%	6.51%	8.99%
Ratio of gross operating expenses to average net assets(6)(7)	6.69%	7.24%	9.72%
Ratio of net operating expenses to average net assets	6.69%	7.24%	9.72%
Portfolio turnover rate(8)	32.40%	14.92%	22.99%
Asset coverage ratio(9)	2.17	2.20	2.21
(1)The per share data for the nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020 was derived by using the weighted average shares of common stock outstanding during each period. The share information utilized to determine per share data in this table has been retroactively adjusted to reflect the Reverse Stock Split discussed in Note 3
(2)The amount shown for net realized and net change in unrealized gains (losses) on investments is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase (decrease) in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.
(3)The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020. The Company's follow-on continuous public offering ended on January 25, 2019.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2021
(in thousands, except share and per share amounts)
(4)Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020.
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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted. In addition, all share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split discussed below and in Note 3 to our consolidated financial statements included in this report.
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

•future changes in laws or regulations and conditions in our operating areas; and
•the price at which shares of our common stock may trade on the NYSE.
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
On October 5, 2021, shares of our common stock began trading on the NYSE under the ticker symbol “CION”. The Listing accomplished our goal of providing our shareholders with greatly enhanced liquidity.
We are managed by CIM, our affiliate and a registered investment adviser. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. On November 13, 2020, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the investment advisory agreement with CIM for a period of twelve months commencing December 17, 2020. On April 5, 2021, our board of directors, including a majority of directors who are not interested persons, approved the amended and restated investment advisory agreement with CIM for a period of twenty four months, which was subsequently approved by shareholders on August 9, 2021 (as described in further detail below). We and CIM previously engaged AIM to act as our investment sub-adviser.
On July 11, 2017, the members of CIM entered into the Third Amended CIM LLC Agreement for the purpose of creating a joint venture between AIM and CIG, our affiliate. Under the Third Amended CIM LLC Agreement, AIM became a member of CIM and was issued a newly-created class of membership interests in CIM pursuant to which AIM, among other things, shares in the profits, losses, distributions and expenses of CIM with the other members in accordance with the terms of the Third Amended CIM LLC Agreement, which results in CIG and AIM each owning a 50% economic interest in CIM.
On July 10, 2017, our independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017, as part of the new and ongoing relationship among us, CIM and AIM. Although the investment sub-advisory agreement and AIM's engagement as our investment sub-adviser were terminated, AIM's investment professionals continue to perform certain services for CIM and us, including, without limitation, assistance with identifying investment opportunities for approval by CIM's investment committee. AIM is not paid a separate fee in exchange for such services, but is entitled to receive distributions as a member of CIM as described above.
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

The amended and restated investment advisory agreement was approved by shareholders on August 9, 2021 at our reconvened 2021 annual meeting of shareholders. As a result, on August 10, 2021, we and CIM entered into the amended and restated investment advisory agreement in order to implement the change to the calculation of the subordinated incentive fee payable from us to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of our net assets rather than adjusted capital.

Upon the occurrence of the Listing on October 5, 2021, we and CIM entered into the second amended and restated investment advisory agreement in order to implement the changes to the advisory fees payable from us to CIM that (i) reduced the annual base management fee, (ii) amended the structure of the subordinated incentive fee on income payable from us to CIM and reduced the hurdle and incentive fee rates, and (iii) reduced the incentive fee on capital gains payable from us to CIM (as described in further detail in Notes 2 and 4 to our consolidated financial statements included in this report). Also, a complete description of the second amended and restated investment advisory agreement is set forth in Proposal No. 3 in our definitive proxy statement filed on May 13, 2021.

On September 21, 2021, we effected a 2 to 1 reverse split of our shares of common stock under which every two shares of our common stock issued and outstanding were automatically combined into one share of our common stock, with the number of issued and outstanding shares reduced from 113,916,869 to 56,958,440. The Reverse Stock Split Amendment also provided that there was no change in the par value of $0.001 per share as a result of the Reverse Stock Split. The Reverse Stock Split did not modify the rights or preferences of our common stock.
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

Portfolio Investment Activity for the Three Months Ended September 30, 2021 and 2020 and the Year Ended December 31, 2020
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended September 30, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended September 30,		Year Ended December 31,
Net Investment Activity	2021	2020	2020
Purchases and drawdowns
Senior secured first lien debt	$160,124	$32,048	$347,992
Senior secured second lien debt	—	—	4,375
Equity	4,909	4,082	7,266
Sales and principal repayments	(223,214)	(77,154)	(543,167)
Net portfolio activity	$(58,181)	$(41,024)	$(183,534)
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,454,253	$1,428,556	87.6%
Senior secured second lien debt	118,881	99,499	6.1%
Collateralized securities and structured products - equity	13,278	13,012	0.8%
Unsecured debt	5,679	5,551	0.3%
Equity	89,409	83,846	5.2%
Subtotal/total percentage	1,681,500	1,630,464	100.0%
Short term investments(2)	115,834	115,834
Total investments	$1,797,334	$1,746,298
Number of portfolio companies			126
Average annual EBITDA of portfolio companies		$57.8 million
Median annual EBITDA of portfolio companies		$43.1 million
Purchased at a weighted average price of par			97.58%
Gross annual portfolio yield based upon the purchase price(3)			8.31%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of September 30, 2021 and December 31, 2020, excluding short term investments of $115,834 and $73,597, respectively:

	September 30, 2021			December 31, 2020
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,479,836	$1,438,160	88.2%	$1,347,194	$1,284,282	85.9%
Fixed interest rate investments	101,290	99,294	6.1%	126,962	124,816	8.3%
Non-income producing investments	67,216	59,718	3.7%	66,086	52,505	3.5%
Other income producing investments	33,158	33,292	2.0%	37,413	34,171	2.3%
Total investments	$1,681,500	$1,630,464	100.0%	$1,577,655	$1,495,774	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$266,853	16.4%	$211,572	14.0%
Healthcare & Pharmaceuticals	265,317	16.3%	298,944	19.9%
Services: Consumer	122,919	7.5%	85,254	5.7%
Media: Diversified & Production	106,982	6.6%	108,078	7.2%
Media: Advertising, Printing & Publishing	106,854	6.6%	110,083	7.4%
Capital Equipment	86,037	5.3%	65,752	4.4%
Chemicals, Plastics & Rubber	85,232	5.2%	141,654	9.5%
High Tech Industries	67,449	4.1%	55,619	3.7%
Banking, Finance, Insurance & Real Estate	53,517	3.3%	41,211	2.8%
Construction & Building	49,720	3.0%	34,653	2.3%
Beverage, Food & Tobacco	49,561	3.0%	69,975	4.7%
Consumer Goods: Durable	46,916	2.9%	7,417	0.5%
Aerospace & Defense	42,726	2.6%	35,751	2.4%
Retail	41,800	2.6%	29,312	2.0%
Consumer Goods: Non-Durable	41,456	2.5%	15,757	1.1%
Telecommunications	39,602	2.4%	46,638	3.1%
Hotel, Gaming & Leisure	35,428	2.2%	21,920	1.5%
Diversified Financials	32,457	2.0%	37,214	2.5%
Energy: Oil & Gas	28,117	1.7%	28,136	1.9%
Forest Products & Paper	21,699	1.3%	21,686	1.4%
Transportation: Cargo	14,344	0.9%	19,001	1.3%
Automotive	13,965	0.9%	—	—
Metals & Mining	11,513	0.7%	10,147	0.7%
Subtotal/total percentage	1,630,464	100.0%	1,495,774	100.0%
Short term investments	115,834		73,597
Total investments	$1,746,298		$1,569,371
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2021 and December 31, 2020, our unfunded commitments amounted to $96,846 and $43,130, respectively. As of November 11, 2021, our unfunded commitments amounted to $110,475. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies and Off-Balance Sheet Arrangements” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of September 30, 2021 and December 31, 2020, excluding short term investments of $115,834 and $73,597, respectively:

	September 30, 2021		December 31, 2020
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$86,001	5.3%	$2,997	0.2%
2	1,299,419	79.7%	1,173,191	78.5%
3	229,567	14.1%	309,930	20.7%
4	14,734	0.9%	9,210	0.6%
5	743	—	446	—
	$1,630,464	100.0%	$1,495,774	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of November 11, 2021:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,438,397	87.6%
Senior secured second lien debt	99,687	6.1%
Collateralized securities and structured products - equity	13,012	0.8%
Unsecured debt	5,551	0.3%
Equity	85,013	5.2%
Subtotal/total percentage	1,641,660	100.0%
Short term investments(2)	100,405
Total investments	$1,742,065
Number of portfolio companies		126
Average annual EBITDA of portfolio companies	$54.3 million
Median annual EBITDA of portfolio companies	$41.6 million
Purchased at a weighted average price of par		97.80%
Gross annual portfolio yield based upon the purchase price(2)		8.25%
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
Results of Operations for the Three Months Ended September 30, 2021 and 2020
Our results of operations for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021	2020
Investment income	$42,620	$38,887
Net operating expenses and income tax expense	23,008	17,467
Net investment income	19,612	21,420
Net realized gain (loss) on investments and foreign currency	19,736	(42,511)
Net change in unrealized (depreciation) appreciation on investments	(14,240)	52,178
Net increase in net assets from operations	$25,108	$31,087
Investment Income
For the three months ended September 30, 2021 and 2020, we generated investment income of $42,620 and $38,887, respectively, consisting primarily of interest income on investments in senior secured debt, and collateralized securities and structured products of 128 and 118 portfolio companies held during each respective period. The increase in investment income was primarily the result of additional dividends received upon the exit of an equity investment during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Operating Expenses
The composition of our operating expenses for the three months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,
	2021	2020
Management fees	$8,443	$7,780
Administrative services expense	722	593
Subordinated incentive fee on income	2,933	—
General and administrative	2,709	1,503
Interest expense	8,175	7,570
Total operating expenses	$22,982	$17,446
The increase in subordinated incentive fee on income was primarily the result of entering into the amended and restated investment advisory agreement, which replaced adjusted capital with our net assets as the denominator of the subordinated incentive fee calculation. The increase in interest expense was primarily the result of higher average borrowings on our financing arrangements during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, which also resulted in an increase in total assets and therefore an increase in management fees during the three months ended September 30, 2021.

The composition of our general and administrative expenses for the three months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,
	2021	2020
Professional fees	$1,355	$198
Transfer agent expense	316	239
Printing and marketing expense	235	241
Accounting and administrative costs	194	224
Valuation expense	191	241
Director fees and expenses	151	105
Insurance expense	135	131
Dues and subscriptions	120	124
Other expenses	12	—
Total general and administrative expense	$2,709	$1,503
The increase in general and administrative expenses was primarily the result of higher nonrecurring professional fees incurred during the three months ended September 30, 2021 associated with the Listing.
Net Investment Income After Taxes
Our net investment income after taxes totaled $19,612 and $21,420 for the three months ended September 30, 2021 and 2020, respectively. The decrease in net investment income after taxes was primarily due to an increase in the subordinated incentive fee on income for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Net Realized Gain (Loss) on Investments and Foreign Currency
Our net realized gain (loss) on investments and foreign currency totaled $19,736 and ($42,511) for the three months ended September 30, 2021 and 2020, respectively. This change was driven primarily by realized gains recognized on the exit of our investment in Conisus Holdings, Inc. during the three months ended September 30, 2021 compared to realized losses on the restructure of certain investments during the three months ended September 30, 2020.
Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled ($14,240) and $52,178 for the three months ended September 30, 2021 and 2020, respectively. This change was driven primarily by certain previously unrealized gains being realized and the continued recovery of loan prices during the three months ended September 30, 2021 compared to certain previously unrealized losses being realized during the three months ended September 30, 2020 and the continued recovery of loan prices.

Net Increase in Net Assets Resulting from Operations
For the three months ended September 30, 2021 and 2020, we recorded a net increase in net assets resulting from operations of $25,108 and $31,087, respectively, as a result of our operating activity for the respective periods.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020
Our results of operations for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020
Investment income	$116,944	$120,443
Net operating expenses and income taxes	61,047	63,446
Net investment income	55,897	56,997
Net realized gain (loss) on investments and foreign currency	16,049	(57,693)
Net change in unrealized appreciation (depreciation) on investments	30,845	(57,542)
Net increase (decrease) in net assets resulting from operations	$102,791	$(58,238)
Investment Income
For the nine months ended September 30, 2021 and 2020, we generated investment income of $116,944 and $120,443, respectively, consisting primarily of interest income on investments in senior secured debt and collateralized securities and structured products of 135 and 134 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, decreased $63,095, from $1,626,213 for the nine months ended September 30, 2020 to $1,563,119 for the nine months ended September 30, 2021.

Operating Expenses
The composition of our operating expenses for the nine months ended September 30, 2021 and 2020 was as follows:

	Nine Months Ended September 30,
	2021	2020
Management fees	$24,469	$24,160
Administrative services expense	2,103	1,793
Subordinated incentive fee on income	2,933	3,308
General and administrative	7,950	4,684
Interest expense	23,551	29,476
Total operating expenses	$61,006	$63,421

The decrease in interest expense during the nine months ended September 30, 2021 was primarily the result of all remaining unamortized debt issuance costs related to the Second Amended Citibank Credit Facility and the Amended MS Credit Facility being expensed upon the repayment of all amounts outstanding on these facilities during the nine months ended September 30, 2020. The decrease in interest expense was also the result of a decrease in LIBOR during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 and lower average borrowings on our financing arrangements during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

The composition of our general and administrative expenses for the nine months ended September 30, 2021 and 2020 was as follows:

	Nine Months Ended September 30,
	2021	2020
Professional fees	$3,833	$1,108
Transfer agent expense	991	894
Valuation expense	712	802
Printing and marketing expense	634	359
Accounting and administrative costs	606	507
Insurance expense	404	354
Director fees and expenses	365	334
Dues and subscriptions	316	273
Other expenses	89	53
Total general and administrative expense	$7,950	$4,684
The increase in general and administrative expenses was primarily the result of higher professional fees incurred during the nine months ended September 30, 2021 associated with the Listing and higher printing and marketing expense incurred during the nine months ended September 30, 2021 associated with shareholder proxy solicitation costs.
Net Investment Income After Taxes
Our net investment income after taxes totaled $55,897 and $56,997 for the nine months ended September 30, 2021 and 2020, respectively. The decrease in our net investment income after taxes was primarily due to a decrease in investment income during the nine months ended September 30, 2021, which was partially offset by a decrease in operating expenses.
Net Realized Gain (Loss) on Investments and Foreign Currency
Our net realized gain (loss) on investments and foreign currency totaled $16,049 and ($57,693) for the nine months ended September 30, 2021 and 2020, respectively. This change was driven primarily by realized gains recognized on the exit of our investment in Conisus Holdings, Inc.during the nine months ended September 30, 2021 as compared to realized losses on the restructure of certain investments during the nine months ended September 30, 2020.

Net Change in Unrealized Appreciation (Depreciation) on Investments
The net change in unrealized appreciation (depreciation) on our investments totaled $30,845 and ($57,542) for the nine months ended September 30, 2021 and 2020, respectively. This change was driven primarily by tightening credit spreads and increased multiples in equity markets during the nine months ended September 30, 2021 that positively impacted the fair value of certain of our investments, as compared to the outbreak and spread of COVID-19 around the world during the nine months ended September 30, 2020, which caused significant uncertainty and volatility in the U.S. and global economies as well as in the financial and credit markets and negatively impacted the fair value of certain of our investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the nine months ended September 30, 2021 and 2020, we recorded a net increase (decrease) in net assets resulting from operations of $102,791 and ($58,238), respectively, as a result of our operating activity for the respective periods.
Net Asset Value per Share, Annual Investment Return and Total Return Since Inception

Our net asset value per share was $16.52 and $15.50 on September 30, 2021 and December 31, 2020, respectively (adjusted for the Reverse Stock Split). After considering (i) the overall changes in net asset value per share, (ii) paid distributions of approximately $0.7944 per share during the nine months ended September 30, 2021, and (iii) the assumed reinvestment of those distributions in accordance with our distribution reinvestment plan then in effect, the total investment return-net asset value was 11.98% for the nine month period ended September 30, 2021. Total investment return-net asset value does not represent and may be higher than an actual return to shareholders because it excludes all sales commissions and dealer manager fees. Total investment return-net asset value is a measure of the change in total value for shareholders who held our common stock at the beginning and end of the period, including distributions paid or payable during the period, and is described further in Note 13 to our consolidated financial statements included in this report.

Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $18.00 per share (public offering price excluding sales load and adjusted for the Reverse Stock Split) have seen an annualized return of 7.01% and a cumulative total return of 81.40% through September 30, 2021 (see chart below). Initial shareholders who subscribed to the offering in December 2012 with an initial investment of $10,000 and an initial purchase price equal to $20.00 per share (the initial public offering price including sales load and adjusted for the Reverse Stock Split) have seen an annualized return of 5.73% and a cumulative total return of 63.26% through September 30, 2021. Over the same time period, the S&P/LSTA Leveraged Loan Index, a primary measure of senior debt covering the U.S. leveraged loan market, which currently consists of approximately 1,000 credit facilities throughout numerous industries, recorded an annualized return of 4.26% and a cumulative total return of 44.30%. In addition, the BofA Merrill Lynch US High Yield Index, a primary measure of short-term US dollar denominated below investment grade corporate debt publicly issued in the US domestic market, recorded an annualized return of 5.86% and a cumulative total return of 65.03% over the same period.

Growth of $10,000 Initial Investment(1)
19,000
18,000
17,000
16,000
15,000
14,000
13,000
12,000
11,000
10,000
9,000
12/17/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
$18,140
$16,503
$16,326
$14,430
CĪON Investment Corporation (excluding sales load)
S&P/LSTA Leveraged Loan Index
CĪON Investment Corporation (including sales load)
BofA ML US High Yield Index

(1) Cumulative performance: December 17, 2012 to September 30, 2021
The calculations for the Growth of $10,000 Initial Investment are based upon (i) an initial investment of $10,000 in our common stock at the beginning of the period, at a share price of $20.00 per share (including sales load and adjusted for the Reverse Stock Split) and $18.00 per share (excluding sales load and adjusted for the Reverse Stock Split), (ii) assumes reinvestment of monthly distributions in accordance with our distribution reinvestment plan then in effect, (iii) the sale of the entire investment position at the net asset value per share on the last day of the period, and (iv) the distributions declared and payable to shareholders, if any, on the last day of the period.
Financial Condition, Liquidity and Capital Resources

We generate cash primarily from cash flows from interest, fees and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We also employ leverage to seek to enhance our returns as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC’s debt to equity from a maximum of 1-to-1 to a maximum of 2-to-1, so long as certain approval and disclosure requirements are satisfied. We are seeking the approval of our shareholders to reduce our minimum “asset coverage” ratio from 200% to 150% in accordance with the 1940 Act.

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

On July 30, 2021, our board of directors, including the independent directors, determined to suspend our share repurchase program commencing with the third quarter of 2021 in anticipation of the potential Listing. The share repurchase program terminated upon the Listing on October 5, 2021.

On August 9, 2021, our shareholders approved a proposal that authorizes us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period following such shareholder approval.

On September 15, 2021, our co-chief executive officers changed the timing of declaring and paying regular distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. On September 15, 2021, our co-chief executive officers declared a regular quarterly cash distribution of $0.1324 per share for the fourth quarter of 2021 and declared a special cash distribution expected to be in the range of $0.07 to $0.10 per share for the year ending December 31, 2021. As adjusted to give effect to the Reverse Stock Split, the regular cash distribution of $0.1324 per share will be paid at a per share distribution amount of $0.2648 and the special cash distribution expected to be in the range of $0.07 to $0.10 per share will be paid at a per share distribution amount expected to be in the range of $0.14 to $0.20. The regular quarterly cash distribution will be paid on December 8, 2021 to shareholders of record as of December 1, 2021. The special cash distribution will be paid on December 23, 2021 to shareholders of record as of December 16, 2021. On November 12, 2021, our co-chief executive officers declared a regular quarterly cash distribution of $0.28 per share for the first quarter of 2022 payable on March 30, 2022 to shareholders of record as of March 23, 2022. We intend to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. Therefore, subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize, declare, and pay regular cash distributions on a quarterly basis. Regular and special distributions in respect of future periods will be evaluated by management and our board of directors based on circumstances and expectations existing at the time of consideration. For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

On September 15, 2021, our board of directors, including the independent directors, approved a share repurchase policy authorizing us to repurchase up to $50 million of our outstanding common stock after the Listing. Under the share repurchase policy, we may purchase shares of our common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at our discretion. Factors are expected to include, but are not limited to, share price, trading volume and general market conditions, along with our general business conditions. The policy may be suspended or discontinued at any time and does not obligate us to acquire any specific number of shares of our common stock.

As part of the share repurchase policy, we intend to enter into a trading plan in the near future adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to our shares. The 10b5-1 trading plan would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan will be administered by an independent broker and will be subject to price, market volume and timing restrictions. Since we have not yet entered into a 10b5-1 trading plan, during the period from September 15, 2021 to November 11, 2021, we did not repurchase any shares of common stock pursuant to the share repurchase policy.

As further described in Note 1 and Note 4 to our consolidated financial statements included in this report, the recent second amended and restated investment advisory agreement (i) reduced the annual base management fees payable by us to CIM and (ii) amended the way the subordinated incentive fee on income and the capital gains incentive fee is payable by us to CIM by reducing the hurdle and incentive fee rates and expressing the hurdle rate as a percentage of our net assets rather than our adjusted capital. These changes were effective upon the Listing on October 5, 2021, except for the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of our net assets rather than adjusted capital, which was effective on August 10, 2021. These changes, in the aggregate, may lead to the payment of higher advisory fees to CIM depending upon our performance.

As of September 30, 2021 and November 11, 2021, we had $115,834 and $100,405 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

JPM Credit Facility

As of September 30, 2021 and November 11, 2021, our outstanding borrowings under the Third Amended JPM Credit Facility were $550,000 and $575,000, respectively, and the aggregate unfunded principal amount in connection with the Third Amended JPM Credit Facility was $25,000 and $0, respectively. For a detailed discussion of our Third Amended JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Facility

As of September 30, 2021 and November 11, 2021, our outstanding borrowings under the Amended UBS Facility were $100,000 and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $50,000. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.

2026 Notes

As of September 30, 2021 and November 11, 2021, we had $125,000 in aggregate principal amount of 2026 Notes outstanding. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.

More Term Loan

As of September 30, 2021 and November 11, 2021, our outstanding borrowings under the More Term Loan were $30,000 and there was no unfunded principal amount in connection with the More Term Loan. For a detailed discussion of our More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments
As of September 30, 2021 and November 11, 2021, our unfunded commitments amounted to $96,846 and $110,475, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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
Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, except for those discussed in Note 11 to our consolidated financial statements included in this report. However, management continually evaluates potential strategic relationships with third parties in which a newly formed, joint venture entity would invest primarily in U.S. middle-market companies consistent with our investment strategy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2021, 88.2% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of September 30, 2021, under the terms of the Third Amended JPM Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.10% per year. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR plus a spread of 3.375% per year. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Third Amended JPM Credit Facility or the Amended UBS Facility in effect as of September 30, 2021:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
No change to current base rate (0.12% as of September 30, 2021)	—	—
Up 50 basis points	(1,966)	(1.9)%
Up 100 basis points	(2,557)	(2.5)%
Up 200 basis points	4,326	4.2%
Up 300 basis points	12,352	12.1%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes and the More Term Loan), or the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 6.1% of our investments paid fixed interest rates as of September 30, 2021. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Common Stock

The market price of our common stock may fluctuate significantly.
The market price and liquidity of the market for shares of our common stock that will prevail in the market may be higher or lower than the price you pay and may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•price and volume fluctuations in the overall stock market from time to time;
•the inclusion or exclusion of our stock from certain indices;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•any loss of RIC or BDC status;
•changes in earnings or perceived changes or variations in operating results;
•changes or perceived changes in the value of our portfolio of investments;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•the inability of CIM to employ additional experienced investment professionals or the departure of any of CIM’s key personnel;
•short-selling pressure with respect to shares of our common stock or BDCs generally;
•future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;
•uncertainty surrounding the strength of the U.S. economy;
•concerns regarding European sovereign debt and economic activity generally;
•operating performance of companies comparable to us;
•general economic trends and other external factors; and
•loss of a major funding source.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

We cannot assure you that a market for shares of our common stock will be maintained or the market price of our shares will trade close to NAV.
We cannot assure you that a trading market for our common stock can be sustained. In addition, we cannot predict the prices at which our common stock will trade, whether at, above or below NAV. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from NAV, and our common stock may also be discounted in the market. In addition, if our common stock trades below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without, among other things, the requisite shareholders approve such a sale.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
Sales of substantial amounts of our common stock, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.
The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms more favorable to the holders of preferred stock than to our common shareholders could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common shareholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the asset coverage test.

We may incur significant costs as a result of being a public company.
Public companies incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. Accordingly, we may incur significant additional costs as a result of being a public company. These requirements may place a strain on our systems and resources. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight may be required. We may be implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to CIM, as our administrator, to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Since our shares of common stock listed on the NYSE on October 5, 2021, we are now required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2022. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

Summary Risk Factors

The summary risk factors presented below supplement, update, supersede and/or replace, as appropriate, the summary risk factors disclosed in “Part I – Summary of Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.
•the market price of our common stock may fluctuate significantly;
•we cannot assure you that a market for shares of our common stock will be maintained or the market price of our shares will trade close to NAV;
•sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock;
•we may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock;
•we may incur significant costs as a result of being a public company; and
•we may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2021.
On July 30, 2021, our board of directors, including the independent directors, determined to suspend our share repurchase program commencing with the third quarter of 2021 in anticipation of the Listing. The share repurchase program was ultimately terminated upon the Listing on October 5, 2021.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2021 pursuant to our share repurchase program, which represents an adjustment made during the three months ended September 30, 2021 to shares repurchased during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2021	144	$16.13	144	(1)
August 1 to August 31, 2021	648	16.13	648	(1)
September 1 to September 30, 2021	—	—	—	—
Total	792	$16.13	792	(1)
(1)A description of the maximum number of shares of our common stock that could have been repurchased is set forth in a detailed discussion of the terms of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
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

3.1
Third Articles of Amendment and Restatement of the Articles of Incorporation of CĪON Investment Corporation (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 13, 2021 (File No. 814-00941)).

3.2
Articles of Amendment to the Third Articles of Amendment and Restatement of the Articles of Incorporation of CĪON Investment Corporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2021(File No. 814-00941)).

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

4.3
Distribution Reinvestment Plan of CĪON Investment Corporation (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2021 (File No. 814-00941)).

4.4	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 17, 2020 (File No. 814-00941)).
10.1
Second Amended and Restated Investment Advisory Agreement, dated as of October 5, 2021, by and between CĪON Investment Corporation and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2021 (File No. 814-00941)).

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
Date: November 15, 2021
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)