Form 10-K
period 2021-12-31
CION Investment Corp
filed 2022-03-10
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [x] No [  ]
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
Yes [  ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 3, 2022 was 56,958,440.
Documents Incorporated by Reference
None

CĪON INVESTMENT CORPORATION
FORM 10-K

PART I

Forward-Looking Statements

Some of the statements within this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve numerous risks and uncertainties, including statements as to:
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
•the actual and potential conflicts of interest with our investment adviser, CION Investment Management, LLC, or CIM, a registered investment adviser and our affiliate, and CIM's affiliates;
•the ability of CIM's investment professionals to locate suitable investments for us and the ability of CIM to monitor and administer our investments;
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
•the price at which shares of our common stock may trade on and volume fluctuations in the New York Stock Exchange, or the NYSE; and
•the costs associated with being a publicly traded company.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk and may be considered speculative. Some, but not all, of the risks and uncertainties that we face are related to:
Risks Relating to Our Business and Structure
•our ability to achieve our investment objective depends on the ability of CIM to manage and support our investment process and if CIM was to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed;
•because our business model depends to a significant extent upon relationships with public and private lenders, selected middle-market private equity sponsors, large private equity sponsors (on a limited basis), investment banks and commercial banks, the inability of CIM or its affiliates to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business;
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
Risks Relating to CIM and its Affiliates
•CIM and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders;
•we may be obligated to pay CIM incentive compensation even if we incur a net loss due to a decline in the value of our portfolio;
•there may be conflicts of interest related to obligations that CIM’s senior management and investment teams have to other clients;
•our base management and incentive fees may induce CIM to make and identify speculative investments or to incur additional leverage;
•the compensation we pay to CIM was determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations;
Risks Relating to Business Development Companies
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
•we are subject to risks related to corporate social responsibility;
Risks Relating to Our Investments
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
•the discontinuation of the London InterBank Offered Rate, or LIBOR, benchmark interest rate could adversely affect the value of LIBOR-indexed, floating rate debt securities in our portfolio or the cost of our borrowings, resulting in an adverse effect on our business, financial condition, and results of operations;

•second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us;
•inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
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
•the effect of global climate change may impact the operations of our portfolio companies;
Risks Relating to Our Debt Financings
•our shareholders have approved a proposal permitting us to incur additional leverage, effective December 31, 2021;
•since we have borrowed money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses;
Federal Income Tax Risks
•we will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, or to satisfy RIC distribution requirements;
Risks Relating to an Investment in Our Common Stock
•the market price of our common stock may fluctuate significantly;
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
•in 2021 we obtained, and in 2022 we intend to seek, the approval of our shareholders to issue shares of our common stock at prices below the then current net asset value, or NAV, per share of our common stock. If we issue such shares and again receive such approval from shareholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share and potentially the trading price of our common stock;
•a shareholder’s interest in us will be diluted if we issue additional securities, which could reduce the overall value of an investment in us;
General Risk Factors
•global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability;
•political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks;
•the capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations; and
•we are subject to risks associated with cybersecurity and cyber incidents.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results. For a more detailed discussion of the risks that you should consider prior to investing in our securities, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted. In addition, all share and per share amounts have been retroactively adjusted to reflect the two-to-one reverse stock split, which became effective on September 21, 2021, or the Reverse Stock Split.

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

We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We elected to be treated for U.S. federal income tax purposes as a RIC, as defined under Subchapter M of the Code.

We are managed by CIM, our affiliate and a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. CIM is a controlled and consolidated subsidiary of CION Investment Group, LLC, or CIG, our affiliate. As a member of CIM, CIG’s investment professionals provide investment advisory services, including advice, evaluation and recommendations with respect to our investments. Additionally, Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, Inc. (NYSE: APO), or Apollo, also a member of CIM and a registered investment adviser under the Advisers Act, performs certain services for CIM, which include, among other services, providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. AIM may also, from time to time, provide us with access to potential investment opportunities made available on Apollo’s credit platform on a similar basis as other third-party market participants. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM’s investment committee, which consists entirely of CIG senior personnel.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation for investors. We seek to meet our investment objective by utilizing the experienced management team of CIM, which includes its access to the relationships and human capital of its affiliates in sourcing, evaluating and structuring transactions, as well as monitoring and servicing our investments. Our portfolio is comprised primarily of investments in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt, and equity, of private and thinly-traded U.S. middle-market companies. See “Item 1. Business – Investment Types” below for a detailed description of the types of investments that may comprise our portfolio.  We define middle-market companies as companies that generally possess annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $75 million or less, with experienced management teams, significant free cash flow, strong competitive positions and potential for growth.

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

In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase equity interests in the form of common or preferred stock in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.  We expect that our investments will generally range between $5 million and $50 million each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of CIM subject to oversight by our board of directors. We have made and intend to make smaller investments in syndicated loan opportunities, which typically include investments in companies with annual EBITDA of greater than $75 million, subject to liquidity and diversification constraints.

To enhance our opportunity for gain, we employ leverage as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC's debt to equity from a maximum of 1-to-1 to a maximum of 2-to-1, so long as certain approval and disclosure requirements are satisfied. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150%, which allows us to increase the maximum amount of leverage that we are permitted to incur. Such asset coverage ratio became effective on December 31, 2021. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments with entities with which we may be prohibited from doing so under the 1940 Act, such as CIM and its affiliates, unless we obtain an exemptive order from the SEC. We have filed an application with the SEC seeking an exemptive order from such restrictions, but there can be no assurances the SEC will ultimately grant the relief sought in the exemptive application. Co-investments made under the exemptive relief, if granted, would be subject to compliance with the conditions and other requirements contained in the exemptive relief provided by the SEC. We are limited in our ability to engage in co-investment transactions with CIM and its affiliates without exemptive relief from the SEC. Even if we receive exemptive relief, CIM’s investment committee may determine that we should not participate in a co-investment transaction.

Portfolio and Investment Activity

As of December 31, 2021, we engaged in the direct purchase of debt and equity securities primarily issued by portfolio companies and lend directly to portfolio companies. The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of December 31, 2021:

	December 31, 2021
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,564,891	$1,526,989	91.6%
Senior secured second lien debt	55,455	38,583	2.3%
Collateralized securities and structured products - equity	3,885	2,998	0.2%
Unsecured debt	26,777	26,616	1.6%
Equity	53,379	70,936	4.3%
Subtotal/total percentage	1,704,387	1,666,122	100.0%
Short term investments(2)	87,917	87,917
Total investments	$1,792,304	$1,754,039
Number of portfolio companies			113
Purchased at a weighted average price of par			98.13%
Gross annual portfolio yield based upon the purchase price(3)			8.62%
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
Status of Our Continuous Public Offerings and the NYSE Listing

On December 17, 2012, we met our minimum offering requirement of $2,500 in capital raised from persons not affiliated with us, admitted our initial public investors as shareholders and officially commenced operations. Our initial continuous public offering ended on December 31, 2015, and our follow-on continuous public offering commenced on January 25, 2016 and ended on January 25, 2019, the date on which we closed the public offering of our shares. On October 5, 2021, our shares of common stock commenced trading on the NYSE under the ticker symbol “CION”, or the Listing. Since commencing our initial continuous public offering on July 2, 2012 and through such initial Listing date, we sold 56,958,440 shares of common stock for corresponding net proceeds of $1,160,307 at an average price per share of $20.37, including shares purchased by our affiliates.  The net proceeds received include gross proceeds received from reinvested shareholder distributions of $237,451 pursuant to our pre-Listing distribution reinvestment plan, for which we issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $232,430 pursuant to our pre-Listing share repurchase program, for which we repurchased 13,310,927 shares of common stock. For a complete description of our pre-Listing distribution reinvestment plan and pre-Listing share repurchase program, refer to Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities in this report.

Distributions

In January 2013, we began authorizing monthly distributions to our shareholders. From February 1, 2014 through July 17, 2017, our board of directors authorized and declared on a monthly basis a weekly distribution amount per share of our common stock.  On July 18, 2017, our board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of our common stock. Effective September 28, 2017, our board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which are ratified by our board of directors, each on a quarterly basis. Beginning on March 19, 2020, we changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020. On July 15, 2020, our board of directors determined to recommence the payment of distributions to shareholders in August 2020. On September 15, 2021, we changed the timing of declaring and paying regular distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. Distributions in respect of future quarters will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration. Declared distributions are paid quarterly.

Our board of directors declared or ratified distributions for 11, 19 and 53 record dates during the years ended December 31, 2021, 2020 and 2019, respectively. The following table presents distributions per share that were declared during the years ended December 31, 2021, 2020 and 2019:

	Distributions
Three Months Ended	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.3657	$20,772
June 30, 2019 (thirteen record dates)	0.3657	20,801
September 30, 2019 (thirteen record dates)	0.3657	20,798
December 31, 2019 (fourteen record dates)	0.3939	22,401
Total distributions for the year ended December 31, 2019	$1.4910	$84,772
2020
March 31, 2020 (thirteen record dates)	$0.3657	$20,793
June 30, 2020 (no record dates)	—	—
September 30, 2020 (two record dates)	0.1765	10,011
December 31, 2020 (four record dates)	0.5684	32,479
Total distributions for the year ended December 31, 2020	$1.1106	$63,283
2021
March 31, 2021 (three record dates)	$0.2648	$15,029
June 30, 2021 (three record dates)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530
On November 12, 2021, our co-chief executive officers declared a regular quarterly distribution of $0.28 per share for the first quarter of 2022 payable on March 30, 2022 to shareholders of record as of March 23, 2022. On March 8, 2022, our co-chief executive officers declared a regular quarterly distribution of $0.28 per share for the second quarter of 2022 payable on June 8, 2022 to shareholders of record as of June 1, 2022.

About CIM

CIM is a registered investment adviser and our affiliate. CIM is a controlled and consolidated subsidiary of CIG and part of the CION Investments group of companies, or CION Investments. We believe that CION Investments is a leading manager of alternative investment solutions that focuses on alternative credit strategies for individual investors. CION Investments is headquartered in New York, with offices in Los Angeles and Boston.

Mark Gatto and Michael A. Reisner, together with Keith S. Franz, Gregg A. Bresner, Stephen Roman and Eric A. Pinero, form the senior management team of CIM. Both Messrs. Gatto and Reisner have significant managerial and investing experience and serve as our co-chairmen and co-chief executive officers.

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

Pursuant to an administration agreement, CIM furnishes us with office facilities and equipment, and clerical, bookkeeping and record keeping services. CIM also oversees our financial records and prepares our reports to shareholders and reports filed with the SEC. CIM also performs the calculation and publication of our NAV, and oversees the preparation and filing of our tax returns, the payment of our expenses and the performance of various third party service providers. Furthermore, CIM provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. On November 11, 2021, our board of directors, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing December 17, 2021.

About CION Investments

CION Investments is a leading manager of investment solutions designed to redefine the way individual investors can build their portfolios and help meet their long-term investment goals. With more than 30 years of experience in the alternative asset management industry, CION Investments strives to level the playing field by giving investors direct access to asset management historically only available to the largest institutions. CION Investments provides distribution services as well through CION Securities, LLC, or CION Securities, one of our affiliates.

Market Opportunity

We believe that the market for lending to private U.S. middle-market companies continues to present a compelling investment opportunity. CIM’s management team has witnessed significant demand for debt capital among middle-market companies that have the characteristics we target. We believe that this demand, coupled with the fragmented availability of funding within our target market, will continue to enable us to achieve favorable transaction pricing. We believe that the following characteristics and market trends support our belief:

•The middle-market is a large addressable market.  According to GE Capital’s National Center for the Middle Market 2nd Quarter 2021 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies employing approximately 48 million people. The U.S. middle-market accounts for approximately one-third of private sector gross domestic product, or GDP, which, measured on a global scale, would be the fifth largest global economy. Collectively, the U.S. middle market generates more than $10 trillion in annual revenue. GE defines middle-market companies as those with $10 million to $1 billion in annual revenue, which we believe has significant overlap with our definition of middle-market companies that generally possess EBITDA of $75 million or less.

•There have been secular changes in ownership structures of U.S. middle-market companies. We believe that there has been a transformation in the ownership structures of private and public companies. The number of U.S. private-equity companies is at its highest level since 2000. Conversely, the number of listed U.S. domestic companies has dramatically declined over the same period, yet the average market capitalization of listed U.S. companies has grown. As a result, we believe that there has been a shift in the ownership of U.S. middle-market companies and thus creating a larger market opportunity for us to provide debt capital to the companies that we target.

•Changes in business strategy by banks have further reduced the supply of capital to U.S. middle-market companies. The trend of consolidation of regional banks into money center banks has reduced the focus of these businesses on middle-market lending. Money center banks traditionally focus on lending and providing other services to large corporate clients to whom they can deploy larger amounts of capital more efficiently. We believe that this has resulted in fewer bank lenders to U.S. middle-market companies and reduced the availability of debt capital to the companies that we expect to target. As a result, we believe there is an increasing trend for middle-market companies to seek financing from other sources, such as us.

•It is difficult for new direct lending platforms to enter the middle market and fill the capital void because it is very fragmented. While the middle market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on pre-existing relationships, referrals and word of mouth. Developing the many relationships and wide-spread recognition required to become source of capital to the middle market is a time consuming, highly resource-intensive endeavor. As a result, we believe that it is difficult for new lending platforms to successfully enter the middle market, thereby providing insulation from rapid shifts in the supply of capital to the middle market that might otherwise disrupt pricing of capital.

•There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to finance strategic transactions. We expect that middle-market private equity firms will continue to invest the nearly $1 trillion raised since 2010 in middle-market companies, as reported in Pitchbook’s 3Q 2021 U.S. PE Middle Market Report, and that these private equity firms will seek to support their investments with senior loans from other sources, such as us.

•Specialized lending and unfunded private equity commitments drive demand for debt capital.  Lending to small- and middle-market companies requires in-depth diligence, credit expertise, structuring experience and active portfolio management. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. As such, we believe that, of the U.S. financial institutions that are not liquidity constrained, few are capable of pursuing a sustained lending strategy successfully. We believe this creates a significant supply/demand imbalance for small and middle-market credit. We also expect that private equity firms will continue to pursue acquisitions and will seek to leverage their equity investments with debt financing, including senior debt, unitranche debt, and mezzanine loans provided by companies such as ours. Historically, according to the S&P LCD Leveraged Lending Review, such leverage has represented approximately 62% of a private equity acquisition. Therefore, adding to the imbalance in the availability of credit is the significant amount of unallocated private equity capital raised since 2010 described above, much of which will require debt financing in the coming years. As depicted in the chart below, almost $1.4 trillion of unfunded private equity commitments were outstanding through the second quarter of 2021 (Source: Pitchbook's 2021 Annual Private Fund Strategies Report).
U.S. PE Capital Overhang ($B) by Year

* As of 6/30/2021
•Active private equity focus on small- and middle-market firms.  Private equity firms have continued their active roles investing in small- and middle-market companies, and CIM expects this trend to continue. Private equity funds often seek to leverage their investments by combining equity capital with senior secured and mezzanine loans from other sources. Thus, we believe that significant private equity investment in middle-market firms will create substantial investment opportunities for us to fill the role of leverage provider. We believe that the network of relationships between CIM’s senior management team and the private equity community will be a key channel through which we will seek to access significant investment opportunities.

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
Source: S&P Capital IQ LCD and S&P/LSTA Leveraged Loan Index.

Characteristics of and Risks Related to Investments in Private Companies

We have invested and continue to invest primarily in the debt of privately held companies. Investments in private companies pose significantly greater risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves are often illiquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, little public information generally exists about private companies. Finally, these companies often do not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of CIM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved with, investing in these companies. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

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

•Investing in middle-market, private companies.  We seek to invest in middle-market, private companies that generally possess annual EBITDA of $75 million or less at the time of investment. We do not intend to invest in start-up companies, turnaround situations or companies with speculative business plans.

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

•Broad portfolio.  We seek to create a portfolio of companies engaged in a variety of industries and located in a variety of geographic locations, thereby potentially reducing the risk of a downturn in any one industry, including, without limitation, as a result of COVID-19, or geographic location having a disproportionate impact on the value of our portfolio. We are not a “diversified company” as such term is defined under the 1940 Act. Because we are a BDC, we focus on and invest at least 70% of our total assets in U.S. companies, but seek to maintain investments across the various geographic regions of the U.S. To the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. We cannot assure investors that we will be successful in our efforts to maintain a broad portfolio of investments.

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

Potential Competitive Advantages

We believe that we offer to our investors the following potential competitive advantages over other capital providers to private U.S. middle-market companies:

•Proven ability to invest in middle-market companies. We believe that CIM has proven its ability to source, structure and manage private investments for us since our inception in 2012. In addition, CIM maintains a deep and diverse network of highly experienced and like-minded partners including, without limitation, public and private lenders, selected middle-market private equity sponsors, large private equity sponsors (on a limited basis), and lightly syndicated loans. We leverage these proprietary relationships and CIM’s expertise, which we believe enables us to be highly selective with a diverse array of investment opportunities that offer the most favorable risk/reward characteristics.

•We are CIM’s only client resulting its investment professionals sourcing for and managing a single investment platform. Since we are CIM’s only client, its investment professionals solely source for and manage our investment portfolio, which we believe results in sourcing focus and efficiencies. CIM’s investment professionals do not source and monitor the investments of other funds within a larger platform, which we believe provides for a more efficient, focused, and responsive investment process. This allows CIM’s investment professionals to provide timely, candid feedback to potential borrowers and deal partners, and to solely focus on one investment portfolio building the knowledge and expertise from sourcing, to monitoring, to exit. All investment opportunities are sourced and underwritten by CIM only with our risk and return objectives in mind, which we believe mitigates the potential risk of conflict among numerous portfolio managers within a larger platform.

•First lien investment focus rather than relying on the capital structure to generate risk-adjusted returns. Although CIM will selectively target higher return/special situation investments in the secondary loan market through the purchase of illiquid, lightly syndicated loans, CIM focuses primarily on senior secured first lien loans to private U.S. middle-market companies rather than relying on such borrower’s capital structure to generate risk-adjusted returns from junior debt or equity investments. In addition to providing us with favorable returns, we believe that this first lien investment focus allows us to mitigate risk in the event of a borrower’s default since we will be in a senior secured first lien position with respect to such borrower’s assets.

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

•Transaction sourcing capability.  CIM seeks to identify attractive investment opportunities both through active origination channels and through its long-term relationships with numerous corporate and fund management teams, members of the financial community and potential corporate partners. We also have access to the experience of CIM’s officers in sourcing middle-market transactions through such persons’ network of originators and underwriters. We believe that the broad networks of CIM and its affiliates will continue to produce a significant amount of investment opportunities for us.

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

•Ability to utilize a wide range of transaction structures.  Although CIM focuses primarily on senior secured first lien debt, we believe that CIM’s broad expertise and experience in transaction structuring at all levels of a company’s capital structure affords us numerous tools to manage risk while preserving the opportunity for returns on investments. We attempt to capitalize on this expertise in an effort to produce an investment portfolio that will perform in a broad range of economic conditions. In addition, we believe that the ability to offer several forms of financing makes us an attractive provider of capital to prospective portfolio companies. Such flexible transaction structuring allows a prospective portfolio company to forego the substantial cost of conducting multiple negotiations and undergoing multiple due diligence processes to secure the different types of capital it requires.

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

Although CIM focuses primarily on senior secured first lien debt, CIM can tailor our investment focus as market conditions evolve. Depending on market conditions and other factors, we may, as noted above, increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. We rely on CIM’s experience to structure investments, potentially using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

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

Pursuant to our investment advisory agreement, as amended and restated, we pay CIM an annual base management fee based on our gross assets as well as incentive fees based on our performance. The annual base management fee is calculated at a rate of 1.5% of the average value of our gross assets (including cash pledged as collateral for our secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets) to the extent that our asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee is reduced to 1.0% of the average value of our gross assets (including cash pledged as collateral for our secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets) purchased with leverage resulting in our asset coverage ratio dropping below 200%. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on December 31, 2021. The annual base management fee is payable to CIM quarterly in arrears and is calculated based on the two most recently completed calendar quarters.

The incentive fee consists of two parts.

•The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable to CIM quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on our net assets at the beginning of the calendar quarter, equal to 1.625% per quarter, or an annualized rate of 6.5%, or the hurdle rate. We pay to CIM (x) 100.0% of our pre-incentive fee net investment income, if any, that exceeds the hurdle rate, but is less than or equal to 1.970% in any calendar quarter (7.879% annualized) and (y) 17.5% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.970% in any calendar quarter (7.879% annualized); and

•The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from our investment portfolio during operations and is determined and payable to CIM in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 17.5% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid incentive fees on capital gains.

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

On July 10, 2017, our independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017. Although the investment sub-advisory agreement and AIM's engagement as our investment sub-adviser were terminated, AIM continues to perform certain services for CIM and our company. AIM is not paid a separate fee in exchange for such services, but is entitled to receive distributions as a member of CIM as described above.

On December 4, 2017, the members of CIM entered into the fourth amended and restated limited liability company agreement of CIM, or the Fourth Amended CIM LLC Agreement, under which AIM performs certain services for CIM, which include, among other services, providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. AIM may also, from time to time, provide us with access to potential investment opportunities made available on Apollo’s credit platform on a similar basis as other third-party market participants. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM's investment committee, which consists entirely of CIG senior personnel.

Pursuant to an administration agreement, CIM provides us with general ledger accounting, fund accounting, investor relations, employee compensation and benefit-related services, and other administrative services. In addition, we have contracted with U.S. Bancorp Fund Services, LLC to provide additional accounting and administrative services.

We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. We elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

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
Our Transaction Process

Sourcing

CIM utilizes its access to transaction flow to source transactions. With respect to CIM’s origination channel, CIM seeks to leverage CION Investments' significant industry relationships and investment personnel that actively source new investments. We believe that CIM’s broad networks have produced and will continue to produce a significant pipeline of investment opportunities for us.

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

CIM may integrate environmental, social and governance, or ESG, risk considerations within its process for originating loans to U.S. middle market companies. As part of its due diligence process, CIM may consider, alongside other relevant factors, ESG risks, events or conditions that have or could have a material negative impact on the operating and performance metrics of these borrowers in the portfolio. Depending on the circumstances, examples of ESG risks can include physical environmental risks, climate change transition risks, supply chain disruptions, improper labor practices, lack of board diversity and corruption. CIM may utilize proprietary research to assess ESG risks that are relevant to our investment.

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2021 and 2020, excluding short term investments of $87,917 and $73,597, respectively:

	December 31, 2021		December 31, 2020
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$47,221	2.8%	$2,997	0.2%
2	1,373,509	82.5%	1,173,191	78.5%
3	233,223	14.0%	309,930	20.7%
4	8,201	0.5%	9,210	0.6%
5	3,968	0.2%	446	—
	$1,666,122	100.0%	$1,495,774	100.0%
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
Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of CIM. Our (i) $575 million senior secured credit facility, or the JPM Credit Facility, with JPMorgan Chase Bank, National Association, or JPM, (ii) $150 million repurchase agreement, or the UBS Facility, with UBS AG, or UBS, (iii) $125 million senior unsecured notes due in 2026, or the 2026 Notes, and (iv) $30 million unsecured term loan, or the More Term Loan, with More Provident Funds Ltd., or More, allow us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our shareholders. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangements.

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC's debt to equity from a maximum of 1-to-1 to a maximum 2-to-1, so long as certain approval and disclosure requirements are satisfied. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150%, which allows us to increase the maximum amount of leverage that we are permitted to incur. Such asset coverage ratio became effective on December 31, 2021. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As of December 31, 2021 and 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 212% and 221%, respectively.
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

We are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing shareholders, in payment of distributions and in certain other limited circumstances. At our reconvened Annual Meeting of Shareholders held on August 9, 2021, our shareholders approved our ability to sell or otherwise issue during the next year shares of our common stock at a price below our then current NAV per share in one or more public or private offerings of our common stock not exceeding 25% of such then outstanding shares. If we issue such shares and again receive such approval from shareholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock.

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments. For example, we generally are not permitted to co-invest with certain entities affiliated with CIM in transactions originated by CIM or its affiliates unless we obtain an exemptive order from the SEC. We have filed an application with the SEC seeking an exemptive order from such restrictions, but there can be no assurances the SEC will ultimately grant the relief sought in the exemptive application. Co-investments made under the exemptive relief, if granted, would be subject to compliance with the conditions and other requirements contained in the exemptive relief provided by the SEC. We are limited in our ability to engage in co-investment transactions with CIM and its affiliates without exemptive relief from the SEC. Even if we receive exemptive relief, CIM’s investment committee may determine that we should not participate in a co-investment transaction.

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

Senior Securities

We were permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, was at least equal to 200% immediately after each such issuance. Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On December 30, 2021, we received approval from our shareholders to reduce our minimum "asset coverage" ratio from 200% to 150% in accordance with the 1940 Act. Such asset coverage ratio became effective on December 31, 2021. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. See “Item 1A. Risk Factors - Risks Related to Business Development Companies - Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

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

Privacy

The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We generally will not receive any nonpublic personal information relating to shareholders who purchase our common stock. We may collect nonpublic personal information regarding our existing investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for everyday business purposes, for example, to service the investor’s accounts and, unless an investor opts out, provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by our investors in investor subscription agreements; (ii) as required by applicable law or in connection with a properly authorized legal or regulatory investigation, subpoena or summons, or to respond to judicial process or government regulatory authorities having property jurisdiction; (iii) as required to fulfill investor instructions; or (iv) as otherwise permitted by applicable law to perform support services for investor accounts or process investor transactions with us or our affiliates.

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect your information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A—Risk Factors—General Risk Factors—We are subject to risks associated with cybersecurity and cyber incidents” in this report.

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

As a non-accelerated filer, we are currently exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

Due to our Listing, we will no longer be a “non-accelerated filer” as defined in Rule 12b-2 of the Exchange Act and as a result, commencing with our Annual Report on Form 10-K for the year ending December 31, 2022, we will be required to comply with the independent auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Complying with Section 404(b) requires a rigorous compliance program as well as adequate time and resources. We will be subject to significant documentation and administrative burdens as a result of being required to comply with Section 404(b), which will require us to utilize additional resources, and our internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our securities.

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.

In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

We do not seek to compete primarily based on the interest rates we offer and CIM believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our reputation in the market, our existing investment platform, the seasoned investment professionals of CIM, our experience and focus on middle-market companies, our disciplined investment philosophy, our extensive industry focus and relationships and our flexible transaction structuring.

Compliance with NYSE Listing Requirements

Our common stock is listed on the NYSE under the symbol “CION”. As a listed company on the NYSE, we are subject to various listing standards including corporate governance listing standards. We believe we are in compliance with these rules and standards.

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

Recent Developments

Joint Venture with EagleTree Capital, LP

On December 21, 2021, we formed CION/EagleTree Partners, LLC, or CION/EagleTree, an off-balance sheet joint venture partnership, with an affiliate of EagleTree Capital, LP, or EagleTree, through which EagleTree made a Firm-level investment with proprietary capital. CION/EagleTree will jointly pursue debt opportunities and special situation, crossover, subordinated and other junior capital investments that leverage our and EagleTree's combined sourcing and portfolio management capabilities. The initial holdings of CION/EagleTree consisted of a diversified portfolio of approximately $97 million of second lien loans and equity investments that were held by us immediately prior to closing and approximately $15 million of proprietary Firm-level cash contributed by an affiliate of EagleTree. The initial equity ownership of CION/EagleTree is 85% by us and 15% by an affiliate of EagleTree. Each of us and EagleTree will have equal voting rights on the board of directors of CION/EagleTree.

Expense Support Agreement with CIM

Pursuant to an expense support and conditional reimbursement agreement entered into on January 2, 2018 between us and CIM, CIM agreed to provide expense support to us in an amount that was sufficient to: (i) ensure that no portion of our distributions to shareholders was paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we achieved economies of scale sufficient to ensure that we bore a reasonable level of expense in relation to our investment income. Under certain conditions, CIM would have been entitled to reimbursement of such expense support. On December 31, 2021, we and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms.

COVID-19

The rapid spread of COVID-19, and associated impacts on the U.S. and global economies and the financial and credit markets, initially had negatively impacted, and may again negatively impact, our business operations and the business operations of some of our portfolio companies. We cannot at this time fully predict the impact of COVID-19, including new variants, such as Delta and Omicron, on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition, including, without limitation, our ability to pay distributions to our shareholders. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may significantly limit business operations if subjected to prolonged economic distress. These developments could result in a decrease in the value of certain of our investments.

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

Available Information

We file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. We maintain a website at www.cionbdc.com and make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge, on or through our website. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and shareholders should not consider information contained on our website to be part of this Annual Report on Form 10-K. You may also obtain such information by contacting us, in writing at: 3 Park Avenue, 36th Floor, New York, New York 10016, or toll free at 1-877-822-4276 or collect at (212) 418-4700. The SEC maintains an Internet site that contains reports, proxy statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

Item 1A. Risk Factors
Investing in our securities involves certain risks relating to our structure and investment objective. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in our securities. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV and the trading price of our shares of common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

Our board of directors may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and trading price of our stock. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the 2008 financial crisis and the 2020 outbreak of the COVID-19 pandemic, which may cause pricing levels to similarly decline or be volatile.  During the financial crisis and the 2020 outbreak of the COVID-19 pandemic, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure.  If similar events occurred in the medium- and large-sized U.S. corporate debt market, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

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

Because our business model depends to a significant extent upon relationships with public and private lenders, selected middle-market private equity sponsors, large private equity sponsors (on a limited basis), investment banks and commercial banks, the inability of CIM or its affiliates to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

CIM depends on its broader organizations’ relationships with public and private lenders, selected middle-market private equity sponsors, large private equity sponsors (on a limited basis), investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If CIM or its affiliates fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom CIM has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have invested in areas in which they have not traditionally invested, including making investments in small to mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle-market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
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
We may not maintain investment results that will allow us to make a specified level of distributions or year-to-year increases in distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.
The amount of any distributions we may make is uncertain and our distributions may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to shareholders that will lower their tax basis in their common stock and reduce the amount of funds we have for investment in targeted assets.
We may fund our distributions to shareholders from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. Pursuant to an expense support and conditional reimbursement agreement entered into on January 2, 2018 between us and CIM, CIM agreed to provide expense support to us in an amount that was sufficient to: (i) ensure that no portion of our distributions to shareholders was paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we achieved economies of scale sufficient to ensure that we bore a reasonable level of expense in relation to our investment income. On December 31, 2021, we and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. For the years ended December 31, 2019, 2020 and 2021, none of our distributions resulted from expense support from CIM.
Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this section. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with the terms, conditions and covenants in our financing arrangements, and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our borrowings in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of shareholders’ investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder's basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder's basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. A shareholder’s basis in the investment will be reduced by the nontaxable amount, which will result in additional gain (or a lower loss) when the shares are sold. Distributions from the proceeds of our borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

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

Due to our Listing, we will no longer be a “non-accelerated filer” as defined in Rule 12b-2 of the Exchange Act and as a result, commencing with our Annual Report on Form 10-K for the year ending December 31, 2022, we will be required to comply with the independent auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Complying with Section 404(b) requires a rigorous compliance program as well as adequate time and resources. We will be subject to significant documentation and administrative burdens as a result of being required to comply with Section 404(b), which will require us to utilize additional resources, and our internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our securities.

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

Risks Relating to CIM and its Affiliates

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

There may be conflicts of interest related to obligations that CIM’s senior management and investment teams have to other clients.

The members of the senior management and investment teams of CIM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we rely on CIM to manage our day-to-day activities and to implement our investment strategy. CIM and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, CIM, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated funds. CIM and its officers and employees will devote only as much of its or their time to our business as CIM and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Our base management and incentive fees may induce CIM to make and identify speculative investments or to incur additional leverage.

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

Risks Relating to Business Development Companies

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

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance (effective on December 31, 2021 after we obtained the requisite shareholder approval on December 30, 2021 and otherwise continue to satisfy disclosure requirements in accordance with the 1940 Act). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. However, in 2021 we obtained, and in 2022 we intend to seek, the approval of our shareholders to issue shares of our common stock at prices below the then current NAV per share of our common stock in accordance with the 1940 Act. We may also, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock if our board of directors, including our independent directors, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors, CIM or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by CIM or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance, or ESG, activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Risks Relating to Our Investments

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
•For accounting purposes, distributions to shareholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income comes from the cash invested by shareholders, the 1940 Act does not require that shareholders be given notice of this fact.
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

Interest rates in the United States are currently at historically low levels. Certain countries have experienced negative interest rates on certain fixed-income instruments. Changing interest rates, including rates that fall below zero, may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. The Federal Reserve recently indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022. However, the timing, number and amount of any such future interest rate increases are uncertain.

The discontinuation of the LIBOR benchmark interest rate could adversely affect the value of LIBOR‑indexed, floating‑rate debt securities in our portfolio or the cost of our borrowings, resulting in an adverse effect on our business, financial condition, and results of operations.

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority, or the FCA, which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration, or the IBA, the administrator of LIBOR tenors, with the support of the U.S. Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR, and on June 30, 2023 for all other USD LIBOR tenors. The U.S. Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. On March 5, 2021, the IBA confirmed its intention to cease publication of (i) one-week and two-month USD LIBOR tenors after December 31, 2021 and (ii) remaining USD LIBOR tenors after June 30, 2023.

On the same day, the FCA, as supervisor of IBA, made its announcement on the future cessation and loss of representativeness of the LIBOR benchmarks. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is expected to replace U.S. dollar LIBOR with a new index calculated by short‑term repurchase agreements, backed by Treasury securities, the “Secured Overnight Financing Rate”, or SOFR, plus a recommended spread adjustment as LIBOR’s replacement. Although there have been certain issuances utilizing SOFR or the Sterling Over Night Index Average (an alternative reference rate that is based on transactions), it is unknown whether SOFR or any other alternative reference rates will attain market acceptance as replacements for LIBOR.

Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR‑based securities, including our portfolio of LIBOR‑indexed, floating‑rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based securities, including the value and/or transferability of the LIBOR‑indexed, floating‑rate debt securities in our portfolio, or the cost of our borrowings. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

Additionally, the phase-out or replacement of LIBOR may decrease the demand for floating-rate loans, which could adversely impact our business and financial condition. We may need to renegotiate the credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with SOFR or other alternative reference rates, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant replacement reference index.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Risks Relating to Our Debt Financings

The Small Business Credit Availability Act of 2018 allows us to incur additional leverage and our shareholders have approved a proposal permitting us to incur additional leverage, effective December 31, 2021.

As a BDC, we were generally not permitted to incur indebtedness unless immediately after such borrowings we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). On March 23, 2018, the Small Business Credit Availability of 2018, which amended Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC’s debt to equity from a maximum of 1-to-1 to a maximum 2-to-1, so long as certain approval and disclosure requirements are satisfied. Specifically, a BDC is permitted to apply a lower minimum asset coverage ratio of 150% if: (1) the BDC complies with certain additional asset coverage disclosure requirements; and (2)(A) a “required majority” of the BDC’s directors, as defined in Section 57(o) of the 1940 Act, approves the application of such a lower minimum asset coverage ratio to the BDC, in which case the 150% minimum asset coverage ratio will become effective on the date that is one year after the date of such independent director approval; or (B) the BDC obtains, at a special or annual meeting of its shareholders at which a quorum is present, the approval of more than 50% of the votes cast for the application of such a lower minimum asset coverage ratio to the BDC, in which case the 150% minimum asset coverage ratio will become effective on the first day after the date of such shareholder approval.

On December 30, 2021, we received approval from our shareholders to reduce our minimum "asset coverage" ratio from 200% to 150% in accordance with the 1940 Act, effective December 31, 2021. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. We are also subject to asset coverage requirements for total borrowings under our financing arrangements. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock distributions, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future. Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. See "Recent legislation may allow us to incur additional leverage” above for more information. On December 30, 2021, we received approval from our shareholders to reduce our minimum "asset coverage" ratio from 200% to 150% in accordance with the 1940 Act, which allows us to increase the maximum amount of leverage that we are permitted to incur. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our board of directors, a majority of whom are independent directors with no material interests in such transactions.

At December 31, 2021, 2020 and 2019, our borrowings for the BDC coverage ratio were $830,000, $725,000 and $841,042, respectively, and resulted in coverage ratios of 212%, 221% and 213%, respectively. For a detailed discussion on the coverage ratio calculation, refer to Note 13 to our consolidated financial statements included in this report.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $1.78 billion in total assets as of December 31, 2021, (ii) a weighted average cost of funds of 3.64%, (iii) $830 million in debt outstanding (i.e., assumes that 93% of the $880 million available to us as of December 31, 2021 under our financing arrangements as of such date is outstanding) and (iv) $931 million in shareholders’ equity.  In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	(25.35)%	(14.72)%	(4.10)%	6.53%	17.16%
Similarly, assuming (i) $1.78 billion in total assets as of December 31, 2021, (ii) a weighted average cost of funds of 3.64% and (iii) $830 million in debt outstanding (i.e., assumes that 93% of the $880 million available to us as of December 31, 2021 under our financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 1.73% in order to cover the annual interest payments on our outstanding debt.
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

The 2026 Notes and the More Term Loan are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2026 Notes and the More Term Loan are generally not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes the More Term Loan are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. As a result, the indebtedness under the JPM Credit Facility and the UBS facility is therefore effectively senior in right of payment to our 2026 Notes and More Term Loan to the extent of the value of such assets.

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

Deferred PIK interest instruments may have less reliable valuations because these instruments have continuing accruals that require continuing judgment about the collectability of the deferred payments and the value of any associated collateral. In addition, deferred PIK interest instruments create the risk of non-refundable cash payments to our investment adviser based on non-cash accruals that ultimately may not be realized. For accounting purposes, any distributions to shareholders representing deferred PIK interest income are not treated as coming from paid-in capital, even though the cash to pay these distributions may come from offering proceeds. Thus, although a distribution of deferred PIK interest may come from the cash invested by shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.

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

In 2021 we obtained, and in 2022 we intend to seek, the approval of our shareholders to issue shares of our common stock at prices below the then current NAV per share of our common stock. If we issue such shares and again receive such approval from shareholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share and potentially the trading price of our common stock.

In August 2021, we obtained approval from our shareholders authorizing us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period. We have not issued any such shares as of the date of this report. In 2022, we intend to seek to obtain from our shareholders and they may approve a proposal that again authorizes us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period. Such approval would allow us to access the capital markets in a way that we were previously unable to do as a result of restrictions that, absent shareholder approval, apply to BDCs under the 1940 Act.

Any sale or other issuance of shares of our common stock at a price below NAV per share will result in an immediate dilution to your interest in our common stock and a reduction of our NAV per share and potentially the trading price of our common stock. This dilution would occur as a result of a proportionately greater decrease in a shareholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our NAV per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our NAV per share or the trading price of our common stock of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe all the material risks and dilutive effects of any actual offerings we may make at a price below our then current NAV in the future.

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
General Risk Factors
Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, have contributed and may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Our business is directly influenced by the economic cycle and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us. The Federal Reserve recently indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022. However, the timing, number and amount of any such future interest rate increases are uncertain.

Legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

The COVID-19 pandemic has created disruptions in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, which may in the future adversely affect our financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will negatively affect our financial condition, liquidity and results of operations will depend on future developments, including the emergence of new variants of COVID-19, such as Delta and Omicron, and the effectiveness of vaccines and treatments over the long term and against new variants, which are highly uncertain and cannot be predicted.

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved in 2021, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persisted in 2021, including (i) relatively weak consumer confidence; (ii) low levels of the federal funds rate and yields on U.S. Treasury securities which, at times, were near zero; (iii) ongoing heightened credit risk with regard to industries that have been most severely impacted by the pandemic, including, at times, oil and gas, gaming and lodging, and airlines; (iv) higher cyber security, information security and operational risks; and (v) interruptions in the supply chain that have adversely affected many businesses and have contributed to higher rates of inflation.

Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the 1940 Act, (v) our ability maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The continued success of these measures is unknown and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity.

Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our investments.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect, the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as the disruption in economic activity caused by the COVID-19 pandemic, could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Further, current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, including Russia’s invasion of Ukraine in 2022, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been listed on the NYSE under the ticker symbol "CION" since October 5, 2021. Prior to October 5, 2021, our shares were not listed on an exchange or quoted through a quotation system. The following table sets forth, for each fiscal quarter commencing September 30, 2021, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to NAV and distributions declared by us. On March 3, 2022, the last reported closing sales price of our common stock on the NYSE was $12.21 per share, which represented a discount of approximately (25.3)% to the NAV per share reported by us as of December 31, 2021.

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Declared Distributions(3)
	NAV(1)	High	Low
Fiscal Year Ending December 31, 2022
First Fiscal Quarter(4)	*	$13.08	$11.80	*	*	$0.28
Fiscal Year Ended December 31, 2021
Fourth Fiscal Quarter	$16.34	$14.86	$11.80	(9.1)%	(27.8)%	$0.46
(1) NAV per share will be determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAV to be shown will be based on outstanding shares at the end of the relevant quarter.
(2) Will be calculated as the respective high or low closing sales price less NAV divided by NAV as of the last day in the relevant quarter.
(3) Represents the distributions declared in the relevant quarter.
(4) Through March 3, 2022.
* NAV has not yet been calculated for this period.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. At times, our shares of common stock may trade at a premium to NAV and at times our shares of common stock have traded at a discount to the net assets attributable to those shares. It is not possible to predict whether shares of our common stock will trade at, above or below our net asset value in the future. See “Risk Factors—Risks Related to an Investment in Our Common Stock—We cannot assure you that a market for shares of our common stock will be maintained or the market price of our shares will trade close to NAV."

Holders
As of March 3, 2022, we had 22,328 record holders of our common stock, which includes Cede & Co. but does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of shareholders.

Distributions and Distribution Reinvestment Plan

We did not declare or pay any distributions during 2012. In January 2013, we began authorizing monthly distributions to our shareholders. From February 1, 2014 through July 17, 2017, our board of directors authorized and declared on a monthly basis a weekly distribution amount per share of our common stock. On July 18, 2017, our board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of our common stock. Effective September 28, 2017, our board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which are ratified by our board of directors, each on a quarterly basis. Beginning on March 19, 2020, management changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020. On July 15, 2020, our board of directors determined to recommence the payment of distributions to shareholders in August 2020. On September 15, 2021, management changed the timing of declaring and paying regular distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. Distributions in respect of future quarters will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration.

Subject to our board of directors’ discretion and applicable legal restrictions, our management intends to continue to authorize and declare, and our board of directors intends to continue to ratify a quarterly distribution amount per share of our common stock. Declared distributions are paid quarterly. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date such shareholder first owns shares of our common stock. From time to time, we may also pay interim special distributions in the form of cash or shares of common stock at the discretion of our board of directors. As required under the 1940 Act, a quarterly estimate of the tax attributes of our distributions will be disclosed to our shareholders on our website at www.cionbdc.com; however, actual determinations of such tax attributes, including determinations from return of capital, will be made available annually as of the end of our fiscal year, based upon our taxable income and distributions paid for the full year. Each year, information regarding the source of our distributions (i.e., whether paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, the latter of which is a nontaxable distribution) will be disclosed to our shareholders on our website at www.cionbdc.com. Our distributions may exceed our earnings. As a result, a portion of the distributions we make may represent a return of capital.

We elected to be treated for U.S. federal income tax purposes as a RIC, as defined under Subchapter M of the Code, beginning in 2012.

To qualify for and maintain RIC tax treatment, we must, among other things, meet certain source of income and asset diversification requirements and distribute in respect of each taxable year at least 90% of our “investment company taxable income”, which is generally equal to the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we are required to distribute in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income (adjusted for certain ordinary losses), for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income from preceding years that were not distributed during such years and on which we paid no federal income tax. We intend to continue to pay quarterly distributions to our shareholders out of assets legally available for distribution in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. However, we can offer no assurance that (i) we will maintain results that will permit the payment of any distributions, and (ii) we will not be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our board of directors declared or ratified distributions for 11, 19 and 53 record dates during the years ended December 31, 2021, 2020 and 2019, respectively. The following table presents distributions per share that were declared during the years ended December 31, 2021, 2020 and 2019:

	Distributions
Three Months Ended	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.3657	$20,772
June 30, 2019 (thirteen record dates)	0.3657	20,801
September 30, 2019 (thirteen record dates)	0.3657	20,798
December 31, 2019 (fourteen record dates)	0.3939	22,401
Total distributions for the year ended December 31, 2019	$1.4910	$84,772
2020
March 31, 2020 (thirteen record dates)	$0.3657	$20,793
June 30, 2020 (no record dates)	—	—
September 30, 2020 (two record dates)	0.1765	10,011
December 31, 2020 (four record dates)	0.5684	32,479
Total distributions for the year ended December 31, 2020	$1.1106	$63,283
2021
March 31, 2021 (three record dates)	$0.2648	$15,029
June 30, 2021 (three record dates)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530
On November 12, 2021, our co-chief executive officers declared a regular quarterly distribution of $0.28 per share for the first quarter of 2022 payable on March 30, 2022 to shareholders of record as of March 23, 2022. On March 8, 2022, our co-chief executive officers declared a regular quarterly distribution of $0.28 per share for the second quarter of 2022 payable on June 8, 2022 to shareholders of record as of June 1, 2022.

In connection with the Listing of our shares of common stock on the NYSE, on September 15, 2021, we terminated our previous fifth amended and restated distribution reinvestment plan, or the Old DRP. The final distribution reinvestment under the Old DRP was made as part of the regular monthly distribution paid on September 14, 2021 to shareholders of record as of September 13, 2021. On September 15, 2021, we adopted a new distribution reinvestment plan, or the New DRP, which became effective as of the Listing, and first applied to the reinvestment of distributions paid after October 5, 2021.

Under the Old DRP and prior to the Listing, distributions to participating shareholders who “opted in” to the Old DRP were reinvested in additional shares of our common stock at a purchase price equal to the estimated net asset value per share of common stock as of the date of issuance.

The New DRP is an “opt out” distribution reinvestment plan for our shareholders. As a result, unless shareholders specifically elect to receive their distributions in cash, distributions will automatically be reinvested in additional shares of our common stock. Under the New DRP, we reserve the right, subject to the provisions of the 1940 Act, to either issue new shares or cause the plan administrator to purchase shares in the open market for the accounts of plan participants in connection with implementation of the New DRP. We intend to use primarily newly issued shares of our common stock to implement the distribution reinvestment plan, so long as such shares are trading at or above NAV. If shares of our common stock are trading below NAV, we intend to cause the plan administrator or its designee, to the extent permitted by law and after taking into account any additional expenses related to open market purchases, to purchase shares of our common stock in the open market in connection with the implementation of the distribution reinvestment plan. However, we reserve the right to issue new shares of our common stock in connection with our obligations under the distribution reinvestment plan even if such shares are trading below NAV. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. shareholders.

We may fund our distributions to shareholders in the future from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. The amount of the distribution for shareholders receiving our common stock will be equal to the fair market value of the stock received. If shareholders hold common stock in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in cash.

Pursuant to an expense support and conditional reimbursement agreement entered into on January 2, 2018 between us and CIM, CIM agreed to provide expense support to us in an amount that was sufficient to: (i) ensure that no portion of our distributions to shareholders was paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we achieved economies of scale sufficient to ensure that we bore a reasonable level of expense in relation to our investment income. Under certain conditions, CIM would have been entitled to reimbursement of such expense support. On December 9, 2020, we and CIM amended and restated the expense support and conditional reimbursement agreement to extend the termination date of such agreement from December 31, 2020 to December 31, 2021. On December 31, 2021, we and CIM allowed the amended and restated expense support and conditional reimbursement agreement to expire in accordance with its terms. For the years ended December 31, 2019, 2020 and 2021, none of our distributions resulted from expense support from CIM.

The following table reflects the sources of distributions on a GAAP basis that were declared during the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021			2020			2019
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$1.2592	$71,530	100.0%	$1.1106	$63,283	100.0%	$1.4910	$84,722	100.0%
Total distributions	$1.2592	$71,530	100.0%	$1.1106	$63,283	100.0%	$1.4910	$84,722	100.0%
Share Repurchases

Pre-Listing Share Repurchase Program

Prior to October 5, 2021, our common stock was not listed on any securities exchange.

In order to provide shareholders with a measure of liquidity, beginning in the first quarter of 2014, we began offering to repurchase common stock on such terms as were determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not have been in the best interests of our shareholders or would have violated applicable law. We conducted such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. In months in which we repurchased common stock, we generally conducted repurchases on the last Wednesday in a calendar month. The offer to repurchase common stock was conducted solely through tender offer materials made available to each shareholder.

The board considered the following factors, among others, in making its determination regarding whether to cause us to continue offering to repurchase shares and under what terms:

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

On July 30, 2021, our board of directors, including the independent directors, determined to suspend our share repurchase program commencing with the third quarter of 2021 in anticipation of the Listing and the concurrent enhanced liquidity the Listing was expected to provide. The share repurchase program ultimately terminated upon the Listing. We do not expect to implement a new quarterly share repurchase program in the future.

We limited the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we could repurchase with the proceeds we received from the issuance of shares of our common stock pursuant to the Old DRP. At the discretion of our board of directors, we could have used cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase common stock. We offered to repurchase such common stock on each date of repurchase at a price equal to the estimated net asset value per share on each date of repurchase.

Post-Listing Share Repurchase Policy

On September 15, 2021, our board of directors, including the independent directors, approved a share repurchase policy, or the Post-Listing Share Repurchase Policy. Under the Post-Listing Share Repurchase Policy, we are authorized to repurchase up to $50 million of our outstanding common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at our discretion. Factors are expected to include, but are not limited to, share price, trading volume and general market conditions, along with our general business conditions. The policy may be suspended or discontinued at any time and does not obligate us to acquire any specific number of shares of its common stock.

As part of the share repurchase policy, the we intend to enter into a trading plan in the near future adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to our shares. The 10b5-1 trading plan would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan will be administered by an independent broker and will be subject to price, market volume and timing restrictions.

Since we have not yet entered into a 10b5-1 trading plan, during the period from September 15, 2021 to March 3, 2022, we did not repurchase any shares of common stock pursuant to the share repurchase policy.
Fees and Expenses

The following table is intended to assist you in understanding the various fees and expenses that an investor in our common stock will bear, directly or indirectly, based on the assumptions set forth below. We caution you that some of the percentages indicated in the table below are estimates and may vary. The expenses shown in the table under “annual expenses” are based on amounts incurred during the year ended December 31, 2021. The following table and example should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this report contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, the holders of our common stock will indirectly bear such fees or expenses as investors in us.

Shareholder transaction expenses (as a percentage of offering price):
Sales load(1)	—%
Offering costs(2)	—%
Distribution reinvestment plan fees	—%
Total shareholder transaction expenses (as a percentage of offering price)(2)	—%
Estimated annual expenses (as a percentage of average net assets attributable to common stock):(3)
Base management fees(4)	3.39%
Accrued incentive fees pursuant to our investment advisory agreement (17.5% of investment income, subject to a hurdle rate, and capital gains fee)(5)	0.75%
Interest payments on borrowed funds(6)	3.46%
Other expenses(7)	1.44%
Total estimated annual expenses	9.04%
(1) In the event that the securities are sold to or through underwriters or agents, a prospectus supplement and any related free writing prospectus will disclose the applicable sales load (underwriting discount or commission) and the example will be updated accordingly.
(2) The applicable prospectus supplement and any related free writing prospectus will disclose the applicable amount of offering costs and total shareholder transaction expenses that will supersede the information included in this report.
(3) Average net assets attributable to common stock used to calculate the percentages in this table equals our average net assets of approximately $919 million for the year ended December 31, 2021.
(4) Effective upon the Listing on October 5, 2021, our base management fee payable to CIM pursuant to our investment advisory agreement was reduced from an annual rate of 2.0% to an annual rate of 1.5% of the average value of our gross assets (including cash pledged as collateral for our secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets) to the extent that our asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee is further reduced to 1.0% of the average value of our gross assets (including cash pledged as collateral for our secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets) purchased with leverage resulting in our asset coverage ratio dropping below 200%. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150% (i.e., $2 of debt outstanding for each $1 of equity). Such asset coverage ratio became effective on December 31, 2021. The annual base management fee is payable to CIM quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The base management fee for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter. The base management fee referenced in the table above is based upon the actual amounts incurred during the year ended December 31, 2021. For more detailed information about our base management fee payable to CIM under the terms of the investment advisory agreement, please also see Note 4 “Transactions with Related Parties” of our consolidated financial statements included in this report.
(5) The incentive fees payable to CIM are based on the actual amount of the subordinated incentive fee on income recorded during the year ended December 31, 2021. For the year ended December 31, 2021, we had no liability for and did not record any capital gains incentive fees. As we cannot predict whether we will meet the thresholds for incentive fees payable to CIM under the investment advisory agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the year ended December 31, 2021.

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable to CIM quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate. Effective upon the Listing on October 5, 2021, the hurdle rate was reduced from 1.875% per quarter to 1.625% per quarter, or from an annualized hurdle rate of 7.5% to an annualized hurdle rate of 6.5%. The subordinated incentive fee on income for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter. The amount in the table is based on our most recent financial performance for the year ended December 31, 2021.

The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is determined and payable to CIM in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). Effective upon the Listing on October 5, 2021, this fee was reduced from 20.0% to 17.5% of our incentive fee capital gains, which equal our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The amount in the table assumes that the incentive fee on capital gains will be 0.0% of average net assets and is based on actual and projected realized capital gains on our investments through December 31, 2021 and the unrealized appreciation or depreciation of our investments and assumed converted to realized capital gains or losses on such date. See Note 4 “Transactions with Related Parties” of our consolidated financial statements included in this report.

(6) We have borrowed funds to make investments. The costs associated with such borrowings are indirectly borne by our shareholders. Interest payments on borrowed funds includes our interest expense based on borrowings under our $125 million 2026 Notes and our $30 million More Term Loan for the twelve months ended December 31, 2021, which pay interest at 4.5% and 5.2% per year, respectively. In addition, interest payments on borrowed funds includes our interest expense based on borrowings under the $575 million JPM Credit Facility and the $150 million UBS Facility for the twelve months ended December 31, 2021, which bore weighted average interest rates of 3.36% and 3.86%, respectively. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act. Our ability to incur additional leverage during 2022 depends, in large part, on our ability to locate additional debt financing on attractive terms or at all, and there is no guarantee we will do so or that such financing will be at the cost noted in the table above.
(7) Other expenses include accounting, legal and auditing fees as well as the reimbursement of the compensation of our chief financial officer, chief compliance officer and their respective staff and other administrative personnel and fees payable to our independent directors. The amount presented in the table includes the amounts incurred during 2021. There have been no “acquired fund fees and expenses.”
Example

The below example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the below expense amounts, we have assumed our annual operating expenses would remain at the percentage levels set forth in the table above and have excluded the subordinated incentive fee on income. In the event that shares are sold to or through underwriters or agents, a corresponding prospectus supplement and any related free writing prospectus will restate this example to reflect the applicable sales load.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to a capital gains incentive fee):	$87	$252	$404	$739

The example is designed to assist shareholders in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Assuming a 5% annual return, and considering our performance will vary, the incentive fees under the investment advisory agreement may not be earned or payable and are not included in the example. This illustration assumes that we will not realize any capital gains computed net of all realized capital losses and gross unrealized capital depreciation in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses would be higher.

Assuming, however, that the incentive fee on capital gains under the investment advisory agreement is earned and payable and the subordinated incentive fee on income is not earned and payable the following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock:

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return solely from realized capital gains (all of which is subject to a capital gains incentive fee):	$96	$274	$437	$783

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown. In addition, the example assumes no sales load. Also, while the example assumes reinvestment of all distributions at NAV, participants in our distribution reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the distribution payment date, which may be at, above or below net asset value.

Item 6. [RESERVED].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report on Form 10-K contain forward-looking information that involves risks and uncertainties (see “Forward-Looking Statements” in this report). Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted. In addition, all share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split, which became effective on September 21, 2021.

Overview

We were incorporated under the general corporation laws of the State of Maryland on August 9, 2011 and commenced operations on December 17, 2012 upon raising proceeds of $2,500 from persons not affiliated with us, CIM or its affiliates. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We elected to be treated for federal income tax purposes as a RIC, as defined under Subchapter M of the Code.
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

On July 10, 2017, our independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017, as part of the new and ongoing relationship among us, CIM and AIM. Although the investment sub-advisory agreement and AIM's engagement as our investment sub-adviser were terminated, AIM continues to perform certain services for CIM and us. AIM is not paid a separate fee in exchange for such services, but is entitled to receive distributions as a member of CIM as described above.

On December 4, 2017, the members of CIM entered into the Fourth Amended CIM LLC Agreement under which AIM performs certain services for CIM, which include, among other services, providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. AIM may also, from time to time, provide us with access to potential investment opportunities made available on Apollo's credit platform on a similar basis as other third-party market participants. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM's investment committee, which consists entirely of CIG senior personnel.

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

Operating Expenses

Our primary operating expenses are the payment of management fees and subordinated incentive fees on income under the investment advisory agreement and interest expense on our financing arrangements. Our investment advisory fees compensate CIM for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions.
Recent Developments
Joint Venture with EagleTree Capital, LP

On December 21, 2021, we formed CION/EagleTree, an off-balance sheet joint venture partnership with an affiliate of EagleTree through which EagleTree made a Firm-level investment with proprietary capital. CION/EagleTree will jointly pursue debt opportunities and special situation, crossover, subordinated and other junior capital investments that leverage our and EagleTree's combined sourcing and portfolio management capabilities. The initial holdings of CION/EagleTree consisted of a diversified portfolio of approximately $97 million of second lien loans and equity investments that were held by us immediately prior to closing and approximately $15 million of proprietary Firm-level cash contributed by an affiliate of EagleTree. The initial equity ownership of CION/EagleTree is 85% by us and 15% by an affiliate of EagleTree. Each of us and EagleTree will have equal voting rights on the board of directors of CION/EagleTree.

Expense Support Agreement with CIM

Pursuant to an expense support and conditional reimbursement agreement entered into on January 2, 2018 between us and CIM, CIM agreed to provide expense support to us in an amount that was sufficient to: (i) ensure that no portion of our distributions to shareholders was paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we achieved economies of scale sufficient to ensure that we bore a reasonable level of expense in relation to our investment income. Under certain conditions, CIM would have been entitled to reimbursement of such expense support. On December 31, 2021, we and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms.

Shareholder Approval of Increased Leverage Capacity

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC's debt to equity from a maximum of 1-to-1 to a maximum of 2-to-1, so long as certain approval and disclosure requirements are satisfied. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150%. As a result, commencing on December 31, 2021, we are required to maintain asset coverage for our senior securities of 150% (i.e., $2 of debt outstanding for each $1 of equity) rather than 200% (i.e., $1 of debt outstanding for each $1 of equity), which allows us to increase the maximum amount of leverage that we are permitted to incur.

COVID-19

The rapid spread of COVID-19, and associated impacts on the U.S. and global economies and the financial and credit markets, initially had negatively impacted, and may again negatively impact, our business operations and the business operations of some of our portfolio companies. We cannot at this time fully predict the impact of COVID-19, including new variants, such as Delta and Omicron, on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition, including, without limitation, our ability to pay distributions to our shareholders. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may significantly limit business operations if subjected to prolonged economic distress. These developments could result in a decrease in the value of certain of our investments.
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

Portfolio Investment Activity for the Years Ended December 31, 2021 and 2020
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
Net Investment Activity	2021	2020
Purchases and drawdowns
Senior secured first lien debt	$868,031	$347,992
Senior secured second lien debt	—	4,375
Unsecured debt	20,000	—
Equity	32,008	7,266
Sales and principal repayments	(827,958)	(543,167)
Net portfolio activity	$92,081	$(183,534)

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2021 and 2020:

	December 31, 2021
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,564,891	$1,526,989	91.6%
Senior secured second lien debt	55,455	38,583	2.3%
Collateralized securities and structured products - equity	3,885	2,998	0.2%
Unsecured debt	26,777	26,616	1.6%
Equity	53,379	70,936	4.3%
Subtotal/total percentage	1,704,387	1,666,122	100.0%
Short term investments(2)	87,917	87,917
Total investments	$1,792,304	$1,754,039
Number of portfolio companies			113
Average annual EBITDA of portfolio companies			$50.4 million
Median annual EBITDA of portfolio companies			$36.3 million
Purchased at a weighted average price of par			98.13%
Gross annual portfolio yield based upon the purchase price(3)			8.62%
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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of December 31, 2021 and 2020, excluding short term investments of $87,917 and $73,597, respectively:

	December 31,
	2021			2020
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,454,429	$1,403,097	84.2%	$1,347,194	$1,284,282	85.9%
Fixed interest rate investments	176,326	172,162	10.3%	126,962	124,816	8.3%
Non-income producing investments	49,845	67,532	4.1%	66,086	52,505	3.5%
Other income producing investments	23,787	23,331	1.4%	37,413	34,171	2.3%
Total investments	$1,704,387	$1,666,122	100.0%	$1,577,655	$1,495,774	100.0%
The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of December 31, 2021 and 2020:

	December 31,
	2021		2020
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$250,049	15.0%	$298,944	19.9%
Services: Business	240,316	14.4%	211,572	14.0%
Media: Diversified & Production	139,399	8.4%	108,078	7.2%
Services: Consumer	119,365	7.2%	85,254	5.7%
Chemicals, Plastics & Rubber	109,860	6.6%	141,654	9.5%
Diversified Financials	101,032	6.1%	37,214	2.5%
Media: Advertising, Printing & Publishing	94,610	5.7%	110,083	7.4%
Capital Equipment	82,795	5.0%	65,752	4.4%
High Tech Industries	65,544	3.9%	55,619	3.7%
Consumer Goods: Durable	58,124	3.5%	7,417	0.5%
Retail	56,726	3.4%	29,312	2.0%
Hotel, Gaming & Leisure	50,855	3.0%	21,920	1.5%
Beverage, Food & Tobacco	49,054	2.9%	69,975	4.7%
Consumer Goods: Non-Durable	45,682	2.7%	15,757	1.1%
Banking, Finance, Insurance & Real Estate	40,634	2.4%	41,211	2.8%
Aerospace & Defense	38,279	2.3%	35,751	2.4%
Energy: Oil & Gas	32,164	1.9%	28,136	1.9%
Construction & Building	27,585	1.7%	34,653	2.3%
Telecommunications	24,649	1.5%	46,638	3.1%
Automotive	14,367	0.9%	—	—
Transportation: Cargo	14,106	0.8%	19,001	1.3%
Metals & Mining	10,927	0.7%	10,147	0.7%
Forest Products & Paper	—	—	21,686	1.4%
Subtotal/total percentage	1,666,122	100.0%	1,495,774	100.0%
Short term investments	87,917		73,597
Total investments	$1,754,039		$1,569,371

Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2021 and 2020, our unfunded commitments amounted to $107,247 and $43,130, respectively. As of March 3, 2022, our unfunded commitments amounted to $104,456. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2021 and 2020, excluding short term investments of $87,917 and $73,597, respectively:

	December 31,
	2021		2020
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$47,221	2.8%	$2,997	0.2%
2	1,373,509	82.5%	1,173,191	78.5%
3	233,223	14.0%	309,930	20.7%
4	8,201	0.5%	9,210	0.6%
5	3,968	0.2%	446	—
	$1,666,122	100.0%	$1,495,774	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of March 3, 2022:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,536,402	91.8%
Senior secured second lien debt	38,658	2.3%
Collateralized securities and structured products - equity	2,998	0.2%
Unsecured debt	26,616	1.6%
Equity	68,935	4.1%
Subtotal/total percentage	1,673,609	100.0%
Short term investments(2)	75,727
Total investments	$1,749,336
Number of portfolio companies		113
Average annual EBITDA of portfolio companies	$50.3 million
Median annual EBITDA of portfolio companies	$36.3 million
Purchased at a weighted average price of par		97.87%
Gross annual portfolio yield based upon the purchase price(2)		8.74%
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

Results of Operations for the Years Ended December 31, 2021 and 2020

Our results of operations for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Investment income	$157,348	$163,842
Net operating expenses and income taxes	83,041	85,114
Net investment income	74,307	78,728
Net realized gain (loss) on investments and foreign currency	840	(69,872)
Net change in unrealized appreciation (depreciation) on investments	43,617	(19,878)
Net increase (decrease) in net assets resulting from operations	$118,764	$(11,022)

Investment Income

For the years ended December 31, 2021 and 2020, we generated investment income of $157,348 and $163,842, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 153 and 137 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, decreased $34,712, from $1,615,660 during the year ended December 31, 2020 to $1,580,948 during the year ended December 31, 2021. Additionally, the higher average LIBOR during the year ended December 31, 2020 as compared to the year ended December 31, 2021 also contributed to the decrease in interest income.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2021 and 2020 was as follows:

	Years Ended December 31,
	2021	2020
Management fees	$31,143	$31,828
Administrative services expense	3,069	2,465
Subordinated incentive fee on income	6,875	7,631
General and administrative	9,805	6,085
Interest expense	31,807	36,837
Total operating expenses	$82,699	$84,846
The decrease in interest expense was primarily the result of lower borrowing costs incurred on our financing arrangements during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

The composition of our general and administrative expenses for the years ended December 31, 2021 and 2020 was as follows:

	Years Ended December 31,
	2021	2020
Professional fees	$4,214	$1,490
Transfer agent expense	1,290	1,189
Printing and marketing expense	990	378
Valuation expense	904	999
Accounting and administrative costs	759	680
Insurance expense	612	489
Director fees and expenses	516	450
Dues and subscriptions	411	342
Other expenses	109	68
Total general and administrative expense	$9,805	$6,085
The increase in general and administrative expenses was primarily the result of higher nonrecurring professional fees incurred during the year ended December 31, 2021 associated with the Listing.
Net Investment Income After Taxes

Our net investment income after taxes totaled $74,307 and $78,728 for the years ended December 31, 2021 and 2020, respectively. The decrease in net investment income after taxes was primarily due to a decrease in our investment income during the year ended December 31, 2021 as compared to the year ended December 31, 2020, which was partially offset by a decrease in operating expenses during the year ended December 31, 2021.

Net Realized Gains (Losses) on Investments and Foreign Currency

Our net realized gains (losses) on investments and foreign currency totaled $840 and $(69,872) for the years ended December 31, 2021 and 2020, respectively. This change was driven primarily by fewer restructurings of our investments during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Net Change in Unrealized Appreciation (Depreciation) on Investments

The net change in unrealized appreciation (depreciation) on our investments totaled $43,617 and $(19,878) for the years ended December 31, 2021 and 2020, respectively. This change was driven primarily by tightening credit spreads and increased multiples in equity markets during the year ended December 31, 2021 that positively impacted the fair value of certain of our investments, as compared to the outbreak and spread of COVID-19 around the world during the year ended December 31, 2020, which caused significant uncertainty and volatility in the U.S. and global economies as well as in the financial and credit markets and negatively impacted the fair value of certain of our investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2021, we recorded a net increase in net assets resulting from operations of $118,764 as compared to a net decrease in net assets resulting from operations of $(11,022) for the year ended December 31, 2020, as a result of our operating activity for the respective periods.

Results of Operations for the Years Ended December 31, 2020 and 2019

Our results of operations for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Investment income	$163,842	$201,103
Net operating expenses and income taxes	85,114	113,791
Net investment income	78,728	87,312
Net realized loss on investments and foreign currency	(69,872)	(24,917)
Net change in unrealized depreciation on investments	(19,878)	(10,551)
Net (decrease) increase in net assets resulting from operations	$(11,022)	$51,844
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

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2020 and 2019 was as follows:

	Years Ended December 31,
	2020	2019
Management fees	$31,828	$36,466
Administrative services expense	2,465	2,650
Subordinated incentive fee on income	7,631	20,087
General and administrative	6,085	5,045
Interest expense	36,837	49,531
Total operating expenses	$84,846	$113,779
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

The composition of our general and administrative expenses for the years ended December 31, 2020 and 2019 was as follows:

	Years Ended December 31,
	2020	2019
Professional fees	$1,490	$996
Transfer agent expense	1,189	1,289
Valuation expense	999	722
Accounting and administrative costs	680	567
Insurance expense	489	421
Director fees and expenses	450	472
Printing and marketing expense	378	102
Dues and subscriptions	342	343
Other expenses	68	72
Due diligence fees	—	61
Total general and administrative expense	$6,085	$5,045
Net Investment Income After Taxes

Our net investment income after taxes totaled $78,728 and $87,312 for the years ended December 31, 2020 and 2019, respectively. The decrease in net investment income after taxes was primarily due to a decrease in our investment income during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in investment income was partially offset by a decrease in subordinated incentive fees and interest expense during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Net Realized Losses on Investments and Foreign Currency

Our net realized losses on investments and foreign currency totaled $(69,872) and $(24,917) for the years ended December 31, 2020 and 2019, respectively. This change was mainly due to an increase in realized losses on the restructure and liquidation of certain investments during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

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

Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from interest, fees and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We also employ leverage to seek to enhance our returns as market conditions permit and at the discretion of CIM and pursuant to the 1940 Act. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC’s debt to equity from a maximum of 1-to-1 to a maximum of 2-to-1, so long as certain approval and disclosure requirements are satisfied. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150%. As a result, commencing on December 31, 2021, we are required to maintain asset coverage for our senior securities of 150% (i.e., $2 of debt outstanding for each $1 of equity) rather than 200% (i.e., $1 of debt outstanding for each $1 of equity), which allows us to increase the maximum amount of leverage that we are permitted to incur.

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

On July 30, 2021, our board of directors, including the independent directors, determined to suspend our pre-Listing share repurchase program commencing with the third quarter of 2021 in anticipation of the Listing. The pre-Listing share repurchase program terminated upon the Listing on October 5, 2021.

On August 9, 2021, our shareholders approved a proposal that authorizes us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period following such shareholder approval. As of the date of this report, we have not issued any shares at prices below our NAV per share pursuant to this authorization.

On September 15, 2021, our co-chief executive officers changed the timing of declaring and paying regular distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. On November 12, 2021, our co-chief executive officers declared a regular quarterly distribution of $0.28 per share for the first quarter of 2022 payable on March 30, 2022 to shareholders of record as of March 23, 2022. On March 8, 2022, our co-chief executive officers declared a regular quarterly distribution of $0.28 per share for the second quarter of 2022 payable on June 8, 2022 to shareholders of record as of June 1, 2022. We intend to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. Therefore, subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize, declare, and pay regular distributions on a quarterly basis. Regular and special distributions in respect of future periods will be evaluated by management and our board of directors based on circumstances and expectations existing at the time of consideration. For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

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

As part of the share repurchase policy, we intend to enter into a trading plan in the near future adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to our shares. The 10b5-1 trading plan would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan will be administered by an independent broker and will be subject to price, market volume and timing restrictions. Since we have not yet entered into a 10b5-1 trading plan, during the period from September 15, 2021 to March 3, 2022, we did not repurchase any shares of common stock pursuant to the share repurchase policy.

As further described in Note 1 and Note 4 to our consolidated financial statements included in this report, the second amended and restated investment advisory agreement (i) reduced the annual base management fees payable by us to CIM and (ii) amended the way the subordinated incentive fee on income and the capital gains incentive fee is payable by us to CIM by reducing the hurdle and incentive fee rates and expressing the hurdle rate as a percentage of our net assets rather than our adjusted capital. These changes were effective upon the Listing on October 5, 2021, except for the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of our net assets rather than adjusted capital, which was effective on August 10, 2021. These changes, in the aggregate, may lead to the payment of higher advisory fees to CIM depending upon our performance.
As of December 31, 2021 and March 3, 2022, we had $87,917 and $75,727 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

JPM Credit Facility

As of December 31, 2021 and March 3, 2022, our outstanding borrowings under the Third Amended JPM Credit Facility were $550,000 and the aggregate unfunded principal amount in connection with the Third Amended JPM Credit Facility was $25,000. For a detailed discussion of our Third Amended JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Facility

As of December 31, 2021 and March 3, 2022, our outstanding borrowings under the Amended UBS Facility were $125,000 and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $25,000. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.

2026 Notes

As of December 31, 2021 and March 3, 2022, we had $125,000 in aggregate principal amount of 2026 Notes outstanding. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.

More Term Loan

As of December 31, 2021 and March 3, 2022, our outstanding borrowings under the More Term Loan were $30,000 and there was no unfunded principal amount in connection with the More Term Loan. For a detailed discussion of our More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments

As of December 31, 2021 and March 3, 2022, our unfunded commitments amounted to $107,247 and $104,456, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2021, 84.2% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of December 31, 2021, under the terms of the Third Amended JPM Credit Facility, advances currently bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.10% per year. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR, plus a spread of 3.375% per year. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Third Amended JPM Credit Facility or the Amended UBS Facility in effect as of December 31, 2021:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
No change to current base rate (0.16% as of December 31, 2021)	—	—
Up 50 basis points	(2,622)	(2.4)%
Up 100 basis points	(3,291)	(3.0)%
Up 200 basis points	3,108	2.8%
Up 300 basis points	10,504	9.5%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes and the More Term Loan), or the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 10.3% of our investments paid fixed interest rates as of December 31, 2021. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the net asset value of our common stock.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of CĪON Investment Corporation (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodians, loan agents or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Level 3 Investments
As of December 31, 2021, the fair value of the Company’s investments classified as Level 3 investments was approximately $1.63 billion, or approximately 94.7% of total investments. As discussed in Notes 1, 2, and 9 in the financial statements, the Company invests in senior secured debt, including first lien loans, second lien loans and unitranche loans, and, to a lesser extent, collateralized securities, structured products and other similar securities, unsecured debt and equity, of private and thinly-traded U.S. middle-market companies, and substantially all of its investments are classified as Level 3 investments. The Company’s determination of fair value for these investments requires that management makes subjective judgments and estimates utilizing non-binding broker or dealer consensus pricing and/or quotes, a market approach, an income approach, or a combination of a market and income approach, as appropriate. These approaches require management to make subjective judgments and estimates related to significant unobservable inputs including the discount rates, EBITDA multiples, revenue multiples, broker quotes, expected volatility and expected outcome of proposed corporate transactions.

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

New York, New York
March 9, 2022

CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,617,126 and $1,501,529, respectively)	$1,581,124	$1,440,004
Non-controlled, affiliated investments (amortized cost of $91,476 and $134,184, respectively)	81,490	116,895
Controlled investments (amortized cost of $83,702 and $15,539, respectively)	91,425	12,472
Total investments, at fair value (amortized cost of $1,792,304 and $1,651,252, respectively)	1,754,039	1,569,371
Cash	3,774	19,914
Interest receivable on investments	21,549	17,484
Receivable due on investments sold and repaid	2,854	6,193
Dividends receivable on investments	—	45
Prepaid expenses and other assets	466	1,788
Total assets	$1,782,682	$1,614,795
Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $7,628 and $5,044, respectively)	$822,372	$719,956
Payable for investments purchased	11,327	133
Accounts payable and accrued expenses	1,922	694
Interest payable	4,339	2,500
Accrued management fees	6,673	7,668
Accrued subordinated incentive fee on income	3,942	4,323
Accrued administrative services expense	1,595	1,265
Total liabilities	852,170	736,539

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
56,958,440 and 56,646,867 shares issued and outstanding, respectively(1)	57	57
Capital in excess of par value	1,059,989	1,054,967
Accumulated distributable losses	(129,534)	(176,768)
Total shareholders' equity	930,512	878,256
Total liabilities and shareholders' equity	$1,782,682	$1,614,795
Net asset value per share of common stock at end of year(1)	$16.34	$15.50
(1) As discussed in Note 3, the Company completed a two-to-one reverse stock split, effective as of September 21, 2021. The issued and outstanding shares and net asset value per share reflect the reverse stock split on a retroactive basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Investment income
Non-controlled, non-affiliated investments
Interest income	$119,792	$125,395	$187,104
Paid-in-kind interest income	17,306	17,078	2,017
Fee income	5,927	4,393	3,899
Dividend income	366	331	474
Non-controlled, affiliated investments
Dividend income	5,576	3,012	4,015
Interest income	4,961	7,883	1,905
Paid-in-kind interest income	3,160	2,082	566
Fee income	—	150	—
Controlled investments
Paid-in-kind interest income	260	—	—
Dividend income	—	3,518	1,123
Total investment income	157,348	163,842	201,103
Operating expenses
Management fees	31,143	31,828	36,466
Administrative services expense	3,069	2,465	2,650
Subordinated incentive fee on income	6,875	7,631	20,087
General and administrative	9,805	6,085	5,045
Interest expense	31,807	36,837	49,531
Total operating expenses	82,699	84,846	113,779
Net investment income before taxes	74,649	78,996	87,324
Income tax expense, including excise tax	342	268	12
Net investment income after taxes	74,307	78,728	87,312
Realized and unrealized (losses) gains
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	(4,100)	(69,687)	(13,594)
Non-controlled, affiliated investments	8,010	(211)	(11,184)
Controlled investments	(3,067)	—	—
Foreign currency	(3)	26	(139)
Net realized gains (losses)	840	(69,872)	(24,917)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	25,566	1,110	(19,658)
Non-controlled, affiliated investments	7,261	(17,945)	9,101
Controlled investments	10,790	(3,043)	6
Net change in unrealized appreciation (depreciation)	43,617	(19,878)	(10,551)
Net realized and unrealized gains (losses)	44,457	(89,750)	(35,468)
Net increase (decrease) in net assets resulting from operations	$118,764	$(11,022)	$51,844
Per share information—basic and diluted(1)
Net increase (decrease) in net assets per share resulting from operations	$2.09	$(0.19)	$0.91
Net investment income per share	$1.31	$1.39	$1.54
Weighted average shares of common stock outstanding	56,808,960	56,817,920	56,855,618
(1) As discussed in Note 3, the Company completed a two-to-one reverse stock split, effective as of September 21, 2021. The weighted average shares used in the computation of the net increase (decrease) in net assets per share resulting from operations and net investment income per share reflect the reverse stock split on a retroactive basis.

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Changes in net assets from operations:
Net investment income	$74,307	$78,728	$87,312
Net realized gain (loss) on investments	843	(69,898)	(24,778)
Net realized (loss) gain on foreign currency	(3)	26	(139)
Net change in unrealized appreciation (depreciation) on investments	43,617	(19,878)	(10,551)
Net increase (decrease) in net assets resulting from operations	118,764	(11,022)	51,844
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(71,530)	(63,283)	(84,772)
Net decrease in net assets resulting from shareholders' distributions	(71,530)	(63,283)	(84,772)
Changes in net assets from capital share transactions:
Issuance of common stock, net of issuance costs of $0, $0 and $296, respectively	—	—	6,219
Reinvestment of shareholders' distributions	15,489	23,298	35,800
Repurchase of common stock	(10,467)	(23,300)	(35,799)
Net increase (decrease) in net assets resulting from capital share transactions	5,022	(2)	6,220

Total increase (decrease) in net assets	52,256	(74,307)	(26,708)
Net assets at beginning of year	878,256	952,563	979,271
Net assets at end of year	$930,512	$878,256	$952,563
Net asset value per share of common stock at end of year(1)	$16.34	$15.50	$16.80
Shares of common stock outstanding at end of year(1)	56,958,440	56,646,867	56,690,578
(1) As discussed in Note 3, the Company completed a two-to-one reverse stock split, effective as of September 21, 2021. The shares outstanding used in the computation of net asset value per share reflect the reverse stock split on a retroactive basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$118,764	$(11,022)	$51,844
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net accretion of discount on investments	(11,738)	(13,214)	(16,081)
Proceeds from principal repayment of investments	568,907	465,547	423,091
Purchase of investments	(920,039)	(359,633)	(563,884)
Increase in short term investments, net	(14,319)	(44,071)	(16,989)
Paid-in-kind interest and dividends capitalized	(21,734)	(21,420)	(7,072)
Proceeds from sale of investments	259,050	77,630	245,698
Net realized (gain) loss on investments	(843)	69,898	24,778
Net change in unrealized (appreciation) depreciation on investments	(43,617)	19,878	10,551
Amortization of debt issuance costs	2,800	5,037	2,898
(Increase) decrease in due from counterparty	—	3,281	(3,281)
(Increase) decrease in interest receivable on investments	(4,400)	(1,137)	2,481
(Increase) decrease in dividends receivable on investments	45	1,061	(1,106)
(Increase) decrease in receivable due on investments sold and repaid	3,339	12,359	(12,765)
(Increase) decrease in prepaid expenses and other assets	1,322	(803)	(796)
Increase (decrease) in payable for investments purchased	11,194	(1,435)	(15,283)
Increase (decrease) in accounts payable and accrued expenses	1,228	(121)	(124)
Increase (decrease) in interest payable	1,839	(663)	(797)
Increase (decrease) in accrued management fees	(995)	(1,201)	(439)
Increase (decrease) in accrued administrative services expense	330	48	304
Increase (decrease) in subordinated incentive fee on income payable	(381)	(1,289)	3,008
Net cash (used in) provided by operating activities	(49,248)	198,730	126,036
Financing activities:
Gross proceeds from issuance of common stock	—	—	6,515
Commissions and dealer manager fees paid	—	—	(296)
Repurchase of common stock	(10,467)	(23,300)	(35,799)
Shareholders' distributions paid	(56,041)	(39,985)	(48,972)
Borrowings under financing arrangements	276,000	486,153	313,000
Repayment of financing arrangements	(171,000)	(602,194)	(370,500)
Debt issuance costs paid	(5,384)	(5,625)	(1,428)
Net cash provided by (used in) financing activities	33,108	(184,951)	(137,480)
Net (decrease) increase in cash and restricted cash	(16,140)	13,779	(11,444)
Cash and restricted cash, beginning of year	19,914	6,135	17,579
Cash and restricted cash, end of year	$3,774	$19,914	$6,135
Supplemental disclosure of cash flow information
Cash paid for interest	$27,129	$32,403	$47,413
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$15,489	$23,298	$35,800
Restructuring of portfolio investments	$5,455	$91,326	$71,445
Cash interest receivable exchanged for additional securities	$1,304	$—	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 164.1%
ABB/CON-CISE Optical Group LLC, L+500, 1.00% LIBOR Floor, 6/15/2023(i)(n)	6 Month LIBOR	Consumer Goods: Non-Durable	$8,473	$8,263	$8,219
Adapt Laser Acquisition, Inc., L+1200, 1.00% LIBOR Floor, 12/31/2023(t)	3 Month LIBOR	Capital Equipment	11,181	11,181	9,392
Adapt Laser Acquisition, Inc., L+1000, 1.00% LIBOR Floor, 12/31/2023	3 Month LIBOR	Capital Equipment	2,000	2,000	1,680
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	7,186	7,105	7,186
Alchemy US Holdco 1, LLC, L+550, 10/10/2025(m)	1 Month LIBOR	Construction & Building	2,287	2,270	2,289
Allen Media, LLC, L+550, 0.00% LIBOR Floor, 2/10/2027(n)	3 Month LIBOR	Media: Diversified & Production	8,955	8,868	8,955
ALM Media, LLC, L+700, 1.00% LIBOR Floor, 11/25/2024(m)(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	18,000	17,774	17,460
American Clinical Solutions LLC, 7.00%, 12/31/2022(m)	None	Healthcare & Pharmaceuticals	3,500	3,462	3,447
American Consolidated Natural Resources, Inc., L+1600, 1.00% LIBOR Floor, 9/16/2025(m)(t)	3 Month LIBOR	Metals & Mining	379	284	389
American Health Staffing Group, Inc., L+600, 1.00% LIBOR Floor, 11/19/2026(m)	3 Month LIBOR	Services: Business	16,667	16,502	16,500
American Health Staffing Group, Inc., Prime+500, 11/19/2026	Prime	Services: Business	1,000	1,000	990
American Health Staffing Group, Inc., 0.50% Unfunded, 11/19/2026	None	Services: Business	2,333	(33)	(23)
American Media, LLC, L+675, 1.50% LIBOR Floor, 12/31/2023(m)	3 Month LIBOR	Media: Advertising, Printing & Publishing	9,847	9,735	9,847
American Media, LLC, 0.50% Unfunded, 12/31/2023(m)	None	Media: Advertising, Printing & Publishing	1,702	(17)	—
American Teleconferencing Services, Ltd., Prime+550, 6/8/2023(m)(q)	Prime	Telecommunications	16,154	15,621	3,211
American Teleconferencing Services, Ltd., Prime+550, 3/31/2022(m)	Prime	Telecommunications	3,116	3,033	3,116
American Teleconferencing Services, Ltd., 0.00% Unfunded, 3/31/2022(m)(o)	None	Telecommunications	235	—	—
Analogic Corp., L+525, 1.00% LIBOR Floor, 6/21/2024(m)(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,900	4,853	4,820
Ancile Solutions, Inc., L+1000, 1.00% LIBOR Floor, 6/22/2026(t)	1 Month LIBOR	High Tech Industries	12,537	12,194	12,161
Anthem Sports & Entertainment Inc., L+900, 1.00% LIBOR Floor, 11/15/2026(m)(t)	3 Month LIBOR	Media: Diversified & Production	37,966	37,758	36,543
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 11/15/2026	3 Month LIBOR	Media: Diversified & Production	1,000	1,000	962
Anthem Sports & Entertainment Inc., 0.50% Unfunded, 11/15/2026	None	Media: Diversified & Production	1,167	—	(44)
Appalachian Resource Company, LLC, L+500, 1.00% LIBOR Floor, 9/10/2023	1 Month LIBOR	Metals & Mining	11,137	9,959	10,538
Appalachian Resource Company, LLC, 0.00% Unfunded, 9/10/2023(o)	None	Metals & Mining	500	—	—
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(m)(n)	1 Month LIBOR	Construction & Building	14,393	14,095	12,666
Avison Young (USA) Inc., L+500, 0.00% LIBOR Floor, 1/31/2026(h)(m)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	2,692	2,658	2,679
Bradshaw International Parent Corp., L+575, 1.00% LIBOR Floor, 10/21/2027(m)	1 Month LIBOR	Consumer Goods: Durable	13,156	12,831	12,827
Bradshaw International Parent Corp., L+575, 1.00% LIBOR Floor, 10/21/2026	1 Month LIBOR	Consumer Goods: Durable	400	387	390
Bradshaw International Parent Corp., 0.50% Unfunded, 10/21/2026	None	Consumer Goods: Durable	1,445	(32)	(36)
Cadence Aerospace, LLC, L+850, 1.00% LIBOR Floor, 11/14/2023(m)(n)(t)	3 Month LIBOR	Aerospace & Defense	38,960	38,623	38,279
Cardenas Markets LLC, L+625, 1.00% LIBOR Floor, 6/3/2027	6 Month LIBOR	Retail	10,945	10,840	10,972
CB URS Holdings Corp., L+575, 1.00% LIBOR Floor, 9/1/2024(m)	6 Month LIBOR	Transportation: Cargo	15,354	15,310	14,106
Celerity Acquisition Holdings, LLC, L+850, 1.00% LIBOR Floor, 5/28/2026	1 Month LIBOR	Services: Business	14,925	14,925	14,944
Charming Charlie LLC, 20.00%, 4/24/2023(q)(r)	None	Retail	662	657	350
CHC Solutions Inc., 12.00%, 7/20/2023(n)(t)	None	Healthcare & Pharmaceuticals	7,966	7,966	7,916
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
CION/EagleTree Partners, LLC, 14.00%, 12/21/2026(h)(s)(t)	None	Diversified Financials	61,629	61,629	61,629
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 1/16/2024(m)(n)(t)	1 Month LIBOR	Hotel, Gaming & Leisure	26,754	26,734	25,718
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 1/16/2024(m)(t)	1 Month LIBOR	Hotel, Gaming & Leisure	2,723	2,723	2,618
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 7/16/2023(m)(t)	1 Month LIBOR	Hotel, Gaming & Leisure	1,953	1,836	2,300
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(q)	3 Month LIBOR	Beverage, Food & Tobacco	1,020	984	168
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(m)(q)	3 Month LIBOR	Beverage, Food & Tobacco	414	414	68
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2026(m)(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	34,388	34,157	34,302
Coyote Buyer, LLC, L+800, 1.00% LIBOR Floor, 8/6/2026(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	6,188	6,084	6,188
Coyote Buyer, LLC, 0.50% Unfunded, 2/6/2025	None	Chemicals, Plastics & Rubber	2,500	—	(6)
Critical Nurse Staffing, LLC, L+600, 1.00% LIBOR Floor, 11/1/2026(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,059	13,059	13,059
Critical Nurse Staffing, LLC, L+600, 1.00% LIBOR Floor, 11/1/2026	3 Month LIBOR	Healthcare & Pharmaceuticals	1,009	1,009	1,009
Critical Nurse Staffing, LLC, 1.00% Unfunded, 11/1/2026	None	Healthcare & Pharmaceuticals	4,899	—	—
Critical Nurse Staffing, LLC, 0.50% Unfunded, 11/1/2026	None	Healthcare & Pharmaceuticals	1,000	—	—
David's Bridal, LLC, L+1000, 1.00% LIBOR Floor, 6/23/2023(t)	3 Month LIBOR	Retail	5,617	5,008	5,617
David's Bridal, LLC, L+1000, 1.00% LIBOR Floor, 5/23/2024(t)	3 Month LIBOR	Retail	5,093	5,093	5,093
David's Bridal, LLC, L+600, 1.00% LIBOR Floor, 6/30/2023(t)	3 Month LIBOR	Retail	791	719	791
Deluxe Entertainment Services, Inc., L+650, 1.00% LIBOR Floor, 3/25/2024(m)(q)(r)(t)	3 Month LIBOR	Media: Diversified & Production	2,930	2,930	1,787
DMT Solutions Global Corp., L+750, 1.00% LIBOR Floor, 7/2/2024(m)	(u)	Services: Business	9,696	9,563	9,503
Entertainment Studios P&A LLC, 5.71%, 5/18/2037(j)(m)	None	Media: Diversified & Production	11,649	11,554	10,047
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(j)	None	Media: Diversified & Production	—	—	2,182
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(m)	1 Month LIBOR	Capital Equipment	24,750	24,617	23,430
Extreme Reach, Inc., L+700, 1.25% LIBOR Floor, 3/29/2024(m)(n)	1 Month LIBOR	Media: Diversified & Production	18,774	18,662	18,844
Extreme Reach, Inc., 0.50% Unfunded, 3/29/2024(m)(n)	None	Media: Diversified & Production	1,744	—	7
Foundation Consumer Healthcare, LLC, L+638, 1.00% LIBOR Floor, 2/12/2027(m)(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	30,799	30,535	31,145
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 11/2/2023	None	Healthcare & Pharmaceuticals	2,094	—	24
FuseFX, LLC, L+575, 1.00% LIBOR Floor, 10/1/2024(m)(n)	1 Month LIBOR	Media: Diversified & Production	20,000	19,800	19,800
Future Pak, LLC, L+800, 2.00% LIBOR Floor, 7/2/2024(m)	1 Month LIBOR	Healthcare & Pharmaceuticals	33,764	33,565	33,426
Genesis Healthcare, Inc., 0.50% Unfunded, 3/6/2023(h)	None	Healthcare & Pharmaceuticals	35,000	—	—
GSC Technologies Inc., L+500, 1.00% LIBOR Floor, 9/30/2025(r)	3 Month LIBOR	Chemicals, Plastics & Rubber	2,404	2,294	2,001
GSC Technologies Inc., L+500, 1.00% LIBOR Floor, 9/30/2025(r)(t)	3 Month LIBOR	Chemicals, Plastics & Rubber	858	814	485
GSC Technologies Inc., L+1000, 1.00% LIBOR Floor, 9/30/2025(r)(t)	3 Month LIBOR	Chemicals, Plastics & Rubber	170	170	170
H.W. Lochner, Inc., L+625, 1.00% LIBOR Floor, 7/2/2027	3 Month LIBOR	Construction & Building	11,970	11,856	11,910
H.W. Lochner, Inc., L+625, 1.00% LIBOR Floor, 7/2/2027	3 Month LIBOR	Construction & Building	725	715	721
H.W. Lochner, Inc., 0.50% Unfunded, 7/2/2027	None	Construction & Building	275	—	(1)
Harland Clarke Holdings Corp., L+775, 1.00% LIBOR Floor, 6/16/2026(m)	1 Month LIBOR	Services: Business	9,657	9,641	8,848
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Heritage Power, LLC, L+600, 1.00% LIBOR Floor, 7/30/2026	6 Month LIBOR	Energy: Oil & Gas	4,854	4,692	3,956
Hilliard, Martinez & Gonzales, LLP, L+1800, 2.00% LIBOR Floor, 12/17/2022(m)(t)	1 Month LIBOR	Services: Consumer	22,885	22,752	21,947
Homer City Generation, L.P., 15.00%, 4/5/2023(m)(t)	None	Energy: Oil & Gas	10,173	10,521	7,935
Hoover Group, Inc., L+850, 1.25% LIBOR Floor, 10/1/2024(n)	3 Month LIBOR	Services: Business	5,156	5,139	5,079
HUMC Holdco, LLC, 9.00%, 1/14/2022(m)	None	Healthcare & Pharmaceuticals	9,346	9,346	9,323
HW Acquisition, LLC, L+600, 1.00% LIBOR Floor, 9/28/2026m)	3 Month LIBOR	Capital Equipment	19,067	18,885	18,828
HW Acquisition, LLC, 0.50% Unfunded, 9/28/2026	None	Capital Equipment	2,933	(28)	(37)
Independent Pet Partners Intermediate Holdings, LLC, 6.00%, 11/20/2023(m)(t)	None	Retail	10,295	10,235	9,085
Independent Pet Partners Intermediate Holdings, LLC, Prime+500, 12/22/2022(m)	Prime	Retail	2,085	2,085	2,085
Independent Pet Partners Intermediate Holdings, LLC, L+600, 0.00% LIBOR Floor, 12/22/2022(m)	3 Month LIBOR	Retail	264	264	264
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(m)(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,432	15,428	14,815
Inotiv, Inc., L+625, 1.00% LIBOR Floor, 11/5/2026(m)	1 Month LIBOR	Healthcare & Pharmaceuticals	9,900	9,709	9,764
Inotiv, Inc., 1.00% Unfunded, 5/5/2023	None	Healthcare & Pharmaceuticals	2,100	(41)	(29)
Instant Web, LLC, L+650, 1.00% LIBOR Floor, 12/15/2022(m)(n)	1 Month LIBOR	Media: Advertising, Printing & Publishing	36,605	36,580	34,042
Instant Web, LLC, 0.50% Unfunded, 12/15/2022	None	Media: Advertising, Printing & Publishing	2,704	—	—
Invincible Boat Company LLC, L+650, 1.50% LIBOR Floor, 8/28/2025	3 Month LIBOR	Consumer Goods: Durable	14,034	13,937	14,034
Invincible Boat Company LLC, 0.50% Unfunded, 8/28/2025	None	Consumer Goods: Durable	798	—	(8)
INW Manufacturing, LLC, L+575, 0.75% LIBOR Floor, 5/7/2027(n)	3 Month LIBOR	Services: Business	19,625	19,087	19,232
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(m)	3 Month LIBOR	Beverage, Food & Tobacco	16,663	15,160	15,122
Island Medical Management Holdings, LLC, L+650, 1.00% LIBOR Floor, 9/1/2023(m)(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	11,049	11,028	11,049
Jenny C Acquisition, Inc., L+900, 1.75% LIBOR Floor, 10/1/2024(m)(t)	3 Month LIBOR	Services: Consumer	11,123	11,069	10,157
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(m)	3 Month LIBOR	Beverage, Food & Tobacco	14,355	14,160	13,458
K&N Parent, Inc., L+475, 1.00% LIBOR Floor, 10/20/2023	3 Month LIBOR	Consumer Goods: Durable	11,154	10,779	10,373
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(m)	6 Month LIBOR	Consumer Goods: Durable	7,854	7,774	5,517
LaserAway Intermediate Holdings II, LLC, L+575, 1.00% LIBOR Floor, 10/12/2027(m)	3 Month LIBOR	Services: Consumer	10,000	9,805	9,963
LAV Gear Holdings, Inc., L+750, 1.00% LIBOR Floor, 10/31/2024(m)(n)(t)	3 Month LIBOR	Services: Business	26,408	26,103	24,988
LAV Gear Holdings, Inc., L+750, 1.00% LIBOR Floor, 10/31/2024(m)(n)(t)	3 Month LIBOR	Services: Business	4,555	4,518	4,310
LGC US Finco, LLC, L+650, 1.00% LIBOR Floor, 12/20/2025(m)	1 Month LIBOR	Capital Equipment	11,760	11,431	11,422
LH Intermediate Corp., L+750, 1.00% LIBOR Floor, 6/2/2026(m)	3 Month LIBOR	Consumer Goods: Durable	14,438	14,230	14,257
Lift Brands, Inc., L+750, 1.00% LIBOR Floor, 6/29/2025(m)(n)(r)	1 Month LIBOR	Services: Consumer	23,523	23,523	23,406
Lift Brands, Inc., 9.50%, 6/29/2025(m)(n)(r)(t)	None	Services: Consumer	5,343	5,255	5,156
Lift Brands, Inc., 6/29/2025(m)(n)(p)(r)	None	Services: Consumer	5,296	4,814	4,700
Longview Power, LLC, L+1000, 1.50% LIBOR Floor, 7/30/2025(r)	3 Month LIBOR	Energy: Oil & Gas	4,189	2,624	4,504
MacNeill Pride Group Corp., L+625, 1.00% LIBOR Floor, 4/20/2026(m)	3 Month LIBOR	Services: Consumer	14,925	14,790	14,776
MacNeill Pride Group Corp., L+625, 1.00% LIBOR Floor, 4/20/2026	3 Month LIBOR	Services: Consumer	4,992	4,947	4,942
Manus Bio Inc., 11.00%, 8/20/2026	None	Healthcare & Pharmaceuticals	10,000	10,000	10,000
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Marble Point Credit Management LLC, L+600, 1.00% LIBOR Floor, 8/11/2028	1 Month LIBOR	Diversified Financials	6,418	6,294	6,370
Marble Point Credit Management LLC, L+600, 1.00% LIBOR Floor, 8/11/2028	1 Month LIBOR	Diversified Financials	250	241	248
Marble Point Credit Management LLC, 0.50% Unfunded, 8/11/2028	None	Diversified Financials	1,250	—	(9)
Mimeo.com, Inc., L+640, 1.00% LIBOR Floor, 12/21/2023	3 Month LIBOR	Services: Business	23,018	23,018	23,018
Mimeo.com, Inc., L+640, 1.00% LIBOR Floor, 12/21/2023	3 Month LIBOR	Services: Business	256	256	256
Mimeo.com, Inc., 1.00% Unfunded, 12/21/2023	None	Services: Business	5,000	—	—
Molded Devices, Inc., Prime + 500, 11/1/2026(m)	Prime	Services: Business	15,574	15,407	15,418
Molded Devices, Inc., 1.00% Unfunded, 11/1/2026	None	Services: Business	1,771	(17)	(18)
Molded Devices, Inc., 0.50% Unfunded, 11/1/2026	None	Services: Business	2,656	—	(27)
Moss Holding Company, L+700, 1.00% LIBOR Floor, 4/17/2024(m)(n)(t)	3 Month LIBOR	Services: Business	19,641	19,506	17,922
Moss Holding Company, 0.50% Unfunded, 4/17/2024	None	Services: Business	2,126	—	—
Moss Holding Company, 7.00% Unfunded, 4/17/2024	None	Services: Business	106	—	—
Napa Management Services Corp., L+500, 1.00% LIBOR Floor, 4/19/2023	1 Month LIBOR	Healthcare & Pharmaceuticals	5,318	5,267	5,324
NASCO Healthcare Inc., L+550, 1.00% LIBOR Floor, 6/30/2023(m)	6 Month LIBOR	Services: Business	17,458	17,458	17,218
Neptune Flood Inc., L+600, 1.00% LIBOR Floor, 10/21/2026(m)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	9,667	9,596	9,618
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(m)(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	12,064	12,020	12,049
NWN Parent Holdings LLC, L+650, 1.00% LIBOR Floor, 5/7/2026	3 Month LIBOR	High Tech Industries	13,100	12,980	13,100
NWN Parent Holdings LLC, L+650, 1.00% LIBOR Floor, 5/7/2026	3 Month LIBOR	High Tech Industries	420	420	421
NWN Parent Holdings LLC, 0.50% Unfunded, 5/7/2026	None	High Tech Industries	1,380	(18)	3
Optio Rx, LLC, L+700, 0.00% LIBOR Floor, 6/28/2024(m)(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	23,344	23,255	22,994
Optio Rx, LLC, L+1000, 0.00% LIBOR Floor, 6/28/2024(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	2,515	2,498	2,647
Pentec Acquisition Corp., L+600, 1.00% LIBOR Floor, 10/8/2026	3 Month LIBOR	Healthcare & Pharmaceuticals	25,000	24,756	24,750
PetroChoice Holdings, Inc., L+500, 1.00% LIBOR Floor, 8/20/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	3,896	3,836	3,725
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(m)	3 Month LIBOR	Consumer Goods: Non-Durable	9,675	9,172	9,143
Playboy Enterprises, Inc., L+575, 0.50% LIBOR Floor, 5/25/2027(h)(n)	3 Month LIBOR	Consumer Goods: Non-Durable	28,606	28,043	28,320
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(m)	3 Month LIBOR	Chemicals, Plastics & Rubber	19,400	19,173	18,963
RA Outdoors, LLC, L+675, 1.00% LIBOR Floor, 4/8/2026(m)	3 Month LIBOR	Media: Diversified & Production	15,911	15,911	15,772
RA Outdoors, LLC, 0.50% Unfunded, 4/8/2026	None	Media: Diversified & Production	1,049	(170)	(9)
Retail Services WIS Corp., L+775, 1.00% LIBOR Floor, 5/20/2025(m)	3 Month LIBOR	Services: Business	9,924	9,699	9,788
Robert C. Hilliard, L.L.P., L+1800, 2.00% LIBOR Floor, 12/17/2022(m)(t)	1 Month LIBOR	Services: Consumer	1,905	1,905	1,827
Rogers Mechanical Contractors, LLC, L+650, 1.00% LIBOR Floor, 9/9/2025(m)	1 Month LIBOR	Services: Business	17,250	17,250	17,250
Rogers Mechanical Contractors, LLC, 0.75% Unfunded, 9/9/2025	None	Services: Business	2,885	—	—
Rogers Mechanical Contractors, LLC, 1.00% Unfunded, 9/9/2022	None	Services: Business	1,923	—	—
RumbleOn, Inc., L+825, 1.00% LIBOR Floor, 8/31/2026(m)(t)	3 Month LIBOR	Automotive	13,965	12,962	13,389
RumbleOn, Inc., 0.00% Unfunded, 2/28/2023(o)	None	Automotive	6,000	(56)	—
Securus Technologies Holdings, Inc., L+450, 1.00% LIBOR Floor, 11/1/2024(m)	3 Month LIBOR	Telecommunications	3,908	3,201	3,908
Sequoia Healthcare Management, LLC, 12.75%, 8/21/2023(m)(n)(q)	None	Healthcare & Pharmaceuticals	8,525	8,457	6,394
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
SIMR, LLC, L+1700, 2.00% LIBOR Floor, 9/7/2023(r)(t)	1 Month LIBOR	Healthcare & Pharmaceuticals	19,938	19,813	16,000
Sleep Opco, LLC, L+650, 1.00% LIBOR Floor, 10/12/2026(m)	3 Month LIBOR	Retail	13,250	12,991	12,985
Sleep Opco, LLC, 0.50% Unfunded, 10/12/2026(m)	None	Retail	1,750	(34)	(35)
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,526	12,491	11,743
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)(t)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,054	1,054	991
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)(t)	3 Month LIBOR	Healthcare & Pharmaceuticals	689	600	644
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)(t)	3 Month LIBOR	Healthcare & Pharmaceuticals	649	647	609
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)(t)	3 Month LIBOR	Healthcare & Pharmaceuticals	546	475	560
Tenere Inc., L+850, 1.00% LIBOR Floor, 7/1/2025(m)(n)	3 Month LIBOR	Capital Equipment	18,080	18,080	18,080
Tensar Corp., L+675, 1.00% LIBOR Floor, 11/20/2025(m)	3 Month LIBOR	Chemicals, Plastics & Rubber	4,950	4,850	4,982
Trademark Global, LLC, L+600, 1.00% LIBOR Floor, 7/30/2024	1 Month LIBOR	Services: Business	15,346	15,278	15,250
Trademark Global, LLC, 1.00% Unfunded, 7/30/2023	None	Services: Business	4,615	(21)	(29)
Trammell, P.C., L+1800, 2.00% LIBOR Floor, 6/25/2022(i)(t)	1 Month LIBOR	Services: Consumer	18,091	18,091	18,091
USALCO, LLC, L+600, 1.00% LIBOR Floor, 10/19/2027(m)	3 Month LIBOR	Chemicals, Plastics & Rubber	25,000	24,753	24,875
Vesta Holdings, LLC, L+1000, 1.00% LIBOR Floor, 2/25/2024(m)(t)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	24,933	24,933	24,933
Volta Charging, LLC, 12.00%, 6/19/2024(m)	None	Media: Diversified & Production	12,000	11,984	13,095
Volta Charging, LLC, 12.00%, 6/19/2024(m)	None	Media: Diversified & Production	10,500	10,500	11,458
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(m)(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,441	9,396	9,417
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025	3 Month LIBOR	Healthcare & Pharmaceuticals	3,562	3,553	3,553
West Dermatology Management Holdings, LLC, L+750, 1.00% LIBOR Floor, 2/11/2025	3 Month LIBOR	Healthcare & Pharmaceuticals	1,179	1,179	1,191
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,105	1,094	1,102
West Dermatology Management Holdings, LLC, 0.50% Unfunded, 2/11/2025(m)	None	Healthcare & Pharmaceuticals	552	—	(1)
West Dermatology Management Holdings, LLC, 0.75% Unfunded, 2/11/2022	None	Healthcare & Pharmaceuticals	5,755	(13)	(8)
Williams Industrial Services Group, Inc, L+900, 1.00% LIBOR Floor, 12/16/2025(n)	1 Month LIBOR	Services: Business	9,775	9,775	9,861
Williams Industrial Services Group, Inc, 0.50% Unfunded, 12/16/2025	None	Services: Business	5,000	—	44
Wind River Systems, Inc., L+675, 1.00% LIBOR Floor, 6/24/2024(n)	3 Month LIBOR	High Tech Industries	23,684	23,507	23,684
Wok Holdings Inc., L+625, 0.00% LIBOR Floor, 3/1/2026(m)	1 Month LIBOR	Beverage, Food & Tobacco	20,340	19,882	20,238
Xenon Arc, Inc., L+600, 0.75% LIBOR Floor, 12/17/2027(m)	3 Month LIBOR	High Tech Industries	10,000	9,875	9,875
Total Senior Secured First Lien Debt				1,564,891	1,526,989
Senior Secured Second Lien Debt - 4.1%
Deluxe Entertainment Services, Inc., L+850, 1.00% LIBOR Floor, 9/25/2024(m)(q)(r)(t)	3 Month LIBOR	Media: Diversified & Production	10,534	10,017	—
Global Tel*Link Corp., L+825, 0.00% LIBOR Floor, 11/29/2026(n)	1 Month LIBOR	Telecommunications	11,500	11,356	11,471
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	3 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,524	14,175
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2024(q)(t)	3 Month LIBOR	Telecommunications	3,775	3,435	—
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025	3 Month LIBOR	Telecommunications	2,942	2,924	2,943
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025	1 Month LIBOR	Services: Business	13,393	13,199	9,994
Total Senior Secured Second Lien Debt				55,455	38,583
Collateralized Securities and Structured Products - Equity - 0.3%
APIDOS CLO XVI Subordinated Notes, 0.00% Estimated Yield, 1/19/2025(h)	(g)	Diversified Financials	9,000	2,136	984
Galaxy XV CLO Ltd. Class A Subordinated Notes, 5.76% Estimated Yield, 4/15/2025(h)	(g)	Diversified Financials	4,000	1,749	2,014
Total Collateralized Securities and Structured Products - Equity				3,885	2,998
Unsecured Debt - 2.9%
Lucky Bucks Holdings LLC, 12.50%, 5/29/2028(t)	None	Hotel, Gaming & Leisure	20,219	20,219	20,219
WPLM Acquisition Corp., 15.00%, 11/24/2025(t)	None	Media: Advertising, Printing & Publishing	6,628	6,558	6,397
Total Unsecured Debt				26,777	26,616
Equity - 7.6%
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(r)		Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(o)		Energy: Oil & Gas	511,255 Units	1,642	639
Ascent Resources - Marcellus, LLC, Warrants(o)		Energy: Oil & Gas	132,367 Units	13	3
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(o)(s)		Diversified Financials	22,072,841 Units	22,073	29,796
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(o)(s)		Diversified Financials	NA	—	—
DBI Investors, Inc., Series A1 Preferred Stock(o)		Retail	20,000 Units	802	2,251
DBI Investors, Inc., Series A2 Preferred Stock(o)		Retail	1,733 Units	—	182
DBI Investors, Inc., Series A Preferred Stock(o)		Retail	1,396 Units	140	164
DBI Investors, Inc., Series B Preferred Stock(o)		Retail	4,183 Units	410	162
DBI Investors, Inc., Common Stock(o)		Retail	39,423 Units	—	—
DBI Investors, Inc., Reallocation Rights(o)		Retail	7,500 Units	—	—
GSC Technologies Inc., Common Shares(o)(r)		Chemicals, Plastics & Rubber	807,268 Units	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(o)		Retail	1,000,000 Units	1,000	20
Independent Pet Partners Intermediate Holdings, LLC, Class B-2 Preferred Units(o)		Retail	2,632,771 Units	2,133	3,949
Independent Pet Partners Intermediate Holdings, LLC, Class C Preferred Units(o)		Retail	2,632,771 Units	2,633	2,791
Independent Pet Partners Intermediate Holdings, LLC, Warrants(o)		Retail	155,880 Units	—	—
Longview Intermediate Holdings C, LLC, Membership Units(o)(r)		Energy: Oil & Gas	653,989 Units	2,704	15,127
Mooregate ITC Acquisition, LLC, Class A Units(o)		High Tech Industries	500 Units	562	171
Mount Logan Capital Inc., Common Stock(f)(h)(r)		Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	3,404
NS NWN Acquisition, LLC, Class A Preferred Units(o)		High Tech Industries	111 Units	110	2,382
NS NWN Acquisition, LLC, Non-voting Units(o)		High Tech Industries	346 Units	393	—
NS NWN Holdco LLC, Voting Units (o)		High Tech Industries	522 Units	504	525
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(o)		Consumer Goods: Durable	1,575 Units	1,000	770
Palmetto Clean Technology, Inc., Warrants(o)		High Tech Industries	724,112 Units	472	3,222
RumbleOn, Inc., Warrants(o)		Automotive	60,606 Units	927	978
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
SIMR Parent, LLC, Class B Common Units(o)(r)	Healthcare & Pharmaceuticals	12,283,163 Units	8,002	—
SIMR Parent, LLC, Class W Units(o)(r)	Healthcare & Pharmaceuticals	1,778,219 Units	—	—
Snap Fitness Holdings, Inc., Class A Common Stock(o)(r)	Services: Consumer	9,858 Units	3,078	3,131
Snap Fitness Holdings, Inc., Warrants(o)(r)	Services: Consumer	3,996 Units	1,247	1,269
Total Equity			53,379	70,936
Short Term Investments - 9.5%(k)
First American Treasury Obligations Fund, Class Z Shares, 0.01% (l)			87,917	87,917
Total Short Term Investments			87,917	87,917
TOTAL INVESTMENTS - 188.5%			$1,792,304	1,754,039
LIABILITIES IN EXCESS OF OTHER ASSETS - (88.5%)				(823,527)
NET ASSETS - 100%				$930,512
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The 1, 3 and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.10%, 0.21% and 0.34%, respectively, as of December 31, 2021.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2021, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2021.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2021, 92.6% of the Company’s total assets represented qualifying assets.
i.Position or a portion thereof unsettled as of December 31, 2021.
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of December 31, 2021.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of December 31, 2021 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of December 31, 2021 (see Note 8).
o.Non-income producing security.
p.The ultimate interest earned on this loan will be determined based on the portfolio company’s EBITDA at a specified trigger event.
q.Investment or a portion thereof was on non-accrual status as of December 31, 2021.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2020 and 2021, along with transactions during the year ended December 31, 2021 in these affiliated investments, were as follows:

		Year Ended December 31, 2021				Year Ended December 31, 2021
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2020	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2021	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
Alert 360 Opco, Inc.
First Lien Term Loan	$—	$12,240	$(12,240)	$—	$—	$—	$796	$—
Common Stock	—	3,624	(3,624)	—	—	(117)	—	—
American Clinical Solutions LLC
Tranche I Term Loan	3,124	35	(3,421)	262	—	—	282	—
First Amendment Tranche I Term Loan	242	—	(250)	8	—	—	18	—
Class A Membership Interests	663	—	(1,658)	995	—	3,542	—	—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	—
BCP Great Lakes Fund LP
Membership Interests	12,611	5,377	(18,241)	253	—	33	—	1,078
Charming Charlie, LLC
Vendor Payment Financing Facility	350	—	—	—	350	—	—	—
Conisus Holdings, Inc.
Series B Preferred Stock	16,481	951	(16,094)	(1,338)	—	—	—	4,428
Common Stock	12,401	—	(200)	(12,201)	—	19,110	—	—
DESG Holdings, Inc.
First Lien Term Loan	3,978	48	(1,176)	(1,063)	1,787	180	(291)	—
Second Lien Term Loan	—	—	—	—	—	—	—	—
Common Stock	—	—	(13,675)	13,675	—	(13,675)	—	—
F+W Media, Inc.
First Lien Term Loan B-1	—	—	(1,115)	1,115	—	(1,080)	—	—
GSC Technologies Inc.
Incremental Term Loan	—	176	(6)	—	170	—	5	—
First Lien Term Loan A	2,289	18	(17)	(289)	2,001	1	165	—
First Lien Term Loan B	755	58	—	(328)	485	—	58	—
Common Shares	—	—	—	—	—	—	—	—
Lift Brands, Inc.
Term Loan A	23,642	—	(118)	(118)	23,406	—	2,036	—
Term Loan B	4,751	502	—	(97)	5,156	—	503	—
Term Loan C	4,687	129	—	(116)	4,700	—	129	—
Longview Power, LLC
First Lien Term Loan	2,414	2,019	(26)	97	4,504	16	581	—
Longview Intermediate Holdings C, LLC
Membership Units	7,988	179	—	6,960	15,127	—	—	—
Mount Logan Capital Inc.
Common Stock	2,409	—	—	995	3,404	—	—	70
SIMR, LLC
First Lien Term Loan	13,347	3,839	—	(1,186)	16,000	—	3,839	—
SIMR Parent, LLC
Class B Membership Units	—	—	—	—	—	—	—	—
Class W Membership Units	—	—	—	—	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	3,389	—	—	(258)	3,131	—	—	—
Warrants	1,374	—	—	(105)	1,269	—	—	—
Totals	$116,895	$29,195	$(71,861)	$7,261	$81,490	$8,010	$8,121	$5,576
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
December 31, 2021
(in thousands)
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Includes PIK interest income.
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2020 and 2021, along with transactions during the year ended December 31, 2021 in these controlled investments, were as follows:

		Year Ended December 31, 2021				Year Ended December 31, 2021
Controlled Investments	Fair Value at December 31, 2020	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2021	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
CION SOF Funding, LLC
Membership Interests	$12,472	$—	$(15,539)	$3,067	$—	$(3,067)	$—	$—
CION/EagleTree Partners, LLC
Senior Secured Note	—	61,629	—	—	61,629	—	260	—
Participating Preferred Shares	—	22,073	—	7,723	29,796	—	—	—
Common Shares	—	—	—	—	—	—	—	—
Totals	$12,472	$83,702	$(15,539)	$10,790	$91,425	$(3,067)	$260	$—
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)
t.As of December 31, 2021, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Adapt Laser Acquisition, Inc.	Senior Secured First Lien Debt	11.00%	2.00%	13.00%
American Consolidated Natural Resources, Inc.	Senior Secured First Lien Debt	14.00%	3.00%	17.00%
Ancile Solutions, Inc.	Senior Secured First Lien Debt	8.00%	3.00%	11.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	7.75%	2.25%	10.00%
Cadence Aerospace, LLC	Senior Secured First Lien Debt	7.50%	2.00%	9.50%
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
CircusTrix Holdings, LLC	Senior Secured First Lien Debt	6.50%	2.50%	9.00%
David's Bridal, LLC	Senior Secured First Lien Debt	6.00%	5.00%	11.00%
David's Bridal, LLC	Senior Secured First Lien Debt	1.00%	6.00%	7.00%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	6.00%	1.50%	7.50%
Deluxe Entertainment Services, Inc.	Senior Secured Second Lien Debt	7.00%	2.50%	9.50%
GSC Technologies Inc.	Senior Secured First Lien Debt	—	6.00%	6.00%
GSC Technologies Inc.	Senior Secured First Lien Debt	6.00%	5.00%	11.00%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	20.00%	20.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	6.00%	6.00%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	6.50%	2.00%	8.50%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Moss Holding Company	Senior Secured First Lien Debt	7.50%	0.50%	8.00%
Premiere Global Services, Inc.	Senior Secured Second Lien Debt	0.50%	10.00%	10.50%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	20.00%	20.00%
RumbleOn, Inc.	Senior Secured First Lien Debt	8.25%	1.00%	9.25%
SIMR, LLC	Senior Secured First Lien Debt	12.00%	7.00%	19.00%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	9.63%	9.63%
Trammell, P.C.	Senior Secured First Lien Debt	—	20.00%	20.00%
Vesta Holdings, LLC	Senior Secured First Lien Debt	7.00%	4.00%	11.00%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
u.As of December 31, 2021, the index rate for $4,804 and $4,892 was 1 Month LIBOR and 3 Month LIBOR, respectively.
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
See accompanying notes to consolidated financial statements

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
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
On July 10, 2017, the Company’s independent directors unanimously approved the termination of the investment sub-advisory agreement with AIM, effective as of July 11, 2017. Although the investment sub-advisory agreement and AIM's engagement as the Company’s investment sub-adviser were terminated, AIM continues to perform certain services for CIM and the Company. AIM is not paid a separate fee in exchange for such services, but is entitled to receive distributions as a member of CIM as described above.
On December 4, 2017, the members of CIM entered into a fourth amended and restated limited liability company agreement of CIM, or the Fourth Amended CIM LLC Agreement, under which AIM performs certain services for CIM, which include, among other services, providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. AIM may also, from time to time, provide the Company with access to potential investment opportunities made available on Apollo's credit platform on a similar basis as other third-party market participants. All of the Company's investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM's investment committee, which consists entirely of CIG senior personnel.
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
December 31, 2021
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

	Year Ended December 31, 2020	Year Ended December 31, 2019
Weighted average number of shares of common stock outstanding (as reported)	113,635,682	113,708,479
Weighted average number of shares of common stock outstanding (pro-forma)	56,817,920	56,855,618
Net (decrease) increase in net assets per share resulting from operations (as reported)	$(0.10)	$0.46
Net (decrease) increase in net assets per share resulting from operations (pro-forma)	$(0.19)	$0.91
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the accounts of the Company and its wholly-owned subsidiaries.  The Company is considered an investment company as defined in Accounting Standards Codification Topic 946, Financial Services – Investment Companies, or ASC 946. Accordingly, the required disclosures as outlined in ASC 946 are included in the Company’s consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. The Company does not consolidate its equity interests in CION SOF Funding, LLC, or CION SOF, or CION/EagleTree Partners, LLC, or CION/EagleTree. See Note 7 for a description of the Company’s investments in CION SOF and CION/EagleTree.
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

Short Term Investments

Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $87,917 and $73,597 of such investments at December 31, 2021 and 2020, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
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

Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of December 31, 2021 or 2020.

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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2018, 2019 and 2020.
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

During the first half of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which spread to over 100 countries, including the United States, and spread to every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 continued to be identified in additional countries, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Although countries, including the United States, have loosened these restrictions, such actions created and will continue to create disruption in global supply chains, and

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
adversely impacted many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19, including from new variants, such as Delta and Omicron. Actual results may materially differ from those estimates.

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
December 31, 2021
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

When CIM uses the discounted cash flow model to value the Company's investments, such model deemed appropriate by CIM is prepared for the applicable investments and reviewed by designated members of CIM’s management team. Such models are prepared at least quarterly or on an as needed basis. The model uses the estimated cash flow projections for the underlying investments and an appropriate discount rate is determined based on the latest financial information available for the borrower, prevailing market trends, comparable analysis and other inputs. The model, key assumptions, inputs, and results are reviewed by designated members of CIM’s management team with final approval from the board of directors.
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
As a practical expedient, the Company used net asset value, or NAV, as the fair value for its equity investments in CION SOF and BCP Great Lakes Fund LP, and the Company uses NAV as the fair value for its equity investments in CION/EagleTree. CION SOF and BCP Great Lakes Fund LP recorded, and CION/EagleTree records, its underlying investments at fair value on a quarterly basis in accordance with ASC 820.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
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

The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of December 31, 2021 and 2020.

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
December 31, 2021
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
The following table summarizes transactions with respect to shares of the Company’s common stock during the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021		2020		2019
	Shares	Amount	Shares(1)	Amount	Shares(1)	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	348,132	$6,515
Reinvestment of distributions	970,223	15,489	1,496,266	23,298	2,108,853	35,800
Total gross shares/proceeds	970,223	15,489	1,496,266	23,298	2,456,985	42,315
Sales commissions and dealer manager fees	—	—	—	—	—	(296)
Net shares/proceeds	970,223	15,489	1,496,266	23,298	2,456,985	42,019
Share repurchase program	(658,650)	(10,467)	(1,539,977)	(23,300)	(2,121,032)	(35,799)
Net shares/proceeds from (for) share transactions	311,573	$5,022	(43,711)	$(2)	335,953	$6,220
(1) The number of shares repurchased has been retroactively adjusted to reflect the Reverse Stock Split as discussed below.
Since commencing its initial continuous public offering on July 2, 2012 and through December 31, 2021, the Company sold 56,958,440 shares of common stock for net proceeds of $1,160,307 at an average price per share of $20.37. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $232,430, for which the Company repurchased 13,310,927 shares of common stock.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
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
Distribution Reinvestment Plan

In connection with the Listing of its shares of common stock on the NYSE, on September 15, 2021, the Company terminated its previous fifth amended and restated distribution reinvestment plan, or the Old DRP. The final distribution reinvestment under the Old DRP was made as part of the regular monthly distribution paid on September 14, 2021 to shareholders of record as of September 13, 2021. On September 15, 2021, the Company adopted a new distribution reinvestment plan, or the New DRP, which became effective as of the Listing, and first applied to the reinvestment of distributions paid after October 5, 2021. For additional information regarding the terms of the New DRP, see Note 5.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
The following table summarizes the share repurchases completed during the years ended December 31, 2020 and 2021:

Three Months Ended	Repurchase Date	Shares Repurchased(2)	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share(2)	Aggregate Consideration for Repurchased Shares
2020
March 31, 2020	March 30, 2020	538,115	13%	$15.00	$8,071
June 30, 2020(1)	N/A	882	N/A	15.00	14
September 30, 2020	N/A	—	N/A	N/A	—
December 31, 2020	December 30, 2020	1,000,980	20%	15.20	15,215
Total for the year ended December 31, 2020		1,539,977			$23,300

2021
March 31, 2021	March 24, 2021	337,731	6%	$15.67	$5,291
June 30, 2021	June 23, 2021	320,127	7%	16.13	5,163
September 30, 2021(3)	N/A	792	N/A	16.13	13
December 31, 2021	N/A	—	—	—	—
Total for the year ended December 31, 2021		658,650			$10,467
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

Since the Company has not yet entered into a 10b5-1 trading plan, during the period from September 15, 2021 to March 3, 2022, the Company did not repurchase any shares of common stock pursuant to the share repurchase policy.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)

Note 4. Transactions with Related Parties

For the years ended December 31, 2021, 2020 and 2019, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2021	2020	2019
CION Securities, LLC	Dealer manager	Dealer manager fees(1)	$—	$—	$121
CIM	Investment adviser	Management fees(2)	31,143	31,828	36,466
CIM	Investment adviser	Incentive fees(2)	6,875	7,631	20,087
CIM	Administrative services provider	Administrative services expense(2)	3,069	2,465	2,650
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(2)	105	56	146
			$41,192	$41,980	$59,470
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

The Company has entered into an investment advisory agreement with CIM. On November 13, 2020, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the investment advisory agreement for a period of twelve months commencing December 17, 2020. On April 5, 2021, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the amended and restated investment advisory agreement with CIM for a period of twenty four months, which was subsequently approved by shareholders on August 9, 2021. Pursuant to the investment advisory agreement, CIM was paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. Pursuant to the second amended and restated investment advisory agreement, which was effective upon the Listing on October 5, 2021, the annual base management fee was reduced to 1.5% of the average value of the Company’s gross assets (including cash pledged as collateral for the Company’s secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets), to the extent that the Company’s asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee will be reduced further to 1.0% for any such gross assets purchased with leverage resulting in the Company’s asset coverage ratio dropping below 200%. At the Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce the Company’s asset coverage ratio to 150%. As a result, commencing on December 31, 2021, the Company is required to maintain asset coverage for its senior securities of 150% (i.e., $2 of debt outstanding for each $1 of equity) rather than 200%. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the years ended December 31, 2021 and 2020, the Company recorded subordinated incentive fees on income of $6,875 and $7,631, respectively. As of December 31, 2021 and 2020, the liabilities recorded for subordinated incentive fees were $3,942 and $4,323, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the years ended December 31, 2021, 2020 and 2019, the Company had no liability for and did not record any capital gains incentive fees.

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

On January 30, 2013, the Company entered into the expense support and conditional reimbursement agreement with CIG, whereby CIG agreed to provide expense support to the Company in an amount that was sufficient to: (1) ensure that no portion of the Company’s distributions to shareholders was paid from its offering proceeds or borrowings, and/or (2) reduce the Company’s operating expenses until it achieved economies of scale sufficient to ensure that the Company bore a reasonable level of expense in relation to its investment income. On December 16, 2015, the Company further amended and restated the expense support and conditional reimbursement agreement for purposes of including AIM as a party to the agreement. On January 2, 2018, the Company entered into an expense support and conditional reimbursement agreement with CIM for purposes of, among other things, replacing CIG and AIM with CIM as the expense support provider pursuant to the terms of the expense support and conditional reimbursement agreement.

Pursuant to the expense support and conditional reimbursement agreement, the Company had a conditional obligation to reimburse CIM for any amounts funded by CIM under such agreement (i) if expense support amounts funded by CIM exceeded operating expenses incurred during any fiscal quarter, (ii) if the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeded the distributions paid by the Company to shareholders, and (iii) during any fiscal quarter that occurred within three years of the date on which CIM funded such amount. The obligation to reimburse CIM for any expense support provided by CIM under such agreement was further conditioned by the following: (i) in the period in which reimbursement was sought, the ratio of operating expenses to average net assets, when considering the reimbursement, could not have exceeded the ratio of operating expenses to average net assets, as defined, for the period when the expense support was provided; (ii) in the period when reimbursement was sought, the annualized distribution rate could not have fallen below the annualized distribution rate for the period when the expense support was provided; and (iii) the expense support could have only been reimbursed within three years from the date the expense support was provided.

Expense support, if any, was determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. For the years ended December 31, 2021, 2020 and 2019, the Company did not receive any expense support from CIM. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIM and the Company did not repay any expense support to CIM during the years ended December 31, 2021, 2020 or 2019.

On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. There was no unreimbursed expense support funded by CIM upon such expiration. The specific amount of expense support provided by CIM, if any, was determined at the end of each quarter.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
As of December 31, 2021 and 2020, the total liability payable to CIM and its affiliates was $12,332 and $13,275, respectively, which primarily related to fees earned by CIM during the three months ended December 31, 2021 and 2020, respectively.

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

The Company’s board of directors declared or ratified distributions for 11, 19 and 53 record dates during the years ended December 31, 2021, 2020 and 2019, respectively.

The following table presents distributions per share that were declared during the years ended December 31, 2021, 2020 and 2019:

	Distributions
Three Months Ended	Per Share(1)	Amount
2019
March 31, 2019 (thirteen record dates)	$0.3657	$20,772
June 30, 2019 (thirteen record dates)	0.3657	20,801
September 30, 2019 (thirteen record dates)	0.3657	20,798
December 31, 2019 (fourteen record dates)	0.3939	22,401
Total distributions for the year ended December 31, 2019	$1.4910	$84,772
2020
March 31, 2020 (thirteen record dates)	$0.3657	$20,793
June 30, 2020 (no record dates)	—	—
September 30, 2020 (two record dates)	0.1765	10,011
December 31, 2020 (four record dates)	0.5684	32,479
Total distributions for the year ended December 31, 2020	$1.1106	$63,283
2021
March 31, 2021 (three record dates)	$0.2648	$15,029
June 30, 2021 (three record dates)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530
(1) The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
On November 12, 2021, the Company’s co-chief executive officers declared a regular quarterly distribution of $0.28 per share for the first quarter of 2022 payable on March 30, 2022 to shareholders of record as of March 23, 2022. On March 8, 2022, the Company’s co-chief executive officers declared a regular quarterly distribution of $0.28 per share for the second quarter of 2022 payable on June 8, 2022 to shareholders of record as of June 1, 2022.
In connection with the Listing of its shares of common stock on the NYSE, on September 15, 2021, the Company terminated the Old DRP. The final distribution reinvestment under the Old DRP was made as part of the regular monthly distribution paid on September 14, 2021 to shareholders of record as of September 13, 2021. On September 15, 2021, the Company adopted the New DRP, which became effective as of the Listing and first applied to the reinvestment of distributions paid on December 8, 2021.
Under the Old DRP and prior to the Listing, distributions to participating shareholders who “opted in” to the Old DRP were reinvested in additional shares of the Company's common stock at a purchase price equal to the estimated net asset value per share of common stock as of the date of issuance.
Upon the Listing, all shareholders were automatically enrolled in the New DRP and will receive distributions as declared by the Company in additional shares of its common stock unless such shareholder affirmatively elects to receive an entire distribution in cash by notifying (i) such shareholder’s financial adviser; or (ii) if such shareholder has a registered account maintained at the Company’s transfer agent, the plan administrator. With respect to distributions to participating shareholders under the New DRP, the Company reserves the right to either issue new shares or cause the plan administrator to purchase shares in the open market in connection with implementation of the New DRP. Unless the Company, in its sole discretion, otherwise directs DST Asset Management Solutions, Inc., the plan administrator, (A) if the per share “market price” (as defined in the New DRP) is equal to or greater than the estimated net asset value per share on the payment date for the distribution, then the Company will issue shares at the greater of (i) the estimated net asset value or (ii) 95% of the market price, or (B) if the market price is less than the estimated net asset value, then, in the Company’s sole discretion, (i) shares will be purchased in open market transactions for the accounts of participating shareholders to the extent practicable, or (ii) the Company will issue shares at the estimated net asset value. Pursuant to the terms of the New DRP, the number of shares to be issued to a participating shareholder will be determined by dividing the total dollar amount of the distribution payable to a participating shareholder by the price per share at which the Company issues such shares; provided, however, that shares purchased in open market transactions by the plan administrator will be allocated to a participating shareholder based on the weighted average purchase price, excluding any brokerage charges or other charges, of all shares purchased in the open market with respect to such distribution. No other material terms of the Old DRP were amended in connection with the New DRP. If a shareholder receives distributions in the form of common stock pursuant to the New DRP, such shareholder generally will be subject to the same federal, state and local tax consequences as if they elected to receive distributions in cash. If the Company’s common stock is trading at or below net asset value, a shareholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of cash that such shareholder would have received if they had elected to receive the distribution in cash. If the Company’s common stock is trading above net asset value, a shareholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s common stock. The shareholder’s basis for determining gain or loss upon the sale of common stock received in a distribution will be equal to the total dollar amount of the distribution payable to the shareholder. Any stock received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares of common stock are credited to the shareholder’s account.

The Company may fund its distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies. Any such distributions can only be sustained if the Company maintains positive investment performance in future periods. There can be no assurances that the Company will maintain such performance in order to sustain these distributions or be able to pay distributions at all. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. As a result, CIM has no obligation to provide expense support to the Company in future periods. For the years ended December 31, 2021, 2020 and 2019, none of the Company's distributions resulted from expense support from CIM. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021			2020			2019
Source of Distribution	Per Share(1)	Amount	Percentage	Per Share(1)	Amount	Percentage	Per Share(1)	Amount	Percentage
Net investment income	$1.2592	$71,530	100.0%	$1.1106	$63,283	100.0%	$1.4910	$84,722	100.0%
Total distributions	$1.2592	$71,530	100.0%	$1.1106	$63,283	100.0%	$1.4910	$84,722	100.0%
(1) The per share amount has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3.
Note 6. Investments

The composition of the Company’s investment portfolio as of December 31, 2021 and 2020 at amortized cost and fair value was as follows:

	December 31, 2021			December 31, 2020
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,564,891	$1,526,989	91.6%	$1,266,564	$1,223,268	81.8%
Senior secured second lien debt	55,455	38,583	2.3%	171,480	151,506	10.1%
Collateralized securities and structured products - equity	3,885	2,998	0.2%	15,305	12,131	0.8%
Unsecured debt	26,777	26,616	1.6%	5,668	5,464	0.4%
Equity	53,379	70,936	4.3%	118,638	103,405	6.9%
Subtotal/total percentage	1,704,387	1,666,122	100.0%	1,577,655	1,495,774	100.0%
Short term investments(2)	87,917	87,917		73,597	73,597
Total investments	$1,792,304	$1,754,039		$1,651,252	$1,569,371
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
December 31, 2021
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Healthcare & Pharmaceuticals	$250,049	15.0%	$298,944	19.9%
Services: Business	240,316	14.4%	211,572	14.0%
Media: Diversified & Production	139,399	8.4%	108,078	7.2%
Services: Consumer	119,365	7.2%	85,254	5.7%
Chemicals, Plastics & Rubber	109,860	6.6%	141,654	9.5%
Diversified Financials	101,032	6.1%	37,214	2.5%
Media: Advertising, Printing & Publishing	94,610	5.7%	110,083	7.4%
Capital Equipment	82,795	5.0%	65,752	4.4%
High Tech Industries	65,544	3.9%	55,619	3.7%
Consumer Goods: Durable	58,124	3.5%	7,417	0.5%
Retail	56,726	3.4%	29,312	2.0%
Hotel, Gaming & Leisure	50,855	3.0%	21,920	1.5%
Beverage, Food & Tobacco	49,054	2.9%	69,975	4.7%
Consumer Goods: Non-Durable	45,682	2.7%	15,757	1.1%
Banking, Finance, Insurance & Real Estate	40,634	2.4%	41,211	2.8%
Aerospace & Defense	38,279	2.3%	35,751	2.4%
Energy: Oil & Gas	32,164	1.9%	28,136	1.9%
Construction & Building	27,585	1.7%	34,653	2.3%
Telecommunications	24,649	1.5%	46,638	3.1%
Automotive	14,367	0.9%	—	—
Transportation: Cargo	14,106	0.8%	19,001	1.3%
Metals & Mining	10,927	0.7%	10,147	0.7%
Forest Products & Paper	—	—	21,686	1.4%
Subtotal/total percentage	1,666,122	100.0%	1,495,774	100.0%
Short term investments	87,917		73,597
Total investments	$1,754,039		$1,569,371

	December 31, 2021		December 31, 2020
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,653,615	99.3%	$1,446,950	96.8%
Canada	8,739	0.5%	14,775	1.0%
Cayman Islands	2,998	0.2%	12,131	0.8%
Bermuda	770	—	676	—
Luxembourg	—	—	10,034	0.7%
Netherlands	—	—	7,651	0.5%
Cyprus	—	—	3,557	0.2%
Subtotal/total percentage	1,666,122	100.0%	1,495,774	100.0%
Short term investments	87,917		73,597
Total investments	$1,754,039		$1,569,371
(1)The geographic dispersion is determined by the portfolio company's country of domicile.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
As of December 31, 2021 and 2020, investments on non-accrual status represented 0.7% and 0.5%, respectively, of the Company's investment portfolio on a fair value basis.

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2021 and 2020, the Company’s unfunded commitments amounted to $107,247 and $43,130, respectively. As of March 3, 2022, the Company’s unfunded commitments amounted to $104,456. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

Note 7. Joint Ventures

CION/EagleTree Partners, LLC

On December 21, 2021, the Company formed CION/EagleTree, an off-balance sheet joint venture partnership with ET-BC Debt Opportunities, LP, or ET-BC, which is an affiliate of EagleTree Capital, LP, or EagleTree. EagleTree made a Firm-level investment with proprietary capital. CION/EagleTree will jointly pursue debt opportunities and special situation, crossover, subordinated and other junior capital investments that leverage the Company's and EagleTree's combined sourcing and portfolio management capabilities.

The Company contributed a portfolio of second lien loans and equity investments and ET-BC contributed proprietary Firm-level cash in exchange for 85% and 15%, respectively, of the senior secured notes, participating preferred equity, and common share interests of CION/EagleTree. The Company and ET-BC are not required to make any additional capital contributions to CION/EagleTree. The Company’s equity investment in CION/EagleTree is not redeemable. All portfolio and other material decisions regarding CION/EagleTree must be submitted to its board of managers, which is comprised of four members, two of whom were selected by the Company and the other two were selected by ET-BC. Further, all portfolio and other material decisions require the affirmative vote of at least one board member from the Company and one board member from ET-BC.

The Company also serves as administrative agent to CION/EagleTree to provide servicing functions and other administrative services. In certain cases, these servicing functions and other administrative services may be performed by CIM.

On December 21, 2021, CION/EagleTree issued senior secured notes of $61,629 to the Company and $10,875 to ET-BC, or the CION/EagleTree Notes. The CION/EagleTree Notes bear interest at a fixed rate of 14.0% per year and are secured by a first priority security interest in all of the assets of CION/EagleTree. The obligations of CION/EagleTree under the CION/EagleTree Notes are non-recourse to the Company.

In accordance with ASU 2015-02, Consolidation, the Company determined that CION/EagleTree is not a variable interest entity, or VIE. The Company's maximum exposure to losses from CION/EagleTree is limited to its investment in CION/EagleTree.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of December 31, 2021:

Portfolio Company	Index Rate(a)	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured Second Lien Debt
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026	1 Month LIBOR	Services: Business	$7,250	$7,214	$7,256
Carestream Health, Inc., L+1250, 1.00% LIBOR Floor, 8/8/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	12,460	12,057	12,242
Dayton Superior Corp., L+700, 2.00% LIBOR Floor, 12/4/2024	3 Month LIBOR	Construction & Building	1,477	1,479	1,478
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026	1 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,004	6,446
Ministry Brands, LLC, L+925, 1.00% LIBOR Floor, 6/2/2023	1 Month LIBOR	Services: Business	7,000	6,983	7,000
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/14/2026	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,776	14,925
Total Senior Secured Second Lien Debt				48,513	49,347
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026	(c)	Diversified Financials	10,000	9,997	9,856
Total Collateralized Securities and Structured Products - Equity				9,997	9,856
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)		Healthcare & Pharmaceuticals	6,030,384 Units	5,200	5,729
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)		Media: Diversified & Production	1,469 Units	486	1,704
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)		Media: Diversified & Production	255 Units	—	297
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)		Media: Diversified & Production	4,746 Units	—	2,572
BCP Great Lakes Fund LP, Partnership Interests (5.6% ownership)		Diversified Financials	N/A	11,118	11,224
Carestream Health Holdings, Inc., Warrants(d)		Healthcare & Pharmaceuticals	388 Units	500	801
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend		Healthcare & Pharmaceuticals	2,727,273 Units	7,564	7,964
Dayton HoldCo, LLC, Membership Units(d)		Construction & Building	37,264 Units	8,400	11,166
HDNet Holdco LLC, Preferred Unit Call Option(d)		Media: Diversified & Production	1 Unit	—	—
HW Ultimate Holdings, LP, Class A Membership Units, 4% Dividend		Capital Equipment	2,000,000 Units	2,002	2,021
Skillsoft Corp., Class A Common Stock(d)		High Tech Industries	243,425 Units	2,000	2,227
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)		Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Tenere Inc., Warrants(d)		Capital Equipment	N/A	1,166	1,235
Total Equity				38,436	46,940
TOTAL INVESTMENTS				$96,946	$106,143
a.The 1 and 3 month LIBOR rates were 0.10% and 0.21%, respectively, as of December 31, 2021.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2021, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2021.
b.Represents amortized cost for debt securities and cost for equity investments.
c.The CLO subordinated notes are considered equity positions in the CLO vehicles and are not rated. Equity investments are entitled to recurring distributions, which are generally equal to the remaining cash flow of the payments made by the underlying vehicle's securities less contractual payments to debt holders and expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
d.Non-income producing security.
The following table includes selected balance sheet information for CION/EagleTree as of December 31, 2021:

Selected Balance Sheet Information:	December 31, 2021
Investments, at fair value (amortized cost of $96,946)	$106,143
Cash and other assets	1,776
Dividend receivable on investments	265
Interest receivable on investments	109
Total assets	$108,293

Senior secured notes	$72,504
Other liabilities	735
Total liabilities	73,239
Members' capital	35,054
Total liabilities and members' capital	$108,293

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
The following table includes selected statement of operations information for CION/EagleTree for the period from December 21, 2021 (commencement of operations) through December 31, 2021:

Selected Statement of Operations Information:	Period from December 21, 2021 (Commencement of Operations) through December 31, 2021
Total revenues	$688
Total expenses	800
Net change in unrealized appreciation on investments	9,197
Net increase in net assets	$9,085

CION SOF Funding, LLC

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

In December 2020, the Company and BCP elected to wind-down the operations of CION SOF. On January 28, 2021, CION SOF sold all of its remaining debt and equity investments to the Company. On March 18, 2021, CION SOF declared final distributions and on March 19, 2021, distributed all remaining capital to the Company and BCP.

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

On October 2, 2019, CION SOF entered into a senior secured credit facility, or the SOF Credit Facility, with Morgan Stanley Bank, N.A., or MS, for borrowings of up to a maximum amount of $75,000. Advances under the SOF Credit Facility were available through October 2, 2022 and bore interest at a floating rate equal to the three-month LIBOR, plus a spread of (i) 3.0% per year through October 1, 2022 and (i) 3.5% per year thereafter through October 2, 2024. CION SOF's obligations to MS under the SOF Credit Facility were secured by a first priority security interest in all of the assets of CION SOF. The obligations of CION SOF under the SOF Credit Facility were non-recourse to the Company. On October 2, 2019, CION SOF drew down $64,702 of borrowings under the SOF Credit Facility. On December 14, 2020, CION SOF repaid to MS all amounts outstanding under the SOF Credit Facility.

For the years ended December 31, 2021 and 2020, the Company recorded dividend income from its equity interest in CION SOF of $0 and $3,518, respectively.

In accordance with ASU 2015-02, Consolidation, the Company determined that CION SOF was a VIE. However, the Company was not the primary beneficiary and therefore did not consolidate CION SOF. The Company's maximum exposure to losses from CION SOF was limited to its equity contribution to CION SOF.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
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
d.7-day effective yield as of December 31, 2020.
The following table includes selected balance sheet information for CION SOF as of December 31, 2020:

Selected Balance Sheet Information:	December 31, 2020
Investments, at fair value (amortized cost of $13,833)	$13,833
Cash and other assets	41
Interest receivable on investments	454
Total assets	$14,328

Other liabilities	$75
Total liabilities	75
Members' capital	14,253
Total liabilities and members' capital	$14,328
The following table includes selected statement of operations information for CION SOF for the years ended December 31, 2021 and 2020:

Selected Statement of Operations Information:	Year Ended December 31, 2021	Year Ended December 31, 2020
Total revenues	$29	$7,874
Total expenses	29	3,934
Net realized loss on investments	—	(3,427)
Net change in unrealized appreciation on investments	—	28
Net increase in net assets	$—	$541

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2021:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	L+3.10%	$550,000	$25,000	May 15, 2024
2026 Notes(1)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
UBS Facility	Repurchase Agreement	L+3.375%	125,000	25,000	November 19, 2023
More Term Loan(2)	Term Loan Facility Agreement	5.20%	30,000	—	September 30, 2024
			$830,000	$50,000
(1) As of December 31, 2021, the fair value of the 2026 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2021.
(2) As of December 31, 2021, the fair value of the More Term Loan was $30,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2021.

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

On May 15, 2020, 34th Street amended and restated the Amended JPM Credit Facility, or the Second Amended JPM Credit Facility, with JPM in order to fully repay all amounts outstanding under the Citibank Credit Facility and the MS Credit Facility (each as described below) and repay $100,000 of advances outstanding under the UBS Facility (as described below). Under the Second Amended JPM Credit Facility, the aggregate principal amount available for borrowings was increased from $275,000 to $700,000, of which $75,000 may be funded as a revolving credit facility, subject to conditions described in the Second Amended JPM Credit Facility, during the reinvestment period. Under the Second Amended JPM Credit Facility, the reinvestment period was extended until May 15, 2022 and the maturity date was extended to May 15, 2023. Advances under the Second Amended JPM Credit Facility bore interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.25% per year.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
On June 2, 2021 and October 19, 2021, 34th Street drew down $50,000 and $25,000 of borrowings under the Third Amended JPM Credit Facility, respectively. On December 13, 2021, 34th Street repaid $25,000 of borrowings under the Third Amended JPM Credit Facility.

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

As of December 31, 2021 and 2020, the principal amount outstanding on the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, respectively, was $550,000 and $625,000, respectively.

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
In connection with the Third Amended JPM Credit Facility, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the year ended December 31, 2021, 34th Street was in compliance with all covenants and reporting requirements.
The Company incurred debt issuance costs of $11,402 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of December 31, 2021 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility. At December 31, 2021, the unamortized portion of the debt issuance costs was $4,649.
For the years ended December 31, 2021 and 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, as applicable, were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Stated interest expense	$18,299	$19,069
Amortization of deferred financing costs	2,119	1,582
Non-usage fee	457	509
Total interest expense	$20,875	$21,160
Weighted average interest rate(1)	3.36%	3.90%
Average borrowings	$549,110	$493,122
(1) Includes the stated interest expense and non-usage fee on the unused portion of the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, as applicable, and is annualized for periods covering less than one year.

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
December 31, 2021
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

The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after February 11, 2021, if any, (iv) a minimum asset coverage ratio of not less than 200%, or 150% if the Company obtains the requisite shareholder approval and the Company's common stock is listed for trading on a national securities exchange, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the year ended December 31, 2021, the Company was in compliance with all covenants and reporting requirements.

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

As of December 31, 2021, the aggregate principal amount of 2026 Notes outstanding was $125,000.

Through December 31, 2021, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of December 31, 2021 and will amortize to interest expense over the term of the 2026 Notes. At December 31, 2021, the unamortized portion of the debt issuance costs was $2,195.

For the period from February 11, 2021 through December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

For the Period from February 11, 2021 through December 31, 2021
Stated interest expense	$5,062
Amortization of deferred financing costs	473
Total interest expense	$5,535
Weighted average interest rate(1)	4.50%
Average borrowings	$125,000
(1) Includes the stated interest expense on the 2026 Notes and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
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

Principal on the Notes will be due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding.

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
December 31, 2021
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

Pursuant to the Amended UBS Facility, on July 1, 2021 and December 14, 2021, UBS purchased Class A-R Notes held by Murray Hill Funding for an aggregate purchase price equal to 100% of the principal amount of Class A-R Notes purchased, which was $21,000 and $25,000, respectively. On August 20, 2021, Murray Hill Funding repurchased Class A-R Notes in the aggregate principal amount of $21,000 from UBS for an aggregate repurchase price of $21,000, which was then repaid by Murray Hill Funding II. The repurchase of the A-R Notes on August 20, 2021 resulted in a repayment of $21,000 of the outstanding amount of borrowings under the Amended UBS Facility.

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

Pursuant to the Amended UBS Facility, Murray Hill Funding made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility.

Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At December 31, 2021, all upfront fees and other expenses were fully amortized.

As of December 31, 2021, Notes in the aggregate principal amount of $125,000 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $125,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of December 31, 2021, the amount due at maturity under the Amended UBS Facility was $125,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
As of December 31, 2021, the fair value of assets held by Murray Hill Funding II was $237,452.

For the years ended December 31, 2021 and 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Stated interest expense	$3,731	$6,732
Non-usage fee	349	16
Amortization of deferred financing costs	—	360
Total interest expense	$4,080	$7,108
Weighted average interest rate(1)	3.86%	4.81%
Average borrowings	$104,110	$137,978
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

Through December 31, 2021, the Company incurred debt issuance costs of $992 in connection with obtaining the More Term Loan, which were recorded as a direct reduction to the outstanding balance of the More Term Loan, which is included in the Company’s consolidated balance sheet as of December 31, 2021 and will amortize to interest expense over the term of the More Term Loan. At December 31, 2021, the unamortized portion of the debt issuance costs was $784.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
For the period from April 14, 2021 through December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the More Term Loan were as follows:

For the Period from April 14, 2021 through December 31, 2021
Stated interest expense	$1,109
Non-usage fee	—
Amortization of deferred financing costs	208
Total interest expense	$1,317
Weighted average interest rate(1)	5.20%
Average borrowings	$30,000
(1) Includes the stated interest expense on the More Term Loan and is annualized for periods covering less than one year.

Citibank Credit Facility

On March 29, 2017, Flatiron Funding II entered into a senior secured credit facility with Citibank, N.A., or Citibank. The senior secured credit facility with Citibank, or the Citibank Credit Facility, provided for a revolving credit facility in an aggregate principal amount of $325,000, subject to compliance with a borrowing base. On July 11, 2017, Flatiron Funding II amended the Citibank Credit Facility, or the Amended Citibank Credit Facility, with Citibank to make certain immaterial administrative amendments as a result of the termination of AIM as the Company's investment sub-adviser as discussed in Note 1.

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
December 31, 2021
(in thousands, except share and per share amounts)
For the years ended December 31, 2021 and 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Second Amended Citibank Credit Facility were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Stated interest expense	$—	$3,171
Non-usage fee	—	288
Amortization of deferred financing costs	—	1,551
Total interest expense	$—	$5,010
Weighted average interest rate(1)	—	3.72%
Average borrowings	$—	$91,385
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
December 31, 2021
(in thousands, except share and per share amounts)
For the years ended December 31, 2021 and 2020, the components of interest expense, average borrowings, and weighted average interest rate for the Amended MS Credit Facility were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Stated interest expense	$—	$1,928
Amortization of deferred financing costs	—	1,544
Non-usage fee	—	87
Total interest expense	$—	$3,559
Weighted average interest rate(1)	—	4.50%
Average borrowings	$—	$43,984
(1) Includes the stated interest expense and non-usage fee, if any, on the unused portion of the Amended MS Credit Facility and is annualized for periods covering less than one year.

Note 9. Fair Value of Financial Instruments

The following table presents fair value measurements of the Company’s portfolio investments as of December 31, 2021 and 2020, according to the fair value hierarchy:

	December 31, 2021(1)				December 31, 2020(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,526,989	$1,526,989	$—	$—	$1,223,268	$1,223,268
Senior secured second lien debt	—	—	38,583	38,583	—	—	151,506	151,506
Collateralized securities and structured products - equity	—	—	2,998	2,998	—	—	12,131	12,131
Unsecured debt	—	—	26,616	26,616	—	—	5,464	5,464
Equity	3,404	—	37,736	41,140	2,409	—	75,913	78,322
Short term investments	87,917	—	—	87,917	73,597	—	—	73,597
Total Investments	$91,321	$—	$1,632,922	$1,724,243	$76,006	$—	$1,468,282	$1,544,288

(1) Excludes the Company's $29,796 investment in CION/EagleTree, which is measured at NAV.
(2) Excludes the Company's $12,472 investment in CION SOF and $12,611 investment in BCP Great Lakes Fund LP, which were measured at NAV.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2020	$1,223,268	$151,506	$12,131	$5,464	$75,913	$1,468,282
Investments purchased(1)	889,038	1,885	—	21,095	8,096	920,114
Net realized (loss) gain	(210)	(2,932)	670	—	6,350	3,878
Net change in unrealized appreciation	5,394	3,102	2,287	43	20,751	31,577
Accretion of discount	10,940	783	—	14	—	11,737
Sales and principal repayments(1)	(601,441)	(115,761)	(12,090)	—	(73,374)	(802,666)
Ending balance, December 31, 2021	$1,526,989	$38,583	$2,998	$26,616	$37,736	$1,632,922
Change in net unrealized appreciation (depreciation) on investments still held as of December 31, 2021(2)	$2,341	$(1,621)	$1,152	$43	$15,638	$17,553
(1) Includes non-cash restructured securities.
(2) Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

	Year Ended December 31, 2020
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2019	$1,351,767	$248,253	$7,212	$14,182	$4,900	$56,886	$1,683,200
Investments purchased(1)	431,954	7,119	—	—	753	29,075	468,901
Net realized (loss) gain	(59,106)	(11,384)	—	—	—	1,275	(69,215)
Net change in unrealized depreciation	(6,121)	(3,947)	—	(880)	(203)	(6,052)	(17,203)
Accretion of discount	11,662	1,538	—	—	14	—	13,214
Sales and principal repayments(1)	(506,888)	(90,073)	(7,212)	(1,171)	—	(5,271)	(610,615)
Ending balance, December 31, 2020	$1,223,268	$151,506	$—	$12,131	$5,464	$75,913	$1,468,282
Change in net unrealized depreciation on investments still held as of December 31, 2020(2)	$(25,414)	$(12,791)	$—	$(880)	$(203)	$(6,315)	$(45,603)
(1) Includes non-cash restructured securities.
(2) Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,292,635	Discounted Cash Flow	Discount Rates	5.5%	—	24.7%	9.9%
	183,768	Broker Quotes	Broker Quotes	N/A			N/A
	27,557	Market Comparable Approach	EBITDA Multiple	3.50x	—	6.00x	4.98x
	6,327		Revenue Multiple	2.25x			N/A
	16,702	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	24,408	Discounted Cash Flow	Discount Rates	8.5%	—	18.6%	12.7%
	14,175	Broker Quotes	Broker Quotes	N/A			N/A
Collateralized securities and structured products - equity	2,998	Discounted Cash Flow	Discount Rates	16.0%			N/A
Unsecured debt	26,616	Discounted Cash Flow	Discount Rates	12.7%	—	16.2%	13.6%
Equity	17,596	Market Comparable Approach	EBITDA Multiple	3.25x	—	21.50x	9.88x
	15,127		$ per kW	$325			N/A
	4,032		Revenue Multiple	0.68x	—	2.00x	1.87x
	981	Options Pricing Model	Expected Volatility	73.0%	—	84.2%	73.0%
Total	$1,632,922
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)

	December 31, 2020
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$881,684	Discounted Cash Flow	Discount Rates	5.5%	-	36.2%	11.0%
	305,974	Broker Quotes	Broker Quotes	N/A			N/A
	21,920	Market Comparable Approach	Revenue Multiple	2.33x			N/A
	9,361		EBITDA Multiple	2.50x			N/A
	4,329	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	121,865	Discounted Cash Flow	Discount Rates	8.7%	-	17.3%	11.9%
	25,763	Broker Quotes	Broker Quotes	N/A			N/A
	2,305	Market Comparable Approach	EBITDA Multiple	4.75x			N/A
	1,573		Revenue Multiple	0.20x			N/A
Collateralized securities and structured products - equity	12,131	Discounted Cash Flow	Discount Rates	12.0%	-	18.0%	13.5%
Unsecured debt	5,464	Discounted Cash Flow	Discount Rates	16.5			N/A
Equity	39,644	Market Comparable Approach	EBITDA Multiple	3.00x	-	18.50x	10.13x
	11,634		Revenue Multiple	0.20x	-	2.33x	1.56x
	7,988		$ per kW	$271.50			N/A
	16,481	Discounted Cash Flow	Discount Rates	18.5%			N/A
	163	Broker Quotes	Broker Quotes	N/A			N/A
	3	Options Pricing Model	Expected Volatility	60.0%	-	70.0%	70.0%
Total	$1,468,282
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
Note 10. General and Administrative Expense

General and administrative expense consisted of the following items for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Professional fees	$4,214	$1,490	$996
Transfer agent expense	1,290	1,189	1,289
Printing and marketing expense	990	378	102
Valuation expense	904	999	722
Accounting and administrative costs	759	680	567
Insurance expense	612	489	421
Director fees and expenses	516	450	472
Dues and subscriptions	411	342	343
Due diligence fees	—	—	61
Other expenses	109	68	72
Total general and administrative expense	$9,805	$6,085	$5,045

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
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

As of December 31, 2021 and 2020, the Company’s unfunded commitments were as follows:

Unfunded Commitments	December 31, 2021(1)	December 31, 2020(1)
Genesis Healthcare, Inc.	$35,000	$—
West Dermatology Management Holdings, LLC	6,308	7,655
RumbleOn, Inc.	6,000	—
Critical Nurse Staffing, LLC	5,899	—
Williams Industrial Services Group, Inc.	5,000	5,000
Mimeo.com, Inc.	5,000	1,000
Rogers Mechanical Contractors, LLC	4,808	—
Trademark Global, LLC	4,615	—
Molded Devices, Inc.	4,426	—
HW Acquisition, LLC	2,933	—
Instant Web, LLC	2,704	2,704
Coyote Buyer, LLC	2,500	2,500
American Health Staffing Group, Inc.	2,333	—
Moss Holding Company	2,232	2,232
Inotiv, Inc.	2,100	—
Foundation Consumer Healthcare, LLC	2,094	4,211
Sleep Opco, LLC	1,750	—
Extreme Reach, Inc.	1,744	1,744
American Media, Inc.	1,702	—
Bradshaw International Parent Corp.	1,445	—
NWN Parent Holdings LLC	1,380	—
Marble Point Credit Management LLC	1,250	—
Anthem Sports & Entertainment Inc.	1,167	1,333
RA Outdoors, LLC	1,049	—
Invincible Boat Company LLC	798	—
Appalachian Resource Company, LLC	500	2,500
H.W. Lochner, Inc.	275	—
American Teleconferencing Services, Ltd.	235	—
Palmetto Solar, LLC	—	3,262
CircusTrix Holdings, LLC	—	2,898
Geon Performance Solutions, LLC	—	2,586
BCP Great Lakes Fund LP	—	2,135
AMCP Staffing Intermediate Holdings III, LLC	—	1,370
Total	$107,247	$43,130
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  The Company intends to use cash on hand, short term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise.  For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2021 and 2020, refer to the table above and the consolidated schedules of investments. As of March 3, 2022, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $104,456.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
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
Note 12. Fee Income

Fee income consists of commitment fees, amendment fees, capital structuring and other fees, and administrative agent fees. The following table summarizes the Company’s fee income for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Capital structuring and other fees	$4,973	$968	$1,731
Amendment fees	869	3,550	2,033
Administrative agent fees	85	25	55
Commitment fees	—	—	80
Total	$5,927	$4,543	$3,899
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended December 31, 2021, 2020, 2019, 2018 and 2017:

	Years Ended December 31,
	2021	2020	2019	2018	2017
Per share data:(1)
Net asset value at beginning of year	$15.50	$16.80	$17.38	$18.28	$18.22
Results of operations:
Net investment income	1.31	1.39	1.54	1.61	1.42
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and gain (loss) on foreign currency(2)	0.79	(1.57)	(0.63)	(1.03)	0.08
Net realized gain and net change in unrealized appreciation on total return swap	—	—	—	—	0.03
Net increase (decrease) in net assets resulting from operations(2)	2.10	(0.18)	0.91	0.58	1.53
Shareholder distributions:
Distributions from net investment income	(1.26)	(1.12)	(1.49)	(1.49)	(1.37)
Distributions from net realized gains	—	—	—	—	(0.10)
Net decrease in net assets resulting from shareholders' distributions	(1.26)	(1.12)	(1.49)	(1.49)	(1.47)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—	—	0.01	—
Repurchases of common stock(4)	—	—	—	—	—
Net increase in net assets resulting from capital share transactions	—	—	—	0.01	—
Net asset value at end of year	$16.34	$15.50	$16.80	$17.38	$18.28
Shares of common stock outstanding at end of year(5)	56,958,440	56,646,867	56,690,578	56,354,579	57,890,882
Total investment return-net asset value(6)	14.43%	(0.94)%	5.55%	2.98%	8.76%
Total investment return-market value(7)	3.87%	—	—	—	—
Net assets at beginning of year	$878,256	$952,563	$979,271	$1,058,691	$999,763
Net assets at end of year	$930,512	$878,256	$952,563	$979,271	$1,058,691
Average net assets	$918,824	$875,846	$967,323	$1,035,861	$1,026,998
Ratio/Supplemental data:
Ratio of net investment income to average net assets	8.09%	8.99%	9.03%	8.71%	8.50%
Ratio of gross operating expenses to average net assets(8)	9.04%	9.72%	11.76%	9.46%	6.34%
Ratio of net operating expenses to average net assets	9.04%	9.72%	11.76%	9.46%	6.34%
Portfolio turnover rate(9)	52.04%	22.99%	31.59%	52.46%	68.07%
Total amount of senior securities outstanding	$830,000	$725,000	$841,042	$898,542	$711,465
Asset coverage ratio(10)	2.12	2.21	2.13	2.09	2.49
(1)The per share data for the years ended December 31, 2021, 2020, 2019, 2018 and 2017 was derived by using the weighted average shares of common stock outstanding during each period. The share information utilized to determine per share data in this table has been retroactively adjusted to reflect the Reverse Stock Split discussed in Note 3.
(2)The amount shown for net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase (decrease) in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
(3)The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the years ended December 31, 2021, 2020, 2019 and 2017. The Company's follow-on continuous public offering ended on January 25, 2019.
(4)Repurchases of common stock may cause an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the years ended December 31, 2021, 2020, 2019, 2018 and 2017.
(5)Shares of common stock outstanding has been retroactively adjusted to reflect the Reverse Stock Split discussed in Note 3.
(6)Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company's distribution reinvestment plan then in effect as described in Note 5. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full year are not annualized.
(7)Total investment return-market value for the year ended December 31, 2021 was calculated by taking the change in the market price of the Company's common stock since the Company’s Listing on October 5, 2021, and including the impact of distributions reinvested in accordance with the Company’s New DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
(8)Ratio of gross operating expenses to average net assets does not include expense support provided by CIM or CIG and/or AIM, if any.
(9)Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.
(10)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period (excluding unfunded commitments), divided by (ii) total senior securities outstanding at the end of the period. For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treated the outstanding total return swap notional amount at the end of the period, less the total amount of cash collateral posted by Flatiron Funding LLC under the total return swap, as well as unfunded commitments, as senior securities.

Note 14. Income Taxes

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute substantially all of its taxable income to its shareholders. In addition, by distributing during each calendar year at least 90% of its “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, the Company intends not to be subject to corporate level federal income tax or federal excise taxes. Accordingly, no federal income tax provision was required for the years ended December 31, 2021 or 2020. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

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

As of December 31, 2021 and 2020, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	December 31, 2021	December 31, 2020
Paid-in-capital in excess of par value	$(335)	$(355)
Accumulated losses	335	355
These permanent differences are primarily due to the reclassification of nondeductible expenses. These reclassifications had no effect on net assets.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV and were as follows for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021		2020		2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	$71,530	100.0%	$63,283	100.0%	$84,772	100.0%
Total	$71,530	100.0%	$63,283	100.0%	$84,772	100.0%
(1)Includes net short term capital gains of $0, $3,742 and $9 for the years ended December 31, 2021, 2020 and 2019, respectively.

See Note 5, Distributions, for further information.

As of December 31, 2021 and 2020, the components of accumulated earnings on a tax basis were as follows:

	December 31, 2021	December 31, 2020
Undistributed ordinary income	$7,156	$5,950
Other accumulated losses (1)	(59,977)	(1,793)
Net unrealized depreciation on investments and total return swap	(76,059)	(161,664)
Total accumulated losses	$(128,880)	$(157,507)
(1) Includes a short term capital loss carryforward of $22,372 and long term capital loss carryforward of 32,329 as of December 31, 2021.
As of December 31, 2021, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $28,028; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $104,087; the net unrealized depreciation was $76,059; and the aggregate cost of securities for Federal income tax purposes was $1,830,098.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2021
(in thousands, except share and per share amounts)
Note 15. Selected Quarterly Financial Data (unaudited)

The following is the selected quarterly financial data as of and for the years ended December 31, 2021 and 2020. The following information reflects all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$36,303	$38,021	$42,620	$40,404
Net investment income	17,599	18,686	19,612	18,410
Net realized and unrealized gains (loss) on investments and foreign currency	32,115	9,283	5,496	(2,437)
Net increase in net assets resulting from operations	49,714	27,969	25,108	15,973
Net increase in net assets resulting from operations per share of common stock(1)	0.88	0.49	0.44	0.28
Net asset value per share of common stock at end of quarter	16.12	16.34	16.52	16.34
Weighted average shares of common stock outstanding	56,753,521	56,747,687	56,774,323	56,958,440

Quarter Ended	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment income	$45,748	$35,808	$38,887	$43,399
Net investment income	21,661	13,916	21,420	21,731
Net realized and unrealized (loss) gain on investments and foreign currency	(127,573)	2,671	9,667	25,485
Net (decrease) increase in net assets resulting from operations	(105,912)	16,587	31,087	47,216
Net (decrease) increase in net assets resulting from operations per share of common stock(1)	(1.86)	0.29	0.55	0.83
Net asset value per share of common stock at end of quarter	14.58	14.86	15.24	15.50
Weighted average shares of common stock outstanding	56,852,369	56,655,760	56,707,775	57,056,443
(1)The sum of the quarterly amounts may not equal amounts reported for the years ended December 31, 2021 and 2020. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

In connection with the preparation of our annual consolidated financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2021, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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

Name(1)	Age	Position(s)
Interested Directors(2)(3)
Mark Gatto	49	Co-Chairman, Co-Chief Executive Officer and Director
Michael A. Reisner	51	Co-Chairman, Co-Chief Executive Officer and Director
Independent Directors(2)
Robert A. Breakstone	84	Director
Aron I. Schwartz	51	Director
Peter I. Finlay	60	Director
Earl V. Hedin	65	Director
Catherine K. Choi	50	Director
Edward J. Estrada	49	Director
Executive Officers Who Are Not Directors
Keith S. Franz	53	Chief Financial Officer and Treasurer
Gregg A. Bresner	54	President and Chief Investment Officer
Stephen Roman	40	Chief Compliance Officer and Secretary
Eric A. Pinero	46	Chief Legal Officer
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

Interested Directors

Mark Gatto serves as Co-Chairman of the Board and Co-Chief Executive Officer of our company (since 2011) and CIG. Mr. Gatto serves on the investment committee of CIM. In addition, Mr. Gatto is a Trustee, Co-President and Co-Chief Executive Officer and serves on the investment allocation committee of CION Ares Diversified Credit Fund, a diversified, closed-end management investment company. He joined CION Investments in 1999. Mr. Gatto was formerly Executive Vice President and Chief Acquisitions Officer from May 2007 through January 2008. He served as Executive Vice President of Business Development from May 2006 through May 2007 and Vice President of Marketing from August 2005 through February 2006. Mr. Gatto was also Associate General Counsel for CIG from November 1999 until October 2000. Previously, Mr. Gatto was an executive for a leading international product development and marketing company from 2000 through 2003 and later co-founded a specialty business-consulting firm in New York City where he served as its managing partner before re-joining CION Investments in 2005. Mr. Gatto was also an attorney in private practice from 1996 through 1999. Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Michael A. Reisner serves as Co-Chairman of the Board and Co-Chief Executive Officer of our company (since 2011) and CIG. Mr. Reisner serves on the investment committee of CIM. In addition, Mr. Reisner is a Trustee, Co-President and Co-Chief Executive Officer and serves on the investment allocation committee of CION Ares Diversified Credit Fund, a diversified, closed-end management investment company. He joined CION Investments in 2001. Mr. Reisner was formerly Chief Financial Officer from January 2007 through April 2008. Mr. Reisner was also formerly Executive Vice President — Originations from February 2006 through January 2007. Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006. Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney in private practice in New York. Mr. Reisner received a J.D., cum laude, from New York Law School and a B.A. from the University of Vermont.

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

Catherine K. Choi has served as a member of our Board since 2021. Ms. Choi has served as President of BULBRITE Industries, a leading manufacturer and supplier of energy-efficient lighting solutions, since 2009. Founded 50 years ago by her parents, BULBRITE is a family-owned business renowned for its commitment to innovation, education and exceptional service. In her role as President, Ms. Choi oversees all aspects of the company’s operations including sales, marketing, operations, manufacturing and product development. During her tenure as President of BULBRITE, Ms. Choi has expanded sales and services to a broader community and distributor base throughout North America. She has helped expand the breadth of the company’s product line to LED decorative bulbs and patio string lights as well as a line of smart bulbs, Bulbrite Solana®, that has been featured in the Washington Post, Dwell, House Beautiful and Apartment Therapy.

Recipient of the 2021 Women in Lighting Leadership Award and Residential Lighting Industry Leadership Award in 2010, Ms. Choi is an active leader in the lighting industry, current serving on the Lighting Board of Governors for the Dallas Market Center since 2018, and was a former Chair of the American Lighting Association Education Foundation Board from 2013 to 2015. She is an ALA Certified Lighting Specialist. Ms. Choi was recognized as a Woman of Influence in 2013 by the NJ Commerce and Industry Association. She is also an elected member of the President’s Council for Cornell Women since 2017, and has served as a director for the Ridgewood Public Library Foundation since 2017 and for a privately held company in NJ since 2015. Ms. Choi earned her MBA from New York University in 1996 and her BA from Cornell University in 1993. She is the Co-Chair of the NYU Stern Women in Business Alumnae Group, and Advisory Council Member for the Seton Hall Business School Leadership Program.

Edward J. Estrada has served as a member of our Board since 2021. Mr. Estrada has been in private legal practice since 1997. He has been a partner with the global law firm, Reed Smith, LLP, since 2007. In addition to his practice in Reed Smith, LLP’s Global Financial Industry Group, he also serves as a director for a family foundation since 2021 and as an advisory and executive board member for certain non-profit businesses. Ed counsels his clients in a wide range of business matters, including acting as outside counsel, and addressing their regulatory, transactional and litigation needs. Ed has held multiple leadership positions at Reed Smith, LLP, most recently as global chair of the firm’s Financial Industry Group from 2016 to 2021. Ed has also served as co-head of Reed Smith, LLP’s U.S. Litigation Group (2010 to 2012), has served two terms on the firm’s Executive Committee (2009 and 2014), has served as Managing Partner of the New York Office (2012 to 2014), and has served as the firm’s Global Head of Business Strategy on the firm’s Senior Management Team (2014 to 2016). In his practice, and in his role as global chair of Reed Smith, LLP’s Financial Industry Group, Ed has counseled clients ranging from private funds to investment and regional banks, and is responsible for identifying and responding to market and industry trends. Mr. Estrada received his J.D. from George Washington Law School in 1997 and his B.A. from Cornell University in 1994.

Classes of Directors:

As stated above, our directors are divided into three classes, each holding office for a three-year term. At each annual meeting of shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.

Class I (Serve Until the Annual Meeting of Shareholders in 2022)	Class II (Serve Until the Annual Meeting of Shareholders in 2023)	Class III (Serve Until the Annual Meeting of Shareholders in 2024)
Peter I. Finlay	Robert A. Breakstone	Mark Gatto
Earl V. Hedin	Aron I. Schwartz	Michael A. Reisner
Edward J. Estrada	Catherine K. Choi	-
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

Eric. A Pinero has served as our Chief Legal Officer since November 2021 and as Senior Director and Counsel of CIG and its affiliated entities since July 2013. During his tenure at CIG, Mr. Pinero has advised on all legal, compliance and regulatory matters, including, among others, matters related to corporate and securities law compliance for CIG as well as CIG’s sponsored alternative investment products, including our company. Prior to joining CIG in 2013, Mr. Pinero was an attorney with several highly regarded regional law firms representing both issuers and underwriters concentrating on securities law compliance, public and private debt and equity securities offerings, mergers and acquisitions, and a diverse range of corporate and commercial transactions. Mr. Pinero received a B.S. in Political Science and History from Roger Williams University and a J.D. from Brooklyn Law School.

Corporate Governance

Risk Oversight and Board Structure

The Board oversees our business and investment activities and is responsible for protecting the interests of our shareholders. The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Pursuant to our charter and bylaws, the Board may modify the number of directors on the Board, provided that the number of directors will not be fewer than one, the minimum number required by the Maryland General Corporation Law, or greater than twelve. Pursuant to our charter, our directors are divided into three classes. Each class of directors will hold office for a three-year term. However, the initial members of the three classes had initial terms of one, two and three years, respectively. At each annual meeting of shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. Each director will hold office for the term to which he or she is elected and serve until his or her successor is duly elected and qualified. The Board is currently comprised of eight directors, six of whom are independent.

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

The Board has determined that the following directors are independent directors pursuant to Section 2(a)(19) of the 1940 Act and as required by Rule 303A.00 in the NYSE Listed Company Manual: Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada. Based upon information requested from each director concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the independent directors has, or within the last two years had, a material business or professional relationship with us, other than in his capacity as a member of the Board or any Board committee or as a shareholder. The Board does not currently have a lead independent director. The Board, after considering various factors, including, among other things, its current duties, responsibilities and our overall business, has concluded that its structure is appropriate at this time. The Board will continue to monitor our structure and determine whether it remains appropriate based on the complexity of our operations.

There have been no purchases or sales of securities of CIM or its parent or subsidiaries by any of our directors since the beginning of the most recently completed fiscal year.

Committees of the Board

The Board has established a standing audit committee, a standing nominating and corporate governance committee and a standing compensation committee. The Board met eight times and took action by unanimous written consent seven times during the fiscal year ended December 31, 2021. Each director attended more than 95% of the aggregate of all meetings of the Board held during the fiscal year ended December 31, 2021. We do not have a formal policy regarding director attendance at an annual meeting of shareholders.

Audit Committee

The members of our audit committee are Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada, each of whom meets the independence standards established by the SEC for audit committees and is independent for purposes of the 1940 Act and the NYSE Listed Company Manual. Mr. Schwartz serves as chairman of the audit committee. The Board has determined that Mr. Schwartz is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The audit committee operates pursuant to a written charter and meets periodically as necessary. A copy of the audit committee’s charter is available on our website: www.cionbdc.com. The audit committee is responsible for selecting, engaging and discharging our independent registered public accounting firm (the “independent accountants”), reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The audit committee also establishes guidelines, reviews preliminary valuations and makes recommendations to the Board regarding the valuation of our loans and other investments. The audit committee met seven times in 2021.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada, each of whom meets the independence standards established by the SEC for governance committees and is independent for purposes of the 1940 Act and the NYSE Listed Company Manual. Mr. Breakstone serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee operates pursuant to a written charter and meets periodically as necessary. A copy of the nominating and corporate governance committee’s charter is available on our website: www.cionbdc.com. The nominating and corporate governance committee is responsible for selecting, researching, and nominating directors for election by our shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management. The nominating and corporate governance committee will consider shareholders’ proposed nominations for directors. The nominating and corporate governance committee met four times in 2021.

The nominating and corporate governance committee considers candidates suggested by its members and other directors, as well as our management and shareholders. A shareholder who wishes to recommend a prospective nominee for the Board must provide notice to our corporate secretary in accordance with the requirements set forth in our bylaws, the nominating and corporate governance committee charter and any applicable law, rule or regulation regarding director nominations. Nominations should be sent to Stephen Roman, Corporate Secretary, CĪON Investment Corporation, 3 Park Avenue, 36th Floor, New York, NY 10016. To have a candidate considered by the nominating and corporate governance committee, a shareholder must submit the recommendation in writing and must include the following information:
•The name of the shareholder and evidence of the person’s ownership of shares, including the number of shares owned and the length of time of the ownership;
•The name of the candidate, the candidate’s resume or a listing of his or her qualifications to be a director of our company and the person’s consent to be named as a director if selected by the nominating and corporate governance committee and nominated to the Board; and
•If requested by the nominating and corporate governance committee, a completed and signed director’s questionnaire.

Compensation Committee

The members of our compensation committee are Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada, each of whom meets the independence standards established by the SEC for compensation committees and is independent for purposes of the 1940 Act and the NYSE Listed Company Manual. We currently do not have a chairperson of the compensation committee. The compensation committee operates pursuant to a written charter and meets periodically as necessary. A copy of the compensation committee’s charter is available on our website: www.cionbdc.com. The compensation committee is responsible for determining, or recommending to the Board for determination, the compensation, if any, of our co-chief executive officers and all other executive officers. The compensation committee also assists the Board with matters related to compensation generally, except with respect to compensation of the directors.

Our executive officers do not receive any direct compensation from us. However, the compensation payable to CIM pursuant to the investment advisory agreement has been separately approved by a majority of the independent directors, as well as our shareholders in 2021. As none of our executive officers currently is compensated by us, the compensation committee does not produce and/or review a report on executive compensation practices. The compensation committee did not hold any formal meetings in 2021.

Compensation of Directors

Directors who do not also serve in an executive officer capacity for us or CIM are entitled to receive annual cash retainer fees, fees for attending Board and committee meetings and annual fees for serving as a committee chairperson. These directors are Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada. These directors are paid (i) annual cash retainer fees of $90,000; (ii) fees for attending Board and committee meetings (in-person or telephonically) of $800 per meeting; and (iii) annual fees of $25,000 for serving as a committee chairperson (per committee). Amounts payable under this arrangement are determined and paid quarterly in arrears.

We also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time. We did not pay compensation to our directors who also serve in an executive officer capacity for us or CIM for the year ended December 31, 2021.

Our directors were paid compensation of $512,433 in connection with their service on the Board during the year ended December 31, 2021. No director or executive officer receives pension or retirement benefits from us.

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

Code of Business Conduct

We have adopted a code of business conduct pursuant to Rule 17j-1 promulgated under the 1940 Act, which applies to, among others, our officers, including our Co-Chief Executive Officers and our Chief Financial Officer, as well as the members of the Board. Our code of business conduct can be accessed via our website at www.cionbdc.com. We intend to disclose any amendments to or waivers of required provisions of the code of business conduct on Form 8-K or on our website.

Practice and Policies Regarding Personal Trading and Hedging of Equity

We have also established a policy designed to prohibit the officers, directors, and certain employees of CIM and its affiliates from purchasing or selling our shares while in possession of material nonpublic information, or otherwise using such information for their personal benefit or in any manner that would violate applicable laws and regulations. The policy also prohibits all directors and officers from engaging in hedging or monetization transactions or similar arrangements with respect to our securities without prior approval of our chief compliance officer.

Corporate Governance Guidelines

We have adopted corporate governance guidelines pursuant to Section 303A.09 of the NYSE Listed Company Manual, which can be accessed via our website at www.cionbdc.com.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth, as of March 3, 2022, the beneficial ownership of our executive officers and directors, each person known to us to beneficially own 5% or more of our outstanding shares, and all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC, information furnished by our transfer agent and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 3 Park Avenue, 36th Floor, New York, NY 10016.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors:
Mark Gatto(3)	27,805.55		*
Michael A. Reisner(3)	27,805.55		*
Independent Directors:
Robert A. Breakstone	None	None
Peter I. Finlay	None	None
Aron I. Schwartz	None	None
Earl V. Hedin(4)	5,431.18		*
Catherine K. Choi	None	None
Edward J. Estrada	3,695.00		*
Executive Officers:
Keith S. Franz	15,000.00		*
Gregg A. Bresner(5)	15,099.00		*
Stephen Roman	3,000.00		*
Eric A. Pinero	None	None
All Executive Officers and Directors as a group (12 persons)	97,836.28		*
* Less than 1%.
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2) Based on a total of 56,958,440 shares issued and outstanding on March 3, 2022.
(3) CIG is the record holder of 55,611.10 shares. Messrs. Gatto and Reisner control CIG and, as a result, may be deemed to be the indirect beneficial owners of the shares held by CIG. As permitted by Rule 16a-1(a)(4) under the Exchange Act, Messrs. Gatto and Reisner disclaim beneficial ownership of the shares held by CIG except to the extent of their respective pecuniary interest therein.
(4) The Hudson Partners Group Incentive Savings Trust is the record holder of these shares. Mr. Hedin is the indirect beneficial owner with sole voting and investment power with respect to the shares held by The Hudson Partners Group Incentive Savings Trust.
(5) Mr. Bresner is the record holder of 13,599 shares and an investment retirement account is the record holder of 1,500 shares. Mr. Bresner is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the investment retirement account.

DOLLAR RANGE OF SECURITIES BENEFICIALLY OWNED BY DIRECTORS

The following table sets forth, as of March 3, 2022, the dollar range of our equity securities that are beneficially owned by each of our directors.

Name of Director	Dollar Range of Equity Securities Beneficially Owned in the Company(1)(2)(3)
Independent Directors:
Robert A. Breakstone	None
Peter I. Finlay	None
Aron I. Schwartz	None
Earl V. Hedin	$50,001 – $100,000
Catherine K. Choi	None
Edward J. Estrada	$10,001 – $50,000
Interested Directors:
Mark Gatto	$100,001 – $500,000
Michael A. Reisner	$100,001 – $500,000
(1) Beneficial ownership determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
(2) The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $12.21 on March 3, 2022 on the NYSE.
(3) The dollar range of equity securities beneficially owned are: None, $1—$10,000, $10,001—$50,000, $50,001—$100,000, $100,001—$500,000, $500,001—$1,000,000, or over $1,000,000.
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

Share Repurchase Policy

On September 15, 2021, our board of directors, including the independent directors, approved a share repurchase policy authorizing us to repurchase up to $50 million of our outstanding common stock after the Listing. Under the share repurchase policy, we expect to purchase shares of our common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at our discretion. Factors are expected to include, but are not limited to, share price, trading volume and general market conditions, along with our general business conditions. The policy may be suspended or discontinued at any time and does not obligate us to acquire any specific number of shares of our common stock.

As part of the share repurchase policy, we intend to enter into a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act based in part on historical trading data with respect to our shares. The 10b5-1 trading plan would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan will be administered by an independent broker and will be subject to price, market volume and timing restrictions.

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

Co-Investment Opportunities

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments with entities with which we may be prohibited from doing so under the 1940 Act, such as CIM and its affiliates, unless we obtain an exemptive order from the SEC. We have filed an application with the SEC seeking an exemptive order from such restrictions, but there can be no assurances the SEC will ultimately grant the relief sought in the exemptive application. Co-investments made under the exemptive relief, if granted, would be subject to compliance with the conditions and other requirements contained in the exemptive relief provided by the SEC. We are limited in our ability to engage in co-investment transactions with CIM and its affiliates without exemptive relief from the SEC. Even if we receive exemptive relief, CIM’s investment committee may determine that we should not participate in a co-investment transaction.

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
Item 14. Principal Accountant Fees and Services
RSM US LLP, or RSM, has served as our independent registered public accounting firm since March 26, 2019 and has been selected to continue serving as our independent registered public accounting firm for the fiscal year ending December 31, 2022. We know of no direct financial or material indirect financial interest of RSM in us.

Fees

RSM has acted as our independent registered public accounting firm for the fiscal years ended December 31, 2021, 2020 and 2019. Set forth in the table below are audit fees and non-audit related fees billed to us by RSM for professional services performed for our fiscal years ended December 31, 2021 and 2020.

Fiscal Year	Audit Fees*	Audit-Related Fees**	Tax Fees***	All Other Fees****
2021	$715,981	$—	$—	$—
2020	$749,336	$—	$20,374	$—

*	“Audit Fees” consist of fees billed to us by RSM for professional services rendered for the audit of our year-end financial statements. These fees billed include fees related to RSM's review of our debt offering document.
**
“Audit-Related Fees” are those fees billed to us by RSM relating to audit services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

***	“Tax Fees” are those fees billed to us by RSM in connection with tax compliance services, including primarily the review of our income tax returns.
****	“All Other Fees” are those fees billed to us by RSM in connection with permitted non-audit services.
Our audit committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for us. All of the audit and non-audit services described above for which RSM billed us for the fiscal years ended December 31, 2021 and 2020 were pre-approved by the audit committee.

Audit Committee Report(1)

As part of its oversight of the financial statements of CĪON Investment Corporation, or the Company, the Audit Committee reviewed and discussed with both management and RSM US LLP, the Company’s independent registered public accounting firm, the Company’s consolidated financial statements to be filed with the SEC for the fiscal year ended December 31, 2021. Management advised the Audit Committee that all financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and reviewed significant accounting issues with the Audit Committee. The Audit Committee also discussed with RSM US LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T, and by the Auditing Standards Board of the American Institute of Certified Public Accountants.

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax, and other services to be provided by RSM US LLP. Pursuant to the policy, the Audit Committee pre-approves the audit and non-audit services performed by RSM US LLP in order to assure that the provision of such service does not impair such firm’s independence.

Any requests for audit, audit-related, tax, and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by RSM US LLP to management.

The Audit Committee received and reviewed the written disclosures and the letters from RSM US LLP required by the applicable requirements of the Public Company Accounting Oversight Board regarding RSM US LLP’s communications with the Audit Committee concerning independence and has discussed with RSM US LLP its independence. The Audit Committee has reviewed the audit fees paid by the Company to RSM US LLP. It has also reviewed non-audit services and fees to assure compliance with the Company’s and the Audit Committee’s policies restricting RSM US LLP from performing services that might impair its independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements of the Company as of and for the years ended December 31, 2021, 2020 and 2019 be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for filing with the SEC.

March 8, 2022

The Audit Committee
Aron I. Schwartz, Chair
Robert A. Breakstone
Peter I. Finlay
Earl V. Hedin
Catherine K. Choi
Edward J. Estrada
_______________________
(1) The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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
3.    Exhibits

The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference:

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

4.4	Description of Registrant’s Securities*
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

23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 9, 2022
CĪON Investment Corporation
(Registrant)
By:  /s/ Michael A. Reisner
Michael A. Reisner
        Co-Chief Executive Officer
By:  /s/ Mark Gatto
Mark Gatto
        Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 9, 2022
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
        Director
By:  /s/ Earl V. Hedin
Earl V. Hedin
        Director
By: /s/ Catherine K. Choi
Catherine K. Choi
Director
By: /s/ Edward J. Estrada
Edward J. Estrada
Director