Form 10-Q
period 2022-03-31
CION Investment Corp
filed 2022-05-12
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes [ ] No [x]
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 5, 2022 was 56,948,440.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,576,679 and $1,617,126, respectively)	$1,533,188	$1,581,124
Non-controlled, affiliated investments (amortized cost of $144,704 and $91,476, respectively)	130,934	81,490
Controlled investments (amortized cost of $83,702 and $83,702, respectively)	91,175	91,425
Total investments, at fair value (amortized cost of $1,805,085 and $1,792,304, respectively)	1,755,297	1,754,039
Cash	17,500	3,774
Interest receivable on investments	21,298	21,549
Receivable due on investments sold and repaid	7,303	2,854
Prepaid expenses and other assets	3,618	466
Total assets	$1,805,016	$1,782,682

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $7,636 and $7,628, respectively)	$867,364	$822,372
Payable for investments purchased	—	11,327
Accounts payable and accrued expenses	862	1,922
Interest payable	3,173	4,339
Accrued management fees	6,655	6,673
Accrued subordinated incentive fee on income	4,133	3,942
Accrued administrative services expense	376	1,595
Total liabilities	882,563	852,170

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
56,958,440 and 56,958,440 shares issued and outstanding, respectively	57	57
Capital in excess of par value	1,059,989	1,059,989
Accumulated distributable losses	(137,593)	(129,534)
Total shareholders' equity	922,453	930,512
Total liabilities and shareholders' equity	$1,805,016	$1,782,682
Net asset value per share of common stock at end of period	$16.20	$16.34

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Year Ended December 31,
	2022	2021	2021
	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$30,994	$26,102	$119,792
Paid-in-kind interest income	4,606	6,135	17,306
Fee income	949	933	5,927
Dividend income	46	82	366
Non-controlled, affiliated investments
Interest income	1,023	1,401	4,961
Paid-in-kind interest income	1,445	823	3,160
Fee income	493	—	—
Dividend income	—	827	5,576
Controlled investments
Interest income	2,127	—	260
Total investment income	41,683	36,303	157,348
Operating expenses
Management fees	6,655	7,783	31,143
Administrative services expense	720	684	3,069
Subordinated incentive fee on income	4,133	—	6,875
General and administrative	2,222	2,678	9,805
Interest expense	8,459	7,548	31,807
Total operating expenses	22,189	18,693	82,699
Net investment income before taxes	19,494	17,610	74,649
Income tax expense, including excise tax	11	11	342
Net investment income after taxes	19,483	17,599	74,307
Realized and unrealized (losses) gains
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	28	26	(4,100)
Non-controlled, affiliated investments	(97)	(1,080)	8,010
Controlled investments	—	(3,067)	(3,067)
Foreign currency	—	(7)	(3)
Net realized (losses) gains	(69)	(4,128)	840
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(7,495)	19,238	25,566
Non-controlled, affiliated investments	(3,780)	13,938	7,261
Controlled investments	(250)	3,067	10,790
Net change in unrealized (depreciation) appreciation	(11,525)	36,243	43,617
Net realized and unrealized (losses) gains	(11,594)	32,115	44,457
Net increase in net assets resulting from operations	$7,889	$49,714	$118,764
Per share information—basic and diluted(1)
Net increase in net assets per share resulting from operations	$0.14	$0.88	$2.09
Net investment income per share	$0.34	$0.31	$1.31
Weighted average shares of common stock outstanding	56,958,440	56,753,521	56,808,960
(1) As discussed in Note 3, the Company completed a two-to-one reverse stock split, effective as of September 21, 2021. The weighted average shares used in the computation of the net increase in net assets per share resulting from operations and net investment income per share reflect the reverse stock split on a retroactive basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Year Ended December 31,
	2022	2021	2021
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$19,483	$17,599	$74,307
Net realized (loss) gain on investments	(69)	(4,121)	843
Net realized loss on foreign currency	—	(7)	(3)
Net change in unrealized (depreciation) appreciation on investments	(11,525)	36,243	43,617
Net increase in net assets resulting from operations	7,889	49,714	118,764
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(15,948)	(15,029)	(71,530)
Net decrease in net assets resulting from shareholders' distributions	(15,948)	(15,029)	(71,530)
Changes in net assets from capital share transactions:
Reinvestment of shareholders' distributions	—	5,292	15,489
Repurchase of common stock	—	(5,291)	(10,467)
Net increase in net assets resulting from capital share transactions	—	1	5,022

Total (decrease) increase in net assets	(8,059)	34,686	52,256
Net assets at beginning of period	930,512	878,256	878,256
Net assets at end of period	$922,453	$912,942	$930,512
Net asset value per share of common stock at end of period(1)	$16.20	$16.12	$16.34
Shares of common stock outstanding at end of period(1)	56,958,440	56,649,901	56,958,440
(1) As discussed in Note 3, the Company completed a two-to-one reverse stock split, effective as of September 21, 2021. The shares outstanding used in the computation of net asset value per share reflect the reverse stock split on a retroactive basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,		Year Ended December 31,
	2022	2021	2021
	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$7,889	$49,714	$118,764
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net accretion of discount on investments	(2,496)	(3,172)	(11,738)
Proceeds from principal repayment of investments	58,747	174,274	568,907
Purchase of investments	(137,823)	(183,634)	(920,039)
Paid-in-kind interest and dividends capitalized	(6,051)	(7,515)	(21,734)
Decrease (increase) in short term investments, net	72,154	(13,996)	(14,319)
Proceeds from sale of investments	2,284	15,000	259,050
Net realized loss (gain) on investments	69	4,121	(843)
Net change in unrealized depreciation (appreciation) on investments	11,525	(36,243)	(43,617)
Amortization of debt issuance costs	692	749	2,800
(Increase) decrease in interest receivable on investments	584	(722)	(4,400)
(Increase) decrease in dividends receivable on investments	—	(270)	45
(Increase) decrease in receivable due on investments sold and repaid	(4,449)	(33,722)	3,339
(Increase) decrease in prepaid expenses and other assets	(3,152)	1,121	1,322
Increase (decrease) in payable for investments purchased	(11,327)	40,084	11,194
Increase (decrease) in accounts payable and accrued expenses	(1,060)	227	1,228
Increase (decrease) in interest payable	(1,166)	217	1,839
Increase (decrease) in accrued management fees	(18)	115	(995)
Increase (decrease) in accrued administrative services expense	(1,219)	(876)	330
Increase (decrease) in subordinated incentive fee on income payable	191	(4,323)	(381)
Net cash (used in) provided by operating activities	(14,626)	1,149	(49,248)
Financing activities:
Repurchase of common stock	—	(5,291)	(10,467)
Shareholders' distributions paid	(15,948)	(9,737)	(56,041)
Repayments under financing arrangements	—	(125,000)	(171,000)
Borrowings under financing arrangements	45,000	125,000	276,000
Debt issuance costs paid	(700)	(4,394)	(5,384)
Net cash provided by (used in) financing activities	28,352	(19,422)	33,108
Net increase (decrease) in cash and restricted cash	13,726	(18,273)	(16,140)
Cash and restricted cash, beginning of period	3,774	19,914	19,914
Cash and restricted cash, end of period	$17,500	$1,641	$3,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,925	$6,582	$27,129
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$—	$5,292	$15,489
Restructuring of portfolio investment	$—	$—	$5,455
Cash interest receivable exchanged for additional securities	$—	$1,304	$1,304
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2022
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 173.2%
Adapt Laser Acquisition, Inc., L+1200, 1.00% LIBOR Floor, 12/31/2023(t)	3 Month LIBOR	Capital Equipment	$11,147	$11,147	$8,946
Adapt Laser Acquisition, Inc., L+1000, 1.00% LIBOR Floor, 12/31/2023	3 Month LIBOR	Capital Equipment	2,000	2,000	1,605
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	6,473	6,406	6,473
AHF Parent Holding, Inc., S+625, 0.75% SOFR Floor, 2/1/2028(n)	3 Month SOFR	Construction & Building	3,000	2,948	2,955
Allen Media, LLC, S+550, 0.00% SOFR Floor, 2/10/2027(n)	3 Month SOFR	Media: Diversified & Production	8,932	8,851	8,882
ALM Media, LLC, L+700, 1.00% LIBOR Floor, 11/25/2024(m)(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	17,750	17,546	17,306
American Clinical Solutions LLC, 7.00%, 12/31/2022(m)	None	Healthcare & Pharmaceuticals	3,500	3,472	3,456
American Consolidated Natural Resources, Inc., L+1600, 1.00% LIBOR Floor, 9/16/2025(m)(t)	3 Month LIBOR	Metals & Mining	382	291	395
American Health Staffing Group, Inc., L+600, 1.00% LIBOR Floor, 11/19/2026(m)	3 Month LIBOR	Services: Business	16,667	16,512	16,667
American Health Staffing Group, Inc., 0.50% Unfunded, 11/19/2026	None	Services: Business	3,333	(31)	—
American Teleconferencing Services, Ltd., Prime+550, 6/8/2023(m)(q)	Prime	Telecommunications	16,154	15,621	3,211
American Teleconferencing Services, Ltd., Prime+550, 3/31/2022(m)	Prime	Telecommunications	3,116	3,116	3,116
American Teleconferencing Services, Ltd., 0.00% Unfunded, 3/31/2022(m)(o)	None	Telecommunications	235	—	—
Analogic Corp., L+525, 1.00% LIBOR Floor, 6/21/2024(m)(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	4,888	4,846	4,802
Ancile Solutions, Inc., L+1000, 1.00% LIBOR Floor, 6/22/2026(m)(t)	1 Month LIBOR	High Tech Industries	12,554	12,195	12,177
Anthem Sports & Entertainment Inc., L+900, 1.00% LIBOR Floor, 11/15/2026(m)(t)	3 Month LIBOR	Media: Diversified & Production	37,857	37,667	36,532
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 11/15/2026	3 Month LIBOR	Media: Diversified & Production	1,000	1,000	965
Anthem Sports & Entertainment Inc., 0.50% Unfunded, 11/15/2026	None	Media: Diversified & Production	1,167	—	(41)
Appalachian Resource Company, LLC, L+500, 1.00% LIBOR Floor, 9/10/2023	1 Month LIBOR	Metals & Mining	11,137	10,122	10,608
Appalachian Resource Company, LLC, 0.00% Unfunded, 9/10/2023(o)	None	Metals & Mining	500	—	—
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(m)(n)	1 Month LIBOR	Construction & Building	14,350	14,086	11,815
Avison Young (USA) Inc., L+600, 0.00% LIBOR Floor, 1/31/2026(h)(m)	(u)	Banking, Finance, Insurance & Real Estate	2,686	2,653	2,675
BDS Solutions Intermediateco, LLC, S+650, 1.00% SOFR Floor, 2/7/2027(m)	3 Month SOFR	Services: Business	17,100	16,773	16,758
BDS Solutions Intermediateco, LLC, S+650, 1.00% SOFR Floor, 2/7/2027	3 Month SOFR	Services: Business	1,238	1,181	1,213
BDS Solutions Intermediateco, LLC, 0.50% Unfunded, 2/7/2027	None	Services: Business	1,619	—	(32)
Berlitz Holdings, Inc., S+900, 1.00% SOFR Floor, 2/14/2025(r)	1 Month SOFR	Services: Business	15,000	13,875	13,875
Bradshaw International Parent Corp., L+575, 1.00% LIBOR Floor, 10/21/2027(m)	1 Month LIBOR	Consumer Goods: Durable	13,123	12,811	12,795
Bradshaw International Parent Corp., 0.50% Unfunded, 10/21/2026	None	Consumer Goods: Durable	1,844	(43)	(46)
Cadence Aerospace, LLC, L+850, 1.00% LIBOR Floor, 11/14/2023(m)(n)(t)	3 Month LIBOR	Aerospace & Defense	39,070	38,792	38,484
Cardenas Markets LLC, L+625, 1.00% LIBOR Floor, 6/3/2027(m)	6 Month LIBOR	Retail	10,918	10,815	10,754
CB URS Holdings Corp., L+575, 1.00% LIBOR Floor, 9/1/2024(m)	6 Month LIBOR	Transportation: Cargo	15,222	15,185	13,141
Celerity Acquisition Holdings, LLC, L+850, 1.00% LIBOR Floor, 5/28/2026	3 Month LIBOR	Services: Business	14,925	14,925	14,832
Cennox, Inc., L+600, 1.00% LIBOR Floor, 5/4/2026(m)	3 Month LIBOR	Services: Business	22,673	22,673	22,758
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2022
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cennox, Inc., L+600, 1.00% LIBOR Floor, 5/4/2026(n)	3 Month LIBOR	Services: Business	6,307	6,260	6,330
Cennox, Inc., L+600, 1.00% LIBOR Floor, 5/4/2026	3 Month LIBOR	Services: Business	1,680	1,680	1,687
Cennox, Inc., 1.00% Unfunded, 11/22/2023	None	Services: Business	12,979	—	49
Cennox, Inc., 0.50% Unfunded, 5/4/2026	None	Services: Business	1,307	—	5
Charming Charlie LLC, 20.00%, 4/24/2023(q)(r)	None	Retail	662	560	298
CHC Solutions Inc., 12.00%, 7/20/2023(n)(t)	None	Healthcare & Pharmaceuticals	8,047	8,047	8,007
CION/EagleTree Partners, LLC, 14.00%, 12/21/2026(h)(s)(t)	None	Diversified Financials	61,629	61,629	61,629
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 1/16/2024(m)(n)(t)	1 Month LIBOR	Hotel, Gaming & Leisure	26,861	26,823	26,089
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 1/16/2024(m)(t)	1 Month LIBOR	Hotel, Gaming & Leisure	2,734	2,717	2,656
CircusTrix Holdings, LLC, L+800, 1.00% LIBOR Floor, 7/16/2023(m)(t)	1 Month LIBOR	Hotel, Gaming & Leisure	1,961	1,862	2,322
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(q)	3 Month LIBOR	Beverage, Food & Tobacco	928	832	132
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(m)(q)	3 Month LIBOR	Beverage, Food & Tobacco	376	350	54
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2026(m)(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	34,300	34,090	34,128
Coyote Buyer, LLC, L+800, 1.00% LIBOR Floor, 8/6/2026(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	6,172	6,075	6,172
Coyote Buyer, LLC, 0.50% Unfunded, 2/6/2025	None	Chemicals, Plastics & Rubber	2,500	—	(13)
Critical Nurse Staffing, LLC, L+600, 1.00% LIBOR Floor, 11/1/2026(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	13,026	13,026	13,026
Critical Nurse Staffing, LLC, L+600, 1.00% LIBOR Floor, 11/1/2026	3 Month LIBOR	Healthcare & Pharmaceuticals	1,007	1,007	1,007
Critical Nurse Staffing, LLC, 1.00% Unfunded, 11/1/2026	None	Healthcare & Pharmaceuticals	4,899	—	—
Critical Nurse Staffing, LLC, 0.50% Unfunded, 11/1/2026	None	Healthcare & Pharmaceuticals	1,000	—	—
David's Bridal, LLC, L+1000, 1.00% LIBOR Floor, 6/23/2023(t)	3 Month LIBOR	Retail	5,688	5,171	5,688
David's Bridal, LLC, L+1000, 1.00% LIBOR Floor, 5/23/2024(t)	3 Month LIBOR	Retail	5,159	5,159	5,159
David's Bridal, LLC, L+600, 1.00% LIBOR Floor, 6/30/2023(t)	3 Month LIBOR	Retail	791	730	791
Deluxe Entertainment Services, Inc., L+650, 1.00% LIBOR Floor, 3/25/2024(m)(q)(r)(t)	3 Month LIBOR	Media: Diversified & Production	2,642	2,632	528
DMT Solutions Global Corp., L+750, 1.00% LIBOR Floor, 7/2/2024(m)	(v)	Services: Business	9,550	9,432	9,359
Emerald Technologies (U.S.) Acquisitionco, Inc., S+625, 1.00% SOFR Floor, 12/29/2027(n)	6 Month SOFR	Services: Business	3,000	2,941	2,955
Entertainment Studios P&A LLC, 5.71%, 5/18/2037(j)(m)	None	Media: Diversified & Production	11,581	11,486	9,931
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(j)	None	Media: Diversified & Production	—	—	2,080
EnTrans International, LLC, L+600, 0.00% LIBOR Floor, 11/1/2024(m)	1 Month LIBOR	Capital Equipment	24,375	24,260	23,887
Extreme Reach, Inc., L+700, 1.25% LIBOR Floor, 3/29/2024(m)(n)	1 Month LIBOR	Media: Diversified & Production	18,367	18,274	18,367
Extreme Reach, Inc., 0.50% Unfunded, 3/29/2024(m)(n)	None	Media: Diversified & Production	1,744	—	—
Foundation Consumer Healthcare, LLC, L+638, 1.00% LIBOR Floor, 2/12/2027(m)(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	30,799	30,551	30,837
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 2/12/2027	None	Healthcare & Pharmaceuticals	2,094	—	3
FuseFX, LLC, L+575, 1.00% LIBOR Floor, 10/1/2024(m)(n)	1 Month LIBOR	Media: Diversified & Production	19,949	19,771	19,749
Fusion Connect Inc., L+750, 1.00% LIBOR Floor, 1/18/2027(m)	3 Month LIBOR	High Tech Industries	19,950	19,376	19,401
Future Pak, LLC, L+800, 2.00% LIBOR Floor, 7/2/2024(m)	1 Month LIBOR	Healthcare & Pharmaceuticals	32,304	32,304	31,941
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2022
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Gold Medal Holdings, Inc., S+700, 1.00% SOFR Floor, 3/17/2027(m)	3 Month SOFR	Services: Business	15,000	14,850	14,850
GSC Technologies Inc., L+500, 1.00% LIBOR Floor, 9/30/2025(r)	3 Month LIBOR	Chemicals, Plastics & Rubber	2,404	2,303	2,010
GSC Technologies Inc., L+500, 1.00% LIBOR Floor, 9/30/2025(r)(t)	3 Month LIBOR	Chemicals, Plastics & Rubber	871	831	513
GSC Technologies Inc., L+1000, 1.00% LIBOR Floor, 9/30/2025(r)(t)	3 Month LIBOR	Chemicals, Plastics & Rubber	164	164	164
H.W. Lochner, Inc., L+625, 1.00% LIBOR Floor, 7/2/2027(m)	3 Month LIBOR	Construction & Building	11,940	11,833	11,880
H.W. Lochner, Inc., L+625, 1.00% LIBOR Floor, 7/2/2027	3 Month LIBOR	Construction & Building	625	615	622
H.W. Lochner, Inc., 0.50% Unfunded, 7/2/2027	None	Construction & Building	375	—	(2)
Harland Clarke Holdings Corp., L+775, 1.00% LIBOR Floor, 6/16/2026(m)	1 Month LIBOR	Services: Business	9,500	9,489	7,933
Heritage Power, LLC, L+600, 1.00% LIBOR Floor, 7/30/2026	6 Month LIBOR	Energy: Oil & Gas	6,645	5,885	4,851
Hilliard, Martinez & Gonzales, LLP, L+1800, 2.00% LIBOR Floor, 12/17/2022(m)(t)	1 Month LIBOR	Services: Consumer	20,163	20,092	19,182
Homer City Generation, L.P., 15.00%, 4/5/2023(m)(t)	None	Energy: Oil & Gas	10,549	10,885	8,228
Homer City Generation, L.P., L+1400, 1.00% LIBOR Floor, 4/29/2022	1 Month LIBOR	Energy: Oil & Gas	1,000	986	1,000
Homer City Generation, L.P., 0.00% Unfunded, 4/29/2022(o)	None	Energy: Oil & Gas	1,000	—	—
Hoover Group, Inc., L+850, 1.25% LIBOR Floor, 10/1/2024(n)	3 Month LIBOR	Services: Business	5,143	5,129	5,098
HUMC Holdco, LLC, 9.00%, 1/14/2022(m)	None	Healthcare & Pharmaceuticals	9,055	9,055	9,021
HW Acquisition, LLC, L+600, 1.00% LIBOR Floor, 9/28/2026(m)	3 Month LIBOR	Capital Equipment	19,019	18,850	18,639
HW Acquisition, LLC, L+600, 1.00% LIBOR Floor, 9/28/2026	3 Month LIBOR	Capital Equipment	733	707	719
HW Acquisition, LLC, 0.50% Unfunded, 9/28/2026	None	Capital Equipment	2,200	—	(44)
Independent Pet Partners Intermediate Holdings, LLC, 6.00%, 11/20/2023(m)(t)	None	Retail	10,449	10,399	9,313
Independent Pet Partners Intermediate Holdings, LLC, Prime+550, 12/22/2022(m)	Prime	Retail	2,085	2,085	2,085
Independent Pet Partners Intermediate Holdings, LLC, L+600, 0.00% LIBOR Floor, 12/22/2022(m)	3 Month LIBOR	Retail	264	264	264
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(m)(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,392	15,388	14,648
Inotiv, Inc., L+625, 1.00% LIBOR Floor, 11/5/2026(m)	1 Month LIBOR	Healthcare & Pharmaceuticals	12,269	12,044	12,147
Inotiv, Inc., L+625, 1.00% LIBOR Floor, 11/5/2026(m)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,095	2,056	2,074
Inotiv, Inc., 1.00% Unfunded, 5/5/2023	None	Healthcare & Pharmaceuticals	2,100	(41)	(21)
Instant Web, LLC, L+700, 1.00% LIBOR Floor, 2/25/2027(m)(n)(r)(t)	1 Month LIBOR	Media: Advertising, Printing & Publishing	37,073	37,063	30,261
Instant Web, LLC, Prime+375, 2/25/2027(r)	Prime	Media: Advertising, Printing & Publishing	458	458	455
Instant Web, LLC, L+650, 1.00% LIBOR Floor, 2/25/2027(r)	1 Month LIBOR	Media: Advertising, Printing & Publishing	105	105	104
Instant Web, LLC, 0.50% Unfunded, 2/25/2027(r)	None	Media: Advertising, Printing & Publishing	2,599	—	(16)
Instant Web, LLC, 0.50% Unfunded, 2/25/2027(r)	None	Media: Advertising, Printing & Publishing	3,246	—	(20)
Invincible Boat Company LLC, L+650, 1.50% LIBOR Floor, 8/28/2025(m)	3 Month LIBOR	Consumer Goods: Durable	13,536	13,451	13,536
Invincible Boat Company LLC, 0.50% Unfunded, 8/28/2025	None	Consumer Goods: Durable	798	—	—
INW Manufacturing, LLC, L+575, 0.75% LIBOR Floor, 5/7/2027(n)	3 Month LIBOR	Services: Business	19,500	18,990	19,110
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(m)	3 Month LIBOR	Beverage, Food & Tobacco	16,328	14,935	14,736
Jenny C Acquisition, Inc., L+900, 1.75% LIBOR Floor, 10/1/2024(m)(t)	3 Month LIBOR	Services: Consumer	11,297	11,248	9,498
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2022
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(m)	3 Month LIBOR	Beverage, Food & Tobacco	14,126	13,946	12,351
K&N Parent, Inc., L+475, 1.00% LIBOR Floor, 10/20/2023	3 Month LIBOR	Consumer Goods: Durable	11,124	10,801	10,624
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(m)	6 Month LIBOR	Consumer Goods: Durable	7,799	7,725	5,381
LaserAway Intermediate Holdings II, LLC, L+575, 0.75% LIBOR Floor, 10/12/2027(m)	3 Month LIBOR	Services: Consumer	9,975	9,789	9,875
LAV Gear Holdings, Inc., L+750, 1.00% LIBOR Floor, 10/31/2024(m)(n)(t)	3 Month LIBOR	Services: Business	26,477	26,204	25,219
LAV Gear Holdings, Inc., L+750, 1.00% LIBOR Floor, 10/31/2024(m)(n)(t)	3 Month LIBOR	Services: Business	4,567	4,535	4,350
LGC US Finco, LLC, L+650, 1.00% LIBOR Floor, 12/20/2025(m)	1 Month LIBOR	Capital Equipment	11,699	11,392	11,450
LH Intermediate Corp., L+750, 1.00% LIBOR Floor, 6/2/2026(m)	3 Month LIBOR	Consumer Goods: Durable	14,250	14,057	14,090
Lift Brands, Inc., L+750, 1.00% LIBOR Floor, 6/29/2025(m)(n)(r)	1 Month LIBOR	Services: Consumer	23,464	23,464	23,406
Lift Brands, Inc., 9.50%, 6/29/2025(m)(n)(r)(t)	None	Services: Consumer	5,469	5,388	5,114
Lift Brands, Inc., 6/29/2025(m)(n)(p)(r)	None	Services: Consumer	5,296	4,847	4,634
Longview Power, LLC, L+1000, 1.50% LIBOR Floor, 7/30/2025(r)	3 Month LIBOR	Energy: Oil & Gas	4,179	2,656	4,524
MacNeill Pride Group Corp., S+625, 1.00% SOFR Floor, 4/20/2026(m)	3 Month SOFR	Services: Consumer	17,940	17,785	17,760
MacNeill Pride Group Corp., S+625, 1.00% SOFR Floor, 4/20/2026(m)	3 Month SOFR	Services: Consumer	5,196	5,109	5,144
MacNeill Pride Group Corp., 1.00% Unfunded, 4/30/2024	None	Services: Consumer	4,783	—	(48)
Manus Bio Inc., 11.00%, 8/20/2026	None	Healthcare & Pharmaceuticals	10,000	10,000	10,000
Marble Point Credit Management LLC, L+600, 1.00% LIBOR Floor, 8/11/2028	3 Month LIBOR	Diversified Financials	6,335	6,219	6,304
Marble Point Credit Management LLC, L+600, 1.00% LIBOR Floor, 8/11/2028	3 Month LIBOR	Diversified Financials	1,493	1,471	1,486
Marble Point Credit Management LLC, 0.50% Unfunded, 8/11/2028	None	Diversified Financials	—	—	—
Mimeo.com, Inc., L+620, 1.00% LIBOR Floor, 12/21/2023	3 Month LIBOR	Services: Business	22,846	22,846	22,874
Mimeo.com, Inc., L+620, 1.00% LIBOR Floor, 12/21/2023	3 Month LIBOR	Services: Business	256	256	256
Mimeo.com, Inc., 1.00% Unfunded, 12/21/2023	None	Services: Business	5,000	—	6
Molded Devices, Inc., L+600, 1.00% LIBOR Floor, 11/1/2026(m)	3 Month LIBOR	Services: Business	15,535	15,391	15,379
Molded Devices, Inc., L+600, 1.00% LIBOR Floor, 11/1/2026	3 Month LIBOR	Services: Business	620	604	613
Molded Devices, Inc., 1.00% Unfunded, 11/1/2026	None	Services: Business	1,151	—	(12)
Molded Devices, Inc., 0.50% Unfunded, 11/1/2026	None	Services: Business	2,656	(12)	(27)
Moss Holding Company, L+700, 1.00% LIBOR Floor, 4/17/2024(m)(n)(t)	3 Month LIBOR	Services: Business	19,665	19,544	18,338
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	2,232	—	—
NASCO Healthcare Inc., L+550, 1.00% LIBOR Floor, 6/30/2023(m)	6 Month LIBOR	Services: Business	17,409	17,409	17,170
Neptune Flood Inc., L+600, 1.00% LIBOR Floor, 10/21/2026(m)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	9,642	9,576	9,642
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(m)(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	12,539	12,503	12,571
Novum Orthopedic Partners Management, LLC, L+575, 1.00% LIBOR Floor, 12/29/2027(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	10,109	9,957	9,957
Novum Orthopedic Partners Management, LLC, 1.00% Unfunded, 12/29/2023	None	Healthcare & Pharmaceuticals	4,891	(49)	(73)
NWN Parent Holdings LLC, L+650, 1.00% LIBOR Floor, 5/7/2026(m)	3 Month LIBOR	High Tech Industries	13,066	12,955	13,066
NWN Parent Holdings LLC, L+650, 1.00% LIBOR Floor, 5/7/2026	3 Month LIBOR	High Tech Industries	420	402	420
NWN Parent Holdings LLC, 0.50% Unfunded, 5/7/2026	None	High Tech Industries	1,380	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2022
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Optio Rx, LLC, L+700, 0.00% LIBOR Floor, 6/28/2024(m)(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	23,031	22,953	22,830
Optio Rx, LLC, L+1000, 0.00% LIBOR Floor, 6/28/2024(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,515	2,500	2,647
Optio Rx, LLC, 0.00% Unfunded, 12/21/2022(m)(n)(o)	None	Healthcare & Pharmaceuticals	1,530	—	(13)
Pentec Acquisition Corp., L+600, 1.00% LIBOR Floor, 10/8/2026(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	24,938	24,710	24,688
PetroChoice Holdings, Inc., L+500, 1.00% LIBOR Floor, 8/20/2022	3 Month LIBOR	Chemicals, Plastics & Rubber	3,885	3,849	3,671
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(m)	3 Month LIBOR	Consumer Goods: Non-Durable	9,650	9,178	8,878
Playboy Enterprises, Inc., L+575, 0.50% LIBOR Floor, 5/25/2027(h)(n)	3 Month LIBOR	Consumer Goods: Non-Durable	28,534	27,980	28,106
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(m)	3 Month LIBOR	Chemicals, Plastics & Rubber	19,350	19,140	18,576
RA Outdoors, LLC, L+675, 1.00% LIBOR Floor, 4/8/2026(m)	3 Month LIBOR	Media: Diversified & Production	15,177	15,177	14,930
RA Outdoors, LLC, L+675, 1.00% LIBOR Floor, 4/8/2026	3 Month LIBOR	Media: Diversified & Production	420	250	413
RA Outdoors, LLC, 0.50% Unfunded, 4/8/2026	None	Media: Diversified & Production	630	—	(10)
Retail Services WIS Corp., L+775, 1.00% LIBOR Floor, 5/20/2025(m)	3 Month LIBOR	Services: Business	9,862	9,650	9,714
Robert C. Hilliard, L.L.P., L+1800, 2.00% LIBOR Floor, 12/17/2022(m)(t)	1 Month LIBOR	Services: Consumer	1,679	1,679	1,597
Rogers Mechanical Contractors, LLC, L+650, 1.00% LIBOR Floor, 9/9/2025(m)	1 Month LIBOR	Services: Business	17,029	17,029	17,029
Rogers Mechanical Contractors, LLC, 1.00% Unfunded, 9/9/2025	None	Services: Business	1,923	—	—
Rogers Mechanical Contractors, LLC, 0.75% Unfunded, 9/9/2022	None	Services: Business	2,885	—	—
RumbleOn, Inc., L+825, 1.00% LIBOR Floor, 8/31/2026(m)	3 Month LIBOR	Automotive	13,930	12,974	13,338
RumbleOn, Inc., L+825, 1.00% LIBOR Floor, 8/31/2026	3 Month LIBOR	Automotive	4,214	4,161	4,035
RumbleOn, Inc., 0.00% Unfunded, 2/28/2023(o)	None	Automotive	1,775	—	(75)
Securus Technologies Holdings, Inc., L+450, 1.00% LIBOR Floor, 11/1/2024(m)	3 Month LIBOR	Telecommunications	3,898	3,246	3,898
Sequoia Healthcare Management, LLC, 12.75%, 8/21/2023(m)(n)(q)	None	Healthcare & Pharmaceuticals	8,525	8,457	6,394
SIMR, LLC, L+1700, 2.00% LIBOR Floor, 9/7/2023(r)(t)	1 Month LIBOR	Healthcare & Pharmaceuticals	20,760	20,651	17,283
Sleep Opco, LLC, L+650, 1.00% LIBOR Floor, 10/12/2026(m)	3 Month LIBOR	Retail	13,217	12,974	13,101
Sleep Opco, LLC, 0.50% Unfunded, 10/12/2026(m)	None	Retail	1,750	(32)	(15)
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,495	12,472	10,621
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)(t)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,080	1,080	913
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)(t)	3 Month LIBOR	Healthcare & Pharmaceuticals	706	608	597
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)(t)	3 Month LIBOR	Healthcare & Pharmaceuticals	665	663	562
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)(t)	3 Month LIBOR	Healthcare & Pharmaceuticals	559	482	515
Tenere Inc., L+850, 1.00% LIBOR Floor, 5/5/2025(m)(n)	3 Month LIBOR	Capital Equipment	18,080	18,070	18,103
Tensar Corp., L+675, 1.00% LIBOR Floor, 11/20/2025(m)	3 Month LIBOR	Chemicals, Plastics & Rubber	4,938	4,846	4,951
Trademark Global, LLC, L+600, 1.00% LIBOR Floor, 7/30/2024	1 Month LIBOR	Services: Business	15,308	15,249	14,695
Trademark Global, LLC, 1.00% Unfunded, 7/30/2023	None	Services: Business	4,615	(19)	(185)
Trammell, P.C., L+1800, 2.00% LIBOR Floor, 6/25/2023(t)	1 Month LIBOR	Services: Consumer	19,915	19,915	19,915
USALCO, LLC, L+600, 1.00% LIBOR Floor, 10/19/2027(m)	3 Month LIBOR	Chemicals, Plastics & Rubber	24,938	24,705	24,813
Vesta Holdings, LLC, L+1000, 1.00% LIBOR Floor, 2/25/2024(m)(t)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	24,122	24,122	24,484
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2022
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Volta Charging, LLC, 12.00%, 6/19/2024(m)	None	Media: Diversified & Production	12,000	11,989	13,065
Volta Charging, LLC, 12.00%, 6/19/2024(m)	None	Media: Diversified & Production	8,250	8,250	8,982
West Dermatology Management Holdings, LLC, L+750, 1.00% LIBOR Floor, 2/11/2025	3 Month LIBOR	Healthcare & Pharmaceuticals	1,170	1,170	1,170
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(m)(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	9,417	9,377	9,417
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	3,611	3,587	3,607
West Dermatology Management Holdings, LLC, L+600, 1.00% LIBOR Floor, 2/11/2025(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,105	1,093	1,105
West Dermatology Management Holdings, LLC, 0.75% Unfunded, 2/11/2022	None	Healthcare & Pharmaceuticals	5,230	—	—
West Dermatology Management Holdings, LLC, 0.75% Unfunded, 2/11/2025	None	Healthcare & Pharmaceuticals	472	—	—
West Dermatology Management Holdings, LLC, 0.50% Unfunded, 2/11/2025(m)	None	Healthcare & Pharmaceuticals	552	—	—
Williams Industrial Services Group, Inc, L+900, 1.00% LIBOR Floor, 12/16/2025(n)	1 Month LIBOR	Services: Business	9,700	9,700	9,736
Williams Industrial Services Group, Inc, 0.50% Unfunded, 6/16/2022	None	Services: Business	5,000	—	19
Wind River Systems, Inc., L+675, 1.00% LIBOR Floor, 6/24/2024(n)	3 Month LIBOR	High Tech Industries	23,355	23,201	23,355
Wok Holdings Inc., L+625, 0.00% LIBOR Floor, 3/1/2026(m)	1 Month LIBOR	Beverage, Food & Tobacco	20,287	19,859	20,046
Xenon Arc, Inc., L+600, 0.75% LIBOR Floor, 12/17/2027(m)	3 Month LIBOR	High Tech Industries	9,975	9,858	9,850
Total Senior Secured First Lien Debt				1,648,172	1,597,364
Senior Secured Second Lien Debt - 4.0%
Deluxe Entertainment Services, Inc., L+850, 1.00% LIBOR Floor, 9/25/2024(m)(q)(r)(t)	3 Month LIBOR	Media: Diversified & Production	10,599	10,017	—
Global Tel*Link Corp., S+1000, 0.00% SOFR Floor, 11/29/2026(n)	1 Month SOFR	Telecommunications	11,500	11,365	11,543
PetroChoice Holdings, Inc., L+875, 1.00% LIBOR Floor, 8/21/2023	3 Month LIBOR	Chemicals, Plastics & Rubber	15,000	14,590	12,094
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2024(q)(t)	3 Month LIBOR	Telecommunications	3,871	3,435	—
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025	3 Month LIBOR	Telecommunications	2,942	2,925	2,942
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025	1 Month LIBOR	Services: Business	13,393	13,215	10,296
Total Senior Secured Second Lien Debt				55,547	36,875
Collateralized Securities and Structured Products - Equity - 0.3%
APIDOS CLO XVI Subordinated Notes, 0.00% Estimated Yield, 1/19/2025(h)	(g)	Diversified Financials	9,000	2,031	826
Galaxy XV CLO Ltd. Class A Subordinated Notes, 5.76% Estimated Yield, 4/15/2025(h)	(g)	Diversified Financials	4,000	1,664	1,806
Total Collateralized Securities and Structured Products - Equity				3,695	2,632
Unsecured Debt - 2.9%
Lucky Bucks Holdings LLC, 12.50%, 5/29/2028(t)	None	Hotel, Gaming & Leisure	20,842	20,842	20,842
WPLM Acquisition Corp., 15.00%, 11/24/2025(t)	None	Media: Advertising, Printing & Publishing	6,628	6,562	6,438
Total Unsecured Debt				27,404	27,280
Equity - 8.2%
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(r)		Metals & Mining	N/A	—	5
Ascent Resources - Marcellus, LLC, Membership Units(o)		Energy: Oil & Gas	511,255 Units	1,642	639
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2022
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Ascent Resources - Marcellus, LLC, Warrants(o)	Energy: Oil & Gas	132,367 Units	13	3
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(o)(s)	Diversified Financials	22,072,841 Units	22,073	29,546
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(o)(s)	Diversified Financials	NA	—	—
DBI Investors, Inc., Series A1 Preferred Stock(o)	Retail	20,000 Units	802	2,295
DBI Investors, Inc., Series A2 Preferred Stock(o)	Retail	1,733 Units	—	186
DBI Investors, Inc., Series A Preferred Stock(o)	Retail	1,396 Units	140	167
DBI Investors, Inc., Series B Preferred Stock(o)	Retail	4,183 Units	410	157
DBI Investors, Inc., Common Stock(o)	Retail	39,423 Units	—	—
DBI Investors, Inc., Reallocation Rights(o)	Retail	7,500 Units	—	—
GSC Technologies Inc., Common Shares(o)(r)	Chemicals, Plastics & Rubber	807,268 Units	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(o)	Retail	1,000,000 Units	1,000	30
Independent Pet Partners Intermediate Holdings, LLC, Class B-2 Preferred Units(o)	Retail	2,632,771 Units	2,133	3,949
Independent Pet Partners Intermediate Holdings, LLC, Class C Preferred Units(o)	Retail	2,632,771 Units	2,633	2,844
Independent Pet Partners Intermediate Holdings, LLC, Warrants(o)	Retail	155,880 Units	—	—
Instant Web Holdings, LLC, Class A Common Units(o)(r)	Media: Advertising, Printing & Publishing	10,819 Units	—	—
Language Education Holdings GP LLC, Common Units(o)(r)	Services: Business	500,000 Units	—	—
Language Education Holdings LP, Ordinary Common Units(o)(r)	Services: Business	500,000 Units	1,125	1,125
Longview Intermediate Holdings C, LLC, Membership Units(o)(r)	Energy: Oil & Gas	653,989 Units	2,704	17,828
Mooregate ITC Acquisition, LLC, Class A Units(o)	High Tech Industries	500 Units	562	184
Mount Logan Capital Inc., Common Stock(f)(h)(r)	Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	3,432
NS NWN Acquisition, LLC, Class A Preferred Units(o)	High Tech Industries	111 Units	110	2,376
NS NWN Acquisition, LLC, Non-Voting Units(o)	High Tech Industries	346 Units	393	—
NS NWN Holdco LLC, Voting Units(o)	High Tech Industries	522 Units	504	524
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(o)	Consumer Goods: Durable	1,575 Units	1,000	718
Palmetto Clean Technology, Inc., Warrants(o)	High Tech Industries	724,112 Units	472	3,411
RumbleOn, Inc., Warrants(o)	Automotive	60,606 Units	927	553
SIMR Parent, LLC, Class B Common Units(o)(r)	Healthcare & Pharmaceuticals	12,283,163 Units	8,002	—
SIMR Parent, LLC, Class W Units(o)(r)	Healthcare & Pharmaceuticals	1,778,219 Units	—	—
Snap Fitness Holdings, Inc., Class A Common Stock(o)(r)	Services: Consumer	9,858 Units	3,078	3,850
Snap Fitness Holdings, Inc., Warrants(o)(r)	Services: Consumer	3,996 Units	1,247	1,561
Total Equity			54,504	75,383
Short Term Investments - 1.7%(k)
First American Treasury Obligations Fund, Class Z Shares, 0.18%(l)			15,763	15,763
Total Short Term Investments			15,763	15,763
TOTAL INVESTMENTS - 190.3%			$1,805,085	1,755,297
LIABILITIES IN EXCESS OF OTHER ASSETS - (90.3)%				(832,844)
NET ASSETS - 100%				$922,453
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2022
(in thousands)
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The 1, 3 and 6 month London Interbank Offered Rate, or LIBOR, rates were 0.45%, 0.96% and 1.47%, respectively, as of March 31, 2022.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2022, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2022. The 1, 3 and 6 month Secured Overnight Financing Rate, or SOFR, rates were 0.30%, 0.64% and 1.08%, respectively, as of March 31, 2022.  The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of March 31, 2022, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to March 31, 2022.
c.Fair value determined in good faith by the Company’s board of directors (see Note 9), including via delegation to CIM, as the Company’s valuation designee (see Note 2), using significant unobservable inputs unless otherwise noted.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2022, 92.8% of the Company’s total assets represented qualifying assets.
i.Position or a portion thereof unsettled as of March 31, 2022.
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of March 31, 2022.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of March 31, 2022 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of March 31, 2022 (see Note 8).
o.Non-income producing security.
p.The ultimate interest earned on this loan will be determined based on the portfolio company’s EBITDA at a specified trigger event.
q.Investment or a portion thereof was on non-accrual status as of March 31, 2022.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2022
(in thousands)
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2021 and March 31, 2022, along with transactions during the three months ended March 31, 2022 in these affiliated investments, were as follows:

		Three Months Ended March 31, 2022				Three Months Ended March 31, 2022
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2021	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2022	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
ARC Financial, LLC
Membership Interests	$—	$—	$—	$5	$5	$—	$—	$—
Berlitz Holdings, Inc.
First Lien Term Loan	—	13,875	—	—	13,875	—	13	—
Charming Charlie, LLC
Vendor Payment Financing Facility	350	—	(97)	45	298	(97)	—	—
DESG Holdings, Inc.
First Lien Term Loan	1,787	—	(298)	(961)	528	—	5	—
Second Lien Term Loan	—	—	—	—	—	—	—	—
GSC Technologies Inc.
Incremental Term Loan	170	—	(6)	—	164	—	7	—
First Lien Term Loan A	2,001	7	—	2	2,010	—	43	—
First Lien Term Loan B	485	16	—	12	513	—	16	—
Common Shares	—	—	—	—	—	—	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—
Instant Web, LLC
Revolving Loan	—	104	—	(16)	88	—	2	—
Priming Term Loan	—	458	—	(3)	455	—	4	—
First Lien Term Loan	—	37,063	—	(6,802)	30,261	—	558	—
First Lien Delayed Draw Term Loan	—	—	—	(20)	(20)	—	2	—
Language Education Holdings GP LLC
Common Units	—	—	—	—	—	—	—	—
Language Education Holdings LP
Ordinary Common Units	—	1,125	—	—	1,125	—	—	—
Lift Brands, Inc.
Term Loan A	23,406	—	(59)	59	23,406	—	500	—
Term Loan B	5,156	133	—	(175)	5,114	—	133	—
Term Loan C	4,700	33	—	(99)	4,634	—	33	—
Longview Intermediate Holdings C, LLC
Membership Units	15,127	—	—	2,701	17,828	—	—	—
Longview Power, LLC
First Lien Term Loan	4,504	39	(7)	(12)	4,524	—	163	—
Mount Logan Capital Inc.
Common Stock	3,404	—	—	28	3,432	—	—	—
SIMR, LLC
First Lien Term Loan	16,000	838	—	445	17,283	—	989	—
SIMR Parent, LLC
Class B Membership Units	—	—	—	—	—	—	—	—
Class W Membership Units	—	—	—	—	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	3,131	—	—	719	3,850	—	—	—
Warrants	1,269	—	—	292	1,561	—	—	—
Totals	$81,490	$53,691	$(467)	$(3,780)	$130,934	$(97)	$2,468	$—
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
March 31, 2022
(in thousands)
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Includes PIK interest income.
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2021 and March 31, 2022, along with transactions during the three months ended March 31, 2022 in these controlled investments, were as follows:

		Three Months Ended March 31, 2022				Three Months Ended March 31, 2022
Controlled Investments	Fair Value at December 31, 2021	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2022	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
CION/EagleTree Partners, LLC
Senior Secured Note	$61,629	$—	$—	$—	$61,629	$—	$2,127	$—
Participating Preferred Shares	29,796	—	—	(250)	29,546	—	—	—
Common Shares	—	—	—	—	—	—	—	—
Totals	$91,425	$—	$—	$(250)	$91,175	$—	$2,127	$—
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2022
(in thousands)
t.As of March 31, 2022, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Adapt Laser Acquisition, Inc.	Senior Secured First Lien Debt	11.00%	2.00%	13.00%
American Consolidated Natural Resources, Inc.	Senior Secured First Lien Debt	14.00%	3.00%	17.00%
Ancile Solutions, Inc.	Senior Secured First Lien Debt	8.00%	3.00%	11.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	7.76%	2.25%	10.01%
Cadence Aerospace, LLC	Senior Secured First Lien Debt	7.50%	2.00%	9.50%
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
CircusTrix Holdings, LLC	Senior Secured First Lien Debt	6.50%	2.50%	9.00%
David's Bridal, LLC	Senior Secured First Lien Debt	6.00%	5.00%	11.00%
David's Bridal, LLC	Senior Secured First Lien Debt	1.00%	6.00%	7.00%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	6.01%	1.50%	7.51%
Deluxe Entertainment Services, Inc.	Senior Secured Second Lien Debt	7.01%	2.50%	9.51%
GSC Technologies Inc.	Senior Secured First Lien Debt	—	6.00%	6.00%
GSC Technologies Inc.	Senior Secured First Lien Debt	6.00%	5.00%	11.00%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	20.00%	20.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	6.00%	6.00%
Instant Web, LLC	Senior Secured First Lien Debt	—	8.00%	8.00%
Jenny C Acquisition, Inc.	Senior Secured First Lien Debt	—	10.75%	10.75%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	6.50%	2.00%	8.50%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Moss Holding Company	Senior Secured First Lien Debt	7.51%	0.50%	8.01%
Premiere Global Services, Inc.	Senior Secured Second Lien Debt	0.50%	10.00%	10.50%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	20.00%	20.00%
SIMR, LLC	Senior Secured First Lien Debt	12.00%	7.00%	19.00%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	9.71%	9.71%
Trammell, P.C.	Senior Secured First Lien Debt	—	20.00%	20.00%
Vesta Holdings, LLC	Senior Secured First Lien Debt	7.00%	4.00%	11.00%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
u.As of March 31, 2022, the index rate for $1,789 and $897 was 1 Month LIBOR and 3 Month LIBOR, respectively.
v.As of March 31, 2022, the index rate for $4,804 and $4,746 was 1 Month LIBOR and 3 Month LIBOR, respectively.
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
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a PIK interest provision.
b.The 1, 3 and 6 month LIBOR rates were 0.10%, 0.21% and 0.34%, respectively, as of December 31, 2021.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2021, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2021.
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
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPM as of December 31, 2021 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS as of December 31, 2021 (see Note 8).
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
March 31, 2022
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
On September 21, 2021, the Company filed articles of amendment to its articles of incorporation, or the Reverse Stock Split Amendment, with the State Department of Assessments and Taxation of the State of Maryland to effect a two to one reverse split of the Company’s shares of common stock, or the Reverse Stock Split. The Reverse Stock Split became effective in accordance with the terms of the Reverse Stock Split Amendment on September 21, 2021 (as described in further detail in Note 3). A summary of the Company’s weighted average number of shares of common stock outstanding and earnings per share after adjusting for the Reverse Stock Split is as follows:

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)

Three Months Ended March 31, 2021
Weighted average number of shares of common stock outstanding (as reported)	113,509,925
Weighted average number of shares of common stock outstanding (pro-forma)	56,753,521
Net increase in net assets per share resulting from operations (as reported)	$0.44
Net increase in net assets per share resulting from operations (pro-forma)	$0.88
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2021 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2021 and the consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2021 are derived from the 2021 audited consolidated financial statements and include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company does not consolidate its equity interests in CION SOF Funding, LLC, or CION SOF, or CION/EagleTree Partners, LLC, or CION/EagleTree. See Note 7 for a description of the Company’s investments in CION SOF and CION/EagleTree.
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $15,763 and $87,917 of such investments at March 31, 2022 and December 31, 2021, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of March 31, 2022 or December 31, 2021.
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
During the first half of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which spread to over 100 countries, including the United States, and spread to every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 continued to be identified in additional countries, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Although countries, including the United States, have loosened these restrictions, such actions created and will continue to create disruption in global supply chains, and adversely impacted many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19, including from new variants, such as Delta and Omicron. Actual results may materially differ from those estimates.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
Valuation of Portfolio Investments
The fair value of the Company’s investments is determined quarterly in good faith by the Company’s board of directors pursuant to its consistently applied valuation procedures and valuation process in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC 820. In accordance with Rule 2a-5 of the 1940 Act, the Company’s board of directors has designated CIM as the Company’s “valuation designee.” The Company’s board of directors and the audit committee of the board of directors, which is comprised solely of independent directors, oversees the activities, methodology and processes of the valuation designee. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Inputs used to measure these fair values are classified into the following hierarchy:
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
iii.A benchmarking analysis to compare implied fair value and leverage to comparable market investments.
iv.Discounted cash flow analysis, including a terminal value or exit multiple.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the Company’s consolidated financial statements. Below is a description of factors that CIM may consider when valuing the Company’s equity and debt investments where a market price is not readily available:
•the size and scope of a portfolio company and its specific strengths and weaknesses;
•prevailing interest rates for like securities;
•expected volatility in future interest rates;
•leverage;
•call features, put features, fees and other relevant terms of the debt;
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
March 31, 2022
(in thousands, except share and per share amounts)
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of March 31, 2022 and December 31, 2021.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
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
The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended March 31,				Year Ended December 31,
	2022		2021		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	340,765	5,292	970,223	15,489
Total gross shares/proceeds	—	—	340,765	5,292	970,223	15,489
Sales commissions and dealer manager fees	—	—	—	—	—	—
Net shares/proceeds	—	—	340,765	5,292	970,223	15,489
Share repurchase program	—	—	(337,731)	(5,291)	(658,650)	(10,467)
Net shares/proceeds from share transactions	—	$—	3,034	$1	311,573	$5,022
Since commencing its initial continuous public offering on July 2, 2012 and through March 31, 2022, the Company sold 56,958,440 shares of common stock for net proceeds of $1,160,307 at an average price per share of $20.37. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $232,430, for which the Company repurchased 13,310,927 shares of common stock.
On August 9, 2021, the Company's shareholders approved a proposal that authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. The Company has not issued any such shares as of the date of these notes to consolidated financial statements.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
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
Listing and Fractional Shares
On October 5, 2021, the Company's shares of common stock commenced trading on the NYSE under the ticker symbol “CION”. As approved by shareholders on September 7, 2021 at the Company’s final, reconvened 2021 annual meeting of shareholders, the Listing has been staggered such that (i) up to 1/3rd of shares held by all shareholders were available for trading upon Listing, (ii) up to 2/3rd of shares held by all shareholders were available for trading starting 180 days after Listing, or April 4, 2022, and (iii) all shares will be available for trading starting 270 days after Listing, or July 5, 2022. As a result, the Company will eliminate any outstanding fractional shares of its common stock in connection with the Listing, as permitted by the Maryland General Corporation Law, 270 days after Listing.
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
The following table summarizes the share repurchases completed during the year ended December 31, 2021 and the three months ended March 31, 2022:

Three Months Ended	Repurchase Date	Shares Repurchased(1)	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
2021
March 31, 2021	March 24, 2021	337,731	6%	$15.67	$5,291
June 30, 2021	June 23, 2021	320,127	7%	16.13	5,163
September 30, 2021(2)	N/A	792	N/A	16.13	13
December 31, 2021	N/A	—	N/A	N/A	—
Total for the year ended December 31, 2021		658,650			$10,467

2022
March 31, 2022	N/A	—	N/A	N/A	$—
Total for the year ended December 31, 2022		—			$—
(1)Shares repurchased and repurchase price per share have been retroactively adjusted to reflect the two to one Reverse Stock Split as discussed in this Note 3.
(2)Represents an adjustment made during the three months ended September 30, 2021 to shares repurchased during the three months ended June 30, 2021. The Company suspended its share repurchase program on July 30, 2021 as discussed in this Note 3.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
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
Since the Company has not yet entered into a 10b5-1 trading plan, during the period from September 15, 2021 to May 5, 2022, the Company did not repurchase any shares of common stock pursuant to the share repurchase policy.
Note 4. Transactions with Related Parties
For the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended March 31,		Year Ended December 31,
Entity	Capacity	Description	2022	2021	2021
CIM	Investment adviser	Management fees(1)	$6,655	$7,783	$31,143
CIM	Investment adviser	Incentive fees(1)	4,133	—	6,875
CIM	Administrative services provider	Administrative services expense(1)	720	684	3,069
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(1)	—	47	105
			$11,508	$8,514	$41,192
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the three months ended March 31, 2022 and 2021, the Company recorded subordinated incentive fees on income of $4,133 and $0, respectively. As of March 31, 2022 and December 31, 2021, the liabilities recorded for subordinated incentive fees were $4,133 and $3,942, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021, the Company had no liability for and did not record any capital gains incentive fees.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
Expense support, if any, was determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. There was no unreimbursed expense support funded by CIM upon such expiration. The specific amount of expense support provided by CIM, if any, was determined at the end of each quarter. For the three months ended March 31, 2021 and the year ended December 31, 2021, the Company did not receive any expense support from CIM. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIM and the Company did not repay any expense support to CIM during the three months ended March 31, 2022 and 2021 or the year ended December 31, 2021.
As of March 31, 2022 and December 31, 2021, the total liability payable to CIM and its affiliates was $11,286 and $12,332, respectively, which primarily related to fees earned by CIM during the three months ended March 31, 2022 and December 31, 2021, respectively.
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
The Company’s board of directors declared or ratified distributions for 11 and 1 record dates during the year ended December 31, 2021 and the three months ended March 31, 2022, respectively.
The following table presents distributions per share that were declared during the year ended December 31, 2021 and the three months ended March 31, 2022:

	Distributions
Three Months Ended	Per Share	Amount
2021
March 31, 2021 (three record dates)(1)	$0.2648	$15,029
June 30, 2021 (three record dates)(1)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530

2022
March 31, 2022 (one record date)	$0.2800	$15,948
Total distributions for the three months ended March 31, 2022	$0.2800	$15,948
(1) The per share distribution amount has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3.
On March 8, 2022, the Company’s co-chief executive officers declared a regular quarterly distribution of $0.28 per share for the second quarter of 2022 payable on June 8, 2022 to shareholders of record as of June 1, 2022.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
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
The Company may fund its distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies. Any such distributions can only be sustained if the Company maintains positive investment performance in future periods. There can be no assurances that the Company will maintain such performance in order to sustain these distributions or be able to pay distributions at all. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. As a result, CIM has no obligation to provide expense support to the Company in future periods. For the three months ended March 31, 2021 and the year ended December 31, 2021, none of the Company's distributions resulted from expense support from CIM. The Company has not established limits on the amount of funds it may use from available sources to make distributions.
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended March 31,						Year Ended December 31,
	2022			2021			2021
Source of Distribution	Per Share	Amount	Percentage	Per Share(1)	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.2800	$15,948	100.0%	$0.2648	$15,029	100.0%	$1.2592	$71,530	100.0%
Total distributions	$0.2800	$15,948	100.0%	$0.2648	$15,029	100.0%	$1.2592	$71,530	100.0%
(1) The per share amount has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute at least 90% of its taxable income to its shareholders. In addition, by distributing during each calendar year at least 90% of its “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, the Company intends not to be subject to corporate level federal income tax. Accordingly, no federal income tax provision was required for the year ended December 31, 2021. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.
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
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. All distributions for 2021 were characterized as ordinary income distributions for federal income tax purposes.
The tax components of accumulated earnings for the current year will be determined at year end. As of December 31, 2021, the components of accumulated losses on a tax basis were as follows:

December 31, 2021
Undistributed ordinary income	$7,156
Other accumulated losses	(59,977)
Net unrealized depreciation on investments	(76,059)
Total accumulated losses	$(128,880)
As of March 31, 2022, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $27,203; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $114,781; the net unrealized depreciation was $87,578; and the aggregate cost of securities for Federal income tax purposes was $1,842,875.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of March 31, 2022 and December 31, 2021 at amortized cost and fair value was as follows:

	March 31, 2022			December 31, 2021
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,648,172	$1,597,364	91.8%	$1,564,891	$1,526,989	91.6%
Senior secured second lien debt	55,547	36,875	2.1%	55,455	38,583	2.3%
Collateralized securities and structured products - equity	3,695	2,632	0.2%	3,885	2,998	0.2%
Unsecured debt	27,404	27,280	1.6%	26,777	26,616	1.6%
Equity	54,504	75,383	4.3%	53,379	70,936	4.3%
Subtotal/total percentage	1,789,322	1,739,534	100.0%	1,704,387	1,666,122	100.0%
Short term investments(2)	15,763	15,763		87,917	87,917
Total investments	$1,805,085	$1,755,297		$1,792,304	$1,754,039
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
March 31, 2022
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$320,042	18.4%	$240,316	14.4%
Healthcare & Pharmaceuticals	244,993	14.1%	250,049	15.0%
Media: Diversified & Production	134,373	7.7%	139,399	8.4%
Services: Consumer	121,488	7.0%	119,365	7.2%
Chemicals, Plastics & Rubber	107,079	6.2%	109,860	6.6%
Diversified Financials	101,597	5.8%	101,032	6.1%
High Tech Industries	84,764	4.9%	65,544	3.9%
Capital Equipment	83,305	4.8%	82,795	5.0%
Media: Advertising, Printing & Publishing	81,747	4.7%	94,610	5.7%
Consumer Goods: Durable	57,098	3.3%	58,124	3.5%
Retail	57,066	3.3%	56,726	3.4%
Hotel, Gaming & Leisure	51,909	3.0%	50,855	3.0%
Beverage, Food & Tobacco	47,319	2.7%	49,054	2.9%
Banking, Finance, Insurance & Real Estate	40,233	2.3%	40,634	2.4%
Aerospace & Defense	38,484	2.2%	38,279	2.3%
Energy: Oil & Gas	37,073	2.1%	32,164	1.9%
Consumer Goods: Non-Durable	36,984	2.1%	45,682	2.7%
Construction & Building	27,270	1.6%	27,585	1.7%
Telecommunications	24,710	1.4%	24,649	1.5%
Automotive	17,851	1.0%	14,367	0.9%
Transportation: Cargo	13,141	0.8%	14,106	0.8%
Metals & Mining	11,008	0.6%	10,927	0.7%
Subtotal/total percentage	1,739,534	100.0%	1,666,122	100.0%
Short term investments	15,763		87,917
Total investments	$1,755,297		$1,754,039

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)

	March 31, 2022		December 31, 2021
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,727,390	99.3%	$1,653,615	99.3%
Canada	8,794	0.5%	8,739	0.5%
Cayman Islands	2,632	0.2%	2,998	0.2%
Bermuda	718	—	770	—
Subtotal/total percentage	1,739,534	100.0%	1,666,122	100.0%
Short term investments	15,763		87,917
Total investments	$1,755,297		$1,754,039
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of March 31, 2022 and December 31, 2021, investments on non-accrual status represented 0.6% and 0.7%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2022 and December 31, 2021, the Company’s unfunded commitments amounted to $95,995 and $107,247, respectively. As of May 5, 2022, the Company’s unfunded commitments amounted to $105,147. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of March 31, 2022:

Portfolio Company	Index Rate(a)	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured Second Lien Debt
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026	1 Month LIBOR	Services: Business	$7,250	$7,215	$7,214
Carestream Health, Inc., L+1250, 1.00% LIBOR Floor, 8/8/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	12,709	12,366	12,487
Dayton Superior Corp., L+700, 2.00% LIBOR Floor, 12/4/2024	3 Month LIBOR	Construction & Building	1,474	1,476	1,463
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026	1 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,039	6,261
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/14/2026	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,791	14,850
Total Senior Secured Second Lien Debt				41,887	42,275
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026	(c)	Diversified Financials	10,000	9,982	9,751
Total Collateralized Securities and Structured Products - Equity				9,982	9,751
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)		Healthcare & Pharmaceuticals	6,030,384 Units	5,200	6,272
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)		Media: Diversified & Production	1,469 Units	486	1,748
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)		Media: Diversified & Production	255 Units	—	304
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)		Media: Diversified & Production	4,746 Units	—	2,545
BCP Great Lakes Fund LP, Partnership Interests (5.6% ownership)		Diversified Financials	N/A	11,400	11,410
Carestream Health Holdings, Inc., Warrants(d)		Healthcare & Pharmaceuticals	388 Units	500	965
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend		Healthcare & Pharmaceuticals	2,727,273 Units	7,646	8,182
Dayton HoldCo, LLC, Membership Units(d)		Construction & Building	37,264 Units	8,400	10,556
HDNet Holdco LLC, Preferred Unit Call Option(d)		Media: Diversified & Production	1 Unit	—	412
HW Ultimate Holdings, LP, Class A Membership Units, 4% Dividend		Capital Equipment	2,000,000 Units	2,022	2,010
Skillsoft Corp., Class A Common Stock(d)		High Tech Industries	243,425 Units	2,000	1,470
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)		Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Tenere Inc., Warrants(d)		Capital Equipment	N/A	1,166	2,529
Total Equity				38,820	48,403
TOTAL INVESTMENTS				$90,689	$100,429
a.The 1 and 3 month LIBOR rates were 0.45% and 0.96%, respectively, as of March 31, 2022.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2022, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2022.
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
d.Non-income producing security.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
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
d.Non-income producing security.
The following table includes selected balance sheet information for CION/EagleTree as of March 31, 2022 and December 31, 2021:

Selected Balance Sheet Information:	March 31, 2022	December 31, 2021
Investments, at fair value (amortized cost of $90,689 and $96,946, respectively)	$100,429	$106,143
Cash and other assets	6,613	1,776
Dividend receivable on investments	161	265
Interest receivable on investments	600	109
Total assets	$107,803	$108,293

Senior secured notes (net of unamortized debt issuance costs of $112 and $0, respectively)	$72,393	$72,504
Other liabilities	650	735
Total liabilities	73,043	73,239
Members' capital	34,760	35,054
Total liabilities and members' capital	$107,803	$108,293

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
The following table includes selected statement of operations information for CION/EagleTree for the three months ended March 31, 2022 and for the period from December 21, 2021 (commencement of operations) through December 31, 2021:

Selected Statement of Operations Information:	Three Months Ended March 31, 2022	Period From December 21, 2021 (Commencement of Operations) Through December 31, 2021
Total revenues	$1,884	$688
Total expenses	2,720	800
Net change in unrealized appreciation on investments	542	9,197
Net (decrease) increase in net assets	$(294)	$9,085
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
The Company did not record any dividend income from its equity interest in CION SOF for the year ended December 31, 2021 or the three months ended March 31, 2022.
In accordance with ASU 2015-02, Consolidation, the Company determined that CION SOF was a VIE. However, the Company was not the primary beneficiary and therefore did not consolidate CION SOF. The Company's maximum exposure to losses from CION SOF was limited to its equity contribution to CION SOF.
The following table includes selected statement of operations information for CION SOF for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended March 31,		Year Ended December 31,
Selected Statement of Operations Information:	2022	2021	2021
Total revenues	$—	$29	$29
Total expenses	—	29	29
Net increase in net assets	$—	$—	$—

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2022:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	L+3.10%	$550,000	$25,000	May 15, 2024
		SOFR+3.10%	45,000	55,000
2026 Notes(1)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
UBS Facility	Repurchase Agreement	L+3.375%	125,000	25,000	November 19, 2023
More Term Loan(2)	Term Loan Facility Agreement	5.20%	30,000	—	September 30, 2024
			$875,000	$105,000
(1)As of March 31, 2022, the fair value of the 2026 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2022.
(2)As of March 31, 2022, the fair value of the More Term Loan was $30,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2022.
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
On May 15, 2020, 34th Street amended and restated the Amended JPM Credit Facility, or the Second Amended JPM Credit Facility, with JPM in order to fully repay all amounts outstanding under the Company's prior Citibank Credit Facility and MS Credit Facility and repay $100,000 of advances outstanding under the UBS Facility (as described below). Under the Second Amended JPM Credit Facility, the aggregate principal amount available for borrowings was increased from $275,000 to $700,000, of which $75,000 may be funded as a revolving credit facility, subject to conditions described in the Second Amended JPM Credit Facility, during the reinvestment period. Under the Second Amended JPM Credit Facility, the reinvestment period was extended until May 15, 2022 and the maturity date was extended to May 15, 2023. Advances under the Second Amended JPM Credit Facility bore interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.25% per year.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
On March 28, 2022, 34th Street entered into a First Amendment to the Third Amended JPM Credit Facility with JPM, or the JPM First Amendment. Under the JPM First Amendment, the aggregate principal amount available for borrowings was increased from $575,000 to $675,000, subject to conditions described in the JPM First Amendment. Additional advances of up to $100,000 under the JPM First Amendment bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.10% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. 34th Street incurred certain customary costs and expenses in connection with the JPM First Amendment. No other material terms of the Third Amended JPM Credit Facility were revised in connection with the JPM First Amendment.
Interest is payable quarterly in arrears. 34th Street may prepay advances pursuant to the terms and conditions of the Third Amended JPM Credit Facility and the JPM First Amendment, subject to a 1% premium in certain circumstances. In addition, 34th Street will be subject to a non-usage fee of 1.0% per year on the amount, if any, of the aggregate principal amount available under the Third Amended JPM Credit Facility and the JPM First Amendment that has not been borrowed through May 14, 2023. The non-usage fees, if any, are payable quarterly in arrears.
As of March 31, 2022 and December 31, 2021, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility and the JPM First Amendment was $595,000 and $550,000, respectively.
The Company contributed loans and other corporate debt securities to 34th Street in exchange for 100% of the membership interests of 34th Street, and may contribute additional loans and other corporate debt securities to 34th Street in the future. 34th Street’s obligations to JPM under the Third Amended JPM Credit Facility and the JPM First Amendment are secured by a first priority security interest in all of the assets of 34th Street. The obligations of 34th Street under the Third Amended JPM Credit Facility and the JPM First Amendment are non-recourse to the Company, and the Company’s exposure under the Third Amended JPM Credit Facility and the JPM First Amendment is limited to the value of the Company’s investment in 34th Street.
In connection with the Third Amended JPM Credit Facility and the JPM First Amendment, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended March 31, 2022, 34th Street was in compliance with all covenants and reporting requirements.
Through March 31, 2022, the Company incurred debt issuance costs of $12,102 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility and the JPM First Amendment, which is included in the Company’s consolidated balance sheet as of March 31, 2022 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility and the JPM First Amendment. At March 31, 2022, the unamortized portion of the debt issuance costs was $4,859.
For the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the JPM First Amendment, the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, as applicable, were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2022	2021	2021
Stated interest expense	$4,707	$4,818	$18,299
Amortization of deferred financing costs	490	677	2,119
Non-usage fee	70	219	457
Total interest expense	$5,267	$5,714	$20,875
Weighted average interest rate(1)	3.44%	3.56%	3.36%
Average borrowings	$551,333	$565,278	$549,110
(1)Includes the stated interest expense and non-usage fee on the unused portion of the JPM First Amendment, the Third Amended JPM redit Facility and the Second Amended JPM Credit Facility, as applicable, and is annualized for periods covering less than one year.
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
March 31, 2022
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after February 11, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended March 31, 2022, the Company was in compliance with all covenants and reporting requirements.
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
As of March 31, 2022, the aggregate principal amount of 2026 Notes outstanding was $125,000.
Through March 31, 2022, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2022 and will amortize to interest expense over the term of the 2026 Notes. At March 31, 2022, the unamortized portion of the debt issuance costs was $2,064.
For the three months ended March 31, 2022, for the period from February 11, 2021 through March 31, 2021 and for the period from February 11, 2021 through December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended March 31, 2022	For the Period From February 11, 2021 Through March 31, 2021	For the Period From February 11, 2021 Through December 31, 2021

Stated interest expense	$1,406	$766	$5,062
Amortization of deferred financing costs	131	72	473
Total interest expense	$1,537	$838	$5,535
Weighted average interest rate(1)	4.50%	4.50%	4.50%
Average borrowings	$125,000	$125,000	$125,000
(1)Includes the stated interest expense on the 2026 Notes and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
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
Principal on the Notes will be due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding. As of and for the three months ended March 31, 2022, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
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
March 31, 2022
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
Pursuant to the Amended UBS Facility, Murray Hill Funding made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility. As of and for the three months ended March 31, 2022, Murray Hill Funding was in compliance with all covenants and reporting requirements.
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At March 31, 2022, all upfront fees and other expenses were fully amortized.
As of March 31, 2022, Notes in the aggregate principal amount of $125,000 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $125,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of March 31, 2022, the amount due at maturity under the Amended UBS Facility was $125,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.
As of March 31, 2022, the fair value of assets held by Murray Hill Funding II was $232,772.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
For the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2022	2021	2021
Stated interest expense	$1,147	$902	$3,731
Non-usage fee	47	94	349
Total interest expense	$1,194	$996	$4,080
Weighted average interest rate(1)	3.82%	3.98%	3.86%
Average borrowings	$125,000	$100,000	$104,110
(1)Includes the stated interest expense and non-usage fee on the unused portion of the Amended UBS Facility and is annualized for periods covering less than one year.
2021 More Term Loan
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
The Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2022, the Company was in compliance with all covenants and reporting requirements.
Through March 31, 2022, the Company incurred debt issuance costs of $992 in connection with obtaining the More Term Loan, which were recorded as a direct reduction to the outstanding balance of the More Term Loan, which is included in the Company’s consolidated balance sheet as of March 31, 2022 and will amortize to interest expense over the term of the More Term Loan. At March 31, 2022, the unamortized portion of the debt issuance costs was $713.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
For the three months ended March 31, 2022 and for the period from April 14, 2021 through December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the More Term Loan were as follows:

	Three Months Ended March 31, 2022	For the Period From April 14, 2021 Through December 31, 2021
Stated interest expense	$390	$1,109
Amortization of deferred financing costs	71	208
Total interest expense	$461	$1,317
Weighted average interest rate(1)	5.20%	5.20%
Average borrowings	$30,000	$30,000
(1) Includes the stated interest expense on the More Term Loan and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of March 31, 2022 and December 31, 2021, according to the fair value hierarchy:

	March 31, 2022(1)				December 31, 2021(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,597,364	$1,597,364	$—	$—	$1,526,989	$1,526,989
Senior secured second lien debt	—	—	36,875	36,875	—	—	38,583	38,583
Collateralized securities and structured products - equity	—	—	2,632	2,632	—	—	2,998	2,998
Unsecured debt	—	—	27,280	27,280	—	—	26,616	26,616
Equity	3,432	—	42,405	45,837	3,404	—	37,736	41,140
Short term investments	15,763	—	—	15,763	87,917	—	—	87,917
Total Investments	$19,195	$—	$1,706,556	$1,725,751	$91,321	$—	$1,632,922	$1,724,243
(1)Excludes the Company's $29,546 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $29,796 investment in CION/EagleTree, which is measured at NAV.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2021	$1,526,989	$38,583	$2,998	$26,616	$37,736	$1,632,922
Investments purchased(2)	141,792	—	—	623	1,125	143,540
Net realized (loss) gain	(73)	4	—	—	—	(69)
Net change in unrealized (depreciation) appreciation	(12,906)	(1,800)	(176)	37	3,544	(11,301)
Accretion of discount	2,404	88	—	4	—	2,496
Sales and principal repayments	(60,842)	—	(190)	—	—	(61,032)
Ending balance, March 31, 2022	$1,597,364	$36,875	$2,632	$27,280	$42,405	$1,706,556
Change in net unrealized (depreciation) appreciation on investments still held as of March 31, 2022(1)	$(12,710)	$(1,800)	$(176)	$37	$3,544	$(11,105)
(1)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2021
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2020	$1,223,268	$151,506	$12,131	$5,464	$75,913	$1,468,282
Investments purchased(2)	189,026	1,027	—	—	1,298	191,351
Net realized loss	(1,073)	—	—	—	—	(1,073)
Net change in unrealized appreciation	14,918	1,930	1,862	26	14,198	32,934
Accretion of discount	3,002	167	—	3	—	3,172
Sales and principal repayments	(173,715)	(4)	(153)	—	—	(173,872)
Ending balance, March 31, 2021	$1,255,426	$154,626	$13,840	$5,493	$91,409	$1,520,794
Change in net unrealized depreciation on investments still held as of March 31, 2021(1)	$12,423	$1,930	$1,862	$26	$14,198	$30,439
(1)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,406,429	Discounted Cash Flow	Discount Rates	5.5%	—	26.6%	9.8%
	127,421	Broker Quotes	Broker Quotes	N/A			N/A
	28,346	Market Comparable Approach	EBITDA Multiple	5.00x	—	6.25x	6.13x
	19,534		Revenue Multiple	1.60x	—	2.25x	1.81x
	15,634	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	24,781	Discounted Cash Flow	Discount Rates	9.2%	—	18.1%	13.6%
	12,094	Market Comparable Approach	EBITDA Multiple	8.50x			N/A
Collateralized securities and structured products - equity	2,632	Discounted Cash Flow	Discount Rates	16.0%			N/A
Unsecured debt	27,280	Discounted Cash Flow	Discount Rates	13.5%	—	16.1%	14.1%
Equity	18,662	Market Comparable Approach	EBITDA Multiple	3.40x	—	12.00x	7.54x
	17,828		$ per kW	$387.50			N/A
	5,359		Revenue Multiple	0.50x	—	2.25x	1.74x
	556	Options Pricing Model	Expected Volatility	66.2%	—	84.2%	66.3%
Total	$1,706,556
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)

	December 31, 2021
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,292,635	Discounted Cash Flow	Discount Rates	5.5%	—	24.7%	9.9%
	183,768	Broker Quotes	Broker Quotes	N/A			N/A
	27,557	Market Comparable Approach	EBITDA Multiple	3.50x	—	6.00x	4.98x
	6,327		Revenue Multiple	2.25x			N/A
	16,702	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	24,408	Discounted Cash Flow	Discount Rates	8.5%	—	18.6%	12.7%
	14,175	Broker Quotes	Broker Quotes	N/A			N/A
Collateralized securities and structured products - equity	2,998	Discounted Cash Flow	Discount Rates	16.0%			N/A
Unsecured debt	26,616	Discounted Cash Flow	Discount Rates	12.7%		16.2%	13.6%
Equity	17,596	Market Comparable Approach	EBITDA Multiple	3.25x	—	21.50x	9.88x
	15,127		$ per kW	$325			N/A
	4,032		Revenue Multiple	0.68x	—	2.00x	1.87x
	981	Options Pricing Model	Expected Volatility	73.0%	—	84.2%	73.0%
Total	$1,632,922
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended March 31,		Year Ended December 31,
	2022	2021	2021
Professional fees	$633	$1,265	$4,214
Dues and subscriptions	535	169	411
Transfer agent expense	291	422	1,290
Insurance expense	251	132	612
Valuation expense	179	252	904
Accounting and administrative costs	157	237	759
Director fees and expenses	154	103	516
Printing and marketing expense	5	44	990
Other expenses	17	54	109
Total general and administrative expense	$2,222	$2,678	$9,805
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
As of March 31, 2022 and December 31, 2021, the Company’s unfunded commitments were as follows:

Unfunded Commitments	March 31, 2022(1)	December 31, 2021(1)
Cennox, Inc.	$14,286	$—
West Dermatology Management Holdings, LLC	6,255	6,308
Critical Nurse Staffing, LLC	5,899	5,899
Instant Web, LLC	5,845	2,704
Mimeo.com, Inc.	5,000	5,000
Williams Industrial Services Group, Inc.	5,000	5,000
Novum Orthopedic Partners Management, LLC	4,891	—
Rogers Mechanical Contractors, LLC	4,808	4,808
MacNeill Pride Group Corp.	4,783	—
Trademark Global, LLC	4,615	4,615
Molded Devices, Inc.	3,807	4,426
American Health Staffing Group, Inc.	3,333	2,333
Coyote Buyer, LLC	2,500	2,500
Moss Holding Company	2,232	2,232
HW Acquisition, LLC	2,200	2,933
Inotiv, Inc.	2,100	2,100
Foundation Consumer Healthcare, LLC	2,094	2,094
Bradshaw International Parent Corp.	1,844	1,445
RumbleOn, Inc.	1,775	6,000
Sleep Opco, LLC	1,750	1,750
Extreme Reach, Inc.	1,744	1,744
BDS Solutions Intermediateco, LLC	1,619	—
Optio Rx, LLC	1,530	—
NWN Parent Holdings LLC	1,380	1,380
Anthem Sports & Entertainment Inc.	1,167	1,167
Homer City Holdings LLC	1,000	—
Invincible Boat Company LLC	798	798
RA Outdoors, LLC	630	1,049
Appalachian Resource Company, LLC	500	500
H.W. Lochner, Inc.	375	275
American Teleconferencing Services, Ltd.	235	235
Genesis Healthcare, Inc.	—	35,000
American Media, Inc.	—	1,702
Marble Point Credit Management LLC	—	1,250
Total	$95,995	$107,247
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2022 and December 31, 2021, refer to the table above and the consolidated schedules of investments. As of May 5, 2022, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $105,147.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, and administrative agent fees. The following table summarizes the Company’s fee income for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended March 31,		Year Ended December 31,
	2022	2021	2021
Capital structuring and other fees	$1,022	$294	$4,973
Amendment fees	395	584	869
Administrative agent fees	25	55	85
Total	$1,442	$933	$5,927
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended March 31,		Year Ended December 31,
	2022	2021	2021
Per share data:(1)
Net asset value at beginning of period	$16.34	$15.50	$15.50
Results of operations:
Net investment income	0.34	0.31	1.31
Net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments and (loss) gain on foreign currency(2)	(0.20)	0.57	0.79
Net increase in net assets resulting from operations(2)	0.14	0.88	2.10
Shareholder distributions:
Distributions from net investment income	(0.28)	(0.26)	(1.26)
Net decrease in net assets resulting from shareholders' distributions	(0.28)	(0.26)	(1.26)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—	—
Repurchases of common stock(4)	—	—	—
Net increase in net assets resulting from capital share transactions	—	—	—
Net asset value at end of period	$16.20	$16.12	$16.34
Shares of common stock outstanding at end of period(5)	56,958,440	56,649,901	56,958,440
Total investment return-net asset value(6)	1.01%	5.73%	14.43%
Total investment return-market value(7)	15.38%	—	3.87%
Net assets at beginning of period	$930,512	$878,256	$878,256
Net assets at end of period	$922,453	$912,942	$930,512
Average net assets	$931,165	$891,806	$918,824
Ratio/Supplemental data:
Ratio of net investment income to average net assets	2.09%	1.97%	8.09%
Ratio of gross operating expenses to average net assets(8)	2.38%	2.10%	9.04%
Ratio of net operating expenses to average net assets	2.38%	2.10%	9.04%
Portfolio turnover rate(9)	3.60%	12.20%	52.04%
Total amount of senior securities outstanding	$875,000	$725,000	$830,000
Asset coverage ratio(10)	2.05	2.26	2.12
(1)The per share data for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021 was derived by using the weighted average shares of common stock outstanding during each period. The share information utilized to determine per share data in this table has been retroactively adjusted to reflect the Reverse Stock Split discussed in Note 3.
(2)The amount shown for net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
(3)The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the three months ended March 31, 2021 and the year ended December 31, 2021. The Company's follow-on continuous public offering ended on January 25, 2019.
(4)Repurchases of common stock may have caused an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the three months ended March 31, 2021 and the year ended December 31, 2021.
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
(7)Total investment return-market value for the three months ended March 31, 2022 was calculated by taking the change in the market price of the Company's common stock since the Company’s Listing on October 5, 2021, and including the impact of distributions reinvested in accordance with the Company’s New DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
Note 14. Subsequent Event
2022 More Term Loan
On April 27, 2022, the Company entered into an Unsecured Term Loan Facility Agreement, or the More Term Loan Agreement, with More Provident Funds and Pension Ltd., or More Provident, as lender, which provided for an unsecured term loan to the Company in an aggregate principal amount of $50,000, or the 2022 More Term Loan. On April 27, 2022, the Company drew down $50,000 of borrowings under the 2022 More Term Loan. After the deduction of fees and other financing expenses, the Company received net borrowings of approximately $49,000, which it used for working capital and other general corporate purposes.
Advances under the 2022 More Term Loan bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor, payable quarterly in arrears. Advances under the 2022 More Term Loan mature on April 27, 2027. The Company has the right to, at its option, prepay all or any portion of advances then outstanding together with a prepayment fee equal to the higher of (i) zero, or (ii) the discounted present value of all remaining interest payments that would have been paid by the Company through the maturity date with respect to the principal amount of such advance that is to be prepaid or becomes due and payable pursuant to the More Term Loan Agreement. The discounted present value portion of the prepayment fee is calculated by applying a discount rate on the same periodic basis as that on which interest on advances is payable equal to the three-month SOFR plus 2.00%.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2022
(in thousands, except share and per share amounts)
Advances under the 2022 More Term Loan are general unsecured obligations of the Company that rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of the Company’s subsidiaries, financing vehicles or similar facilities.
The More Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the Investment Company Act of 1940, as amended, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the More Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy.

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
The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted. In addition, all share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split discussed below and in Note 3 to our consolidated financial statements included in this report.
Forward-Looking Statements
Some of the statements within this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve numerous risks and uncertainties, including statements as to:
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
•the actual and potential conflicts of interest with CIM and its affiliates;
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
•the price at which shares of our common stock may trade on and volume fluctuations in the NYSE; and
•the costs associated with being a publicly traded company.
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

On September 21, 2021, we effected a two to one reverse split of our shares of common stock under which every two shares of our common stock issued and outstanding were automatically combined into one share of our common stock, with the number of issued and outstanding shares reduced from 113,916,869 to 56,958,440. The Reverse Stock Split Amendment also provided that there was no change in the par value of $0.001 per share as a result of the Reverse Stock Split. The Reverse Stock Split did not modify the rights or preferences of our common stock.
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
Recent Developments
First Amendment to the Third Amended JPM Credit Facility
On March 28, 2022, 34th Street entered into the JPM First Amendment. Under the JPM First Amendment, the aggregate principal amount available for borrowings was increased from $575,000 to $675,000, subject to conditions described in the JPM First Amendment. Additional advances of up to $100,000 under the JPM First Amendment bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.10% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. 34th Street incurred certain customary costs and expenses in connection with the JPM First Amendment. No other material terms of the Third Amended JPM Credit Facility were revised in connection with the JPM First Amendment.

2022 More Term Loan
On April 27, 2022, we entered into the More Term Loan Agreement with More Provident, which provided for an unsecured term loan to us in an aggregate principal amount of $50,000. On April 27, 2022, we drew down $50,000 of borrowings under the 2022 More Term Loan. After the deduction of fees and other financing expenses, we received net borrowings of approximately $49,000, which we used for working capital and other general corporate purposes.
Advances under the 2022 More Term Loan bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor, payable quarterly in arrears. Advances under the 2022 More Term Loan mature on April 27, 2027. We have the right to, at our option, prepay all or any portion of advances then outstanding together with a prepayment fee equal to the higher of (i) zero, or (ii) the discounted present value of all remaining interest payments that would have been paid by us through the maturity date with respect to the principal amount of such advance that is to be prepaid or becomes due and payable pursuant to the More Term Loan Agreement. The discounted present value portion of the prepayment fee is calculated by applying a discount rate on the same periodic basis as that on which interest on advances is payable equal to the three-month SOFR plus 2.00%.
Advances under the 2022 More Term Loan are our general unsecured obligations that rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of our subsidiaries, financing vehicles or similar facilities.
The More Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of our status as a BDC within the meaning of the Investment Company Act of 1940, as amended, (iii) minimum shareholders’ equity of 60% of our net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by us after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by us for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by us for purposes of the ratio. In addition, the More Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or derivative securities in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy.

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
COVID-19 initially had adverse effects on our investment income and may again have adverse effects in the future. These adverse effects may require us to restructure certain of our investments, which could result in reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity initially had an adverse effect on our business, financial condition, results of operations and cash flows. These events initially limited our investment originations, which may occur again in the future, and may also have a material negative impact on our operating results.
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

Portfolio Investment Activity for the Three Months Ended March 31, 2022 and 2021 and the Year Ended December 31, 2021
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended March 31,		Year Ended December 31,
Net Investment Activity	2022	2021	2021
Purchases and drawdowns
Senior secured first lien debt	$136,698	$181,990	$868,031
Unsecured debt	—	—	20,000
Equity	1,125	1,644	32,008
Sales and principal repayments	(61,031)	(189,274)	(827,958)
Net portfolio activity	$76,792	$(5,640)	$92,081
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,648,172	$1,597,364	91.8%
Senior secured second lien debt	55,547	36,875	2.1%
Collateralized securities and structured products - equity	3,695	2,632	0.2%
Unsecured debt	27,404	27,280	1.6%
Equity	54,504	75,383	4.3%
Subtotal/total percentage	1,789,322	1,739,534	100.0%
Short term investments(2)	15,763	15,763
Total investments	$1,805,085	$1,755,297
Number of portfolio companies			115
Average annual EBITDA of portfolio companies		$48.9 million
Median annual EBITDA of portfolio companies			$32.8 million
Purchased at a weighted average price of par			98.06%
Gross annual portfolio yield based upon the purchase price(3)			8.64%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of March 31, 2022 and December 31, 2021, excluding short term investments of $15,763 and $87,917, respectively:

	March 31, 2022			December 31, 2021
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,539,482	$1,474,698	84.8%	$1,454,429	$1,403,097	84.2%
Fixed interest rate investments	175,308	170,264	9.8%	176,326	172,162	10.3%
Non-income producing investments	50,970	71,863	4.1%	49,845	67,532	4.1%
Other income producing investments	23,562	22,709	1.3%	23,787	23,331	1.4%
Total investments	$1,789,322	$1,739,534	100.0%	$1,704,387	$1,666,122	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$320,042	18.4%	$240,316	14.4%
Healthcare & Pharmaceuticals	244,993	14.1%	250,049	15.0%
Media: Diversified & Production	134,373	7.7%	139,399	8.4%
Services: Consumer	121,488	7.0%	119,365	7.2%
Chemicals, Plastics & Rubber	107,079	6.2%	109,860	6.6%
Diversified Financials	101,597	5.8%	101,032	6.1%
High Tech Industries	84,764	4.9%	65,544	3.9%
Capital Equipment	83,305	4.8%	82,795	5.0%
Media: Advertising, Printing & Publishing	81,747	4.7%	94,610	5.7%
Consumer Goods: Durable	57,098	3.3%	58,124	3.5%
Retail	57,066	3.3%	56,726	3.4%
Hotel, Gaming & Leisure	51,909	3.0%	50,855	3.0%
Beverage, Food & Tobacco	47,319	2.7%	49,054	2.9%
Banking, Finance, Insurance & Real Estate	40,233	2.3%	40,634	2.4%
Aerospace & Defense	38,484	2.2%	38,279	2.3%
Energy: Oil & Gas	37,073	2.1%	32,164	1.9%
Consumer Goods: Non-Durable	36,984	2.1%	45,682	2.7%
Construction & Building	27,270	1.6%	27,585	1.7%
Telecommunications	24,710	1.4%	24,649	1.5%
Automotive	17,851	1.0%	14,367	0.9%
Transportation: Cargo	13,141	0.8%	14,106	0.8%
Metals & Mining	11,008	0.6%	10,927	0.7%
Subtotal/total percentage	1,739,534	100.0%	1,666,122	100.0%
Short term investments	15,763		87,917
Total investments	$1,755,297		$1,754,039
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2022 and December 31, 2021, our unfunded commitments amounted to $95,995 and $107,247, respectively. As of May 5, 2022, our unfunded commitments amounted to $105,147. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of March 31, 2022 and December 31, 2021, excluding short term investments of $15,763 and $87,917, respectively:

	March 31, 2022		December 31, 2021
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$45,685	2.6%	$47,221	2.8%
2	1,499,344	86.2%	1,373,509	82.5%
3	183,674	10.6%	233,223	14.0%
4	6,952	0.4%	8,201	0.5%
5	3,879	0.2%	3,968	0.2%
	$1,739,534	100.0%	$1,666,122	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of May 5, 2022:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,666,700	92.2%
Senior secured second lien debt	36,875	2.0%
Collateralized securities and structured products - equity	2,631	0.2%
Unsecured debt	26,657	1.5%
Equity	74,241	4.1%
Subtotal/total percentage	1,807,104	100.0%
Short term investments(2)	22,417
Total investments	$1,829,521
Number of portfolio companies		119
Average annual EBITDA of portfolio companies	$45.2 million
Median annual EBITDA of portfolio companies	$31.6 million
Purchased at a weighted average price of par		98.15%
Gross annual portfolio yield based upon the purchase price(2)		8.83%
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
Results of Operations for the Three Months Ended March 31, 2022 and 2021
Our results of operations for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Investment income	$41,683	$36,303
Operating expenses and income taxes	22,200	18,704
Net investment income after taxes	19,483	17,599
Net realized loss on investments and foreign currency	(69)	(4,128)
Net change in unrealized (depreciation) appreciation on investments	(11,525)	36,243
Net increase in net assets resulting from operations	$7,889	$49,714
Investment Income
For the three months ended March 31, 2022 and 2021, we generated investment income of $41,683 and $36,303, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 112 and 107 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $187,917, from $1,514,911 for the three months ended March 31, 2021 to $1,702,828 for the three months ended March 31, 2022.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Management fees	$6,655	$7,783
Administrative services expense	720	684
Subordinated incentive fee on income	4,133	—
General and administrative	2,222	2,678
Interest expense	8,459	7,548
Income tax expense, including excise tax	11	11
Total operating expenses and income taxes	$22,200	$18,704

The increase in subordinated incentive fee on income was primarily the result of entering into the (i) amended and restated investment advisory agreement in August 2021, which changed the calculation of the subordinated incentive fee to express the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of our net assets rather than adjusted capital, and (ii) the second amended and restated investment advisory agreement in October 2021, which reduced the hurdle rate applicable to the subordinated incentive fee. The decrease in management fees was also primarily due to entering into the second amended and restated investment advisory agreement in October 2021, which reduced the annual rate from 2.0% to 1.5%. The increase in interest expense was primarily the result of higher average borrowings during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
The composition of our general and administrative expenses for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Professional fees	$633	$1,265
Dues and subscriptions	535	169
Transfer agent expense	291	422
Insurance expense	251	132
Valuation expense	179	252
Accounting and administrative costs	157	237
Director fees and expenses	154	103
Printing and marketing expense	5	44
Other expenses	17	54
Total general and administrative expense	$2,222	$2,678

Net Investment Income After Taxes

Our net investment income after taxes totaled $19,483 and $17,599 for the three months ended March 31, 2022 and 2021, respectively. The increase in our investment income after taxes during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was partially offset by an increase in our operating expenses during the same period, which was driven primarily by an increase in the subordinated incentive fee on income.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled $(69) and $(4,128) for the three months ended March 31, 2022 and 2021, respectively, which was driven primarily by realized losses on the liquidation of our investments in certain portfolio companies during the three months ended March 31, 2021.

Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled $(11,525) and $36,243 for the three months ended March 31, 2022 and 2021, respectively. This change was driven primarily by widening credit spreads and decreased multiples in equity markets as well as the underperformance of certain portfolio companies during the three months ended March 31, 2022 that negatively impacted the fair value of certain of our investments, as compared to tightening credit spreads and increased multiples in equity markets during the three months ended March 31, 2021 that positively impacted the fair value of certain of our investments.
Net Increase in Net Assets Resulting from Operations
For the three months ended March 31, 2022 and 2021, we recorded a net increase in net assets resulting from operations of $7,889 and $49,714, respectively, as a result of our operating activity for the respective periods.
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

As part of the share repurchase policy, we intend to enter into a trading plan in the near future adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to our shares. The 10b5-1 trading plan would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan will be administered by an independent broker and will be subject to price, market volume and timing restrictions. Since we have not yet entered into a 10b5-1 trading plan, during the period from September 15, 2021 to May 5, 2022, we did not repurchase any shares of common stock pursuant to the share repurchase policy.

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

As of March 31, 2022 and December 31, 2021, we had $15,763 and $87,917 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

JPM Credit Facility
As of March 31, 2022 and May 5, 2022, our aggregate outstanding borrowings under the Third Amended JPM Credit Facility and the JPM First Amendment were $595,000 and $600,000, respectively, and the aggregate unfunded principal amount in connection with the Third Amended JPM Credit Facility and the JPM First Amendment was $80,000 and $75,000, respectively. For a detailed discussion of our Third Amended JPM Credit Facility and the JPM First Amendment, refer to Note 8 to our consolidated financial statements included in this report.
UBS Facility
As of March 31, 2022 and May 5, 2022, our outstanding borrowings under the Amended UBS Facility were $125,000 and $142,500, respectively, and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $25,000 and $7,500, respectively. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
2026 Notes

As of March 31, 2022 and May 5, 2022, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2021 More Term Loan
As of March 31, 2022 and May 5, 2022, our outstanding borrowings under the 2021 More Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2021 More Term Loan. For a detailed discussion of our 2021 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2022 More Term Loan
As of May 5, 2022, our outstanding borrowings under the 2022 More Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 More Term Loan. For a detailed discussion of our 2022 More Term Loan, refer to Note 14 to our consolidated financial statements included in this report.
Unfunded Commitments
As of March 31, 2022 and May 5, 2022, our unfunded commitments amounted to $95,995 and $105,147, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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
Valuation of Portfolio Investments
The value of our assets is determined quarterly and at such other times that an event occurs that materially affects the valuation. The valuation is made pursuant to Section 2(a)(41) of the 1940 Act, which requires that we value our assets as follows: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, at fair value, as determined in good faith by our board of directors. As a BDC, Section 2(a)(41) of the 1940 Act requires the board of directors to determine in good faith the fair value of portfolio securities for which a market price is not readily available, and it does so in conjunction with the application of our valuation procedures by CIM. In accordance with Rule 2a-5 of the 1940 Act, our board of directors has designated CIM as our “valuation designee.” Our board of directors and the audit committee of our board of directors, which is comprised solely of our independent directors, oversees the activities, methodology and processes of the valuation designee.
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
Valuation Methods
With respect to investments for which market quotations are not readily available, CIM, as the valuation designee of our board of directors, undertakes a multi-step valuation process each quarter, as described below:
•the quarterly valuation process generally begins with each portfolio company or investment either being sent directly to an independent valuation firm or initially valued by certain of CIM’s investment professionals and certain members of its management team, with such valuation taking into account information received from various sources, including independent valuation firms, if applicable;
•preliminary valuation conclusions are then documented and discussed by members of CIM’s management team;
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
•our audit committee meets with members of CIM’s management team and the independent valuation firms to discuss the assistance provided and the results of the independent valuation firms' review; and
•our board of directors and our audit committee provide oversight with respect to this valuation process, including requesting such materials as they may determine appropriate.

We shall promptly (but no later than five business days after we become aware) report to our board of directors in writing on the occurrence of matters that materially affect the fair value of the designated portfolio of investments. Material matters in this instance include a significant deficiency or material weakness in the design or effectiveness of CIM’s fair value determination process resulting in a material error in the calculation of net asset value of $0.01 per share or greater.
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
Related Party Transactions

For a discussion of our relationship with related parties including CIM, CIG, and AIA and amounts incurred under agreements with such related parties, refer to Note 4 to our consolidated financial statements included in this report.
Contractual Obligations

On August 26, 2016, 34th Street entered into the JPM Credit Facility with JPM, as amended and restated on September 30, 2016, July 11, 2017, November 28, 2017, May 23, 2018, May 15, 2020, February 26, 2021 and March 28, 2022. See Note 8 to our consolidated financial statements for a more detailed description of the JPM Credit Facility.

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

On April 14, 2021, we entered into the 2021 More Term Loan with More. See Note 8 to our consolidated financial statements for a more detailed description of the 2021 More Term Loan.

On April 27, 2022, we entered into the 2022 More Term Loan with More Provident. See Note 8 to our consolidated financial statements for a more detailed description of the 2022 More Term Loan.
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

We currently have no off-balance sheet arrangements, except for those discussed in Note 7 and Note 11 to our consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2022, 84.8% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of March 31, 2022, under the terms of the Third Amended JPM Credit Facility, advances bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.10% per year. Under the terms of the JPM First Amendment, additional advances of up to $100,000 bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.10% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR, plus a spread of 3.375% per year. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Third Amended JPM Credit Facility (including the JPM First Amendment) or the Amended UBS Facility in effect as of March 31, 2022:

Basis Point Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 50 basis points	2,960	2.6%
No change to current base rate (0.60% as of March 31, 2022)	—	—
Up 50 basis points	(643)	(0.6)%
Up 100 basis points	2,702	2.4%
Up 200 basis points	10,321	9.0%
Up 300 basis points	18,334	16.0%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes and the 2021 More Term Loan), or the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 9.8% of our investments paid fixed interest rates as of March 31, 2022. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2022.
During the three months ended March 31, 2022, we did not repurchase any shares of common stock pursuant to our share repurchase policy.
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

4.2
Distribution Reinvestment Plan of CĪON Investment Corporation (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2021 (File No. 814-00941)).

4.3	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.4 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2022 (File No. 814-00941)).
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

10.3
Sale and Contribution Agreement, dated as of August 26, 2016, by and between 34th Street Funding, LLC and CĪON Investment Corporation (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 814-00941)).

10.4
Master Participation Agreement, dated as of August 26, 2016, by and between 34th Street Funding, LLC and CĪON Investment Corporation (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2016 (File No. 814-00941)).

Exhibit Number	Description of Document
10.5
Amended and Restated Portfolio Management Agreement, dated as of September 30, 2016, by and among 34th Street Funding, LLC, CION Investment Management, LLC and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2016 (File No. 814-00941)).

10.6
Contribution Agreement, dated as of May 19, 2017, by and among CION Investment Corporation, Murray Hill Funding, LLC and Murray Hill Funding II, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.7	Murray Hill Funding II, LLC Class A Notes Due 2027 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).
10.8
Contribution Agreement, dated as of May 19, 2017, by and among UBS AG, London Branch, Murray Hill Funding II, LLC, U.S. Bank National Association, Murray Hill Funding, LLC and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.9
October 2000 Version Global Master Repurchase Agreement, by and between UBS AG and Murray Hill Funding, LLC, together with the related Annex and Master Confirmation thereto, each dated as of May 19, 2017 (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.10
Collateral Management Agreement, dated as of May 19, 2017, by and between CION Investment Management, LLC and Murray Hill Funding II, LLC (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.11
Collateral Administration Agreement, dated as of May 19, 2017, by and among Murray Hill Funding II, LLC, CION Investment Management, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.12
Murray Hill Funding II, LLC Class A Notes Due 2027 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2017 (File No. 814-00941)).

10.13
Administration Agreement, dated as of April 1, 2018, by and between CĪON Investment Corporation and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2018 (File No. 814-00941)).

Exhibit Number	Description of Document
10.14
Second Amended and Restated Loan and Security Agreement, dated as of May 15, 2020, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2020 (File No. 814-00941)).

10.15
Fourth Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, dated as of December 17, 2020, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2020 (File No. 814-00941)).

10.16
Revolving Credit Note Agreement, dated as of December 17, 2020, by and among Murray Hill Funding II, LLC, Murray Hill Funding, LLC, U.S. Bank National Association, and the Class A-R Noteholders (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2020 (File No. 814-00941)).

10.17
Murray Hill Funding II, LLC Class A-R Notes Due 2027 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2020 (File No. 814-00941)).

10.18
Second Amended and Restated Indenture, dated as of December 17, 2020, by and between Murray Hill Funding II, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2020 (File No. 814-00941)).

10.19
Master Confirmation to the Global Master Repurchase Agreement (Class A-R Notes), dated as of December 17, 2020, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2020 (File No. 814-00941)).

10.20
Note Purchase Agreement of CĪON Investment Corporation related to the 2026 Notes, dated as of February 11, 2021 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2021 (File No. 814-00941)).

10.21
Third Amended and Restated Loan and Security Agreement, dated as of February 26, 2021, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2021 (File No. 814-00941)).

10.22
Unsecured Term Loan Facility Agreement, dated as of April 14, 2021, by and between CĪON Investment Corporation and More Provident Funds Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 814-00941)).

10.23
First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of March 28, 2022, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank Trust Company, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2022 (File No. 814-00941)).

10.24
Unsecured Term Loan Facility Agreement, dated as of April 27, 2022, by and between CĪON Investment Corporation and More Provident Funds and Pension Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2022 (File No. 814-00941)).

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
Date: May 11, 2022
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)