Form 10-Q
period 2022-06-30
CION Investment Corp
filed 2022-08-11
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes ☒ No ☐
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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 5, 2022 was 56,958,440.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,660,187 and $1,617,126, respectively)	$1,601,753	$1,581,124
Non-controlled, affiliated investments (amortized cost of $131,439 and $91,476, respectively)	113,554	81,490
Controlled investments (amortized cost of $84,347 and $83,702, respectively)	90,145	91,425
Total investments, at fair value (amortized cost of $1,875,973 and $1,792,304, respectively)	1,805,452	1,754,039
Cash	42,542	3,774
Interest receivable on investments	21,962	21,549
Receivable due on investments sold and repaid	2,713	2,854
Prepaid expenses and other assets	2,112	466
Total assets	$1,874,781	$1,782,682

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $7,849 and $7,628, respectively)	$939,651	$822,372
Payable for investments purchased	11,635	11,327
Accounts payable and accrued expenses	1,194	1,922
Interest payable	5,603	4,339
Accrued management fees	6,839	6,673
Accrued subordinated incentive fee on income	4,091	3,942
Accrued administrative services expense	530	1,595
Total liabilities	969,543	852,170

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized;
56,958,440 and 56,958,440 shares issued and outstanding, respectively	57	57
Capital in excess of par value	1,059,989	1,059,989
Accumulated distributable losses	(154,808)	(129,534)
Total shareholders' equity	905,238	930,512
Total liabilities and shareholders' equity	$1,874,781	$1,782,682
Net asset value per share of common stock at end of period	$15.89	$16.34

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$31,749	$30,167	$62,743	$56,269	$119,792
Paid-in-kind interest income	4,613	3,853	9,219	9,988	17,306
Fee income	2,554	880	3,503	1,813	5,927
Dividend income	—	91	46	173	366
Non-controlled, affiliated investments
Interest income	1,545	1,041	2,568	2,442	4,961
Paid-in-kind interest income	874	1,056	2,319	1,879	3,160
Fee income	13	—	506	—	—
Dividend income	53	933	53	1,760	5,576
Controlled investments
Interest income	1,742	—	3,869	—	260
Paid-in-kind interest income	409	—	409	—	—
Total investment income	43,552	38,021	85,235	74,324	157,348
Operating expenses
Management fees	6,839	8,243	13,494	16,026	31,143
Administrative services expense	781	697	1,501	1,381	3,069
Subordinated incentive fee on income	4,091	—	8,224	—	6,875
General and administrative	1,712	2,563	3,934	5,241	9,805
Interest expense	10,841	7,828	19,300	15,376	31,807
Total operating expenses	24,264	19,331	46,453	38,024	82,699
Net investment income before taxes	19,288	18,690	38,782	36,300	74,649
Income tax expense, including excise tax	—	4	11	15	342
Net investment income after taxes	19,288	18,686	38,771	36,285	74,307
Realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	180	445	208	471	(4,100)
Non-controlled, affiliated investments	—	—	(97)	(1,080)	8,010
Controlled investments	—	—	—	(3,067)	(3,067)
Foreign currency	—	(4)	—	(11)	(3)
Net realized gains (losses)	180	441	111	(3,687)	840
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(17,482)	5,957	(24,977)	25,195	25,566
Non-controlled, affiliated investments	(1,577)	2,885	(5,357)	16,823	7,261
Controlled investments	(1,675)	—	(1,925)	3,067	10,790
Net change in unrealized (depreciation) appreciation	(20,734)	8,842	(32,259)	45,085	43,617
Net realized and unrealized (losses) gains	(20,554)	9,283	(32,148)	41,398	44,457
Net (decrease) increase in net assets resulting from operations	$(1,266)	$27,969	$6,623	$77,683	$118,764
Per share information—basic and diluted(1)
Net (decrease) increase in net assets per share resulting from operations	$(0.02)	$0.49	$0.12	$1.37	$2.09
Net investment income per share	$0.34	$0.33	$0.68	$0.64	$1.31
Weighted average shares of common stock outstanding	56,958,440	56,747,687	56,958,440	56,750,588	56,808,960
(1) As discussed in Note 3, the Company completed a two-to-one reverse stock split, effective as of September 21, 2021. The weighted average shares used in the computation of the net increase in net assets per share resulting from operations and net investment income per share reflect the reverse stock split on a retroactive basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$19,288	$18,686	$38,771	$36,285	$74,307
Net realized gain (loss) on investments	180	445	111	(3,676)	843
Net realized loss on foreign currency	—	(4)	—	(11)	(3)
Net change in unrealized (depreciation) appreciation on investments	(20,734)	8,842	(32,259)	45,085	43,617
Net (decrease) increase in net assets resulting from operations	(1,266)	27,969	6,623	77,683	118,764
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(15,949)	(15,000)	(31,897)	(30,029)	(71,530)
Net decrease in net assets resulting from shareholders' distributions	(15,949)	(15,000)	(31,897)	(30,029)	(71,530)
Changes in net assets from capital share transactions:
Reinvestment of shareholders' distributions	—	5,132	—	10,424	15,489
Repurchase of common stock	—	(5,163)	—	(10,454)	(10,467)
Net (decrease) increase in net assets resulting from capital share transactions	—	(31)	—	(30)	5,022

Total (decrease) increase in net assets	(17,215)	12,938	(25,274)	47,624	52,256
Net assets at beginning of period	922,453	912,942	930,512	878,256	878,256
Net assets at end of period	$905,238	$925,880	$905,238	$925,880	$930,512
Net asset value per share of common stock at end of period(1)	$15.89	$16.34	$15.89	$16.34	$16.34
Shares of common stock outstanding at end of period(1)	56,958,440	56,648,478	56,958,440	56,648,478	56,958,440
(1) As discussed in Note 3, the Company completed a two-to-one reverse stock split, effective as of September 21, 2021. The shares outstanding used in the computation of net asset value per share reflect the reverse stock split on a retroactive basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net (decrease) increase in net assets resulting from operations	$(1,266)	$27,969	$6,623	$77,683	$118,764
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discount on investments	(2,478)	(2,733)	(4,974)	(5,905)	(11,738)
Proceeds from principal repayment of investments	102,963	91,697	161,710	265,971	568,907
Purchase of investments	(173,224)	(222,098)	(311,047)	(405,732)	(920,039)
Paid-in-kind interest and dividends capitalized	(5,897)	(5,303)	(11,948)	(12,818)	(21,734)
Decrease (increase) in short term investments, net	1,418	39,110	73,572	25,114	(14,319)
Proceeds from sale of investments	6,591	5,131	8,875	20,131	259,050
Net realized (gain) loss on investments	(180)	(445)	(111)	3,676	(843)
Net change in unrealized depreciation (appreciation) on investments	20,734	(8,842)	32,259	(45,085)	(43,617)
Amortization of debt issuance costs	812	682	1,504	1,431	2,800
(Increase) decrease in interest receivable on investments	(746)	(2,092)	(162)	(2,814)	(4,400)
(Increase) decrease in dividends receivable on investments	—	128	—	(142)	45
(Increase) decrease in receivable due on investments sold and repaid	4,590	31,027	141	(2,695)	3,339
(Increase) decrease in prepaid expenses and other assets	1,506	241	(1,646)	1,362	1,322
Increase (decrease) in payable for investments purchased	11,635	(22,279)	308	17,805	11,194
Increase (decrease) in accounts payable and accrued expenses	332	1,239	(728)	1,466	1,228
Increase (decrease) in interest payable	2,430	1,468	1,264	1,685	1,839
Increase (decrease) in accrued management fees	184	460	166	575	(995)
Increase (decrease) in accrued administrative services expense	154	516	(1,065)	(360)	330
Increase (decrease) in subordinated incentive fee on income payable	(42)	—	149	(4,323)	(381)
Net cash used in operating activities	(30,484)	(64,124)	(45,110)	(62,975)	(49,248)
Financing activities:
Repurchase of common stock	—	(5,163)	—	(10,454)	(10,467)
Shareholders' distributions paid	(15,949)	(9,868)	(31,897)	(19,605)	(56,041)
Repayments under financing arrangements	—	—	—	(125,000)	(171,000)
Borrowings under financing arrangements	72,500	80,000	117,500	205,000	276,000
Debt issuance costs paid	(1,025)	(990)	(1,725)	(5,384)	(5,384)
Net cash provided by financing activities	55,526	63,979	83,878	44,557	33,108
Net increase (decrease) in cash and restricted cash	25,042	(145)	38,768	(18,418)	(16,140)
Cash and restricted cash, beginning of period	17,500	1,641	3,774	19,914	19,914
Cash and restricted cash, end of period	$42,542	$1,496	$42,542	$1,496	$3,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,586	$5,676	$16,511	$12,258	$27,129
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$—	$5,132	$—	$10,424	$15,489
Restructuring of portfolio investment	$—	$2,286	$—	$2,286	$5,455
Cash interest receivable exchanged for additional securities	$—	$—	$—	$1,304	$1,304
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2022
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 183.4%
Adapt Laser Acquisition, Inc., L+1200, 1.00% LIBOR Floor, 12/31/2023(t)	3 Month LIBOR	Capital Equipment	$11,114	$11,114	$9,781
Adapt Laser Acquisition, Inc., L+1200, 1.00% LIBOR Floor, 12/31/2023(t)	3 Month LIBOR	Capital Equipment	2,051	2,051	1,754
Aegis Toxicology Sciences Corp., L+550, 1.00% LIBOR Floor, 5/9/2025(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	6,104	6,046	6,119
AHF Parent Holding, Inc., S+625, 0.75% SOFR Floor, 2/1/2028(n)	3 Month SOFR	Construction & Building	2,981	2,924	2,853
Allen Media, LLC, S+550, 0.00% SOFR Floor, 2/10/2027(n)	3 Month SOFR	Media: Diversified & Production	8,909	8,832	8,530
ALM Media, LLC, L+650, 1.00% LIBOR Floor, 11/25/2024(m)(n)	1 Month LIBOR	Media: Advertising, Printing & Publishing	17,500	17,319	17,238
Alpine US Bidco, LLC, L+525, 1.00% LIBOR Floor, 5/3/2028(i)(n)	3 Month LIBOR	Beverage, Food & Tobacco	2,000	1,870	1,855
American Clinical Solutions LLC, 7.00%, 12/31/2022(m)	None	Healthcare & Pharmaceuticals	3,500	3,482	3,439
American Consolidated Natural Resources, Inc., L+1600, 1.00% LIBOR Floor, 9/16/2025(m)(t)	1 Month LIBOR	Metals & Mining	225	173	229
American Health Staffing Group, Inc., L+600, 1.00% LIBOR Floor, 11/19/2026(m)	6 Month LIBOR	Services: Business	16,625	16,480	16,625
American Health Staffing Group, Inc., 0.50% Unfunded, 11/19/2026	None	Services: Business	3,333	(29)	—
American Teleconferencing Services, Ltd., Prime+550, 6/30/2022(q)	Prime	Telecommunications	3,116	3,116	1,772
American Teleconferencing Services, Ltd., Prime+550, 6/8/2023(q)	Prime	Telecommunications	16,154	15,621	—
American Teleconferencing Services, Ltd., 0.00% Unfunded, 6/30/2022(o)	None	Telecommunications	235	—	—
Analogic Corp., L+525, 1.00% LIBOR Floor, 6/21/2024(m)(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	4,875	4,838	4,771
Ancile Solutions, Inc., L+1000, 1.00% LIBOR Floor, 6/22/2026(m)(t)	3 Month LIBOR	High Tech Industries	11,903	11,581	11,546
Anthem Sports & Entertainment Inc., L+900, 1.00% LIBOR Floor, 11/15/2026(m)(t)	3 Month LIBOR	Media: Diversified & Production	37,116	36,943	35,632
Anthem Sports & Entertainment Inc., L+950, 1.00% LIBOR Floor, 11/15/2026	3 Month LIBOR	Media: Diversified & Production	1,000	1,000	960
Anthem Sports & Entertainment Inc., 0.50% Unfunded, 11/15/2026	None	Media: Diversified & Production	1,167	—	(47)
Appalachian Resource Company, LLC, L+500, 1.00% LIBOR Floor, 9/10/2023	1 Month LIBOR	Metals & Mining	11,137	10,285	10,552
Appalachian Resource Company, LLC, L+1000, 1.00% LIBOR Floor, 9/10/2023	1 Month LIBOR	Metals & Mining	5,000	5,000	4,994
Associated Asphalt Partners, LLC, L+525, 1.00% LIBOR Floor, 4/5/2024(m)(n)	1 Month LIBOR	Construction & Building	14,307	14,075	10,122
Atlas Supply LLC, 11.00%, 4/29/2025	None	Retail	5,000	5,000	4,988
Avison Young (USA) Inc., L+575, 0.00% LIBOR Floor, 1/31/2026(h)(m)	(u)	Banking, Finance, Insurance & Real Estate	2,679	2,648	2,638
BDS Solutions Intermediateco, LLC, S+650, 1.00% SOFR Floor, 2/7/2027(m)	3 Month SOFR	Services: Business	17,912	17,599	17,554
BDS Solutions Intermediateco, LLC, S+650, 1.00% SOFR Floor, 2/7/2027	3 Month SOFR	Services: Business	2,383	2,326	2,335
BDS Solutions Intermediateco, LLC, 0.50% Unfunded, 2/7/2027	None	Services: Business	474	—	(9)
Berlitz Holdings, Inc., S+900, 1.00% SOFR Floor, 2/14/2025	1 Month SOFR	Services: Business	13,800	12,840	13,007
Bradshaw International Parent Corp., L+575, 1.00% LIBOR Floor, 10/21/2027(m)	1 Month LIBOR	Consumer Goods: Durable	13,090	12,790	12,746
Bradshaw International Parent Corp., L+575, 1.00% LIBOR Floor, 10/21/2026	1 Month LIBOR	Consumer Goods: Durable	307	267	299
Bradshaw International Parent Corp., 0.50% Unfunded, 10/21/2026	None	Consumer Goods: Durable	1,537	—	(40)
Cabi, LLC, S+950, 1.00% SOFR Floor, 2/28/2027(m)	1 Month SOFR	Retail	22,358	22,033	22,022
Cadence Aerospace, LLC, L+850, 1.00% LIBOR Floor, 11/14/2023(m)(n)(t)	3 Month LIBOR	Aerospace & Defense	39,168	38,939	38,531
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2022
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cardenas Markets LLC, L+625, 1.00% LIBOR Floor, 6/3/2027(m)	6 Month LIBOR	Retail	10,890	10,791	10,890
CB URS Holdings Corp., L+575, 1.00% LIBOR Floor, 9/1/2024(m)	6 Month LIBOR	Transportation: Cargo	15,090	15,057	12,374
Celerity Acquisition Holdings, LLC, L+850, 1.00% LIBOR Floor, 5/28/2026	3 Month LIBOR	Services: Business	14,850	14,850	14,702
Cennox, Inc., L+600, 1.00% LIBOR Floor, 5/4/2026(m)	3 Month LIBOR	Services: Business	22,618	22,618	22,618
Cennox, Inc., L+600, 1.00% LIBOR Floor, 5/4/2026(n)	3 Month LIBOR	Services: Business	6,243	6,243	6,243
Cennox, Inc., L+600, 1.00% LIBOR Floor, 5/4/2026	3 Month LIBOR	Services: Business	1,680	1,680	1,680
Cennox, Inc., 1.00% Unfunded, 11/22/2023	None	Services: Business	12,979	(44)	—
Cennox, Inc., 0.50% Unfunded, 5/4/2026	None	Services: Business	1,307	—	—
Charming Charlie LLC, 20.00%, 4/24/2023(q)(r)	None	Retail	662	560	17
CHC Solutions Inc., 12.00%, 7/20/2023(n)(t)	None	Healthcare & Pharmaceuticals	8,128	8,128	8,067
CION/EagleTree Partners, LLC, 14.00%, 12/21/2026(h)(s)(t)	None	Diversified Financials	62,274	62,274	62,274
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 1/16/2024(m)(n)	1 Month LIBOR	Hotel, Gaming & Leisure	26,918	26,874	26,414
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 1/16/2024(m)	1 Month LIBOR	Hotel, Gaming & Leisure	2,740	2,718	2,689
CircusTrix Holdings, LLC, L+550, 1.00% LIBOR Floor, 7/16/2023(m)	1 Month LIBOR	Hotel, Gaming & Leisure	1,565	1,500	1,858
Community Tree Service, LLC, S+850, 1.00% SOFR Floor, 6/17/2027	3 Month SOFR	Construction & Building	12,500	12,500	12,500
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(q)	3 Month LIBOR	Beverage, Food & Tobacco	877	765	114
Country Fresh Holdings, LLC, L+500, 1.00% LIBOR Floor, 4/29/2023(q)	3 Month LIBOR	Beverage, Food & Tobacco	355	316	46
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2026(m)(n)	6 Month LIBOR	Chemicals, Plastics & Rubber	34,213	34,019	33,699
Coyote Buyer, LLC, L+800, 1.00% LIBOR Floor, 8/6/2026(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	6,156	6,064	6,156
Coyote Buyer, LLC, L+600, 1.00% LIBOR Floor, 2/6/2025(n)	3 Month LIBOR	Chemicals, Plastics & Rubber	750	750	739
Coyote Buyer, LLC, 0.50% Unfunded, 2/6/2025	None	Chemicals, Plastics & Rubber	1,750	—	(26)
Critical Nurse Staffing, LLC, L+600, 1.00% LIBOR Floor, 11/1/2026(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,993	12,993	12,993
Critical Nurse Staffing, LLC, L+600, 1.00% LIBOR Floor, 11/1/2026	3 Month LIBOR	Healthcare & Pharmaceuticals	1,004	1,004	1,004
Critical Nurse Staffing, LLC, 1.00% Unfunded, 11/1/2026	None	Healthcare & Pharmaceuticals	4,899	—	—
Critical Nurse Staffing, LLC, 0.50% Unfunded, 11/1/2026	None	Healthcare & Pharmaceuticals	1,000	—	—
David's Bridal, LLC, L+1000, 1.00% LIBOR Floor, 6/23/2023(t)	3 Month LIBOR	Retail	5,760	5,338	5,587
David's Bridal, LLC, L+1000, 1.00% LIBOR Floor, 5/23/2024(t)	3 Month LIBOR	Retail	5,222	5,222	5,105
David's Bridal, LLC, L+600, 1.00% LIBOR Floor, 6/30/2023(t)	3 Month LIBOR	Retail	820	768	734
Deluxe Entertainment Services, Inc., L+650, 1.00% LIBOR Floor, 3/25/2024(m)(q)(r)(t)	3 Month LIBOR	Media: Diversified & Production	2,652	2,632	245
DMT Solutions Global Corp., L+750, 1.00% LIBOR Floor, 7/2/2024(n)	(v)	Services: Business	9,403	9,299	8,909
Emerald Technologies (U.S.) Acquisitionco, Inc., S+625, 1.00% SOFR Floor, 12/29/2027(n)	1 Month SOFR	Services: Business	2,981	2,925	2,881
Entertainment Studios P&A LLC, 5.71%, 5/18/2037(j)(m)	None	Media: Diversified & Production	11,280	11,185	9,390
Entertainment Studios P&A LLC, 5.00%, 5/18/2037(j)	None	Media: Diversified & Production	—	—	1,848
Extreme Reach, Inc., L+700, 1.25% LIBOR Floor, 3/29/2024(m)(n)	1 Month LIBOR	Media: Diversified & Production	18,367	18,282	18,367
Extreme Reach, Inc., 0.50% Unfunded, 3/29/2024(m)(n)	None	Media: Diversified & Production	1,744	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2022
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Foundation Consumer Healthcare, LLC, L+550, 1.00% LIBOR Floor, 2/12/2027(m)(n)	3 Month LIBOR	Healthcare & Pharmaceuticals	29,291	29,071	29,291
Foundation Consumer Healthcare, LLC, 0.50% Unfunded, 2/12/2027	None	Healthcare & Pharmaceuticals	2,094	—	—
FuseFX, LLC, L+575, 1.00% LIBOR Floor, 10/1/2024(m)(n)	1 Month LIBOR	Media: Diversified & Production	19,898	19,737	19,724
Fusion Connect Inc., L+750, 1.00% LIBOR Floor, 1/18/2027(m)	3 Month LIBOR	High Tech Industries	19,900	19,354	19,303
Future Pak, LLC, L+800, 2.00% LIBOR Floor, 7/2/2024(m)	1 Month LIBOR	Healthcare & Pharmaceuticals	28,908	28,908	28,583
Gold Medal Holdings, Inc., S+700, 1.00% SOFR Floor, 3/17/2027(m)	3 Month SOFR	Services: Business	14,759	14,618	14,575
GSC Technologies Inc., L+500, 1.00% LIBOR Floor, 9/30/2025(r)	3 Month LIBOR	Chemicals, Plastics & Rubber	2,404	2,309	1,986
GSC Technologies Inc., L+500, 1.00% LIBOR Floor, 9/30/2025(r)(t)	3 Month LIBOR	Chemicals, Plastics & Rubber	884	846	410
GSC Technologies Inc., L+1000, 1.00% LIBOR Floor, 9/30/2025(r)(t)	3 Month LIBOR	Chemicals, Plastics & Rubber	162	162	161
H.W. Lochner, Inc., L+575, 1.00% LIBOR Floor, 7/2/2027(m)	3 Month LIBOR	Construction & Building	11,910	11,809	11,850
H.W. Lochner, Inc., L+575, 1.00% LIBOR Floor, 7/2/2027	3 Month LIBOR	Construction & Building	325	315	323
H.W. Lochner, Inc., 0.50% Unfunded, 7/2/2027	None	Construction & Building	675	—	(3)
Harland Clarke Holdings Corp., L+775, 1.00% LIBOR Floor, 6/16/2026(m)	3 Month LIBOR	Services: Business	9,343	9,333	7,288
Heritage Power, LLC, L+600, 1.00% LIBOR Floor, 7/30/2026(i)	6 Month LIBOR	Energy: Oil & Gas	8,622	6,719	5,173
Hilliard, Martinez & Gonzales, LLP, L+1200, 2.00% LIBOR Floor, 12/17/2022(m)(t)	1 Month LIBOR	Services: Consumer	20,251	20,207	20,251
Homer City Generation, L.P., 15.00%, 4/5/2023(m)(t)	None	Energy: Oil & Gas	10,943	11,267	8,481
Homer City Generation, L.P., 0.00% Unfunded, 1/29/2023(o)	None	Energy: Oil & Gas	4,000	—	(90)
Hoover Group, Inc., L+825, 1.25% LIBOR Floor, 10/1/2024(n)	3 Month LIBOR	Services: Business	5,104	5,092	5,047
HUMC Holdco, LLC, 9.00%, 12/31/2022(m)	None	Healthcare & Pharmaceuticals	8,843	8,843	8,799
HW Acquisition, LLC, L+600, 1.00% LIBOR Floor, 9/28/2026(m)	3 Month LIBOR	Capital Equipment	18,971	18,808	18,378
HW Acquisition, LLC, L+600, 1.00% LIBOR Floor, 9/28/2026	3 Month LIBOR	Capital Equipment	733	708	710
HW Acquisition, LLC, 0.50% Unfunded, 9/28/2026	None	Capital Equipment	2,200	—	(69)
Independent Pet Partners Intermediate Holdings, LLC, 6.00%, 11/20/2023(t)	None	Retail	10,608	10,565	9,839
Independent Pet Partners Intermediate Holdings, LLC, Prime+550, 12/22/2022(t)	Prime	Retail	2,127	2,127	2,127
Independent Pet Partners Intermediate Holdings, LLC, L+650, 0.00% LIBOR Floor, 12/22/2022(t)	3 Month LIBOR	Retail	268	268	268
InfoGroup Inc., L+500, 1.00% LIBOR Floor, 4/3/2023(m)(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	15,351	15,348	14,603
Inotiv, Inc., L+625, 1.00% LIBOR Floor, 11/5/2026(m)	1 Month LIBOR	Healthcare & Pharmaceuticals	12,239	12,024	11,933
Inotiv, Inc., L+625, 1.00% LIBOR Floor, 11/5/2026(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	2,090	2,052	2,037
Inotiv, Inc., 1.00% Unfunded, 5/5/2023	None	Healthcare & Pharmaceuticals	2,100	(39)	(53)
Instant Web, LLC, L+700, 1.00% LIBOR Floor, 2/25/2027(m)(n)(r)(t)	1 Month LIBOR	Media: Advertising, Printing & Publishing	37,844	37,833	27,295
Instant Web, LLC, Prime+375, 2/25/2027(r)	Prime	Media: Advertising, Printing & Publishing	458	458	457
Instant Web, LLC, L+650, 1.00% LIBOR Floor, 2/25/2027(r)	1 Month LIBOR	Media: Advertising, Printing & Publishing	321	321	320
Instant Web, LLC, 0.50% Unfunded, 2/25/2027(r)	None	Media: Advertising, Printing & Publishing	2,383	—	(6)
Instant Web, LLC, 0.50% Unfunded, 2/25/2027(r)	None	Media: Advertising, Printing & Publishing	3,246	—	(8)
Invincible Boat Company LLC, L+650, 1.50% LIBOR Floor, 8/28/2025(m)	3 Month LIBOR	Consumer Goods: Durable	13,536	13,461	13,536
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2022
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Invincible Boat Company LLC, L+650, 1.50% LIBOR Floor, 8/28/2025	1 Month LIBOR	Consumer Goods: Durable	239	239	239
Invincible Boat Company LLC, 0.50% Unfunded, 8/28/2025	None	Consumer Goods: Durable	559	—	—
INW Manufacturing, LLC, L+575, 0.75% LIBOR Floor, 5/7/2027(n)	3 Month LIBOR	Services: Business	19,250	18,766	18,191
Isagenix International, LLC, L+575, 1.00% LIBOR Floor, 6/14/2025(m)	3 Month LIBOR	Beverage, Food & Tobacco	15,994	14,706	13,755
Jenny C Acquisition, Inc., L+900, 1.75% LIBOR Floor, 10/1/2024(m)(t)	3 Month LIBOR	Services: Consumer	11,664	11,620	9,687
JP Intermediate B, LLC, L+550, 1.00% LIBOR Floor, 11/20/2025(m)	3 Month LIBOR	Beverage, Food & Tobacco	13,896	13,732	11,638
K&N Parent, Inc., L+475, 1.00% LIBOR Floor, 10/20/2023	3 Month LIBOR	Consumer Goods: Durable	13,090	12,647	12,370
Klein Hersh, LLC, S+750, 0.50% SOFR Floor, 4/27/2027(m)	3 Month SOFR	Services: Business	19,922	19,922	19,922
KNB Holdings Corp., L+550, 1.00% LIBOR Floor, 4/26/2024(m)	6 Month LIBOR	Consumer Goods: Durable	7,744	7,677	4,346
LaserAway Intermediate Holdings II, LLC, L+575, 0.75% LIBOR Floor, 10/12/2027(m)	3 Month LIBOR	Services: Consumer	9,950	9,772	9,807
LAV Gear Holdings, Inc., S+750, 1.00% SOFR Floor, 10/31/2024(m)(n)(t)	3 Month SOFR	Services: Business	27,914	27,640	27,077
LAV Gear Holdings, Inc., S+750, 1.00% SOFR Floor, 10/31/2024(m)(n)(t)	3 Month SOFR	Services: Business	4,579	4,550	4,442
LGC US Finco, LLC, L+650, 1.00% LIBOR Floor, 12/20/2025(m)	1 Month LIBOR	Capital Equipment	11,699	11,409	11,348
LH Intermediate Corp., L+750, 1.00% LIBOR Floor, 6/2/2026(m)	3 Month LIBOR	Consumer Goods: Durable	14,063	13,880	14,063
Lift Brands, Inc., L+750, 1.00% LIBOR Floor, 6/29/2025(m)(n)	1 Month LIBOR	Services: Consumer	23,405	23,405	23,288
Lift Brands, Inc., 9.50%, 6/29/2025(m)(n)	None	Services: Consumer	5,556	5,481	5,126
Lift Brands, Inc., 6/29/2025(m)(n)(p)	None	Services: Consumer	5,296	4,880	4,594
Longview Power, LLC, L+1000, 1.50% LIBOR Floor, 7/30/2025(r)	3 Month LIBOR	Energy: Oil & Gas	4,168	2,693	4,533
MacNeill Pride Group Corp., S+625, 1.00% SOFR Floor, 4/28/2026(m)	3 Month SOFR	Services: Consumer	17,895	17,780	17,626
MacNeill Pride Group Corp., S+625, 1.00% SOFR Floor, 4/28/2026(m)	3 Month SOFR	Services: Consumer	7,949	7,887	7,830
MacNeill Pride Group Corp., 1.00% Unfunded, 4/30/2024	None	Services: Consumer	2,017	(18)	(30)
Manus Bio Inc., 11.00%, 8/20/2026	None	Healthcare & Pharmaceuticals	15,000	14,902	15,000
Marble Point Credit Management LLC, L+600, 1.00% LIBOR Floor, 8/11/2028	3 Month LIBOR	Diversified Financials	6,253	6,141	6,245
Marble Point Credit Management LLC, L+600, 1.00% LIBOR Floor, 8/11/2028	3 Month LIBOR	Diversified Financials	1,474	1,454	1,473
Marble Point Credit Management LLC, 0.50% Unfunded, 8/11/2028	None	Diversified Financials	—	—	—
Mimeo.com, Inc., L+640, 1.00% LIBOR Floor, 12/21/2024	3 Month LIBOR	Services: Business	22,673	22,673	22,503
Mimeo.com, Inc., L+640, 1.00% LIBOR Floor, 12/21/2024	3 Month LIBOR	Services: Business	1,256	1,256	1,246
Mimeo.com, Inc., 1.00% Unfunded, 12/21/2024	None	Services: Business	4,000	—	(30)
Molded Devices, Inc., L+600, 1.00% LIBOR Floor, 11/1/2026(m)	3 Month LIBOR	Services: Business	15,496	15,361	15,496
Molded Devices, Inc., L+600, 1.00% LIBOR Floor, 11/1/2026	3 Month LIBOR	Services: Business	1,098	1,082	1,098
Molded Devices, Inc., 1.00% Unfunded, 11/1/2026	None	Services: Business	673	—	—
Molded Devices, Inc., 0.50% Unfunded, 11/1/2026	None	Services: Business	2,656	(11)	—
Moss Holding Company, S+700, 1.00% SOFR Floor, 4/17/2024(m)(n)(t)	3 Month SOFR	Services: Business	19,660	19,553	18,628
Moss Holding Company, 7.00% Unfunded, 4/17/2023	None	Services: Business	106	—	—
Moss Holding Company, 0.50% Unfunded, 4/17/2023	None	Services: Business	2,126	—	(117)
NASCO Healthcare Inc., L+550, 1.00% LIBOR Floor, 6/30/2023(m)	3 Month LIBOR	Services: Business	9,536	9,536	9,536
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2022
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Neptune Flood Inc., L+600, 1.00% LIBOR Floor, 10/21/2026(m)	3 Month LIBOR	Banking, Finance, Insurance & Real Estate	9,117	9,058	9,117
NewsCycle Solutions, Inc., L+700, 1.00% LIBOR Floor, 12/29/2022(m)(n)	3 Month LIBOR	Media: Advertising, Printing & Publishing	12,508	12,483	12,508
Novum Orthopedic Partners Management, LLC, L+525, 1.00% LIBOR Floor, 12/29/2027(m)	6 Month LIBOR	Healthcare & Pharmaceuticals	10,083	9,936	10,083
Novum Orthopedic Partners Management, LLC, 1.00% Unfunded, 12/29/2023	None	Healthcare & Pharmaceuticals	4,891	(47)	—
NWN Parent Holdings LLC, L+650, 1.00% LIBOR Floor, 5/7/2026(m)	3 Month LIBOR	High Tech Industries	13,033	12,929	13,000
NWN Parent Holdings LLC, 0.50% Unfunded, 5/7/2026	None	High Tech Industries	1,800	(18)	(5)
Optio Rx, LLC, L+700, 0.00% LIBOR Floor, 6/28/2024(m)(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	22,719	22,649	22,548
Optio Rx, LLC, L+1000, 0.00% LIBOR Floor, 6/28/2024(n)	1 Month LIBOR	Healthcare & Pharmaceuticals	2,515	2,501	2,631
Optio Rx, LLC, 0.00% Unfunded, 12/21/2022(m)(n)(o)	None	Healthcare & Pharmaceuticals	1,530	—	(11)
Pentec Acquisition Corp., L+600, 1.00% LIBOR Floor, 10/8/2026(m)	1 Month LIBOR	Healthcare & Pharmaceuticals	24,875	24,660	24,564
PH Beauty Holdings III. Inc., L+500, 0.00% LIBOR Floor, 9/28/2025(m)	3 Month LIBOR	Consumer Goods: Non-Durable	9,625	9,183	8,759
Playboy Enterprises, Inc., L+575, 0.50% LIBOR Floor, 5/25/2027(h)(n)	3 Month LIBOR	Consumer Goods: Non-Durable	28,463	27,917	25,901
Polymer Additives, Inc., L+600, 0.00% LIBOR Floor, 7/31/2025(m)	3 Month LIBOR	Chemicals, Plastics & Rubber	19,300	19,107	18,624
Project Castle, Inc., S+550, 0.50% SOFR Floor, 6/1/2029(i)(m)	1 Month SOFR	Services: Business	10,000	8,950	8,950
RA Outdoors, LLC, S+675, 1.00% SOFR Floor, 4/8/2026(m)	3 Month SOFR	Media: Diversified & Production	10,979	10,979	10,938
RA Outdoors, LLC, 0.50% Unfunded, 4/8/2026	None	Media: Diversified & Production	1,049	(170)	(4)
Retail Services WIS Corp., L+775, 1.00% LIBOR Floor, 5/20/2025(m)	3 Month LIBOR	Services: Business	9,799	9,601	9,652
Robert C. Hilliard, L.L.P., L+1200, 2.00% LIBOR Floor, 12/17/2022(m)(t)	1 Month LIBOR	Services: Consumer	1,686	1,686	1,686
Rogers Mechanical Contractors, LLC, L+650, 1.00% LIBOR Floor, 9/9/2025(m)	1 Month LIBOR	Services: Business	16,808	16,808	16,808
Rogers Mechanical Contractors, LLC, 1.00% Unfunded, 9/9/2025	None	Services: Business	1,923	—	—
Rogers Mechanical Contractors, LLC, 0.75% Unfunded, 9/9/2022	None	Services: Business	2,885	—	—
RumbleOn, Inc., L+825, 1.00% LIBOR Floor, 8/31/2026	3 Month LIBOR	Automotive	4,204	4,171	3,983
RumbleOn, Inc., L+825, 1.00% LIBOR Floor, 8/31/2026(m)	3 Month LIBOR	Automotive	13,895	12,983	13,166
RumbleOn, Inc., 0.00% Unfunded, 2/28/2023(o)	None	Automotive	1,775	(18)	(93)
Securus Technologies Holdings, Inc., L+450, 1.00% LIBOR Floor, 11/1/2024(m)	3 Month LIBOR	Telecommunications	3,888	3,291	3,888
Sequoia Healthcare Management, LLC, 12.75%, 8/21/2023(m)(n)(q)	None	Healthcare & Pharmaceuticals	8,525	8,457	6,394
Service Compression, LLC, S+1000, 1.00% SOFR Floor, 5/6/2027(m)(t)	3 Month SOFR	Energy: Oil & Gas	22,674	22,297	22,277
Service Compression, LLC, 0.50% Unfunded, 5/6/2025	None	Energy: Oil & Gas	7,326	(120)	(128)
SIMR, LLC, L+1700, 2.00% LIBOR Floor, 9/7/2023(q)(r)(t)	1 Month LIBOR	Healthcare & Pharmaceuticals	22,066	21,277	18,094
Sleep Opco, LLC, L+650, 1.00% LIBOR Floor, 10/12/2026(m)	3 Month LIBOR	Retail	13,184	12,954	13,068
Sleep Opco, LLC, 0.50% Unfunded, 10/12/2026	None	Retail	1,750	(30)	(15)
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)	3 Month LIBOR	Healthcare & Pharmaceuticals	12,465	12,456	9,972
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)(t)	3 Month LIBOR	Healthcare & Pharmaceuticals	1,106	1,106	841
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)(t)	3 Month LIBOR	Healthcare & Pharmaceuticals	723	674	546
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2022
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)(t)	3 Month LIBOR	Healthcare & Pharmaceuticals	681	679	518
Spinal USA, Inc. / Precision Medical Inc., L+950, 10/1/2022(m)(t)	3 Month LIBOR	Healthcare & Pharmaceuticals	573	534	467
Tenere Inc., L+850, 1.00% LIBOR Floor, 5/5/2025(m)(n)	3 Month LIBOR	Capital Equipment	18,080	18,071	18,080
Thrill Holdings LLC, S+650, 1.00% SOFR Floor, 5/27/2027(m)	6 Month SOFR	Media: Diversified & Production	20,652	20,652	20,652
Thrill Holdings LLC, 1.00% Unfunded, 5/27/2024	None	Media: Diversified & Production	3,261	—	—
Thrill Holdings LLC, 0.50% Unfunded, 5/27/2027	None	Media: Diversified & Production	1,739	—	—
Tony's Finer Foods Enterprises, LLC, S+600, 1.00% SOFR Floor, 4/20/2028(n)	3 Month SOFR	Services: Consumer	17,674	17,503	17,674
Tony's Finer Foods Enterprises, LLC, 0.50% Unfunded, 4/20/2027	None	Services: Consumer	2,326	—	—
Trademark Global, LLC, L+625, 1.00% LIBOR Floor, 7/30/2024	1 Month LIBOR	Services: Business	15,269	15,215	14,449
Trademark Global, LLC, 1.00% Unfunded, 7/30/2023	None	Services: Business	4,615	(17)	(248)
Trammell, P.C., S+1550, 2.00% SOFR Floor, 4/28/2026(t)	1 Month SOFR	Services: Consumer	13,211	13,211	13,211
USALCO, LLC, L+600, 1.00% LIBOR Floor, 10/19/2027(m)	3 Month LIBOR	Chemicals, Plastics & Rubber	24,875	24,653	24,782
Vesta Holdings, LLC, L+1000, 1.00% LIBOR Floor, 2/25/2024(m)	1 Month LIBOR	Banking, Finance, Insurance & Real Estate	23,782	23,782	23,782
Volta Charging, LLC, 12.00%, 6/19/2024(m)	None	Media: Diversified & Production	12,000	11,989	13,035
Volta Charging, LLC, 12.00%, 6/19/2024(m)	None	Media: Diversified & Production	6,000	6,000	6,518
Williams Industrial Services Group, Inc., L+900, 1.00% LIBOR Floor, 12/16/2025(n)	1 Month LIBOR	Services: Business	9,625	9,625	9,588
Wind River Systems, Inc., L+675, 1.00% LIBOR Floor, 6/24/2024(n)	3 Month LIBOR	High Tech Industries	23,026	22,889	23,026
Wok Holdings Inc., L+625, 0.00% LIBOR Floor, 3/1/2026(m)	3 Month LIBOR	Beverage, Food & Tobacco	20,235	19,831	18,414
WorkGenius, Inc., S+700, 0.50% SOFR Floor, 6/7/2027(m)	3 Month SOFR	Services: Business	13,000	13,000	13,000
Xenon Arc, Inc., L+525, 0.75% LIBOR Floor, 12/17/2027(m)	3 Month LIBOR	High Tech Industries	9,950	9,840	9,776
Total Senior Secured First Lien Debt				1,732,780	1,660,828
Senior Secured Second Lien Debt - 3.0%
Deluxe Entertainment Services, Inc., L+850, 1.00% LIBOR Floor, 9/25/2024(m)(q)(r)(t)	3 Month LIBOR	Media: Diversified & Production	10,666	10,017	—
Global Tel*Link Corp., S+1000, 0.00% SOFR Floor, 11/29/2026(n)	1 Month SOFR	Telecommunications	11,500	11,369	11,471
Premiere Global Services, Inc., L+950, 1.00% LIBOR Floor, 6/6/2024(q)(t)	3 Month LIBOR	Telecommunications	3,968	3,364	—
RA Outdoors, LLC, S+900, 1.00% SOFR Floor, 10/8/2026(m)	3 Month SOFR	Media: Diversified & Production	1,836	1,836	1,832
Securus Technologies Holdings, Inc., L+825, 1.00% LIBOR Floor, 11/1/2025	3 Month LIBOR	Telecommunications	2,942	2,926	2,935
TMK Hawk Parent, Corp., L+800, 1.00% LIBOR Floor, 8/28/2025	1 Month LIBOR	Services: Business	13,393	13,225	10,848
Total Senior Secured Second Lien Debt				42,737	27,086
Collateralized Securities and Structured Products - Equity - 0.2%
APIDOS CLO XVI Subordinated Notes, 0.00% Estimated Yield, 1/19/2025(h)	(g)	Diversified Financials	9,000	1,279	89
Galaxy XV CLO Ltd. Class A Subordinated Notes, 19.30% Estimated Yield, 4/15/2025(h)	(g)	Diversified Financials	4,000	1,562	1,513
Total Collateralized Securities and Structured Products - Equity				2,841	1,602
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2022
(in thousands)

Portfolio Company(a)	Index Rate(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Unsecured Debt - 3.1%
Lucky Bucks Holdings LLC, 12.50%, 5/29/2028(t)	None	Hotel, Gaming & Leisure	21,492	21,492	21,465
WPLM Acquisition Corp., 15.00%, 11/24/2025(t)	None	Media: Advertising, Printing & Publishing	6,628	6,565	6,529
Total Unsecured Debt				28,057	27,994
Equity - 8.1%
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(r)		Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(o)		Energy: Oil & Gas	511,255 Units	1,642	1,169
Ascent Resources - Marcellus, LLC, Warrants(o)		Energy: Oil & Gas	132,367 Units	13	3
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(o)(s)		Diversified Financials	22,072,841 Units	22,073	27,871
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(o)(s)		Diversified Financials	NA	—	—
DBI Investors, Inc., Series A1 Preferred Stock(o)		Retail	20,000 Units	802	2,326
DBI Investors, Inc., Series A2 Preferred Stock(o)		Retail	1,733 Units	—	192
DBI Investors, Inc., Series A Preferred Stock(o)		Retail	1,396 Units	140	168
DBI Investors, Inc., Series B Preferred Stock(o)		Retail	4,183 Units	410	138
DBI Investors, Inc., Common Stock(o)		Retail	39,423 Units	—	30
DBI Investors, Inc., Reallocation Rights(o)		Retail	7,500 Units	—	2
GSC Technologies Inc., Common Shares(o)(r)		Chemicals, Plastics & Rubber	807,268 Units	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(o)		Retail	1,000,000 Units	1,000	90
Independent Pet Partners Intermediate Holdings, LLC, Class B-2 Preferred Units(o)		Retail	2,632,771 Units	2,133	3,739
Independent Pet Partners Intermediate Holdings, LLC, Class C Preferred Units(o)		Retail	2,632,771 Units	2,633	2,264
Independent Pet Partners Intermediate Holdings, LLC, Warrants(o)		Retail	155,880 Units	—	—
Instant Web Holdings, LLC, Class A Common Units(o)(r)		Media: Advertising, Printing & Publishing	10,819 Units	—	—
Language Education Holdings GP LLC, Common Units(o)		Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(o)		Services: Business	366,667 Units	825	887
Longview Intermediate Holdings C, LLC, Membership Units(o)(r)		Energy: Oil & Gas	653,989 Units	2,704	18,979
Mooregate ITC Acquisition, LLC, Class A Units(o)		High Tech Industries	500 Units	562	252
Mount Logan Capital Inc., Common Stock(f)(h)(r)		Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	2,841
NS NWN Acquisition, LLC, Class A Preferred Units(o)		High Tech Industries	111 Units	110	2,018
NS NWN Acquisition, LLC, Non-Voting Units(o)		High Tech Industries	346 Units	393	—
NS NWN Holdco LLC, Voting Units(o)		High Tech Industries	522 Units	504	445
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(o)		Consumer Goods: Durable	1,575 Units	1,000	644
Palmetto Clean Technology, Inc., Warrants(o)		High Tech Industries	724,112 Units	472	3,186
RumbleOn, Inc., Warrants(o)		Automotive	60,606 Units	927	91
Service Compression, LLC, Warrants(o)		Energy: Oil & Gas	N/A	509	540
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2022
(in thousands)

Portfolio Company(a)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
SIMR Parent, LLC, Class B Common Units(o)(r)	Healthcare & Pharmaceuticals	12,283,163 Units	8,002	—
SIMR Parent, LLC, Class W Units(o)(r)	Healthcare & Pharmaceuticals	1,778,219 Units	—	—
Snap Fitness Holdings, Inc., Class A Common Stock(o)(r)	Services: Consumer	9,858 Units	3,078	3,716
Snap Fitness Holdings, Inc., Warrants(o)(r)	Services: Consumer	3,996 Units	1,247	1,506
WorkGenius, LLC, Class A Units(o)	Services: Business	500 Units	500	500
Total Equity			55,213	73,597
Short Term Investments - 1.6%(k)
First American Treasury Obligations Fund, Class Z Shares, 1.76%(l)			14,345	14,345
Total Short Term Investments			14,345	14,345
TOTAL INVESTMENTS - 199.4%			$1,875,973	1,805,452
LIABILITIES IN EXCESS OF OTHER ASSETS - (99.4)%				(900,214)
NET ASSETS - 100%				$905,238
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The 1, 3 and 6 month London Interbank Offered Rate, or LIBOR, rates were 1.79%, 2.29% and 2.93%, respectively, as of June 30, 2022.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2022, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2022. The 1, 3 and 6 month Secured Overnight Financing Rate, or SOFR, rates were 1.69%, 2.12% and 2.63%, respectively, as of June 30, 2022.  The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of June 30, 2022, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to June 30, 2022.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2022, 93.3% of the Company’s total assets represented qualifying assets.
i.Position or a portion thereof unsettled as of June 30, 2022.
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of June 30, 2022.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of June 30, 2022 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of June 30, 2022 (see Note 8).
o.Non-income producing security.
p.The ultimate interest earned on this loan will be determined based on the portfolio company’s EBITDA at a specified trigger event.
q.Investment or a portion thereof was on non-accrual status as of June 30, 2022.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2022
(in thousands)
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2021 and June 30, 2022, along with transactions during the six months ended June 30, 2022 in these affiliated investments, were as follows:

		Six Months Ended June 30, 2022				Six Months Ended June 30, 2022
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2021	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2022	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
ARC Financial, LLC
Membership Interests	$—	$—	$—	$—	$—	$—	$—	$25
Berlitz Holdings, Inc.
First Lien Term Loan	—	13,956	(13,956)	—	—	—	392	—
Charming Charlie, LLC
Vendor Payment Financing Facility	350	—	(97)	(236)	17	(97)	—	—
DESG Holdings, Inc.
First Lien Term Loan	1,787	—	(298)	(1,244)	245	—	5	—
Second Lien Term Loan	—	—	—	—	—	—	—	—
GSC Technologies Inc.
Incremental Term Loan	170	4	(12)	(1)	161	—	13	—
First Lien Term Loan A	2,001	13	—	(28)	1,986	—	85	—
First Lien Term Loan B	485	31	—	(106)	410	—	31	—
Common Shares	—	—	—	—	—	—	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—
Instant Web, LLC
Revolving Loan	—	537	(216)	(7)	314	—	10	—
Priming Term Loan	—	458	—	(1)	457	—	13	—
First Lien Term Loan	—	35,296	—	(8,001)	27,295	—	1,329	—
First Lien Delayed Draw Term Loan	—	—	—	(8)	(8)	—	6	—
Language Education Holdings GP LLC
Common Units	—	—	—	—	—	—	—	—
Language Education Holdings LP
Ordinary Common Units	—	1,125	(1,125)	—	—	—	—	—
Lift Brands, Inc.
Term Loan A	23,406	—	(118)	—	23,288	—	1,005	—
Term Loan B	5,156	226	—	(256)	5,126	—	270	—
Term Loan C	4,700	66	—	(172)	4,594	—	66	—
Longview Intermediate Holdings C, LLC
Membership Units	15,127	—	—	3,852	18,979	—	—	—
Longview Power, LLC
First Lien Term Loan	4,504	90	(22)	(39)	4,533	—	337	—
Mount Logan Capital Inc.
Common Stock	3,404	—	—	(563)	2,841	—	—	28
SIMR, LLC
First Lien Term Loan	16,000	1,463	—	631	18,094	—	1,325	—
SIMR Parent, LLC
Class B Membership Units	—	—	—	—	—	—	—	—
Class W Membership Units	—	—	—	—	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	3,131	—	—	585	3,716	—	—	—
Warrants	1,269	—	—	237	1,506	—	—	—
Totals	$81,490	$53,265	$(15,844)	$(5,357)	$113,554	$(97)	$4,887	$53
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
June 30, 2022
(in thousands)
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Includes PIK interest income.
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2021 and June 30, 2022, along with transactions during the six months ended June 30, 2022 in these controlled investments, were as follows:

		Six Months Ended June 30, 2022				Six Months Ended June 30, 2022
Controlled Investments	Fair Value at December 31, 2021	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2022	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
CION/EagleTree Partners, LLC
Senior Secured Note	$61,629	$645	$—	$—	$62,274	$—	$4,278	$—
Participating Preferred Shares	29,796	—	—	(1,925)	27,871	—	—	—
Common Shares	—	—	—	—	—	—	—	—
Totals	$91,425	$645	$—	$(1,925)	$90,145	$—	$4,278	$—
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2022
(in thousands)
t.As of June 30, 2022, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Adapt Laser Acquisition, Inc.	Senior Secured First Lien Debt	12.25%	2.00%	14.25%
American Consolidated Natural Resources, Inc.	Senior Secured First Lien Debt	14.64%	3.00%	17.64%
Ancile Solutions, Inc.	Senior Secured First Lien Debt	8.74%	3.00%	11.74%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	9.00%	2.25%	11.25%
Cadence Aerospace, LLC	Senior Secured First Lien Debt	7.74%	2.00%	9.74%
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
David's Bridal, LLC	Senior Secured First Lien Debt	6.10%	5.00%	11.10%
David's Bridal, LLC	Senior Secured First Lien Debt	1.00%	6.67%	7.67%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	7.25%	1.50%	8.75%
Deluxe Entertainment Services, Inc.	Senior Secured Second Lien Debt	8.25%	2.50%	10.75%
GSC Technologies Inc.	Senior Secured First Lien Debt	—	6.00%	6.00%
GSC Technologies Inc.	Senior Secured First Lien Debt	6.00%	5.00%	11.00%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	14.00%	14.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	6.00%	6.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	10.25%	10.25%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	7.28%	7.28%
Instant Web, LLC	Senior Secured First Lien Debt	—	8.24%	8.24%
Jenny C Acquisition, Inc.	Senior Secured First Lien Debt	—	11.25%	11.25%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	7.70%	2.00%	9.70%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Moss Holding Company	Senior Secured First Lien Debt	8.82%	0.50%	9.32%
Premiere Global Services, Inc.	Senior Secured Second Lien Debt	0.50%	10.00%	10.50%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	14.00%	14.00%
Service Compression, LLC	Senior Secured First Lien Debt	10.30%	2.00%	12.30%
SIMR, LLC	Senior Secured First Lien Debt	—	19.00%	19.00%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	10.47%	10.47%
Trammell, P.C.	Senior Secured First Lien Debt	—	17.50%	17.50%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
u.As of June 30, 2022, the index rate for $2,236 and $443 was 1 Month LIBOR and 3 Month LIBOR, respectively.
v.As of June 30, 2022, the index rate for $4,804 and $4,599 was 1 Month LIBOR and 3 Month LIBOR, respectively.
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
June 30, 2022
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
June 30, 2022
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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Weighted average number of shares of common stock outstanding (as reported)	113,495,366	113,501,166
Weighted average number of shares of common stock outstanding (pro-forma)	56,747,687	56,750,588
Net increase in net assets per share resulting from operations (as reported)	$0.25	$0.68
Net increase in net assets per share resulting from operations (pro-forma)	$0.49	$1.37
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
Recently Announced Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board, or the FASB, issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2023. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.
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
June 30, 2022
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $14,345 and $87,917 of such investments at June 30, 2022 and December 31, 2021, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of June 30, 2022 or December 31, 2021.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
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
During the first half of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which spread to over 100 countries, including the United States, and spread to every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 continued to be identified in additional countries, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Although countries, including the United States, have loosened these restrictions, such actions created and will continue to create disruption in global supply chains, and adversely impacted many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19, including from new variants, such as Delta and Omicron. Actual results may materially differ from those estimates.
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
June 30, 2022
(in thousands, except share and per share amounts)
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
When CIM uses the discounted cash flow model to value the Company's investments, such model deemed appropriate by CIM is prepared for the applicable investments and reviewed by designated members of CIM’s management team. Such models are prepared at least quarterly or on an as needed basis. The model uses the estimated cash flow projections for the underlying investments and an appropriate discount rate is determined based on the latest financial information available for the borrower, prevailing market trends, comparable analysis and other inputs. The model, key assumptions, inputs, and results are reviewed by designated members of CIM’s management team with final approval from the board of directors or its designee.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
(in thousands, except share and per share amounts)
Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.
The Company periodically benchmarks the broker quotes from the brokers or dealers against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these quotes are reliable indicators of fair value. The Company may also use other methods to determine fair value for securities for which it cannot obtain market quotations through brokers or dealers, including the use of an independent valuation firm. Designated members of CIM’s management team and the Company's board of directors or its designee review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of June 30, 2022 and December 31, 2021.
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
June 30, 2022
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
The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021:

	Six Months Ended June 30,				Year Ended December 31,
	2022		2021		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	659,488	10,424	970,223	15,489
Total gross shares/proceeds	—	—	659,488	10,424	970,223	15,489
Sales commissions and dealer manager fees	—	—	—	—	—	—
Net shares/proceeds	—	—	659,488	10,424	970,223	15,489
Share repurchase program	—	—	(657,877)	(10,454)	(658,650)	(10,467)
Net shares/proceeds from share transactions	—	$—	1,611	$(30)	311,573	$5,022

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
(in thousands, except share and per share amounts)
Since commencing its initial continuous public offering on July 2, 2012 and through June 30, 2022, the Company sold 56,958,440 shares of common stock for net proceeds of $1,160,307 at an average price per share of $20.37. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock tendered for repurchase of $232,430, for which the Company repurchased 13,310,927 shares of common stock.
On August 9, 2021, the Company's shareholders approved a proposal that authorized the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval, which authorization expired on August 9, 2022. The Company did not issue any such shares through the expiration date.
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
Listing and Fractional Shares
On October 5, 2021, the Company's shares of common stock commenced trading on the NYSE under the ticker symbol “CION”. As approved by shareholders on September 7, 2021 at the Company’s final, reconvened 2021 annual meeting of shareholders, the Listing was staggered such that (i) up to 1/3rd of shares held by all shareholders were available for trading upon Listing, (ii) up to 2/3rd of shares held by all shareholders were available for trading starting 180 days after Listing, or April 4, 2022, and (iii) all shares were available for trading starting 270 days after Listing, or July 5, 2022. The Company eliminated all then outstanding fractional shares of its common stock in connection with the Listing, as permitted by the Maryland General Corporation Law, on July 14, 2022.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
(in thousands, except share and per share amounts)
The following table summarizes the share repurchases completed during the year ended December 31, 2021 and the six months ended June 30, 2022:

Three Months Ended	Repurchase Date	Shares Repurchased(1)	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
2021
March 31, 2021	March 24, 2021	337,731	6%	$15.67	$5,291
June 30, 2021	June 23, 2021	320,127	7%	16.13	5,163
September 30, 2021(2)	N/A	792	N/A	16.13	13
December 31, 2021	N/A	—	N/A	N/A	—
Total for the year ended December 31, 2021		658,650			$10,467

2022
March 31, 2022	N/A	—	N/A	N/A	$—
June 30, 2022	N/A	—	N/A	N/A	—
Total for the year ended December 31, 2022		—			$—
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
Post-Listing Share Repurchase Policy
On September 15, 2021, the Company’s board of directors, including the independent directors, approved a share repurchase policy authorizing the Company to repurchase up to $50 million of its outstanding common stock after the Listing. On June 24, 2022, the Company’s board of directors, including the independent directors, increased the amount of shares of the Company’s common stock that may be repurchased under the share repurchase policy by $10 million to up to an aggregate of $60 million. Under the share repurchase policy, the Company may purchase shares of its common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at the Company's discretion. Factors are expected to include, but are not limited to, share price, trading volume and general market conditions, along with the Company’s general business conditions. The policy may be suspended or discontinued at any time and does not obligate the Company to acquire any specific number of shares of its common stock.
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
Since the Company has not yet entered into a 10b5-1 trading plan, during the period from September 15, 2021 to August 5, 2022, the Company did not repurchase any shares of common stock pursuant to the share repurchase policy.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three and six months ended June 30, 2022 and 2021 and the year ended December 31, 2021, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Entity	Capacity	Description	2022	2021	2022	2021	2021
CIM	Investment adviser	Management fees(1)	$6,839	$8,243	$13,494	$16,026	$31,143
CIM	Investment adviser	Incentive fees(1)	4,091	—	8,224	—	6,875
CIM	Administrative services provider	Administrative services expense(1)	781	697	1,501	1,381	3,069
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(1)	—	38	—	85	105
			$11,711	$8,978	$23,219	$17,492	$41,192
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
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the three months ended June 30, 2022 and 2021, the Company recorded subordinated incentive fees on income of $4,091 and $0, respectively. As of June 30, 2022 and December 31, 2021, the liabilities recorded for subordinated incentive fees were $4,091 and $3,942, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and six months ended June 30, 2022 and 2021 and the year ended December 31, 2021, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
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
Expense support, if any, was determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. There was no unreimbursed expense support funded by CIM upon such expiration. The specific amount of expense support provided by CIM, if any, was determined at the end of each quarter. For the three and six months ended June 30, 2021 and the year ended December 31, 2021, the Company did not receive any expense support from CIM. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIM and the Company did not repay any expense support to CIM during the three and six months ended June 30, 2022 and 2021 or the year ended December 31, 2021.
As of June 30, 2022 and December 31, 2021, the total liability payable to CIM and its affiliates was $11,582 and $12,332, respectively, which primarily related to fees earned by CIM during the three months ended June 30, 2022 and December 31, 2021, respectively.
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
June 30, 2022
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
The Company’s board of directors declared or ratified distributions for 11 and 2 record dates during the year ended December 31, 2021 and the six months ended June 30, 2022, respectively.
The following table presents distributions per share that were declared during the year ended December 31, 2021 and the six months ended June 30, 2022:

	Distributions
Three Months Ended	Per Share	Amount
2021
March 31, 2021 (three record dates)(1)	$0.2648	$15,029
June 30, 2021 (three record dates)(1)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530

2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	$0.2800	$15,949
Total distributions for the six months ended June 30, 2022	$0.5600	$31,897
(1) The per share distribution amount has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3.
On August 9, 2022, the Company’s co-chief executive officers declared a regular quarterly distribution of $0.31 per share for the third quarter of 2022 payable on September 8, 2022 to shareholders of record as of September 1, 2022.
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
June 30, 2022
(in thousands, except share and per share amounts)
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
The Company may fund its distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies. Any such distributions can only be sustained if the Company maintains positive investment performance in future periods. There can be no assurances that the Company will maintain such performance in order to sustain these distributions or be able to pay distributions at all. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. As a result, CIM has no obligation to provide expense support to the Company in future periods. For the three months ended June 30, 2021 and the year ended December 31, 2021, none of the Company's distributions resulted from expense support from CIM. The Company has not established limits on the amount of funds it may use from available sources to make distributions.
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021:

	Six Months Ended June 30,						Year Ended December 31,
	2022			2021			2021
Source of Distribution	Per Share	Amount	Percentage	Per Share(1)	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.5600	$31,897	100.0%	$0.5296	$30,029	100.0%	$1.2592	$71,530	100.0%
Total distributions	$0.5600	$31,897	100.0%	$0.5296	$30,029	100.0%	$1.2592	$71,530	100.0%
(1) The per share amount has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3.
It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute at least 90% of its taxable income to its shareholders. In addition, by distributing during each calendar year at least 90% of its “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, the Company intends not to be subject to corporate level federal income tax. Accordingly, no federal income tax provision was required for the year ended December 31, 2021. The Company will also be subject to nondeductible federal excise taxes of 4% if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
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
As of June 30, 2022, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $23,484; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $131,795; the net unrealized depreciation was $108,311; and the aggregate cost of securities for Federal income tax purposes was $1,913,763.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of June 30, 2022 and December 31, 2021 at amortized cost and fair value was as follows:

	June 30, 2022			December 31, 2021
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,732,780	$1,660,828	92.7%	$1,564,891	$1,526,989	91.6%
Senior secured second lien debt	42,737	27,086	1.5%	55,455	38,583	2.3%
Collateralized securities and structured products - equity	2,841	1,602	0.1%	3,885	2,998	0.2%
Unsecured debt	28,057	27,994	1.6%	26,777	26,616	1.6%
Equity	55,213	73,597	4.1%	53,379	70,936	4.3%
Subtotal/total percentage	1,861,628	1,791,107	100.0%	1,704,387	1,666,122	100.0%
Short term investments(2)	14,345	14,345		87,917	87,917
Total investments	$1,875,973	$1,805,452		$1,792,304	$1,754,039
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
June 30, 2022
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$355,881	19.9%	$240,316	14.4%
Healthcare & Pharmaceuticals	228,630	12.8%	250,049	15.0%
Media: Diversified & Production	147,620	8.2%	139,399	8.4%
Services: Consumer	135,972	7.6%	119,365	7.2%
Diversified Financials	99,465	5.6%	101,032	6.1%
Chemicals, Plastics & Rubber	86,531	4.8%	109,860	6.6%
Retail	83,579	4.7%	56,726	3.4%
High Tech Industries	82,547	4.6%	65,544	3.9%
Media: Advertising, Printing & Publishing	78,936	4.4%	94,610	5.7%
Energy: Oil & Gas	60,937	3.4%	32,164	1.9%
Capital Equipment	59,982	3.3%	82,795	5.0%
Consumer Goods: Durable	58,203	3.2%	58,124	3.5%
Hotel, Gaming & Leisure	52,426	2.9%	50,855	3.0%
Beverage, Food & Tobacco	45,822	2.6%	49,054	2.9%
Aerospace & Defense	38,531	2.2%	38,279	2.3%
Banking, Finance, Insurance & Real Estate	38,378	2.1%	40,634	2.4%
Construction & Building	37,645	2.1%	27,585	1.7%
Consumer Goods: Non-Durable	34,660	1.9%	45,682	2.7%
Telecommunications	20,066	1.1%	24,649	1.5%
Automotive	17,147	1.0%	14,367	0.9%
Metals & Mining	15,775	0.9%	10,927	0.7%
Transportation: Cargo	12,374	0.7%	14,106	0.8%
Subtotal/total percentage	1,791,107	100.0%	1,666,122	100.0%
Short term investments	14,345		87,917
Total investments	$1,805,452		$1,754,039

	June 30, 2022		December 31, 2021
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,780,825	99.5%	$1,653,615	99.3%
Canada	8,036	0.4%	8,739	0.5%
Cayman Islands	1,602	0.1%	2,998	0.2%
Bermuda	644	—	770	—
Subtotal/total percentage	1,791,107	100.0%	1,666,122	100.0%
Short term investments	14,345		87,917
Total investments	$1,805,452		$1,754,039
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of June 30, 2022 and December 31, 2021, investments on non-accrual status represented 1.5% and 0.7%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2022 and December 31, 2021, the Company’s unfunded commitments amounted to $96,129 and $107,247, respectively. As of August 4, 2022, the Company’s unfunded commitments amounted to $81,369. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
(in thousands, except share and per share amounts)
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of June 30, 2022:

Portfolio Company	Index Rate(a)	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Berlitz Holdings, Inc., S+900, 1.00% SOFR Floor, 2/14/2025	1 Month SOFR	Services: Business	$1,200	$1,111	$1,131
Community Tree Service, LLC, S+8.50%, 1.00% SOFR Floor, 6/17/2027	3 Month SOFR	Construction & Building	500	500	500
Future Pak, LLC, L+800, 2.00% LIBOR Floor, 7/2/2024	1 Month LIBOR	Healthcare & Pharmaceuticals	1,668	1,650	1,650
Total Senior Secured First Lien Debt				3,261	3,281
Senior Secured Second Lien Debt
Access CIG, LLC, L+775, 0.00% LIBOR Floor, 2/27/2026	1 Month LIBOR	Services: Business	7,250	7,217	6,960
Carestream Health, Inc., L+1250, 1.00% LIBOR Floor, 8/8/2023	3 Month LIBOR	Healthcare & Pharmaceuticals	12,967	12,684	12,561
Dayton Superior Corp., L+700, 2.00% LIBOR Floor, 12/4/2024	1 Month LIBOR	Construction & Building	1,470	1,471	1,462
MedPlast Holdings, Inc., L+775, 0.00% LIBOR Floor, 7/2/2026	1 Month LIBOR	Healthcare & Pharmaceuticals	6,750	6,072	6,283
Zest Acquisition Corp., L+750, 1.00% LIBOR Floor, 3/14/2026	1 Month LIBOR	Healthcare & Pharmaceuticals	15,000	14,802	14,025
Total Senior Secured Second Lien Debt				42,246	41,291
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan, 11.84% Estimated Yield, 2/2/2026	(c)	Diversified Financials	10,000	9,918	9,710
Total Collateralized Securities and Structured Products - Equity				9,918	9,710
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)		Healthcare & Pharmaceuticals	6,030,384 Units	5,200	6,030
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)		Media: Diversified & Production	1,469 Units	486	1,792
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)		Media: Diversified & Production	255 Units	—	312
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)		Media: Diversified & Production	4,746 Units	—	1,867
BCP Great Lakes Fund LP, Partnership Interests (5.6% ownership)		Diversified Financials	N/A	11,628	11,255
Carestream Health Holdings, Inc., Warrants(d)		Healthcare & Pharmaceuticals	388 Units	500	370
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend		Healthcare & Pharmaceuticals	2,727,273 Units	7,727	8,155
CTS Ultimate Holdings LLC, Class A Preferred Units(d)		Construction & Building	3,578,701 Units	1,000	1,000
Dayton HoldCo, LLC, Membership Units(d)		Construction & Building	37,264 Units	8,400	13,046
HDNet Holdco LLC, Preferred Unit Call Option(d)		Media: Diversified & Production	1 Unit	—	312
HW Ultimate Holdings, LP, Class A Membership Units, 4% Dividend		Capital Equipment	2,000,000 Units	2,042	1,690
Language Education Holdings GP LLC, Common Units(d)		Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(d)		Services: Business	133,333 Units	300	323
Skillsoft Corp., Class A Common Stock(d)		High Tech Industries	243,425 Units	2,000	857
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)		Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Tenere Inc., Warrants(d)		Capital Equipment	N/A	1,166	3,628
Total Equity				40,449	50,637
TOTAL INVESTMENTS				$95,874	$104,919
a.The 1 and 3 month LIBOR rates were 1.79% and 2.29%, respectively, as of June 30, 2022.  The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2022, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2022. The 1 and 3 month SOFR rates were 1.69% and 2.12%, respectively, as of June 30, 2022.  The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of June 30, 2022, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to June 30, 2022.
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
June 30, 2022
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
d.Non-income producing security.
The following table includes selected balance sheet information for CION/EagleTree as of June 30, 2022 and December 31, 2021:

Selected Balance Sheet Information:	June 30, 2022	December 31, 2021
Investments, at fair value (amortized cost of $95,874 and $96,946, respectively)	$104,919	$106,143
Cash and other assets	2,949	1,776
Dividend receivable on investments	273	265
Interest receivable on investments	316	109
Total assets	$108,457	$108,293

Senior secured notes (net of unamortized debt issuance costs of $106 and $0, respectively)	$73,158	$72,504
Other liabilities	2,197	735
Total liabilities	75,355	73,239
Members' capital	33,102	35,054
Total liabilities and members' capital	$108,457	$108,293

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
(in thousands, except share and per share amounts)
The following table includes selected statement of operations information for CION/EagleTree for the three and six months ended June 30, 2022 and for the period from December 21, 2021 (commencement of operations) through December 31, 2021:

Selected Statement of Operations Information:	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Period From December 21, 2021 (Commencement of Operations) Through December 31, 2021
Total revenues	$1,839	$3,723	$688
Total expenses	2,802	5,522	800
Net change in unrealized (depreciation) appreciation on investments	(695)	(153)	9,197
Net (decrease) increase in net assets	$(1,658)	$(1,952)	$9,085
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
The Company did not record any dividend income from its equity interest in CION SOF for the year ended December 31, 2021 or the six months ended June 30, 2022.
In accordance with ASU 2015-02, Consolidation, the Company determined that CION SOF was a VIE. However, the Company was not the primary beneficiary and therefore did not consolidate CION SOF. The Company's maximum exposure to losses from CION SOF was limited to its equity contribution to CION SOF.
The following table includes selected statement of operations information for CION SOF for the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021:

	Six Months Ended June 30,		Year Ended December 31,
Selected Statement of Operations Information:	2022	2021	2021
Total revenues	$—	$29	$29
Total expenses	—	29	29
Net increase in net assets	$—	$—	$—

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2022:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	L+3.10%	$550,000	$25,000	May 15, 2024
		SOFR+3.10%	50,000	50,000
2026 Notes(1)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
UBS Facility	Repurchase Agreement	L+3.375%	142,500	7,500	November 19, 2023
2022 More Term Loan	Term Loan Facility Agreement	SOFR+3.50%	50,000	—	April 27, 2027
2021 More Term Loan(2)	Term Loan Facility Agreement	5.20%	30,000	—	September 30, 2024
			$947,500	$82,500
(1)As of June 30, 2022, the fair value of the 2026 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2022.
(2)As of June 30, 2022, the fair value of the 2021 More Term Loan was $30,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2022.
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
June 30, 2022
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
As of June 30, 2022 and December 31, 2021, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility and the JPM First Amendment was $600,000 and $550,000, respectively.
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
In connection with the Third Amended JPM Credit Facility and the JPM First Amendment, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended June 30, 2022, 34th Street was in compliance with all covenants and reporting requirements.
Through June 30, 2022, the Company incurred debt issuance costs of $12,102 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility and the JPM First Amendment, which is included in the Company’s consolidated balance sheet as of June 30, 2022 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility and the JPM First Amendment. At June 30, 2022, the unamortized portion of the debt issuance costs was $4,289.
For the three and six months ended June 30, 2022 and 2021 and the year ended December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the JPM First Amendment, the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, as applicable, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
Stated interest expense	$6,056	$4,275	$10,763	$9,093	$18,299
Amortization of deferred financing costs	571	487	1,061	1,164	2,119
Non-usage fee	193	149	263	368	457
Total interest expense	$6,820	$4,911	$12,087	$10,625	$20,875
Weighted average interest rate(1)	4.12%	3.40%	3.81%	3.48%	3.36%
Average borrowings	$598,571	$515,934	$575,083	$540,470	$549,110
(1)Includes the stated interest expense and non-usage fee on the unused portion of the JPM First Amendment, the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, as applicable, and is annualized for periods covering less than one year.
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
June 30, 2022
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after February 11, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended June 30, 2022, the Company was in compliance with all covenants and reporting requirements.
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
As of June 30, 2022, the aggregate principal amount of 2026 Notes outstanding was $125,000.
Through June 30, 2022, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2022 and will amortize to interest expense over the term of the 2026 Notes. At June 30, 2022, the unamortized portion of the debt issuance costs was $1,931.
For the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022, for the period from February 11, 2021 through June 30, 2021 and for the period from February 11, 2021 through December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	For the Period From February 11, 2021 Through June 30, 2021	For the Period From February 11, 2021 Through December 31, 2021

Stated interest expense	$1,422	$1,422	$2,828	$2,188	$5,062
Amortization of deferred financing costs	133	132	264	204	473
Total interest expense	$1,555	$1,554	$3,092	$2,392	$5,535
Weighted average interest rate(1)	4.50%	4.50%	4.50%	4.50%	4.50%
Average borrowings	$125,000	$125,000	$125,000	$125,000	$125,000
(1)Includes the stated interest expense on the 2026 Notes and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
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
Principal on the Notes will be due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding. As of and for the three months ended June 30, 2022, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
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
June 30, 2022
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
Pursuant to the Amended UBS Facility, on July 1, 2021, December 14, 2021 and April 19, 2022, UBS purchased Class A-R Notes held by Murray Hill Funding for an aggregate purchase price equal to 100% of the principal amount of Class A-R Notes purchased, which was $21,000, $25,000 and $17,500, respectively. On August 20, 2021, Murray Hill Funding repurchased Class A-R Notes in the aggregate principal amount of $21,000 from UBS for an aggregate repurchase price of $21,000, which was then repaid by Murray Hill Funding II. The repurchase of the A-R Notes on August 20, 2021 resulted in a repayment of $21,000 of the outstanding amount of borrowings under the Amended UBS Facility.
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
Pursuant to the Amended UBS Facility, Murray Hill Funding made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility. As of and for the three months ended June 30, 2022, Murray Hill Funding was in compliance with all covenants and reporting requirements.
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At June 30, 2022, all upfront fees and other expenses were fully amortized.
As of June 30, 2022, Notes in the aggregate principal amount of $142,500 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $142,500. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of June 30, 2022, the amount due at maturity under the Amended UBS Facility was $142,500. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.
As of June 30, 2022, the fair value of assets held by Murray Hill Funding II was $259,277.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
(in thousands, except share and per share amounts)
For the three and six months ended June 30, 2022 and 2021 and the year ended December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
Stated interest expense	$1,533	$893	$2,680	$1,795	$3,731
Non-usage fee	21	95	68	189	349
Total interest expense	$1,554	$988	$2,748	$1,984	$4,080
Weighted average interest rate(1)	4.42%	3.98%	4.14%	3.94%	3.86%
Average borrowings	$139,038	$100,000	$132,058	$100,000	$104,110
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
The More Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the More Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2022, the Company was in compliance with all covenants and reporting requirements.
Through June 30, 2022, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 More Term Loan, which is included in the Company’s consolidated balance sheet as of June 30, 2022 and will amortize to interest expense over the term of the 2022 More Term Loan. At June 30, 2022, the unamortized portion of the debt issuance costs was $988.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
(in thousands, except share and per share amounts)
For the period from April 27, 2022 through June 30, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 More Term Loan were as follows:

For the Period From April 27, 2022 Through June 30, 2022
Stated interest expense	$410
Amortization of deferred financing costs	36
Total interest expense	$446
Weighted average interest rate(1)	4.54%
Average borrowings	$50,000
(1) Includes the stated interest expense on the 2022 More Term Loan and is annualized for periods covering less than one year.
2021 More Term Loan
On April 14, 2021, the Company entered into an Unsecured Term Loan Facility Agreement, or the Term Loan Agreement, with More Provident Funds Ltd., or More, as lender. The Term Loan Agreement with More, or the 2021 More Term Loan, provided for an unsecured term loan to the Company in an aggregate principal amount of $30,000. On April 20, 2021, the Company drew down $30,000 of borrowings under the 2021 More Term Loan. After the deduction of fees and other financing expenses, the Company received net borrowings of approximately $29,000, which the Company used for working capital and other general corporate purposes.
Advances under the 2021 More Term Loan mature on September 30, 2024, and bear interest at a rate of 5.20% per year payable quarterly in arrears. The Company has the right to, at its option, prepay all or any portion of advances then outstanding together with a prepayment fee equal to the higher of (i) zero, or (ii) the discounted present value of all remaining interest payments that would have been paid by the Company through the maturity date with respect to the principal amount of such advance that is to be prepaid or becomes due and payable pursuant to the Term Loan Agreement. The discounted present value portion of the prepayment fee is calculated by applying a discount rate on the same periodic basis as that on which interest on advances is payable equal to the sum of 2.00% plus the yield to maturity of the most recently issued U.S. Treasury securities having a maturity equal to the remaining average life of the 2021 More Term Loan, or if there are no such U.S. Treasury securities, using such implied yield to maturity determined in accordance with the terms of the Term Loan Agreement.
Advances under the 2021 More Term Loan are general unsecured obligations of the Company that rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of the Company's subsidiaries, financing vehicles or similar facilities.
The Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2022, the Company was in compliance with all covenants and reporting requirements.
Through June 30, 2022, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 More Term Loan, which is included in the Company’s consolidated balance sheet as of June 30, 2022 and will amortize to interest expense over the term of the 2021 More Term Loan. At June 30, 2022, the unamortized portion of the debt issuance costs was $641.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
(in thousands, except share and per share amounts)
For the three and six months ended June 30, 2022, for the period from April 14, 2021 through June 30, 2021 and for the period from April 14, 2021 through December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 More Term Loan were as follows:

	Three Months Ended June 30, 2022	For the Period From April 14, 2021 Through June 30, 2021	Six Months Ended June 30, 2022	For the Period From April 14, 2021 Through December 31, 2021
Stated interest expense	$394	$312	$784	$1,109
Amortization of deferred financing costs	72	63	143	208
Total interest expense	$466	$375	$927	$1,317
Weighted average interest rate(1)	5.20%	5.20%	5.20%	5.20%
Average borrowings	$30,000	$30,000	$30,000	$30,000
(1) Includes the stated interest expense on the 2021 More Term Loan and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of June 30, 2022 and December 31, 2021, according to the fair value hierarchy:

	June 30, 2022(1)				December 31, 2021(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,660,828	$1,660,828	$—	$—	$1,526,989	$1,526,989
Senior secured second lien debt	—	—	27,086	27,086	—	—	38,583	38,583
Collateralized securities and structured products - equity	—	—	1,602	1,602	—	—	2,998	2,998
Unsecured debt	—	—	27,994	27,994	—	—	26,616	26,616
Equity	2,841	—	42,885	45,726	3,404	—	37,736	41,140
Short term investments	14,345	—	—	14,345	87,917	—	—	87,917
Total Investments	$17,186	$—	$1,760,395	$1,777,581	$91,321	$—	$1,632,922	$1,724,243
(1)Excludes the Company's $27,871 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $29,796 investment in CION/EagleTree, which is measured at NAV.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, March 31, 2022	$1,597,364	$36,875	$2,632	$27,280	$42,405	$1,706,556
Investments purchased(2)	175,707	1,836	—	650	1,008	179,201
Net realized (loss) gain	(34)	10	—	—	204	180
Net change in unrealized (depreciation) appreciation	(21,144)	3,021	(176)	61	(229)	(18,467)
Accretion of discount	2,131	344	—	3	—	2,478
Sales and principal repayments	(93,196)	(15,000)	(854)	—	(503)	(109,553)
Ending balance, June 30, 2022	$1,660,828	$27,086	$1,602	$27,994	$42,885	$1,760,395
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2022(1)	$(21,519)	$525	$(176)	$61	$(229)	$(21,338)
(1)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2022
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2021	$1,526,989	$38,583	$2,998	$26,616	$37,736	$1,632,922
Investments purchased(2)	317,499	1,836	—	1,273	2,133	322,741
Net realized (loss) gain	(107)	14	—	—	204	111
Net change in unrealized (depreciation) appreciation	(34,050)	1,221	(352)	98	3,315	(29,768)
Accretion of discount	4,535	432	—	7	—	4,974
Sales and principal repayments	(154,038)	(15,000)	(1,044)	—	(503)	(170,585)
Ending balance, June 30, 2022	$1,660,828	$27,086	$1,602	$27,994	$42,885	$1,760,395
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2022(1)	$(34,992)	$873	$(352)	$98	$3,315	$(31,058)
(1)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.

	Three Months Ended June 30, 2021
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, March 31, 2021	$1,255,426	$154,626	$13,840	$5,493	$91,409	$1,520,794
Investments purchased(2)(3)	224,407	614	—	—	2,843	227,864
Net realized (loss) gain	(341)	—	—	—	805	464
Net change in unrealized appreciation (depreciation)	4,756	(877)	920	11	3,362	8,172
Accretion of discount	2,555	174	—	4	—	2,733
Sales and principal repayments(3)	(79,579)	(12,827)	(665)	—	(6,062)	(99,133)
Ending balance, June 30, 2021	$1,407,224	$141,710	$14,095	$5,508	$92,357	$1,660,894
Change in net unrealized appreciation (depreciation) on investments still held as of June 30, 2021(1)	$6,482	$(815)	$920	$11	$4,076	$10,674
(1)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
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
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,510,246	Discounted Cash Flow	Discount Rates	6.5%	—	31.0%	12.6%
	100,757	Broker Quotes	Broker Quotes	N/A			N/A
	18,504	Market Comparable Approach	EBITDA Multiple	4.75x	—	29.00x	28.46x
	17,245		Revenue Multiple	0.38x	—	1.60x	1.34x
	5,173		$ per kW	$142			N/A
	8,903	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	27,086	Discounted Cash Flow	Discount Rates	10.3%	—	20.5%	16.0%
Collateralized securities and structured products - equity	1,602	Discounted Cash Flow	Discount Rates	19.0%			N/A
Unsecured debt	27,994	Discounted Cash Flow	Discount Rates	13.4%	—	16.0%	14.0%
Equity	18,979	Market Comparable Approach	$ per kW	$387.5			N/A
	13,273		Revenue Multiple	0.13x	—	2.00x	0.96x
	9,370		EBITDA Multiple	3.75x	—	29.00x	9.98x
	1,169	Broker Quotes	Broker Quotes	N/A			N/A
	94	Options Pricing Model	Expected Volatility	61%	—	100%	99%
Total	$1,760,395
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and six months ended June 30, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
Professional fees	$519	$1,213	$1,152	$2,478	$4,214
Dues and subscriptions	80	27	615	196	411
Transfer agent expense	303	253	594	675	1,290
Insurance expense	254	137	505	269	612
Valuation expense	212	269	391	521	904
Director fees and expenses	161	111	315	214	516
Accounting and administrative costs	145	175	302	412	759
Printing and marketing expense	28	355	33	399	990
Other expenses	10	23	27	77	109
Total general and administrative expense	$1,712	$2,563	$3,934	$5,241	$9,805

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
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
As of June 30, 2022 and December 31, 2021, the Company’s unfunded commitments were as follows:

Unfunded Commitments	June 30, 2022(1)	December 31, 2021(1)
Cennox, Inc.	$14,286	$—
Service Compression, LLC	7,326	—
Critical Nurse Staffing, LLC	5,899	5,899
Instant Web, LLC	5,628	2,704
Thrill Holdings LLC	5,000	—
Novum Orthopedic Partners Management, LLC	4,891	—
Rogers Mechanical Contractors, LLC	4,808	4,808
Trademark Global, LLC	4,615	4,615
Mimeo.com, Inc.	4,000	5,000
Homer City Holdings LLC	4,000	—
American Health Staffing Group, Inc.	3,333	2,333
Molded Devices, Inc.	3,329	4,426
Tony's Finer Foods Enterprises, LLC	2,326	—
Moss Holding Company	2,232	2,232
HW Acquisition, LLC	2,200	2,933
Inotiv, Inc.	2,100	2,100
Foundation Consumer Healthcare, LLC	2,094	2,094
MacNeill Pride Group Corp.	2,017	—
NWN Parent Holdings LLC	1,800	1,380
RumbleOn, Inc.	1,775	6,000
Coyote Buyer, LLC	1,750	2,500
Sleep Opco, LLC	1,750	1,750
Extreme Reach, Inc.	1,744	1,744
Bradshaw International Parent Corp.	1,537	1,445
Optio Rx, LLC	1,530	—
Anthem Sports & Entertainment Inc.	1,167	1,167
RA Outdoors, LLC	1,049	1,049
H.W. Lochner, Inc.	675	275
Invincible Boat Company LLC	559	798
BDS Solutions Intermediateco, LLC	474	—
American Teleconferencing Services, Ltd.	235	235
Genesis Healthcare, Inc.	—	35,000
West Dermatology Management Holdings, LLC	—	6,308
Williams Industrial Services Group, Inc.	—	5,000
American Media, Inc.	—	1,702
Marble Point Credit Management LLC	—	1,250
Appalachian Resource Company, LLC	—	500
Total	$96,129	$107,247
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
(in thousands, except share and per share amounts)
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2022 and December 31, 2021, refer to the table above and the consolidated schedules of investments. As of August 4, 2022, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $81,369.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, and administrative agent fees. The following table summarizes the Company’s fee income for the three and six months ended June 30, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
Capital structuring and other fees	$1,992	$790	$3,014	$1,084	$4,973
Amendment fees	575	90	970	674	869
Administrative agent fees	—	—	25	55	85
Total	$2,567	$880	$4,009	$1,813	$5,927
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2022
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021:

	Six Months Ended June 30,		Year Ended December 31,
	2022	2021	2021
Per share data:(1)
Net asset value at beginning of period	$16.34	$15.50	$15.50
Results of operations:
Net investment income	0.68	0.64	1.31
Net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments and (loss) gain on foreign currency(2)	(0.57)	0.73	0.79
Net increase in net assets resulting from operations(2)	0.11	1.37	2.10
Shareholder distributions:
Distributions from net investment income	(0.56)	(0.53)	(1.26)
Net decrease in net assets resulting from shareholders' distributions	(0.56)	(0.53)	(1.26)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—	—
Repurchases of common stock(4)	—	—	—
Net increase in net assets resulting from capital share transactions	—	—	—
Net asset value at end of period	$15.89	$16.34	$16.34
Shares of common stock outstanding at end of period(5)	56,958,440	56,648,478	56,958,440
Total investment return-net asset value(6)	1.87%	9.00%	14.43%
Total investment return-market value(7)	(30.29)%	—	3.87%
Net assets at beginning of period	$930,512	$878,256	$878,256
Net assets at end of period	$905,238	$925,880	$930,512
Average net assets	$926,144	$903,354	$918,824
Ratio/Supplemental data:
Ratio of net investment income to average net assets	4.19%	4.02%	8.09%
Ratio of gross operating expenses to average net assets(8)	5.02%	4.21%	9.04%
Ratio of net operating expenses to average net assets	5.02%	4.21%	9.04%
Portfolio turnover rate(9)	9.96%	18.43%	52.04%
Total amount of senior securities outstanding	$947,500	$805,000	$830,000
Asset coverage ratio(10)	1.96	2.15	2.12
(1)The per share data for the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021 was derived by using the weighted average shares of common stock outstanding during each period. The share information utilized to determine per share data in this table has been retroactively adjusted to reflect the Reverse Stock Split discussed in Note 3.
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
June 30, 2022
(in thousands, except share and per share amounts)
(3)The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the six months ended June 30, 2021 and the year ended December 31, 2021. The Company's follow-on continuous public offering ended on January 25, 2019.
(4)Repurchases of common stock may have caused an incremental decrease in net asset value per share due to the repurchase of shares at a price in excess of net asset value per share on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the six months ended June 30, 2021 and the year ended December 31, 2021.
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
(7)Total investment return-market value for the six months ended June 30, 2022 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s New DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
Forward-Looking Statements
Some of the statements within this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve numerous risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of COVID-19, inflation and supply-chain disruptions;
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
•the dependence of our future success on the general economy and its impact on the industries in which we invest, including COVID-19, inflation and supply-chain disruptions and the related economic disruptions caused thereby;
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
Recent Developments

Share Repurchase Policy
On June 24, 2022, our board of directors, including the independent directors, increased the amount of shares of our common stock that may be repurchased under our existing share repurchase policy by $10 million to up to an aggregate of $60 million. Additionally, we expect to enter into a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act to facilitate repurchases under the share repurchase policy during our first available trading window after the filing of this report.

Under the share repurchase policy, we expect to purchase shares of our common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at our discretion. Factors are expected to include, but are not limited to, share price, trading volume and general market conditions, along with our general business conditions. The share repurchase policy may be suspended or discontinued at any time and does not obligate us to acquire any specific number of shares of our common stock.
The 10b5-1 trading plan will be entered into by us and adopted in accordance with Rule 10b5-1 of the Exchange Act based in part on historical trading data with respect to our shares. The 10b5-1 trading plan would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan will be administered by an independent broker and will be subject to price, market volume and timing restrictions.
Portfolio Investment Activity for the Three Months Ended June 30, 2022 and 2021 and the Year Ended December 31, 2021
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended June 30, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended June 30,		Year Ended December 31,
Net Investment Activity	2022	2021	2021
Purchases and drawdowns
Senior secured first lien debt	$170,379	$221,361	$868,031
Senior secured second lien debt	1,836	—	—
Unsecured debt	—	—	20,000
Equity	1,009	737	32,008
Sales and principal repayments	(109,553)	(96,828)	(827,958)
Net portfolio activity	$63,671	$125,270	$92,081
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,732,780	$1,660,828	92.7%
Senior secured second lien debt	42,737	27,086	1.5%
Collateralized securities and structured products - equity	2,841	1,602	0.1%
Unsecured debt	28,057	27,994	1.6%
Equity	55,213	73,597	4.1%
Subtotal/total percentage	1,861,628	1,791,107	100.0%
Short term investments(2)	14,345	14,345
Total investments	$1,875,973	$1,805,452
Number of portfolio companies			121
Average annual EBITDA of portfolio companies		$49.6 million
Median annual EBITDA of portfolio companies			$33.7 million
Purchased at a weighted average price of par			97.99%
Gross annual portfolio yield based upon the purchase price(3)			8.90%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of June 30, 2022 and December 31, 2021, excluding short term investments of $14,345 and $87,917, respectively:

	June 30, 2022			December 31, 2021
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,603,065	$1,521,137	84.9%	$1,454,429	$1,403,097	84.2%
Fixed interest rate investments	184,462	179,133	10.0%	176,326	172,162	10.3%
Non-income producing investments	51,661	70,562	4.0%	49,845	67,532	4.1%
Other income producing investments	22,440	20,275	1.1%	23,787	23,331	1.4%
Total investments	$1,861,628	$1,791,107	100.0%	$1,704,387	$1,666,122	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$355,881	19.9%	$240,316	14.4%
Healthcare & Pharmaceuticals	228,630	12.8%	250,049	15.0%
Media: Diversified & Production	147,620	8.2%	139,399	8.4%
Services: Consumer	135,972	7.6%	119,365	7.2%
Diversified Financials	99,465	5.6%	101,032	6.1%
Chemicals, Plastics & Rubber	86,531	4.8%	109,860	6.6%
Retail	83,579	4.7%	56,726	3.4%
High Tech Industries	82,547	4.6%	65,544	3.9%
Media: Advertising, Printing & Publishing	78,936	4.4%	94,610	5.7%
Energy: Oil & Gas	60,937	3.4%	32,164	1.9%
Capital Equipment	59,982	3.3%	82,795	5.0%
Consumer Goods: Durable	58,203	3.2%	58,124	3.5%
Hotel, Gaming & Leisure	52,426	2.9%	50,855	3.0%
Beverage, Food & Tobacco	45,822	2.6%	49,054	2.9%
Aerospace & Defense	38,531	2.2%	38,279	2.3%
Banking, Finance, Insurance & Real Estate	38,378	2.1%	40,634	2.4%
Construction & Building	37,645	2.1%	27,585	1.7%
Consumer Goods: Non-Durable	34,660	1.9%	45,682	2.7%
Telecommunications	20,066	1.1%	24,649	1.5%
Automotive	17,147	1.0%	14,367	0.9%
Metals & Mining	15,775	0.9%	10,927	0.7%
Transportation: Cargo	12,374	0.7%	14,106	0.8%
Subtotal/total percentage	1,791,107	100.0%	1,666,122	100.0%
Short term investments	14,345		87,917
Total investments	$1,805,452		$1,754,039
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2022 and December 31, 2021, our unfunded commitments amounted to $96,129 and $107,247, respectively. As of August 4, 2022, our unfunded commitments amounted to $81,369. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of June 30, 2022 and December 31, 2021, excluding short term investments of $14,345 and $87,917, respectively:

	June 30, 2022		December 31, 2021
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$130,882	7.3%	$47,221	2.8%
2	1,482,352	82.8%	1,373,509	82.5%
3	150,849	8.4%	233,223	14.0%
4	26,595	1.5%	8,201	0.5%
5	429	—	3,968	0.2%
	$1,791,107	100.0%	$1,666,122	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of August 4, 2022:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,549,613	91.8%
Senior secured second lien debt	27,091	1.6%
Collateralized securities and structured products - equity	1,526	0.1%
Unsecured debt	27,994	1.6%
Equity	82,380	4.9%
Subtotal/total percentage	1,688,604	100.0%
Short term investments(2)	32,832
Total investments	$1,721,436
Number of portfolio companies		114
Average annual EBITDA of portfolio companies	$50.7 million
Median annual EBITDA of portfolio companies	$36.3 million
Purchased at a weighted average price of par		97.96%
Gross annual portfolio yield based upon the purchase price(2)		9.46%
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
Results of Operations for the Three Months Ended June 30, 2022 and 2021
Our results of operations for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022	2021
Investment income	$43,552	$38,021
Operating expenses and income taxes	24,264	19,335
Net investment income after taxes	19,288	18,686
Net realized gain on investments and foreign currency	180	441
Net change in unrealized (depreciation) appreciation on investments	(20,734)	8,842
Net (decrease) increase in net assets resulting from operations	$(1,266)	$27,969
Investment Income
For the three months ended June 30, 2022 and 2021, we generated investment income of $43,552 and $38,021, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 113 and 123 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $160,519, from $1,604,801 for the three months ended June 30, 2021 to $1,765,321 for the three months ended June 30, 2022. In addition, LIBOR and SOFR rates were higher during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,
	2022	2021
Management fees	$6,839	$8,243
Administrative services expense	781	697
Subordinated incentive fee on income	4,091	—
General and administrative	1,712	2,563
Interest expense	10,841	7,828
Income tax expense, including excise tax	—	4
Total operating expenses and income taxes	$24,264	$19,335

The increase in subordinated incentive fee on income was primarily the result of entering into (i) the amended and restated investment advisory agreement in August 2021, which changed the calculation of the subordinated incentive fee to express the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of our net assets rather than adjusted capital, and (ii) the second amended and restated investment advisory agreement in October 2021, which reduced the hurdle rate applicable to the subordinated incentive fee. The increase in interest expense was primarily the result of (a) higher average borrowings under our financing arrangements during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and (b) higher LIBOR and SOFR rates during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease in management fees was also primarily due to entering into the second amended and restated investment advisory agreement in October 2021, which among other things reduced the annual rate from 2.0% to 1.5%.
The composition of our general and administrative expenses for the three months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,
	2022	2021
Professional fees	$519	$1,213
Transfer agent expense	303	253
Insurance expense	254	137
Valuation expense	212	269
Director fees and expenses	161	111
Accounting and administrative costs	145	175
Dues and subscriptions	80	27
Printing and marketing expense	28	355
Other expenses	10	23
Total general and administrative expense	$1,712	$2,563

Net Investment Income After Taxes

Our net investment income after taxes totaled $19,288 and $18,686 for the three months ended June 30, 2022 and 2021, respectively. The increase in our investment income during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was partially offset by an increase in our operating expenses during the same period, which was driven primarily by increases in the subordinated incentive fee on income and interest expense.
Net Realized Gain on Investments and Foreign Currency
Our net realized gain on investments and foreign currency totaled $180 and $441 for the three months ended June 30, 2022 and 2021, respectively, which was driven primarily by less sale activity during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled $(20,734) and $8,842 for the three months ended June 30, 2022 and 2021, respectively. This change was driven primarily by widening credit spreads and decreased multiples in equity markets as well as the underperformance of certain portfolio companies during the three months ended June 30, 2022 that negatively impacted the fair value of certain of our investments, as compared to tightening credit spreads and increased multiples in equity markets during the three months ended June 30, 2021 that positively impacted the fair value of certain of our investments.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2022 and 2021, we recorded a net (decrease) increase in net assets resulting from operations of $(1,266) and $27,969, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Six Months Ended June 30, 2022 and 2021

Our results of operations for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
Investment income	$85,235	$74,324
Operating expenses and income taxes	46,464	38,039
Net investment income after taxes	38,771	36,285
Net realized gain (loss) on investments and foreign currency	111	(3,687)
Net change in unrealized (depreciation) appreciation on investments	(32,259)	45,085
Net increase in net assets resulting from operations	$6,623	$77,683
Investment Income
For the six months ended June 30, 2022 and 2021, we generated investment income of $85,235 and $74,324, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 119 and 127 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $142,951, from $1,585,664 for the six months ended June 30, 2021 to $1,728,615 for the six months ended June 30, 2022. Additionally, the increase in LIBOR rates during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 also contributed to the increase in interest income generated on our investments.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the six months ended June 30, 2022 and 2021 was as follows:

	Six Months Ended June 30,
	2022	2021
Management fees	$13,494	$16,026
Administrative services expense	1,501	1,381
Subordinated incentive fee on income	8,224	—
General and administrative	3,934	5,241
Interest expense	19,300	15,376
Income tax expense, including excise tax	11	15
Total operating expenses and income taxes	$46,464	$38,039

The increase in subordinated incentive fee on income was primarily the result of entering into (i) the amended and restated investment advisory agreement in August 2021, which changed the calculation of the subordinated incentive fee to express the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of our net assets rather than adjusted capital, and (ii) the second amended and restated investment advisory agreement in October 2021, which reduced the hurdle rate applicable to the subordinated incentive fee. The increase in interest expense was primarily the result of (a) higher average borrowings under our financing arrangements during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, and (b) higher LIBOR rates during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in management fees was also primarily due to entering into the second amended and restated investment advisory agreement in October 2021, which among other things reduced the annual rate from 2.0% to 1.5%.
The composition of our general and administrative expenses for the six months ended June 30, 2022 and 2021 was as follows:

	Six Months Ended June 30,
	2022	2021
Professional fees	$1,152	$2,478
Dues and subscriptions	615	196
Transfer agent expense	594	675
Insurance expense	505	269
Valuation expense	391	521
Director fees and expenses	315	214
Accounting and administrative costs	302	412
Printing and marketing expense	33	399
Other expenses	27	77
Total general and administrative expense	$3,934	$5,241

The decrease in general and administrative expenses was primarily the result of (i) higher professional fees incurred during the six months ended June 30, 2021 associated with the listing of our shares on the NYSE with no comparable listing-related fees during the six months ended June 30, 2022, and (ii) higher printing and marketing expense incurred during the six months ended June 30, 2021 compared to the six months ended June 30, 2022 associated with shareholder proxy solicitation costs.

Net Investment Income After Taxes

Our net investment income after taxes totaled $85,235 and $74,324 for the six months ended June 30, 2022 and 2021, respectively. The increase in our investment income during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was partially offset by an increase in our operating expenses during the same period, which was driven primarily by increases in the subordinated incentive fee on income and interest expense.
Net Realized Gain (Loss) on Investments and Foreign Currency
Our net realized gain (loss) on investments and foreign currency totaled $111 and $(3,687) for the six months ended June 30, 2022 and 2021, respectively, which were driven primarily by losses realized on the exit of certain investments during the six months ended June 30, 2021.
Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled $(32,259) and $45,085 for the six months ended June 30, 2022 and 2021, respectively. This change was driven primarily by widening credit spreads and decreased multiples in equity markets during the six months ended June 30, 2022 that negatively impacted the fair value of certain of our investments, as compared to tightening credit spreads and increased multiples in equity markets during the six months ended June 30, 2021 that positively impacted the fair value of certain of our investments.
Net Increase in Net Assets Resulting from Operations
For the six months ended June 30, 2022 and 2021, we recorded a net increase in net assets resulting from operations of $6,623 and $77,683, respectively, as a result of our operating activity for the respective periods.

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

On August 9, 2021, our shareholders approved a proposal that authorized us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period following such shareholder approval, which authorization expired on August 9, 2022. We did not issue any such shares through the expiration date. We are currently seeking approval from our shareholders to again authorize us to issue shares below the then current NAV per share in one or more offerings for an additional 12-month period following such shareholder approval. There can be no assurance that such approval will be received from our shareholders.

On September 15, 2021, our co-chief executive officers changed the timing of declaring and paying regular distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. On August 9, 2022, our co-chief executive officers declared a regular quarterly distribution of $0.31 per share for the third quarter of 2022 payable on September 8, 2022 to shareholders of record as of September 1, 2022. We intend to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. Therefore, subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize, declare, and pay regular distributions on a quarterly basis. Regular and special distributions in respect of future periods will be evaluated by management and our board of directors based on circumstances and expectations existing at the time of consideration. For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

On September 15, 2021, our board of directors, including the independent directors, approved a share repurchase policy authorizing us to repurchase up to $50 million of our outstanding common stock after the Listing. On June 24, 2022, our board of directors, including the independent directors, increased the amount of shares of our common stock that may be repurchased under the share repurchase policy by $10 million to up to an aggregate of $60 million. Under the share repurchase policy, we may purchase shares of our common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at our discretion. Factors are expected to include, but are not limited to, share price, trading volume and general market conditions, along with our general business conditions. The policy may be suspended or discontinued at any time and does not obligate us to acquire any specific number of shares of our common stock.

As part of the share repurchase policy, we intend to enter into a trading plan during our first available trading window after the filing of this report adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to our shares. The 10b5-1 trading plan would permit common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan will be administered by an independent broker and will be subject to price, market volume and timing restrictions. Since we have not yet entered into a 10b5-1 trading plan, during the period from September 15, 2021 to August 5, 2022, we did not repurchase any shares of common stock pursuant to the share repurchase policy.
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

As of June 30, 2022 and December 31, 2021, we had cash of $42,542 and $3,774, respectively. As of June 30, 2022 and December 31, 2021, we had $14,345 and $87,917 in short term investments, respectively, invested in a fund that primarily invests in U.S. government securities.

JPM Credit Facility
As of June 30, 2022 and August 4, 2022, our aggregate outstanding borrowings under the JPM First Amendment were $600,000 and the aggregate unfunded principal amount in connection with the JPM First Amendment was $75,000. For a detailed discussion of our JPM First Amendment, refer to Note 8 to our consolidated financial statements included in this report.
UBS Facility
As of June 30, 2022 and August 4, 2022, our outstanding borrowings under the Amended UBS Facility were $142,500 and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $7,500. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
2026 Notes

As of June 30, 2022 and August 4, 2022, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2021 More Term Loan
As of June 30, 2022 and August 4, 2022, our outstanding borrowings under the 2021 More Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2021 More Term Loan. For a detailed discussion of our 2021 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2022 More Term Loan
As of June 30, 2022 and August 4, 2022, our outstanding borrowings under the 2022 More Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 More Term Loan. For a detailed discussion of our 2022 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
Unfunded Commitments
As of June 30, 2022 and August 4, 2022, our unfunded commitments amounted to $96,129 and $81,369, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
RIC Status and Distributions
To qualify for and maintain RIC tax treatment, we must, among other things, distribute in respect of each taxable year at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will incur an excise tax of 4% imposed on RICs to the extent we do not distribute in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income (adjusted for certain ordinary losses), for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income from preceding years that were not distributed during such years and on which we paid no federal income tax.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2022, 84.9% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of June 30, 2022, under the terms of the Third Amended JPM Credit Facility, advances bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.10% per year. Under the terms of the JPM First Amendment, additional advances of up to $100,000 bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.10% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR, plus a spread of 3.375% per year. Pursuant to the terms of the 2022 More Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Third Amended JPM Credit Facility (including the JPM First Amendment), the Amended UBS Facility or the 2022 More Term Loan in effect as of June 30, 2022:

Basis Point Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 100 basis points	$(2,171)	(2.0)%
Down 50 basis points	(2,501)	(2.3)%
No change to current base rate (1.68% as of June 30, 2022)	—	—
Up 50 basis points	3,566	3.2%
Up 100 basis points	7,300	6.6%
Up 200 basis points	14,786	13.3%
Up 300 basis points	22,273	20.0%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes and the 2021 More Term Loan), or the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 10.0% of our investments paid fixed interest rates as of June 30, 2022. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies' respective profit margins.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2022.
During the three months ended June 30, 2022, we did not repurchase any shares of common stock pursuant to our share repurchase policy.
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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 10, 2022
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)