Form 10-Q
period 2022-09-30
CION Investment Corp
filed 2022-11-10
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 000-54755

CĪON Investment Corporation
(Exact name of registrant as specified in its charter)

Maryland	45-3058280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Park Avenue, 25th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

3 Park Avenue, 36th Floor, New York, New York 10016
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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 3, 2022 was 55,426,754.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,629,044 and $1,617,126, respectively)	$1,567,403	$1,581,124
Non-controlled, affiliated investments (amortized cost of $138,586 and $91,476, respectively)	142,202	81,490
Controlled investments (amortized cost of $84,347 and $83,702, respectively)	97,443	91,425
Total investments, at fair value (amortized cost of $1,851,977 and $1,792,304, respectively)	1,807,048	1,754,039
Cash	43,661	3,774
Interest receivable on investments	26,976	21,549
Receivable due on investments sold and repaid	7,146	2,854
Prepaid expenses and other assets	841	466
Total assets	$1,885,672	$1,782,682

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $7,014 and $7,628, respectively)	$950,486	$822,372
Payable for investments purchased	—	11,327
Accounts payable and accrued expenses	1,853	1,922
Interest payable	5,143	4,339
Accrued management fees	6,943	6,673
Accrued subordinated incentive fee on income	5,421	3,942
Accrued administrative services expense	604	1,595
Share repurchases payable	316	—
Total liabilities	970,766	852,170

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 56,373,217
and 56,958,440 shares issued and 56,262,964 and 56,958,440 shares outstanding, respectively	57	57
Capital in excess of par value	1,053,278	1,059,989
Accumulated distributable losses	(138,429)	(129,534)
Total shareholders' equity	914,906	930,512
Total liabilities and shareholders' equity	$1,885,672	$1,782,682
Net asset value per share of common stock at end of period	$16.26	$16.34

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$37,336	$31,036	$100,079	$87,305	$119,792
Paid-in-kind interest income	6,876	3,969	16,095	13,957	17,306
Fee income	4,542	1,543	8,045	3,356	5,927
Dividend income	57	81	103	254	366
Non-controlled, affiliated investments
Interest income	1,949	1,425	4,517	3,867	4,961
Paid-in-kind interest income	1,174	776	3,493	2,655	3,160
Fee income	19	—	525	—	—
Dividend income	13	3,790	66	5,550	5,576
Controlled investments
Interest income	2,197	—	6,066	—	260
Paid-in-kind interest income	—	—	409	—	—
Total investment income	54,163	42,620	139,398	116,944	157,348
Operating expenses
Management fees	6,942	8,443	20,436	24,469	31,143
Administrative services expense	733	722	2,234	2,103	3,069
Subordinated incentive fee on income	5,421	2,933	13,645	2,933	6,875
General and administrative	2,027	2,709	5,961	7,950	9,805
Interest expense	13,469	8,175	32,769	23,551	31,807
Total operating expenses	28,592	22,982	75,045	61,006	82,699
Net investment income before taxes	25,571	19,638	64,353	55,938	74,649
Income tax expense, including excise tax	14	26	25	41	342
Net investment income after taxes	25,557	19,612	64,328	55,897	74,307
Realized and unrealized gains (losses)
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	4,267	873	4,475	1,344	(4,100)
Non-controlled, affiliated investments	(21,433)	18,856	(21,530)	17,776	8,010
Controlled investments	—	—	—	(3,067)	(3,067)
Foreign currency	(3)	7	(3)	(4)	(3)
Net realized (losses) gains	(17,169)	19,736	(17,058)	16,049	840
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(669)	6,937	(25,646)	32,132	25,566
Non-controlled, affiliated investments	18,966	(21,177)	13,609	(4,354)	7,261
Controlled investments	7,298	—	5,373	3,067	10,790
Net change in unrealized appreciation (depreciation)	25,595	(14,240)	(6,664)	30,845	43,617
Net realized and unrealized gains (losses)	8,426	5,496	(23,722)	46,894	44,457
Net increase in net assets resulting from operations	$33,983	$25,108	$40,606	$102,791	$118,764
Per share information—basic and diluted(1)
Net increase in net assets per share resulting from operations	$0.60	$0.44	$0.71	$1.81	$2.09
Net investment income per share	$0.45	$0.35	$1.13	$0.98	$1.31
Weighted average shares of common stock outstanding	56,816,992	56,774,323	56,910,773	56,758,586	56,808,960
(1) As discussed in Note 3, the Company completed a two-to-one reverse stock split, effective as of September 21, 2021. The weighted average shares used in the computation of the net increase in net assets per share resulting from operations and net investment income per share reflect the reverse stock split on a retroactive basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$25,557	$19,612	$64,328	$55,897	$74,307
Net realized (loss) gain on investments	(17,166)	19,729	(17,055)	16,053	843
Net realized (loss) gain on foreign currency	(3)	7	(3)	(4)	(3)
Net change in unrealized appreciation (depreciation) on investments	25,595	(14,240)	(6,664)	30,845	43,617
Net increase in net assets resulting from operations	33,983	25,108	40,606	102,791	118,764
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(17,604)	(15,027)	(49,501)	(45,056)	(71,530)
Net decrease in net assets resulting from shareholders' distributions	(17,604)	(15,027)	(49,501)	(45,056)	(71,530)
Changes in net assets from capital share transactions:
Reinvestment of shareholders' distributions	—	5,065	—	15,489	15,489
Repurchase of common stock	(6,711)	(13)	(6,711)	(10,467)	(10,467)
Net (decrease) increase in net assets resulting from capital share transactions	(6,711)	5,052	(6,711)	5,022	5,022

Total increase (decrease) in net assets	9,668	15,133	(15,606)	62,757	52,256
Net assets at beginning of period	905,238	925,880	930,512	878,256	878,256
Net assets at end of period	$914,906	$941,013	$914,906	$941,013	$930,512
Net asset value per share of common stock at end of period(1)	$16.26	$16.52	$16.26	$16.52	$16.34
Shares of common stock outstanding at end of period(1)	56,262,964	56,958,440	56,262,964	56,958,440	56,958,440
(1) As discussed in Note 3, the Company completed a two-to-one reverse stock split, effective as of September 21, 2021. The shares outstanding used in the computation of net asset value per share reflect the reverse stock split on a retroactive basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$33,983	$25,108	$40,606	$102,791	$118,764
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discount on investments	(4,191)	(3,360)	(9,165)	(9,265)	(11,738)
Proceeds from principal repayment of investments	143,291	196,449	305,001	462,420	568,907
Purchase of investments	(141,276)	(165,033)	(452,323)	(570,765)	(920,039)
Paid-in-kind interest and dividends capitalized	(8,049)	(3,779)	(19,997)	(16,597)	(21,734)
Decrease (increase) in short term investments, net	4,540	(67,351)	78,112	(42,237)	(14,319)
Proceeds from sale of investments	11,581	26,765	20,456	46,896	259,050
Net realized loss (gain) on investments	17,166	(19,729)	17,055	(16,053)	(843)
Net change in unrealized (appreciation) depreciation on investments	(25,595)	14,240	6,664	(30,845)	(43,617)
Amortization of debt issuance costs	835	670	2,339	2,101	2,800
(Increase) decrease in interest receivable on investments	(4,077)	(1,466)	(4,239)	(4,280)	(4,400)
(Increase) decrease in dividends receivable on investments	—	52	—	(90)	45
(Increase) decrease in receivable due on investments sold and repaid	(4,433)	(10,671)	(4,292)	(13,366)	3,339
(Increase) decrease in prepaid expenses and other assets	1,271	(48)	(375)	1,314	1,322
Increase (decrease) in payable for investments purchased	(11,635)	15,422	(11,327)	33,227	11,194
Increase (decrease) in accounts payable and accrued expenses	659	1,349	(69)	2,815	1,228
Increase (decrease) in interest payable	(460)	(1,347)	804	338	1,839
Increase (decrease) in accrued management fees	104	200	270	775	(995)
Increase (decrease) in accrued administrative services expense	74	234	(991)	(126)	330
Increase (decrease) in subordinated incentive fee on income payable	1,330	2,933	1,479	(1,390)	(381)
Increase (decrease) in share repurchase payable	316	—	316	—	—
Net cash provided by (used in) operating activities	15,434	10,638	(29,676)	(52,337)	(49,248)
Financing activities:
Repurchase of common stock	(6,711)	(13)	(6,711)	(10,467)	(10,467)
Shareholders' distributions paid	(17,604)	(9,962)	(49,501)	(29,567)	(56,041)
Repayments under financing arrangements	—	(21,000)	—	(146,000)	(171,000)
Borrowings under financing arrangements	10,000	21,000	127,500	226,000	276,000
Debt issuance costs paid	—	—	(1,725)	(5,384)	(5,384)
Net cash (used in) provided by financing activities	(14,315)	(9,975)	69,563	34,582	33,108
Net increase (decrease) in cash and restricted cash	1,119	663	39,887	(17,755)	(16,140)
Cash and restricted cash, beginning of period	42,542	1,496	3,774	19,914	19,914
Cash and restricted cash, end of period	$43,661	$2,159	$43,661	$2,159	$3,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,080	$8,842	$29,591	$21,100	$27,129
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$—	$5,065	$—	$15,489	$15,489
Restructuring of portfolio investment	$45,162	$3,169	$45,162	$5,455	$5,455
Cash interest receivable exchanged for additional securities	$—	$—	$—	$1,304	$1,304
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2022
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 176.7%
Adapt Laser Acquisition, Inc.(t)(x)	L+1200, 1.00% LIBOR Floor	12/31/2023	Capital Equipment	$11,081	$11,081	$9,696
Adapt Laser Acquisition, Inc.(t)(x)	L+1200, 1.00% LIBOR Floor	12/31/2023	Capital Equipment	2,062	2,057	1,721
Aegis Toxicology Sciences Corp.(m)(x)	L+550, 1.00% LIBOR Floor	5/9/2025	Healthcare & Pharmaceuticals	6,078	6,024	6,086
AHF Parent Holding, Inc.(n)(aa)	S+625, 0.75% SOFR Floor	2/1/2028	Construction & Building	2,963	2,907	2,785
Allen Media, LLC(n)(aa)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,886	8,812	8,442
ALM Media, LLC(m)(n)(x)	L+650, 1.00% LIBOR Floor	11/25/2024	Media: Advertising, Printing & Publishing	17,250	17,088	17,099
Alpine US Bidco, LLC(n)(w)	L+525, 1.00% LIBOR Floor	5/3/2028	Beverage, Food & Tobacco	4,000	3,744	3,800
American Clinical Solutions LLC(m)	7.00%	12/31/2022	Healthcare & Pharmaceuticals	3,500	3,491	3,308
American Consolidated Natural Resources, Inc.(m)(t)	L+1600, 1.00% LIBOR Floor	9/16/2025	Metals & Mining	109	84	109
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	3,333	(27)	—
American Health Staffing Group, Inc.(m)(y)	L+600, 1.00% LIBOR Floor	11/19/2026	Services: Business	16,583	16,444	16,583
American Teleconferencing Services, Ltd.(o)	0.00% Unfunded	6/30/2022	Telecommunications	235	—	—
American Teleconferencing Services, Ltd.(q)	Prime+550	6/30/2022	Telecommunications	3,116	3,116	588
American Teleconferencing Services, Ltd.(q)	Prime+550	6/8/2023	Telecommunications	16,154	15,621	—
Analogic Corp.(m)(n)(x)	L+525, 1.00% LIBOR Floor	6/21/2024	Healthcare & Pharmaceuticals	4,863	4,830	4,765
Ancile Solutions, Inc.(m)(t)(x)	L+1000, 1.00% LIBOR Floor	6/22/2026	High Tech Industries	11,935	11,629	11,577
Anthem Sports & Entertainment Inc.	0.50% Unfunded	11/15/2026	Media: Diversified & Production	167	—	(7)
Anthem Sports & Entertainment Inc.(m)(t)(x)	L+900, 1.00% LIBOR Floor	11/15/2026	Media: Diversified & Production	36,753	36,585	35,099
Anthem Sports & Entertainment Inc.(x)	L+950, 1.00% LIBOR Floor	11/15/2026	Media: Diversified & Production	3,000	3,000	2,865
Appalachian Resource Company, LLC(w)	L+1000, 1.00% LIBOR Floor	9/10/2023	Metals & Mining	5,000	5,000	5,000
Appalachian Resource Company, LLC(w)	L+500, 1.00% LIBOR Floor	9/10/2023	Metals & Mining	11,137	10,452	10,677
Archer Systems, LLC(m)(aa)	S+650, 1.00% SOFR Floor	8/11/2027	Services: Business	18,095	17,918	17,914
Archer Systems, LLC	S+650, 1.00% SOFR Floor	8/11/2027	Services: Business	214	196	212
Archer Systems, LLC	0.50% Unfunded	8/11/2027	Services: Business	1,690	—	(17)
Associated Asphalt Partners, LLC(m)(n)(x)	L+525, 1.00% LIBOR Floor	4/5/2024	Construction & Building	14,221	14,020	10,974
Atlas Supply LLC	11.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	4,963
Avison Young (USA) Inc.(h)(m)(w)	L+575, 0.00% LIBOR Floor	1/31/2026	Banking, Finance, Insurance & Real Estate	2,672	2,643	2,498
BDS Solutions Intermediateco, LLC(m)(aa)	S+625, 1.00% SOFR Floor	2/7/2027	Services: Business	17,867	17,567	17,510
BDS Solutions Intermediateco, LLC(aa)	S+625, 1.00% SOFR Floor	2/7/2027	Services: Business	2,383	2,326	2,335
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	474	—	(9)
Berlitz Holdings, Inc.(r)(z)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	13,800	12,915	13,145
Bradshaw International Parent Corp.	0.50% Unfunded	10/21/2026	Consumer Goods: Durable	1,076	—	(28)
Bradshaw International Parent Corp.(w)	L+575, 1.00% LIBOR Floor	10/21/2026	Consumer Goods: Durable	768	730	748
Bradshaw International Parent Corp.(m)(w)	L+ 575, 1.00% LIBOR Floor	10/21/2027	Consumer Goods: Durable	13,057	12,767	12,714
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2022
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cabi, LLC(m)(z)	S+950, 1.00% SOFR Floor	2/28/2027	Retail	22,216	21,901	21,882
Cadence Aerospace, LLC(m)(n)(t)(x)	L+850, 1.00% LIBOR Floor	11/14/2023	Aerospace & Defense	39,272	39,079	38,683
Carestream Health, Inc.(r)(z)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	7,596	7,596	7,596
CB URS Holdings Corp.(m)(x)	L+575, 1.00% LIBOR Floor	9/1/2024	Transportation: Cargo	14,958	14,927	12,284
Celerity Acquisition Holdings, LLC(x)	L+850, 1.00% LIBOR Floor	5/28/2026	Services: Business	14,813	14,813	14,664
Cennox, Inc.(m)(x)	L+600, 1.00% LIBOR Floor	5/4/2026	Services: Business	22,564	22,564	22,564
Cennox, Inc.(n)(x)	L+600, 1.00% LIBOR Floor	5/4/2026	Services: Business	11,915	11,853	11,915
Cennox, Inc.	L+600, 1.00% LIBOR Floor	5/4/2026	Services: Business	597	597	597
Cennox, Inc.	1.00% Unfunded	11/22/2023	Services: Business	7,193	—	—
Cennox, Inc.	0.50% Unfunded	5/4/2026	Services: Business	2,390	—	—
Charming Charlie LLC(q)(r)	20.00%	4/24/2023	Retail	662	—	—
CHC Solutions Inc.(n)(t)	12.00%	7/20/2023	Healthcare & Pharmaceuticals	8,210	8,210	8,210
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	62,274	62,274	62,274
CircusTrix Holdings, LLC(m)(n)(w)	L+550, 1.00% LIBOR Floor	1/16/2024	Hotel, Gaming & Leisure	26,885	26,842	26,549
CircusTrix Holdings, LLC(m)(w)	L+550, 1.00% LIBOR Floor	1/16/2024	Hotel, Gaming & Leisure	2,737	2,715	2,703
CircusTrix Holdings, LLC(m)(w)	L+550, 1.00% LIBOR Floor	7/16/2023	Hotel, Gaming & Leisure	1,563	1,513	1,866
Community Tree Service, LLC(aa)	S+850, 1.00% SOFR Floor	6/17/2027	Construction & Building	12,500	12,500	12,438
Country Fresh Holdings, LLC(q)(x)	L+500, 1.00% LIBOR Floor	4/29/2023	Beverage, Food & Tobacco	877	765	92
Country Fresh Holdings, LLC(q)(x)	L+500, 1.00% LIBOR Floor	4/29/2023	Beverage, Food & Tobacco	355	316	37
Coyote Buyer, LLC(m)(n)(x)	L+600, 1.00% LIBOR Floor	2/6/2026	Chemicals, Plastics & Rubber	34,125	33,941	33,528
Coyote Buyer, LLC(n)(x)	L+800, 1.00% LIBOR Floor	8/6/2026	Chemicals, Plastics & Rubber	6,141	6,052	6,141
Coyote Buyer, LLC	0.50% Unfunded	2/6/2025	Chemicals, Plastics & Rubber	2,500	—	(44)
Critical Nurse Staffing, LLC(m)(x)	L+600, 1.00% LIBOR Floor	11/1/2026	Healthcare & Pharmaceuticals	12,961	12,961	12,961
Critical Nurse Staffing, LLC(x)	L+600, 1.00% LIBOR Floor	11/1/2026	Healthcare & Pharmaceuticals	1,002	1,002	1,002
Critical Nurse Staffing, LLC	1.00% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	4,899	—	—
Critical Nurse Staffing, LLC	0.50% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	1,000	—	—
David's Bridal, LLC(t)(x)	L+1000, 1.00% LIBOR Floor	5/23/2024	Retail	5,288	5,288	5,156
David's Bridal, LLC(t)(x)	L+1000, 1.00% LIBOR Floor	6/23/2023	Retail	5,832	5,506	5,628
David's Bridal, LLC(t)(w)	L+600, 1.00% LIBOR Floor	6/30/2023	Retail	835	795	250
Deluxe Entertainment Services, Inc.(m)(q)(r)(t)(x)	L+650, 1.00% LIBOR Floor	3/25/2024	Media: Diversified & Production	2,662	2,632	246
Dermcare Management, LLC(m)(z)	L+575, 1.00% LIBOR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,379	9,119	9,380
Dermcare Management, LLC(z)	L+575, 1.00% LIBOR Floor	4/22/2028	Healthcare & Pharmaceuticals	1,333	1,333	1,333
Dermcare Management, LLC	Prime+475	4/22/2028	Healthcare & Pharmaceuticals	179	179	179
Dermcare Management, LLC	0.50% Unfunded	10/22/2023	Healthcare & Pharmaceuticals	2,917	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2022
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Dermcare Management, LLC	0.50% Unfunded	4/22/2028	Healthcare & Pharmaceuticals	1,164	—	—
DMT Solutions Global Corp.(n)(u)	L+750, 1.00% LIBOR Floor	7/2/2024	Services: Business	4,039	4,105	3,877
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(z)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,963	2,908	2,840
Entertainment Studios P&A LLC(j)	5.00%	5/18/2037	Media: Diversified & Production	—	—	1,512
Entertainment Studios P&A LLC(m)(aa)	S+850, 1.00% SOFR Floor	9/28/2027	Media: Diversified & Production	24,000	23,903	24,000
Extreme Reach, Inc.(m)(n)(w)	L+700, 1.25% LIBOR Floor	3/29/2024	Media: Diversified & Production	17,960	17,886	17,960
Extreme Reach, Inc.	0.50% Unfunded	3/29/2024	Media: Diversified & Production	1,744	—	—
Foundation Consumer Healthcare, LLC(m)(n)(x)	L+550, 1.00% LIBOR Floor	2/12/2027	Healthcare & Pharmaceuticals	27,169	26,972	27,440
Foundation Consumer Healthcare, LLC	0.50% Unfunded	2/12/2027	Healthcare & Pharmaceuticals	2,094	—	21
FuseFX, LLC(m)(n)(w)	L+575, 1.00% LIBOR Floor	10/1/2024	Media: Diversified & Production	19,847	19,700	19,673
Fusion Connect Inc.(m)(x)	L+750, 1.00% LIBOR Floor	1/18/2027	High Tech Industries	20,248	19,725	19,742
Future Pak, LLC(m)(w)	L+800, 2.00% LIBOR Floor	7/2/2024	Healthcare & Pharmaceuticals	27,021	27,021	26,413
Gold Medal Holdings, Inc.(m)(aa)	S+700, 1.00% SOFR Floor	3/17/2027	Services: Business	14,759	14,621	14,575
GSC Technologies Inc.(r)(w)	L+500, 1.00% LIBOR Floor	9/30/2025	Chemicals, Plastics & Rubber	2,404	2,315	2,022
GSC Technologies Inc.(r)(t)(w)	L+500, 1.00% LIBOR Floor	9/30/2025	Chemicals, Plastics & Rubber	897	862	403
GSC Technologies Inc.(r)(t)(w)	L+1000, 1.00% LIBOR Floor	9/30/2025	Chemicals, Plastics & Rubber	158	158	158
H.W. Lochner, Inc.(m)(x)	L+575, 1.00% LIBOR Floor	7/2/2027	Construction & Building	11,880	11,782	11,880
H.W. Lochner, Inc.(x)	L+575, 1.00% LIBOR Floor	7/2/2027	Construction & Building	775	765	775
H.W. Lochner, Inc.	0.50% Unfunded	7/2/2027	Construction & Building	225	—	—
Harland Clarke Holdings Corp. (m)(x)	L+775, 1.00% LIBOR Floor	6/16/2026	Services: Business	9,186	9,176	7,154
Heritage Power, LLC(x)	L+600, 1.00% LIBOR Floor	7/30/2026	Energy: Oil & Gas	8,622	6,772	4,699
Hilliard, Martinez & Gonzales, LLP(m)(t)(w)	L+1200, 2.00% LIBOR Floor	12/17/2022	Services: Consumer	20,983	20,960	20,983
Hollander Intermediate LLC(m)(aa)	L+875, 2.00% LIBOR Floor	9/19/2026	Consumer Goods: Durable	17,468	17,003	17,000
Homer City Generation, L.P.(m)(t)	15.00%	4/5/2023	Energy: Oil & Gas	11,357	11,667	8,802
Homer City Generation, L.P.(o)	0.00% Unfunded	1/29/2023	Energy: Oil & Gas	4,000	—	(50)
Hoover Group, Inc.(n)(x)	L+825, 1.25% LIBOR Floor	10/1/2024	Services: Business	5,065	5,054	5,027
HUMC Holdco, LLC(m)	9.00%	12/31/2022	Healthcare & Pharmaceuticals	8,822	8,822	8,778
HW Acquisition, LLC	Prime+500	9/28/2026	Capital Equipment	733	710	696
HW Acquisition, LLC(m)	Prime+500	9/28/2026	Capital Equipment	18,924	18,766	17,954
HW Acquisition, LLC	0.50% Unfunded	9/28/2026	Capital Equipment	2,200	—	(113)
Independent Pet Partners Intermediate Holdings, LLC(t)	6.00%	11/20/2023	Retail	10,771	10,734	9,963
Independent Pet Partners Intermediate Holdings, LLC(t)	Prime+550	12/22/2022	Retail	2,177	2,177	2,177
Independent Pet Partners Intermediate Holdings, LLC(t)(x)	L+650, 0.00% LIBOR Floor	12/22/2022	Retail	273	273	273
InfoGroup Inc.(m)(n)(x)	L+500, 1.00% LIBOR Floor	4/3/2023	Media: Advertising, Printing & Publishing	15,311	15,309	14,711
Inotiv, Inc.(m)(x)	L+625, 1.00% LIBOR Floor	11/5/2026	Healthcare & Pharmaceuticals	2,090	2,055	2,016
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2022
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Inotiv, Inc.(m)(x)	L+625, 1.00% LIBOR Floor	11/5/2026	Healthcare & Pharmaceuticals	12,208	12,005	11,780
Inotiv, Inc.	1.00% Unfunded	5/5/2023	Healthcare & Pharmaceuticals	2,100	(36)	(74)
Instant Web, LLC(m)(n)(r)(t)(w)	L+700, 1.00% LIBOR Floor	2/25/2027	Media: Advertising, Printing & Publishing	38,727	38,717	27,642
Instant Web, LLC(r)	Prime+375	2/25/2027	Media: Advertising, Printing & Publishing	458	458	457
Instant Web, LLC(r)(w)	L+650, 1.00% LIBOR Floor	2/25/2027	Media: Advertising, Printing & Publishing	105	105	105
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	2,599	—	(3)
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	3,246	—	(4)
Invincible Boat Company LLC(x)	L+650, 1.50% LIBOR Floor	8/28/2025	Consumer Goods: Durable	559	559	556
Invincible Boat Company LLC(m)(x)	L+650, 1.50% LIBOR Floor	8/28/2025	Consumer Goods: Durable	13,536	13,439	13,469
Invincible Boat Company LLC	0.50% Unfunded	8/28/2025	Consumer Goods: Durable	239	—	(1)
INW Manufacturing, LLC(n)(x)	L+575, 0.75% LIBOR Floor	5/7/2027	Services: Business	19,000	18,540	17,908
Isagenix International, LLC(m)(x)	L+775, 1.00% LIBOR Floor	6/14/2025	Beverage, Food & Tobacco	16,229	15,021	13,064
Jenny C Acquisition, Inc.(t)(x)	L+900, 1.75% LIBOR Floor	10/1/2024	Services: Consumer	11,789	11,749	9,465
JP Intermediate B, LLC(m)(x)	L+550, 1.00% LIBOR Floor	11/20/2025	Beverage, Food & Tobacco	13,667	13,514	10,341
K&N Parent, Inc.(w)	L+475, 1.00% LIBOR Floor	10/20/2023	Consumer Goods: Durable	13,055	12,693	12,419
Klein Hersh, LLC(m)(z)	S+750, 0.50% SOFR Floor	4/27/2027	Services: Business	19,844	19,844	19,844
KNB Holdings Corp.(m)(y)	L+550, 1.00% LIBOR Floor	4/26/2024	Consumer Goods: Durable	7,689	7,629	3,652
LaserAway Intermediate Holdings II, LLC(m)(x)	L+575, 0.75% LIBOR Floor	10/12/2027	Services: Consumer	6,384	6,273	6,280
LAV Gear Holdings, Inc.(m)(n)(t)(aa)	S+625, 1.00% SOFR Floor	10/31/2024	Services: Business	27,920	27,668	27,292
LAV Gear Holdings, Inc.(m)(n)(t)(aa)	S+625, 1.00% SOFR Floor	10/31/2024	Services: Business	4,580	4,553	4,477
LGC US Finco, LLC(m)(w)	L+650, 1.00% LIBOR Floor	12/20/2025	Capital Equipment	11,576	11,305	11,229
Lift Brands, Inc.(m)(n)(r)(w)	L+750, 1.00% LIBOR Floor	6/29/2025	Services: Consumer	23,346	23,346	23,346
Lift Brands, Inc.(m)(n)(r)	9.50%	6/29/2025	Services: Consumer	5,556	5,485	5,084
Lift Brands, Inc.(m)(n)(r)	(p)	6/29/2025	Services: Consumer	5,296	4,914	4,554
Longview Power, LLC(r)(x)	L+1000, 1.50% LIBOR Floor	7/30/2025	Energy: Oil & Gas	2,084	1,371	2,298
MacNeill Pride Group Corp.(m)(aa)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	17,850	17,741	17,582
MacNeill Pride Group Corp.(m)(aa)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	7,930	7,853	7,811
MacNeill Pride Group Corp.	1.00% Unfunded	4/30/2024	Services: Consumer	2,017	—	(30)
Manus Bio Inc.	11.00%	8/20/2026	Healthcare & Pharmaceuticals	14,850	14,757	14,850
Marble Point Credit Management LLC(x)	L+600, 1.00% LIBOR Floor	8/11/2028	Diversified Financials	1,456	1,436	1,454
Marble Point Credit Management LLC(x)	L+600, 1.00% LIBOR Floor	8/11/2028	Diversified Financials	6,171	6,063	6,163
Mimeo.com, Inc.(x)	L+680, 1.00% LIBOR Floor	12/21/2024	Services: Business	2,256	2,256	2,239
Mimeo.com, Inc.(x)	L+680, 1.00% LIBOR Floor	12/21/2024	Services: Business	22,501	22,501	22,332
Mimeo.com, Inc.	1.00% Unfunded	12/21/2024	Services: Business	3,000	—	(23)
Moss Holding Company(m)(n)(t)(aa)	S+700, 1.00% SOFR Floor	4/17/2024	Services: Business	19,627	19,535	18,891
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2022
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Moss Holding Company	0.50% Unfunded	4/17/2023	Services: Business	2,232	—	(84)
NASCO Healthcare Inc.(m)(x)	L+550, 1.00% LIBOR Floor	6/30/2023	Services: Business	9,051	9,051	9,051
Neptune Flood Inc.(m)(x)	L+600, 1.00% LIBOR Floor	10/21/2026	Banking, Finance, Insurance & Real Estate	8,733	8,679	8,821
NewsCycle Solutions, Inc.(m)(n)(x)	L+700, 1.00% LIBOR Floor	12/29/2022	Media: Advertising, Printing & Publishing	12,476	12,463	12,476
NWN Parent Holdings LLC(m)(x)	L+650, 1.00% LIBOR Floor	5/7/2026	High Tech Industries	12,999	12,900	12,918
NWN Parent Holdings LLC(x)	L+650, 1.00% LIBOR Floor	5/7/2026	High Tech Industries	810	792	805
NWN Parent Holdings LLC	0.50% Unfunded	5/7/2026	High Tech Industries	990	—	(6)
OpCo Borrower, LLC(m)(z)	S+650, 1.00% SOFR Floor	8/19/2027	Healthcare & Pharmaceuticals	11,458	11,333	11,344
OpCo Borrower, LLC(z)	S+650, 1.00% SOFR Floor	8/19/2027	Healthcare & Pharmaceuticals	417	417	413
OpCo Borrower, LLC	0.50% Unfunded	8/19/2027	Healthcare & Pharmaceuticals	625	—	(6)
Optio Rx, LLC(m)(n)(w)	L+700, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	22,406	22,345	22,322
Optio Rx, LLC(n)(w)	L+1000, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	2,515	2,502	2,622
Optio Rx, LLC(o)	0.00% Unfunded	12/21/2022	Healthcare & Pharmaceuticals	1,530	—	(6)
Pentec Acquisition Corp.(m)(w)	L+600, 1.00% LIBOR Floor	10/8/2026	Healthcare & Pharmaceuticals	24,813	24,605	24,564
PH Beauty Holdings III. Inc.(m)(x)	L+500, 0.00% LIBOR Floor	9/28/2025	Consumer Goods: Non-Durable	9,600	9,188	8,640
Playboy Enterprises, Inc.(h)(n)(y)	L+625, 0.50% LIBOR Floor	5/25/2027	Consumer Goods: Non-Durable	28,391	27,852	27,007
Project Castle, Inc.(m)(aa)	S+550, 0.50% SOFR Floor	6/1/2029	Services: Business	10,000	8,975	8,525
RA Outdoors, LLC(m)(aa)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	10,979	10,979	10,952
RA Outdoors, LLC	0.50% Unfunded	4/8/2026	Media: Diversified & Production	1,049	(170)	(3)
Retail Services WIS Corp.(m)(x)	L+775, 1.00% LIBOR Floor	5/20/2025	Services: Business	9,674	9,488	9,480
Robert C. Hilliard, L.L.P.(m)(t)(w)	L+1200, 2.00% LIBOR Floor	12/17/2022	Services: Consumer	1,747	1,747	1,747
Rogers Mechanical Contractors, LLC(m)(w)	L+650, 1.00% LIBOR Floor	9/9/2025	Services: Business	16,587	16,587	16,545
Rogers Mechanical Contractors, LLC	1.00% Unfunded	9/9/2025	Services: Business	1,923	—	(5)
Rogers Mechanical Contractors, LLC	0.75% Unfunded	4/28/2023	Services: Business	2,885	—	(7)
RumbleOn, Inc.(x)	L+825, 1.00% LIBOR Floor	8/31/2026	Automotive	4,193	4,145	3,994
RumbleOn, Inc.(m)(x)	L+825, 1.00% LIBOR Floor	8/31/2026	Automotive	13,860	12,994	13,202
RumbleOn, Inc.(o)	0.00% Unfunded	2/28/2023	Automotive	1,775	—	(84)
Securus Technologies Holdings, Inc.(m)(x)	L+450, 1.00% LIBOR Floor	11/1/2024	Telecommunications	3,878	3,337	3,873
Sequoia Healthcare Management, LLC(m)(n)(q)	12.75%	8/21/2023	Healthcare & Pharmaceuticals	8,525	8,457	6,650
Service Compression, LLC(m)(t)(aa)	S+1000, 1.00% SOFR Floor	5/6/2027	Energy: Oil & Gas	22,860	22,495	22,574
Service Compression, LLC(aa)	S+1000, 1.00% SOFR Floor	5/6/2027	Energy: Oil & Gas	349	235	344
Service Compression, LLC	0.50% Unfunded	5/6/2025	Energy: Oil & Gas	6,977	—	(87)
Sleep Opco, LLC(m)(x)	L+650, 1.00% LIBOR Floor	10/12/2026	Retail	13,819	13,599	13,663
Sleep Opco, LLC	0.50% Unfunded	10/12/2026	Retail	1,750	(29)	(20)
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	10/1/2022	Healthcare & Pharmaceuticals	1,136	1,136	784
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2022
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	10/1/2022	Healthcare & Pharmaceuticals	12,894	12,894	9,412
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	10/1/2022	Healthcare & Pharmaceuticals	742	742	512
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	10/1/2022	Healthcare & Pharmaceuticals	700	700	483
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	10/1/2022	Healthcare & Pharmaceuticals	588	588	438
STATinMED, LLC(r)(t)(z)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	8,931	8,931	8,886
Thrill Holdings LLC(m)(aa)	S+650, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	20,523	20,523	20,420
Thrill Holdings LLC	1.00% Unfunded	5/27/2024	Media: Diversified & Production	3,261	—	(16)
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	(9)
Trademark Global, LLC(w)	L+625, 1.00% LIBOR Floor	7/30/2024	Services: Business	15,231	15,180	14,469
Trademark Global, LLC	1.00% Unfunded	7/30/2023	Services: Business	4,615	(15)	(231)
Trammell, P.C.(t)(z)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	13,810	13,810	13,758
USALCO, LLC(m)(x)	L+600, 1.00% LIBOR Floor	10/19/2027	Chemicals, Plastics & Rubber	24,813	24,596	24,719
Vesta Holdings, LLC(m)(t)(w)	L+1000, 1.00% LIBOR Floor	2/25/2024	Banking, Finance, Insurance & Real Estate	25,979	25,979	25,979
Volta Charging, LLC(m)	12.00%	6/19/2024	Media: Diversified & Production	12,000	11,988	13,020
Volta Charging, LLC(m)	12.00%	6/19/2024	Media: Diversified & Production	3,000	3,000	3,255
Williams Industrial Services Group, Inc.(n)(x)	L+900, 1.00% LIBOR Floor	12/16/2025	Services: Business	7,173	7,173	7,146
Wind River Systems, Inc.(n)(x)	L+625, 1.00% LIBOR Floor	6/24/2024	High Tech Industries	22,697	22,577	22,697
Wok Holdings Inc.(m)(x)	L+650, 0.00% LIBOR Floor	3/1/2026	Beverage, Food & Tobacco	25,170	24,347	22,307
WorkGenius, Inc.(m)(aa)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	12,969	12,969	12,969
Xenon Arc, Inc.(m)(x)	L+525, 0.75% LIBOR Floor	12/17/2027	High Tech Industries	6,933	6,859	6,846
Yak Access, LLC(m)(x)	L+500, 0.00% LIBOR Floor	7/11/2025	Construction & Building	4,925	3,188	3,208
Total Senior Secured First Lien Debt					1,690,919	1,616,352
Senior Secured Second Lien Debt - 4.2%
Deluxe Entertainment Services, Inc.(m)(q)(r)(t)(x)	L+850, 1.00% LIBOR Floor	9/25/2024	Media: Diversified & Production	10,735	—	—
Global Tel*Link Corp.(n)(aa)	S+1000, 0.00% SOFR Floor	11/29/2026	Telecommunications	11,500	11,374	11,471
OpCo Borrower, LLC(m)	12.50%	2/19/2028	Healthcare & Pharmaceuticals	12,500	11,625	11,375
Premiere Global Services, Inc.(q)(t)(x)	L+950, 1.00% LIBOR	6/6/2024	Telecommunications	3,968	—	—
RA Outdoors, LLC(m)(aa)	S+900, 1.00% SOFR Floor	10/8/2026	Media: Diversified & Production	1,827	1,827	1,827
Securus Technologies Holdings, Inc.(x)	L+825, 1.00% LIBOR Floor	11/1/2025	Telecommunications	2,942	2,927	2,910
TMK Hawk Parent, Corp.(x)	L+800, 1.00% LIBOR Floor	8/28/2025	Services: Business	13,393	13,235	11,133
Total Senior Secured Second Lien Debt					40,988	38,716
Collateralized Securities and Structured Products - Equity - 0.1%
APIDOS CLO XVI Subordinated Notes(g)(h)	0.00% Estimated Yield	1/19/2025	Diversified Financials	9,000	1,247	59
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)	19.30% Estimated Yield	4/15/2025	Diversified Financials	4,000	1,486	1,307
Total Collateralized Securities and Structured Products - Equity					2,733	1,366
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2022
(in thousands)

Portfolio Company(a)	Interest	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Unsecured Debt - 3.1%
Lucky Bucks Holdings LLC(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	22,169	22,169	21,947
WPLM Acquisition Corp.(t)	15.00%	11/24/2025	Media: Advertising, Printing & Publishing	6,628	6,569	6,372
Total Unsecured Debt					28,738	28,319
Equity - 12.3%
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(r)			Metals & Mining	NA	—	416
Ascent Resources - Marcellus, LLC, Membership Units(o)			Energy: Oil & Gas	511,255 Units	1,642	1,278
Ascent Resources - Marcellus, LLC, Warrants(o)			Energy: Oil & Gas	132,367 Units	13	3
Carestream Health Holdings Inc., Common Stock(o)(r)			Healthcare & Pharmaceuticals	613,262 Units	21,759	21,758
CF Arch Holdings LLC(o)			Services: Business	380,952 Units	381	381
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(o)(s)			Diversified Financials	22,072,841 Units	22,073	35,169
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(o)(s)			Diversified Financials	NA	—	—
DBI Investors, Inc., Series A1 Preferred Stock(o)			Retail	20,000 Units	802	165
DBI Investors, Inc., Series A2 Preferred Stock(o)			Retail	1,733 Units	—	14
DBI Investors, Inc., Series A Preferred Stock(o)			Retail	1,396 Units	140	12
DBI Investors, Inc., Series B Preferred Stock(o)			Retail	4,183 Units	410	14
DBI Investors, Inc., Common Stock(o)			Retail	39,423 Units	—	2
DBI Investors, Inc., Reallocation Rights(o)			Retail	7,500 Units	—	—
GSC Technologies Inc., Common Shares(o)(r)			Chemicals, Plastics & Rubber	807,268 Units	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(o)			Retail	1,000,000 Units	1,000	80
Independent Pet Partners Intermediate Holdings, LLC, Class B-2 Preferred Units(m)(o)			Retail	2,632,771 Units	2,133	3,396
Independent Pet Partners Intermediate Holdings, LLC, Class C Preferred Units(m)(o)			Retail	2,632,771 Units	2,633	2,264
Independent Pet Partners Intermediate Holdings, LLC, Warrants(o)			Retail	155,880 Units	—	—
Instant Web Holdings, LLC, Class A Common Units(o)(r)			Media: Advertising, Printing & Publishing	10,819 Units	—	—
Language Education Holdings GP LLC, Common Units(o)(r)			Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(o)(r)			Services: Business	366,667 Units	825	1,001
Longview Intermediate Holdings C, LLC, Membership Units(o)(r)			Energy: Oil & Gas	653,989 Units	2,704	22,203
Mount Logan Capital Inc., Common Stock(f)(h)(r)			Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	2,333
New Giving Acquisition, Inc.(o)			Healthcare & Pharmaceuticals	4,630 Units	633	602
NS NWN Acquisition, LLC, Class A Preferred Units(o)			High Tech Industries	111 Units	110	2,053
NS NWN Acquisition, LLC, Non-Voting Units(o)			High Tech Industries	346 Units	393	—
NS NWN Holdco LLC, Voting Units(o)			High Tech Industries	522 Units	504	453
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(o)			Consumer Goods: Durable	1,575 Units	1,000	636
Palmetto Clean Technology, Inc., Warrants(o)			High Tech Industries	724,112 Units	471	4,279
RumbleOn, Inc., Warrants(o)			Automotive	60,606 Units	927	147
Service Compression, LLC, Warrants(o)			Energy: Oil & Gas	N/A	509	624
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2022
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
STATinMed Parent, LLC, Class A Preferred Units(o)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	5,237
STATinMed Parent, LLC, Class B Preferred Units(o)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	705
Snap Fitness Holdings, Inc., Class A Common Stock(o)(r)		Services: Consumer	9,858 Units	3,077	4,810
Snap Fitness Holdings, Inc., Warrants(o)(r)		Services: Consumer	3,996 Units	1,247	1,950
WorkGenius, LLC, Class A Units(o)		Services: Business	500 Units	500	506
Total Equity				78,795	112,491
Short Term Investments - 1.1%(k)
First American Treasury Obligations Fund, Class Z Shares	2.83%(l)			9,804	9,804
Total Short Term Investments				9,804	9,804
TOTAL INVESTMENTS - 197.5%				$1,851,977	1,807,048
LIABILITIES IN EXCESS OF OTHER ASSETS - (97.5)%					(892,142)
NET ASSETS - 100.0%					$914,906
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual London Interbank Offered Rate, or LIBOR, rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2022, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2022. The actual Secured Overnight Financing Rate, or SOFR, rate for each loan listed may not be the applicable SOFR rate as of September 30, 2022, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to September 30, 2022.
c.Fair value determined in good faith by the Company’s board of directors (see Note 9), including via delegation to CIM as the Company’s valuation designee (see Note 2), using significant unobservable inputs unless otherwise noted.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2022, 93.0% of the Company’s total assets represented qualifying assets.
i.[Reserved]
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of September 30, 2022.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of September 30, 2022 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of September 30, 2022 (see Note 8).
o.Non-income producing security.
p.The ultimate interest earned on this loan will be determined based on the portfolio company’s EBITDA at a specified trigger event.
q.Investment or a portion thereof was on non-accrual status as of September 30, 2022.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2022
(in thousands)
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2021 and September 30, 2022, along with transactions during the nine months ended September 30, 2022 in these affiliated investments, were as follows:

		Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2022
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2021	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2022	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
ARC Financial, LLC
Membership Interests	$—	$—	$—	$416	$416	$—	$—	$25
Berlitz Holdings, Inc.
First Lien Term Loan	—	13,956	(13,956)	—	—	—	392	—
Carestream Health, Inc.
First Lien Term Loan	—	7,596	—	—	7,596	—	2	—
Carestream Health Holdings Inc.
Common Shares	—	21,758	—	—	21,758	—	—	—
Charming Charlie, LLC
Vendor Payment Financing Facility	350	—	(657)	307	—	(657)	—	—
DESG Holdings, Inc.
First Lien Term Loan	1,787	—	(298)	(1,243)	246	—	5	—
Second Lien Term Loan	—	—	(10,017)	10,017	—	(10,017)	—	—
GSC Technologies Inc.
Incremental Term Loan	170	6	(18)	—	158	—	17	—
First Lien Term Loan A	2,001	20	—	1	2,022	—	129	—
First Lien Term Loan B	485	47	—	(129)	403	—	48	—
Common Shares	—	—	—	—	—	—	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—
Instant Web, LLC
Revolving Loan	—	753	(649)	(2)	102	—	17	—
Priming Term Loan	—	458	—	(1)	457	—	24	—
First Lien Term Loan	—	38,717	—	(11,075)	27,642	—	2,215	—
First Lien Delayed Draw Term Loan	—	—	—	(4)	(4)	—	10	—
Language Education Holdings GP LLC
Common Units	—	—	—	—	—	—	—	—
Language Education Holdings LP
Ordinary Common Units	—	1,125	(1,125)	—	—	—	—	—
Lift Brands, Inc.
Term Loan A	23,406	—	(177)	117	23,346	—	1,586	—
Term Loan B	5,156	230	—	(302)	5,084	—	407	—
Term Loan C	4,700	99	—	(245)	4,554	—	99	—
Longview Intermediate Holdings C, LLC
Membership Units	15,127	—	—	7,076	22,203	—	—	—
Longview Power, LLC
First Lien Term Loan	4,504	130	(1,384)	(952)	2,298	—	1,846	—
Mount Logan Capital Inc.
Common Stock	3,404	—	—	(1,071)	2,333	—	—	41
SIMR, LLC
First Lien Term Loan	16,000	1,447	(21,261)	3,814	—	(2,854)	804	—
SIMR Parent, LLC
Class B Membership Units	—	—	(8,002)	8,002	—	(8,002)	—	—
Class W Membership Units	—	—	—	—	—	—	—	—
See accompanying notes to consolidated financial statements

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2022
(in thousands)

		Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2022
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2021	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2022	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
Snap Fitness Holdings, Inc.
Class A Stock	3,131	—	—	1,679	4,810	—	—	—
Warrants	1,269	—	—	681	1,950	—	—	—
STATinMED, LLC
First Lien Term Loan	—	9,180	(250)	(44)	8,886	—	409	—
STATinMed Parent, LLC
Class A Preferred Units	—	6,182	—	(945)	5,237	—	—	—
Class B Preferred Units	—	3,193	—	(2,488)	705	—	—	—
Totals	$81,490	$104,897	$(57,794)	$13,609	$142,202	$(21,530)	$8,010	$66
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
(3)Includes PIK interest income.
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2021 and September 30, 2022, along with transactions during the nine months ended September 30, 2022 in these controlled investments, were as follows:

		Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2022
Controlled Investments	Fair Value at December 31, 2021	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2022	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
CION/EagleTree Partners, LLC
Senior Secured Note	$61,629	$645	$—	$—	$62,274	$—	$6,475	$—
Participating Preferred Shares	29,796	—	—	5,373	35,169	—	—	—
Common Shares	—	—	—	—	—	—	—	—
Totals	$91,425	$645	$—	$5,373	$97,443	$—	$6,475	$—
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2022
(in thousands)
t.As of September 30, 2022, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Adapt Laser Acquisition, Inc.	Senior Secured First Lien Debt	13.67%	2.00%	15.67%
American Consolidated Natural Resources, Inc.	Senior Secured First Lien Debt	16.08%	3.00%	19.08%
Ancile Solutions, Inc.	Senior Secured First Lien Debt	10.27%	3.00%	13.27%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	10.42%	2.25%	12.67%
Cadence Aerospace, LLC	Senior Secured First Lien Debt	9.31%	2.00%	11.31%
CHC Solutions Inc.	Senior Secured First Lien Debt	8.00%	4.00%	12.00%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
David's Bridal, LLC	Senior Secured First Lien Debt	7.81%	5.00%	12.81%
David's Bridal, LLC	Senior Secured First Lien Debt	1.00%	8.12%	9.12%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	8.67%	1.50%	10.17%
Deluxe Entertainment Services, Inc.	Senior Secured Second Lien Debt	9.67%	2.50%	12.17%
GSC Technologies Inc.	Senior Secured First Lien Debt	—	7.56%	7.56%
GSC Technologies Inc.	Senior Secured First Lien Debt	7.56%	5.00%	12.56%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	14.56%	14.56%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	6.00%	6.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	11.75%	11.75%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	9.50%	9.50%
Instant Web, LLC	Senior Secured First Lien Debt	—	10.12%	10.12%
Jenny C Acquisition, Inc.	Senior Secured First Lien Debt	—	12.75%	12.75%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	7.95%	2.00%	9.95%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Moss Holding Company	Senior Secured First Lien Debt	10.31%	0.50%	10.81%
Premiere Global Services, Inc.	Senior Secured Second Lien Debt	0.50%	11.48%	11.98%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	14.56%	14.56%
Service Compression, LLC	Senior Secured First Lien Debt	11.80%	2.00%	13.80%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	13.25%	13.25%
STATinMED, LLC	Senior Secured First Lien Debt	—	12.21%	12.21%
Trammell, P.C.	Senior Secured First Lien Debt	—	18.65%	18.65%
Vesta Holdings, LLC	Senior Secured First Lien Debt	—	13.14%	13.14%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
u.As of September 30, 2022, the index rate for $2,096 and $1,943 was 1 Month LIBOR and 3 Month LIBOR, respectively.
v.[Reserved]
w.The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2022 was 3.14%.
x.The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2022 was 3.75%.
y.The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2022 was 4.23%.
z.The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2022 was 3.04%.
aa.The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2022 was 3.59%.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 164.1%
ABB/CON-CISE Optical Group LLC(i)(n)(x)	L+500, 1.00% LIBOR Floor	6/15/2023	Consumer Goods: Non-Durable	$8,473	$8,263	$8,219
Adapt Laser Acquisition, Inc.(t)(w)	L+1200, 1.00% LIBOR Floor	12/31/2023	Capital Equipment	11,181	11,181	9,392
Adapt Laser Acquisition, Inc.(w)	L+1000, 1.00% LIBOR Floor	12/31/2023	Capital Equipment	2,000	2,000	1,680
Aegis Toxicology Sciences Corp.(m)(w)	L+550, 1.00% LIBOR Floor	5/9/2025	Healthcare & Pharmaceuticals	7,186	7,105	7,186
Alchemy US Holdco 1, LLC(m)(v)	L+550	10/10/2025	Construction & Building	2,287	2,270	2,289
Allen Media, LLC(n)(w)	L+550, 0.00% LIBOR Floor	2/10/2027	Media: Diversified & Production	8,955	8,868	8,955
ALM Media, LLC(m)(n)(w)	L+700, 1.00% LIBOR Floor	11/25/2024	Media: Advertising, Printing & Publishing	18,000	17,774	17,460
American Clinical Solutions LLC(m)	7.00%	12/31/2022	Healthcare & Pharmaceuticals	3,500	3,462	3,447
American Consolidated Natural Resources, Inc.(m)(t)(w)	L+1600, 1.00% LIBOR Floor	9/16/2025	Metals & Mining	379	284	389
American Health Staffing Group, Inc.(m)(w)	L+600, 1.00% LIBOR Floor	11/19/2026	Services: Business	16,667	16,502	16,500
American Health Staffing Group, Inc.	Prime+500	11/19/2026	Services: Business	1,000	1,000	990
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	2,333	(33)	(23)
American Media, LLC(m)(w)	L+675, 1.50% LIBOR Floor	12/31/2023	Media: Advertising, Printing & Publishing	9,847	9,735	9,847
American Media, LLC(m)	0.50% Unfunded	12/31/2023	Media: Advertising, Printing & Publishing	1,702	(17)	—
American Teleconferencing Services, Ltd.(m)(q)	Prime+550	6/8/2023	Telecommunications	16,154	15,621	3,211
American Teleconferencing Services, Ltd.(m)	Prime+550	3/31/2022	Telecommunications	3,116	3,033	3,116
American Teleconferencing Services, Ltd.(m)(o)	0.00% Unfunded	3/31/2022	Telecommunications	235	—	—
Analogic Corp.(m)(n)(v)	L+525, 1.00% LIBOR Floor	6/21/2024	Healthcare & Pharmaceuticals	4,900	4,853	4,820
Ancile Solutions, Inc.(t)(v)	L+1000, 1.00%LIBOR Floor	6/22/2026	High Tech Industries	12,537	12,194	12,161
Anthem Sports & Entertainment Inc.(m)(t)(w)	L+900, 1.00% LIBOR Floor	11/15/2026	Media: Diversified & Production	37,966	37,758	36,543
Anthem Sports & Entertainment Inc.(w)	L+950, 1.00% LIBOR Floor	11/15/2026	Media: Diversified & Production	1,000	1,000	962
Anthem Sports & Entertainment Inc.	0.50% Unfunded	11/15/2026	Media: Diversified & Production	1,167	—	(44)
Appalachian Resource Company, LLC(v)	L+500, 1.00% LIBOR Floor	9/10/2023	Metals & Mining	11,137	9,959	10,538
Appalachian Resource Company, LLC(o)	0.00% Unfunded	9/10/2023	Metals & Mining	500	—	—
Associated Asphalt Partners, LLC(m)(n)(v)	L+525, 1.00% LIBOR Floor	4/5/2024	Construction & Building	14,393	14,095	12,666
Avison Young (USA) Inc.(h)(m)(w)	L+500, 0.00% LIBOR Floor	1/31/2026	Banking, Finance, Insurance & Real Estate	2,692	2,658	2,679
Bradshaw International Parent Corp.(m)(v)	L+575, 1.00% LIBOR Floor	10/21/2027	Consumer Goods: Durable	13,156	12,831	12,827
Bradshaw International Parent Corp.(v)	L+575, 1.00% LIBOR Floor	10/21/2026	Consumer Goods: Durable	400	387	390
Bradshaw International Parent Corp.	0.50% Unfunded	10/21/2026	Consumer Goods: Durable	1,445	(32)	(36)
Cadence Aerospace, LLC(m)(n)(t)(w)	L+850, 1.00% LIBOR Floor	11/14/2023	Aerospace & Defense	38,960	38,623	38,279
Cardenas Markets LLC(x)	L+625, 1.00% LIBOR Floor	6/3/2027	Retail	10,945	10,840	10,972
CB URS Holdings Corp.(m)(x)	L+575, 1.00% LIBOR Floor	9/1/2024	Transportation: Cargo	15,354	15,310	14,106
Celerity Acquisition Holdings, LLC(v)	L+850, 1.00% LIBOR Floor	5/28/2026	Services: Business	14,925	14,925	14,944
Charming Charlie LLC(q)(r)	20.00%	4/24/2023	Retail	662	657	350
CHC Solutions Inc.(n)(t)	12.00%	7/20/2023	Healthcare & Pharmaceuticals	7,966	7,966	7,916
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	61,629	61,629	61,629
CircusTrix Holdings, LLC(m)(n)(t)(v)	L+800, 1.00% LIBOR Floor	1/16/2024	Hotel, Gaming & Leisure	26,754	26,734	25,718
CircusTrix Holdings, LLC(m)(t)(v)	L+800, 1.00% LIBOR Floor	1/16/2024	Hotel, Gaming & Leisure	2,723	2,723	2,618
CircusTrix Holdings, LLC(m)(t)(v)	L+800, 1.00% LIBOR Floor	7/16/2023	Hotel, Gaming & Leisure	1,953	1,836	2,300
Country Fresh Holdings, LLC(q)(w)	L+500, 1.00% LIBOR Floor	4/29/2023	Beverage, Food & Tobacco	1,020	984	168
Country Fresh Holdings, LLC(m)(q)(w)	L+500, 1.00% LIBOR Floor	4/29/2023	Beverage, Food & Tobacco	414	414	68
Coyote Buyer, LLC(m)(n)(w)	L+600, 1.00% LIBOR Floor	2/6/2026	Chemicals, Plastics & Rubber	34,388	34,157	34,302
Coyote Buyer, LLC(n)(w)	L+800, 1.00% LIBOR Floor	8/6/2026	Chemicals, Plastics & Rubber	6,188	6,084	6,188
Coyote Buyer , LLC	0.50% Unfunded	2/6/2025	Chemicals, Plastics & Rubber	2,500	—	(6)
Critical Nurse Staffing, LLC(m)(w)	L+600, 1.00% LIBOR Floor	11/1/2026	Healthcare & Pharmaceuticals	13,059	13,059	13,059
Critical Nurse Staffing, LLC(w)	L+600, 1.00% LIBOR Floor	11/1/2026	Healthcare & Pharmaceuticals	1,009	1,009	1,009
Critical Nurse Staffing, LLC	1.00% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	4,899	—	—
Critical Nurse Staffing, LLC	0.50% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	1,000	—	—
David's Bridal, LLC(t)(w)	L+1000, 1.00% LIBOR Floor	6/23/2023	Retail	5,617	5,008	5,617
David's Bridal, LLC(t)(w)	L+1000, 1.00% LIBOR Floor	5/23/2024	Retail	5,093	5,093	5,093
David's Bridal, LLC(t)(w)	L+600, 1.00% LIBOR Floor	6/30/2023	Retail	791	719	791
Deluxe Entertainment Services, Inc.(m)(q)(r)(t)(w)	L+650, 1.00% LIBOR Floor	3/25/2024	Media: Diversified & Production	2,930	2,930	1,787
DMT Solutions Global Corp.(m)(u)	L+750, 1.00% LIBOR Floor	7/2/2024	Services: Business	9,696	9,563	9,503
Entertainment Studios P&A LLC(j)(m)	5.71%	5/18/2037	Media: Diversified & Production	11,649	11,554	10,047
Entertainment Studios P&A LLC(j)	5.00%	5/18/2037	Media: Diversified & Production	—	—	2,182
EnTrans International, LLC(m)(v)	L+600, 0.00% LIBOR Floor	11/1/2024	Capital Equipment	24,750	24,617	23,430
Extreme Reach, Inc.(m)(n)(v)	L+700, 1.25% LIBOR Floor	3/29/2024	Media: Diversified & Production	18,774	18,662	18,844
Extreme Reach, Inc.(m)(n)	0.50% Unfunded	3/29/2024	Media: Diversified & Production	1,744	—	7
Foundation Consumer Healthcare, LLC(m)(n)(w)	L+638, 1.00% LIBOR Floor	2/12/2027	Healthcare & Pharmaceuticals	30,799	30,535	31,145
Foundation Consumer Healthcare, LLC	0.50% Unfunded	11/2/2023	Healthcare & Pharmaceuticals	2,094	—	24
FuseFX, LLC(m)(n)(v)	L+575, 1.00% LIBOR Floor	10/1/2024	Media: Diversified & Production	20,000	19,800	19,800
Future Pak, LLC(m)(v)	L+800, 2.00% LIBOR Floor	7/2/2024	Healthcare & Pharmaceuticals	33,764	33,565	33,426
Genesis Healthcare, Inc.(h)	0.50% Unfunded	3/6/2023	Healthcare & Pharmaceuticals	35,000	—	—
GSC Technologies Inc.(r)(w)	L+500, 1.00% LIBOR Floor	9/30/2025	Chemicals, Plastics & Rubber	2,404	2,294	2,001
GSC Technologies Inc.(r)(t)(w)	L+500, 1.00% LIBOR Floor	9/30/2025	Chemicals, Plastics & Rubber	858	814	485
GSC Technologies Inc.(r)(t)(w)	L+1000, 1.00% LIBOR Floor	9/30/2025	Chemicals, Plastics & Rubber	170	170	170
H.W. Lochner, Inc.(w)	L+625, 1.00% LIBOR Floor	7/2/2027	Construction & Building	11,970	11,856	11,910
H.W. Lochner, Inc.(w)	L+625, 1.00% LIBOR Floor	7/2/2027	Construction & Building	725	715	721
H.W. Lochner, Inc.	0.50% Unfunded	7/2/2027	Construction & Building	275	—	(1)
Harland Clarke Holdings Corp.(m)(v)	L+775, 1.00% LIBOR Floor	6/16/2026	Services: Business	9,657	9,641	8,848
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Heritage Power, LLC(x)	L+600, 1.00% LIBOR Floor	7/30/2026	Energy: Oil & Gas	4,854	4,692	3,956
Hilliard, Martinez & Gonzales, LLP(m)(t)(v)	L+1800, 2.00% LIBOR Floor	12/17/2022	Services: Consumer	22,885	22,752	21,947
Homer City Generation, L.P.(m)(t)	15.00%	4/5/2023	Energy: Oil & Gas	10,173	10,521	7,935
Hoover Group, Inc.(n)(w)	L+850, 1.25% LIBOR Floor	10/1/2024	Services: Business	5,156	5,139	5,079
HUMC Holdco, LLC(m)	9.00%	1/14/2022	Healthcare & Pharmaceuticals	9,346	9,346	9,323
HW Acquisition, LLC(m)(w)	L+600, 1.00% LIBOR Floor	9/28/2026	Capital Equipment	19,067	18,885	18,828
HW Acquisition, LLC	0.50% Unfunded	9/28/2026	Capital Equipment	2,933	(28)	(37)
Independent Pet Partners Intermediate Holdings, LLC(m)(t)	6.00%	11/20/2023	Retail	10,295	10,235	9,085
Independent Pet Partners Intermediate Holdings, LLC(m)	Prime+500	12/22/2022	Retail	2,085	2,085	2,085
Independent Pet Partners Intermediate Holdings, LLC(m)(w)	L+600, 0.00% LIBOR Floor	12/22/2022	Retail	264	264	264
InfoGroup Inc.(m)(n)(w)	L+500, 1.00% LIBOR Floor	4/3/2023	Media: Advertising, Printing & Publishing	15,432	15,428	14,815
Inotiv, Inc.(m)(v)	L+625, 1.00% LIBOR Floor	11/5/2026	Healthcare & Pharmaceuticals	9,900	9,709	9,764
Inotiv, Inc.	1.00% Unfunded	5/5/2023	Healthcare & Pharmaceuticals	2,100	(41)	(29)
Instant Web, LLC(m)(n)(v)	L+650, 1.00% LIBOR Floor	12/15/2022	Media: Advertising, Printing & Publishing	36,605	36,580	34,042
Instant Web, LLC	0.50% Unfunded	12/15/2022	Media: Advertising, Printing & Publishing	2,704	—	—
Invincible Boat Company LLC(w)	L+650, 1.50% LIBOR Floor	8/28/2025	Consumer Goods: Durable	14,034	13,937	14,034
Invincible Boat Company LLC	0.50% Unfunded	8/28/2025	Consumer Goods: Durable	798	—	(8)
INW Manufacturing, LLC(n)(w)	L+575, 0.75% LIBOR Floor	5/7/2027	Services: Business	19,625	19,087	19,232
Isagenix International, LLC(m)(w)	L+575, 1.00% LIBOR Floor	6/14/2025	Beverage, Food & Tobacco	16,663	15,160	15,122
Island Medical Management Holdings, LLC(m)(n)(w)	L+650, 1.00% LIBOR Floor	9/1/2023	Healthcare & Pharmaceuticals	11,049	11,028	11,049
Jenny C Acquisition, Inc.(m)(t)(w)	L+900, 1.75% LIBOR Floor	10/1/2024	Services: Consumer	11,123	11,069	10,157
JP Intermediate B, LLC(m)(w)	L+550, 1.00% LIBOR Floor	11/20/2025	Beverage, Food & Tobacco	14,355	14,160	13,458
K&N Parent, Inc.(w)	L+475, 1.00% LIBOR Floor	10/20/2023	Consumer Goods: Durable	11,154	10,779	10,373
KNB Holdings Corp.(m)(x)	L+550, 1.00% LIBOR Floor	4/26/2024	Consumer Goods: Durable	7,854	7,774	5,517
LaserAway Intermediate Holdings II, LLC(m)(w)	L+575, 1.00% LIBOR Floor	10/12/2027	Services: Consumer	10,000	9,805	9,963
LAV Gear Holdings, Inc.(m)(n)(t)(w)	L+750, 1.00% LIBOR Floor	10/31/2024	Services: Business	26,408	26,103	24,988
LAV Gear Holdings, Inc.(m)(n)(t)(w)	L+750, 1.00% LIBOR Floor	10/31/2024	Services: Business	4,555	4,518	4,310
LGC US Finco, LLC(m)(v)	L+650, 1.00% LIBOR Floor	12/20/2025	Capital Equipment	11,760	11,431	11,422
LH Intermediate Corp.(m)(w)	L+750, 1.00% LIBOR Floor	6/2/2026	Consumer Goods: Durable	14,438	14,230	14,257
Lift Brands, Inc.(m)(n)(r) (v)	L+750, 1.00% LIBOR Floor	6/29/2025	Services: Consumer	23,523	23,523	23,406
Lift Brands, Inc.(m)(n)(r)(t)	9.50%	6/29/2025	Services: Consumer	5,343	5,255	5,156
Lift Brands, Inc.(m)(n)(r)	(p)	6/29/2025	Services: Consumer	5,296	4,814	4,700
Longview Power, LLC(r)(w)	L+1000, 1.50% LIBOR Floor	7/30/2025	Energy: Oil & Gas	4,189	2,624	4,504
MacNeill Pride Group Corp.(m)(w)	L+625, 1.00% LIBOR Floor	4/20/2026	Services: Consumer	14,925	14,790	14,776
MacNeill Pride Group Corp.(w)	L+625, 1.00% LIBOR Floor	4/20/2026	Services: Consumer	4,992	4,947	4,942
Manus Bio Inc.	11.00%	8/20/2026	Healthcare & Pharmaceuticals	10,000	10,000	10,000
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Marble Point Credit Management LLC(v)	L+600, 1.00% LIBOR Floor	8/11/2028	Diversified Financials	6,418	6,294	6,370
Marble Point Credit Management LLC(v)	L+600, 1.00% LIBOR Floor	8/11/2028	Diversified Financials	250	241	248
Marble Point Credit Management LLC	0.50% Unfunded	8/11/2028	Diversified Financials	1,250	—	(9)
Mimeo.com, Inc.(w)	L+640, 1.00% LIBOR Floor	12/21/2023	Services: Business	23,018	23,018	23,018
Mimeo.com, Inc.(w)	L+640, 1.00% LIBOR Floor	12/21/2023	Services: Business	256	256	256
Mimeo.com, Inc.	1.00% Unfunded	12/21/2023	Services: Business	5,000	—	—
Molded Devices, Inc.(m)	Prime + 500	11/1/2026	Services: Business	15,574	15,407	15,418
Molded Devices, Inc.	1.00% Unfunded	11/1/2026	Services: Business	1,771	(17)	(18)
Molded Devices, Inc.	0.50% Unfunded	11/1/2026	Services: Business	2,656	—	(27)
Moss Holding Company(m)(n)(t)(w)	L+700, 1.00% LIBOR Floor	4/17/2024	Services: Business	19,641	19,506	17,922
Moss Holding Company	0.50% Unfunded	4/17/2024	Services: Business	2,126	—	—
Moss Holding Company	7.00% Unfunded	4/17/2024	Services: Business	106	—	—
Napa Management Services Corp.(v)	L+500, 1.00% LIBOR Floor	4/19/2023	Healthcare & Pharmaceuticals	5,318	5,267	5,324
NASCO Healthcare Inc.(m)(x)	L+550, 1.00% LIBOR Floor	6/30/2023	Services: Business	17,458	17,458	17,218
Neptune Flood Inc.(m)(w)	L+600, 1.00% LIBOR Floor	10/21/2026	Banking, Finance, Insurance & Real Estate	9,667	9,596	9,618
NewsCycle Solutions, Inc.(m)(n)(w)	L+700, 1.00% LIBOR Floor	12/29/2022	Media: Advertising, Printing & Publishing	12,064	12,020	12,049
NWN Parent Holdings LLC(w)	L+650, 1.00% LIBOR Floor	5/7/2026	High Tech Industries	13,100	12,980	13,100
NWN Parent Holdings LLC(w)	L+650, 1.00% LIBOR Floor	5/7/2026	High Tech Industries	420	420	421
NWN Parent Holdings LLC	0.50% Unfunded	5/7/2026	High Tech Industries	1,380	(18)	3
Optio Rx, LLC(m)(n)(w)	L+700, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	23,344	23,255	22,994
Optio Rx, LLC(n)(w)	L+1000, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	2,515	2,498	2,647
Pentec Acquisition Corp.(w)	L+600, 1.00% LIBOR Floor	10/8/2026	Healthcare & Pharmaceuticals	25,000	24,756	24,750
PetroChoice Holdings, Inc.(w)	L+500, 1.00% LIBOR Floor	8/20/2022	Chemicals, Plastics & Rubber	3,896	3,836	3,725
PH Beauty Holdings III. Inc.(m)(w)	L+500, 0.00% LIBOR Floor	9/28/2025	Consumer Goods: Non-Durable	9,675	9,172	9,143
Playboy Enterprises, Inc.(h)(n)(w)	L+575, 0.50% LIBOR Floor	5/25/2027	Consumer Goods: Non-Durable	28,606	28,043	28,320
Polymer Additives, Inc.(m)(w)	L+600, 0.00% LIBOR Floor	7/31/2025	Chemicals, Plastics & Rubber	19,400	19,173	18,963
RA Outdoors, LLC(m)(w)	L+675, 1.00% LIBOR Floor	4/8/2026	Media: Diversified & Production	15,911	15,911	15,772
RA Outdoors, LLC	0.50% Unfunded	4/8/2026	Media: Diversified & Production	1,049	(170)	(9)
Retail Services WIS Corp.(m)(w)	L+775, 1.00% LIBOR Floor	5/20/2025	Services: Business	9,924	9,699	9,788
Robert C. Hilliard, L.L.P.(m)(t)(v)	L+1800, 2.00% LIBOR Floor	12/17/2022	Services: Consumer	1,905	1,905	1,827
Rogers Mechanical Contractors, LLC(m)(v)	L+650, 1.00% LIBOR Floor	9/9/2025	Services: Business	17,250	17,250	17,250
Rogers Mechanical Contractors, LLC	0.75% Unfunded	9/9/2025	Services: Business	2,885	—	—
Rogers Mechanical Contractors, LLC	1.00% Unfunded	9/9/2022	Services: Business	1,923	—	—
RumbleOn, Inc.(m)(t)(w)	L+825, 1.00% LIBOR Floor	8/31/2026	Automotive	13,965	12,962	13,389
RumbleOn, Inc.(o)	0.00% Unfunded	2/28/2023	Automotive	6,000	(56)	—
Securus Technologies Holdings, Inc.(m)(w)	L+450, 1.00% LIBOR Floor	11/1/2024	Telecommunications	3,908	3,201	3,908
Sequoia Healthcare Management, LLC(m)(n)(q)	12.75%	8/21/2023	Healthcare & Pharmaceuticals	8,525	8,457	6,394
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
SIMR, LLC(r)(t)(v)	L+1700, 2.00% LIBOR Floor	9/7/2023	Healthcare & Pharmaceuticals	19,938	19,813	16,000
Sleep Opco, LLC(m)(w)	L+650, 1.00% LIBOR Floor	10/12/2026	Retail	13,250	12,991	12,985
Sleep Opco, LLC(m)	0.50% Unfunded	10/12/2026	Retail	1,750	(34)	(35)
Spinal USA, Inc. / Precision Medical Inc.(m)(w)	L+950	10/1/2022	Healthcare & Pharmaceuticals	12,526	12,491	11,743
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(w)	L+950	10/1/2022	Healthcare & Pharmaceuticals	1,054	1,054	991
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(w)	L+950	10/1/2022	Healthcare & Pharmaceuticals	689	600	644
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(w)	L+950	10/1/2022	Healthcare & Pharmaceuticals	649	647	609
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(w)	L+950	10/1/2022	Healthcare & Pharmaceuticals	546	475	560
Tenere Inc.(m)(n)(w)	L+850, 1.00% LIBOR Floor	7/1/2025	Capital Equipment	18,080	18,080	18,080
Tensar Corp.(m)(w)	L+675, 1.00% LIBOR Floor	11/20/2025	Chemicals, Plastics & Rubber	4,950	4,850	4,982
Trademark Global, LLC(v)	L+600, 1.00% LIBOR Floor	7/30/2024	Services: Business	15,346	15,278	15,250
Trademark Global, LLC	1.00% Unfunded	7/30/2023	Services: Business	4,615	(21)	(29)
Trammell, P.C.(i)(t)(v)	L+1800, 2.00% LIBOR Floor	6/25/2022	Services: Consumer	18,091	18,091	18,091
USALCO, LLC(m)(w)	L+600, 1.00% LIBOR Floor	10/19/2027	Chemicals, Plastics & Rubber	25,000	24,753	24,875
Vesta Holdings, LLC(m)(t)(v)	L+1000, 1.00% LIBOR Floor	2/25/2024	Banking, Finance, Insurance & Real Estate	24,933	24,933	24,933
Volta Charging, LLC(m)	12.00%	6/19/2024	Media: Diversified & Production	12,000	11,984	13,095
Volta Charging, LLC(m)	12.00%	6/19/2024	Media: Diversified & Production	10,500	10,500	11,458
West Dermatology Management Holdings, LLC(m)(n)(w)	L+600, 1.00% LIBOR Floor	2/11/2025	Healthcare & Pharmaceuticals	9,441	9,396	9,417
West Dermatology Management Holdings, LLC(w)	L+600, 1.00% LIBOR Floor	2/11/2025	Healthcare & Pharmaceuticals	3,562	3,553	3,553
West Dermatology Management Holdings, LLC(w)	L+750, 1.00% LIBOR Floor	2/11/2025	Healthcare & Pharmaceuticals	1,179	1,179	1,191
West Dermatology Management Holdings, LLC(m)(w)	L+600, 1.00% LIBOR Floor	2/11/2025	Healthcare & Pharmaceuticals	1,105	1,094	1,102
West Dermatology Management Holdings, LLC(m)	0.50% Unfunded	2/11/2025	Healthcare & Pharmaceuticals	552	—	(1)
West Dermatology Management Holdings, LLC(m)	0.75% Unfunded	2/11/2022	Healthcare & Pharmaceuticals	5,755	(13)	(8)
Williams Industrial Services Group, Inc(n)(v)	L+900, 1.00% LIBOR Floor	12/16/2025	Services: Business	9,775	9,775	9,861
Williams Industrial Services Group, Inc	0.50% Unfunded	12/16/2025	Services: Business	5,000	—	44
Wind River Systems, Inc.(n)(w)	L+675, 1.00% LIBOR Floor	6/24/2024	High Tech Industries	23,684	23,507	23,684
Wok Holdings Inc.(m)(v)	L+625, 0.00% LIBOR Floor	3/1/2026	Beverage, Food & Tobacco	20,340	19,882	20,238
Xenon Arc, Inc.(m)(w)	L+600, 0.75% LIBOR Floor	12/17/2027	High Tech Industries	10,000	9,875	9,875
Total Senior Secured First Lien Debt					1,564,891	1,526,989
Senior Secured Second Lien Debt - 4.1%
Deluxe Entertainment Services, Inc.(m)(q)(r)(t)(w)	L+850, 1.00% LIBOR Floor	9/25/2024	Media: Diversified & Production	10,534	10,017	—
Global Tel*Link Corp.(n)(v)	L+825, 0.00% LIBOR Floor	11/29/2026	Telecommunications	11,500	11,356	11,471
PetroChoice Holdings, Inc.(w)	L+875, 1.00% LIBOR Floor	8/21/2023	Chemicals, Plastics & Rubber	15,000	14,524	14,175
Premiere Global Services, Inc.(q)(t)(w)	L+950, 1.00% LIBOR Floor	6/6/2024	Telecommunications	3,775	3,435	—
Securus Technologies Holdings, Inc.(w)	L+825, 1.00% LIBOR Floor	11/1/2025	Telecommunications	2,942	2,924	2,943
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
TMK Hawk Parent, Corp.(v)	L+800, 1.00% LIBOR Floor	8/28/2025	Services: Business	13,393	13,199	9,994
Total Senior Secured Second Lien Debt					55,455	38,583
Collateralized Securities and Structured Products - Equity - 0.3%
APIDOS CLO XVI Subordinated Notes(g)(h)	0.00% Estimated Yield	1/19/2025	Diversified Financials	9,000	2,136	984
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)	5.76% Estimated Yield	4/15/2025	Diversified Financials	4,000	1,749	2,014
Total Collateralized Securities and Structured Products - Equity					3,885	2,998
Unsecured Debt - 2.9%
Lucky Bucks Holdings LLC(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	20,219	20,219	20,219
WPLM Acquisition Corp.(t)	15.00%	11/24/2025	Media: Advertising, Printing & Publishing	6,628	6,558	6,397
Total Unsecured Debt					26,777	26,616
Equity - 7.6%
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(r)			Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(o)			Energy: Oil & Gas	511,255 Units	1,642	639
Ascent Resources - Marcellus, LLC, Warrants(o)			Energy: Oil & Gas	132,367 Units	13	3
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(o)(s)			Diversified Financials	22,072,841 Units	22,073	29,796
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(o)(s)			Diversified Financials	NA	—	—
DBI Investors, Inc., Series A1 Preferred Stock(o)			Retail	20,000 Units	802	2,251
DBI Investors, Inc., Series A2 Preferred Stock(o)			Retail	1,733 Units	—	182
DBI Investors, Inc., Series A Preferred Stock(o)			Retail	1,396 Units	140	164
DBI Investors, Inc., Series B Preferred Stock(o)			Retail	4,183 Units	410	162
DBI Investors, Inc., Common Stock(o)			Retail	39,423 Units	—	—
DBI Investors, Inc., Reallocation Rights(o)			Retail	7,500 Units	—	—
GSC Technologies Inc., Common Shares(o)(r)			Chemicals, Plastics & Rubber	807,268 Units	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(o)			Retail	1,000,000 Units	1,000	20
Independent Pet Partners Intermediate Holdings, LLC, Class B-2 Preferred Units(o)			Retail	2,632,771 Units	2,133	3,949
Independent Pet Partners Intermediate Holdings, LLC, Class C Preferred Units(o)			Retail	2,632,771 Units	2,633	2,791
Independent Pet Partners Intermediate Holdings, LLC, Warrants(o)			Retail	155,880 Units	—	—
Longview Intermediate Holdings C, LLC, Membership Units(o)(r)			Energy: Oil & Gas	653,989 Units	2,704	15,127
Mooregate ITC Acquisition, LLC, Class A Units(o)			High Tech Industries	500 Units	562	171
Mount Logan Capital Inc., Common Stock(f)(h)(r)			Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	3,404
NS NWN Acquisition, LLC, Class A Preferred Units(o)			High Tech Industries	111 Units	110	2,382
NS NWN Acquisition, LLC, Non-voting Units(o)			High Tech Industries	346 Units	393	—
NS NWN Holdco LLC, Voting Units (o)			High Tech Industries	522 Units	504	525
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(o)			Consumer Goods: Durable	1,575 Units	1,000	770
Palmetto Clean Technology, Inc., Warrants(o)			High Tech Industries	724,112 Units	472	3,222
RumbleOn, Inc., Warrants(o)			Automotive	60,606 Units	927	978
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(in thousands)

Portfolio Company(a)	Interest(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
SIMR Parent, LLC, Class B Common Units(o)(r)		Healthcare & Pharmaceuticals	12,283,163 Units	8,002	—
SIMR Parent, LLC, Class W Units(o)(r)		Healthcare & Pharmaceuticals	1,778,219 Units	—	—
Snap Fitness Holdings, Inc., Class A Common Stock(o)(r)		Services: Consumer	9,858 Units	3,078	3,131
Snap Fitness Holdings, Inc., Warrants(o)(r)		Services: Consumer	3,996 Units	1,247	1,269
Total Equity				53,379	70,936
Short Term Investments - 9.4%(k)
First American Treasury Obligations Fund, Class Z Shares	0.01%(l)			87,917	87,917
Total Short Term Investments				87,917	87,917
TOTAL INVESTMENTS - 188.5%				$1,792,304	1,754,039
LIABILITIES IN EXCESS OF OTHER ASSETS - (88.5)%					(823,527)
NET ASSETS - 100.0%					$930,512
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a PIK interest provision.
b.The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2021, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2021.
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
u.As of December 31, 2021, the index rate for $4,804 and $4,892 was 1 Month LIBOR and 3 Month LIBOR, respectively.
v.The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
w.The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
x.The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
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
September 30, 2022
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $9,804 and $87,917 of such investments at September 30, 2022 and December 31, 2021, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of September 30, 2022 or December 31, 2021.
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
September 30, 2022
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
During the first half of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which spread to over 100 countries, including the United States, and spread to every state in the United States. The World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 continued to be identified in additional countries, many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Although countries, including the United States, have loosened these restrictions, such actions created and will continue to create disruption in global supply chains, and adversely impacted many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19, including from new variants, such as Delta and Omicron. Actual results may materially differ from those estimates.
Valuation of Portfolio Investments
The fair value of the Company’s investments is determined quarterly in good faith by the Company’s board of directors pursuant to its consistently applied valuation procedures and valuation process in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC 820. In accordance with Rule 2a-5 of the 1940 Act, the Company’s board of directors has designated CIM as the Company’s “valuation designee.” The Company’s board of directors and the audit committee of the board of directors, the latter of which is comprised solely of independent directors, oversees the activities, methodology and processes of the valuation designee. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy that prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Inputs used to measure these fair values are classified into the following hierarchy:
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
September 30, 2022
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
September 30, 2022
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of September 30, 2022 and December 31, 2021.
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
September 30, 2022
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
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021:

	Nine Months Ended September 30,				Year Ended December 31,
	2022		2021		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	970,223	15,489	970,223	15,489
Total gross shares/proceeds	—	—	970,223	15,489	970,223	15,489
Sales commissions and dealer manager fees	—	—	—	—	—	—
Net shares/proceeds	—	—	970,223	15,489	970,223	15,489
Share repurchase program	(695,476)	(6,711)	(658,650)	(10,467)	(658,650)	(10,467)
Net shares/proceeds from share transactions	(695,476)	$(6,711)	311,573	$5,022	311,573	$5,022

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)

Since commencing its initial continuous public offering on July 2, 2012 and through September 30, 2022, the Company sold 56,262,964 shares of common stock for net proceeds of $1,153,596 at an average price per share of $20.50. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $239,141, for which the Company repurchased 14,006,403 shares of common stock. As of September 30, 2022, 13,896,150 shares of common stock repurchased had been retired.
On September 15, 2022, the Company's shareholders approved a proposal that authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. As of September 30, 2022, the Company has not issued any such shares.
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
Reverse Stock Split
Effective on September 21, 2021, every two shares of the Company's common stock then issued and outstanding were automatically combined into one share of the Company's common stock, with the number of issued and outstanding shares reduced from 113,916,869 to 56,958,440. The reverse stock split amendment also provided that there was no change in the par value of $0.001 per share as a result of the reverse stock split. In addition, the reverse stock split did not modify the rights or preferences of the Company’s common stock.
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
September 30, 2022
(in thousands, except share and per share amounts)
Post-Listing Share Repurchase Policy
On September 15, 2021, the Company’s board of directors, including the independent directors, approved a share repurchase policy authorizing the Company to repurchase up to $50 million of its outstanding common stock after the Listing. On June 24, 2022, the Company’s board of directors, including the independent directors, increased the amount of shares of the Company’s common stock that may be repurchased under the share repurchase policy by $10 million to up to an aggregate of $60 million. Under the share repurchase policy, the Company may purchase shares of its common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at the Company's discretion. Factors include, but are not limited to, share price, trading volume and general market conditions, along with the Company’s general business conditions. The policy may be suspended or discontinued at any time and does not obligate the Company to acquire any specific number of shares of its common stock.
On August 16, 2022, as part of the share repurchase policy, the Company entered into a trading plan with an independent broker, Wells Fargo Securities, LLC, or Wells Fargo, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to the Company’s shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan is subject to price, market volume and timing restrictions.

The following table summarizes the share repurchases completed during the year ended December 31, 2021 and the nine months ended September 30, 2022:

Three Months Ended	Repurchase Date	Shares Repurchased(1)	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
2021
March 31, 2021	March 24, 2021	337,731	6%	$15.67	$5,291
June 30, 2021	June 23, 2021	320,127	7%	16.13	5,163
September 30, 2021(2)	N/A	792	N/A	16.13	13
December 31, 2021	N/A	—	N/A	N/A	—
Total for the year ended December 31, 2021		658,650			$10,467

2022
March 31, 2022	N/A	—	N/A	N/A	$—
June 30, 2022	N/A	—	N/A	N/A	—
September 30, 2022	N/A	695,476	N/A	9.65	6,711
Total for the year ended December 31, 2022		695,476			$6,711
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
From October 1, 2022 to November 3, 2022, the Company repurchased 836,218 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $7,500, or an average purchase price of $8.97 per share. As of November 3, 2022, 14,644,205 shares of common stock repurchased by the Company had been retired.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three and nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Entity	Capacity	Description	2022	2021	2022	2021	2021
CIM	Investment adviser	Management fees(1)	$6,942	$8,443	$20,436	$24,469	$31,143
CIM	Investment adviser	Incentive fees(1)	5,421	2,933	13,645	2,933	6,875
CIM	Administrative services provider	Administrative services expense(1)	733	722	2,234	2,103	3,069
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(1)	—	10	—	95	105
			$13,096	$12,108	$36,315	$29,600	$41,192
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
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the three months ended September 30, 2022 and 2021, the Company recorded subordinated incentive fees on income of $5,421 and $2,933, respectively. As of September 30, 2022 and December 31, 2021, the liabilities recorded for subordinated incentive fees were $5,421 and $3,942, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
On April 1, 2018, the Company entered into an administration agreement with CIM pursuant to which CIM furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. CIM is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement is for the lower of CIM’s actual costs or the amount that the Company would have been required to pay for comparable administrative services in the same geographic location. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse CIM for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in CIM. On November 8, 2022, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing December 17, 2022.
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
Expense support, if any, was determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. There was no unreimbursed expense support funded by CIM upon such expiration. The specific amount of expense support provided by CIM, if any, was determined at the end of each quarter. For the three and nine months ended September 30, 2021 and the year ended December 31, 2021, the Company did not receive any expense support from CIM. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIM and the Company did not repay any expense support to CIM during the three and nine months ended September 30, 2022 and 2021 or the year ended December 31, 2021.
As of September 30, 2022 and December 31, 2021, the total liability payable to CIM and its affiliates was $13,090 and $12,332, respectively, which primarily related to fees earned by CIM during the three months ended September 30, 2022 and December 31, 2021, respectively.
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
September 30, 2022
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
The Company’s board of directors declared or ratified distributions for 11 and 3 record dates during the year ended December 31, 2021 and the nine months ended September 30, 2022, respectively.
The following table presents distributions per share that were declared during the year ended December 31, 2021 and the nine months ended September 30, 2022:

	Distributions
Three Months Ended	Per Share	Amount
2021
March 31, 2021 (three record dates)(1)	$0.2648	$15,029
June 30, 2021 (three record dates)(1)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530

2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	0.2800	15,949
September 30, 2022 (one record date)	0.3100	17,604
Total distributions for the nine months ended September 30, 2022	$0.8700	$49,501
(1) The per share distribution amount has been retroactively adjusted to reflect the reverse stock split as discussed in Note 3.
On November 8, 2022, the Company’s co-chief executive officers declared a regular quarterly distribution of $0.31 per share for the fourth quarter of 2022 payable on December 8, 2022 to shareholders of record as of December 1, 2022.
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
September 30, 2022
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
The Company may fund its distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies. Any such distributions can only be sustained if the Company maintains positive investment performance in future periods. There can be no assurances that the Company will maintain such performance in order to sustain these distributions or be able to pay distributions at all. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. As a result, CIM has no obligation to provide expense support to the Company in future periods. For the three months ended September 30, 2021 and the year ended December 31, 2021, none of the Company's distributions resulted from expense support from CIM. The Company has not established limits on the amount of funds it may use from available sources to make distributions.
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021:

	Nine Months Ended September 30,						Year Ended December 31,
	2022			2021			2021
Source of Distribution	Per Share	Amount	Percentage	Per Share(1)	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.8700	$49,501	100.0%	$0.7944	$45,056	100.0%	$1.2592	$71,530	100.0%
Total distributions	$0.8700	$49,501	100.0%	$0.7944	$45,056	100.0%	$1.2592	$71,530	100.0%
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
September 30, 2022
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
As of September 30, 2022, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $40,806; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $126,757; the net unrealized depreciation was $85,951; and the aggregate cost of securities for Federal income tax purposes was $1,892,999.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
Note 6. Investments
The composition of the Company’s investment portfolio as of September 30, 2022 and December 31, 2021 at amortized cost and fair value was as follows:

	September 30, 2022			December 31, 2021
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,690,919	$1,616,352	89.8%	$1,564,891	$1,526,989	91.6%
Senior secured second lien debt	40,988	38,716	2.2%	55,455	38,583	2.3%
Collateralized securities and structured products - equity	2,733	1,366	0.1%	3,885	2,998	0.2%
Unsecured debt	28,738	28,319	1.6%	26,777	26,616	1.6%
Equity	78,795	112,491	6.3%	53,379	70,936	4.3%
Subtotal/total percentage	1,842,173	1,797,244	100.0%	1,704,387	1,666,122	100.0%
Short term investments(2)	9,804	9,804		87,917	87,917
Total investments	$1,851,977	$1,807,048		$1,792,304	$1,754,039
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
September 30, 2022
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$354,725	19.7%	$240,316	14.4%
Healthcare & Pharmaceuticals	279,102	15.5%	250,049	15.0%
Media: Diversified & Production	159,236	8.9%	139,399	8.4%
Services: Consumer	117,340	6.5%	119,365	7.2%
Diversified Financials	106,426	5.9%	101,032	6.1%
High Tech Industries	81,364	4.5%	65,544	3.9%
Media: Advertising, Printing & Publishing	78,855	4.4%	94,610	5.7%
Chemicals, Plastics & Rubber	66,927	3.7%	109,860	6.6%
Retail	64,919	3.6%	56,726	3.4%
Energy: Oil & Gas	62,688	3.5%	32,164	1.9%
Consumer Goods: Durable	61,165	3.4%	58,124	3.5%
Hotel, Gaming & Leisure	53,065	3.0%	50,855	3.0%
Beverage, Food & Tobacco	49,641	2.8%	49,054	2.9%
Construction & Building	42,060	2.3%	27,585	1.7%
Capital Equipment	41,183	2.3%	82,795	5.0%
Banking, Finance, Insurance & Real Estate	39,631	2.2%	40,634	2.4%
Aerospace & Defense	38,683	2.2%	38,279	2.3%
Consumer Goods: Non-Durable	35,647	2.0%	45,682	2.7%
Telecommunications	18,842	1.0%	24,649	1.5%
Automotive	17,259	1.0%	14,367	0.9%
Metals & Mining	16,202	0.9%	10,927	0.7%
Transportation: Cargo	12,284	0.7%	14,106	0.8%
Subtotal/total percentage	1,797,244	100.0%	1,666,122	100.0%
Short term investments	9,804		87,917
Total investments	$1,807,048		$1,754,039

	September 30, 2022		December 31, 2021
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,787,828	99.5%	$1,653,615	99.3%
Canada	7,414	0.4%	8,739	0.5%
Cayman Islands	1,366	0.1%	2,998	0.2%
Bermuda	636	—	770	—
Subtotal/total percentage	1,797,244	100.0%	1,666,122	100.0%
Short term investments	9,804		87,917
Total investments	$1,807,048		$1,754,039
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of September 30, 2022 and December 31, 2021, investments on non-accrual status represented 0.4% and 0.7%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2022 and December 31, 2021, the Company’s unfunded commitments amounted to $83,853 and $107,247, respectively. As of November 3, 2022, the Company’s unfunded commitments amounted to $80,966. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
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
In accordance with ASU 2015-02, Consolidation, the Company determined that CION/EagleTree is not a variable interest entity, or VIE. However, the Company is not the primary beneficiary and therefore does not consolidate CION/EagleTree. The Company's maximum exposure to losses from CION/EagleTree is limited to its investment in CION/EagleTree.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of September 30, 2022:

Portfolio Company	Interest(a)	Maturity	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Berlitz Holdings, Inc.(g)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	$1,200	$1,118	$1,143
Community Tree Service, LLC(h)	S+850, 1.00% SOFR Floor	6/17/2027	Construction & Building	500	500	498
Future Pak, LLC(e)	L+800, 2.00% LIBOR Floor	7/2/2024	Healthcare & Pharmaceuticals	1,559	1,543	1,524
Total Senior Secured First Lien Debt					3,161	3,165
Senior Secured Second Lien Debt
Access CIG, LLC(f)	L+775, 0.00% LIBOR Floor	2/27/2026	Services: Business	7,250	7,219	6,915
Dayton Superior Corp.(e)	L+700, 2.00% LIBOR Floor	12/4/2024	Construction & Building	1,014	1,015	1,008
MedPlast Holdings, Inc.(e)	L+775, 0.00% LIBOR Floor	7/2/2026	Healthcare & Pharmaceuticals	6,750	6,103	6,218
Zest Acquisition Corp.(e)	L+750, 1.00% LIBOR Floor	3/14/2026	Healthcare & Pharmaceuticals	15,000	14,810	13,875
Total Senior Secured Second Lien Debt					29,147	28,016
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(c)	11.84% Estimated Yield	2/2/2026	Diversified Financials	10,000	9,874	9,579
Total Collateralized Securities and Structured Products - Equity					9,874	9,579
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	4,583
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)			Media: Diversified & Production	1,469 Units	486	1,836
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)			Media: Diversified & Production	255 Units	—	320
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)			Media: Diversified & Production	4,746 Units	—	999
BCP Great Lakes Fund LP, Partnership Interests (5.6% ownership)			Diversified Financials	N/A	11,628	11,177
Carestream Health Holdings, Inc., Common Stock(d)			Healthcare & Pharmaceuticals	613,262 Units	21,759	21,759
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	7,809	8,495
CTS Ultimate Holdings LLC, Class A Preferred Units(d)			Construction & Building	3,578,701 Units	1,000	930
Dayton HoldCo, LLC, Membership Units(d)			Construction & Building	37,264 Units	8,400	15,345
HDNet Holdco LLC, Preferred Unit Call Option(d)			Media: Diversified & Production	1 Unit	—	206
HW Ultimate Holdings, LP, Class A Membership Units, 4% Dividend			Capital Equipment	2,000,000 Units	2,062	1,600
Language Education Holdings GP LLC, Common Units(d)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(d)			Services: Business	133,333 Units	300	364
Skillsoft Corp., Class A Common Stock(d)			High Tech Industries	243,425 Units	2,000	446
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					60,644	68,060
TOTAL INVESTMENTS					$102,826	$108,820
a.The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2022, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2022. The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of September 30, 2022, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to September 30, 2022.
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
d.Non-income producing security.
e.The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2022 was 3.14%.
f.The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2022 was 3.75%.
g.The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2022 was 3.04%.
h.The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2022 was 3.59%.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of December 31, 2021:

Portfolio Company	Interest(a)	Maturity	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured Second Lien Debt
Access CIG, LLC(e)	L+775, 0.00% LIBOR Floor	2/27/2026	Services: Business	$7,250	$7,214	$7,256
Carestream Health, Inc.(f)	L+1250, 1.00% LIBOR Floor	8/8/2023	Healthcare & Pharmaceuticals	12,460	12,057	12,242
Dayton Superior Corp.(f)	L+700, 2.00% LIBOR Floor	12/4/2024	Construction & Building	1,477	1,479	1,478
MedPlast Holdings, Inc.(e)	L+775, 0.00% LIBOR Floor	7/2/2026	Healthcare & Pharmaceuticals	6,750	6,004	6,446
Ministry Brands, LLC(e)	L+925, 1.00% LIBOR Floor	6/2/2023	Services: Business	7,000	6,983	7,000
Zest Acquisition Corp.(e)	L+750, 1.00% LIBOR Floor	3/14/2026	Healthcare & Pharmaceuticals	15,000	14,776	14,925
Total Senior Secured Second Lien Debt					48,513	49,347
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(c)	11.84% Estimated Yield	2/2/2026	Diversified Financials	10,000	9,997	9,856
Total Collateralized Securities and Structured Products - Equity					9,997	9,856
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	5,729
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)			Media: Diversified & Production	1,469 Units	486	1,704
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)			Media: Diversified & Production	255 Units	—	297
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)			Media: Diversified & Production	4,746 Units	—	2,572
BCP Great Lakes Fund LP, Partnership Interests (5.6% ownership)			Diversified Financials	N/A	11,118	11,224
Carestream Health Holdings, Inc., Warrants(d)			Healthcare & Pharmaceuticals	388 Units	500	801
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	7,564	7,964
Dayton HoldCo, LLC, Membership Units(d)			Construction & Building	37,264 Units	8,400	11,166
HDNet Holdco LLC, Preferred Unit Call Option(d)			Media: Diversified & Production	1 Unit	—	—
HW Ultimate Holdings, LP, Class A Membership Units, 4% Dividend			Capital Equipment	2,000,000 Units	2,002	2,021
Skillsoft Corp., Class A Common Stock(d)			High Tech Industries	243,425 Units	2,000	2,227
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Tenere Inc., Warrants(d)			Capital Equipment	N/A	1,166	1,235
Total Equity					38,436	46,940
TOTAL INVESTMENTS					$96,946	$106,143
a.The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2021, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2021.
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
d.Non-income producing security.
e.The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
f.The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of September 30, 2022 and December 31, 2021:

Selected Balance Sheet Information:	September 30, 2022	December 31, 2021
Investments, at fair value (amortized cost of $102,826 and $96,946, respectively)	$108,820	$106,143
Cash and other assets	5,684	1,776
Dividend receivable on investments	310	265
Interest receivable on investments	301	109
Total assets	$115,115	$108,293

Senior secured notes (net of unamortized debt issuance costs of $100 and $0, respectively)	$73,164	$72,504
Other liabilities	369	735
Total liabilities	73,533	73,239
Members' capital	41,582	35,054
Total liabilities and members' capital	$115,115	$108,293
The following table includes selected statement of operations information for CION/EagleTree for the three and nine months ended September 30, 2022 and for the period from December 21, 2021 (commencement of operations) through December 31, 2021:

Selected Statement of Operations Information:	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Period From December 21, 2021 (Commencement of Operations) Through December 31, 2021
Total revenues	$4,237	$7,960	$688
Total expenses	2,860	8,382	800
Net realized gain on investments	10,153	10,153	—
Net change in unrealized (depreciation) appreciation on investments	(3,050)	(3,203)	9,197
Net increase in net assets	$8,480	$6,528	$9,085
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
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
The Company did not record any dividend income from its equity interest in CION SOF for the year ended December 31, 2021 or the nine months ended September 30, 2022.
In accordance with ASU 2015-02, Consolidation, the Company determined that CION SOF was a VIE. However, the Company was not the primary beneficiary and therefore did not consolidate CION SOF. The Company's maximum exposure to losses from CION SOF was limited to its equity contribution to CION SOF.
The following table includes selected statement of operations information for CION SOF for the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021:

	Nine Months Ended September 30,		Year Ended December 31,
Selected Statement of Operations Information:	2022	2021	2021
Total revenues	$—	$29	$29
Total expenses	—	29	29
Net increase in net assets	$—	$—	$—

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2022:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	L+3.10%	$550,000	$25,000	May 15, 2024
		SOFR+3.10%	60,000	40,000
2026 Notes(1)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
UBS Facility	Repurchase Agreement	L+3.375%	142,500	7,500	November 19, 2023
2022 More Term Loan	Term Loan Facility Agreement	SOFR+3.50%	50,000	—	April 27, 2027
2021 More Term Loan(2)	Term Loan Facility Agreement	5.20%	30,000	—	September 30, 2024
			$957,500	$72,500
(1)As of September 30, 2022, the fair value of the 2026 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2022.
(2)As of September 30, 2022, the fair value of the 2021 More Term Loan was $30,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2022.
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
September 30, 2022
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
As of September 30, 2022 and December 31, 2021, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility and the JPM First Amendment was $610,000 and $550,000, respectively.
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
In connection with the Third Amended JPM Credit Facility and the JPM First Amendment, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended September 30, 2022, 34th Street was in compliance with all covenants and reporting requirements.
Through September 30, 2022, the Company incurred debt issuance costs of $12,102 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility and the JPM First Amendment, which is included in the Company’s consolidated balance sheet as of September 30, 2022 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility and the JPM First Amendment. At September 30, 2022, the unamortized portion of the debt issuance costs was $3,712.
For the three and nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the JPM First Amendment, the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, as applicable, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
Stated interest expense	$7,906	$4,532	$18,669	$13,625	$18,299
Amortization of deferred financing costs	576	464	1,637	1,628	2,119
Non-usage fee	188	64	451	432	457
Total interest expense	$8,670	$5,060	$20,757	$15,685	$20,875
Weighted average interest rate(1)	5.32%	3.28%	4.33%	3.41%	3.36%
Average borrowings	$601,739	$550,000	$584,066	$543,681	$549,110
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
September 30, 2022
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after February 11, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended September 30, 2022, the Company was in compliance with all covenants and reporting requirements.
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
As of September 30, 2022, the aggregate principal amount of 2026 Notes outstanding was $125,000.
Through September 30, 2022, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2022 and will amortize to interest expense over the term of the 2026 Notes. At September 30, 2022, the unamortized portion of the debt issuance costs was $1,797.
For the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022, for the period from February 11, 2021 through September 30, 2021 and for the period from February 11, 2021 through December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	For the Period From February 11, 2021 Through September 30, 2021	For the Period From February 11, 2021 Through December 31, 2021

Stated interest expense	$1,406	$1,437	$4,234	$3,625	$5,062
Amortization of deferred financing costs	135	135	399	339	473
Total interest expense	$1,541	$1,572	$4,633	$3,964	$5,535
Weighted average interest rate(1)	4.50%	4.50%	4.50%	4.50%	4.50%
Average borrowings	$125,000	$125,000	$125,000	$125,000	$125,000
(1)Includes the stated interest expense on the 2026 Notes and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
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
Principal on the Notes will be due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding. As of and for the three months ended September 30, 2022, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
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
September 30, 2022
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
Pursuant to the Amended UBS Facility, Murray Hill Funding made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility. As of and for the three months ended September 30, 2022, Murray Hill Funding was in compliance with all covenants and reporting requirements.
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At September 30, 2022, all upfront fees and other expenses were fully amortized.
As of September 30, 2022, Notes in the aggregate principal amount of $142,500 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $142,500. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of September 30, 2022, the amount due at maturity under the Amended UBS Facility was $142,500. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.
As of September 30, 2022, the fair value of assets held by Murray Hill Funding II was $264,248.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
Stated interest expense	$2,006	$1,000	$4,686	$2,795	$3,731
Non-usage fee	14	74	82	263	349
Total interest expense	$2,020	$1,074	$4,768	$3,058	$4,080
Weighted average interest rate(1)	5.58%	3.78%	4.64%	3.88%	3.86%
Average borrowings	$142,500	$111,413	$135,577	$103,846	$104,110
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
The More Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the More Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2022, the Company was in compliance with all covenants and reporting requirements.
Through September 30, 2022, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 More Term Loan, which is included in the Company’s consolidated balance sheet as of September 30, 2022 and will amortize to interest expense over the term of the 2022 More Term Loan. At September 30, 2022, the unamortized portion of the debt issuance costs was $936.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
For the three months ended September 30, 2022 and for the period from April 27, 2022 through September 30, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 More Term Loan were as follows:

	Three Months Ended September 30, 2022	For the Period From April 27, 2022 Through September 30, 2022

Stated interest expense	$715	$1,125
Amortization of deferred financing costs	52	88
Total interest expense	$767	$1,213
Weighted average interest rate(1)	5.59%	5.16%
Average borrowings	$50,000	$50,000
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
The Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2022, the Company was in compliance with all covenants and reporting requirements.
Through September 30, 2022, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 More Term Loan, which is included in the Company’s consolidated balance sheet as of September 30, 2022 and will amortize to interest expense over the term of the 2021 More Term Loan. At September 30, 2022, the unamortized portion of the debt issuance costs was $569.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
For the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022, for the period from April 14, 2021 through September 30, 2021 and for the period from April 14, 2021 through December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 More Term Loan were as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	For the Period From April 14, 2021 Through September 30, 2021	For the Period From April 14, 2021 Through December 31, 2021
Stated interest expense	$399	$399	$1,183	$711	$1,109
Amortization of deferred financing costs	72	71	215	134	208
Total interest expense	$471	$470	$1,398	$845	$1,317
Weighted average interest rate(1)	5.20%	5.20%	5.20%	5.20%	5.20%
Average borrowings	$30,000	$30,000	$30,000	$30,000	$30,000
(1) Includes the stated interest expense on the 2021 More Term Loan and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of September 30, 2022 and December 31, 2021, according to the fair value hierarchy:

	September 30, 2022(1)				December 31, 2021(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,616,352	$1,616,352	$—	$—	$1,526,989	$1,526,989
Senior secured second lien debt	—	—	38,716	38,716	—	—	38,583	38,583
Collateralized securities and structured products - equity	—	—	1,366	1,366	—	—	2,998	2,998
Unsecured debt	—	—	28,319	28,319	—	—	26,616	26,616
Equity	2,333	—	74,989	77,322	3,404	—	37,736	41,140
Short term investments	9,804	—	—	9,804	87,917	—	—	87,917
Total Investments	$12,137	$—	$1,759,742	$1,771,879	$91,321	$—	$1,632,922	$1,724,243
(1)Excludes the Company's $35,169 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $29,796 investment in CION/EagleTree, which is measured at NAV.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, June 30, 2022	$1,660,828	$27,086	$1,602	$27,994	$42,885	$1,760,395
Investments purchased(2)	142,620	18,109	—	677	32,148	193,554
Net realized gain (loss)	10,452	(19,339)	24	—	(8,303)	(17,166)
Net change in unrealized (depreciation) appreciation	(2,615)	13,379	(128)	(356)	8,522	18,802
Accretion of discount	4,170	17	—	4	—	4,191
Sales and principal repayments	(199,103)	(536)	(132)	—	(263)	(200,034)
Ending balance, September 30, 2022	$1,616,352	$38,716	$1,366	$28,319	$74,989	$1,759,742
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2022(1)	$(7,793)	$(3)	$(128)	$(356)	$205	$(8,075)
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2022
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2021	$1,526,989	$38,583	$2,998	$26,616	$37,736	$1,632,922
Investments purchased(2)	460,119	19,945	—	1,950	34,281	516,295
Net realized gain (loss)	10,345	(19,325)	24	—	(8,099)	(17,055)
Net change in unrealized (depreciation) appreciation	(36,665)	14,600	(480)	(258)	11,837	(10,966)
Accretion of discount	8,705	449	—	11	—	9,165
Sales and principal repayments	(353,141)	(15,536)	(1,176)	—	(766)	(370,619)
Ending balance, September 30, 2022	$1,616,352	$38,716	$1,366	$28,319	$74,989	$1,759,742
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2022(1)	$(43,281)	$798	$(480)	$(257)	$3,442	$(39,778)
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.

	Three Months Ended September 30, 2021
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, June 30, 2021	$1,407,224	$141,710	$14,095	$5,508	$92,357	$1,660,894
Investments purchased	167,208	244	—	—	3,642	171,094
Net realized gain (loss)	563	619	(309)	—	18,856	19,729
Net change in unrealized (depreciation) appreciation	(2,075)	(461)	126	39	(12,187)	(14,558)
Accretion of discount	3,185	171	—	4	—	3,360
Sales and principal repayments(1)	(147,549)	(42,784)	(900)	—	(35,150)	(226,383)
Ending balance, September 30, 2021	$1,428,556	$99,499	$13,012	$5,551	$67,518	$1,614,136
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2021(2)	$(430)	$140	$(536)	$39	$10,145	$9,358
(1)Includes non-cash restructured securities.
(2)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
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
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,494,773	Discounted Cash Flow	Discount Rates	6.5%	—	32.0%	13.5%
	82,525	Broker Quotes	Broker Quotes	N/A			N/A
	14,330	Market Comparable Approach	Revenue Multiple	0.27x	—	1.65x	1.47x
	4,699		$ per kW	$131.85			N/A
	3,610		EBITDA Multiple	3.00x	—	4.75x	3.20x
	16,415	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	38,716	Discounted Cash Flow	Discount Rates	8.8%	—	20.8%	16.1%
Collateralized securities and structured products - equity	1,366	Discounted Cash Flow	Discount Rates	21.0%			N/A
Unsecured debt	28,319	Discounted Cash Flow	Discount Rates	13.7%	—	16.5%	14.3%
Equity	34,188	Market Comparable Approach	EBITDA Multiple	3.75x	—	14.55x	6.70x
	22,203		$ per kW	$387.5			N/A
	17,169		Revenue Multiple	0.13x	—	5.25x	2.70x
	1,279	Broker Quotes	Broker Quotes	N/A			N/A
	150	Options Pricing Model	Expected Volatility	61.1%	—	90.0%	89.4%
Total	$1,759,742
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
Professional fees	$223	$1,355	$1,375	$3,833	$4,214
Transfer agent expense	296	316	890	991	1,290
Dues and subscriptions	112	120	727	316	411
Printing and marketing expense	672	235	705	634	990
Insurance expense	157	135	662	404	612
Valuation expense	199	191	590	712	904
Accounting and administrative costs	180	194	482	606	759
Director fees and expenses	162	151	477	365	516
Other expenses	26	12	53	89	109
Total general and administrative expense	$2,027	$2,709	$5,961	$7,950	$9,805

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
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
As of September 30, 2022 and December 31, 2021, the Company’s unfunded commitments were as follows:

Unfunded Commitments	September 30, 2022(1)	December 31, 2021(1)
Cennox, Inc.	$9,583	$—
Service Compression, LLC	6,977	—
Critical Nurse Staffing, LLC	5,899	5,899
Instant Web, LLC	5,845	2,704
Thrill Holdings LLC	5,000	—
Rogers Mechanical Contractors, LLC	4,808	4,808
Trademark Global, LLC	4,615	4,615
Dermcare Management, LLC	4,081	—
Homer City Holdings LLC	4,000	—
American Health Staffing Group, Inc.	3,333	2,333
Mimeo.com, Inc.	3,000	5,000
Coyote Buyer, LLC	2,500	2,500
Moss Holding Company	2,232	2,232
HW Acquisition, LLC	2,200	2,933
Inotiv, Inc.	2,100	2,100
Foundation Consumer Healthcare, LLC	2,094	2,094
MacNeill Pride Group Corp.	2,017	—
RumbleOn, Inc.	1,775	6,000
Sleep Opco, LLC	1,750	1,750
Extreme Reach, Inc.	1,744	1,744
Archer Systems, LLC	1,690	—
Optio Rx, LLC	1,530	—
Bradshaw International Parent Corp.	1,076	1,445
RA Outdoors, LLC	1,049	1,049
NWN Parent Holdings LLC	990	1,380
OpCo Borrower, LLC	625	—
BDS Solutions Intermediateco, LLC	474	—
Invincible Boat Company LLC	239	798
American Teleconferencing Services, Ltd.	235	235
H.W. Lochner, Inc.	225	275
Anthem Sports & Entertainment Inc.	167	1,167
Genesis Healthcare, Inc.	—	35,000
West Dermatology Management Holdings, LLC	—	6,308
Williams Industrial Services Group, Inc.	—	5,000
Molded Devices, Inc.	—	4,426
American Media, Inc.	—	1,702
Marble Point Credit Management LLC	—	1,250
Appalachian Resource Company, LLC	—	500
Total	$83,853	$107,247
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2022 and December 31, 2021, refer to the table above and the consolidated schedules of investments. As of November 3, 2022, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $80,966.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, conversion fees and administrative agent fees. The following table summarizes the Company’s fee income for the three and nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2022	2021	2022	2021	2021
Capital structuring and other fees	$894	$1,470	$3,908	$2,554	$4,973
Conversion fees	2,365	—	2,365	—	—
Amendment fees	1,302	73	2,272	747	869
Administrative agent fees	—	—	25	55	85
Total	$4,561	$1,543	$8,570	$3,356	$5,927
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021:

	Nine Months Ended September 30,		Year Ended December 31,
	2022	2021	2021
Per share data:(1)
Net asset value at beginning of period	$16.34	$15.50	$15.50
Results of operations:
Net investment income	1.13	0.98	1.31
Net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments and (loss) gain on foreign currency(2)	(0.42)	0.83	0.79
Net increase in net assets resulting from operations(2)	0.71	1.81	2.10
Shareholder distributions:
Distributions from net investment income	(0.87)	(0.79)	(1.26)
Net decrease in net assets resulting from shareholders' distributions	(0.87)	(0.79)	(1.26)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—	—
Repurchases of common stock below net asset value(4)	0.08	—	—
Net increase in net assets resulting from capital share transactions	0.08	—	—
Net asset value at end of period	$16.26	$16.52	$16.34
Shares of common stock outstanding at end of period	56,262,964	56,958,440	56,958,440
Total investment return-net asset value(5)	7.43%	11.98%	14.43%
Total investment return-market value(6)	(29.81)%	—	3.87%
Net assets at beginning of period	$930,512	$878,256	$878,256
Net assets at end of period	$914,906	$941,013	$930,512
Average net assets	$922,203	$911,856	$918,824
Ratio/Supplemental data:
Ratio of net investment income to average net assets	6.98%	6.13%	8.09%
Ratio of gross operating expenses to average net assets(7)	8.14%	6.69%	9.04%
Ratio of net operating expenses to average net assets	8.14%	6.69%	9.04%
Portfolio turnover rate(8)	18.66%	32.40%	52.04%
Total amount of senior securities outstanding	$957,500	$805,000	$830,000
Asset coverage ratio(9)	1.96	2.17	2.12
(1)The per share data for the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021 was derived by using the weighted average shares of common stock outstanding during each period. The share information utilized to determine per share data in this table has been retroactively adjusted to reflect the reverse stock split discussed in Note 3.
(2)The amount shown for net realized (loss) gain, net change in unrealized (depreciation) appreciation on investments and (loss) gain on foreign currency is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2022
(in thousands, except share and per share amounts)
(3)The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021. The Company's follow-on continuous public offering ended on January 25, 2019.
(4)Repurchases of common stock may have caused an incremental decrease or increase in net asset value per share due to the repurchase of shares at a price in excess of or below net asset value per share, respectively, on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the nine months ended September 30, 2021 and the year ended December 31, 2021.
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
(6)Total investment return-market value for the nine months ended September 30, 2022 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s New DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
Forward-Looking Statements
Some of the statements within this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve numerous risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of COVID-19, inflation, rising interest rates, supply-chain disruptions and the risk of recession;
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
•the dependence of our future success on the general economy and its impact on the industries in which we invest, including COVID-19, inflation, rising interest rates and supply-chain disruptions and the related economic disruptions caused thereby;
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

On September 21, 2021, we effected a two to one reverse split of our shares of common stock under which every two shares of our common stock issued and outstanding were automatically combined into one share of our common stock, with the number of then issued and outstanding shares reduced from 113,916,869 to 56,958,440. The reverse stock split amendment also provided that there was no change in the par value of $0.001 per share as a result of the reverse stock split. The reverse stock split did not modify the rights or preferences of our common stock.
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
Recent Developments
Share Repurchase Policy
On August 16, 2022, as part of our $60 million share repurchase policy, we entered into a trading plan with an independent broker, Wells Fargo, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to our shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan is subject to price, market volume and timing restrictions.
Declaration of Q4 2022 Distribution

On November 8, 2022, our co-chief executive officers declared a regular quarterly distribution of $0.31 per share for the fourth quarter of 2022 payable on December 8, 2022 to shareholders of record as of December 1, 2022.

Portfolio Investment Activity for the Three Months Ended September 30, 2022 and 2021 and the Year Ended December 31, 2021
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended September 30, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended September 30,		Year Ended December 31,
Net Investment Activity	2022	2021	2021
Purchases and drawdowns
Senior secured first lien debt	$119,789	$160,124	$868,031
Senior secured second lien debt	18,108	—	—
Unsecured debt	—	—	20,000
Equity	3,379	4,909	32,008
Sales and principal repayments	(154,872)	(223,214)	(827,958)
Net portfolio activity	$(13,596)	$(58,181)	$92,081
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,690,919	$1,616,352	89.8%
Senior secured second lien debt	40,988	38,716	2.2%
Collateralized securities and structured products - equity	2,733	1,366	0.1%
Unsecured debt	28,738	28,319	1.6%
Equity	78,795	112,491	6.3%
Subtotal/total percentage	1,842,173	1,797,244	100.0%
Short term investments(2)	9,804	9,804
Total investments	$1,851,977	$1,807,048
Number of portfolio companies			119
Average annual EBITDA of portfolio companies		$57.2 million
Median annual EBITDA of portfolio companies			$37.3 million
Purchased at a weighted average price of par			97.19%
Gross annual portfolio yield based upon the purchase price(3)			10.33%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of September 30, 2022 and December 31, 2021, excluding short term investments of $9,804 and $87,917, respectively:

	September 30, 2022			December 31, 2021
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,561,760	$1,489,416	82.9%	$1,454,429	$1,403,097	84.2%
Fixed interest rate investments	193,971	188,045	10.5%	176,326	172,162	10.3%
Non-income producing investments	75,261	110,018	6.1%	49,845	67,532	4.1%
Other income producing investments	11,181	9,765	0.5%	23,787	23,331	1.4%
Total investments	$1,842,173	$1,797,244	100.0%	$1,704,387	$1,666,122	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$354,725	19.7%	$240,316	14.4%
Healthcare & Pharmaceuticals	279,102	15.5%	250,049	15.0%
Media: Diversified & Production	159,236	8.9%	139,399	8.4%
Services: Consumer	117,340	6.5%	119,365	7.2%
Diversified Financials	106,426	5.9%	101,032	6.1%
High Tech Industries	81,364	4.5%	65,544	3.9%
Media: Advertising, Printing & Publishing	78,855	4.4%	94,610	5.7%
Chemicals, Plastics & Rubber	66,927	3.7%	109,860	6.6%
Retail	64,919	3.6%	56,726	3.4%
Energy: Oil & Gas	62,688	3.5%	32,164	1.9%
Consumer Goods: Durable	61,165	3.4%	58,124	3.5%
Hotel, Gaming & Leisure	53,065	3.0%	50,855	3.0%
Beverage, Food & Tobacco	49,641	2.8%	49,054	2.9%
Construction & Building	42,060	2.3%	27,585	1.7%
Capital Equipment	41,183	2.3%	82,795	5.0%
Banking, Finance, Insurance & Real Estate	39,631	2.2%	40,634	2.4%
Aerospace & Defense	38,683	2.2%	38,279	2.3%
Consumer Goods: Non-Durable	35,647	2.0%	45,682	2.7%
Telecommunications	18,842	1.0%	24,649	1.5%
Automotive	17,259	1.0%	14,367	0.9%
Metals & Mining	16,202	0.9%	10,927	0.7%
Transportation: Cargo	12,284	0.7%	14,106	0.8%
Subtotal/total percentage	1,797,244	100.0%	1,666,122	100.0%
Short term investments	9,804		87,917
Total investments	$1,807,048		$1,754,039
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2022 and December 31, 2021, our unfunded commitments amounted to $83,853 and $107,247, respectively. As of November 3, 2022, our unfunded commitments amounted to $80,966,000. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of September 30, 2022 and December 31, 2021, excluding short term investments of $9,804 and $87,917, respectively:

	September 30, 2022		December 31, 2021
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$63,230	3.5%	$47,221	2.8%
2	1,521,269	84.7%	1,373,509	82.5%
3	204,993	11.4%	233,223	14.0%
4	7,035	0.4%	8,201	0.5%
5	717	—	3,968	0.2%
	$1,797,244	100.0%	$1,666,122	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of November 3, 2022:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,625,390	90.0%
Senior secured second lien debt	38,716	2.1%
Collateralized securities and structured products - equity	1,366	0.1%
Unsecured debt	28,319	1.6%
Equity	112,459	6.2%
Subtotal/total percentage	1,806,250	100.0%
Short term investments(2)	15,885
Total investments	$1,822,135
Number of portfolio companies		119
Average annual EBITDA of portfolio companies	$56.9 million
Median annual EBITDA of portfolio companies	$39.3 million
Purchased at a weighted average price of par		97.93%
Gross annual portfolio yield based upon the purchase price(2)		10.35%
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
Results of Operations for the Three Months Ended September 30, 2022 and 2021
Our results of operations for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022	2021
Investment income	$54,163	$42,620
Operating expenses and income taxes	28,606	23,008
Net investment income after taxes	25,557	19,612
Net realized (loss) gain on investments and foreign currency	(17,169)	19,736
Net change in unrealized appreciation (depreciation) on investments	25,595	(14,240)
Net increase in net assets resulting from operations	$33,983	$25,108
Investment Income
For the three months ended September 30, 2022 and 2021, we generated investment income of $54,163 and $42,620, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 116 and 128 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $141,167, from $1,653,009 for the three months ended September 30, 2021 to $1,794,176 for the three months ended September 30, 2022. In addition, higher LIBOR and SOFR rates during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 also contributed to the increase in interest income generated on our investments.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,
	2022	2021
Management fees	$6,942	$8,443
Administrative services expense	733	722
Subordinated incentive fee on income	5,421	2,933
General and administrative	2,027	2,709
Interest expense	13,469	8,175
Income tax expense, including excise tax	14	26
Total operating expenses and income taxes	$28,606	$23,008
The increase in interest expense was primarily the result of (a) higher average borrowings under our financing arrangements during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and (b) higher LIBOR and SOFR rates during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in subordinated incentive fee on income was primarily the result of entering into (i) the amended and restated investment advisory agreement in August 2021, which changed the calculation of the subordinated incentive fee to express the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of our net assets rather than adjusted capital, and (ii) the second amended and restated investment advisory agreement in October 2021, which reduced the hurdle rate applicable to the subordinated incentive fee. The decrease in management fees was also primarily due to entering into the second amended and restated investment advisory agreement in October 2021, which among other things, reduced the annual rate from 2.0% to 1.5%.
The composition of our general and administrative expenses for the three months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,
	2022	2021
Printing and marketing expense	$672	$235
Transfer agent expense	296	316
Professional fees	223	1,355
Valuation expense	199	191
Accounting and administrative costs	180	194
Director fees and expenses	162	151
Insurance expense	157	135
Dues and subscriptions	112	120
Other expenses	26	12
Total general and administrative expense	$2,027	$2,709
Net Investment Income After Taxes

Our net investment income after taxes totaled $25,557 and $19,612 for the three months ended September 30, 2022 and 2021, respectively. The increase in net investment income was a result of an increase in our investment income during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, which was partially offset by an increase in our operating expenses during the same period, which was driven primarily by increases in the subordinated incentive fee on income and interest expense.
Net Realized (Loss) Gain on Investments and Foreign Currency
Our net realized (loss) gain on investments and foreign currency totaled $(17,169) and $19,736 for the three months ended September 30, 2022 and 2021, respectively. This change was driven primarily by the write-off of certain investments during the three months ended September 30, 2022 as compared to realized gains recognized on the exit of our investment in Conisus Holdings, Inc. during the three months ended September 30, 2021.

Net Change in Unrealized Appreciation (Depreciation) on Investments
The net change in unrealized appreciation (depreciation) on our investments totaled $25,595 and $(14,240) for the three months ended September 30, 2022 and 2021, respectively. This change was driven primarily by the realization of previously unrealized losses on certain investment write-offs and restructurings during the three months ended September 30, 2022 compared to the realization of certain previously unrealized gains and the continued recovery of loan prices during the three months ended September 30, 2021.
Net Increase in Net Assets Resulting from Operations
For the three months ended September 30, 2022 and 2021, we recorded a net increase in net assets resulting from operations of $33,983 and $25,108, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Our results of operations for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
Investment income	$139,398	$116,944
Operating expenses and income taxes	75,070	61,047
Net investment income after taxes	64,328	55,897
Net realized (loss) gain on investments and foreign currency	(17,058)	16,049
Net change in unrealized (depreciation) appreciation on investments	(6,664)	30,845
Net increase in net assets resulting from operations	$40,606	$102,791
Investment Income
For the nine months ended September 30, 2022 and 2021, we generated investment income of $139,398 and $116,944, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 128 and 135 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $168,564, from $1,563,119 for the nine months ended September 30, 2021 to $1,731,683 for the nine months ended September 30, 2022. Additionally, the increase in LIBOR and SOFR rates during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 also contributed to the increase in interest income generated on our investments.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine Months Ended September 30,
	2022	2021
Management fees	$20,436	$24,469
Administrative services expense	2,234	2,103
Subordinated incentive fee on income	13,645	2,933
General and administrative	5,961	7,950
Interest expense	32,769	23,551
Income tax expense, including excise tax	25	41
Total operating expenses and income taxes	$75,070	$61,047

The increase in subordinated incentive fee on income was primarily the result of entering into (i) the amended and restated investment advisory agreement in August 2021, which changed the calculation of the subordinated incentive fee to express the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of our net assets rather than adjusted capital, and (ii) the second amended and restated investment advisory agreement in October 2021, which reduced the hurdle rate applicable to the subordinated incentive fee. The increase in interest expense was primarily the result of (a) higher average borrowings under our financing arrangements during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, and (b) higher LIBOR and SOFR rates during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in management fees was also primarily due to entering into the second amended and restated investment advisory agreement in October 2021, which, among other things, reduced the annual rate from 2.0% to 1.5%.
The composition of our general and administrative expenses for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine Months Ended September 30,
	2022	2021
Professional fees	$1,375	$3,833
Transfer agent expense	890	991
Dues and subscriptions	727	316
Printing and marketing expense	705	634
Insurance expense	662	404
Valuation expense	590	712
Accounting and administrative costs	482	606
Director fees and expenses	477	365
Other expenses	53	89
Total general and administrative expense	$5,961	$7,950

The decrease in general and administrative expenses was primarily the result of (i) higher professional fees incurred during the nine months ended September 30, 2021 associated with the listing of our shares on the NYSE with no comparable listing-related fees during the nine months ended September 30, 2022, and (ii) higher dues and subscriptions paid during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022 associated with the listing of our shares on the NYSE.

Net Investment Income After Taxes

Our net investment income after taxes totaled $64,328 and $55,897 for the nine months ended September 30, 2022 and 2021, respectively. The increase in our net investment income was a result of an increase in our investment income during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, which was partially offset by an increase in our operating expenses during the same period, which was driven primarily by increases in the subordinated incentive fee on income and interest expense.
Net Realized (Loss) Gain on Investments and Foreign Currency
Our net realized (loss) gain on investments and foreign currency totaled $(17,058) and $16,049 for the nine months ended September 30, 2022 and 2021, respectively. This change was driven primarily by the write-off of certain investments during the nine months ended September 30, 2022 compared to realized gains recognized on the exit of our investment in Conisus Holdings, Inc. during the nine months ended September 30, 2021.
Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled $(6,664) and $30,845 for the nine months ended September 30, 2022 and 2021, respectively. This change was primarily driven by widening credit spreads and decreased multiples in equity markets that negatively impacted the fair value of certain of our investments during the nine months ended September 30, 2022, which was partially offset by the realization of previously unrealized losses on certain investment write-offs and restructurings. This compares to tightening credit spreads and increased multiples in equity markets that positively impacted the fair value of certain of our investments during the nine months ended September 30, 2021, which was partially offset by the realization of certain previously unrealized gains.
Net Increase in Net Assets Resulting from Operations
For the nine months ended September 30, 2022 and 2021, we recorded a net increase in net assets resulting from operations of $40,606 and $102,791, respectively, as a result of our operating activity for the respective periods.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from cash flows from interest, fees and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We also employ leverage to seek to enhance our returns as market conditions permit and at the discretion of CIM and pursuant to the 1940 Act. As a result, we also generate cash from our existing financing arrangements and may generate cash from future borrowings, as well as future offerings of securities including public and/or private issuances of debt and/or equity securities. We use cash primarily to (i) purchase investments in new and existing portfolio companies, (ii) pay for the cost of operations (including paying or reimbursing CIM), (iii) make debt service payments related to any of our financing arrangements and (iv) pay cash distributions to the holders of our shares.

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC’s debt to equity from a maximum of 1-to-1 to a maximum of 2-to-1, so long as certain approval and disclosure requirements are satisfied. As a result of receiving shareholder approval on December 30, 2021, effective December 31, 2021, we are required to maintain asset coverage for our senior securities of 150% rather than 200%, which allows us to increase the maximum amount of leverage that we are permitted to incur. We may from time to time enter into additional financing arrangements or increase the size of our existing financing arrangements. Any such increase to our leverage would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of September 30, 2022 and December 31, 2021, our asset coverage ratio was 1.96 and 2.12, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

On September 15, 2022, our shareholders authorized us to issue shares of our common stock at prices below the then current NAV per share in one or more offerings for a 12-month period following such shareholder approval. As of the date of this report, we are not engaged in discussions to issue any such shares.

As of September 30, 2022, we had cash of $43,661 and short term investments of $9,804 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of September 30, 2022, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2022, we had $72 million available under our financing arrangements.

Our short-term cash needs include the funding of additional portfolio investments, the payment of operating expenses including interest expense, management fees, incentive fees, administrative services expense and general and administrative expenses, as well as paying distributions to our shareholders. Our long-term cash needs will include principal payments on outstanding financing arrangements and funding of additional portfolio investments. Funding for short and long-term cash needs will come from cash provided from operating activities and/or unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
Post-Listing Share Repurchase Policy

On September 15, 2021, our board of directors, including the independent directors, approved a share repurchase policy authorizing us to repurchase up to $50 million of our outstanding common stock after the Listing. On June 24, 2022, our board of directors, including the independent directors, increased the amount of shares of our common stock that may be repurchased under the share repurchase policy by $10 million to up to an aggregate of $60 million. Under the share repurchase policy, we may purchase shares of our common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at our discretion. Factors include, but are not limited to, share price, trading volume and general market conditions, along with our general business conditions. The policy may be suspended or discontinued at any time and does not obligate us to acquire any specific number of shares of our common stock.

On August 16, 2022, as part of the share repurchase policy, we entered into a trading plan with an independent broker, Wells Fargo, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to our shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan is subject to price, market volume and timing restrictions.

During the three months ended September 30, 2022, we repurchased an aggregate of 695,476 shares under the 10b5-1 trading plan for an aggregate purchase price of $6,711, or an average purchase price of $9.65 per share.
From October 1, 2022 to November 3, 2022, we repurchased an aggregate of 836,218 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $7,500, or an average purchase price of $8.97 per share.

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
The following table presents distributions per share that were declared during the year ended December 31, 2021 and the nine months ended September 30, 2022:

	Distributions
Three Months Ended	Per Share	Amount
2021
March 31, 2021 (three record dates)(1)	$0.2648	$15,029
June 30, 2021 (three record dates)(1)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530

2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	0.2800	15,949
September 30, 2022 (one record date)	0.3100	17,604
Total distributions for the nine months ended September 30, 2022	$0.8700	$49,501
(1) The per share distribution amount has been retroactively adjusted to reflect the reverse stock split as discussed in Note 3.

On November 8, 2022, our co-chief executive officers declared a regular quarterly distribution of $0.31 per share for the fourth quarter of 2022 payable on December 8, 2022 to shareholders of record as of December 1, 2022. For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of September 30, 2022 and November 3, 2022, our aggregate outstanding borrowings under the JPM Credit Facility were $610,000 and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $65,000. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
UBS Facility
As of September 30, 2022 and November 3, 2022, our outstanding borrowings under the Amended UBS Facility were $142,500 and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $7,500. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
2026 Notes

As of September 30, 2022 and November 3, 2022, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2021 More Term Loan
As of September 30, 2022 and November 3, 2022, our outstanding borrowings under the 2021 More Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2021 More Term Loan. For a detailed discussion of our 2021 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2022 More Term Loan
As of September 30, 2022 and November 3, 2022, our outstanding borrowings under the 2022 More Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 More Term Loan. For a detailed discussion of our 2022 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
Unfunded Commitments
As of September 30, 2022 and November 3, 2022, our unfunded commitments amounted to $83,853 and $80,966,000, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2022, 82.9% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of September 30, 2022, under the terms of the Third Amended JPM Credit Facility, advances bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.10% per year. Under the terms of the JPM First Amendment, additional advances of up to $100,000 bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.10% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR, plus a spread of 3.375% per year. Pursuant to the terms of the 2022 More Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Third Amended JPM Credit Facility (including the JPM First Amendment), the Amended UBS Facility or the 2022 More Term Loan in effect as of September 30, 2022:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(7,733)	(6.6)%
Down 200 basis points	(10,866)	(9.3)%
Down 100 basis points	(6,390)	(5.5)%
Down 50 basis points	(3,247)	(2.8)%
No change to current base rate (3.16% as of September 30, 2022)	—	—
Up 50 basis points	3,341	2.9%
Up 100 basis points	6,824	5.8%
Up 200 basis points	13,791	11.8%
Up 300 basis points	20,757	17.8%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes and the 2021 More Term Loan), or the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 10.5% of our investments paid fixed interest rates as of September 30, 2022. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the net asset value of our common stock.
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
Credit markets continued to be under pressure during the first half of 2022 amid a risk-off environment and sustained macro-economic uncertainty due to record-high inflation, tighter financial conditions and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2022.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2022 pursuant to our share repurchase policy.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2022	—	$—	—	—
August 1 to August 31, 2022	170,424	10.52	170,424	(1)
September 1 to September 30, 2022	525,052	9.37	525,052	(1)
Total	695,476	$9.65	695,476	(1)
(1)A description of the shares of our common stock that may be repurchased is set forth in a discussion of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 9, 2022
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)