Form 10-K
period 2022-12-31
CION Investment Corp
filed 2023-03-16
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None.

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price on that date of $8.70 on the New York Stock Exchange, was approximately $494,278,779.
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 8, 2023 was 55,017,546.

Documents Incorporated by Reference. None.

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
•any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution;
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
•we are exposed to risks associated with changes in interest rates, including the current rising interest rate environment;

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
•inflation may adversely affect the business, results of operations and financial condition of our portfolio companies;
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
Risks Relating to Our Debt Financings
•the Small Business Credit Availability Act of 2018 allows us to incur additional leverage and our shareholders approved a proposal permitting us to incur additional leverage, effective December 31, 2021;
•since we have borrowed money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses;
•the 2026 Notes, the More Term Loans and the Series A Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future;
Federal Income Tax Risks
•we will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, or to satisfy RIC distribution requirements;
Risks Relating to an Investment in Our Common Stock
•the market price of our common stock may fluctuate significantly;
•we cannot assure you that a market for shares of our common stock will be maintained or the market price of our shares will trade close to net asset value, or NAV;
•sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock;
•we may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock;
•we may incur significant costs as a result of being a public company;
•in 2022 we obtained, and in 2023 we intend to seek, the approval of our shareholders to issue shares of our common stock at prices below the then current NAV per share of our common stock. If we issue such shares and again receive such approval from shareholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share and potentially the trading price of our common stock;
•a shareholder’s interest in us will be diluted if we issue additional securities, which could reduce the overall value of an investment in us;
•purchases of our common stock by us under our 10b5-1 plan may result in dilution to our NAV per share;

General Risk Factors
•global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability;
•political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, and Russia's military invasion of Ukraine, creates and exacerbates risks;
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

In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase equity interests in the form of common or preferred stock in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.  We expect that our investments will generally range between $5 million and $50 million each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of CIM, subject to oversight by our board of directors. We have made and intend to make smaller investments in syndicated loan opportunities, which typically include investments in companies with annual EBITDA of greater than $75 million, subject to liquidity and diversification constraints.

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

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments with entities with which we may be prohibited from doing so under the 1940 Act, such as CIM and its affiliates, unless we obtain an exemptive order from the SEC. On August 30, 2022, we, CIM and certain of our affiliates were granted an order for exemptive relief, or the Order, by the SEC for us to co-invest with other funds managed by CIM or certain affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit CIM or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits us to co-invest in our existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company. Even though we were granted the Order by the SEC, CIM’s investment committee may determine that we should not participate in a co-investment transaction.

Portfolio and Investment Activity

As of December 31, 2022, we engaged in the purchase of debt and equity securities primarily issued by portfolio companies and lend directly to portfolio companies. The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of December 31, 2022:

	December 31, 2022
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,638,995	$1,579,512	90.3%
Senior secured second lien debt	41,036	38,769	2.2%
Collateralized securities and structured products - equity	2,687	1,179	0.1%
Unsecured debt	30,427	22,643	1.3%
Equity	79,595	107,058	6.1%
Subtotal/total percentage	1,792,740	1,749,161	100.0%
Short term investments(2)	10,869	10,869
Total investments	$1,803,609	$1,760,030
Number of portfolio companies			113
Purchased at a weighted average price of par			97.81%
Gross annual portfolio yield based upon the purchase price(3)			11.80%
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
Our Common Stock and the NYSE Listing

On December 17, 2012, we met our minimum offering requirement of $2,500 in capital raised from persons not affiliated with us, admitted our initial public investors as shareholders and officially commenced operations. Our initial continuous public offering ended on December 31, 2015, and our follow-on continuous public offering commenced on January 25, 2016 and ended on January 25, 2019, the date on which we closed the public offering of our shares. On October 5, 2021, our shares of common stock commenced trading on the NYSE under the ticker symbol “CION”, or the Listing. Since commencing our initial continuous public offering on July 2, 2012 and through December 31, 2022, we sold 55,299,484 shares of common stock for corresponding net proceeds of $1,144,863 at an average price per share of $20.70. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451 pursuant to our pre-Listing distribution reinvestment plan, for which we issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $247,874, for which we repurchased 14,969,883 shares of common stock. As of December 31, 2022, 14,969,883 shares of common stock repurchased had been retired. For a complete description of our pre-Listing distribution reinvestment plan and pre-Listing and post-Listing share repurchase programs, refer to Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities in this report.

On February 26, 2023, our shares of common stock also listed and commenced trading on the Tel Aviv Stock Exchange Ltd., or the TASE, under the ticker symbol “CION”.

Distributions

In January 2013, we began authorizing monthly distributions to our shareholders. From February 1, 2014 through July 17, 2017, our board of directors authorized and declared on a monthly basis a weekly distribution amount per share of our common stock.  On July 18, 2017, our board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of our common stock. Effective September 28, 2017, our board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which are ratified by our board of directors, each on a quarterly basis. Beginning on March 19, 2020, we changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020. On July 15, 2020, our board of directors determined to recommence the payment of distributions to shareholders in August 2020. On September 15, 2021, we changed the timing of declaring and paying regular distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. Distributions in respect of future quarters and any special distributions will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration. Declared distributions are paid quarterly.

Our board of directors declared or ratified distributions for 5, 11 and 19 record dates during the years ended December 31, 2022, 2021 and 2020, respectively. The following table presents distributions per share that were declared during the years ended December 31, 2022, 2021 and 2020:

	Distributions
Three Months Ended	Per Share(1)	Amount
2020
March 31, 2020 (thirteen record dates)	$0.3657	$20,793
June 30, 2020 (no record dates)	—	—
September 30, 2020 (two record dates)	0.1765	10,011
December 31, 2020 (four record dates)	0.5684	32,479
Total distributions for the year ended December 31, 2020	$1.1106	$63,283
2021
March 31, 2021 (three record dates)	$0.2648	$15,029
June 30, 2021 (three record dates)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530
2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	0.2800	15,949
September 30, 2022 (one record date)	0.3100	17,604
December 31, 2022 (two record dates)	0.5800	32,074
Total distributions for the year ended December 31, 2022	$1.4500	$81,575
(1) The per share distribution amount has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to the consolidated financial statements included within this report..

On March 13, 2023, our co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the first quarter of 2023 payable on March 31, 2023 to shareholders of record as of March 24, 2023.

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

Pursuant to an administration agreement, CIM furnishes us with office facilities and equipment, and clerical, bookkeeping and record keeping services. CIM also oversees our financial records and prepares our reports to shareholders and reports filed with the SEC. CIM also performs the calculation and publication of our NAV, and oversees the preparation and filing of our tax returns, the payment of our expenses and the performance of various third party service providers. Furthermore, CIM provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. On November 8, 2022, our board of directors, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing December 17, 2022.

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

Market Opportunity

We believe that the market for lending to private U.S. middle-market companies continues to present a compelling investment opportunity. CIM’s management team has witnessed significant demand for debt capital among middle-market companies that have the characteristics we target. We believe that this demand, coupled with the fragmented availability of funding within our target market, will continue to enable us to achieve favorable transaction pricing. We believe that the following characteristics and market trends support our belief:

•The middle-market is a large addressable market. According to the National Center for the Middle Market Year-End 2022 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies employing approximately 48 million people. The U.S. middle-market accounts for approximately one-third of private sector gross domestic product, or GDP, which, measured on a global scale, would be the fifth largest global economy. Collectively, the U.S. middle market generates more than $10 trillion in annual revenue. The National Center for the Middle Market defines middle-market companies as those with $10 million to $1 billion in annual revenue, which we believe has significant overlap with our definition of middle-market companies that generally possess EBITDA of $75 million or less.

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

•There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to finance strategic transactions. We expect that middle-market private equity firms will continue to invest the approximately $1.1 trillion raised since 2012 in middle-market companies, as reported in Pitchbook’s 3Q 2022 U.S. PE Middle Market Report, and that these private equity firms will seek to support their investments with senior loans from other sources, such as us.

•Specialized lending and unfunded private equity commitments drive demand for debt capital.  Lending to small- and middle-market companies requires in-depth diligence, credit expertise, structuring experience and active portfolio management. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. As such, we believe that, of the U.S. financial institutions that are not liquidity constrained, few are capable of pursuing a sustained lending strategy successfully. We believe this creates a significant supply/demand imbalance for small and middle-market credit. We also expect that private equity firms will continue to pursue acquisitions and will seek to leverage their equity investments with debt financing, including senior debt, unitranche debt, and mezzanine loans provided by companies such as ours. Historically, according to the S&P LCD Leveraged Lending Review, such leverage has represented approximately 70% of a private equity acquisition. Therefore, adding to the imbalance in the availability of credit is the significant amount of unallocated private equity capital raised since 2012 described above, much of which will require debt financing in the coming years. As depicted in the chart below, almost $1.24 trillion of unfunded private equity commitments were outstanding through the third quarter of 2022 (Source: Pitchbook's Q3 2022 Global Private Market Fundraising Report).
U.S. PE Capital Overhang ($B) by Year

* As of 9/30/2022
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

Average Nominal Spread of Leveraged Loans1

1 Excludes all facilities in default.
Source: S&P Capital IQ LCD and Morningstar LSTA US Leveraged Loan Index.

Average Discounted Spread of Leveraged Loans2
2 Excludes all facilities in default.
Spread calculations have been adjusted to be based off of the bid rather than par (that is assuming that the discounted margin is as a percent of the current market value rather than the par amount of the loan).
Source: S&P Capital IQ LCD and Morningstar LSTA US Leveraged Loan Index.

Characteristics of and Risks Related to Investments in Private Companies

We have invested and continue to invest primarily in the debt of privately held companies. Investments in private companies pose significantly greater risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves are often illiquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, little public information generally exists about private companies. Finally, these companies often do not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of CIM to obtain adequate information through its due diligence efforts to evaluate the creditworthiness of, and risks involved with, investing in these companies. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

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

•Broad portfolio.  We seek to create a portfolio of companies engaged in a variety of industries and located in a variety of geographic locations, thereby potentially reducing the risk of a downturn in any one industry, including, without limitation, as a result of COVID-19, inflation, rising interest rates, supply-chain disruptions, the risk of recession, or geographic location having a disproportionate impact on the value of our portfolio. We are not a “diversified company” as such term is defined under the 1940 Act. Because we are a BDC, we focus on and invest at least 70% of our total assets in U.S. companies, but seek to maintain investments across the various geographic regions of the U.S. To the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. We cannot assure investors that we will be successful in our efforts to maintain a broad portfolio of investments.

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

•We are CIM’s only client resulting in its investment professionals sourcing for and managing a single investment platform. Since we are CIM’s only client, its investment professionals solely source for and manage our investment portfolio, which we believe results in sourcing focus and efficiencies. CIM’s investment professionals do not source and monitor the investments of other funds within a larger platform, which we believe provides for a more efficient, focused, and responsive investment process. This allows CIM’s investment professionals to provide timely, candid feedback to potential borrowers and deal partners, and to solely focus on one investment portfolio building the knowledge and expertise from sourcing, to monitoring, to exit. All investment opportunities are sourced and underwritten by CIM only with our risk and return objectives in mind, which we believe mitigates the potential risk of conflict among numerous portfolio managers within a larger platform.

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

Although we focus primarily on senior secured first lien debt, CIM can tailor our investment focus as market conditions evolve. Depending on market conditions and other factors, we may, as noted above, increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. We rely on CIM’s experience to structure investments, potentially using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram

 Senior Secured Debt

First Lien Loans

First lien secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a company. Generally, our first lien secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. We expect that our first lien secured loans typically will have variable interest rates ranging between 4.0% and 9.0% over a standard benchmark, such as the prime rate, LIBOR or the Secured Overnight Financing Rate, or SOFR. In some cases, a portion of the total interest may accrue or be paid in kind.

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

Second Lien Loans

Second lien secured loans are immediately junior to first lien secured loans and have substantially the same maturities, collateral and covenant structures as first lien secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to first lien secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with mezzanine loans. Generally, we expect these loans to carry a fixed rate of 10.0% to 13.0% or a floating current yield of 7.0% to 12.0% over the prime rate, LIBOR or SOFR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

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

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.

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

CION/EagleTree Partners, LLC

On December 21, 2021, we formed CION/EagleTree Partners, LLC, or CION/EagleTree, an off-balance sheet joint venture partnership with ET-BC Debt Opportunities, LP, or ET-BC, which is an affiliate of EagleTree Capital, LP, or EagleTree. EagleTree made a Firm-level investment with proprietary capital. CION/EagleTree jointly pursue debt opportunities and special situation, crossover, subordinated and other junior capital investments that leverages our and EagleTree's combined sourcing and portfolio management capabilities.

We contributed a portfolio of second lien loans and equity investments and ET-BC contributed proprietary Firm-level cash in exchange for 85% and 15%, respectively, of the senior secured notes, participating preferred equity, and common share interests of CION/EagleTree. We and ET-BC are not required to make any additional capital contributions to CION/EagleTree. Our equity investment in CION/EagleTree is not redeemable. All portfolio and other material decisions regarding CION/EagleTree must be submitted to its board of managers, which is comprised of four members, two of whom were selected by us and the other two were selected by ET-BC. Further, all portfolio and other material decisions require the affirmative vote of at least one board member from us and one board member from ET-BC.

We also serve as administrative agent to CION/EagleTree to provide servicing functions and other administrative services. In certain cases, these servicing functions and other administrative services may be performed by CIM.

On December 21, 2021, CION/EagleTree issued senior secured notes of $61,629 to us and $10,875 to ET-BC, or the CION/EagleTree Notes. The CION/EagleTree Notes bear interest at a fixed rate of 14.0% per year and are secured by a first priority security interest in all of the assets of CION/EagleTree. The obligations of CION/EagleTree under the CION/EagleTree Notes are non-recourse to us.

Operating and Regulatory Structure

Our investment activities are managed by CIM and supervised by our board of directors, a majority of whom are independent.

Pursuant to our investment advisory agreement, as amended and restated, we pay CIM an annual base management fee based on our gross assets as well as incentive fees based on our performance. The annual base management fee is calculated at a rate of 1.5% of the average value of our gross assets (including cash pledged as collateral for our secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets) to the extent that our asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee is reduced to 1.0% of the average value of our gross assets (including cash pledged as collateral for our secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets) purchased with leverage resulting in our asset coverage ratio dropping below 200%. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150%, which became effective on December 31, 2021. The annual base management fee is payable to CIM quarterly in arrears and is calculated based on the two most recently completed calendar quarters.

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2022 and 2021, excluding short term investments of $10,869 and $87,917, respectively:

	December 31, 2022		December 31, 2021
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$24,450	1.4%	$47,221	2.8%
2	1,424,681	81.5%	1,373,509	82.4%
3	260,662	14.9%	233,223	14.0%
4	39,032	2.2%	8,201	0.5%
5	336	—	3,968	0.2%
	$1,749,161	100.0%	$1,666,122	100.0%
 The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process.  Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of investments, including through delegation to CIM as our valuation designee, in good faith utilizing the input of our audit committee, CIM, and any other professionals or materials that our board of directors deems worthy and relevant, including independent third-party valuation firms, if applicable.

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
Use of Leverage - Our Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of CIM. Our (i) $675 million senior secured credit facility, or the JPM Credit Facility, with JPMorgan Chase Bank, National Association, or JPM, (ii) $150 million repurchase agreement, or the UBS Facility, with UBS AG, or UBS, (iii) $125 million senior unsecured notes due in 2026, or the 2026 Notes, (iv) $30 million unsecured term loan, or the 2021 More Term Loan, with More Provident Funds Ltd., or More, (v) $50 million unsecured term loan facility, or the 2022 More Term Loan, with More, and (vi) approximately $80.7 million in Series A unsecured notes due in 2026, or the Series A Notes, allow us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of leverage involves significant risks. As of December 31, 2022, our total outstanding consolidated indebtedness, at par value, was approximately $957.5 million, $752.5 million of which was secured and was indebtedness of our subsidiaries, and we had $72.5 million of commitments available to be borrowed under our existing secured financing arrangements. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangements.

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC's debt to equity from a maximum of 1-to-1 to a maximum 2-to-1, so long as certain approval and disclosure requirements are satisfied. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150%, which allows us to increase the maximum amount of leverage that we are permitted to incur. Such asset coverage ratio became effective on December 31, 2021. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As of December 31, 2022 and 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 192% and 212%, respectively.
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

We are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing shareholders, in payment of distributions and in certain other limited circumstances. On September 15, 2022, our shareholders approved our ability to sell or otherwise issue during the next year shares of our common stock at a price below our then current NAV per share in one or more public or private offerings of our common stock not exceeding 25% of such then outstanding shares. If we issue such shares and again receive such approval from shareholders in 2023 or otherwise in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock.

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments. For example, we generally are not permitted to co-invest with certain entities affiliated with CIM in transactions originated by CIM or its affiliates unless we obtain an exemptive order from the SEC. On August 30, 2022, we, CIM and certain of our affiliates were granted the Order by the SEC for us to co-invest with other funds managed by CIM or certain affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit CIM or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits us to co-invest in our existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company. Even though we were granted the Order by the SEC, CIM’s investment committee may determine that we should not participate in a co-investment transaction.

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

Proxy Voting Records

Shareholders may obtain information, without charge, regarding how CIM voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, c/o CĪON Investment Corporation, 100 Park Avenue, 25th Floor, New York, NY 10017.

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

Due to our Listing, we are no longer a “non-accelerated filer” as defined in Rule 12b-2 of the Exchange Act and as a result, commencing with this Annual Report on Form 10-K for the year ended December 31, 2022, we are required to comply with the independent auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, which requires our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting. Complying with Section 404(b) requires a rigorous compliance program as well as adequate time and resources. We are subject to significant documentation and administrative burdens as a result of being required to comply with Section 404(b), which requires us to utilize additional resources, and our internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our securities.

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

Compliance with NYSE Listing Requirements

Our common stock is listed on the NYSE under the symbol “CION”. As a listed company on the NYSE, we are subject to various listing standards including corporate governance listing standards. We believe we are in compliance with these rules and standards. On February 26, 2023, our common stock also listed on the TASE under the symbol “CION”, which subjects us to various TASE listing standards including corporate governance listing standards. We believe we are also in compliance with these rules and standards.

Other

We are periodically examined by the SEC for compliance with the 1940 Act.

We provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Recent Developments

Series A Notes

On February 28, 2023, we entered into a Deed of Trust, or the Deed of Trust, with Mishmeret Trust Company Ltd., as trustee, under which we issued approximately $80.7 million in aggregate principal amount of our Series A Notes. The Series A Notes offering in Israel closed on February 28, 2023 and the Series A Notes listed and commenced trading on the TASE on February 28, 2023. After the deduction of fees and other offering expenses, we received net proceeds of approximately $77.9 million, which we intend to use to make investments in portfolio companies in accordance with our investment objectives and for working capital and general corporate purposes. The Series A Notes are rated A1.il by Midroog Ltd., an affiliate of Moody’s.

The Series A Notes will mature on August 31, 2026 and may be redeemed in whole or in part at our option at par plus a “make-whole” premium, if applicable, as set forth in the Deed of Trust. The Series A Notes bear interest at a rate equal to SOFR plus a credit spread of 3.82% per year, which will be paid quarterly on February 28, May 31, August 31, and November 30 of each year, commencing on May 31, 2023. The Series A Notes are our general unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the Series A Notes, rank pari passu with all our existing and future unsecured unsubordinated indebtedness, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of our status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525 million, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness in an outstanding aggregate principal amount of at least $50,000,000, certain judgments and orders, and certain events of bankruptcy.

On February 26, 2023, our shares of common stock listed and commenced trading on the TASE under the ticker symbol “CION”.

Q1 2013 Regular Distribution

On March 13, 2023, our co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the first quarter of 2023 payable on March 31, 2023 to shareholders of record as of March 24, 2023.

Available Information

We file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. We maintain a website at www.cionbdc.com and make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge, on or through our website. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and shareholders should not consider information contained on our website to be part of this Annual Report on Form 10-K. You may also obtain such information by contacting us, in writing at: 100 Park Avenue, 25th Floor, New York, New York 10017, or toll free at 1-877-822-4276 or collect at (212) 418-4700. The SEC maintains an Internet site that contains reports, proxy statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors, including through delegation to CIM as our valuation designee. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments will not be publicly traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors as required by the 1940 Act.
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
The amount of any distributions we may pay is uncertain and our distributions may exceed our earnings. Therefore, portions of the distributions that we pay may represent a return of capital to shareholders that will lower their tax basis in their common stock and reduce the amount of funds we have for investment in targeted assets.
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

As a public company, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to pay distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing, and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to maintain an effective system of internal controls and maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Due to our Listing, we are no longer a “non-accelerated filer” as defined in Rule 12b-2 of the Exchange Act and as a result, commencing with this Annual Report on Form 10-K for the year ended December 31, 2022, we are required to comply with the independent auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Complying with Section 404(b) requires a rigorous compliance program as well as adequate time and resources. We are subject to significant documentation and administrative burdens as a result of being required to comply with Section 404(b), which will require us to utilize additional resources, and our internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our securities.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors, including through delegation to CIM as our valuation designee. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

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

The incentive fee payable by us to CIM may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to CIM is determined may encourage it to use leverage to increase the return on our investments. The part of the management and incentive fees payable to CIM that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities. This fee structure may be considered to involve a conflict of interest for CIM to the extent that it may encourage CIM to favor debt financings that provide for deferred interest, rather than current cash payments of interest. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage CIM to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns.

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

As a result of the annual distribution requirement to maintain status as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance (effective on December 31, 2021, after we obtained the requisite shareholder approval and otherwise continue to satisfy disclosure requirements in accordance with the 1940 Act). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

We have borrowed for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our financing arrangements, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. However, in 2022 we obtained, and in 2023 we intend to again seek, the approval of our shareholders to issue shares of our common stock at prices below the then current NAV per share of our common stock in accordance with the 1940 Act. We may also, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock if our board of directors, including our independent directors, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors, CIM or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by CIM or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. Although on August 30, 2022, we, CIM and certain of our affiliates were granted an order for exemptive relief by the SEC for us to co-invest with other funds managed by CIM or certain affiliates, our board of directors or CIM’s investment committee may determine that we should not participate in a co-investment transaction.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

Our working capital is used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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
Our business (including that of our portfolio companies) faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.
Our brand and reputation may be negatively impacted if we fail to act responsibly in a number of areas, including, but not limited to, diversity, equity and inclusion, human rights, climate change and environmental stewardship, corporate governance and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationships with existing and future portfolio companies, the cost of our operations and our relationships with investors, all of which could adversely affect our business and results of operations.
Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. For example, the SEC has announced that it may require disclosure of certain ESG-related matters, including with respect to corporate and fund carbon emissions, board diversity and human capital management. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). In addition, in 2021, the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes.
There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
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

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Since non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in current rates and exchange control regulations.

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
•For accounting purposes, distributions to shareholders representing original issue discount income do not come from paid-in capital, although they may be paid from offering proceeds. Thus, although a distribution of original issue discount income comes from the cash invested by shareholders, the 1940 Act does not require that shareholders be given notice of this fact.
•In the case of PIK “toggle” debt, the PIK election has the simultaneous effects of increasing our assets under management, thus increasing the base management fee, and increasing our investment income, thus increasing the potential for realizing incentive fees.
•Since original issue discount will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement applicable to RICs, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting such annual distribution requirement necessary to maintain RIC tax treatment under the Code. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
•Original issue discount creates a risk of non-refundable cash payments to the advisor based on non-cash accruals that may never be realized.

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

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment returns and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and our target rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs.

Changing interest rates, including rates that fall below zero, may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.
Interest rates in the United States are currently at relatively low levels but have been steadily increasing to combat rising inflation. In February 2023, the Federal Reserve further raised interest rates by 0.25% and indicated that, in light of the economic recovery and higher than anticipated inflation (although slowing), it expects to further raise interest rates in 2023 but at a less aggressive pace. If general interest rates continue to rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments. The timing, number and amount of any such future interest rate increases are uncertain.
The discontinuation of the LIBOR benchmark interest rate could adversely affect the value of LIBOR‑indexed, floating‑rate debt securities in our portfolio or the cost of our borrowings, resulting in an adverse effect on our business, financial condition, and results of operations.
National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority, or the FCA, which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration, or the IBA, the administrator of LIBOR tenors, with the support of the U.S. Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR. As of the date of this report, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The IBA has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023, absent subsequent action by the relevant authorities.
The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified SOFR, plus a recommended spread adjustment, as its preferred alternative rate for LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR. Although there have been an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average (the GBP-LIBOR nominated replacement alternative reference rate that is based on transactions), it is unknown whether SOFR or any other alternative reference rates will attain market acceptance as replacements for LIBOR.
Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR‑based securities, including our portfolio of LIBOR‑indexed, floating‑rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based securities, including the value and/or transferability of the LIBOR‑indexed, floating‑rate debt securities in our portfolio, or the cost of our borrowings. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are in the process of transitioning our investments and our borrowings from LIBOR to SOFR and we do not expect that the transition will have a material impact on our business, financial condition or results of operations.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that may be impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and certain of our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans, particularly if interest rates continue to rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

While the United States and other developed economies are experiencing higher-than-normal inflation rates, it remains uncertain whether substantial inflation will be sustained over an extended period of time or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued and more widespread inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

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

Many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.

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

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

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

We have invested and continue to invest in certain companies whose securities are not publicly traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

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

Risks Relating to Our Debt Financings

The Small Business Credit Availability Act of 2018 allows us to incur additional leverage and our shareholders approved a proposal permitting us to incur additional leverage, effective December 31, 2021.

As a BDC, we were generally not permitted to incur indebtedness unless immediately after such borrowings we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). On March 23, 2018, the Small Business Credit Availability of 2018, which amended Section 61(a) of the 1940 Act, was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC’s debt to equity from a maximum of 1-to-1 to a maximum 2-to-1, so long as certain approval and disclosure requirements are satisfied. Specifically, a BDC is permitted to apply a lower minimum asset coverage ratio of 150% if: (1) the BDC complies with certain additional asset coverage disclosure requirements; and (2)(A) a “required majority” of the BDC’s directors, as defined in Section 57(o) of the 1940 Act, approves the application of such a lower minimum asset coverage ratio to the BDC, in which case the 150% minimum asset coverage ratio will become effective on the date that is one year after the date of such independent director approval; or (B) the BDC obtains, at a special or annual meeting of its shareholders at which a quorum is present, the approval of more than 50% of the votes cast for the application of such a lower minimum asset coverage ratio to the BDC, in which case the 150% minimum asset coverage ratio will become effective on the first day after the date of such shareholder approval.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. Since we have used leverage to partially finance our investments through borrowing from banks and other institutional investors, shareholders experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to CIM.

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

At December 31, 2022, 2021 and 2020, our borrowings for the BDC coverage ratio were $957,500, $830,000 and $725,000, respectively, and resulted in coverage ratios of 192%, 212% and 221%, respectively. For a detailed discussion on the coverage ratio calculation, refer to Note 13 to our consolidated financial statements included in this report.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $1.87 billion in total assets as of December 31, 2022, (ii) a weighted average cost of funds of 7.87%, (iii) $958 million in debt outstanding (i.e., assumes that 93% of the $1.03 billion available to us as of December 31, 2022 under our financing arrangements as of such date is outstanding) and (iv) $884 million in shareholders’ equity. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	(29.72)%	(19.12)%	(8.53)%	2.07%	12.66%
Similarly, assuming (i) $1.87 billion in total assets as of December 31, 2022, (ii) a weighted average cost of funds of 7.87% and (iii) $958 million in debt outstanding (i.e., assumes that 93% of the $1.03 billion available to us as of December 31, 2022 under our financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 4.02% in order to cover the annual interest payments on our outstanding debt.

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

The 2026 Notes, the More Term Loans and the Series A Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2026 Notes, the 2021 More Term Loan, the 2022 More Term Loan and the Series A Notes are generally not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes, the 2021 More Term Loan, the 2022 More Term Loan and the Series A Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes, the 2021 More Term Loan, the 2022 More Term Loan and the Series A Notes. As a result, the indebtedness under the JPM Credit Facility and the UBS facility is therefore effectively senior in right of payment to our 2026 Notes, the 2021 More Term Loan, the 2022 More Term Loan and the Series A Notes to the extent of the value of such assets.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet the following annual distribution, income source and asset diversification requirements:
•The annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and are subject to certain financial covenants under our financing arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
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

If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any period, a non-corporate shareholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. For non-corporate shareholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such shareholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years.

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

We cannot assure you that a trading market for our common stock can be sustained. In addition, we cannot predict the prices at which our common stock will trade, whether at, above or below NAV. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from NAV, and our common stock may also be discounted in the market. In addition, if our common stock trades below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without, among other things, the requisite shareholders approving such a sale.

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

Public companies incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. Accordingly, we may incur significant additional costs as a result of being a public company. These requirements may place a strain on our systems and resources. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight may be required. We may be implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may incur significant additional annual expenses related to these steps such as, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to CIM, as our administrator, to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Since our shares of common stock listed on the NYSE on October 5, 2021, we are now required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

In 2022 we obtained, and in 2023 we intend to seek, the approval of our shareholders to issue shares of our common stock at prices below the then current NAV per share of our common stock. If we issue such shares and again receive such approval from shareholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share and potentially the trading price of our common stock.

In September 2022, we obtained approval from our shareholders authorizing us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period. We have not issued any such shares as of the date of this report. In 2023, we intend to seek to obtain from our shareholders and they may approve a proposal that again authorizes us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period. Such approval would allow us to access the capital markets in a way that we were previously unable to do as a result of restrictions that, absent shareholder approval, apply to BDCs under the 1940 Act.

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

Purchases of our common stock by us pursuant to our 10b5-1 plan may result in the price of our common stock being higher than the price that otherwise might exist in the open market.

We are authorized to purchase up to $60 million of shares of our common stock if our shares trade on the NYSE below the most recently announced NAV per share, subject to certain limitations. Any such purchases will be conducted in accordance with applicable securities laws. Purchases made under our 10b5-1 plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or slowing a decline in the market price of our common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

Purchases of our common stock by us under our 10b5-1 plan may result in dilution to our NAV per share.

Under our 10b5-1 plan, we are authorized to purchase shares of our common stock when the market price per share is below the most recently reported NAV per share, subject to certain limitations. Because purchases may be made beginning at any price below our most recently reported NAV per share, if our NAV per share decreases after the date as of which NAV per share was last reported, such purchases may result in dilution to our NAV per share. This dilution would occur because we would purchase shares at a price above the then-current NAV per share, which would cause a proportionately smaller increase in our shareholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such purchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so purchased, the price and the timing of any purchases.

The tax treatment of a non-U.S. shareholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and may vary considerably from jurisdiction to jurisdiction.

Depending on (i) the laws of such non-U.S. shareholder’s jurisdiction of tax residence, (ii) how we, the investments and/or any other investment vehicles through which we directly or indirectly invest are treated in such jurisdiction, and (iii) the activities of any such entities, an investment in us could result in such non-U.S. shareholder recognizing adverse tax consequences in its jurisdiction of tax residence, including (a) with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us, the investments and/or any other investment vehicles through which we directly or indirectly invest and/or of distributions from such entities and any uncertainties arising in that respect (such entities not being established under the laws of the relevant jurisdiction), (b) the possibility of taxable income significantly in excess of cash distributed to a non-U.S. shareholder, and possibly in excess of our actual economic income, (c) the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and (d) the possibility of being subject to tax at unfavorable tax rates. A non-U.S. shareholder may also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each shareholder is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such shareholder is subject to taxation.

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

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us. In February 2023, the Federal Reserve further raised interest rates by 0.25% and indicated that, in light of the economic recovery and higher than anticipated inflation (although slowing), it expects to further raise interest rates in 2023 but at a less aggressive pace. However, the timing, number and amount of any such future interest rate increases are uncertain.

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

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, and Russia's military invasion of Ukraine, creates and exacerbates risks.

Social, political, economic and other conditions and events in the U.S., the United Kingdom, the European Union and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

The uncertainties caused by these conditions and events could result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants; limitations on the activities of investors in the financial markets; and substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets.

The COVID-19 pandemic created disruptions in supply chains and economic activity, contributed to labor difficulties and continues to have a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, which may in the future adversely affect our financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will negatively affect our financial condition, liquidity and results of operations will depend on future developments, including the emergence of new variants of COVID-19, such as Delta and Omicron, and the effectiveness of vaccines and treatments over the long term and against new variants, which are highly uncertain and cannot be predicted.

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved in 2021 and 2022, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persisted in 2022, including (a) relatively weak consumer confidence; (b) ongoing heightened credit risk with regard to industries that have been most severely impacted by the pandemic, including, at times, oil and gas, gaming and lodging, and airlines; (c) higher cyber security, information security and operational risks; and (d) interruptions in the supply chain that have adversely affected many businesses and have contributed to higher rates of inflation.

Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the 1940 Act, (v) our ability maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets.

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the government of the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyber incidents and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

From time to time, capital markets experience periods of disruption and instability. Social and political tensions in the U.S. and around the world may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic, the fluctuating price of commodities such as oil, rising inflation and rising interest rates. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic, rising inflation and rising interest rates and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty, could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as the disruption in economic activity caused by the COVID-19 pandemic as well as rising inflation and rising interest rates, could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity discussed above has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

We, CIM and our service providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. For example, information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Such damage or interruptions to information technology systems may cause losses to our investors by interfering with the processing of investor transactions, affecting our ability to calculate net asset value or impeding or sabotaging the investment process. We may also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose us and CIM to civil liability as well as regulatory inquiry and/or action (and CIM may be indemnified by us in connection with any such liability, inquiry or action). Shareholders could also be exposed to losses resulting from unauthorized use of their personal information.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.

While CIM has implemented various measures to manage risks associated with cybersecurity breaches, including establishing a business continuity plan and systems designed to prevent cyber-attacks, there are inherent limitations in such plans and systems, including the possibility that certain risks (including any ongoing breaches) have not been identified. Similar types of cybersecurity risks also are present for portfolio companies in which we invest, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing our investments in such portfolio companies to lose value.

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or CIM or certain of our affiliates fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. Our executive offices are located at 100 Park Avenue, 25th Floor, New York, NY 10017. We believe that our current office facilities are adequate for our business as it is presently conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been listed on the NYSE under the ticker symbol "CION" since October 5, 2021. Prior to October 5, 2021, our shares were not listed on an exchange or quoted through a quotation system. The following table sets forth, for each fiscal quarter commencing September 30, 2021, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to NAV and distributions declared by us. On March 8, 2023, the last reported closing sales price of our common stock on the NYSE was $10.52 per share, which represented a discount of approximately (34.2)% to the NAV per share reported by us as of December 31, 2022.

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Declared Distributions(3)
	NAV(1)	High	Low
Fiscal Year Ending December 31, 2023
First Fiscal Quarter(4)	*	$11.25	$9.96	*	*	$0.34
Fiscal Year Ended December 31, 2022
First Fiscal Quarter	$16.20	$14.98	$11.80	(7.5)%	(27.2)%	$0.28
Second Fiscal Quarter	$15.89	$14.13	$7.98	(11.1)%	(49.8)%	$0.28
Third Fiscal Quarter	$16.26	$10.85	$8.09	(33.3)%	(50.2)%	$0.31
Fourth Fiscal Quarter	$15.98	$10.83	$8.36	(32.2)%	(47.7)%	$0.58
Fiscal Year Ended December 31, 2021
Fourth Fiscal Quarter	$16.34	$14.86	$11.80	(9.1)%	(27.8)%	$0.46
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
(4) Through March 8, 2023.
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

Holders
As of March 8, 2023, we had 2,805 record holders of our common stock, which includes Cede & Co. but does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of shareholders.

Transfer Agent

SS&C Technologies, Inc. (formerly, DST Systems, Inc.) serves as our transfer agent, distribution paying agent and registrar.

Reverse Stock Split

Effective on September 21, 2021, every two shares of our common stock then issued and outstanding were automatically combined into one share of our common stock, with the number of issued and outstanding shares reduced from 113,916,869 to 56,958,440. The reverse stock split amendment also provided that there was no change in the par value of $0.001 per share as a result of the reverse stock split. In addition, the reverse stock split did not modify the rights or preferences of our common stock.

Listing

On October 5, 2021, our shares of common stock commenced trading on the NYSE under the ticker symbol “CION”. As approved by shareholders on September 7, 2021, the Listing was staggered such that (i) up to 1/3rd of shares held by all shareholders were available for trading upon Listing, (ii) up to 2/3rd of shares held by all shareholders were available for trading starting 180 days after Listing, or April 4, 2022, and (iii) all shares were available for trading starting 270 days after Listing, or July 5, 2022.

On February 26, 2023, our common stock also listed on the TASE under the ticker symbol “CION”.

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

Subject to our board of directors’ discretion and applicable legal restrictions, our management intends to continue to authorize and declare, and our board of directors intends to continue to ratify, a quarterly distribution amount per share of our common stock. Declared distributions are paid quarterly. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date such shareholder first owns shares of our common stock. From time to time, we may also pay interim special distributions in the form of cash or shares of common stock at the discretion of our board of directors. As required under the 1940 Act, a quarterly estimate of the tax attributes of our distributions will be disclosed to our shareholders on our website at www.cionbdc.com; however, actual determinations of such tax attributes, including determinations from return of capital, will be made available annually as of the end of our fiscal year, based upon our taxable income and distributions paid for the full year. Each year, information regarding the source of our distributions (i.e., whether paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, the latter of which is a nontaxable distribution) will be disclosed to our shareholders on our website at www.cionbdc.com. Our distributions may exceed our earnings. As a result, a portion of the distributions we make may represent a return of capital.

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

Our board of directors declared or ratified distributions for 5, 11 and 19 record dates during the years ended December 31, 2022, 2021 and 2020, respectively. The following table presents distributions per share that were declared during the years ended December 31, 2022, 2021 and 2020:

	Distributions
Three Months Ended	Per Share(1)	Amount
2020
March 31, 2020 (thirteen record dates)	$0.3657	$20,793
June 30, 2020 (no record dates)	—	—
September 30, 2020 (two record dates)	0.1765	10,011
December 31, 2020 (four record dates)	0.5684	32,479
Total distributions for the year ended December 31, 2020	$1.1106	$63,283
2021
March 31, 2021 (three record dates)	$0.2648	$15,029
June 30, 2021 (three record dates)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530
2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	0.2800	15,949
September 30, 2022 (one record date)	0.3100	17,604
December 31, 2022 (two record dates)	0.5800	32,074
Total distributions for the year ended December 31, 2022	$1.4500	$81,575
(1)The per share distribution amount has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to the consolidated financial statements included within this report.
On March 13, 2023, our co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the first quarter of 2023 payable on March 31, 2023 to shareholders of record as of March 24, 2023.

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

Pursuant to an expense support and conditional reimbursement agreement entered into on January 2, 2018 between us and CIM, CIM agreed to provide expense support to us in an amount that was sufficient to: (i) ensure that no portion of our distributions to shareholders was paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we achieved economies of scale sufficient to ensure that we bore a reasonable level of expense in relation to our investment income. Under certain conditions, CIM would have been entitled to reimbursement of such expense support. On December 9, 2020, we and CIM amended and restated the expense support and conditional reimbursement agreement to extend the termination date of such agreement from December 31, 2020 to December 31, 2021. On December 31, 2021, we and CIM allowed the amended and restated expense support and conditional reimbursement agreement to expire in accordance with its terms. For the years ended December 31, 2020 and 2021, none of our distributions resulted from expense support from CIM.

The following table reflects the sources of distributions on a GAAP basis that were declared during the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022			2021			2020
Source of Distribution	Per Share	Amount	Percentage	Per Share(1)	Amount	Percentage	Per Share(1)	Amount	Percentage
Net investment income	$1.4500	$81,575	100.0%	$1.2592	$71,530	100.0%	$1.1106	$63,283	100.0%
Total distributions	$1.4500	$81,575	100.0%	$1.2592	$71,530	100.0%	$1.1106	$63,283	100.0%
(1)The per share amount has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to the consolidated financial statements included within this report.

Recent Sales of Unregistered Equity Securities

We did not sell any securities during the period covered by this report that were not registered under the Securities Act.

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

The board considered the following factors, among others, in making its determination regarding whether to cause us to continue offering to repurchase shares and under what terms:
•the effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);
•the liquidity of our assets (including fees and costs associated with disposing of assets);
•our investment plans and working capital requirements;
•the relative economies of scale with respect to our size;
•our history in repurchasing shares or portions thereof; and
•the condition of the securities markets.
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

Post-Listing Share Repurchase Policy

On September 15, 2021, our board of directors, including the independent directors, approved a share repurchase policy, or the Post-Listing Share Repurchase Policy. Under the Post-Listing Share Repurchase Policy, we are authorized to repurchase up to $50 million of our outstanding common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. On June 24, 2022, our board of directors, including the independent directors, increased the amount of shares of common stock that may be repurchased under the Post-Listing Share Repurchase Policy by $10 million to up to an aggregate of $60 million. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at our discretion. Factors include, but are not limited to, share price, trading volume and general market conditions, along with our general business conditions. The Post-Listing Share Repurchase Policy may be suspended or discontinued at any time and does not obligate us to acquire any specific number of shares of our common stock.

On August 16, 2022, as part of the Post-Listing Share Repurchase Policy, we entered into a trading plan with an independent broker, Wells Fargo Securities, LLC, in accordance with Rule 10b5-1 of the Exchange Act, based in part on historical trading data with respect to our common stock. The 10b5-1 trading plan permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan is subject to price, market volume and timing restrictions.

The following table summarizes the share repurchases completed during the years ended December 31, 2021 and 2022:

Three Months Ended	Repurchase Date	Shares Repurchased(1)	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
2021
March 31, 2021	March 24, 2021	337,731	6%	$15.67	$5,291
June 30, 2021	June 23, 2021	320,127	7%	16.13	5,163
September 30, 2021(2)	N/A	792	N/A	16.13	13
December 31, 2021	N/A	—	N/A	N/A	—
Total for the year ended December 31, 2021		658,650			$10,467

2022
March 31, 2022	N/A	—	N/A	N/A	$—
June 30, 2022	N/A	—	N/A	N/A	—
September 30, 2022	Various	695,476	N/A	$9.65	6,711
December 31, 2022	Various	963,480	N/A	9.06	8,733
Total for the year ended December 31, 2022		1,658,956			$15,444
(1)Shares repurchased and repurchase price per share have been retroactively adjusted to reflect the two to one reverse stock split as discussed above.
(2)Represents an adjustment made during the three months ended September 30, 2021 to shares repurchased during the three months ended June 30, 2021. We suspended our pre-listing share repurchase program on July 30, 2021 as discussed above.

From January 1, 2023 to March 8, 2023, we repurchased 281,938 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $3,044, or an average purchase price of $10.79 per share. As of March 8, 2023, 15,239,170 shares of common stock repurchased by us had been retired.

Fees and Expenses

The following table is intended to assist you in understanding the various fees and expenses that an investor in our common stock will bear, directly or indirectly, based on the assumptions set forth below. We caution you that some of the percentages indicated in the table below are estimates and may vary. The expenses shown in the table under “annual expenses” are based on amounts incurred during the year ended December 31, 2022. The following table and example should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this report contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, the holders of our common stock will indirectly bear such fees or expenses as investors in us.

Shareholder transaction expenses (as a percentage of offering price):
Sales load(1)	—%
Offering costs(2)	—%
Distribution reinvestment plan fees	—%
Total shareholder transaction expenses (as a percentage of offering price)(2)	—%
Estimated annual expenses (as a percentage of average net assets attributable to common stock):(3)
Base management fees(4)	3.02%
Accrued incentive fees pursuant to our investment advisory agreement (17.5% of investment income, subject to a hurdle rate, and capital gains fee)(5)	2.06%
Interest payments on borrowed funds(6)	5.47%
Other expenses(7)	1.21%
Total estimated annual expenses	11.76%
(1)In the event that the securities are sold to or through underwriters or agents, a prospectus supplement and any related free writing prospectus will disclose the applicable sales load (underwriting discount or commission) and the example will be updated accordingly.
(2)The applicable prospectus supplement and any related free writing prospectus will disclose the applicable amount of offering costs and total shareholder transaction expenses that will supersede the information included in this report.
(3)Average net assets attributable to common stock used to calculate the percentages in this table equals our average net assets of approximately $907 million for the year ended December 31, 2022.
(4)Effective upon the Listing on October 5, 2021, our base management fee payable to CIM pursuant to our investment advisory agreement was reduced from an annual rate of 2.0% to an annual rate of 1.5% of the average value of our gross assets (including cash pledged as collateral for our secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets) to the extent that our asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee is further reduced to 1.0% of the average value of our gross assets (including cash pledged as collateral for our secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets) purchased with leverage resulting in our asset coverage ratio dropping below 200%. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150% (i.e., $2 of debt outstanding for each $1 of equity). Such asset coverage ratio became effective on December 31, 2021. The annual base management fee is payable to CIM quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The base management fee for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter. The base management fee referenced in the table above is based upon the actual amounts incurred during the year ended December 31, 2022. For more detailed information about our base management fee payable to CIM under the terms of the investment advisory agreement, please also see Note 4 “Transactions with Related Parties” of our consolidated financial statements included in this report.
(5)The incentive fees payable to CIM are based on the actual amount of the subordinated incentive fee on income recorded during the year ended December 31, 2022. For the year ended December 31, 2022, we had no liability for and did not record any capital gains incentive fees. As we cannot predict whether we will meet the thresholds for incentive fees payable to CIM under the investment advisory agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the year ended December 31, 2022.
The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable to CIM quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate. Effective upon the Listing on October 5, 2021, the hurdle rate was reduced from 1.875% per quarter to 1.625% per quarter, or from an annualized hurdle rate of 7.5% to an annualized hurdle rate of 6.5%. The subordinated incentive fee on income for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter. The amount in the table is based on our most recent financial performance for the year ended December 31, 2022.

The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is determined and payable to CIM in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). Effective upon the Listing on October 5, 2021, this fee was reduced from 20.0% to 17.5% of our incentive fee capital gains, which equal our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The amount in the table assumes that the incentive fee on capital gains will be 0.0% of average net assets and is based on actual and projected realized capital gains on our investments through December 31, 2022 and the unrealized appreciation or depreciation of our investments and assumed converted to realized capital gains or losses on such date. See Note 4 “Transactions with Related Parties” of our consolidated financial statements included in this report.
(6)We have borrowed funds to make investments. The costs associated with such borrowings are indirectly borne by our shareholders. Interest payments on borrowed funds includes our interest expense based on borrowings under our $125 million 2026 Notes and our $30 million 2021 More Term Loan for the twelve months ended December 31, 2022, which pay interest at 4.5% and 5.2% per year, respectively. In addition, interest payments on borrowed funds includes our interest expense based on borrowings under our $675 million JPM Credit Facility, our $150 million UBS Facility and our $50 million 2022 More Term Loan for the twelve months ended December 31, 2022, which bore weighted average interest rates of 4.99%, 5.29% and 5.86%, respectively. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act. Our ability to incur additional leverage during 2023 depends, in large part, on our ability to locate additional debt financing on attractive terms or at all, and there is no guarantee we will do so or that such financing will be at the cost noted in the table above.
(7)Other expenses include accounting, legal and auditing fees as well as the reimbursement of the compensation of our chief financial officer, chief compliance officer and their respective staff and other administrative personnel and fees payable to our independent directors. The amount presented in the table includes the amounts incurred during 2022. There have been no “acquired fund fees and expenses.”

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to a capital gains incentive fee):	$102	$290	$459	$811

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

Assuming, however, that the incentive fee on capital gains under the investment advisory agreement is earned and payable and the subordinated incentive fee on income is not earned and payable the following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock:

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return solely from realized capital gains (all of which is subject to a capital gains incentive fee):	$111	$312	$490	$848

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
On October 5, 2021, shares of our common stock began trading on the NYSE under the ticker symbol “CION”. The Listing accomplished our goal of providing our shareholders with greatly enhanced liquidity. On February 26, 2023, our shares of common stock also listed and commenced trading on the TASE under the ticker symbol “CION”.
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
Recent Developments

Series A Notes
On February 28, 2023, we entered into the Deed of Trust with Mishmeret Trust Company Ltd., as trustee, under which we issued approximately $80.7 million in aggregate principal amount of our Series A Notes. The Series A Notes offering in Israel closed on February 28, 2023 and the Series A Notes listed and commenced trading on the TASE on February 28, 2023. After the deduction of fees and other offering expenses, we received net proceeds of approximately $77.9 million, which we intend to use to make investments in portfolio companies in accordance with our investment objectives and for working capital and general corporate purposes. The Series A Notes are rated A1.il by Midroog Ltd., an affiliate of Moody’s.
The Series A Notes will mature on August 31, 2026 and may be redeemed in whole or in part at our option at par plus a “make-whole” premium, if applicable, as set forth in the Deed of Trust. The Series A Notes bear interest at a rate equal to SOFR plus a credit spread of 3.82% per year, which will be paid quarterly on February 28, May 31, August 31, and November 30 of each year, commencing on May 31, 2023. The Series A Notes are our general unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the Series A Notes, rank pari passu with all our existing and future unsecured unsubordinated indebtedness, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of our status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525 million, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness in an outstanding aggregate principal amount of at least $50 million, certain judgments and orders, and certain events of bankruptcy.

Q1 2013 Regular Distribution

On March 13, 2023, our co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the first quarter of 2023 payable on March 31, 2023 to shareholders of record as of March 24, 2023.

Portfolio Investment Activity for the Years Ended December 31, 2022 and 2021

The following table summarizes our investment activity, excluding short term investments and PIK securities, for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
Net Investment Activity	2022	2021
Purchases and drawdowns
Senior secured first lien debt	$524,293	$868,031
Senior secured second lien debt	19,932	—
Unsecured debt	—	20,000
Equity	6,313	32,008
Sales and principal repayments	(469,760)	(827,958)
Net portfolio activity	$80,778	$92,081
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2022 and 2021:

	December 31, 2022
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,638,995	$1,579,512	90.3%
Senior secured second lien debt	41,036	38,769	2.2%
Collateralized securities and structured products - equity	2,687	1,179	0.1%
Unsecured debt	30,427	22,643	1.3%
Equity	79,595	107,058	6.1%
Subtotal/total percentage	1,792,740	1,749,161	100.0%
Short term investments(2)	10,869	10,869
Total investments	$1,803,609	$1,760,030
Number of portfolio companies			113
Average annual EBITDA of portfolio companies		$55.2 million
Median annual EBITDA of portfolio companies			$35.0 million
Purchased at a weighted average price of par			97.81%
Gross annual portfolio yield based upon the purchase price(3)			11.80%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of December 31, 2022 and 2021, excluding short term investments of $10,869 and $87,917, respectively:

	December 31, 2022			December 31, 2021
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,539,214	$1,477,630	84.5%	$1,454,429	$1,403,097	84.2%
Fixed interest rate investments	166,297	157,006	9.0%	176,326	172,162	10.3%
Non-income producing investments	76,061	104,619	6.0%	49,845	67,532	4.1%
Other income producing investments	11,168	9,906	0.5%	23,787	23,331	1.4%
Total investments	$1,792,740	$1,749,161	100.0%	$1,704,387	$1,666,122	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$336,055	19.2%	$240,316	14.4%
Healthcare & Pharmaceuticals	237,082	13.6%	250,049	15.0%
Media: Diversified & Production	134,927	7.7%	139,399	8.4%
Services: Consumer	115,849	6.6%	119,365	7.2%
Media: Advertising, Printing & Publishing	105,375	6.0%	94,610	5.7%
Diversified Financials	99,819	5.7%	101,032	6.1%
Retail	74,718	4.3%	56,726	3.4%
Energy: Oil & Gas	68,756	3.9%	32,164	1.9%
Chemicals, Plastics & Rubber	66,753	3.8%	109,860	6.6%
Consumer Goods: Durable	60,735	3.5%	58,124	3.5%
High Tech Industries	56,501	3.2%	65,544	3.9%
Consumer Goods: Non-Durable	47,886	2.8%	45,682	2.7%
Hotel, Gaming & Leisure	46,739	2.7%	50,855	3.0%
Construction & Building	46,007	2.6%	27,585	1.7%
Beverage, Food & Tobacco	45,396	2.6%	49,054	2.9%
Banking, Finance, Insurance & Real Estate	43,836	2.5%	40,634	2.4%
Capital Equipment	41,580	2.4%	82,795	5.0%
Aerospace & Defense	38,842	2.2%	38,279	2.3%
Containers, Packaging & Glass	19,551	1.1%	—	—
Telecommunications	18,302	1.1%	24,649	1.5%
Automotive	16,255	0.9%	14,367	0.9%
Metals & Mining	15,780	0.9%	10,927	0.7%
Transportation: Cargo	12,417	0.7%	14,106	0.8%
Subtotal/total percentage	1,749,161	100.0%	1,666,122	100.0%
Short term investments	10,869		87,917
Total investments	$1,760,030		$1,754,039
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2022 and 2021, our unfunded commitments amounted to $71,420 and $107,247, respectively. As of March 8, 2023, our unfunded commitments amounted to $61,841. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2022 and 2021, excluding short term investments of $10,869 and $87,917, respectively:

	December 31, 2022		December 31, 2021
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$24,450	1.4%	$47,221	2.8%
2	1,424,681	81.5%	1,373,509	82.5%
3	260,662	14.9%	233,223	14.0%
4	39,032	2.2%	8,201	0.5%
5	336	—	3,968	0.2%
	$1,749,161	100.0%	$1,666,122	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of March 8, 2023:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,540,952	89.8%
Senior secured second lien debt	38,768	2.3%
Collateralized securities and structured products - equity	1,179	0.1%
Unsecured debt	22,643	1.3%
Equity	110,821	6.5%
Subtotal/total percentage	1,714,363	100.0%
Short term investments(1)	100,513
Total investments	$1,814,876
Number of portfolio companies		110
Average annual EBITDA of portfolio companies	$55.2 million
Median annual EBITDA of portfolio companies	$35.0 million
Purchased at a weighted average price of par		96.47%
Gross annual portfolio yield based upon the purchase price(2)		11.89%
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
Results of Operations for the Years Ended December 31, 2022 and 2021
Our results of operations for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Investment income	$194,898	$157,348
Operating expenses and income taxes	106,693	83,041
Net investment income after taxes	88,205	74,307
Net realized (loss) gain on investments and foreign currency	(32,750)	840
Net change in unrealized (depreciation) appreciation on investments	(5,314)	43,617
Net increase in net assets resulting from operations	$50,141	$118,764
Investment Income
For the years ended December 31, 2022 and 2021, we generated investment income of $194,898 and $157,348, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 128 and 153 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $126,694, from $1,580,948 for the year ended December 31, 2021 to $1,707,642 for the year ended December 31, 2022. In addition, higher LIBOR and SOFR rates during the year ended December 31, 2022 compared to the year ended December 31, 2021 also contributed to the increase in interest income generated on our investments.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the years ended December 31, 2022 and 2021 was as follows:

	Years Ended December 31,
	2022	2021
Management fees	$27,361	$31,143
Administrative services expense	3,348	3,069
Subordinated incentive fee on income	18,710	6,875
General and administrative	7,278	9,805
Interest expense	49,624	31,807
Income tax expense, including excise tax	372	342
Total operating expenses and income taxes	$106,693	$83,041
The increase in interest expense was primarily the result of (a) higher average borrowings under our financing arrangements during the year ended December 31, 2022 compared to the year ended December 31, 2021, and (b) higher LIBOR and SOFR rates during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in subordinated incentive fee on income was primarily the result of entering into (i) the amended and restated investment advisory agreement in August 2021, which changed the calculation of the subordinated incentive fee to express the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of our net assets rather than adjusted capital, and (ii) the second amended and restated investment advisory agreement in October 2021, which reduced the hurdle rate applicable to the subordinated incentive fee. The decrease in management fees was also primarily due to entering into the second amended and restated investment advisory agreement in October 2021, which among other things, reduced the annual rate from 2.0% to 1.5%, and further to 1.0% of our average gross assets purchased with leverage resulting in our asset coverage ratio dropping below 200%.
The composition of our general and administrative expenses for the years ended December 31, 2022 and 2021 was as follows:

	Years Ended December 31,
	2022	2021
Professional fees	$1,778	$4,214
Transfer agent expense	1,124	1,290
Insurance expense	833	612
Valuation expense	821	904
Dues and subscriptions	791	411
Printing and marketing expense	708	990
Director fees and expenses	632	516
Accounting and administrative costs	524	759
Other expenses	67	109
Total general and administrative expense	$7,278	$9,805
The decrease in general and administrative expenses was primarily the result of lower nonrecurring professional fees incurred during the year ended December 31, 2021 associated with the Listing.
Net Investment Income After Taxes

Our net investment income after taxes totaled $88,205 and $74,307 for the years ended December 31, 2022 and 2021, respectively. The increase in net investment income was a result of an increase in our investment income during the year ended December 31, 2022 as compared to the year ended December 31, 2021, which was partially offset by an increase in our operating expenses during the same period, which was driven primarily by increases in the subordinated incentive fee on income and interest expense.
Net Realized (Loss) Gain on Investments and Foreign Currency
Our net realized (loss) gain on investments and foreign currency totaled $(32,750) and $840 for the years ended December 31, 2022 and 2021, respectively. This change was driven primarily by the write-off of certain investments during the year ended December 31, 2022 as compared to fewer investment write-offs during the year ended December 31, 2021.

Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled $(5,314) and $43,617 for the years ended December 31, 2022 and 2021, respectively. This change was driven primarily by the underperformance of certain investments during the year ended December 31, 2022, which was partially offset by the realization of previously unrealized losses due to the write-off of certain investments. This is compared to tightening credit spreads and increased multiples in equity markets during the year ended December 31, 2021 that positively impacted the fair value of certain of our investments.
Net Increase in Net Assets Resulting from Operations
For the years ended December 31, 2022 and 2021, we recorded a net increase in net assets resulting from operations of $50,141 and $118,764, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Years Ended December 31, 2021 and 2020

Our results of operations for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Investment income	$157,348	$163,842
Operating expenses and income taxes	83,041	85,114
Net investment income after taxes	74,307	78,728
Net realized gain (loss) on investments and foreign currency	840	(69,872)
Net change in unrealized appreciation (depreciation) on investments	43,617	(19,878)
Net increase (decrease) in net assets resulting from operations	$118,764	$(11,022)
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

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the years ended December 31, 2021 and 2020 was as follows:

	Years Ended December 31,
	2021	2020
Management fees	$31,143	$31,828
Administrative services expense	3,069	2,465
Subordinated incentive fee on income	6,875	7,631
General and administrative	9,805	6,085
Interest expense	31,807	36,837
Income tax expense, including excise tax	342	268
Total operating expenses and income taxes	$83,041	$85,114
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
Net Realized Gain (Loss) on Investments and Foreign Currency
Our net realized gain (loss) on investments and foreign currency totaled $840 and $(69,872) for the years ended December 31, 2021 and 2020, respectively. This change was driven primarily by fewer restructurings of our investments during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
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
Net Increase (Decrease) in Net Assets Resulting from Operations
For the year ended December 31, 2021, we recorded a net increase in net assets resulting from operations of $118,764 as compared to a net decrease in net assets resulting from operations of $(11,022) for the year ended December 31, 2020 as a result of our operating activity for the respective periods.
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

As of December 31, 2022 and 2021, our asset coverage ratio was 1.92 and 2.12, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

On September 15, 2022, our shareholders authorized us to issue shares of our common stock at prices below the then current NAV per share in one or more offerings for a 12-month period following such shareholder approval. As of the date of this report, we are not engaged in discussions to issue any such shares.

As of December 31, 2022, we had cash of $82,739 and short term investments of $10,869 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of December 31, 2022, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2022, we had $72 million available under our financing arrangements.

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

During the year ended December 31, 2022, we repurchased an aggregate of 1,658,956 shares under the 10b5-1 trading plan for an aggregate purchase price of $15,444, or an average purchase price of $9.31 per share.
From January 1, 2023 to March 8, 2023, we repurchased an aggregate of 281,938 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $3,044, or an average purchase price of $10.79 per share.

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
For an additional discussion of our RIC status, refer to Note 2 of our consolidated financial statements included in this report.

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
The following table presents distributions per share that were declared during the years ended December 31, 2022, 2021 and 2020:

	Distributions
Three Months Ended	Per Share(1)	Amount
2020
March 31, 2020 (thirteen record dates)	$0.3657	$20,793
June 30, 2020 (no record dates)	—	—
September 30, 2020 (two record dates)	0.1765	10,011
December 31, 2020 (four record dates)	0.5684	32,479
Total distributions for the year ended December 31, 2020	$1.1106	$63,283

2021
March 31, 2021 (three record dates)	$0.2648	$15,029
June 30, 2021 (three record dates)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530

2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	0.2800	15,949
September 30, 2022 (one record date)	0.3100	17,604
December 31, 2022 (two record dates)	0.5800	32,074
Total distributions for the year ended December 31, 2022	$1.4500	$81,575
(1)The per share distribution amount has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to the consolidated financial statements included in this report.

On March 13, 2023, our co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the first quarter of 2023 payable on March 31, 2023 to shareholders of record as of March 24, 2023. For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of December 31, 2022 and March 8, 2023, our aggregate outstanding borrowings under the JPM Credit Facility were $610,000 and $600,000, respectively, and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $65,000 and $75,000, respectively. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
UBS Facility
As of December 31, 2022 and March 8, 2023, our outstanding borrowings under the Amended UBS Facility were $142,500 and $125,000, respectively, and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $7,500 and $25,000, respectively. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
2026 Notes

As of December 31, 2022 and March 8, 2023, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2021 More Term Loan
As of December 31, 2022 and March 8, 2023, our outstanding borrowings under the 2021 More Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2021 More Term Loan. For a detailed discussion of our 2021 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2022 More Term Loan
As of December 31, 2022 and March 8, 2023, our outstanding borrowings under the 2022 More Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 More Term Loan. For a detailed discussion of our 2022 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.

Series A Notes

As of March 8, 2023, we had approximately $80,700 in aggregate principal amount of Series A Notes outstanding and there was no unfunded principal amount in connection with the Series A Notes. For a detailed discussion of our Series A Notes, refer to Note 16 to our consolidated financial statements included in this report.
Unfunded Commitments
As of December 31, 2022 and March 8, 2023, our unfunded commitments amounted to $71,420 and $61,841, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

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

Valuation Methods

With respect to investments for which market quotations are not readily available, CIM, as the valuation designee of our board of directors, undertakes a multi-step valuation process each quarter, as described below:
•our quarterly valuation process generally begins with each portfolio company or investment either being sent directly to an independent valuation firm or initially valued by certain of CIM’s investment professionals and certain members of its management team, with such valuation taking into account information received from various sources, including independent valuation firms, if applicable;
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

On April 27, 2022, we entered into the 2022 More Term Loan with More. See Note 8 to our consolidated financial statements for a more detailed description of the 2022 More Term Loan.

On February 28, 2023, we entered into a Deed of Trust with Mishmeret Trust Company Ltd., as trustee, pursuant to which we issued our Series A Notes. See Note 16 to our consolidated financial statements for a more detailed description of the Deed of Trust and the Series A Notes.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2022, 84.5% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of December 31, 2022, under the terms of the Third Amended JPM Credit Facility, advances bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.10% per year. Under the terms of the JPM First Amendment, additional advances of up to $100,000 bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.10% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR, plus a spread of 3.375% per year. Pursuant to the terms of the 2022 More Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Third Amended JPM Credit Facility (including the JPM First Amendment), the Amended UBS Facility or the 2022 More Term Loan in effect as of December 31, 2022:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(19,636)	(15.7)%
Down 200 basis points	(13,607)	(10.9)%
Down 100 basis points	(6,842)	(5.5)%
Down 50 basis points	(3,421)	(2.7)%
No change to current base rate (4.76% as of December 31, 2022)	—	—
Up 50 basis points	3,421	2.7%
Up 100 basis points	6,843	5.5%
Up 200 basis points	13,685	10.9%
Up 300 basis points	20,528	16.4%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes and the 2021 More Term Loan), our Series A Notes (which were issued on February 28, 2023), or the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 9.0% of our investments paid fixed interest rates as of December 31, 2022. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the net asset value of our common stock.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments” and Note 2 to our consolidated financial statements included in this report.

Inflation and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to rebound, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies' respective profit margins.

Credit markets continued to be under pressure during the second half of 2022 amid a risk-off environment and sustained macro-economic uncertainty due to record-high inflation, tighter financial conditions and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of CĪON Investment Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodians, loan agents or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Investments
As discussed in Note 2 to the financial statements, substantially all of the Company’s investments are recorded at fair value, which represents the price that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. Accounting principles generally accepted in the United States of America establish a three-tier fair value hierarchy that prioritizes and ranks the level of market price observability of inputs used by management in measuring the Company’s investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Investments valued using unobservable inputs are classified as Level 3 investments according to the fair value hierarchy discussed in Note 2 and may require significant management judgment or estimation, including the selection of valuation techniques and the inputs used in those valuation techniques, to estimate fair value. As discussed in Note 9 to the financial statements, the fair value of the Company’s investments classified as Level 3 investments was approximately $1.72 billion as of December 31, 2022.

We identified the valuation of Level 3 investments as a critical audit matter because of the management judgment necessary to select the valuation techniques used to estimate the fair value of the investments and to estimate the significant unobservable inputs used in those valuation techniques. Auditing management’s estimates and judgments involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists, due to the impact these estimates and judgments have on the fair value of the investments.

Our audit procedures related to estimates and judgments used by management to select the valuation techniques and unobservable inputs used in the estimation of the fair value of Level 3 investments included the following, among others:

•We obtained an understanding of the relevant controls related to management’s valuation of Level 3 investments and tested such controls for design and operating effectiveness, including those related to management’s selection of valuation techniques and estimates of significant unobservable inputs.
•We selected a sample of investments and evaluated the appropriateness of the valuation techniques used by management to value the Level 3 investments by considering the reasonableness of any significant changes in valuation techniques from prior periods, if applicable, and also, comparing to those used by market participants.
•For a sample of investments, we evaluated both the reasonableness of the significant unobservable inputs and the reasonableness of any significant changes in significant unobservable inputs from prior periods, when applicable, by comparing the unobservable inputs to external sources, including, but not limited to:
◦Historical operating results of the investee.
◦Available market data for comparable companies.
◦Subsequent events and transactions, where available.
•We tested both the source information used to determine the unobservable input and the mathematical accuracy of the calculation used to compute the unobservable input for a sample of investments.
•For a sample of investments, we utilized valuation specialists to perform the following procedures, among others:
◦Evaluate the appropriateness of management’s valuation techniques by comparing them to those used by a market participant.
◦Develop an independent range of certain unobservable inputs such as market yield, comparable financial performance multiples and discount rates, among others, and compared them to the assumptions used by management.
◦Develop an independent estimate of the fair value and compared our estimate to management’s estimate.
• We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to transactions subsequent to the measurement date, considering changes in market or investment specific factors, among others, when applicable.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

New York, New York
March 15, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited CĪON Investment Corporation's (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 15, 2023 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

New York, New York
March 15, 2023

CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,580,844 and $1,617,126, respectively)	$1,525,040	$1,581,124
Non-controlled, affiliated investments (amortized cost of $140,344 and $91,476, respectively)	143,876	81,490
Controlled investments (amortized cost of $82,421 and $83,702, respectively)	91,114	91,425
Total investments, at fair value (amortized cost of $1,803,609 and $1,792,304, respectively)	1,760,030	1,754,039
Cash	82,739	3,774
Interest receivable on investments	26,526	21,549
Receivable due on investments sold and repaid	1,016	2,854
Dividends receivable on controlled investments	1,275	—
Prepaid expenses and other assets	825	466
Total assets	$1,872,411	$1,782,682

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $6,178 and $7,628, respectively)	$951,322	$822,372
Payable for investments purchased	—	11,327
Accounts payable and accrued expenses	1,012	1,922
Interest payable	7,820	4,339
Accrued management fees	6,924	6,673
Accrued subordinated incentive fee on income	5,065	3,942
Accrued administrative services expense	1,703	1,595
Shareholder distribution payable	14,931	—
Total liabilities	988,777	852,170

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 55,299,484
and 56,958,440 shares issued and 55,299,484 and 56,958,440 shares outstanding, respectively	55	57
Capital in excess of par value	1,044,547	1,059,989
Accumulated distributable losses	(160,968)	(129,534)
Total shareholders' equity	883,634	930,512
Total liabilities and shareholders' equity	$1,872,411	$1,782,682
Net asset value per share of common stock at end of year	$15.98	$16.34

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Investment income
Non-controlled, non-affiliated investments
Interest income	$140,560	$119,792	$125,395
Paid-in-kind interest income	22,737	17,306	17,078
Fee income	9,019	5,927	4,393
Dividend income	103	366	331
Non-controlled, affiliated investments
Paid-in-kind interest income	6,204	3,160	2,082
Interest income	5,865	4,961	7,883
Fee income	525	—	150
Dividend income	79	5,576	3,012
Controlled investments
Interest income	6,049	—	—
Paid-in-kind interest income	2,482	260	—
Dividend income	1,275	—	3,518
Total investment income	194,898	157,348	163,842
Operating expenses
Management fees	27,361	31,143	31,828
Administrative services expense	3,348	3,069	2,465
Subordinated incentive fee on income	18,710	6,875	7,631
General and administrative	7,278	9,805	6,085
Interest expense	49,624	31,807	36,837
Total operating expenses	106,321	82,699	84,846
Net investment income before taxes	88,577	74,649	78,996
Income tax expense, including excise tax	372	342	268
Net investment income after taxes	88,205	74,307	78,728
Realized and unrealized (losses) gains
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	(11,217)	(4,100)	(69,687)
Non-controlled, affiliated investments	(21,530)	8,010	(211)
Controlled investments	—	(3,067)	—
Foreign currency	(3)	(3)	26
Net realized (losses) gains	(32,750)	840	(69,872)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(19,807)	25,566	1,110
Non-controlled, affiliated investments	13,523	7,261	(17,945)
Controlled investments	970	10,790	(3,043)
Net change in unrealized (depreciation) appreciation	(5,314)	43,617	(19,878)
Net realized and unrealized (losses) gains	(38,064)	44,457	(89,750)
Net increase (decrease) in net assets resulting from operations	$50,141	$118,764	$(11,022)
Per share information—basic and diluted(1)
Net increase (decrease) in net assets per share resulting from operations	$0.89	$2.09	$(0.19)
Net investment income per share	$1.56	$1.31	$1.39
Weighted average shares of common stock outstanding	56,556,510	56,808,960	56,817,920
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

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Changes in net assets from operations:
Net investment income	$88,205	$74,307	$78,728
Net realized (loss) gain on investments	(32,747)	843	(69,898)
Net realized (loss) gain on foreign currency	(3)	(3)	26
Net change in unrealized (depreciation) appreciation on investments	(5,314)	43,617	(19,878)
Net increase (decrease) in net assets resulting from operations	50,141	118,764	(11,022)
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(81,575)	(71,530)	(63,283)
Net decrease in net assets resulting from shareholders' distributions	(81,575)	(71,530)	(63,283)
Changes in net assets from capital share transactions:
Reinvestment of shareholders' distributions	—	15,489	23,298
Repurchase of common stock	(15,444)	(10,467)	(23,300)
Net (decrease) increase in net assets resulting from capital share transactions	(15,444)	5,022	(2)

Total (decrease) increase in net assets	(46,878)	52,256	(74,307)
Net assets at beginning of year	930,512	878,256	952,563
Net assets at end of year	$883,634	$930,512	$878,256
Net asset value per share of common stock at end of year(1)	$15.98	$16.34	$15.50
Shares of common stock outstanding at end of year(1)	55,299,484	56,958,440	56,646,867
(1) As discussed in Note 3, the Company completed a two-to-one reverse stock split, effective as of September 21, 2021. The shares outstanding used in the computation of net asset value per share reflect the reverse stock split on a retroactive basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020

Operating activities:
Net increase (decrease) in net assets resulting from operations	$50,141	$118,764	$(11,022)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discount on investments	(11,032)	(11,738)	(13,214)
Proceeds from principal repayment of investments	407,174	568,907	465,547
Purchase of investments	(550,538)	(920,039)	(359,633)
Paid-in-kind interest and dividends capitalized	(31,446)	(21,734)	(21,420)
Decrease (increase) in short term investments, net	77,048	(14,319)	(44,071)
Proceeds from sale of investments	62,586	259,050	77,630
Net realized loss (gain) on investments	32,747	(843)	69,898
Net change in unrealized depreciation (appreciation) on investments	5,314	(43,617)	19,878
Amortization of debt issuance costs	3,175	2,800	5,037
(Increase) decrease in due from counterparty	—	—	3,281
(Increase) decrease in interest receivable on investments	(2,821)	(4,400)	(1,137)
(Increase) decrease in dividends receivable on investments	(1,275)	45	1,061
(Increase) decrease in receivable due on investments sold and repaid	1,838	3,339	12,359
(Increase) decrease in prepaid expenses and other assets	(359)	1,322	(803)
Increase (decrease) in payable for investments purchased	(11,327)	11,194	(1,435)
Increase (decrease) in accounts payable and accrued expenses	(910)	1,228	(121)
Increase (decrease) in interest payable	3,481	1,839	(663)
Increase (decrease) in accrued management fees	251	(995)	(1,201)
Increase (decrease) in accrued administrative services expense	108	330	48
Increase (decrease) in subordinated incentive fee on income payable	1,123	(381)	(1,289)
Net cash provided by (used in) operating activities	35,278	(49,248)	198,730
Financing activities:
Repurchase of common stock	(15,444)	(10,467)	(23,300)
Shareholders' distributions paid	(66,644)	(56,041)	(39,985)
Repayments under financing arrangements	—	(171,000)	(602,194)
Borrowings under financing arrangements	127,500	276,000	486,153
Debt issuance costs paid	(1,725)	(5,384)	(5,625)
Net cash provided by (used in) financing activities	43,687	33,108	(184,951)
Net increase (decrease) in cash and restricted cash	78,965	(16,140)	13,779
Cash and restricted cash, beginning of year	3,774	19,914	6,135
Cash and restricted cash, end of year	$82,739	$3,774	$19,914

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,930	$27,129	$32,403
Supplemental non-cash financing activities:
Reinvestment of shareholders' distributions	$—	$15,489	$23,298
Restructuring of portfolio investment	$50,554	$5,455	$91,326
Cash interest receivable exchanged for additional securities	$—	$1,304	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 178.8%
Adapt Laser Acquisition, Inc.(t)(x)	L+1200, 1.00% LIBOR Floor	12/31/2023	Capital Equipment	$11,047	$11,048	$10,329
Adapt Laser Acquisition, Inc.(t)(x)	L+1200, 1.00% LIBOR Floor	12/31/2023	Capital Equipment	2,072	2,072	1,875
AHF Parent Holding, Inc.(n)(aa)	S+625, 0.75% SOFR Floor	2/1/2028	Construction & Building	2,944	2,891	2,771
Allen Media, LLC(n)(aa)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,863	8,793	8,420
ALM Media, LLC(m)(n)(x)	L+650, 1.00% LIBOR Floor	11/25/2024	Media: Advertising, Printing & Publishing	17,000	16,855	17,000
American Clinical Solutions LLC(m)(t)(w)	L+700, 1.00% LIBOR Floor	12/31/2024	Healthcare & Pharmaceuticals	4,250	4,250	4,122
American Consolidated Natural Resources, Inc.(m)(t)(x)	L+1600, 1.00% LIBOR Floor	9/16/2025	Metals & Mining	47	35	47
American Health Staffing Group, Inc.(m)(y)	L+600, 1.00% LIBOR Floor	11/19/2026	Services: Business	16,542	16,407	16,542
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	3,333	(26)	—
American Teleconferencing Services, Ltd.(o)(q)	0.50% Unfunded	1/31/23	Telecommunications	235	—	—
American Teleconferencing Services, Ltd.(q)	Prime+550	1/31/23	Telecommunications	3,116	3,116	156
Analogic Corp.(m)(n)(x)	L+525, 1.00% LIBOR Floor	6/21/2024	Healthcare & Pharmaceuticals	4,850	4,823	4,795
Ancile Solutions, Inc.(m)(t)(x)	L+1000, 1.00% LIBOR Floor	6/11/2026	High Tech Industries	11,967	11,681	11,608
Anthem Sports & Entertainment Inc.(m)(t)(x)	L+950, 1.00% LIBOR Floor	11/15/2026	Media: Diversified & Production	36,914	36,749	35,161
Anthem Sports & Entertainment Inc.(x)	L+950, 1.00% LIBOR Floor	11/15/2026	Media: Diversified & Production	3,000	3,000	2,857
Anthem Sports & Entertainment Inc.	0.50% Unfunded	11/15/2026	Media: Diversified & Production	167	—	(8)
Appalachian Resource Company, LLC(w)	L+500, 1.00% LIBOR Floor	9/10/2023	Metals & Mining	11,137	10,625	10,733
Appalachian Resource Company, LLC(w)	L+1000, 1.00% LIBOR Floor	9/10/2023	Metals & Mining	5,000	5,000	5,000
Archer Systems, LLC(m)(z)	S+650, 1.00% SOFR Floor	8/11/2027	Services: Business	18,095	17,922	17,937
Archer Systems, LLC	0.50% Unfunded	8/11/2027	Services: Business	1,905	(18)	(17)
Associated Asphalt Partners, LLC(m)(n)(w)	L+525, 1.00% LIBOR Floor	4/5/2024	Construction & Building	14,221	14,051	10,994
Atlas Supply LLC	11.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	4,950
Avison Young (USA) Inc.(h)(m)(w)	S+575, 0.00% SOFR Floor	1/31/2026	Banking, Finance, Insurance & Real Estate	2,665	2,638	2,505
BDS Solutions Intermediateco, LLC(m)(aa)	S+625, 1.00% SOFR Floor	2/7/2027	Services: Business	17,822	17,535	17,466
BDS Solutions Intermediateco, LLC(aa)	S+625, 1.00% SOFR Floor	2/7/2027	Services: Business	859	802	842
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	1,998	—	(40)
Berlitz Holdings, Inc.(r)(z)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	13,800	12,992	13,179
Bradshaw International Parent Corp.(m)(w)	L+ 575, 1.00% LIBOR Floor	10/21/2027	Consumer Goods: Durable	13,024	12,746	12,650
Bradshaw International Parent Corp.	0.50% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(36)	(53)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cabi, LLC(m)(z)	S+950, 1.00% SOFR Floor	2/28/2027	Retail	22,073	21,772	21,742
Cadence Aerospace, LLC(m)(n)(t)(x)	L+850, 1.00% LIBOR Floor	11/14/2023	Aerospace & Defense	39,383	39,225	38,842
Carestream Health, Inc.(n)(r)(z)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	7,596	7,596	7,539
CB URS Holdings Corp.(m)(x)	L+575, 1.00% LIBOR Floor	9/1/2024	Transportation: Cargo	14,826	14,801	12,417
Celerity Acquisition Holdings, LLC(m)(x)	L+850, 1.00% LIBOR Floor	5/28/2026	Services: Business	14,775	14,775	14,590
Cennox, Inc.(m)(x)	L+600, 1.00% LIBOR Floor	5/4/2026	Services: Business	22,509	22,509	22,425
Cennox, Inc.(n)(x)	L+600, 1.00% LIBOR Floor	5/4/2026	Services: Business	11,787	11,730	11,743
Cennox, Inc.	L+600, 1.00% LIBOR Floor	5/4/2026	Services: Business	2,614	2,614	2,604
Cennox, Inc.	1.00% Unfunded	8/11/2023	Services: Business	7,193	—	(27)
Cennox, Inc.	0.50% Unfunded	5/4/2026	Services: Business	373	—	(1)
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	60,348	60,348	60,348
CircusTrix Holdings, LLC(m)(n)(w)	L+550, 1.00% LIBOR Floor	1/16/2024	Hotel, Gaming & Leisure	26,824	26,782	26,824
CircusTrix Holdings, LLC(m)(w)	L+550, 1.00% LIBOR Floor	1/16/2024	Hotel, Gaming & Leisure	2,737	2,715	2,737
CircusTrix Holdings, LLC(m)(w)	L+550, 1.00% LIBOR Floor	7/16/2023	Hotel, Gaming & Leisure	1,560	1,525	1,862
Community Tree Service, LLC(m)(aa)	S+850, 1.00% SOFR Floor	6/17/2027	Construction & Building	12,469	12,469	12,219
Country Fresh Holdings, LLC(q)(x)	L+500, 1.00% LIBOR Floor	4/29/2023	Beverage, Food & Tobacco	877	765	92
Country Fresh Holdings, LLC(q)(x)	L+500, 1.00% LIBOR Floor	4/29/2023	Beverage, Food & Tobacco	355	316	37
Coyote Buyer, LLC(m)(n)(x)	L+600, 1.00% LIBOR Floor	2/6/2026	Chemicals, Plastics & Rubber	34,038	33,861	33,612
Coyote Buyer, LLC(n)(x)	L+800, 1.00% LIBOR Floor	8/6/2026	Chemicals, Plastics & Rubber	6,125	6,041	6,125
Coyote Buyer, LLC	0.50% Unfunded	2/6/2025	Chemicals, Plastics & Rubber	2,500	—	(31)
Critical Nurse Staffing, LLC(m)(x)	L+600, 1.00% LIBOR Floor	11/1/2026	Healthcare & Pharmaceuticals	12,928	12,928	12,928
Critical Nurse Staffing, LLC(x)	L+600, 1.00% LIBOR Floor	11/1/2026	Healthcare & Pharmaceuticals	999	999	999
Critical Nurse Staffing, LLC(w)	L+600, 1.00% LIBOR Floor	11/1/2026	Healthcare & Pharmaceuticals	300	300	300
Critical Nurse Staffing, LLC	1.00% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	4,899	—	—
Critical Nurse Staffing, LLC	0.50% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	700	—	—
David's Bridal, LLC(m)(t)(x)	L+1000, 1.00% LIBOR Floor	5/23/2024	Retail	13,000	12,744	13,130
David's Bridal, LLC(t)(x)	L+1000, 1.00% LIBOR Floor	5/23/2024	Retail	5,357	5,357	5,210
David's Bridal, LLC(t)(x)	L+1000, 1.00% LIBOR Floor	12/23/2024	Retail	5,936	5,717	2,256
David's Bridal, LLC(q)(t)(w)	L+700, 1.00% LIBOR Floor	12/31/2024	Retail	845	795	51
Deluxe Entertainment Services, Inc.(m)(q)(r)(t)(x)	L+650, 1.00% LIBOR Floor	3/25/2024	Media: Diversified & Production	2,664	2,624	246
Dermcare Management, LLC(m)(z)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,356	9,178	9,297
Dermcare Management, LLC(z)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	3,540	3,458	3,518
Dermcare Management, LLC	Prime+500	4/22/2028	Healthcare & Pharmaceuticals	179	179	178
Dermcare Management, LLC	0.50% Unfunded	10/22/2023	Healthcare & Pharmaceuticals	698	—	(4)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Dermcare Management, LLC	0.50% Unfunded	4/22/2028	Healthcare & Pharmaceuticals	1,164	—	(7)
DMT Solutions Global Corp.(n)(u)	L+750, 1.00% LIBOR Floor	7/2/2024	Services: Business	3,974	3,942	3,766
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(z)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,944	2,891	2,794
Entertainment Studios P&A LLC(m)(x)(aa)	S+850, 1.00% SOFR Floor	9/28/2027	Media: Diversified & Production	24,000	23,907	23,940
Entertainment Studios P&A LLC(j)	5.00%	5/18/2037	Media: Diversified & Production	—	—	1,654
Flatworld Intermediate Corp.(n)(z)	S+600, 1.00% SOFR Floor	10/3/2027	Services: Business	25,135	25,135	25,135
Flatworld Intermediate Corp.	0.50% Unfunded	10/3/2027	Services: Business	5,865	—	—
FuseFX, LLC(m)(n)(w)	S+575, 1.00% SOFR Floor	10/1/2024	Media: Diversified & Production	19,795	19,663	19,647
Fusion Connect Inc.(m)(t)(x)	L+850, 1.00% LIBOR Floor	1/18/2027	High Tech Industries	19,626	19,141	19,626
Future Pak, LLC(m)(w)	L+1000, 2.00% LIBOR Floor	7/2/2024	Healthcare & Pharmaceuticals	24,169	24,169	23,776
Gold Medal Holdings, Inc.(m)(aa)	S+700, 1.00% SOFR Floor	3/17/2027	Services: Business	14,759	14,628	14,575
GSC Technologies Inc.(r)(w)	L+500, 1.00% LIBOR Floor	9/30/2025	Chemicals, Plastics & Rubber	2,404	2,322	2,064
GSC Technologies Inc.(r)(t)(w)	L+500, 1.00% LIBOR Floor	9/30/2025	Chemicals, Plastics & Rubber	915	882	388
GSC Technologies Inc.(r)(t)(x)	L+1000, 1.00% LIBOR Floor	9/30/2025	Chemicals, Plastics & Rubber	154	154	154
H.W. Lochner, Inc.(m)(x)	L+575, 1.00% LIBOR Floor	7/2/2027	Construction & Building	8,850	8,779	8,850
H.W. Lochner, Inc.(m)(aa)	S+675, 1.00% SOFR Floor	7/2/2027	Construction & Building	7,457	7,234	7,233
H.W. Lochner, Inc.(x)	L+575, 1.00% LIBOR Floor	7/2/2027	Construction & Building	775	765	775
H.W. Lochner, Inc.	0.50% Unfunded	7/2/2027	Construction & Building	225	—	—
Harland Clarke Holdings Corp. (m)(x)	S+775, 1.00% SOFR Floor	6/16/2026	Services: Business	9,186	9,177	7,625
Heritage Power, LLC(x)	L+600, 1.00% LIBOR Floor	7/30/2026	Energy: Oil & Gas	8,622	6,837	4,527
Hilliard, Martinez & Gonzales, LLP(m)(t)(w)	L+1200, 2.00% LIBOR Floor	12/17/2023	Services: Consumer	21,798	21,736	21,798
Hollander Intermediate LLC(m)(w)(aa)	S+875, 2.00% SOFR Floor	9/19/2026	Consumer Goods: Durable	17,358	16,915	16,794
Homer City Generation, L.P.(m)(t)	15.00%	4/5/2023	Energy: Oil & Gas	11,782	12,078	9,308
Homer City Generation, L.P.	17.00%	5/31/2023	Energy: Oil & Gas	1,000	1,000	1,000
Homer City Generation, L.P.(o)	0.00% Unfunded	1/29/2023	Energy: Oil & Gas	3,000	—	—
Hudson Hospital Opco, LLC(m)(n)(aa)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	1,700	1,667	1,673
HUMC Holdco, LLC(m)(aa)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	7,933	7,933	7,933
HW Acquisition, LLC	Prime+500	9/28/2026	Capital Equipment	733	711	686
HW Acquisition, LLC(m)	Prime+500	9/28/2026	Capital Equipment	18,876	18,725	17,649
HW Acquisition, LLC	0.50% Unfunded	9/28/2026	Capital Equipment	2,200	—	(143)
ICA Foam Holdings, LLC(m)(aa)	S+675, 1.00% SOFR Floor	11/5/2025	Containers, Packaging & Glass	19,950	19,567	19,551
IJKG Opco LLC(m)(n)(aa)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	729	714	718
Independent Pet Partners Intermediate Holdings, LLC(t)	6.00%	11/20/2023	Retail	10,934	10,906	10,169
Independent Pet Partners Intermediate Holdings, LLC(t)	Prime+550	2/27/2023	Retail	2,238	2,238	2,216
Independent Pet Partners Intermediate Holdings, LLC(t)(aa)	S+1000, 1.00% SOFR Floor	2/27/2023	Retail	473	459	473
Independent Pet Partners Intermediate Holdings, LLC(t)(x)	L+650, 0.00% LIBOR Floor	2/27/2023	Retail	281	281	278

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
InfoGroup Inc.(m)(n)(x)	L+500, 1.00% LIBOR Floor	4/3/2023	Media: Advertising, Printing & Publishing	15,270	15,269	15,270
Inotiv, Inc.(m)(x)	S+625, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	16,351	16,094	15,738
Instant Web, LLC(m)(n)(r)(t)(w)	L+700, 1.00% LIBOR Floor	2/25/2027	Media: Advertising, Printing & Publishing	39,812	39,802	28,167
Instant Web, LLC(r)	Prime+375	2/25/2027	Media: Advertising, Printing & Publishing	458	458	469
Instant Web, LLC(r)(x)	L+650, 1.00% LIBOR Floor	2/25/2027	Media: Advertising, Printing & Publishing	321	321	321
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	2,383	—	—
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	3,246	—	—
Invincible Boat Company LLC(m)(x)	L+650, 1.50% LIBOR Floor	8/28/2025	Consumer Goods: Durable	13,536	13,444	13,469
Invincible Boat Company LLC(x)	L+650, 1.50% LIBOR Floor	8/28/2025	Consumer Goods: Durable	239	239	238
Invincible Boat Company LLC	0.50% Unfunded	8/28/2025	Consumer Goods: Durable	559	—	(3)
INW Manufacturing, LLC(n)(x)	L+575, 0.75% LIBOR Floor	3/25/2027	Services: Business	18,750	18,317	17,766
Ironhorse Purchaser, LLC(n)(aa)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	7,125	7,056	7,054
Ironhorse Purchaser, LLC(aa)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	388	380	384
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	429	—	(4)
Ironhorse Purchaser, LLC	1.00% Unfunded	9/30/2024	Services: Business	2,041	(20)	(20)
Isagenix International, LLC(m)(x)	L+775, 1.00% LIBOR Floor	6/14/2025	Beverage, Food & Tobacco	16,229	15,103	13,774
Jenny C Acquisition, Inc.(q)(x)	L+900, 1.75% LIBOR Floor	10/1/2024	Services: Consumer	11,789	11,745	9,241
JP Intermediate B, LLC(m)(x)	L+550, 1.00% LIBOR Floor	11/20/2025	Beverage, Food & Tobacco	13,438	13,296	9,809
K&N Parent, Inc.(x)	L+675, 1.00% LIBOR Floor	10/20/2023	Consumer Goods: Durable	13,090	12,898	12,435
K&N Parent, Inc.(aa)	S+800, 1.00% SOFR Floor	2/15/2023	Consumer Goods: Durable	1,200	1,152	1,220
Klein Hersh, LLC(m)(z)	S+852, 0.50% SOFR Floor	4/27/2027	Services: Business	19,766	19,766	19,667
KNB Holdings Corp.(m)(n)(q)(y)	L+550, 1.00% LIBOR Floor	4/26/2024	Consumer Goods: Durable	7,634	7,387	3,321
LaserAway Intermediate Holdings II, LLC(m)(x)	L+575, 0.75% LIBOR Floor	10/12/2027	Services: Consumer	3,375	3,319	3,316
LAV Gear Holdings, Inc.(m)(n)(aa)	S+550, 1.00% SOFR Floor	10/31/2024	Services: Business	27,854	27,625	27,366
LAV Gear Holdings, Inc.(m)(n)(aa)	S+550, 1.00% SOFR Floor	10/31/2024	Services: Business	4,569	4,544	4,489
LGC US Finco, LLC(m)(w)	L+650, 1.00% LIBOR Floor	12/20/2025	Capital Equipment	11,515	11,263	11,184
Lift Brands, Inc.(m)(n)(r)(w)	L+750, 1.00% LIBOR Floor	6/29/2025	Services: Consumer	23,287	23,287	23,287
Lift Brands, Inc.(m)(n)(r)	9.50%	6/29/2025	Services: Consumer	5,556	5,490	5,154
Lift Brands, Inc.(m)(n)(r)	(p)	6/29/2025	Services: Consumer	5,296	4,947	4,732
Longview Power, LLC(r)(x)	L+1000, 1.50% LIBOR Floor	7/30/2025	Energy: Oil & Gas	2,073	1,390	2,348
MacNeill Pride Group Corp.(m)(aa)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	17,804	17,702	17,448
MacNeill Pride Group Corp.(m)(aa)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	7,910	7,836	7,751
MacNeill Pride Group Corp.	1.00% Unfunded	4/30/2024	Services: Consumer	2,017	—	(40)
Manus Bio Inc.	11.00%	8/20/2026	Healthcare & Pharmaceuticals	14,213	14,128	14,212
Marble Point Credit Management LLC(x)	L+600, 1.00% LIBOR Floor	8/11/2028	Diversified Financials	6,089	5,985	6,089
Marble Point Credit Management LLC(x)	L+600, 1.00% LIBOR Floor	8/11/2028	Diversified Financials	1,437	1,418	1,437
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Mimeo.com, Inc.(x)	L+700, 1.00% LIBOR Floor	12/21/2024	Media: Advertising, Printing & Publishing	22,328	22,328	22,161
Mimeo.com, Inc.(x)	L+700, 1.00% LIBOR Floor	12/21/2024	Media: Advertising, Printing & Publishing	2,256	2,256	2,239
Mimeo.com, Inc.	1.00% Unfunded	12/21/2024	Media: Advertising, Printing & Publishing	3,000	—	(23)
Moss Holding Company(m)(n)(aa)	S+625, 1.00% SOFR Floor	4/17/2024	Services: Business	19,576	19,500	19,185
Moss Holding Company	6.25% Unfunded	4/17/2024	Services: Business	106	—	(2)
Moss Holding Company	0.50% Unfunded	4/17/2024	Services: Business	2,126	—	(43)
Neptune Flood Inc.(m)(x)	L+600, 1.00% LIBOR Floor	10/21/2026	Banking, Finance, Insurance & Real Estate	7,789	7,742	7,867
NewsCycle Solutions, Inc.(m)(n)(x)	S+700, 1.00% SOFR Floor	12/29/2023	Media: Advertising, Printing & Publishing	12,444	12,432	12,444
NWN Parent Holdings LLC(m)(x)	S+800, 1.00% SOFR Floor	5/7/2026	High Tech Industries	12,755	12,664	12,643
NWN Parent Holdings LLC(x)	S+800, 1.00% SOFR Floor	5/7/2026	High Tech Industries	810	798	803
NWN Parent Holdings LLC	0.50% Unfunded	5/7/2026	High Tech Industries	90	—	(1)
OpCo Borrower, LLC(m)(z)	S+650, 1.00% SOFR Floor	8/19/2027	Healthcare & Pharmaceuticals	11,387	11,268	11,387
OpCo Borrower, LLC(z)	S+650, 1.00% SOFR Floor	8/19/2027	Healthcare & Pharmaceuticals	208	208	208
OpCo Borrower, LLC	0.50% Unfunded	8/19/2027	Healthcare & Pharmaceuticals	833	—	—
Optio Rx, LLC(m)(n)(w)	L+700, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	15,929	15,892	15,749
Optio Rx, LLC(n)(w)	L+1000, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	2,515	2,504	2,615
Pentec Acquisition Corp.(m)(w)	L+600, 1.00% LIBOR Floor	10/8/2026	Healthcare & Pharmaceuticals	24,750	24,551	24,750
PH Beauty Holdings III. Inc.(m)(x)	L+500, 0.00% LIBOR Floor	9/28/2025	Consumer Goods: Non-Durable	9,575	9,195	8,677
Playboy Enterprises, Inc.(h)(n)(x)	L+625, 0.50% LIBOR Floor	5/25/2027	Consumer Goods: Non-Durable	25,202	24,729	24,257
Project Castle, Inc.(m)(aa)	S+550, 0.50% SOFR Floor	6/1/2029	Services: Business	9,975	8,979	8,117
RA Outdoors, LLC(m)(aa)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	10,979	10,979	10,938
RA Outdoors, LLC	0.50% Unfunded	4/8/2026	Media: Diversified & Production	1,049	(170)	(1)
Retail Services WIS Corp.(m)(x)	L+775, 1.00% LIBOR Floor	5/20/2025	Services: Business	9,548	9,374	9,357
Robert C. Hilliard, L.L.P.(m)(t)(w)	L+1200, 2.00% LIBOR Floor	12/17/2023	Services: Consumer	1,815	1,815	1,815
Rogers Mechanical Contractors, LLC(m)(t)(aa)	S+800, 1.00% SOFR Floor	9/9/2025	Services: Business	16,365	16,365	16,324
Rogers Mechanical Contractors, LLC(t)(aa)	S+800, 1.00% SOFR Floor	9/9/2025	Services: Business	962	962	959
Rogers Mechanical Contractors, LLC	1.00% Unfunded	4/28/2023	Services: Business	962	—	(2)
Rogers Mechanical Contractors, LLC	0.75% Unfunded	9/9/2025	Services: Business	2,404	—	(6)
RumbleOn, Inc.(m)(x)	L+825, 1.00% LIBOR Floor	8/31/2026	Automotive	13,284	12,497	12,554
RumbleOn, Inc.(x)	L+825, 1.00% LIBOR Floor	8/31/2026	Automotive	4,019	3,976	3,798
RumbleOn, Inc.(o)	0.00% Unfunded	2/28/2023	Automotive	1,775	—	(98)
Securus Technologies Holdings, Inc.(m)(x)	L+450, 1.00% LIBOR Floor	11/1/2024	Telecommunications	3,868	3,383	3,848
Sequoia Healthcare Management, LLC(m)(n)(q)	12.75%	11/4/2023	Healthcare & Pharmaceuticals	8,525	8,457	10,209
Service Compression, LLC(m)(t)(aa)	S+1000, 1.00% SOFR Floor	5/6/2027	Energy: Oil & Gas	22,975	22,622	22,803
Service Compression, LLC(aa)	S+1000, 1.00% SOFR Floor	5/6/2027	Energy: Oil & Gas	3,151	3,044	3,127

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Service Compression, LLC	0.50% Unfunded	5/6/2025	Energy: Oil & Gas	4,186	—	(31)
Sleep Opco, LLC(m)(x)	L+650, 1.00% LIBOR Floor	10/12/2026	Retail	13,779	13,568	13,641
Sleep Opco, LLC	0.50% Unfunded	10/12/2026	Retail	1,750	(27)	(18)
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	5/29/2023	Healthcare & Pharmaceuticals	13,401	13,385	9,649
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	5/29/2023	Healthcare & Pharmaceuticals	1,191	1,191	816
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	5/29/2023	Healthcare & Pharmaceuticals	766	677	521
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	5/29/2023	Healthcare & Pharmaceuticals	727	727	498
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	5/29/2023	Healthcare & Pharmaceuticals	607	536	446
STATinMED, LLC(r)(t)(z)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	9,222	9,222	9,107
STATinMED, LLC(r)(t)(z)	S+950, 2.00% SOFR Floor	3/31/2023	Healthcare & Pharmaceuticals	156	153	156
STATinMED, LLC(o)(r)	0.00% Unfunded	3/31/2023	Healthcare & Pharmaceuticals	156	—	—
Thrill Holdings LLC(m)(aa)	S+650, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	20,394	20,394	20,292
Thrill Holdings LLC	1.00% Unfunded	5/27/2024	Media: Diversified & Production	3,261	—	(16)
Thrill Holdings LLC(aa)	S+650, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	1,739	1,739	1,730
Trademark Global, LLC(t)(w)	L+750, 1.00% LIBOR Floor	7/30/2024	Consumer Goods: Non-Durable	15,355	15,310	14,952
Trammell, P.C.(t)(z)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	14,201	14,201	14,147
USALCO, LLC(m)(x)	L+600, 1.00% LIBOR Floor	10/19/2027	Chemicals, Plastics & Rubber	24,750	24,539	24,441
Vesta Holdings, LLC(m)(t)	P+900	2/25/2024	Banking, Finance, Insurance & Real Estate	21,071	21,071	19,938
Vesta Holdings, LLC(m)(aa)	S+1000, 1.00% SOFR Floor	3/12/2023	Banking, Finance, Insurance & Real Estate	10,392	10,159	10,392
Vesta Holdings, LLC(t)	P+900	2/25/2024	Banking, Finance, Insurance & Real Estate	838	838	793
Volta Charging, LLC(m)	12.00%	6/19/2024	Media: Diversified & Production	5,621	5,617	6,506
Volta Charging, LLC(m)	12.00%	6/19/2024	Media: Diversified & Production	1,500	1,499	1,736
Williams Industrial Services Group, Inc.(n)(t)(x)	L+900, 1.00% LIBOR Floor	12/16/2025	Services: Business	7,173	7,173	7,182
Wok Holdings Inc.(m)(x)	L+650, 0.00% LIBOR Floor	3/1/2026	Beverage, Food & Tobacco	25,105	24,335	21,684
WorkGenius, Inc.(m)(aa)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	12,938	12,937	12,938
WorkGenius, Inc.	0.50% Unfunded	6/7/2027	Services: Business	750	(15)	—
Xenon Arc, Inc.(m)(x)	L+525, 0.75% LIBOR Floor	12/17/2027	High Tech Industries	6,915	6,846	6,846
Yak Access, LLC(m)	L+400, 0.00% LIBOR Floor	7/11/2025	Construction & Building	4,925	3,299	3,165
Total Senior Secured First Lien Debt					1,638,995	1,579,512
Senior Secured Second Lien Debt - 4.4%
Global Tel*Link Corp.(n)(aa)	S+1000, 0.00% SOFR Floor	11/29/2026	Telecommunications	11,500	11,378	11,414
OpCo Borrower, LLC(m)	12.50%	2/19/2028	Healthcare & Pharmaceuticals	12,500	11,659	11,312
RA Outdoors, LLC(m)(aa)	S+900, 1.00% SOFR Floor	10/8/2026	Media: Diversified & Production	1,827	1,827	1,825
Securus Technologies Holdings, Inc.(x)	L+825, 1.00% LIBOR Floor	11/1/2025	Telecommunications	2,942	2,926	2,884
TMK Hawk Parent, Corp.(x)	L+800, 1.00% LIBOR Floor	8/28/2025	Services: Business	13,393	13,246	11,334
Total Senior Secured Second Lien Debt					41,036	38,769

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Portfolio Company(a)	Interest	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Collateralized Securities and Structured Products - Equity - 0.1%
APIDOS CLO XVI Subordinated Notes(g)(h)	0.00% Estimated Yield	1/19/2025	Diversified Financials	9,000	1,246	71
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)	19.30% Estimated Yield	4/15/2025	Diversified Financials	4,000	1,441	1,108
Total Collateralized Securities and Structured Products - Equity					2,687	1,179
Unsecured Debt - 2.6%
Lucky Bucks Holdings LLC(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	22,860	22,860	15,316
WPLM Acquisition Corp.(t)	15.00%	11/24/2025	Media: Advertising, Printing & Publishing	7,623	7,567	7,327
Total Unsecured Debt					30,427	22,643
Equity - 12.1%
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(r)			Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(o)			Energy: Oil & Gas	511,255 Units	1,642	1,235
Ascent Resources - Marcellus, LLC, Warrants(o)			Energy: Oil & Gas	132,367 Units	13	3
Carestream Health Holdings Inc., Common Stock(o)(r)			Healthcare & Pharmaceuticals	613,262 Units	21,758	21,544
CF Arch Holdings LLC, Class A Units(o)			Services: Business	380,952 Units	381	442
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(o)(s)			Diversified Financials	22,072,841 Units	22,073	30,766
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(o)(s)			Diversified Financials	NA	—	—
DBI Investors, Inc., Series A1 Preferred Stock(o)			Retail	20,000 Units	802	28
DBI Investors, Inc., Series A2 Preferred Stock(o)			Retail	1,733 Units	—	2
DBI Investors, Inc., Series A Preferred Stock(o)			Retail	1,396 Units	140	2
DBI Investors, Inc., Series B Preferred Stock(o)			Retail	4,183 Units	410	2
DBI Investors, Inc., Common Stock(o)			Retail	39,423 Units	—	—
DBI Investors, Inc., Reallocation Rights(o)			Retail	7,500 Units	—	—
FWS Parent Holdings, LLC. Class A Membership Interests(o)			Services: Business	35,242 Units	800	742
GSC Technologies Inc., Common Shares(o)(r)			Chemicals, Plastics & Rubber	807,268 Units	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(o)			Retail	1,000,000 Units	1,000	60
Independent Pet Partners Intermediate Holdings, LLC, Class B-2 Preferred Units(m)(o)			Retail	2,632,771 Units	2,133	3,238
Independent Pet Partners Intermediate Holdings, LLC, Class C Preferred Units(m)(o)			Retail	2,632,771 Units	2,633	2,238
Independent Pet Partners Intermediate Holdings, LLC, Warrants(o)			Retail	155,880 Units	—	—
Instant Web Holdings, LLC, Class A Common Units(o)(r)			Media: Advertising, Printing & Publishing	10,819 Units	—	—
Language Education Holdings GP LLC, Common Units(o)(r)			Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(o)(r)			Services: Business	366,667 Units	825	1,173
Longview Intermediate Holdings C, LLC, Membership Units(o)(r)			Energy: Oil & Gas	653,989 Units	2,704	23,995
Mount Logan Capital Inc., Common Stock(f)(h)(r)			Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	2,341
New Giving Acquisition, Inc., Warrants(o)			Healthcare & Pharmaceuticals	4,630 Units	633	786
NS NWN Acquisition, LLC, Class A Preferred Units(o)			High Tech Industries	111 Units	110	909
NS NWN Acquisition, LLC, Common Equity(o)			High Tech Industries	346 Units	393	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
NS NWN Holdco LLC, Non-Voting Units(o)		High Tech Industries	522 Units	504	200
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(o)		Consumer Goods: Durable	1,575 Units	1,000	664
Palmetto Clean Technology, Inc., Warrants(o)		High Tech Industries	724,112 Units	471	3,867
RumbleOn, Inc., Warrants(o)		Automotive	60,606 Units	927	1
Service Compression, LLC, Warrants(o)		Energy: Oil & Gas	N/A	509	441
Snap Fitness Holdings, Inc., Class A Common Stock(o)(r)		Services: Consumer	9,858 Units	3,078	5,123
Snap Fitness Holdings, Inc., Warrants(o)(r)		Services: Consumer	3,996 Units	1,247	2,077
STATinMed Parent, LLC, Class A Preferred Units(o)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	4,530
STATinMed Parent, LLC, Class B Preferred Units(o)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	134
WorkGenius, LLC, Class A Units(o)		Services: Business	500 Units	500	515
Total Equity				79,595	107,058
Short Term Investments - 1.2%(k)
First American Treasury Obligations Fund, Class Z Shares	3.95%(l)			10,869	10,869
Total Short Term Investments				10,869	10,869
TOTAL INVESTMENTS - 199.2%				$1,803,609	1,760,030
LIABILITIES IN EXCESS OF OTHER ASSETS - (99.2)%					(876,396)
NET ASSETS - 100.0%					$883,634
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual London Interbank Offered Rate, or LIBOR, rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2022, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2022. The actual Secured Overnight Financing Rate, or SOFR, rate for each loan listed may not be the applicable SOFR rate as of December 31, 2022, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to December 31, 2022.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2022, 93.4% of the Company’s total assets represented qualifying assets.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2022
(in thousands)
i.[Reserved]
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of December 31, 2022.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of December 31, 2022 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of December 31, 2022 (see Note 8).
o.Non-income producing security.
p.The ultimate interest earned on this loan will be determined based on the portfolio company’s EBITDA at a specified trigger event.
q.Investment or a portion thereof was on non-accrual status as of December 31, 2022.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2022
(in thousands)
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2021 and 2022, along with transactions during the year ended December 31, 2022 in these affiliated investments, were as follows:

		Year Ended December 31, 2022				Year Ended December 31, 2022
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2021	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2022	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
ARC Financial, LLC
Membership Interests	$—	$—	$—	$—	$—	$—	$—	$25
Berlitz Holdings, Inc.
First Lien Term Loan	—	13,956	(13,956)	—	—	—	393	—
Carestream Health, Inc.
First Lien Term Loan	—	7,596	—	(57)	7,539	—	284	—
Carestream Health Holdings Inc.
Common Shares	—	21,758	—	(214)	21,544	—	—	—
Charming Charlie, LLC
Vendor Payment Financing Facility	350	—	(657)	307	—	(657)	26	—
DESG Holdings, Inc.
First Lien Term Loan	1,787	—	(306)	(1,235)	246	—	5	—
Second Lien Term Loan	—	—	(10,017)	10,017	—	(10,017)	—	—
GSC Technologies Inc.
Incremental Term Loan	170	8	(24)	—	154	—	22	—
First Lien Term Loan A	2,001	26	—	37	2,064	—	193	—
First Lien Term Loan B	485	67	—	(164)	388	—	72	—
Common Shares	—	—	—	—	—	—	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—
Instant Web, LLC
Revolving Loan	—	970	(649)	—	321	—	26	—
Priming Term Loan	—	458	—	11	469	—	36	—
First Lien Term Loan	—	39,802	—	(11,635)	28,167	—	3,314	—
First Lien Delayed Draw Term Loan	—	—	—	—	—	—	14	—
Language Education Holdings GP LLC
Common Units	—	—	—	—	—	—	—	—
Language Education Holdings LP
Ordinary Common Units	—	1,125	(1,125)	—	—	—	—	—
Lift Brands, Inc.
Term Loan A	23,406	—	(236)	117	23,287	—	2,252	—
Term Loan B	5,156	235	—	(237)	5,154	—	545	—
Term Loan C	4,700	133	—	(101)	4,732	—	1,412	—
Longview Intermediate Holdings C, LLC
Membership Units	15,127	—	—	8,868	23,995	—	—	—
Longview Power, LLC
First Lien Term Loan	4,504	156	(1,391)	(921)	2,348	—	1,952	—
Mount Logan Capital Inc.
Common Stock	3,404	—	—	(1,063)	2,341	—	—	54
SIMR, LLC
First Lien Term Loan	16,000	1,447	(21,261)	3,814	—	(2,854)	804	—
SIMR Parent, LLC
Class B Membership Units	—	—	(8,002)	8,002	—	(8,002)	—	—
Class W Membership Units	—	—	—	—	—	—	—	—
See accompanying notes to consolidated financial statements

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

		Year Ended December 31, 2022				Year Ended December 31, 2022
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2021	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2022	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
Snap Fitness Holdings, Inc.
Class A Stock	3,131	—	—	1,992	5,123	—	—	—
Warrants	1,269	—	—	808	2,077	—	—	—
STATinMED, LLC
First Lien Term Loan	—	9,472	(250)	(115)	9,107	—	719	—
Delayed Draw First Lien Term Loan	—	153	—	3	156	—	—	—
STATinMed Parent, LLC
Class A Preferred Units	—	6,182	—	(1,652)	4,530	—	—	—
Class B Preferred Units	—	3,193	—	(3,059)	134	—	—	—
Totals	$81,490	$106,737	$(57,874)	$13,523	$143,876	$(21,530)	$12,069	$79
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
(3)Includes PIK interest income.
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2021 and 2022, along with transactions during the year ended December 31, 2022 in these controlled investments, were as follows:

		Year Ended December 31, 2022				Year Ended December 31, 2022
Controlled Investments	Fair Value at December 31, 2021	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2022	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
CION/EagleTree Partners, LLC
Senior Secured Note	$61,629	$2,718	$(3,999)	$—	$60,348	$—	$8,531	$—
Participating Preferred Shares	29,796	—	—	970	30,766	—	—	1,275
Common Shares	—	—	—	—	—	—	—	—
Totals	$91,425	$2,718	$(3,999)	$970	$91,114	$—	$8,531	$1,275
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2022
(in thousands)
t.As of December 31, 2022, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Adapt Laser Acquisition, Inc.	Senior Secured First Lien Debt	14.76%	2.00%	16.76%
American Clinical Solutions LLC	Senior Secured First Lien Debt	7.00%	4.27%	11.27%
American Consolidated Natural Resources, Inc.	Senior Secured First Lien Debt	17.33%	3.00%	20.33%
Ancile Solutions, Inc.	Senior Secured First Lien Debt	11.75%	3.00%	14.75%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	11.48%	2.75%	14.23%
Cadence Aerospace, LLC	Senior Secured First Lien Debt	10.92%	2.00%	12.92%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
David's Bridal, LLC	Senior Secured First Lien Debt	9.28%	5.00%	14.28%
David's Bridal, LLC	Senior Secured First Lien Debt	1.00%	9.42%	10.42%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	9.73%	1.50%	11.23%
Fusion Connect Inc.	Senior Secured First Lien Debt	11.69%	1.00%	12.69%
GSC Technologies Inc.	Senior Secured First Lien Debt	—	9.12%	9.12%
GSC Technologies Inc.	Senior Secured First Lien Debt	9.37%	5.00%	14.37%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	16.24%	16.24%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	6.00%	6.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	13.00%	13.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	11.26%	11.26%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	14.42%	14.42%
Instant Web, LLC	Senior Secured First Lien Debt	—	11.38%	11.38%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	16.24%	16.24%
Rogers Mechanical Contractors, LLC	Senior Secured First Lien Debt	11.70%	1.00%	12.70%
Service Compression, LLC	Senior Secured First Lien Debt	12.83%	2.00%	14.83%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	13.24%	13.24%
STATinMED, LLC	Senior Secured First Lien Debt	—	13.80%	13.80%
STATinMED, LLC	Senior Secured First Lien Debt	—	13.94%	13.94%
Trademark Global, LLC	Senior Secured First Lien Debt	7.07%	4.50%	11.57%
Trammell, P.C.	Senior Secured First Lien Debt	—	19.94%	19.94%
Vesta Holdings, LLC	Senior Secured First Lien Debt	—	21.50%	21.50%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	2.75%	12.75%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
u.As of December 31, 2022, the index rate for $2,096 and $1,943 was 1 Month LIBOR and 3 Month LIBOR, respectively.
v.[Reserved]
w.The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
x.The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.
y.The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2022 was 5.14%.
z.The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
aa.The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
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
December 31, 2022
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
On October 5, 2021, the Company's shares of common stock commenced trading on the New York Stock Exchange, or the NYSE, under the ticker symbol "CION", or the Listing. As a result, on October 5, 2021, the Company and CIM entered into the second amended and restated investment advisory agreement in order to implement the changes to the advisory fees payable from the Company to CIM that became effective upon the Listing that (i) reduced the annual base management fee, (ii) amended the structure of the subordinated incentive fee on income payable by the Company to CIM and reduced the hurdle and incentive fee rates, and (iii) reduced the incentive fee on capital gains payable by the Company to CIM (as described in further detail in Notes 2 and 4). On February 26, 2023, the Company’s shares of common stock also listed and commenced trading on the Tel Aviv Stock Exchange Ltd., or the TASE, under the ticker symbol “CION”.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by this guidance do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of this guidance to December 31, 2024. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.
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
December 31, 2022
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $10,869 and $87,917 of such investments at December 31, 2022 and 2021, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of December 31, 2022 or 2021.
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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2019, 2020 and 2021.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
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
December 31, 2022
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
December 31, 2022
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of December 31, 2022 and 2021.
Loans and debt securities, including those that are individually identified as being impaired under Accounting Standards Codification 310, Receivables, or ASC 310, are generally placed on non-accrual status immediately if, in the opinion of management, principal or interest is not likely to be paid, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan or security is placed on non-accrual status is reversed against interest income. Interest income is recognized on non-accrual loans or debt securities only to the extent received in cash. However, where there is doubt regarding the ultimate collectability of principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan or debt security. Loans or securities are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.
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
December 31, 2022
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
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	970,223	15,489	1,496,266	23,298
Total shares/proceeds	—	—	970,223	15,489	1,496,266	23,298
Share repurchase program	(1,658,956)	(15,444)	(658,650)	(10,467)	(1,539,977)	(23,300)
Net shares/proceeds (for) from share transactions	(1,658,956)	$(15,444)	311,573	$5,022	(43,711)	$(2)

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)

Since commencing its initial continuous public offering on July 2, 2012 and through December 31, 2022, the Company sold 55,299,484 shares of common stock for net proceeds of $1,144,863 at an average price per share of $20.70. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $247,874, for which the Company repurchased 14,969,883 shares of common stock. As of December 31, 2022, 14,969,883 shares of common stock repurchased had been retired.
On September 15, 2022, the Company's shareholders approved a proposal that authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. As of December 31, 2022, the Company has not issued any such shares.
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
Reverse Stock Split
Effective on September 21, 2021, every two shares of the Company's common stock then issued and outstanding were automatically combined into one share of the Company's common stock, with the number of then issued and outstanding shares reduced from 113,916,869 to 56,958,440. The reverse stock split amendment also provided that there was no change in the par value of $0.001 per share as a result of the reverse stock split. In addition, the reverse stock split did not modify the rights or preferences of the Company’s common stock.
Listing and Fractional Shares
On October 5, 2021, the Company's shares of common stock commenced trading on the NYSE under the ticker symbol “CION”. As approved by shareholders on September 7, 2021 at the Company’s final, reconvened 2021 annual meeting of shareholders, the Listing was staggered such that (i) up to 1/3rd of shares held by all shareholders were available for trading upon Listing, (ii) up to 2/3rd of shares held by all shareholders were available for trading starting 180 days after Listing, or April 4, 2022, and (iii) all shares were available for trading starting 270 days after Listing, or July 5, 2022. The Company eliminated all then outstanding fractional shares of its common stock in connection with the Listing, as permitted by the Maryland General Corporation Law, on July 14, 2022. On February 26, 2023, the Company’s shares of common stock also listed and commenced trading on the TASE under the ticker symbol “CION”.
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
December 31, 2022
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

The following table summarizes the share repurchases completed during the years ended December 31, 2021 and 2022:

Three Months Ended	Repurchase Date	Shares Repurchased(1)	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
2021
March 31, 2021	March 24, 2021	337,731	6%	$15.67	$5,291
June 30, 2021	June 23, 2021	320,127	7%	16.13	5,163
September 30, 2021(2)	N/A	792	N/A	16.13	13
December 31, 2021	N/A	—	N/A	N/A	—
Total for the year ended December 31, 2021		658,650			$10,467

2022
March 31, 2022	N/A	—	N/A	N/A	$—
June 30, 2022	N/A	—	N/A	N/A	—
September 30, 2022	N/A	695,476	N/A	$9.65	6,711
December 31, 2022	N/A	963,480	N/A	9.06	8,733
Total for the year ended December 31, 2022		1,658,956			$15,444
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
From January 1, 2023 to March 8, 2023, the Company repurchased 281,938 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $3,044, or an average purchase price of $10.79 per share. As of March 8, 2023, 15,239,170 shares of common stock repurchased by the Company had been retired.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the years ended December 31, 2022, 2021 and 2020, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2022	2021	2020
CIM	Investment adviser	Management fees(1)	$27,361	$31,143	$31,828
CIM	Investment adviser	Incentive fees(1)	18,710	6,875	7,631
CIM	Administrative services provider	Administrative services expense(1)	3,348	3,069	2,465
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(1)	—	105	56
			$49,419	$41,192	$41,980
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
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the years ended December 31, 2022 and 2021, the Company recorded subordinated incentive fees on income of $18,710 and $6,875, respectively. As of December 31, 2022 and 2021, the liabilities recorded for subordinated incentive fees were $5,065 and $3,942, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the years ended December 31, 2022, 2021 and 2020, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
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
On January 1, 2019, the Company entered into a servicing agreement with CIM’s affiliate, Apollo Investment Administration, L.P., or AIA, pursuant to which AIA furnishes the Company with administrative services including, but not limited to, loan and high yield trading services, trade and settlement support, and supplementary investment valuation information. AIA is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement is reasonable, and costs and expenses incurred are documented. The servicing agreement may be terminated at any time, without the payment of any penalty, by either party, upon 60 days' written notice to the other party.
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
Expense support, if any, was determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. There was no unreimbursed expense support funded by CIM upon such expiration. The specific amount of expense support provided by CIM, if any, was determined at the end of each quarter. For the years ended December 31, 2022, 2021 and 2020, the Company did not receive any expense support from CIM. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIM and the Company did not repay any expense support to CIM during the years ended December 31, 2022, 2021 and 2020.
As of December 31, 2022 and 2021, the total liability payable to CIM and its affiliates was $13,692 and $12,332, respectively, which primarily related to fees earned by CIM during the three months ended December 31, 2022 and 2021, respectively.
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
December 31, 2022
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
The Company’s board of directors declared or ratified distributions for 5, 11 and 19 record dates during the years ended December 31, 2022, 2021 and 2020, respectively.
The following table presents distributions per share that were declared during the years ended December 31, 2022, 2021 and 2020:

	Distributions
Three Months Ended	Per Share(1)	Amount
2020
March 31, 2020 (thirteen record dates)	$0.3657	$20,793
June 30, 2020 (no record dates)	—	—
September 30, 2020 (two record dates)	0.1765	10,011
December 31, 2020 (four record dates)	0.5684	32,479
Total distributions for the year ended December 31, 2020	$1.1106	$63,283

2021
March 31, 2021 (three record dates)	$0.2648	$15,029
June 30, 2021 (three record dates)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530

2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	0.2800	15,949
September 30, 2022 (one record date)	0.3100	17,604
December 31, 2022 (two record dates)	0.5800	32,074
Total distributions for the year ended December 31, 2022	$1.4500	$81,575
(1) The per share distribution amount has been retroactively adjusted to reflect the reverse stock split as discussed in Note 3.
On March 13, 2023, the Company’s co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the first quarter of 2023 payable on March 31, 2023 to shareholders of record as of March 24, 2023.
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
December 31, 2022
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
The Company may fund its distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies. Any such distributions can only be sustained if the Company maintains positive investment performance in future periods. There can be no assurances that the Company will maintain such performance in order to sustain these distributions or be able to pay distributions at all. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. As a result, CIM has no obligation to provide expense support to the Company in future periods. For the years ended December 31, 2022, 2021 and 2020, none of the Company's distributions resulted from expense support from CIM. The Company has not established limits on the amount of funds it may use from available sources to make distributions.
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022			2021			2020
Source of Distribution	Per Share	Amount	Percentage	Per Share(1)	Amount	Percentage	Per Share(1)	Amount	Percentage
Net investment income	$1.4500	$81,575	100.0%	$1.2592	$71,530	100.0%	$1.1106	$63,283	100.0%
Total distributions	$1.4500	$81,575	100.0%	$1.2592	$71,530	100.0%	$1.1106	$63,283	100.0%
(1) The per share amount has been retroactively adjusted to reflect the reverse stock split as discussed in Note 3.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
Note 6. Investments
The composition of the Company’s investment portfolio as of December 31, 2022 and 2021 at amortized cost and fair value was as follows:

	December 31, 2022			December 31, 2021
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,638,995	$1,579,512	90.3%	$1,564,891	$1,526,989	91.6%
Senior secured second lien debt	41,036	38,769	2.2%	55,455	38,583	2.3%
Collateralized securities and structured products - equity	2,687	1,179	0.1%	3,885	2,998	0.2%
Unsecured debt	30,427	22,643	1.3%	26,777	26,616	1.6%
Equity	79,595	107,058	6.1%	53,379	70,936	4.3%
Subtotal/total percentage	1,792,740	1,749,161	100.0%	1,704,387	1,666,122	100.0%
Short term investments(2)	10,869	10,869		87,917	87,917
Total investments	$1,803,609	$1,760,030		$1,792,304	$1,754,039
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
December 31, 2022
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$336,055	19.2%	$240,316	14.4%
Healthcare & Pharmaceuticals	237,082	13.6%	250,049	15.0%
Media: Diversified & Production	134,927	7.7%	139,399	8.4%
Services: Consumer	115,849	6.6%	119,365	7.2%
Media: Advertising, Printing & Publishing	105,375	6.0%	94,610	5.7%
Diversified Financials	99,819	5.7%	101,032	6.1%
Retail	74,718	4.3%	56,726	3.4%
Energy: Oil & Gas	68,756	3.9%	32,164	1.9%
Chemicals, Plastics & Rubber	66,753	3.8%	109,860	6.6%
Consumer Goods: Durable	60,735	3.5%	58,124	3.5%
High Tech Industries	56,501	3.2%	65,544	3.9%
Consumer Goods: Non-Durable	47,886	2.8%	45,682	2.7%
Hotel, Gaming & Leisure	46,739	2.7%	50,855	3.0%
Construction & Building	46,007	2.6%	27,585	1.7%
Beverage, Food & Tobacco	45,396	2.6%	49,054	2.9%
Banking, Finance, Insurance & Real Estate	43,836	2.5%	40,634	2.4%
Capital Equipment	41,580	2.4%	82,795	5.0%
Aerospace & Defense	38,842	2.2%	38,279	2.3%
Containers, Packaging & Glass	19,551	1.1%	—	—
Telecommunications	18,302	1.1%	24,649	1.5%
Automotive	16,255	0.9%	14,367	0.9%
Metals & Mining	15,780	0.9%	10,927	0.7%
Transportation: Cargo	12,417	0.7%	14,106	0.8%
Subtotal/total percentage	1,749,161	100.0%	1,666,122	100.0%
Short term investments	10,869		87,917
Total investments	$1,760,030		$1,754,039

	December 31, 2022		December 31, 2021
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,739,866	99.5%	$1,653,615	99.3%
Canada	7,452	0.4%	8,739	0.5%
Cayman Islands	1,179	0.1%	2,998	0.2%
Bermuda	664	—	770	—
Subtotal/total percentage	1,749,161	100.0%	1,666,122	100.0%
Short term investments	10,869		87,917
Total investments	$1,760,030		$1,754,039
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of December 31, 2022 and 2021, investments on non-accrual status represented 1.3% and 0.7%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2022 and 2021, the Company’s unfunded commitments amounted to $71,420 and $107,247, respectively. As of March 8, 2023, the Company’s unfunded commitments amounted to $61,841. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
Note 7. Joint Ventures
CION/EagleTree Partners, LLC
On December 21, 2021, the Company formed CION/EagleTree, an off-balance sheet joint venture partnership with ET-BC Debt Opportunities, LP, or ET-BC, which is an affiliate of EagleTree Capital, LP, or EagleTree. EagleTree made a Firm-level investment with proprietary capital. CION/EagleTree jointly pursues debt opportunities and special situation, crossover, subordinated and other junior capital investments that leverages the Company's and EagleTree's combined sourcing and portfolio management capabilities.
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
In accordance with ASU 2015-02, Consolidation, the Company determined that CION/EagleTree is not a variable interest entity, or VIE, as the Company is not the primary beneficiary and therefore does not consolidate CION/EagleTree. The Company's maximum exposure to losses from CION/EagleTree is limited to its investment in CION/EagleTree.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of December 31, 2022:

Portfolio Company	Interest(a)	Maturity	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Berlitz Holdings, Inc.(g)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	$1,200	$1,125	$1,146
Community Tree Service, LLC(h)	S+850, 1.00% SOFR Floor	6/17/2027	Construction & Building	499	499	489
Future Pak, LLC(e)	L+800, 2.00% LIBOR Floor	7/2/2024	Healthcare & Pharmaceuticals	1,395	1,382	1,372
Total Senior Secured First Lien Debt					3,006	3,007
Senior Secured Second Lien Debt
Access CIG, LLC(f)	L+775, 0.00% LIBOR Floor	2/27/2026	Services: Business	7,250	7,220	6,933
Dayton Superior Corp.(e)	L+700, 2.00% LIBOR Floor	12/4/2024	Construction & Building	1,010	1,010	1,007
MedPlast Holdings, Inc.(e)	L+775, 0.00% LIBOR Floor	7/2/2026	Healthcare & Pharmaceuticals	6,750	6,135	6,337
Zest Acquisition Corp.(e)	L+700, 1.00% LIBOR Floor	3/14/2026	Healthcare & Pharmaceuticals	15,000	14,820	14,175
Total Senior Secured Second Lien Debt					29,185	28,452
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(c)	11.84% Estimated Yield	2/2/2026	Diversified Financials	10,000	9,874	9,523
Total Collateralized Securities and Structured Products - Equity					9,874	9,523
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	3,618
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)			Media: Diversified & Production	1,469 Units	486	1,881
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)			Media: Diversified & Production	255 Units	—	187
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)			Media: Diversified & Production	4,746 Units	—	580
BCP Great Lakes Fund LP, Partnership Interests (5.6% ownership)			Diversified Financials	N/A	11,436	11,058
Carestream Health Holdings, Inc., Common Stock(d)			Healthcare & Pharmaceuticals	613,262 Units	21,759	21,544
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	7,891	8,877
CTS Ultimate Holdings LLC, Class A Preferred Units(d)			Construction & Building	3,578,701 Units	1,000	859
Dayton HoldCo, LLC, Membership Units(d)			Construction & Building	37,264 Units	8,400	15,334
HDNet Holdco LLC, Preferred Unit Call Option(d)			Media: Diversified & Production	1 Unit	—	185
HW Ultimate Holdings, LP, Class A Membership Units, 4% Dividend			Capital Equipment	2,000,000 Units	2,082	130
Language Education Holdings GP LLC, Common Units(d)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(d)			Services: Business	133,333 Units	300	427
Skillsoft Corp., Class A Common Stock(d)			High Tech Industries	243,425 Units	2,000	316
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					60,554	64,996
TOTAL INVESTMENTS					$102,619	$105,978
a.The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2022, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2022. The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of December 31, 2022, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to December 31, 2022.
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
d.Non-income producing security.
e.The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
f.The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.
g.The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
h.The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of December 31, 2022 and 2021:

Selected Balance Sheet Information:	December 31, 2022	December 31, 2021
Investments, at fair value (amortized cost of $102,619 and $96,946, respectively)	$105,978	$106,143
Cash and other assets	2,476	1,776
Dividend receivable on investments	225	265
Interest receivable on investments	301	109
Total assets	$108,980	$108,293

Senior secured notes (net of unamortized debt issuance costs of $94 and $0, respectively)	$70,904	$72,504
Other liabilities	1,881	735
Total liabilities	72,785	73,239
Members' capital	36,195	35,054
Total liabilities and members' capital	$108,980	$108,293
The following table includes selected statement of operations information for CION/EagleTree for the year ended December 31, 2022 and for the period from December 21, 2021 (commencement of operations) through December 31, 2021:

Selected Statement of Operations Information:	Year Ended December 31, 2022	Period From December 21, 2021 (Commencement of Operations) Through December 31, 2021
Total revenues	$9,653	$688
Total expenses	11,120	800
Net realized gain on investments	9,947	—
Net change in unrealized (depreciation) appreciation on investments	(5,839)	9,197
Net increase in net assets from operations	$2,641	$9,085
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
December 31, 2022
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
The Company did not record any dividend income from its equity interest in CION SOF for the years ended December 31, 2022 or 2021.
In accordance with ASU 2015-02, Consolidation, the Company determined that CION SOF was a VIE. However, the Company was not the primary beneficiary and therefore did not consolidate CION SOF. The Company's maximum exposure to losses from CION SOF was limited to its equity contribution to CION SOF.
The following table includes selected statement of operations information for CION SOF for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
Selected Statement of Operations Information:	2022	2021
Total revenues	$—	$29
Total expenses	—	29
Net increase in net assets	$—	$—

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2022:

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
(1)As of December 31, 2022, the fair value of the 2026 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2022.
(2)As of December 31, 2022, the fair value of the 2021 More Term Loan was $30,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2022.
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
December 31, 2022
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
As of December 31, 2022 and 2021, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility and the JPM First Amendment was $610,000 and $550,000, respectively.
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
In connection with the Third Amended JPM Credit Facility and the JPM First Amendment, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the year ended December 31, 2022, 34th Street was in compliance with all covenants and reporting requirements.
Through December 31, 2022, the Company incurred debt issuance costs of $12,102 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility and the JPM First Amendment, which is included in the Company’s consolidated balance sheet as of December 31, 2022 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility and the JPM First Amendment. At December 31, 2022, the unamortized portion of the debt issuance costs was $3,135.
For the years ended December 31, 2022 and 2021, the components of interest expense, average borrowings, and weighted average interest rate for the JPM First Amendment, the Third Amended JPM Credit Facility and the Second Amended JPM Credit Facility, as applicable, were as follows:

	Years Ended December 31,
	2022	2021
Stated interest expense	$29,254	$18,299
Amortization of deferred financing costs	2,214	2,119
Non-usage fee	617	457
Total interest expense	$32,085	$20,875
Weighted average interest rate(1)	4.99%	3.36%
Average borrowings	$590,603	$549,110
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
December 31, 2022
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after February 11, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the year ended December 31, 2022, the Company was in compliance with all covenants and reporting requirements.
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
As of December 31, 2022, the aggregate principal amount of 2026 Notes outstanding was $125,000.
Through December 31, 2022, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of December 31, 2022 and will amortize to interest expense over the term of the 2026 Notes. At December 31, 2022, the unamortized portion of the debt issuance costs was $1,662.
For the year ended December 31, 2022 and for the period from February 11, 2021 through December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Year Ended December 31, 2022	For the Period From February 11, 2021 Through December 31, 2021

Stated interest expense	$5,600	$5,062
Amortization of deferred financing costs	533	473
Total interest expense	$6,133	$5,535
Weighted average interest rate(1)	4.50%	4.50%
Average borrowings	$125,000	$125,000
(1)Includes the stated interest expense on the 2026 Notes and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
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
Principal on the Notes will be due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding. As of and for the year ended December 31, 2022, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
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
December 31, 2022
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
Pursuant to the Amended UBS Facility, on July 1, 2021, December 14, 2021 and April 19, 2022, UBS purchased Class A-R Notes held by Murray Hill Funding for an aggregate purchase price equal to 100% of the principal amount of Class A-R Notes purchased, which was $21,000, $25,000 and $17,500, respectively. On August 20, 2021 and March 7, 2023, Murray Hill Funding repurchased Class A-R Notes in the aggregate principal amount of $21,000 and $17,500, respectively, from UBS for an aggregate repurchase price of $21,000 and $17,500, respectively, which was then repaid by Murray Hill Funding II. The repurchase of the A-R Notes on August 20, 2021 and March 7, 2023 resulted in a repayment of $21,000 and $17,500, respectively, of the outstanding amount of borrowings under the Amended UBS Facility.
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
Pursuant to the Amended UBS Facility, Murray Hill Funding made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility. As of and for the year ended December 31, 2022, Murray Hill Funding was in compliance with all covenants and reporting requirements.
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At December 31, 2022, all upfront fees and other expenses were fully amortized.
As of December 31, 2022, Notes in the aggregate principal amount of $142,500 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $142,500. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of December 31, 2022, the amount due at maturity under the Amended UBS Facility was $142,500. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.
As of December 31, 2022, the fair value of assets held by Murray Hill Funding II was $273,107.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
For the years ended December 31, 2022 and 2021, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Years Ended December 31,
	2022	2021
Stated interest expense	$7,273	$3,731
Non-usage fee	96	349
Total interest expense	$7,369	$4,080
Weighted average interest rate(1)	5.29%	3.86%
Average borrowings	$137,322	$104,110
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
The More Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the More Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of December 31, 2022 and for the period from April 27, 2022 through December 31, 2022, the Company was in compliance with all covenants and reporting requirements.
Through December 31, 2022, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 More Term Loan, which is included in the Company’s consolidated balance sheet as of December 31, 2022 and will amortize to interest expense over the term of the 2022 More Term Loan. At December 31, 2022, the unamortized portion of the debt issuance costs was $885.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
For the period from April 27, 2022 through December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 More Term Loan were as follows:

For the Period From April 27, 2022 Through December 31, 2022

Stated interest expense	$2,027
Amortization of deferred financing costs	140
Total interest expense	$2,167
Weighted average interest rate(1)	5.86%
Average borrowings	$50,000
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
The Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the year ended December 31, 2022, the Company was in compliance with all covenants and reporting requirements.
Through December 31, 2022, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 More Term Loan, which is included in the Company’s consolidated balance sheet as of December 31, 2022 and will amortize to interest expense over the term of the 2021 More Term Loan. At December 31, 2022, the unamortized portion of the debt issuance costs was $496.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
For the year ended December 31, 2022 and for the period from April 14, 2021 through December 31, 2021, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 More Term Loan were as follows:

	Year Ended December 31, 2022	For the Period from April 14, 2021 through December 31, 2021
Stated interest expense	$1,582	$1,109
Amortization of deferred financing costs	288	208
Total interest expense	$1,870	$1,317
Weighted average interest rate(1)	5.20%	5.20%
Average borrowings	$30,000	$30,000
(1) Includes the stated interest expense on the 2021 More Term Loan and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of December 31, 2022 and 2021, according to the fair value hierarchy:

	December 31, 2022(1)				December 31, 2021(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,579,512	$1,579,512	$—	$—	$1,526,989	$1,526,989
Senior secured second lien debt	—	—	38,769	38,769	—	—	38,583	38,583
Collateralized securities and structured products - equity	—	—	1,179	1,179	—	—	2,998	2,998
Unsecured debt	—	—	22,643	22,643	—	—	26,616	26,616
Equity	2,341	—	73,951	76,292	3,404	—	37,736	41,140
Short term investments	10,869	—	—	10,869	87,917	—	—	87,917
Total Investments	$13,210	$—	$1,716,054	$1,729,264	$91,321	$—	$1,632,922	$1,724,243
(1)Excludes the Company's $30,766 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $29,796 investment in CION/EagleTree, which is measured at NAV.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2021	$1,526,989	$38,583	$2,998	$26,616	$37,736	$1,632,922
Investments purchased(2)	549,950	19,930	—	3,635	35,081	608,596
Net realized (loss) gain	(5,646)	(19,327)	24	—	(7,798)	(32,747)
Net change in unrealized (depreciation) appreciation	(21,581)	14,604	(621)	(7,623)	9,999	(5,222)
Accretion of discount	10,517	500	—	15	—	11,032
Sales and principal repayments	(480,717)	(15,521)	(1,222)	—	(1,067)	(498,527)
Ending balance, December 31, 2022	$1,579,512	$38,769	$1,179	$22,643	$73,951	$1,716,054
Change in net unrealized (depreciation) appreciation on investments still held as of December 31, 2022(1)	$(39,831)	$801	$(621)	$(7,623)	$1,604	$(45,670)
(1)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)

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
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,471,816	Discounted Cash Flow	Discount Rates	6.5%	—	34.0%	14.7%
	79,035	Broker Quotes	Broker Quotes	N/A			N/A
	20,050	Market Comparable Approach	Revenue Multiple	0.25x	—	1.70x	1.19x
	4,527		$ per kW	$131.85			N/A
	3,552		EBITDA Multiple	2.75x	—	4.25x	4.09x
	532	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	38,769	Discounted Cash Flow	Discount Rates	14.3%	—	21.5%	17.2%
Collateralized securities and structured products - equity	1,179	Discounted Cash Flow	Discount Rates	21.0%			N/A
Unsecured debt	15,316	Market Comparable Approach	EBITDA Multiple	9.25x			N/A
	7,327	Discounted Cash Flow	Discount Rates	17.7%			N/A
Equity	33,441	Market Comparable Approach	EBITDA Multiple	2.75x	—	14.55x	7.02x
	23,995		$ per kW	$412.5			N/A
	13,038		Revenue Multiple	0.13x	—	5.75x	2.93x
	2,238	Discounted Cash Flow	Discount Rates	16.8%			N/A
	1,234	Broker Quotes	Broker Quotes	N/A			N/A
	5	Options Pricing Model	Expected Volatility	80.0%	—	90.0%	87.3%
Total	$1,716,054
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Professional fees	$1,778	$4,214	$1,490
Transfer agent expense	1,124	1,290	1,189
Insurance expense	833	612	489
Valuation expense	821	904	999
Dues and subscriptions	791	411	342
Printing and marketing expense	708	990	378
Director fees and expenses	632	516	450
Accounting and administrative costs	524	759	680
Other expenses	67	109	68
Total general and administrative expense	$7,278	$9,805	$6,085

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
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
As of December 31, 2022 and 2021, the Company’s unfunded commitments were as follows:

Unfunded Commitments	December 31, 2022(1)	December 31, 2021(1)
Cennox, Inc.	$7,567	$—
Flatworld Intermediate Corp.	5,865	—
Instant Web, LLC	5,628	2,704
Critical Nurse Staffing, LLC	5,599	5,899
Service Compression, LLC	4,186	—
Rogers Mechanical Contractors, LLC	3,365	4,808
American Health Staffing Group, Inc.	3,333	2,333
Thrill Holdings LLC	3,261	—
Homer City Holdings LLC	3,000	—
Mimeo.com, Inc.	3,000	5,000
Coyote Buyer, LLC	2,500	2,500
Ironhorse Purchaser, LLC	2,469	—
Moss Holding Company	2,232	2,232
HW Acquisition, LLC	2,200	2,933
MacNeill Pride Group Corp.	2,017	—
BDS Solutions Intermediateco, LLC	1,998	—
Archer Systems, LLC	1,905	—
Dermcare Management, LLC	1,862	—
Bradshaw International Parent Corp.	1,844	1,445
RumbleOn, Inc.	1,775	6,000
Sleep Opco, LLC	1,750	1,750
RA Outdoors, LLC	1,049	1,049
OpCo Borrower, LLC	833	—
WorkGenius, Inc.	750	—
Invincible Boat Company LLC	559	798
American Teleconferencing Services, Ltd.	235	235
H.W. Lochner, Inc.	225	275
Anthem Sports & Entertainment Inc.	167	1,167
STATinMED, LLC	156	—
NWN Parent Holdings LLC	90	1,380
Genesis Healthcare, Inc.	—	35,000
West Dermatology Management Holdings, LLC	—	6,308
Williams Industrial Services Group, Inc.	—	5,000
Trademark Global, LLC	—	4,615
Molded Devices, Inc.	—	4,426
Inotiv, Inc.	—	2,100
Foundation Consumer Healthcare, LLC	—	2,094
Extreme Reach, Inc.	—	1,744
American Media, Inc.	—	1,702
Marble Point Credit Management LLC	—	1,250
Appalachian Resource Company, LLC	—	500
Total	$71,420	$107,247
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2022 and 2021, refer to the table above and the consolidated schedules of investments. As of March 8, 2023, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $61,841.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, conversion fees and administrative agent fees. The following table summarizes the Company’s fee income for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Capital structuring and other fees	$4,446	$4,973	$968
Amendment fees	2,633	869	3,550
Conversion fees	2,365	—	—
Administrative agent fees	100	85	25
Total	$9,544	$5,927	$4,543
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended December 31, 2022, 2021, 2020, 2019 and 2018:

	Years Ended December 31,
	2022	2021	2020	2019	2018
Per share data:(1)
Net asset value at beginning of period	$16.34	$15.50	$16.80	$17.38	$18.28
Results of operations:
Net investment income	1.56	1.31	1.39	1.54	1.61
Net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments and (loss) gain on foreign currency(2)	(0.68)	0.79	(1.57)	(0.63)	(1.03)
Net increase (decrease) in net assets resulting from operations(2)	0.88	2.10	(0.18)	0.91	0.58
Shareholder distributions:
Distributions from net investment income	(1.44)	(1.26)	(1.12)	(1.49)	(1.49)
Net decrease in net assets resulting from shareholders' distributions	(1.44)	(1.26)	(1.12)	(1.49)	(1.49)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—	—	—	0.01
Repurchases of common stock(4)	0.20	—	—	—	—
Net increase in net assets resulting from capital share transactions	0.20	—	—	—	0.01
Net asset value at end of period	$15.98	$16.34	$15.50	$16.80	$17.38
Shares of common stock outstanding at end of period	55,299,484	56,958,440	56,646,867	56,690,578	56,354,579
Total investment return-net asset value(5)	10.44%	14.43%	(0.94)%	5.55%	2.98%
Total investment return-market value(6)	(14.87)%	3.87%	—	—	—
Net assets at beginning of period	$930,512	$878,256	$952,563	$979,271	$1,058,691
Net assets at end of period	$883,634	$930,512	$878,256	$952,563	$979,271
Average net assets	$917,781	$918,824	$875,846	$967,323	$1,035,861
Ratio/Supplemental data:
Ratio of net investment income to average net assets	9.61%	8.09%	8.99%	9.03%	8.71%
Ratio of gross operating expenses to average net assets(7)	11.63%	9.04%	9.72%	11.76%	9.46%
Ratio of net operating expenses to average net assets	11.63%	9.04%	9.72%	11.76%	9.46%
Portfolio turnover rate(8)	26.81%	52.04%	22.99%	31.59%	52.46%
Total amount of senior securities outstanding	$957,500	$830,000	$725,000	$841,042	$898,542
Asset coverage ratio(9)	1.92	2.12	2.21	2.13	2.09
(1)The per share data for the years ended December 31, 2022, 2021, 2020, 2019 and 2018 was derived by using the weighted average shares of common stock outstanding during each period. The share information utilized to determine per share data in this table has been retroactively adjusted to reflect the Reverse Stock Split discussed in Note 3.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
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
(3)The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the years ended December 31, 2022, 2021, 2020, 2019 and 2018. The Company's follow-on continuous public offering ended on January 25, 2019.
(4)Repurchases of common stock may have caused an incremental decrease or increase in net asset value per share due to the repurchase of shares at a price in excess of or below net asset value per share, respectively, on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the years ended December 31, 2021, 2020, 2019 and 2018.
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
(6)Total investment return-market value for the years ended December 31, 2022, 2021, 2020, 2019 and 2018 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s New DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
Note 14. Income Taxes

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute at least 90% of its taxable income to its shareholders. In addition, by distributing during each calendar year at least 90% of its “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, the Company intends not to be subject to corporate level federal income tax. Accordingly, no federal income tax provision was required for the years ended December 31, 2022 or 2021. The Company will also be subject to nondeductible federal excise taxes of 4% if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

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

As of December 31, 2022 and 2021, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	December 31, 2022	December 31, 2021
Paid-in-capital in excess of par value	$(374)	$(335)
Accumulated losses	374	335
These permanent differences are primarily due to the reclassification of nondeductible expenses. These reclassifications had no effect on net assets.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV and were as follows for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022		2021		2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	81,575	100.0%	71,530	100.0%	63,283	100.0%
Total	81,575	100.0%	71,530	100.0%	63,283	100.0%
(1)Includes net short term capital gains of $0, $0 and $3,742 for the years ended December 31, 2022, 2021 and 2020, respectively.

See Note 5, Distributions, for further information.

As of December 31, 2022 and 2021, the components of accumulated earnings on a tax basis were as follows:

	December 31, 2022	December 31, 2021
Undistributed ordinary income	8,543	7,156
Other accumulated losses (1)	(77,942)	(59,977)
Net unrealized depreciation on investments	(91,091)	(76,059)
Total accumulated losses	(160,490)	(128,880)
(1) Includes short term capital loss carryforwards of $7,233 and long term capital loss carryforwards of $66,284 as of December 31, 2022. Includes short term capital loss carryforwards of $22,372 and long term capital loss carryforwards of $32,329 as of December 31, 2021.
As of December 31, 2022, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $31,155; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $122,246; the net unrealized depreciation was $91,091; and the aggregate cost of securities for Federal income tax purposes was $1,851,121.
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
December 31, 2022
(in thousands, except share and per share amounts)
Note 15. Selected Quarterly Financial Data (unaudited)

The following is the selected quarterly financial data as of and for the years ended December 31, 2022 and 2021. The following information reflects all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$41,683	$43,552	$54,163	$55,500
Net investment income	19,483	19,288	25,557	23,877
Net realized and unrealized (loss) gain on investments and foreign currency	(11,594)	(20,554)	8,426	(14,342)
Net increase (decrease) in net assets resulting from operations	7,889	(1,266)	33,983	9,535
Net increase (decrease) in net assets resulting from operations per share of common stock(1)	0.14	(0.02)	0.60	0.17
Net asset value per share of common stock at end of quarter	16.20	15.89	16.26	15.98
Weighted average shares of common stock outstanding	56,958,440	56,958,440	56,816,992	55,505,248

Quarter Ended	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$36,303	$38,021	$42,620	$40,404
Net investment income	17,599	18,686	19,612	18,410
Net realized and unrealized gain (loss) on investments and foreign currency	32,115	9,283	5,496	(2,437)
Net increase in net assets resulting from operations	49,714	27,969	25,108	15,973
Net increase in net assets resulting from operations per share of common stock(1)	0.88	0.49	0.44	0.28
Net asset value per share of common stock at end of quarter	16.12	16.34	16.52	16.34
Weighted average shares of common stock outstanding	56,753,521	56,747,687	56,774,323	56,958,440
(1)The sum of the quarterly amounts may not equal amounts reported for the years ended December 31, 2022 and 2021. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2022
(in thousands, except share and per share amounts)
Note 16. Subsequent Event
On February 28, 2023, the Company entered into a Deed of Trust, or the Deed of Trust, with Mishmeret Trust Company Ltd., as trustee, under which the Company issued approximately $80,700 in aggregate principal amount of its Series A Unsecured Notes due 2026, or the Series A Notes. The Series A Notes offering in Israel closed on February 28, 2023 and are listed and commenced trading on the Tel Aviv Stock Exchange Ltd., or the TASE, on February 28, 2023. After the deduction of fees and other offering expenses, the Company received net proceeds of approximately $77,900, which it intends to use to make investments in portfolio companies in accordance with its investment objectives and for working capital and general corporate purposes. The Series A Notes are rated A1.il by Midroog Ltd., an affiliate of Moody’s.

The Series A Notes will mature on August 31, 2026 and may be redeemed in whole or in part at the Company's option at par plus a “make-whole” premium, if applicable, as set forth in the Deed of Trust. The Series A Notes bear interest at a rate equal to SOFR plus a credit spread of 3.82% per year, which will be paid quarterly on February 28, May 31, August 31, and November 30 of each year, commencing on May 31, 2023. The Series A Notes are general unsecured obligations that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Series A Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of its secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525 million, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy.

On February 26, 2023, the Company’s shares of common stock listed and commenced trading on the TASE under the ticker symbol “CION”.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

In connection with the preparation of our annual consolidated financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, RSM US LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which is set forth under the heading “Reports of Independent Registered Public Accounting Firm” on page 83.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Name(1)	Age	Position(s)
Interested Directors(2)(3)
Mark Gatto	50	Co-Chairman, Co-Chief Executive Officer and Director
Michael A. Reisner	52	Co-Chairman, Co-Chief Executive Officer and Director
Independent Directors(2)
Robert A. Breakstone	85	Director
Aron I. Schwartz	52	Director
Peter I. Finlay	61	Director
Earl V. Hedin	66	Director
Catherine K. Choi	51	Director
Edward J. Estrada	50	Director
Executive Officers Who Are Not Directors
Keith S. Franz	54	Chief Financial Officer and Treasurer
Gregg A. Bresner	55	President and Chief Investment Officer
Stephen Roman	41	Chief Compliance Officer and Secretary
Eric A. Pinero	47	Chief Legal Officer
(1)The address for each director and executive officer is c/o CĪON Investment Corporation, 100 Park Avenue, 25th Floor, New York, NY 10017.
(2)Our directors are divided into three classes, each holding office for a three-year term. At each annual meeting of shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. Each director will hold office for the term to which he or she is elected and serve until his or her successor is duly elected and qualified.
(3)“Interested person” of our company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Gatto and Reisner are each an “interested person” because of their affiliation with CIM.
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

Aron I. Schwartz has served as a member of our Board since 2012. He has been a Managing Director at ACON Investments since July 2014. Mr. Schwartz is the founder of Constructivist Capital, LLC, a firm that works with family offices and alternative asset management firms to pursue attractive investment opportunities. He was previously a consultant to and a Managing Director at Avenue Capital from 2012 to 2014 and held various positions culminating in Managing Director of Fenway Partners, a middle market private equity firm based in New York, from 1999 to 2011. From 1997 to 1999, Mr. Schwartz was an associate in the Financial Entrepreneurs Group of Salomon Smith Barney, where he worked on a variety of financings and advisory assignments. He also serves or has served on the board of directors of a number of other public and private companies, including Invacare Corporation, True Value Company, 1-800 Contacts, Inc., Commonwealth Laminating & Coating, Inc., Easton Bell Sports, Inc., STVT-AAI Education Inc., Igloo Products Corp., APR Energy, PLC, Borden Dairy Holdings and ATU Auto Technick-Unger. In addition, Mr. Schwartz previously served on the board of directors of the Open Road Foundation and US-ASEAN Business Council. Mr. Schwartz, a Certified Management Accountant, received his J.D. and M.B.A with honors from U.C.L.A. and his B.A. and B.S.E. cum laude from the Wharton School at the University of Pennsylvania.

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

Recipient of the 2021 Women in Lighting Leadership Award and Residential Lighting Industry Leadership Award in 2010, Ms. Choi is an active leader in the lighting industry, serving on the Lighting Board of Governors for the Dallas Market Center since 2018, and was a former Chair of the American Lighting Association Education Foundation Board from 2013 to 2015. She is an ALA Certified Lighting Specialist. Ms. Choi was recognized as a Woman of Influence in 2013 by the NJ Commerce and Industry Association. She is also an elected member of the President’s Council for Cornell Women since 2017, and has served as a director for the Ridgewood Public Library Foundation since 2017 and for a privately held company in NJ since 2015. Ms. Choi earned her MBA from New York University in 1996 and her BA from Cornell University in 1993. She is the Co-Chair of the NYU Stern Women in Business Alumnae Group, and Advisory Council Member for the Seton Hall Business School Leadership Program.

Edward J. Estrada has served as a member of our Board since 2021. Mr. Estrada is the Principal of Estrada Legal Consulting, a legal management consulting business working with law firms on strategy development, implementation and alignment, market positioning, margin improvement, and operational efficiency. Mr. Estrada was in private legal practice for 25 years. Most recently, he was a partner with the global law firm, Reed Smith, LLP, in its Global Financial Industry Group. He has served as a director for a family foundation since 2021 and as an advisory and executive board member for certain non-profit businesses. Mr. Estrada counseled his clients in a wide range of business matters, including acting as outside counsel, and addressing their regulatory, transactional and litigation needs. He held multiple leadership positions at Reed Smith, LLP, most recently as global chair of the firm’s Financial Industry Group from 2016 to 2021. Mr. Estrada also served as co-head of Reed Smith, LLP’s U.S. Litigation Group (2010 to 2012), served two terms on the firm’s Executive Committee (2009 and 2014), served as Managing Partner of the New York Office (2012 to 2014), and served as the firm’s Global Head of Business Strategy on the firm’s Senior Management Team (2014 to 2016). In his practice, and in his role as global chair of Reed Smith, LLP’s Financial Industry Group, Mr. Estrada counseled clients ranging from private funds to investment and regional banks and was responsible for identifying and responding to market and industry trends. Mr. Estrada received his J.D. from George Washington Law School in 1997 and his B.A. from Cornell University in 1994.

Classes of Directors:

As stated above, our directors are divided into three classes, each holding office for a three-year term. At each annual meeting of shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.

Class I - Independent (Serve Until the Annual Meeting of Shareholders in 2025)	Class II - Independent (Serve Until the Annual Meeting of Shareholders in 2023)	Class III - Interested (Serve Until the Annual Meeting of Shareholders in 2024)
Peter I. Finlay	Robert A. Breakstone	Mark Gatto
Earl V. Hedin	Aron I. Schwartz	Michael A. Reisner
Edward J. Estrada	Catherine K. Choi	-
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

Eric. A Pinero has served as our Chief Legal Officer since November 2021 and as Senior Director and Counsel of CIG and its affiliated entities since July 2013. At CIG, Mr. Pinero advises on all legal, compliance and regulatory matters, including, among others, matters related to corporate and securities law compliance for CIG as well as CIG’s sponsored alternative investment products, including our company. Prior to joining CIG in 2013, Mr. Pinero was an attorney with several highly regarded regional law firms representing both issuers and underwriters concentrating on securities law compliance, public and private debt and equity securities offerings, mergers and acquisitions, and a diverse range of corporate and commercial transactions. Mr. Pinero received a B.S. in Political Science and History from Roger Williams University and a J.D. from Brooklyn Law School.

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

Our charter, as well as regulations governing BDCs generally, require that a majority of our Board be persons other than “interested persons” of the BDC, as defined in Section 2(a)(19) of the 1940 Act. A majority of the members of our Board are not “interested persons” of our company or CIM, as defined in Section 2(a)(19) of the 1940 Act and as required by Rule 303A.00 in the NYSE Listed Company Manual. These individuals are referred to as our independent directors. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with us. The members of the Board that are not independent directors are referred to as interested directors.

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

The Board has determined that the following directors are independent directors pursuant to Section 2(a)(19) of the 1940 Act and as required by Rule 303A.00 in the NYSE Listed Company Manual: Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada. Based upon information requested from each director concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the independent directors has, or within the last two years had, a material business or professional relationship with us, other than in his or her capacity as a member of the Board or any Board committee or as a shareholder. The Board does not currently have a separately designated lead independent director and has not designated one independent director to preside over all executive sessions of independent directors. Rather, Aron I. Schwartz and Robert A. Breakstone, each independent directors and chairman of the audit committee and nominating and corporate governance committee, respectively, preside over such executive sessions on a rotational basis. Communications may be sent to the independent directors to: Stephen Roman, Corporate Secretary, CĪON Investment Corporation, 100 Park Avenue, 25th Floor, New York, NY 10017. The Board, after considering various factors, including, among other things, its current duties, responsibilities and our overall business, has concluded that its structure is appropriate at this time. The Board will continue to monitor our structure and determine whether it remains appropriate based on the complexity of our operations.

There have been no purchases or sales of securities of CIM or its parent or subsidiaries by any of our directors since the beginning of the most recently completed fiscal year.

Committees of the Board

The Board has established a standing audit committee, a standing nominating and corporate governance committee and a standing compensation committee. The Board met five times and took action by unanimous written consent seven times during the fiscal year ended December 31, 2022. Each director attended all meetings of the Board held during the fiscal year ended December 31, 2022. We do not have a formal policy regarding director attendance at an annual meeting of shareholders.

Audit Committee

The members of our audit committee are Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada, each of whom meets the independence standards established by the SEC for audit committees and is independent for purposes of the 1940 Act and the NYSE Listed Company Manual. Mr. Schwartz serves as chairman of the audit committee. The Board has determined that Mr. Schwartz is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The audit committee operates pursuant to a written charter and meets periodically as necessary. A copy of the audit committee’s charter is available on our website: www.cionbdc.com. The audit committee is responsible for selecting, engaging and discharging our independent registered public accounting firm (the “independent accountants”), reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The audit committee also establishes guidelines, reviews preliminary valuations and makes recommendations to the Board regarding the valuation of our loans and other investments. The audit committee met four times in 2022.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada, each of whom meets the independence standards established by the SEC for governance committees and is independent for purposes of the 1940 Act and the NYSE Listed Company Manual. Mr. Breakstone serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee operates pursuant to a written charter and meets periodically as necessary. A copy of the nominating and corporate governance committee’s charter is available on our website: www.cionbdc.com. The nominating and corporate governance committee is responsible for selecting, researching, and nominating directors for election by our shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management. The nominating and corporate governance committee will consider shareholders’ proposed nominations for directors. The nominating and corporate governance committee met three times in 2022.

The nominating and corporate governance committee considers candidates suggested by its members and other directors, as well as our management and shareholders. A shareholder who wishes to recommend a prospective nominee for the Board must provide notice to our corporate secretary in accordance with the requirements set forth in our bylaws, the nominating and corporate governance committee charter and any applicable law, rule or regulation regarding director nominations. Nominations should be sent to Stephen Roman, Corporate Secretary, CĪON Investment Corporation, 100 Park Avenue, 25th Floor, New York, NY 10017. To have a candidate considered by the nominating and corporate governance committee, a shareholder must submit the recommendation in writing and must include the following information:
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

Our executive officers do not receive any direct compensation from us. However, the compensation payable to CIM pursuant to the investment advisory agreement has been separately approved by a majority of the independent directors, as well as our shareholders in 2021. As none of our executive officers currently is compensated by us, the compensation committee does not produce and/or review a report on executive compensation practices. The compensation committee did not hold any formal meetings in 2022.

Compensation of Directors

Directors who do not also serve in an executive officer capacity for us or CIM are entitled to receive annual cash retainer fees, fees for attending Board and committee meetings and annual fees for serving as a committee chairperson. These directors are Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada. These directors are paid (i) annual cash retainer fees of $100,000; (ii) fees for attending Board and committee meetings (in-person or telephonically) of $1,000 per meeting; and (iii) annual fees of $25,000 for serving as a committee chairperson (per committee). Amounts payable under this arrangement are determined and paid quarterly in arrears.

We also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time. We did not pay compensation to our directors who also serve in an executive officer capacity for us or CIM for the year ended December 31, 2022.

Our directors were paid compensation of $621,623 in connection with their service on the Board during the year ended December 31, 2022. No director or executive officer receives pension or retirement benefits from us.

Communications Between Shareholders and the Board of Directors

The Board welcomes communications from our shareholders. Shareholders may send communications to the Board, or to any particular director, to the following address: c/o CĪON Investment Corporation, 100 Park Avenue, 25th Floor, New York, NY 10017. Shareholders should indicate clearly the director or directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate director(s).

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

Item 11. Executive Compensation
Compensation Discussion and Analysis

Our executive officers do not receive any direct compensation from us. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are officers of CIM or by individuals who were contracted by CIM to work on our behalf pursuant to the terms of the investment advisory agreement or administration agreement. Each of our executive officers is an officer of CIM, and the day-to-day investment operations and administration of our portfolio are managed by CIM. In addition, we reimburse CIM for our allocable portion of expenses incurred by CIM in performing its obligations under the administration agreement, including the allocable portion of the cost of our officers and their respective staffs determined under the administration agreement.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth, as of March 8, 2023, the beneficial ownership of our executive officers and directors, each person known to us to beneficially own 5% or more of our outstanding shares, and all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC, information furnished by our transfer agent and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 100 Park Avenue, 25th Floor, New York, NY 10017.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors:
Mark Gatto(3)	38,333.05		*
Michael A. Reisner(4)	38,924.05		*
Independent Directors:
Robert A. Breakstone(5)	6,000.00		*
Peter I. Finlay(6)	2,000.00		*
Aron I. Schwartz	None	None
Earl V. Hedin(7)	5,431.18		*
Catherine K. Choi	None	None
Edward J. Estrada	3,695.00		*
Executive Officers:
Keith S. Franz(8)	55,500.00		*
Gregg A. Bresner(9)	40,099.00		*
Stephen Roman	6,000.00		*
Eric A. Pinero	4,500.00		*
All Executive Officers and Directors as a group (12 persons)	200,482.28		*
* Less than 1%.
(1)Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)Based on a total of 55,017,546 shares outstanding on March 8, 2023.
(3)Mr. Gatto is the record holder of 10,000 shares and CIG is the record holder of 56,666.10 shares. Messrs. Gatto and Reisner control CIG and, as a result, may be deemed to be the indirect beneficial owners of the shares held by CIG. As permitted by Rule 16a-1(a)(4) under the Exchange Act, Mr. Gatto disclaims beneficial ownership of the shares held by CIG except to the extent of his pecuniary interest therein.
(4)Mr. Reisner is the record holder of 10,591 shares and CIG is the record holder of 56,666.10 shares. Messrs. Gatto and Reisner control CIG and, as a result, may be deemed to be the indirect beneficial owners of the shares held by CIG. As permitted by Rule 16a-1(a)(4) under the Exchange Act, Mr. Reisner disclaims beneficial ownership of the shares held by CIG except to the extent of his pecuniary interest therein.
(5)An investment retirement account is the record holder of these shares. Mr. Breakstone is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the investment retirement account.

(6)A self-employed pension plan is the record holder of these shares. Mr Finlay is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the self-employed pension plan.
(7)The Hudson Partners Group Incentive Savings Trust is the record holder of these shares. Mr. Hedin is the indirect beneficial owner with sole voting and investment power with respect to the shares held by The Hudson Partners Group Incentive Savings Trust.
(8)Mr. Franz is the record holder of 53,000 shares and an investment retirement account is the record holder of 2,500 shares. Mr. Franz is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the investment retirement account.
(9)Mr. Bresner is the record holder of 34,599 shares and an investment retirement account is the record holder of 5,500 shares. Mr. Bresner is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the investment retirement account.
DOLLAR RANGE OF SECURITIES BENEFICIALLY OWNED BY DIRECTORS

The following table sets forth, as of March 8, 2023, the dollar range of our equity securities that are beneficially owned by each of our directors.

Name of Director	Dollar Range of Equity Securities Beneficially Owned in the Company(1)(2)(3)
Independent Directors:
Robert A. Breakstone	$50,001 – $100,000
Peter I. Finlay	$10,001 – $50,000
Aron I. Schwartz	None
Earl V. Hedin	$50,001 – $100,000
Catherine K. Choi	None
Edward J. Estrada	$10,001 – $50,000
Interested Directors:
Mark Gatto	$100,001 – $500,000
Michael A. Reisner	$100,001 – $500,000
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
(2)The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $10.52 on March 8, 2023 on the NYSE.
(3)The dollar range of equity securities beneficially owned are: None, $1—$10,000, $10,001—$50,000, $50,001—$100,000, $100,001—$500,000, $500,001—$1,000,000, or over $1,000,000.
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

We have entered into an investment advisory agreement with CIM. Pursuant to the investment advisory agreement, we pay CIM a base management fee and an incentive fee. We have also entered into an administration agreement with CIM pursuant to which we reimburse CIM for administrative expenses it incurs on our behalf.

On January 1, 2019, we entered into a servicing agreement with CIM’s affiliate, Apollo Investment Administration, L.P., or AIA, pursuant to which AIA furnishes us with administrative services including, but not limited to, loan and high yield trading services, trade and settlement support, and supplementary investment valuation information. AIA is reimbursed for administrative expenses it incurs on our behalf in performing its obligations, provided that such reimbursement is reasonable, and costs and expenses incurred are documented. The servicing agreement may be terminated at any time, without the payment of any penalty, by either party, upon 60 days' written notice to the other party.

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

The principals of CIM have managed and will continue to manage investment vehicles with similar or overlapping investment strategies. In order to address these issues, CIM has put in place an investment allocation policy that addresses the co-investment restrictions set forth under the 1940 Act and seeks to ensure the equitable allocation of investment opportunities when we are able to co-invest with other accounts managed by CIM and affiliated entities. When we engage in such permitted co-investments, we will do so in a manner consistent with our exemptive relief from the SEC and with CIM’s allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by CIM and approved by the Board, including all of the independent directors. The allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by the Board, including the independent directors. It is our policy to base our determinations as to the amount of capital available for investment on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and other investment policies and restrictions set by the Board or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities managed by CIM or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, CIM will need to decide whether we or such other entity or entities will proceed with the investment. CIM will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.

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

On August 16, 2022, as part of the share repurchase policy, we entered into a trading plan with an independent broker, Wells Fargo Securities, LLC, or Wells Fargo, in accordance with Rule 10b5-1 of the Exchange Act based in part on historical trading data with respect to our shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan is subject to price, market volume and timing restrictions.

Competition

Certain officers of CIM are simultaneously providing investment management services to certain funds managed by its affiliates. CIM may determine that it is appropriate for us and one or more other investment accounts managed by CIM or any of its affiliates to participate in an investment opportunity. As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments with entities with which we may be prohibited from doing so under the 1940 Act, such as CIM and its affiliates, unless we obtain an exemptive order from the SEC or co-invest alongside such affiliates in accordance with existing regulatory guidance. On August 30, 2022, we, CIM and certain of our affiliates were granted the Order by the SEC for us to co-invest with other funds managed by CIM or certain affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Even though we were granted the Order by the SEC, CIM’s investment committee may determine that we should not participate in a co-investment transaction.

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

Co-Investment Opportunities

As a BDC, we are subject to certain regulatory restrictions in negotiating or investing in certain investments with entities with which we may be prohibited from doing so under the 1940 Act, such as CIM and its affiliates, unless we obtain an exemptive order from the SEC, which Order was issued by the SEC on August 30, 2022.

Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit CIM or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits us to co-invest in our existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company. Even though we were granted the Order by the SEC, CIM’s investment committee may determine that we should not participate in a co-investment transaction.

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
Item 14. Principal Accountant Fees and Services
RSM US LLP, or RSM, has served as our independent registered public accounting firm since March 26, 2019 and has been selected to continue serving as our independent registered public accounting firm for the fiscal year ending December 31, 2023. We know of no direct financial or material indirect financial interest of RSM in us.

Fees

RSM has acted as our independent registered public accounting firm for the fiscal years ended December 31, 2022, 2021, 2020 and 2019. Set forth in the table below are audit fees and non-audit related fees billed to us by RSM for professional services performed for our fiscal years ended December 31, 2022 and 2021.

Fiscal Year	Audit Fees*	Audit-Related Fees**	Tax Fees***	All Other Fees****
2022	$858,610	$—	$22,500	$—
2021	$715,981	$—	$—	$—

*	“Audit Fees” consist of fees billed to us by RSM for professional services rendered for the audit of our year-end financial statements. These fees billed include fees related to RSM's review of our debt offering document.
**	“Audit-Related Fees” are those fees billed to us by RSM relating to audit services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”
***	“Tax Fees” are those fees billed to us by RSM in connection with tax compliance services, including primarily the review of our income tax returns.
****	“All Other Fees” are those fees billed to us by RSM in connection with permitted non-audit services.
Our audit committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for us. All of the audit and non-audit services described above for which RSM billed us for the fiscal years ended December 31, 2022 and 2021 were pre-approved by the audit committee.

Audit Committee Report(1)

As part of its oversight of the financial statements of CĪON Investment Corporation, or the Company, the Audit Committee reviewed and discussed with both management and RSM US LLP, the Company’s independent registered public accounting firm, the Company’s consolidated financial statements to be filed with the SEC for the fiscal year ended December 31, 2022. Management advised the Audit Committee that all financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and reviewed significant accounting issues with the Audit Committee. The Audit Committee also discussed with RSM US LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T, and by the Auditing Standards Board of the American Institute of Certified Public Accountants.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements of the Company as of and for the years ended December 31, 2022, 2021 and 2020 be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for filing with the SEC.

March 14, 2023

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

10.6
Amended and Restated Portfolio Management Agreement, dated as of September 30, 2016, by and among 34th Street Funding, LLC, CION Investment Management, LLC and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2016 (File No. 814-00941)).

10.7
Contribution Agreement, dated as of May 19, 2017, by and among CION Investment Corporation, Murray Hill Funding, LLC and Murray Hill Funding II, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

10.8	Murray Hill Funding II, LLC Class A Notes Due 2027 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2017 (File No. 814-00941)).

Exhibit Number	Description of Document

10.9
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

10.13
Murray Hill Funding II, LLC Class A Notes Due 2027 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2017 (File No. 814-00941)).

10.14
Administration Agreement, dated as of April 1, 2018, by and between CĪON Investment Corporation and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2018 (File No. 814-00941)).

10.15
Second Amended and Restated Loan and Security Agreement, dated as of May 15, 2020, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2020 (File No. 814-00941)).

10.16
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

10.21
Note Purchase Agreement of CĪON Investment Corporation related to the 2026 Notes, dated as of February 11, 2021 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2021 (File No. 814-00941)).

10.22
Third Amended and Restated Loan and Security Agreement, dated as of February 26, 2021, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2021 (File No. 814-00941)).

10.23
Unsecured Term Loan Facility Agreement, dated as of April 14, 2021, by and between CĪON Investment Corporation and More Provident Funds Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 814-00941)).

10.24
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

10.25
Unsecured Term Loan Facility Agreement, dated as of April 27, 2022, by and between CĪON Investment Corporation and More Provident Funds and Pension Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2022 (File No. 814-00941)).

Exhibit Number	Description of Document

10.26
Deed of Trust, dated as of February 20, 2023, by and between CĪON Investment Corporation and Mishmeret Trust Company Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2023 (File No. 814-00941)).

14.1
Code of Ethics of CĪON Investment Corporation, CION Investment Management, LLC, CION Management, LLC and Affiliated Advisers (Incorporated by reference to Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019 (File No. 814-00941)).

21.1	Subsidiaries of CĪON Investment Corporation.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 15, 2023
CĪON Investment Corporation
(Registrant)
By:  /s/ Michael A. Reisner
Michael A. Reisner
        Co-Chief Executive Officer
By:  /s/ Mark Gatto
Mark Gatto
        Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 15, 2023
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