Form 10-Q
period 2023-03-31
CION Investment Corp
filed 2023-05-10
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 3, 2023 was 54,800,625.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,576,870 and $1,580,844, respectively)	$1,479,976	$1,525,040
Non-controlled, affiliated investments (amortized cost of $169,539 and $140,344, respectively)	162,785	143,876
Controlled investments (amortized cost of $76,900 and $82,421, respectively)	80,591	91,114
Total investments, at fair value (amortized cost of $1,823,309 and $1,803,609, respectively)	1,723,352	1,760,030
Cash	96,016	82,739
Interest receivable on investments	27,333	26,526
Receivable due on investments sold and repaid	3,239	1,016
Dividends receivable on controlled investments	—	1,275
Prepaid expenses and other assets	4,552	825
Total assets	$1,854,492	$1,872,411

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $8,316 and $6,178, respectively)	$1,002,396	$951,322
Accounts payable and accrued expenses	1,075	1,012
Interest payable	7,007	7,820
Accrued management fees	6,676	6,924
Accrued subordinated incentive fee on income	6,334	5,065
Accrued administrative services expense	694	1,703
Shareholder distribution payable	—	14,931
Total liabilities	1,024,182	988,777

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 54,961,455
and 55,299,484 shares issued and 54,961,455 and 55,299,484 shares outstanding, respectively	55	55
Capital in excess of par value	1,040,955	1,044,547
Accumulated distributable losses	(210,700)	(160,968)
Total shareholders' equity	830,310	883,634
Total liabilities and shareholders' equity	$1,854,492	$1,872,411
Net asset value per share of common stock at end of period	$15.11	$15.98

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Year Ended December 31,
	2023	2022	2022
	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$42,768	$30,994	$140,560
Paid-in-kind interest income	4,831	4,606	22,737
Fee income	1,143	949	9,019
Dividend income	—	46	103
Non-controlled, affiliated investments
Interest income	2,474	1,023	5,865
Paid-in-kind interest income	1,731	1,445	6,204
Fee income	1,920	493	525
Dividend income	3,881	—	79
Controlled investments
Interest income	1,977	2,127	6,049
Paid-in-kind interest income	—	—	2,482
Dividend income	4,250	—	1,275
Total investment income	64,975	41,683	194,898
Operating expenses
Management fees	6,676	6,655	27,361
Administrative services expense	837	720	3,348
Subordinated incentive fee on income	6,335	4,133	18,710
General and administrative	1,955	2,222	7,278
Interest expense	19,309	8,459	49,624
Total operating expenses	35,112	22,189	106,321
Net investment income before taxes	29,863	19,494	88,577
Income tax expense, including excise tax	5	11	372
Net investment income after taxes	29,858	19,483	88,205
Realized and unrealized (losses) gains
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	(4,525)	28	(11,217)
Non-controlled, affiliated investments	—	(97)	(21,530)
Foreign currency	—	—	(3)
Net realized losses	(4,525)	(69)	(32,750)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(41,086)	(7,495)	(19,807)
Non-controlled, affiliated investments	(10,290)	(3,780)	13,523
Controlled investments	(5,002)	(250)	970
Net change in unrealized depreciation	(56,378)	(11,525)	(5,314)
Net realized and unrealized losses	(60,903)	(11,594)	(38,064)
Net (decrease) increase in net assets resulting from operations	$(31,045)	$7,889	$50,141
Per share information—basic and diluted
Net (decrease) increase in net assets per share resulting from operations	$(0.56)	$0.14	$0.89
Net investment income per share	$0.54	$0.34	$1.56
Weighted average shares of common stock outstanding	55,109,482	56,958,440	56,556,510
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Year Ended December 31,
	2023	2022	2022
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$29,858	$19,483	$88,205
Net realized loss on investments	(4,525)	(69)	(32,747)
Net realized loss on foreign currency	—	—	(3)
Net change in unrealized depreciation on investments	(56,378)	(11,525)	(5,314)
Net (decrease) increase in net assets resulting from operations	(31,045)	7,889	50,141
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(18,687)	(15,948)	(81,575)
Net decrease in net assets resulting from shareholders' distributions	(18,687)	(15,948)	(81,575)
Changes in net assets from capital share transactions:
Repurchase of common stock	(3,592)	—	(15,444)
Net decrease in net assets resulting from capital share transactions	(3,592)	—	(15,444)

Total decrease in net assets	(53,324)	(8,059)	(46,878)
Net assets at beginning of period	883,634	930,512	930,512
Net assets at end of period	$830,310	$922,453	$883,634
Net asset value per share of common stock at end of period	$15.11	$16.20	$15.98
Shares of common stock outstanding at end of period	54,961,455	56,958,440	55,299,484
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,		Year Ended December 31,
	2023	2022	2022
	(unaudited)	(unaudited)
Operating activities:
Net (decrease) increase in net assets resulting from operations	$(31,045)	$7,889	$50,141
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discount on investments	(4,342)	(2,496)	(11,032)
Proceeds from principal repayment of investments	57,462	58,747	407,174
Purchase of investments	(23,048)	(137,823)	(550,538)
Paid-in-kind interest and dividends capitalized	(6,562)	(6,051)	(31,446)
(Increase) decrease in short term investments, net	(55,457)	72,154	77,048
Proceeds from sale of investments	8,812	2,284	62,586
Net realized loss on investments	4,525	69	32,747
Net change in unrealized depreciation on investments	56,378	11,525	5,314
Amortization of debt issuance costs	895	692	3,175
(Increase) decrease in interest receivable on investments	(1,897)	584	(2,821)
(Increase) decrease in dividends receivable on investments	1,275	—	(1,275)
(Increase) decrease in receivable due on investments sold and repaid	(2,223)	(4,449)	1,838
(Increase) decrease in prepaid expenses and other assets	(3,727)	(3,152)	(359)
Increase (decrease) in payable for investments purchased	—	(11,327)	(11,327)
Increase (decrease) in accounts payable and accrued expenses	63	(1,060)	(910)
Increase (decrease) in interest payable	(813)	(1,166)	3,481
Increase (decrease) in accrued management fees	(248)	(18)	251
Increase (decrease) in accrued administrative services expense	(1,009)	(1,219)	108
Increase (decrease) in subordinated incentive fee on income payable	1,269	191	1,123
Net cash provided by (used in) operating activities	308	(14,626)	35,278
Financing activities:
Repurchase of common stock	(3,592)	—	(15,444)
Shareholders' distributions paid	(33,618)	(15,948)	(66,644)
Repayments under financing arrangements	(27,500)	—	—
Borrowings under financing arrangements	80,712	45,000	127,500
Debt issuance costs paid	(3,033)	(700)	(1,725)
Net cash provided by financing activities	12,969	28,352	43,687
Net increase in cash	13,277	13,726	78,965
Cash, beginning of period	82,739	3,774	3,774
Cash, end of period	$96,016	$17,500	$82,739

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,214	$8,925	$42,930
Supplemental non-cash financing activities:
Restructuring of portfolio investment	$45,986	$—	$50,554
Cash interest receivable exchanged for additional securities	$912	$—	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 177.4%
Adapt Laser Acquisition, Inc.(t)(x)	L+1200, 1.00% LIBOR Floor	12/31/2023	Capital Equipment	$11,012	$11,012	$10,740
Adapt Laser Acquisition, Inc.(t)(x)	L+1200, 1.00% LIBOR Floor	12/31/2023	Capital Equipment	2,082	2,082	1,947
Afore Insurance Services, LLC(m)(r)(aa)	S+600, 0.00% SOFR Floor	3/24/2025	Banking, Finance, Insurance & Real Estate	4,583	4,583	4,572
AHF Parent Holding, Inc.(n)(aa)	S+625, 0.75% SOFR Floor	2/1/2028	Construction & Building	2,850	2,802	2,744
Allen Media, LLC(n)(aa)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,841	8,775	8,553
ALM Media, LLC(m)(n)(x)	L+600, 1.00% LIBOR Floor	11/25/2024	Media: Advertising, Printing & Publishing	16,750	16,634	16,771
American Clinical Solutions LLC(m)(t)(w)	L+700, 1.00% LIBOR Floor	12/31/2024	Healthcare & Pharmaceuticals	4,797	4,797	4,629
American Consolidated Natural Resources, Inc.(m)(t)(x)	L+1600, 1.00% LIBOR Floor	9/16/2025	Metals & Mining	47	35	47
American Health Staffing Group, Inc.(m)(y)	S+600, 1.00% SOFR Floor	11/19/2026	Services: Business	16,500	16,378	16,500
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	3,333	(24)	—
American Teleconferencing Services, Ltd.(q)	Prime+550	6/30/2022	Telecommunications	3,116	3,116	140
American Teleconferencing Services, Ltd.(o)	0.50% Unfunded	6/30/2022	Telecommunications	235	—	—
Analogic Corp.(m)(n)(x)	L+525, 1.00% LIBOR Floor	6/21/2024	Healthcare & Pharmaceuticals	4,838	4,815	4,807
Ancile Solutions, Inc.(m)(t)(x)	L+1000, 1.00% LIBOR Floor	6/11/2026	High Tech Industries	11,998	11,734	11,638
Anthem Sports & Entertainment Inc.(m)(t)(x)	L+950, 1.00% LIBOR Floor	11/15/2026	Media: Diversified & Production	37,076	36,932	35,500
Anthem Sports & Entertainment Inc.(x)	L+950, 1.00% LIBOR Floor	11/15/2026	Media: Diversified & Production	3,000	3,000	2,873
Anthem Sports & Entertainment Inc.	0.50% Unfunded	11/15/2026	Media: Diversified & Production	167	—	(7)
Appalachian Resource Company, LLC(w)	L+500, 1.00% LIBOR Floor	9/10/2023	Metals & Mining	11,137	10,807	10,789
Appalachian Resource Company, LLC(w)	L+1000, 1.00% LIBOR Floor	9/10/2023	Metals & Mining	5,000	5,000	5,000
Archer Systems, LLC(m)(aa)	S+600, 1.00% SOFR Floor	8/11/2027	Services: Business	18,050	17,892	18,073
Archer Systems, LLC	0.50% Unfunded	8/11/2027	Services: Business	1,905	(17)	2
Associated Asphalt Partners, LLC(m)(n)(x)	L+525, 1.00% LIBOR Floor	4/5/2024	Construction & Building	14,178	14,045	10,888
Atlas Supply LLC	11.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	4,938
Avison Young (USA) Inc.(m)(w)	S+575, 0.00% SOFR Floor	1/31/2026	Banking, Finance, Insurance & Real Estate	2,658	2,634	2,425
BDS Solutions Intermediateco, LLC(m)(aa)	S+625, 1.00% SOFR Floor	2/7/2027	Services: Business	20,044	19,736	19,668
BDS Solutions Intermediateco, LLC(aa)	S+625, 1.00% SOFR Floor	2/7/2027	Services: Business	859	802	843
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	1,998	—	(37)
Berlitz Holdings, Inc.(z)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	13,800	13,080	13,248
Bradshaw International Parent Corp.(m)(w)	L+ 575, 1.00% LIBOR Floor	10/21/2027	Consumer Goods: Durable	12,991	12,730	12,618
Bradshaw International Parent Corp.	0.50% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(33)	(53)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cabi, LLC(m)(z)	S+950, 1.00% SOFR Floor	2/28/2027	Retail	21,931	21,656	21,602
Cadence Aerospace, LLC(m)(n)(t)(x)	L+850, 1.00% LIBOR Floor	11/14/2023	Aerospace & Defense	39,491	39,388	39,195
Carestream Health, Inc.(n)(r)(z)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	7,596	7,596	7,520
CB URS Holdings Corp.(m)(q)(x)	L+575, 1.00% LIBOR Floor	9/1/2024	Transportation: Cargo	14,826	14,797	10,656
Celerity Acquisition Holdings, LLC(m)(x)	L+850, 1.00% LIBOR Floor	5/28/2026	Services: Business	14,738	14,738	14,443
Cennox, Inc.(m)(x)	L+600, 1.00% LIBOR Floor	5/4/2026	Services: Business	22,455	22,455	22,371
Cennox, Inc.(m)(n)(x)	L+600, 1.00% LIBOR Floor	5/4/2026	Services: Business	11,666	11,613	11,623
Cennox, Inc.	L+600, 1.00% LIBOR Floor	5/4/2026	Services: Business	2,987	2,987	2,976
Cennox, Inc.	1.00% Unfunded	11/22/2023	Services: Business	7,193	—	(27)
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	54,827	54,827	54,827
CircusTrix Holdings, LLC(m)(n)(w)	L+550, 1.00% LIBOR Floor	1/16/2024	Hotel, Gaming & Leisure	26,763	26,725	26,763
CircusTrix Holdings, LLC(m)(w)	L+550, 1.00% LIBOR Floor	1/16/2024	Hotel, Gaming & Leisure	2,725	2,703	2,725
CircusTrix Holdings, LLC(m)(w)	L+550, 1.00% LIBOR Floor	7/16/2023	Hotel, Gaming & Leisure	754	745	900
Community Tree Service, LLC(m)(aa)	S+850, 1.00% SOFR Floor	6/17/2027	Construction & Building	12,438	12,438	11,878
Country Fresh Holdings, LLC(q)(x)	L+500, 1.00% LIBOR Floor	4/29/2023	Beverage, Food & Tobacco	877	765	75
Country Fresh Holdings, LLC(q)(x)	L+500, 1.00% LIBOR Floor	4/29/2023	Beverage, Food & Tobacco	355	316	30
Coyote Buyer, LLC(m)(n)(x)	L+600, 1.00% LIBOR Floor	2/6/2026	Chemicals, Plastics & Rubber	33,950	33,798	33,611
Coyote Buyer, LLC(n)(x)	L+800, 1.00% LIBOR Floor	8/6/2026	Chemicals, Plastics & Rubber	6,109	6,032	6,109
Coyote Buyer, LLC	0.50% Unfunded	2/6/2025	Chemicals, Plastics & Rubber	2,500	—	(25)
Critical Nurse Staffing, LLC(m)(x)	L+600, 1.00% LIBOR Floor	11/1/2026	Healthcare & Pharmaceuticals	12,895	12,895	12,895
Critical Nurse Staffing, LLC(m)(x)	L+600, 1.00% LIBOR Floor	11/1/2026	Healthcare & Pharmaceuticals	996	996	996
Critical Nurse Staffing, LLC(x)	L+600, 1.00% LIBOR Floor	11/1/2026	Healthcare & Pharmaceuticals	760	760	760
Critical Nurse Staffing, LLC	1.00% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	4,899	—	—
Critical Nurse Staffing, LLC	0.50% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	240	—	—
David's Bridal, LLC(m)(q)(t)(x)	L+1000, 1.00% LIBOR Floor	5/23/2024	Retail	13,166	12,419	7,702
David's Bridal, LLC(m)(q)(t)(x)	L+1000, 1.00% LIBOR Floor	5/23/2024	Retail	5,426	5,426	3,038
David's Bridal, LLC(q)(t)(x)	L+1000, 1.00% LIBOR Floor	12/23/2024	Retail	6,014	5,457	—
David's Bridal, LLC(q)(t)(x)	L+700, 1.00% LIBOR Floor	12/31/2024	Retail	865	793	—
Deluxe Entertainment Services, Inc.(m)(q)(r)(t)(x)	L+650, 1.00% LIBOR Floor	3/25/2024	Media: Diversified & Production	2,593	2,542	130
Dermcare Management, LLC(m)(z)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,332	9,165	9,251
Dermcare Management, LLC(m)(z)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	3,531	3,453	3,501
Dermcare Management, LLC	Prime+600	4/22/2028	Healthcare & Pharmaceuticals	358	358	355
Dermcare Management, LLC	0.50% Unfunded	10/22/2023	Healthcare & Pharmaceuticals	698	—	(6)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Dermcare Management, LLC	0.50% Unfunded	4/22/2028	Healthcare & Pharmaceuticals	985	—	(9)
DMT Solutions Global Corp.(n)(u)	L+750, 1.00% LIBOR Floor	7/2/2024	Services: Business	3,910	3,884	3,721
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(z)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,925	2,876	2,779
Entertainment Studios P&A LLC(m)(aa)	S+850, 1.00% SOFR Floor	9/28/2027	Media: Diversified & Production	23,488	23,400	23,488
Entertainment Studios P&A LLC(j)	5.00%	5/18/2037	Media: Diversified & Production	—	—	1,368
Flatworld Intermediate Corp.(n)(aa)	S+600, 1.00% SOFR Floor	10/3/2027	Services: Business	25,072	25,072	25,260
Flatworld Intermediate Corp.	0.50% Unfunded	10/3/2027	Services: Business	5,865	—	44
FuseFX, LLC(m)(n)(w)	S+575, 1.00% SOFR Floor	10/1/2024	Media: Diversified & Production	19,744	19,640	19,547
Fusion Connect Inc.(m)(t)(x)	L+850, 1.00% LIBOR Floor	1/18/2027	High Tech Industries	19,677	19,222	19,677
Future Pak, LLC(m)(w)	L+1000, 2.00% LIBOR Floor	7/2/2024	Healthcare & Pharmaceuticals	22,183	22,183	22,183
Gold Medal Holdings, Inc.(m)(aa)	S+700, 1.00% SOFR Floor	3/17/2027	Services: Business	14,759	14,639	14,575
GSC Technologies Inc.(r)(w)	L+500, 1.00% LIBOR Floor	9/30/2025	Chemicals, Plastics & Rubber	2,404	2,329	2,094
GSC Technologies Inc.(r)(t)(w)	L+500, 1.00% LIBOR Floor	9/30/2025	Chemicals, Plastics & Rubber	935	905	612
GSC Technologies Inc.(r)(t)(w)	L+1000, 1.00% LIBOR Floor	9/30/2025	Chemicals, Plastics & Rubber	150	150	150
H.W. Lochner, Inc.(m)(x)	L+575, 1.00% LIBOR Floor	7/2/2027	Construction & Building	8,828	8,763	8,828
H.W. Lochner, Inc.(m)(x)	S +675, 1.00% SOFR Floor	7/2/2027	Construction & Building	7,439	7,229	7,215
H.W. Lochner, Inc.(x)	L+575, 1.00% LIBOR Floor	7/2/2027	Construction & Building	775	765	775
H.W. Lochner, Inc.	0.50% Unfunded	7/2/2027	Construction & Building	225	—	—
Harland Clarke Holdings Corp.(m)(x)	S+775, 1.00% SOFR Floor	6/16/2026	Services: Business	9,186	9,180	7,674
Heritage Power, LLC	Prime+500	7/30/2026	Energy: Oil & Gas	8,622	6,908	3,837
Hilliard, Martinez & Gonzales, LLP(m)(t)(w)	L+1200, 2.00% LIBOR Floor	12/17/2023	Services: Consumer	22,706	22,670	22,706
Hollander Intermediate LLC(m)(aa)	S+875, 2.00% SOFR Floor	9/19/2026	Consumer Goods: Durable	17,249	16,832	16,538
Homer City Generation, L.P.(m)(q)(t)	15.00%	4/5/2023	Energy: Oil & Gas	12,222	12,076	8,209
Homer City Generation, L.P.(t)	17.00%	5/31/2023	Energy: Oil & Gas	1,000	1,000	1,060
Hudson Hospital Opco, LLC(m)(n)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	2,186	2,146	2,169
HUMC Holdco, LLC(m)(x)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	7,827	7,827	7,827
HW Acquisition, LLC(m)	Prime+500	9/28/2026	Capital Equipment	18,828	18,694	17,393
HW Acquisition, LLC	Prime+500	9/28/2026	Capital Equipment	733	713	677
HW Acquisition, LLC	0.50% Unfunded	9/28/2026	Capital Equipment	2,200	—	(168)
ICA Foam Holdings, LLC(m)(aa)	S+675, 1.00% SOFR Floor	11/5/2025	Containers, Packaging & Glass	19,900	19,555	19,477
IJKG Opco LLC(m)(n)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	1,457	1,432	1,446
Independent Pet Partners Intermediate Holdings, LLC(q)(t)	6.00%	11/20/2023	Retail	10,934	10,905	4,702
Independent Pet Partners Intermediate Holdings, LLC(t)	Prime+900	4/16/2023	Retail	2,491	2,308	2,491
Independent Pet Partners Intermediate Holdings, LLC(t)(z)	S+1000, 1.00% SOFR Floor	2/27/2023	Retail	1,577	1,681	1,577
Independent Pet Partners Intermediate Holdings, LLC(t)	Prime+900	4/16/2023	Retail	1,397	1,374	1,397
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Inotiv, Inc.(m)(x)	S+625, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	16,391	16,154	15,818
Instant Web, LLC(m)(n)(r)(t)(w)	L+700, 1.00% LIBOR Floor	2/25/2027	Media: Advertising, Printing & Publishing	40,985	40,985	24,847
Instant Web, LLC(r)(w)	L+650, 1.00% LIBOR Floor	2/25/2027	Media: Advertising, Printing & Publishing	1,186	1,186	1,180
Instant Web, LLC(r)	Prime+375	2/25/2027	Media: Advertising, Printing & Publishing	458	458	469
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	1,517	—	(8)
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	3,246	—	(16)
Invincible Boat Company LLC(m)(x)	L+650, 1.50% LIBOR Floor	8/28/2025	Consumer Goods: Durable	13,536	13,453	13,469
Invincible Boat Company LLC(x)	L+650, 1.50% LIBOR Floor	8/28/2025	Consumer Goods: Durable	559	559	556
Invincible Boat Company LLC	0.50% Unfunded	8/28/2025	Consumer Goods: Durable	239	—	(1)
INW Manufacturing, LLC(n)(x)	L+575, 0.75% LIBOR Floor	3/25/2027	Services: Business	18,500	18,098	17,205
Ironhorse Purchaser, LLC(n)(aa)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	7,107	7,042	7,036
Ironhorse Purchaser, LLC(aa)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	2,036	2,018	2,015
Ironhorse Purchaser, LLC(aa)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	109	101	108
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	707	—	(7)
Isagenix International, LLC(m)(x)	L+775, 1.00% LIBOR Floor	6/14/2025	Beverage, Food & Tobacco	16,229	15,192	13,916
Jenny C Acquisition, Inc.(q)(t)(x)	L+900, 1.75% LIBOR Floor	10/1/2024	Services: Consumer	11,789	11,745	2,358
Jenny C Acquisition, Inc.(t)(z)	S+800, 1.75% SOFR Floor	10/1/2024	Services: Consumer	443	443	443
JP Intermediate B, LLC(m)(x)	L+550, 1.00% LIBOR Floor	11/20/2025	Beverage, Food & Tobacco	13,208	13,082	7,837
K&N Parent, Inc.(t)(z)	S+825, 1.00% SOFR Floor	8/14/2027	Consumer Goods: Durable	5,441	5,441	5,427
K&N Parent, Inc.(z)	S+800, 1.00% SOFR Floor	2/14/2027	Consumer Goods: Durable	4,263	4,111	4,439
Klein Hersh, LLC(m)(t)(z)	S+1139, 0.50% SOFR Floor	4/27/2027	Services: Business	20,273	20,273	20,222
KNB Holdings Corp.(q)(m)(y)	L+550, 1.00% LIBOR Floor	4/26/2024	Consumer Goods: Durable	7,634	7,387	1,651
LAV Gear Holdings, Inc.(m)(n)(t)(aa)	S+628, 1.00% SOFR Floor	10/31/2024	Services: Business	27,788	27,598	27,651
LAV Gear Holdings, Inc.(m)(n)(t)(aa)	S+628, 1.00% SOFR Floor	10/31/2024	Services: Business	4,558	4,555	4,541
LGC US Finco, LLC(m)(w)	L+650, 1.00% LIBOR Floor	12/20/2025	Capital Equipment	11,454	11,225	11,124
Lift Brands, Inc.(m)(n)(r)(w)	L+750, 1.00% LIBOR Floor	6/29/2025	Services: Consumer	23,228	23,228	23,228
Lift Brands, Inc.(m)(n)(r)(t)	9.50%	6/29/2025	Services: Consumer	5,642	5,583	5,332
Lift Brands, Inc.(m)(n)(r)(t)	9.50%	6/29/2025	Services: Consumer	5,296	4,982	4,648
MacNeill Pride Group Corp.(m)(aa)	S+650, 1.00% SOFR Floor	4/22/2026	Services: Consumer	17,759	17,670	17,404
MacNeill Pride Group Corp.(m)(aa)	S+650, 1.00% SOFR Floor	4/22/2026	Services: Consumer	7,890	7,823	7,732
MacNeill Pride Group Corp.	1.00% Unfunded	4/30/2024	Services: Consumer	2,017	—	(40)
Manus Bio Inc.	13.00%	8/20/2026	Healthcare & Pharmaceuticals	13,719	13,644	13,719
Mimeo.com, Inc.(m)(x)	L+680, 1.00% LIBOR Floor	12/21/2024	Media: Advertising, Printing & Publishing	22,156	22,156	21,990
Mimeo.com, Inc.(x)	L+680, 1.00% LIBOR Floor	12/21/2024	Media: Advertising, Printing & Publishing	2,256	2,256	2,239
Mimeo.com, Inc.	1.00% Unfunded	12/21/2024	Media: Advertising, Printing & Publishing	3,000	—	(23)
Moss Holding Company(m)(n)(t)(aa)	S+650, 1.00% SOFR Floor	4/17/2024	Services: Business	19,526	19,464	18,842
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Moss Holding Company	6.25% Unfunded	4/17/2024	Services: Business	106	—	(4)
Moss Holding Company	0.50% Unfunded	4/17/2024	Services: Business	2,126	—	(74)
Neptune Flood Inc.(m)(x)	L+600, 1.00% LIBOR Floor	10/21/2026	Banking, Finance, Insurance & Real Estate	6,208	6,175	6,270
NewsCycle Solutions, Inc.(m)(n)(x)	S +700, 1.00% SOFR Floor	12/29/2023	Media: Advertising, Printing & Publishing	12,413	12,408	12,413
NWN Parent Holdings LLC(m)(x)	S+800, 1.00% SOFR Floor	5/7/2026	High Tech Industries	12,688	12,611	12,577
NWN Parent Holdings LLC(x)	S+800, 1.00% SOFR Floor	5/7/2026	High Tech Industries	1,020	1,008	1,011
NWN Parent Holdings LLC	0.50% Unfunded	5/7/2026	High Tech Industries	480	—	(4)
OpCo Borrower, LLC(m)(z)	S+650, 1.00% SOFR Floor	8/19/2027	Healthcare & Pharmaceuticals	11,315	11,205	11,315
OpCo Borrower, LLC	0.50% Unfunded	8/19/2027	Healthcare & Pharmaceuticals	1,042	—	—
Optio Rx, LLC(m)(n)(w)	L+700, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	15,929	15,900	15,610
Optio Rx, LLC(n)(w)	L+1000, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	2,515	2,507	2,615
Pentec Acquisition Corp.(m)(w)	L+600, 1.00% LIBOR Floor	10/8/2026	Healthcare & Pharmaceuticals	24,688	24,509	24,688
PH Beauty Holdings III. Inc.(m)(x)	L+500, 0.00% LIBOR Floor	9/28/2025	Consumer Goods: Non-Durable	9,550	9,208	8,679
Playboy Enterprises, Inc.(h)(n)(y)	L+625, 0.50% LIBOR Floor	5/25/2027	Consumer Goods: Non-Durable	19,527	19,166	18,599
Project Castle, Inc.(m)(aa)	S+550, 0.50% SOFR Floor	6/1/2029	Services: Business	9,950	8,985	8,520
RA Outdoors, LLC(m)(aa)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	10,979	10,979	10,938
RA Outdoors, LLC(m)(aa)	S+775, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	315	145	314
RA Outdoors, LLC	0.50% Unfunded	4/8/2026	Media: Diversified & Production	735	—	(1)
Retail Services WIS Corp.(m)(x)	L+775, 1.00% LIBOR Floor	5/20/2025	Services: Business	9,423	9,264	9,140
Robert C. Hilliard, L.L.P.(m)(t)(w)	L+1200, 2.00% LIBOR Floor	12/17/2023	Services: Consumer	1,890	1,890	1,890
Rogers Mechanical Contractors, LLC(m)(t)(ab)	S+800, 1.00% SOFR Floor	9/9/2025	Services: Business	16,173	16,173	16,133
Rogers Mechanical Contractors, LLC(t)(ab)	S+800, 1.00% SOFR Floor	9/9/2025	Services: Business	1,538	1,538	1,535
Rogers Mechanical Contractors, LLC(m)(t)(ab)	S+800, 1.00% SOFR Floor	9/9/2025	Services: Business	951	951	949
Rogers Mechanical Contractors, LLC	1.00% Unfunded	4/28/2023	Services: Business	962	—	(2)
Rogers Mechanical Contractors, LLC	0.75% Unfunded	9/9/2025	Services: Business	865	—	(2)
RumbleOn, Inc.(m)(x)	L+825, 1.00% LIBOR Floor	8/31/2026	Automotive	13,284	12,542	12,587
RumbleOn, Inc.(m)(x)	L+825, 1.00% LIBOR Floor	8/31/2026	Automotive	4,019	3,992	3,808
Securus Technologies Holdings, Inc.(m)(x)	L+450, 1.00% LIBOR Floor	11/1/2024	Telecommunications	3,858	3,433	3,848
Sequoia Healthcare Management, LLC(m)(n)(q)	12.75%	11/4/2023	Healthcare & Pharmaceuticals	8,525	8,456	10,720
Service Compression, LLC(m)(t)(aa)	S+1000, 1.00% SOFR Floor	5/6/2027	Energy: Oil & Gas	23,091	22,763	23,091
Service Compression, LLC(m)(aa)	S+1000, 1.00% SOFR Floor	5/6/2027	Energy: Oil & Gas	4,564	4,461	4,565
Service Compression, LLC	0.50% Unfunded	5/6/2025	Energy: Oil & Gas	2,791	—	—
Sleep Opco, LLC(m)(x)	L+650, 1.00% LIBOR Floor	10/12/2026	Retail	13,739	13,539	13,619
Sleep Opco, LLC(x)	L+650, 1.00% LIBOR Floor	10/12/2026	Retail	525	500	520
Sleep Opco, LLC(m)(x)	L+700, 1.00%LIBOR Floor	10/12/2026	Retail	400	394	397
Sleep Opco, LLC	0.50% Unfunded	10/12/2026	Retail	1,225	—	(11)
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	5/29/2023	Healthcare & Pharmaceuticals	13,855	13,851	7,343
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	5/29/2023	Healthcare & Pharmaceuticals	1,231	1,231	603
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	5/29/2023	Healthcare & Pharmaceuticals	586	586	592
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	5/29/2023	Healthcare & Pharmaceuticals	791	710	388
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	5/29/2023	Healthcare & Pharmaceuticals	752	752	368
Spinal USA, Inc. / Precision Medical Inc.(m)(t)(x)	L+950	5/29/2023	Healthcare & Pharmaceuticals	627	562	332
STATinMED, LLC(r)(t)(z)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	9,548	9,548	9,333
STATinMED, LLC(r)(t)(z)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	160	157	162
Thrill Holdings LLC(m)(aa)	S+650, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	20,265	20,265	19,940
Thrill Holdings LLC(aa)	S+650, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	1,739	1,739	1,730
Thrill Holdings LLC	1.00% Unfunded	5/27/2024	Media: Diversified & Production	3,261	—	(16)
Trademark Global, LLC(m)(t)(w)	L+750, 1.00% LIBOR Floor	7/30/2024	Consumer Goods: Non-Durable	15,492	15,460	15,027
Trammell, P.C.(t)(z)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	13,129	13,129	13,096
USALCO, LLC(m)(x)	L+600, 1.00% LIBOR Floor	10/19/2027	Chemicals, Plastics & Rubber	24,688	24,493	24,441
Williams Industrial Services Group, Inc.(n)(t)(aa)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	7,509	7,509	7,681
Williams Industrial Services Group, Inc.(aa)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	429	429	686
Williams Industrial Services Group, Inc.	1.00% Unfunded	4/15/2023	Services: Business	1,000	—	—
Wok Holdings Inc.(m)(x)	L+650, 0.00% LIBOR Floor	3/1/2026	Beverage, Food & Tobacco	25,039	24,329	22,661
WorkGenius, Inc.(m)(aa)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	10,411	10,411	10,411
WorkGenius, Inc.(aa)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	180	166	180
WorkGenius, Inc.	0.50% Unfunded	6/7/2027	Services: Business	570	—	—
Xenon Arc, Inc.(m)(x)	L+525, 0.75% LIBOR Floor	12/17/2027	High Tech Industries	3,905	3,869	3,866
Yak Access, LLC(m)(aa)	S+640, 1.00% SOFR Floor	3/10/2028	Construction & Building	2,972	2,972	2,976
Total Senior Secured First Lien Debt					1,567,330	1,472,453
Senior Secured Second Lien Debt - 4.7%
Global Tel*Link Corp.(n)(aa)	S+1000, 0.00% SOFR Floor	11/29/2026	Telecommunications	11,500	11,386	11,443
OpCo Borrower, LLC(m)	12.50%	2/19/2028	Healthcare & Pharmaceuticals	12,500	11,697	11,500
RA Outdoors, LLC(m)(aa)	S+900, 1.00% SOFR Floor	10/8/2026	Media: Diversified & Production	1,823	1,823	1,820
Securus Technologies Holdings, Inc.(x)	L+825, 1.00% LIBOR Floor	11/1/2025	Telecommunications	2,942	2,929	2,884
TMK Hawk Parent, Corp.(x)	L+800, 1.00% LIBOR Floor	8/28/2025	Services: Business	13,393	13,267	11,350
Total Senior Secured Second Lien Debt					41,102	38,997
Collateralized Securities and Structured Products - Equity - 0.1%
APIDOS CLO XVI Subordinated Notes(g)(h)	0.00% Estimated Yield	1/19/2025	Diversified Financials	9,000	1,217	48
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)	19.30% Estimated Yield	4/15/2025	Diversified Financials	4,000	1,389	1,085
Total Collateralized Securities and Structured Products - Equity					2,606	1,133
Unsecured Debt - 1.9%
Lucky Bucks Holdings LLC(q)(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	23,572	22,860	8,132
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(in thousands)

Portfolio Company(a)	Interest	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
WPLM Acquisition Corp.(t)	15.00%	11/24/2025	Media: Advertising, Printing & Publishing	7,623	7,571	7,385
Total Unsecured Debt					30,431	15,517
Equity - 15.5%
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(r)			Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(o)			Energy: Oil & Gas	511,255 Units	1,642	1,074
Carestream Health Holdings Inc., Common Stock(o)(r)			Healthcare & Pharmaceuticals	613,262 Units	21,758	19,710
CF Arch Holdings LLC, Class A Units(o)			Services: Business	380,952 Units	381	457
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(s)			Diversified Financials	22,072,841 Units	22,073	25,764
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(o)(s)			Diversified Financials	NA	—	—
DBI Investors, Inc., Series A1 Preferred Stock(o)			Retail	20,000 Units	802	—
DBI Investors, Inc., Series A2 Preferred Stock(o)			Retail	1,733 Units	—	—
DBI Investors, Inc., Series A Preferred Stock(o)			Retail	1,396 Units	140	—
DBI Investors, Inc., Series B Preferred Stock(o)			Retail	4,183 Units	410	—
DBI Investors, Inc., Common Stock(o)			Retail	39,423 Units	—	—
DBI Investors, Inc., Reallocation Rights(o)			Retail	7,500 Units	—	—
FWS Parent Holdings, LLC, Class A Membership Interests(o)			Services: Business	35,242 Units	800	707
GSC Technologies Inc., Common Shares(o)(r)			Chemicals, Plastics & Rubber	807,268 Units	—	—
Independent Pet Partners Intermediate Holdings, LLC, Class A Preferred Units(o)			Retail	1,000,000 Units	1,000	—
Independent Pet Partners Intermediate Holdings, LLC, Class B-2 Preferred Units(m)(o)			Retail	2,632,771 Units	2,133	—
Independent Pet Partners Intermediate Holdings, LLC, Class C Preferred Units(m)(o)			Retail	2,632,771 Units	2,633	—
Independent Pet Partners Intermediate Holdings, LLC, Warrants(o)			Retail	155,880 Units	—	—
Instant Web Holdings, LLC, Class A Common Units(o)(r)			Media: Advertising, Printing & Publishing	10,819 Units	—	—
K&N Holdco, LLC, Membership Units(o)			Consumer Goods: Durable	458,364 Units	8,355	6,867
Language Education Holdings GP LLC, Common Units(o)(r)			Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(o)(r)			Services: Business	366,667 Units	825	1,287
Longview Intermediate Holdings C, LLC, Membership Units(r)			Energy: Oil & Gas	653,989 Units	2,704	22,680
Mount Logan Capital Inc., Common Stock(f)(h)(r)			Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	2,204
New Giving Acquisition, Inc., Warrants(o)			Healthcare & Pharmaceuticals	4,630 Units	633	1,152
NS NWN Acquisition, LLC, Class A Preferred Units(o)			High Tech Industries	111 Units	110	1,028
NS NWN Acquisition, LLC, Common Equity(o)			High Tech Industries	346 Units	393	—
NS NWN Holdco LLC, Non-Voting Units(o)			High Tech Industries	522 Units	504	227
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(o)			Consumer Goods: Durable	1,575 Units	1,000	909
Palmetto Clean Technology, Inc., Warrants(o)			High Tech Industries	724,112 Units	471	3,577
RumbleOn, Inc., Warrants(o)			Automotive	60,606 Units	927	—
Service Compression, LLC, Warrants(o)			Energy: Oil & Gas	N/A	509	827
Snap Fitness Holdings, Inc., Class A Common Stock(o)(r)			Services: Consumer	9,858 Units	3,078	5,184
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Snap Fitness Holdings, Inc., Warrants(o)(r)		Services: Consumer	3,996 Units	1,247	2,101
SRA Holdings, LLC, Membership Units(m)(o)(r)		Banking, Finance, Insurance & Real Estate	224,865 Units	23,611	23,577
STATinMed Parent, LLC, Class A Preferred Units(o)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	3,076
STATinMed Parent, LLC, Class B Preferred Units(o)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
WorkGenius, LLC, Class A Units(o)		Services: Business	500 Units	500	512
Yak Holding II, LLC, Series A Preferred Units(o)		Construction & Building	4,000,000 Units	2,000	4,000
Yak Holding II, LLC, Series B-1 Preferred Units(o)		Construction & Building	1,966,018 Units	1,966	1,907
Yak Holding II, LLC, Series A Common Units(o)		Construction & Building	127,419 Units	—	99
Total Equity				115,514	128,926
Short Term Investments - 8.0%(k)
First American Treasury Obligations Fund, Class Z Shares	4.67%(l)			66,326	66,326
Total Short Term Investments				66,326	66,326
TOTAL INVESTMENTS - 207.6%				$1,823,309	1,723,352
LIABILITIES IN EXCESS OF OTHER ASSETS - (107.6)%					(893,042)
NET ASSETS - 100.0%					$830,310
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual London Interbank Offered Rate, or LIBOR, rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2023, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2023. The actual Secured Overnight Financing Rate, or SOFR, rate for each loan listed may not be the applicable SOFR rate as of March 31, 2023, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to March 31, 2023.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2023, 94.4% of the Company’s total assets represented qualifying assets.
i.[Reserved]
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of March 31, 2023.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of March 31, 2023 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of March 31, 2023 (see Note 8).
o.Non-income producing security.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(in thousands)
p.[Reserved]
q.Investment or a portion thereof was on non-accrual status as of March 31, 2023.
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2022 and March 31, 2023, along with transactions during the three months ended March 31, 2023 in these affiliated investments, were as follows:

		Three Months Ended March 31, 2023				Three Months Ended March 31, 2023
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2022	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2023	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
Afore Insurance Services, LLC
First Lien Term Loan	$—	$4,583	$—	$(11)	$4,572	$—	$15	$—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	—
Carestream Health, Inc.
First Lien Term Loan	7,539	4	—	(23)	7,520	—	235	—
Carestream Health Holdings Inc.
Common Shares	21,544	—	—	(1,834)	19,710	—	—	—
DESG Holdings, Inc.
First Lien Term Loan	246	—	(82)	(34)	130	—	—	—
GSC Technologies Inc.
Incremental Term Loan	154	2	(6)	—	150	—	5	—
First Lien Term Loan A	2,064	7	—	23	2,094	—	67	—
First Lien Term Loan B	388	23	—	201	612	—	26	—
Common Shares	—	—	—	—	—	—	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—
Instant Web, LLC
Revolving Loan	321	865	—	(14)	1,172	—	23	—
Priming Term Loan	469	—	—	—	469	—	13	—
First Lien Term Loan	28,167	1,183	—	(4,503)	24,847	—	1,171	—
First Lien Delayed Draw Term Loan	—	—	—	(16)	(16)	—	4	—
Lift Brands, Inc.
Term Loan A	23,287	—	(59)	—	23,228	—	701	—
Term Loan B	5,154	93	—	85	5,332	—	139	—
Term Loan C	4,732	34	—	(118)	4,648	—	160	—
Longview Intermediate Holdings C, LLC
Membership Units	23,995	—	—	(1,315)	22,680	—	—	3,881
Longview Power, LLC
First Lien Term Loan	2,348	—	(1,389)	(959)	—	—	1,306	—
Mount Logan Capital Inc.
Common Stock	2,341	—	—	(137)	2,204	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	5,123	—	—	61	5,184	—	—	—
Warrants	2,077	—	—	24	2,101	—	—	—
SRA Holdings, LLC
Membership Units	—	23,611	—	(34)	23,577	—	—	—
STATinMED, LLC
First Lien Term Loan	9,107	326	—	(100)	9,333	—	334	—
Delayed Draw First Lien Term Loan	156	4	—	2	162	—	6	—
STATinMed Parent, LLC
Class A Preferred Units	4,530	—	—	(1,454)	3,076	—	—	—
Class B Preferred Units	134	—	—	(134)	—	—	—	—
Totals	$143,876	$30,735	$(1,536)	$(10,290)	$162,785	$—	$4,205	$3,881
See accompanying notes to consolidated financial statements

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2023
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
(3)Includes PIK interest income.
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2022 and March 31, 2023, along with transactions during the three months ended March 31, 2023 in these controlled investments, were as follows:

		Three Months Ended March 31, 2023				Three Months Ended March 31, 2023
Controlled Investments	Fair Value at December 31, 2022	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2023	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
CION/EagleTree Partners, LLC
Senior Secured Note	$60,348	$—	$(5,521)	$—	$54,827	$—	$1,977	$—
Participating Preferred Shares	30,766	—	—	(5,002)	25,764	—	—	4,250
Common Shares	—	—	—	—	—	—	—	—
Totals	$91,114	$—	$(5,521)	$(5,002)	$80,591	$—	$1,977	$4,250
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(in thousands)
t.As of March 31, 2023, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities:

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Adapt Laser Acquisition, Inc.	Senior Secured First Lien Debt	14.73%	2.00%	16.73%
American Clinical Solutions LLC	Senior Secured First Lien Debt	7.00%	4.81%	11.81%
American Consolidated Natural Resources, Inc.	Senior Secured First Lien Debt	17.82%	3.00%	20.82%
Ancile Solutions, Inc.	Senior Secured First Lien Debt	12.14%	3.00%	15.14%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	11.91%	2.75%	14.66%
Cadence Aerospace, LLC	Senior Secured First Lien Debt	11.33%	2.00%	13.33%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
David's Bridal, LLC	Senior Secured First Lien Debt	9.82%	5.00%	14.82%
David's Bridal, LLC	Senior Secured First Lien Debt	1.00%	9.83%	10.83%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	10.16%	1.50%	11.66%
Fusion Connect Inc.	Senior Secured First Lien Debt	12.29%	1.00%	13.29%
GSC Technologies Inc.	Senior Secured First Lien Debt	—	9.66%	9.66%
GSC Technologies Inc.	Senior Secured First Lien Debt	9.66%	5.00%	14.66%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	16.78%	16.78%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	6.00%	6.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	17.00%	17.00%
Independent Pet Partners Intermediate Holdings, LLC	Senior Secured First Lien Debt	—	14.95%	14.95%
Instant Web, LLC	Senior Secured First Lien Debt	—	11.85%	11.85%
K&N Parent, Inc.	Senior Secured First Lien Debt	8.17%	5.00%	13.17%
Klein Hersh, LLC	Senior Secured First Lien Debt	4.55%	12.00%	16.55%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	16.78%	16.78%
Rogers Mechanical Contractors, LLC	Senior Secured First Lien Debt	11.70%	1.00%	12.70%
Service Compression, LLC	Senior Secured First Lien Debt	12.91%	2.00%	14.91%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	14.25%	14.25%
STATinMED, LLC	Senior Secured First Lien Debt	—	14.28%	14.28%
Trademark Global, LLC	Senior Secured First Lien Debt	7.84%	4.50%	12.34%
Trammell, P.C.	Senior Secured First Lien Debt	—	19.94%	19.94%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.86%	5.00%	15.86%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
u.As of March 31, 2023, the index rate for $1,814 and $2,096 was 3 Month LIBOR and 6 Month LIBOR, respectively.
v.[Reserved]
w.The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%.
x.The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2023 was 5.19%.
y.The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2023 was 5.31%.
z.The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%.
aa.The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2023 was 4.91%.
ab.The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2023 was 4.90%.
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
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPM as of December 31, 2022 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS as of December 31, 2022 (see Note 8).
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
March 31, 2023
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
The amended and restated investment advisory agreement was approved by shareholders on August 9, 2021. As a result, on August 10, 2021, the Company and CIM entered into the amended and restated investment advisory agreement in order to implement the change to the calculation of the subordinated incentive fee payable from the Company to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company’s net assets rather than adjusted capital.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2022 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2022 and the consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2022 are derived from the 2022 audited consolidated financial statements and include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company does not consolidate its equity interest in CION/EagleTree Partners, LLC, or CION/EagleTree. See Note 7 for a description of the Company’s investment in CION/EagleTree.
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
March 31, 2023
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $66,326 and $10,869 of such investments at March 31, 2023 and December 31, 2022, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of March 31, 2023 or December 31, 2022.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
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
March 31, 2023
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
March 31, 2023
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
As a practical expedient, the Company uses net asset value, or NAV, as the fair value for its equity investment in CION/EagleTree. CION/EagleTree records its underlying investments at fair value on a quarterly basis in accordance with ASC 820.
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of March 31, 2023 and December 31, 2022.
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
March 31, 2023
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
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022:

	Three Months Ended March 31,				Year Ended December 31,
	2023		2022		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	—	—	—	—
Total gross shares/proceeds	—	—	—	—	—	—
Share repurchase program	(338,029)	(3,592)	—	—	(1,658,956)	(15,444)
Net shares/proceeds from share transactions	(338,029)	$(3,592)	—	$—	(1,658,956)	$(15,444)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)

Since commencing its initial continuous public offering on July 2, 2012 and through March 31, 2023, the Company sold 54,961,455 shares of common stock for net proceeds of $1,141,271. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $251,466, for which the Company repurchased 15,307,912 shares of common stock. As of March 31, 2023, 15,307,912 shares of common stock repurchased had been retired.
On September 15, 2022, the Company's shareholders approved a proposal that authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. As of March 31, 2023, the Company has not issued any such shares.
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
March 31, 2023
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

The following table summarizes the share repurchases completed during the year ended December 31, 2022 and the three months ended March 31, 2023:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2022
March 31, 2022	N/A	—	N/A	N/A	$—
June 30, 2022	N/A	—	N/A	N/A	—
September 30, 2022	N/A	695,476	N/A	$9.65	6,711
December 31, 2022	N/A	963,480	N/A	9.06	8,733
Total for the year ended December 31, 2022		1,658,956			$15,444

2023
March 31, 2023	N/A	338,029	N/A	$10.63	$3,592
Total for the three months ended March 31, 2023		338,029			$3,592
From April 1, 2023 to May 3, 2023, the Company repurchased 160,838 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $1,548, or an average purchase price of $9.62 per share. As of May 3, 2023, 15,466,006 shares of common stock repurchased by the Company had been retired.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended March 31,		Year Ended December 31,
Entity	Capacity	Description	2023	2022	2022
CIM	Investment adviser	Management fees(1)	$6,676	$6,655	$27,361
CIM	Investment adviser	Incentive fees(1)	6,335	4,133	18,710
CIM	Administrative services provider	Administrative services expense(1)	837	720	3,348
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(1)	—	—	—
			$13,848	$11,508	$49,419
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
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the three months ended March 31, 2023 and 2022, the Company recorded subordinated incentive fees on income of $6,335 and $4,133, respectively. As of March 31, 2023 and December 31, 2022, the liabilities recorded for subordinated incentive fees were $6,334 and $5,065, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
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
Expense support, if any, was determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. There was no unreimbursed expense support funded by CIM upon such expiration. The specific amount of expense support provided by CIM, if any, was determined at the end of each quarter. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIM and the Company did not repay any expense support to CIM during the three months ended March 31, 2023 and 2022 or the year ended December 31, 2022.
As of March 31, 2023 and December 31, 2022, the total liability payable to CIM and its affiliates was $13,704 and $13,692, respectively, which primarily related to fees earned by CIM during the three months ended March 31, 2023 and December 31, 2022, respectively.
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
March 31, 2023
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
The Company’s board of directors ratified distributions for 5 and 1 record dates during the year ended December 31, 2022 and the three months ended March 31, 2023, respectively.
The following table presents distributions per share that were declared during the year ended December 31, 2022 and the three months ended March 31, 2023:

	Distributions
Three Months Ended	Per Share	Amount
2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	0.2800	15,949
September 30, 2022 (one record date)	0.3100	17,604
December 31, 2022 (two record dates)	0.5800	32,074
Total distributions for the year ended December 31, 2022	$1.4500	$81,575

2023
March 31, 2023 (one record date)	$0.3400	$18,687
Total distributions for the three months ended March 31, 2023	$0.3400	$18,687
On May 8 2023, the Company’s co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the second quarter of 2023 payable on June 15, 2023 to shareholders of record as of June 1, 2023.
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
March 31, 2023
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
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022:

	Three Months Ended March 31,						Year Ended December 31,
	2023			2022			2022
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.3400	$18,687	100.0%	$0.2800	$15,948	100.0%	$1.4500	$81,575	100.0%
Total distributions	$0.3400	$18,687	100.0%	$0.2800	$15,948	100.0%	$1.4500	$81,575	100.0%
It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute at least 90% of its taxable income to its shareholders. In addition, by distributing during each calendar year at least 90% of its “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, the Company intends not to be subject to corporate level federal income tax. Accordingly, no federal income tax provision was required for the year ended December 31, 2022. The Company will also be subject to nondeductible federal excise taxes of 4% if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
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
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. All distributions for 2022 were characterized as ordinary income distributions for federal income tax purposes.
The tax components of accumulated earnings or losses for the current year will be determined at year end. As of December 31, 2022, the components of accumulated losses on a tax basis were as follows:

December 31, 2022
Undistributed ordinary income	$8,543
Other accumulated losses(1)	(77,942)
Net unrealized depreciation on investments	(91,091)
Total accumulated losses	$(160,490)
(1)Includes short term capital loss carryforwards of $7,233 and long term capital loss carryforwards of $66,284.
As of March 31, 2023, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $24,797; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $177,169; the net unrealized depreciation was $152,372; and the aggregate cost of securities for Federal income tax purposes was $1,875,724.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)
Note 6. Investments
The composition of the Company’s investment portfolio as of March 31, 2023 and December 31, 2022 at amortized cost and fair value was as follows:

	March 31, 2023			December 31, 2022
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,567,330	$1,472,453	88.8%	$1,638,995	$1,579,512	90.3%
Senior secured second lien debt	41,102	38,997	2.4%	41,036	38,769	2.2%
Collateralized securities and structured products - equity	2,606	1,133	0.1%	2,687	1,179	0.1%
Unsecured debt	30,431	15,517	0.9%	30,427	22,643	1.3%
Equity	115,514	128,926	7.8%	79,595	107,058	6.1%
Subtotal/total percentage	1,756,983	1,657,026	100.0%	1,792,740	1,749,161	100.0%
Short term investments(2)	66,326	66,326		10,869	10,869
Total investments	$1,823,309	$1,723,352		$1,803,609	$1,760,030
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
March 31, 2023
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$340,815	20.6%	$336,055	19.2%
Healthcare & Pharmaceuticals	232,306	14.0%	237,082	13.6%
Media: Diversified & Production	126,177	7.6%	134,927	7.7%
Services: Consumer	106,082	6.4%	115,849	6.6%
Media: Advertising, Printing & Publishing	87,247	5.3%	105,375	6.0%
Diversified Financials	81,724	4.9%	99,819	5.7%
Chemicals, Plastics & Rubber	66,992	4.0%	66,753	3.8%
Energy: Oil & Gas	65,343	3.9%	68,756	3.9%
Consumer Goods: Durable	62,420	3.8%	60,735	3.5%
Retail	57,034	3.4%	74,718	4.3%
High Tech Industries	53,597	3.2%	56,501	3.2%
Construction & Building	51,310	3.1%	46,007	2.6%
Beverage, Food & Tobacco	44,519	2.7%	45,396	2.6%
Consumer Goods: Non-Durable	42,305	2.6%	47,886	2.8%
Capital Equipment	41,713	2.5%	41,580	2.4%
Aerospace & Defense	39,195	2.4%	38,842	2.2%
Banking, Finance, Insurance & Real Estate	39,048	2.4%	43,836	2.5%
Hotel, Gaming & Leisure	38,520	2.3%	46,739	2.7%
Containers, Packaging & Glass	19,477	1.2%	19,551	1.1%
Telecommunications	18,315	1.1%	18,302	1.1%
Automotive	16,395	1.0%	16,255	0.9%
Metals & Mining	15,836	1.0%	15,780	0.9%
Transportation: Cargo	10,656	0.6%	12,417	0.7%
Subtotal/total percentage	1,657,026	100.0%	1,749,161	100.0%
Short term investments	66,326		10,869
Total investments	$1,723,352		$1,760,030

	March 31, 2023		December 31, 2022
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,647,499	99.4%	$1,739,866	99.5%
Canada	7,485	0.4%	7,452	0.4%
Cayman Islands	1,133	0.1%	1,179	0.1%
Bermuda	909	0.1%	664	—
Subtotal/total percentage	1,657,026	100.0%	1,749,161	100.0%
Short term investments	66,326		10,869
Total investments	$1,723,352		$1,760,030
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of March 31, 2023 and December 31, 2022, investments on non-accrual status represented 3.5% and 1.3%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2023 and December 31, 2022, the Company’s unfunded commitments amounted to $60,176 and $71,420, respectively. As of May 3, 2023, the Company’s unfunded commitments amounted to $55,387. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of March 31, 2023:

Portfolio Company	Interest(a)	Maturity	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Berlitz Holdings, Inc.(g)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	$1,200	$1,133	$1,152
Community Tree Service, LLC(h)	S+850, 1.00% SOFR Floor	6/17/2027	Construction & Building	498	498	475
Future Pak, LLC(e)	L+1000, 2.00% LIBOR Floor	7/2/2024	Healthcare & Pharmaceuticals	1,280	1,271	1,280
Total Senior Secured First Lien Debt					2,902	2,907
Senior Secured Second Lien Debt
Access CIG, LLC(f)	L+775, 0.00% LIBOR Floor	2/27/2026	Services: Business	7,250	7,222	6,942
Dayton Superior Corp.(e)	L+700, 2.00% LIBOR Floor	12/4/2024	Construction & Building	1,006	1,006	1,004
MedPlast Holdings, Inc.(e)	L+775, 0.00% LIBOR Floor	7/2/2026	Healthcare & Pharmaceuticals	6,750	6,172	6,345
Total Senior Secured Second Lien Debt					14,400	14,291
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(c)	11.84% Estimated Yield	2/2/2026	Diversified Financials	10,000	9,858	9,339
Total Collateralized Securities and Structured Products - Equity					9,858	9,339
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	5,427
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)			Media: Diversified & Production	1,469 Units	486	1,644
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)			Media: Diversified & Production	255 Units	—	167
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)			Media: Diversified & Production	4,746 Units	—	315
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	12,966	12,573
Carestream Health Holdings, Inc., Common Stock(d)			Healthcare & Pharmaceuticals	613,262 Units	21,759	19,710
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	7,973	8,995
CTS Ultimate Holdings LLC, Class A Preferred Units(d)			Construction & Building	3,578,701 Units	1,000	644
Dayton HoldCo, LLC, Membership Units(d)			Construction & Building	37,264 Units	8,400	15,617
HDNet Holdco LLC, Preferred Unit Call Option(d)			Media: Diversified & Production	1 Unit	—	98
HW Ultimate Holdings, LP, Class A Membership Units, 4% Dividend(i)			Capital Equipment	2,000,000 Units	2,082	40
Language Education Holdings GP LLC, Common Units(d)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(d)			Services: Business	133,333 Units	300	468
Skillsoft Corp., Class A Common Stock(d)			High Tech Industries	243,425 Units	2,000	487
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					62,166	66,185
TOTAL INVESTMENTS					$89,326	$92,722
a.The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2023, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2023. The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of March 31, 2023, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to March 31, 2023.
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
d.Non-income producing security.
e.The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%.
f.The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2023 was 5.19%.
g.The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%.
h.The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2023 was 4.91%.
i.Investment or a portion thereof was on non-accrual status as of March 31, 2023.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of December 31, 2022:

Portfolio Company	Interest(a)	Maturity	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Berlitz Holdings, Inc.(g)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	$1,200	$1,125	$1,146
Community Tree Service, LLC(h)	S+850, 1.00% SOFR Floor	6/17/2027	Construction & Building	499	499	489
Future Pak, LLC(e)	L+800, 2.00% LIBOR Floor	7/2/2024	Healthcare & Pharmaceuticals	1,395	1,382	1,372
Total Senior Secured First Lien Debt					3,006	3,007
Senior Secured Second Lien Debt
Access CIG, LLC(f)	L+775, 0.00% LIBOR Floor	2/27/2026	Services: Business	7,250	7,220	6,933
Dayton Superior Corp.(e)	L+700, 2.00% LIBOR Floor	12/4/2024	Construction & Building	1,010	1,010	1,007
MedPlast Holdings, Inc.(e)	L+775, 0.00% LIBOR Floor	7/2/2026	Healthcare & Pharmaceuticals	6,750	6,135	6,337
Zest Acquisition Corp.(e)	L+700, 1.00% LIBOR Floor	3/14/2026	Healthcare & Pharmaceuticals	15,000	14,820	14,175
Total Senior Secured Second Lien Debt					29,185	28,452
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(c)	11.84% Estimated Yield	2/2/2026	Diversified Financials	10,000	9,874	9,523
Total Collateralized Securities and Structured Products - Equity					9,874	9,523
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	3,618
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)			Media: Diversified & Production	1,469 Units	486	1,881
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)			Media: Diversified & Production	255 Units	—	187
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)			Media: Diversified & Production	4,746 Units	—	580
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	11,436	11,058
Carestream Health Holdings, Inc., Common Stock(d)			Healthcare & Pharmaceuticals	613,262 Units	21,759	21,544
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	7,891	8,877
CTS Ultimate Holdings LLC, Class A Preferred Units(d)			Construction & Building	3,578,701 Units	1,000	859
Dayton HoldCo, LLC, Membership Units(d)			Construction & Building	37,264 Units	8,400	15,334
HDNet Holdco LLC, Preferred Unit Call Option(d)			Media: Diversified & Production	1 Unit	—	185
HW Ultimate Holdings, LP, Class A Membership Units, 4% Dividend			Capital Equipment	2,000,000 Units	2,082	130
Language Education Holdings GP LLC, Common Units(d)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(d)			Services: Business	133,333 Units	300	427
Skillsoft Corp., Class A Common Stock(d)			High Tech Industries	243,425 Units	2,000	316
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					60,554	64,996
TOTAL INVESTMENTS					$102,619	$105,978
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of March 31, 2023 and December 31, 2022:

Selected Balance Sheet Information:	March 31, 2023	December 31, 2022
Investments, at fair value (amortized cost of $89,326 and $102,619, respectively)	$92,722	$105,978
Cash and other assets	1,739	2,476
Dividend receivable on investments	339	225
Interest receivable on investments	282	301
Total assets	$95,082	$108,980

Senior secured notes (net of unamortized debt issuance costs of $88 and $94, respectively)	$64,414	$70,904
Other liabilities	357	1,881
Total liabilities	64,771	72,785
Members' capital	30,311	36,195
Total liabilities and members' capital	$95,082	$108,980
The following table includes selected statement of operations information for CION/EagleTree for the three months ended March 31, 2023 and 2022 and for the year ended December 31, 2022:

	Three Months Ended March 31,		Year Ended December 31,
Selected Statement of Operations Information:	2023	2022	2022
Total revenues	$1,595	$1,884	$9,653
Total expenses	2,692	2,720	11,120
Net realized gain on investments	176	—	9,947
Net change in unrealized appreciation (depreciation) on investments	37	542	(5,839)
Net (decrease) increase in net assets	$(884)	$(294)	$2,641

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2023:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	L+3.10%	$550,000	$25,000	May 15, 2024
		SOFR+3.10%	50,000	50,000
2026 Notes(1)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
UBS Facility	Repurchase Agreement	L+3.375%	125,000	25,000	November 19, 2023
Series A Notes	Israel Public Bond Offering	SOFR+3.82%	80,712	—	August 31, 2026
2022 More Term Loan	Term Loan Facility Agreement	SOFR+3.50%	50,000	—	April 27, 2027
2021 More Term Loan(2)	Term Loan Facility Agreement	5.20%	30,000	—	September 30, 2024
			$1,010,712	$100,000
(1)As of March 31, 2023, the fair value of the 2026 Notes was $119,219, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2023.
(2)As of March 31, 2023, the fair value of the 2021 More Term Loan was $28,913, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2023.
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
March 31, 2023
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
Interest is payable quarterly in arrears. 34th Street may prepay advances pursuant to the terms and conditions of the Third Amended JPM Credit Facility and the JPM First Amendment, subject to a 1.0% premium in certain circumstances. In addition, 34th Street will be subject to a non-usage fee of 1.0% per year on the amount, if any, of the aggregate principal amount available under the Third Amended JPM Credit Facility and the JPM First Amendment that has not been borrowed through May 14, 2023. The non-usage fees, if any, are payable quarterly in arrears.
As of March 31, 2023 and December 31, 2022, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility and the JPM First Amendment was $600,000 and $610,000, respectively.
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
In connection with the Third Amended JPM Credit Facility and the JPM First Amendment, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended March 31, 2023, 34th Street was in compliance with all covenants and reporting requirements.
Through March 31, 2023, the Company incurred debt issuance costs of $12,102 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility and the JPM First Amendment, which is included in the Company’s consolidated balance sheet as of March 31, 2023 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility and the JPM First Amendment. At March 31, 2023, the unamortized portion of the debt issuance costs was $2,571.
For the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the JPM First Amendment and the Third Amended JPM Credit Facility were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2023	2022	2022
Stated interest expense	$11,990	$4,707	$29,254
Amortization of deferred financing costs	564	490	2,214
Non-usage fee	171	70	617
Total interest expense	$12,725	$5,267	$32,085
Weighted average interest rate(1)	8.02%	3.44%	4.99%
Average borrowings	$606,667	$551,333	$590,603
(1)Includes the stated interest expense and non-usage fee on the unused portion of the JPM First Amendment and the Third Amended JPM Credit Facility and is annualized for periods covering less than one year.
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
March 31, 2023
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after February 11, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended March 31, 2023, the Company was in compliance with all covenants and reporting requirements.
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
As of March 31, 2023, the aggregate principal amount of 2026 Notes outstanding was $125,000.
Through March 31, 2023, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2023 and will amortize to interest expense over the term of the 2026 Notes. At March 31, 2023, the unamortized portion of the debt issuance costs was $1,531.
For the three months ended March 31, 2023 and 2022 and for the year ended December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended March 31,		Year Ended December 31, 2022
	2023	2022
Stated interest expense	$1,406	$1,406	$5,600
Amortization of deferred financing costs	131	131	533
Total interest expense	$1,537	$1,537	$6,133
Weighted average interest rate(1)	4.50%	4.50%	4.50%
Average borrowings	$125,000	$125,000	$125,000
(1)Includes the stated interest expense on the 2026 Notes and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
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
Principal on the Notes will be due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding. As of and for the three months ended March 31, 2023, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
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
March 31, 2023
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
Pursuant to the Amended UBS Facility, on July 1, 2021, December 14, 2021 and April 19, 2022, UBS purchased Class A-R Notes held by Murray Hill Funding for an aggregate purchase price equal to 100% of the principal amount of Class A-R Notes purchased, which was $21,000, $25,000 and $17,500, respectively. On August 20, 2021, March 7, 2023 and April 14, 2023, Murray Hill Funding repurchased Class A-R Notes in the aggregate principal amount of $21,000, $17,500 and $25,000, respectively, from UBS for an aggregate repurchase price of $21,000, $17,500 and $25,000, respectively, which was then repaid by Murray Hill Funding II. The repurchase of the A-R Notes on August 20, 2021, March 7, 2023 and April 14, 2023 resulted in repayments of $21,000, $17,500 and $25,000, respectively, of the outstanding amount of borrowings under the Amended UBS Facility.
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
Pursuant to the Amended UBS Facility, Murray Hill Funding made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility. As of and for the three months ended March 31, 2023, Murray Hill Funding was in compliance with all covenants and reporting requirements.
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At March 31, 2023, all upfront fees and other expenses were fully amortized.
As of March 31, 2023, Notes in the aggregate principal amount of $125,000 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $125,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of March 31, 2023, the amount due at maturity under the Amended UBS Facility was $125,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.
As of March 31, 2023, the fair value of assets held by Murray Hill Funding II was $252,595.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)
For the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2023	2022	2022
Stated interest expense	$2,804	$1,147	$7,273
Non-usage fee	23	47	96
Total interest expense	$2,827	$1,194	$7,369
Weighted average interest rate(1)	8.22%	3.82%	5.29%
Average borrowings	$137,639	$125,000	$137,322
(1)Includes the stated interest expense and non-usage fee on the unused portion of the Amended UBS Facility and is annualized for periods covering less than one year.
Series A Notes
On February 28, 2023, the Company entered into a Deed of Trust, or the Deed of Trust, with Mishmeret Trust Company Ltd., as trustee, under which the Company issued $80,712 in aggregate principal amount of its Series A Unsecured Notes due 2026, or the Series A Notes. The Series A Notes offering in Israel closed on February 28, 2023 and the Series A Notes listed and commenced trading on the TASE on February 28, 2023. After the deduction of fees and other offering expenses, the Company received net proceeds of approximately $77,900, which it used to make investments in portfolio companies in accordance with its investment objectives and for working capital and general corporate purposes. The Series A Notes are rated A1.il by Midroog Ltd., an affiliate of Moody’s.
The Series A Notes will mature on August 31, 2026 and may be redeemed in whole or in part at the Company's option at par plus a “make-whole” premium, if applicable, as set forth in the Deed of Trust. The Series A Notes bear interest at a rate equal to SOFR plus a credit spread of 3.82% per year, which will be paid quarterly on February 28, May 31, August 31, and November 30 of each year, commencing on May 31, 2023. The Series A Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Series A Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525 million, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2023, the Company was in compliance with all covenants and reporting requirements.
On February 26, 2023, the Company’s shares of common stock listed and commenced trading on the TASE under the ticker symbol “CION”.
Through March 31, 2023, the Company incurred debt issuance costs of $3,033 in connection with issuing the Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2023 and will amortize to interest expense over the term of the Series A Notes. At March 31, 2023, the unamortized portion of the debt issuance costs was $2,955.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)
For the period from February 28, 2023 through March 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

For the Period From February 28, 2023 Through March 31, 2023

Stated interest expense	$618
Amortization of deferred financing costs	78
Total interest expense	$696
Weighted average interest rate(1)	8.62%
Average borrowings	$80,712
(1) Includes the stated interest expense on the Series A Notes and is annualized for periods covering less than one year.
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
The More Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the More Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2023, the Company was in compliance with all covenants and reporting requirements.
Through March 31, 2023, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 More Term Loan, which is included in the Company’s consolidated balance sheet as of March 31, 2023 and will amortize to interest expense over the term of the 2022 More Term Loan. At March 31, 2023, the unamortized portion of the debt issuance costs was $834.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)
For the three months ended March 31, 2023 and for the period from April 27, 2022 through December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 More Term Loan were as follows:

	Three Months Ended March 31, 2023	For the Period From April 27, 2022 Through December 31, 2022

Stated interest expense	$1,012	$2,027
Amortization of deferred financing costs	51	140
Total interest expense	$1,063	$2,167
Weighted average interest rate(1)	8.10%	5.86%
Average borrowings	$50,000	$50,000
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
The Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2023, the Company was in compliance with all covenants and reporting requirements.
Through March 31, 2023, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 More Term Loan, which is included in the Company’s consolidated balance sheet as of March 31, 2023 and will amortize to interest expense over the term of the 2021 More Term Loan. At March 31, 2023, the unamortized portion of the debt issuance costs was $425.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)
For the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 More Term Loan were as follows:

	Three Months Ended March 31,		Year Ended December 31, 2022
	2023	2022
Stated interest expense	$390	$390	$1,582
Amortization of deferred financing costs	71	71	288
Total interest expense	$461	$461	$1,870
Weighted average interest rate(1)	5.20%	5.20%	5.20%
Average borrowings	$30,000	$30,000	$30,000
(1) Includes the stated interest expense on the 2021 More Term Loan and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of March 31, 2023 and December 31, 2022, according to the fair value hierarchy:

	March 31, 2023(1)				December 31, 2022(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,472,453	$1,472,453	$—	$—	$1,579,512	$1,579,512
Senior secured second lien debt	—	—	38,997	38,997	—	—	38,769	38,769
Collateralized securities and structured products - equity	—	—	1,133	1,133	—	—	1,179	1,179
Unsecured debt	—	—	15,517	15,517	—	—	22,643	22,643
Equity	2,204	—	100,958	103,162	2,341	—	73,951	76,292
Short term investments	66,326	—	—	66,326	10,869	—	—	10,869
Total Investments	$68,530	$—	$1,629,058	$1,697,588	$13,210	$—	$1,716,054	$1,729,264
(1)Excludes the Company's $25,764 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $30,766 investment in CION/EagleTree, which is measured at NAV.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2022	$1,579,512	$38,769	$1,179	$22,643	$73,951	$1,716,054
Investments purchased(2)(3)	40,752	—	—	—	35,933	76,685
Net realized loss	(4,511)	—	—	—	(14)	(4,525)
Net change in unrealized (depreciation) appreciation	(35,394)	163	35	(7,130)	(8,912)	(51,238)
Accretion of discount	4,269	69	—	4	—	4,342
Sales and principal repayments(3)	(112,175)	(4)	(81)	—	—	(112,260)
Ending balance, March 31, 2023	$1,472,453	$38,997	$1,133	$15,517	$100,958	$1,629,058
Change in net unrealized (depreciation) appreciation on investments still held as of March 31, 2023(1)	$(34,672)	$163	$35	$(7,130)	$(8,912)	$(50,516)
(1)Included in net change in unrealized depreciation on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
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
(1)Included in net change in unrealized depreciation on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,258,936	Discounted Cash Flow	Discount Rates	6.5%	—	35.0%	13.9%
	124,286	Broker Quotes	Broker Quotes	N/A			N/A
	45,643	Market Comparable Approach	Revenue Multiple	0.20x	—	1.55x	0.62x
	39,376		EBITDA Multiple	5.75x	—	12.5x	10.45x
	3,837		$ per kW	$131.85			N/A
	375	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	38,997	Discounted Cash Flow	Discount Rates	10.3%	—	22.5%	15.6%
Collateralized securities and structured products - equity	1,133	Discounted Cash Flow	Discount Rates	21.0%			N/A
Unsecured debt	8,132	Contingent Claims Analysis	Expected Volatility	110.0%			N/A
	7,385	Discounted Cash Flow	Discount Rates	16.5%			N/A
Equity	69,263	Market Comparable Approach	EBITDA Multiple	3.75x	—	15.50x	10.08x
	22,680		$ per kW	$425			N/A
	7,940		Revenue Multiple	0.13x	—	6.00x	3.25x
	1,075	Broker Quotes	Broker Quotes	N/A			N/A
	—	Options Pricing Model	Expected Volatility	60.0%	—	95.0%	N/A
Total	$1,629,058
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)

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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022:

	Three Months Ended March 31,		Year Ended December 31,
	2023	2022	2022
Professional fees	$526	$633	$1,778
Dues and subscriptions	429	535	791
Transfer agent expense	268	291	1,124
Valuation expense	173	179	821
Director fees and expenses	169	154	632
Insurance expense	167	251	833
Accounting and administrative costs	166	157	524
Printing and marketing expense	5	5	708
Other expenses	52	17	67
Total general and administrative expense	$1,955	$2,222	$7,278

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
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
As of March 31, 2023 and December 31, 2022, the Company’s unfunded commitments were as follows:

Unfunded Commitments	March 31, 2023(1)	December 31, 2022(1)
Cennox, Inc.	$7,193	$7,567
Flatworld Intermediate Corp.	5,865	5,865
Critical Nurse Staffing, LLC	5,139	5,599
Instant Web, LLC	4,763	5,628
American Health Staffing Group, Inc.	3,333	3,333
Thrill Holdings LLC	3,261	3,261
Mimeo.com, Inc.	3,000	3,000
Service Compression, LLC	2,791	4,186
Coyote Buyer, LLC	2,500	2,500
Moss Holding Company	2,232	2,232
HW Acquisition, LLC	2,200	2,200
MacNeill Pride Group Corp.	2,017	2,017
BDS Solutions Intermediateco, LLC	1,998	1,998
Archer Systems, LLC	1,905	1,905
Bradshaw International Parent Corp.	1,844	1,844
Rogers Mechanical Contractors, LLC	1,827	3,365
Dermcare Management, LLC	1,683	1,862
Sleep Opco, LLC	1,225	1,750
OpCo Borrower, LLC	1,042	833
Williams Industrial Services Group, Inc.	1,000	—
RA Outdoors, LLC	735	1,049
Ironhorse Purchaser, LLC	707	2,469
WorkGenius, Inc.	570	750
NWN Parent Holdings LLC	480	90
Invincible Boat Company LLC	239	559
American Teleconferencing Services, Ltd.	235	235
H.W. Lochner, Inc.	225	225
Anthem Sports & Entertainment Inc.	167	167
Homer City Holdings LLC	—	3,000
RumbleOn, Inc.	—	1,775
STATinMED, LLC	—	156
Total	$60,176	$71,420
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2023 and December 31, 2022, refer to the table above and the consolidated schedules of investments. As of May 3, 2023, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $55,387.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, conversion fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022:

	Three Months Ended March 31,		Year Ended December 31,
	2023	2022	2022
Amendment fees	$2,724	$395	$2,633
Commitment fees	309	—	—
Administrative agent fees	30	25	100
Capital structuring and other fees	—	1,022	4,446
Conversion fees	—	—	2,365
Total	$3,063	$1,442	$9,544
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022:

	Three Months Ended March 31,		Year Ended December 31,
	2023	2022	2022
Per share data:(1)
Net asset value at beginning of period	$15.98	$16.34	$16.34
Results of operations:
Net investment income	0.54	0.34	1.56
Net realized loss and net change in unrealized depreciation on investments and loss on foreign currency(2)	(1.10)	(0.20)	(0.68)
Net (decrease) increase in net assets resulting from operations(2)	(0.56)	0.14	0.88
Shareholder distributions:
Distributions from net investment income	(0.34)	(0.28)	(1.44)
Net decrease in net assets resulting from shareholders' distributions	(0.34)	(0.28)	(1.44)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—	—
Repurchases of common stock below net asset value(4)	0.03	—	0.20
Net increase in net assets resulting from capital share transactions	0.03	—	0.20
Net asset value at end of period	$15.11	$16.20	$15.98
Shares of common stock outstanding at end of period	54,961,455	56,958,440	55,299,484
Total investment return-net asset value(5)	(2.17)%	1.01%	10.44%
Total investment return-market value(6)	4.75%	15.38%	(14.87)%
Net assets at beginning of period	$883,634	$930,512	$930,512
Net assets at end of period	$830,310	$922,453	$883,634
Average net assets	$875,337	$931,165	$917,781
Ratio/Supplemental data:
Ratio of net investment income to average net assets	3.41%	2.09%	9.61%
Ratio of net operating expenses to average net assets	4.01%	2.38%	11.63%
Portfolio turnover rate(7)	1.35%	3.60%	26.81%
Total amount of senior securities outstanding	$1,010,712	$875,000	$957,500
Asset coverage ratio(8)	1.82	2.05	1.92
(1)The per share data for the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022 was derived by using the weighted average shares of common stock outstanding during each period.
(2)The amount shown for net realized loss, net change in unrealized depreciation on investments and loss on foreign currency is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio. As a result, net (decrease) increase in net assets resulting from operations in this schedule may vary from the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2023
(in thousands, except share and per share amounts)
(3)The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022. The Company's follow-on continuous public offering ended on January 25, 2019.
(4)Repurchases of common stock may have caused an incremental decrease or increase in net asset value per share due to the repurchase of shares at a price in excess of or below net asset value per share, respectively, on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022.
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
(6)Total investment return-market value for the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s New DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.
(8)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period (excluding unfunded commitments), divided by (ii) total senior securities outstanding at the end of the period.

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
The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.
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
The amended and restated investment advisory agreement was approved by shareholders on August 9, 2021. As a result, on August 10, 2021, we and CIM entered into the amended and restated investment advisory agreement in order to implement the change to the calculation of the subordinated incentive fee payable from us to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of our net assets rather than adjusted capital.
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
Recent Developments
Q2 2023 Regular Distribution

On May 8, 2023, our co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the second quarter of 2023 payable on June 15, 2023 to shareholders of record as of June 1, 2023.

Portfolio Investment Activity for the Three Months Ended March 31, 2023 and 2022 and the Year Ended December 31, 2022
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022:

	Three Months Ended March 31,		Year Ended December 31,
Net Investment Activity	2023	2022	2022
Purchases and drawdowns
Senior secured first lien debt	$22,221	$136,698	$524,293
Senior secured second lien debt	—	—	19,932
Equity	2,000	1,125	6,313
Sales and principal repayments	(66,274)	(61,031)	(469,760)
Net portfolio activity	$(42,053)	$76,792	$80,778
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,567,330	$1,472,453	88.8%
Senior secured second lien debt	41,102	38,997	2.4%
Collateralized securities and structured products - equity	2,606	1,133	0.1%
Unsecured debt	30,431	15,517	0.9%
Equity	115,514	128,926	7.8%
Subtotal/total percentage	1,756,983	1,657,026	100.0%
Short term investments(2)	66,326	66,326
Total investments	$1,823,309	$1,723,352
Number of portfolio companies			109
Average annual EBITDA of portfolio companies		$56.0 million
Median annual EBITDA of portfolio companies			$35.0 million
Purchased at a weighted average price of par			97.81%
Gross annual portfolio yield based upon the purchase price(3)			11.18%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of March 31, 2023 and December 31, 2022, excluding short term investments of $66,326 and $10,869, respectively:

	March 31, 2023			December 31, 2022
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,480,336	$1,390,918	84.0%	$1,539,214	$1,477,630	84.5%
Fixed interest rate investments	158,527	134,681	8.1%	166,297	157,006	9.0%
Non-income producing investments	87,203	78,278	4.7%	76,061	104,619	6.0%
Other income producing investments	30,917	53,149	3.2%	11,168	9,906	0.5%
Total investments	$1,756,983	$1,657,026	100.0%	$1,792,740	$1,749,161	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$340,815	20.6%	$336,055	19.2%
Healthcare & Pharmaceuticals	232,306	14.0%	237,082	13.6%
Media: Diversified & Production	126,177	7.6%	134,927	7.7%
Services: Consumer	106,082	6.4%	115,849	6.6%
Media: Advertising, Printing & Publishing	87,247	5.3%	105,375	6.0%
Diversified Financials	81,724	4.9%	99,819	5.7%
Chemicals, Plastics & Rubber	66,992	4.0%	66,753	3.8%
Energy: Oil & Gas	65,343	3.9%	68,756	3.9%
Consumer Goods: Durable	62,420	3.8%	60,735	3.5%
Retail	57,034	3.4%	74,718	4.3%
High Tech Industries	53,597	3.2%	56,501	3.2%
Construction & Building	51,310	3.1%	46,007	2.6%
Beverage, Food & Tobacco	44,519	2.7%	45,396	2.6%
Consumer Goods: Non-Durable	42,305	2.6%	47,886	2.8%
Capital Equipment	41,713	2.5%	41,580	2.4%
Aerospace & Defense	39,195	2.4%	38,842	2.2%
Banking, Finance, Insurance & Real Estate	39,048	2.4%	43,836	2.5%
Hotel, Gaming & Leisure	38,520	2.3%	46,739	2.7%
Containers, Packaging & Glass	19,477	1.2%	19,551	1.1%
Telecommunications	18,315	1.1%	18,302	1.1%
Automotive	16,395	1.0%	16,255	0.9%
Metals & Mining	15,836	1.0%	15,780	0.9%
Transportation: Cargo	10,656	0.6%	12,417	0.7%
Subtotal/total percentage	1,657,026	100.0%	1,749,161	100.0%
Short term investments	66,326		10,869
Total investments	$1,723,352		$1,760,030
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2023 and December 31, 2022, our unfunded commitments amounted to $60,176 and $71,420, respectively. As of May 3, 2023, our unfunded commitments amounted to $55,387. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of March 31, 2023 and December 31, 2022, excluding short term investments of $66,326 and $10,869, respectively:

	March 31, 2023		December 31, 2022
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$1,530	0.1%	$24,450	1.4%
2	1,410,148	85.1%	1,424,681	81.5%
3	187,757	11.3%	260,662	14.9%
4	31,414	1.9%	39,032	2.2%
5	26,177	1.6%	336	—
	$1,657,026	100.0%	$1,749,161	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of May 3, 2023:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,424,228	87.1%
Senior secured second lien debt	38,992	2.4%
Collateralized securities and structured products - equity	1,133	0.1%
Unsecured debt	15,517	0.9%
Equity	155,883	9.5%
Subtotal/total percentage	1,635,753	100.0%
Short term investments(2)	66,876
Total investments	$1,702,629
Number of portfolio companies		109
Average annual EBITDA of portfolio companies	$55.6 million
Median annual EBITDA of portfolio companies	$33.7 million
Purchased at a weighted average price of par		97.78%
Gross annual portfolio yield based upon the purchase price(2)		10.99%
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
Results of Operations for the Three Months Ended March 31, 2023 and 2022
Our results of operations for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Investment income	$64,975	$41,683
Operating expenses and income taxes	35,117	22,200
Net investment income after taxes	29,858	19,483
Net realized loss on investments and foreign currency	(4,525)	(69)
Net change in unrealized depreciation on investments	(56,378)	(11,525)
Net (decrease) increase in net assets resulting from operations	$(31,045)	$7,889
Investment Income
For the three months ended March 31, 2023 and 2022, we generated investment income of $64,975 and $41,683, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 102 and 112 portfolio companies held during each respective period. The increase in investment income was primarily due to higher LIBOR and SOFR rates and higher dividend income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Management fees	$6,676	$6,655
Administrative services expense	837	720
Subordinated incentive fee on income	6,335	4,133
General and administrative	1,955	2,222
Interest expense	19,309	8,459
Income tax expense, including excise tax	5	11
Total operating expenses and income taxes	$35,117	$22,200

The increase in interest expense was primarily the result of (a) higher average borrowings under our financing arrangements during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, and (b) higher LIBOR and SOFR rates during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in subordinated incentive fee on income was primarily the result of the increase in investment income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, which was partially offset by the increase in interest expense during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
The composition of our general and administrative expenses for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Professional fees	$526	$633
Dues and subscriptions	429	535
Transfer agent expense	268	291
Valuation expense	173	179
Director fees and expenses	169	154
Insurance expense	167	251
Accounting and administrative costs	166	157
Printing and marketing expense	5	5
Other expenses	52	17
Total general and administrative expense	$1,955	$2,222
Net Investment Income After Taxes

Our net investment income after taxes totaled $29,858 and $19,483 for the three months ended March 31, 2023 and 2022, respectively. The increase in net investment income was a result of an increase in our investment income during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, which was partially offset by an increase in our operating expenses during the same period, which was driven primarily by increases in interest expense and the subordinated incentive fee on income.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled $(4,525) and $(69) for the three months ended March 31, 2023 and 2022, respectively. This change was driven primarily by realized losses on the restructure of certain investments during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled $(56,378) and $(11,525) for the three months ended March 31, 2023 and 2022, respectively. This change was driven primarily by the underperformance of certain investments during the three months ended March 31, 2023 compared to widening credit spreads and decreased multiples in equity markets as well as the underperformance of certain investments during the three months ended March 31, 2022.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the three months ended March 31, 2023 and 2022, we recorded a net (decrease) increase in net assets resulting from operations of $(31,045) and $7,889, respectively, as a result of our operating activity for the respective periods.
Financial Condition, Liquidity and Capital Resources

We generate cash primarily from cash flows from interest, fees and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We also employ leverage to seek to enhance our returns as market conditions permit and at the discretion of CIM and pursuant to the 1940 Act. As a result, we also generate cash from our existing financing arrangements and may generate cash from future borrowings, as well as future offerings of securities including public and/or private issuances of debt and/or equity securities. We use cash primarily to (i) purchase investments in new and existing portfolio companies, (ii) pay for the cost of operations (including paying advisory fees to and/or reimbursing CIM), (iii) make debt service payments related to any of our financing arrangements and (iv) pay cash distributions to the holders of our shares.

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC’s debt to equity from a maximum of 1-to-1 to a maximum of 2-to-1, so long as certain approval and disclosure requirements are satisfied. As a result of receiving shareholder approval on December 30, 2021, effective December 31, 2021, we are required to maintain asset coverage for our senior securities of 150% rather than 200%, which allows us to increase the maximum amount of leverage that we are permitted to incur. We may from time to time enter into additional financing arrangements or amend the size of our existing financing arrangements. Any increase to our leverage would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of March 31, 2023 and December 31, 2022, our asset coverage ratio was 1.82 and 1.92, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

On September 15, 2022, our shareholders authorized us to issue shares of our common stock at prices below the then current NAV per share in one or more offerings for a 12-month period following such shareholder approval. As of the date of this report, we are not engaged in discussions to issue any such shares.

As of March 31, 2023, we had cash of $96,016 and short term investments of $66,326 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of March 31, 2023, taken together with our available debt, is expected to be sufficient for our investing and financing activities and to conduct our operations in the near term. As of March 31, 2023, we had $100 million available under our financing arrangements.

Our short-term cash needs include the funding of additional portfolio investments (including unfunded commitments), the payment of operating expenses including interest expense, management fees, incentive fees, administrative services expense and general and administrative expenses, as well as paying distributions to our shareholders. Our short-term cash needs also include principal payments on outstanding secured financing arrangements to the extent such secured financing arrangements are not extended. Our long-term cash needs will include principal payments on outstanding financing arrangements and funding of additional portfolio investments. Funding for short and long-term cash needs will come from cash provided from operating activities and/or unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

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

During the three months ended March 31, 2023, we repurchased an aggregate of 338,029 shares under the 10b5-1 trading plan for an aggregate purchase price of $3,592, or an average purchase price of $10.63 per share.
From April 1, 2023 to May 3, 2023, we repurchased an aggregate of 160,838 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $1,548, or an average purchase price of $9.62 per share. From the inception of the 10b5-1 trading plan in August 2022 through May 3, 2023, we repurchased an aggregate of 2,157,823 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $20,584, or an average purchase price of $9.54 per share.

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
The following table presents distributions per share that were declared during the year ended December 31, 2022 and the three months ended March 31, 2023:

	Distributions
Three Months Ended	Per Share	Amount
2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	0.2800	15,949
September 30, 2022 (one record date)	0.3100	17,604
December 31, 2022 (two record dates)	0.5800	32,074
Total distributions for the year ended December 31, 2022	$1.4500	$81,575

2023
March 31, 2023 (one record date)	$0.3400	$18,687
Total distributions for the three months ended March 31, 2023	$0.3400	$18,687

On May 8, 2023, our co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the second quarter of 2023 payable on June 15, 2023 to shareholders of record as of June 1, 2023.

For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of March 31, 2023 and May 3, 2023, our aggregate outstanding borrowings under the JPM Credit Facility were $600,000 and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $75,000. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
UBS Facility
As of March 31, 2023 and May 3, 2023, our outstanding borrowings under the Amended UBS Facility were $125,000 and $100,000, respectively, and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $25,000 and $50,000, respectively. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
2026 Notes

As of March 31, 2023 and May 3, 2023, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2021 More Term Loan
As of March 31, 2023 and May 3, 2023, our outstanding borrowings under the 2021 More Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2021 More Term Loan. For a detailed discussion of our 2021 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2022 More Term Loan
As of March 31, 2023 and May 3, 2023, our outstanding borrowings under the 2022 More Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 More Term Loan. For a detailed discussion of our 2022 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
Series A Notes

As of March 31, 2023 and May 3, 2023, we had $80,712 in aggregate principal amount of Series A Notes outstanding and there was no unfunded principal amount in connection with the Series A Notes. For a detailed discussion of our Series A Notes, refer to Note 8 to our consolidated financial statements included in this report.
Unfunded Commitments
As of March 31, 2023 and May 3, 2023, our unfunded commitments amounted to $60,176 and $55,387, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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
Related Party Transactions

For a discussion of our relationship with related parties including CIM, CIG, and AIA and amounts incurred under agreements with such related parties, refer to Note 4 to our consolidated financial statements included in this report. For a discussion of our relationship with CION/EagleTree, refer to Note 7 to our consolidated financial statements included in this report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2023, 84.0% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of March 31, 2023, under the terms of the Third Amended JPM Credit Facility, advances bear interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.10% per year. Under the terms of the JPM First Amendment, additional advances of up to $100,000 bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.10% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month LIBOR, plus a spread of 3.375% per year. Pursuant to the terms of the Deed of Trust, the Series A Notes bear interest at a floating rate equal to average overnight SOFR, plus a credit spread of 3.82% per year. Pursuant to the terms of the 2022 More Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Third Amended JPM Credit Facility (including the JPM First Amendment), the Amended UBS Facility, the Series A Notes or the 2022 More Term Loan in effect as of March 31, 2023:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(14,417)	(14.3)%
Down 200 basis points	(9,783)	(9.7)%
Down 100 basis points	(4,926)	(4.9)%
Down 50 basis points	(2,486)	(2.5)%
No change to current base rate (4.96% as of March 31, 2023)	—	—
Up 50 basis points	2,395	2.4%
Up 100 basis points	4,835	4.8%
Up 200 basis points	9,716	9.6%
Up 300 basis points	14,596	14.5%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes and the 2021 More Term Loan), or the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 8.1% of our investments paid fixed interest rates as of March 31, 2023. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2023 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.
We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Our cash is held principally at one financial institution that we believe is of high quality and at times may exceed insured limits. Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the FDIC insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2023.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2023 pursuant to our share repurchase policy.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2023	129,882	$10.58	129,882	(1)
February 1 to February 28, 2023	114,733	11.06	114,733	(1)
March 1 to March 31, 2023	93,423	10.17	93,423	(1)
Total	338,038	$10.63	338,038	(1)
(1)A description of the shares of our common stock that may be repurchased is set forth in a discussion of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the officers or directors of the Company adopted or terminated any Rule 10b5-1 trading arrangements applicable to them (if any) or the Company.

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

21.1	Subsidiaries of CĪON Investment Corporation. (Incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2023 (File No. 814-00941)).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 9, 2023
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)