Form 10-Q
period 2023-06-30
CION Investment Corp
filed 2023-08-09
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 2, 2023 was 54,575,136.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,583,865 and $1,580,844, respectively)	$1,510,372	$1,525,040
Non-controlled, affiliated investments (amortized cost of $204,248 and $140,344, respectively)	198,084	143,876
Controlled investments (amortized cost of $76,900 and $82,421, respectively)	80,006	91,114
Total investments, at fair value (amortized cost of $1,865,013 and $1,803,609, respectively)	1,788,462	1,760,030
Cash	11,515	82,739
Interest receivable on investments	33,200	26,526
Receivable due on investments sold and repaid	997	1,016
Dividends receivable on controlled investments	—	1,275
Prepaid expenses and other assets	608	825
Total assets	$1,834,782	$1,872,411

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $8,976 and $6,178, respectively)	$976,737	$951,322
Accounts payable and accrued expenses	1,344	1,012
Interest payable	8,183	7,820
Accrued management fees	6,546	6,924
Accrued subordinated incentive fee on income	4,967	5,065
Accrued administrative services expense	574	1,703
Shareholder distribution payable	67	14,931
Total liabilities	998,418	988,777

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 54,645,571
and 55,299,484 shares issued and 54,632,827 and 55,299,484 shares outstanding, respectively	55	55
Capital in excess of par value	1,037,729	1,044,547
Accumulated distributable losses	(201,420)	(160,968)
Total shareholders' equity	836,364	883,634
Total liabilities and shareholders' equity	$1,834,782	$1,872,411
Net asset value per share of common stock at end of period	$15.31	$15.98

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$47,117	$31,749	$89,885	$62,743	$140,560
Paid-in-kind interest income	4,297	4,613	9,128	9,219	22,737
Fee income	1,154	2,554	2,297	3,503	9,019
Dividend income	—	—	—	46	103
Non-controlled, affiliated investments
Interest income	1,734	1,545	4,208	2,568	5,865
Dividend income	52	53	3,933	53	79
Paid-in-kind interest income	1,751	874	3,482	2,319	6,204
Fee income	477	13	2,397	506	525
Controlled investments
Dividend income	—	—	4,250	—	1,275
Interest income	1,914	1,742	3,891	3,869	6,049
Paid-in-kind interest income	—	409	—	409	2,482
Total investment income	58,496	43,552	123,471	85,235	194,898
Operating expenses
Management fees	6,546	6,839	13,222	13,494	27,361
Administrative services expense	910	781	1,747	1,501	3,348
Subordinated incentive fee on income	4,965	4,091	11,300	8,224	18,710
General and administrative	2,074	1,712	4,029	3,934	7,278
Interest expense	20,467	10,841	39,776	19,300	49,624
Total operating expenses	34,962	24,264	70,074	46,453	106,321
Net investment income before taxes	23,534	19,288	53,397	38,782	88,577
Income tax expense, including excise tax	118	—	123	11	372
Net investment income after taxes	23,416	19,288	53,274	38,771	88,205
Realized and unrealized (losses) gains
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	(18,928)	180	(23,453)	208	(11,217)
Non-controlled, affiliated investments	—	—	—	(97)	(21,530)
Foreign currency	—	—	—	—	(3)
Net realized (losses) gains	(18,928)	180	(23,453)	111	(32,750)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	23,396	(17,482)	(17,690)	(24,977)	(19,807)
Non-controlled, affiliated investments	595	(1,577)	(9,695)	(5,357)	13,523
Controlled investments	(585)	(1,675)	(5,587)	(1,925)	970
Net change in unrealized appreciation (depreciation)	23,406	(20,734)	(32,972)	(32,259)	(5,314)
Net realized and unrealized gains (losses)	4,478	(20,554)	(56,425)	(32,148)	(38,064)
Net increase (decrease) in net assets resulting from operations	$27,894	$(1,266)	$(3,151)	$6,623	$50,141
Per share information—basic and diluted
Net increase (decrease) in net assets per share resulting from operations	$0.51	$(0.02)	$(0.06)	$0.12	$0.89
Net investment income per share	$0.43	$0.34	$0.97	$0.68	$1.56
Weighted average shares of common stock outstanding	54,788,740	56,958,440	54,948,225	56,958,440	56,556,510
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$23,416	$19,288	$53,274	$38,771	$88,205
Net realized (loss) gain on investments	(18,928)	180	(23,453)	111	(32,747)
Net realized loss on foreign currency	—	—	—	—	(3)
Net change in unrealized appreciation (depreciation) on investments	23,406	(20,734)	(32,972)	(32,259)	(5,314)
Net increase (decrease) in net assets resulting from operations	27,894	(1,266)	(3,151)	6,623	50,141
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(18,614)	(15,949)	(37,301)	(31,897)	(81,575)
Net decrease in net assets resulting from shareholders' distributions	(18,614)	(15,949)	(37,301)	(31,897)	(81,575)
Changes in net assets from capital share transactions:
Repurchase of common stock	(3,226)	—	(6,818)	—	(15,444)
Net decrease in net assets resulting from capital share transactions	(3,226)	—	(6,818)	—	(15,444)

Total increase (decrease) in net assets	6,054	(17,215)	(47,270)	(25,274)	(46,878)
Net assets at beginning of period	830,310	922,453	883,634	930,512	930,512
Net assets at end of period	$836,364	$905,238	$836,364	$905,238	$883,634
Net asset value per share of common stock at end of period	$15.31	$15.89	$15.31	$15.89	$15.98
Shares of common stock outstanding at end of period	54,632,827	56,958,440	54,632,827	56,958,440	55,299,484
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$27,894	$(1,266)	$(3,151)	$6,623	$50,141
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net accretion of discount on investments	(2,601)	(2,478)	(6,943)	(4,974)	(11,032)
Proceeds from principal repayment of investments	52,809	102,963	110,271	161,710	407,174
Purchase of investments	(69,885)	(173,224)	(92,933)	(311,047)	(550,538)
Paid-in-kind interest and dividends capitalized	(6,049)	(5,897)	(12,611)	(11,948)	(31,446)
(Increase) decrease in short term investments, net	(34,444)	1,418	(89,901)	73,572	77,048
Proceeds from sale of investments	1,789	6,591	10,601	8,875	62,586
Net realized loss (gain) on investments	18,928	(180)	23,453	(111)	32,747
Net change in unrealized (appreciation) depreciation on investments	(23,406)	20,734	32,972	32,259	5,314
Amortization of debt issuance costs	1,001	812	1,896	1,504	3,175
(Increase) decrease in interest receivable on investments	(8,117)	(746)	(10,014)	(162)	(2,821)
(Increase) decrease in dividends receivable on investments	—	—	1,275	—	(1,275)
(Increase) decrease in receivable due on investments sold and repaid	2,242	4,590	19	141	1,838
(Increase) decrease in prepaid expenses and other assets	3,944	1,506	217	(1,646)	(359)
Increase (decrease) in payable for investments purchased	—	11,635	—	308	(11,327)
Increase (decrease) in accounts payable and accrued expenses	269	332	332	(728)	(910)
Increase (decrease) in interest payable	1,176	2,430	363	1,264	3,481
Increase (decrease) in accrued management fees	(130)	184	(378)	166	251
Increase (decrease) in accrued administrative services expense	(120)	154	(1,129)	(1,065)	108
Increase (decrease) in subordinated incentive fee on income payable	(1,367)	(42)	(98)	149	1,123
Increase (decrease) in share repurchase payable	67	—	67	—	—
Net cash (used in) provided by operating activities	(36,000)	(30,484)	(35,692)	(45,110)	35,278
Financing activities:
Repurchase of common stock	(3,226)	—	(6,818)	—	(15,444)
Shareholders' distributions paid	(18,614)	(15,949)	(52,232)	(31,897)	(66,644)
Repayments under financing arrangements	(25,000)	—	(52,500)	—	—
Borrowings under financing arrangements	—	72,500	80,712	117,500	127,500
Debt issuance costs paid	(1,661)	(1,025)	(4,694)	(1,725)	(1,725)
Net cash (used in) provided by financing activities	(48,501)	55,526	(35,532)	83,878	43,687
Net (decrease) increase in cash	(84,501)	25,042	(71,224)	38,768	78,965
Cash, beginning of period	96,016	17,500	82,739	3,774	3,774
Cash, end of period	$11,515	$42,542	$11,515	$42,542	$82,739

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,284	$7,586	$37,498	$16,511	$42,930
Supplemental non-cash financing activities:
Restructuring of portfolio investment	$33,373	$—	$79,359	$—	$50,554
Cash interest receivable exchanged for additional securities	$1,353	$—	$2,265	$—	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 175.6%
Adapt Laser Acquisition, Inc.(s)(w)	L+1200, 1.00% LIBOR Floor	12/31/2023	Capital Equipment	$10,979	$10,979	$11,143
Adapt Laser Acquisition, Inc.(s)(w)	L+1200, 1.00% LIBOR Floor	12/31/2023	Capital Equipment	2,093	2,093	2,041
Afore Insurance Services, LLC(m)(q)(z)	S+600, 1.00% SOFR Floor	3/24/2025	Banking, Finance, Insurance & Real Estate	4,583	4,583	4,572
AHF Parent Holding, Inc.(n)(z)	S+625, 0.75% SOFR Floor	2/1/2028	Construction & Building	2,813	2,767	2,714
Allen Media, LLC(n)(z)	S+600, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,818	8,757	8,553
ALM Media, LLC(m)(n)(z)	S+600, 1.00% SOFR Floor	11/25/2024	Media: Advertising, Printing & Publishing	16,421	16,324	16,421
American Clinical Solutions LLC(m)(s)(v)	L+700, 1.00% LIBOR Floor	12/31/2024	Healthcare & Pharmaceuticals	4,859	4,859	4,726
American Consolidated Natural Resources, Inc.(m)(s)(w)	L+1600, 1.00% LIBOR Floor	9/16/2025	Metals & Mining	47	36	48
American Health Staffing Group, Inc.(m)(aa)	S+600, 1.00% SOFR Floor	11/19/2026	Services: Business	16,458	16,345	16,458
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	3,333	(22)	—
American Teleconferencing Services, Ltd.(p)	Prime+550	4/7/2023	Telecommunications	3,116	3,116	140
American Teleconferencing Services, Ltd.(o)	0.00% Unfunded	4/7/2023	Telecommunications	235	—	—
Analogic Corp.(m)(n)(z)	S+525, 1.00% SOFR Floor	6/21/2024	Healthcare & Pharmaceuticals	4,825	4,807	4,819
Ancile Solutions, Inc.(m)(s)(w)	L+1000, 1.00% LIBOR Floor	6/11/2026	High Tech Industries	11,359	11,126	11,231
Anthem Sports & Entertainment Inc.(m)(s)(w)	L+950, 1.00% LIBOR Floor	11/15/2026	Media: Diversified & Production	37,076	36,942	35,037
Anthem Sports & Entertainment Inc.(w)	L+950, 1.00% LIBOR Floor	11/15/2026	Media: Diversified & Production	3,000	3,000	2,835
Anthem Sports & Entertainment Inc.	0.50% Unfunded	11/15/2026	Media: Diversified & Production	167	—	(9)
Appalachian Resource Company, LLC(v)	L+500, 1.00% LIBOR Floor	9/30/2023	Metals & Mining	11,137	10,992	10,733
Appalachian Resource Company, LLC(v)	L+1000, 1.00% LIBOR Floor	9/15/2023	Metals & Mining	5,000	5,000	5,000
Archer Systems, LLC(m)(z)	S+600, 1.00% SOFR Floor	8/11/2027	Services: Business	22,098	21,908	22,180
Archer Systems, LLC	0.50% Unfunded	8/11/2027	Services: Business	1,905	(16)	7
Associated Asphalt Partners, LLC(m)(n)(w)	L+525, 1.00% LIBOR Floor	4/5/2024	Construction & Building	14,135	14,034	11,424
Atlas Supply LLC	11.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	4,938
Avison Young (USA) Inc.(m)(y)	S+650, 0.00% SOFR Floor	1/31/2026	Banking, Finance, Insurance & Real Estate	6,660	5,552	5,595
BDS Solutions Intermediateco, LLC(m)(z)	S+625, 1.00% SOFR Floor	2/7/2027	Services: Business	19,979	19,689	19,605
BDS Solutions Intermediateco, LLC(z)	S+625, 1.00% SOFR Floor	2/7/2027	Services: Business	1,811	1,754	1,777
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	1,046	—	(20)
Berlitz Holdings, Inc.(y)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	13,800	13,165	13,421
Bradshaw International Parent Corp.(m)(y)	S+575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,899	12,648	12,544
Bradshaw International Parent Corp.	0.50% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(31)	(51)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cabi, LLC(m)(y)	S+550, 2.00% SOFR Floor	2/28/2027	Retail	21,576	21,319	21,522
Cadence Aerospace, LLC(m)(n)(z)	S+650, 1.00% SOFR Floor	11/14/2024	Aerospace & Defense	12,642	12,610	12,627
Carestream Health, Inc.(n)(q)(y)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	11,481	10,376	11,423
Celerity Acquisition Holdings, LLC(m)(z)	S+850, 1.00% SOFR Floor	5/28/2026	Services: Business	16,000	15,976	16,000
Cennox, Inc.(m)(z)	S+600, 1.00% SOFR Floor	5/4/2026	Services: Business	22,455	22,455	22,371
Cennox, Inc.(m)(n)(z)	S+600, 1.00% SOFR Floor	5/4/2026	Services: Business	11,552	11,548	11,509
Cennox, Inc.(z)	S+600, 1.00% SOFR Floor	5/4/2026	Services: Business	2,987	2,987	2,976
Cennox, Inc.	1.00% Unfunded	11/22/2023	Services: Business	7,193	(45)	(27)
CION/EagleTree Partners, LLC(h)(r)(s)	14.00%	12/21/2026	Diversified Financials	54,827	54,827	54,827
CircusTrix Holdings, LLC(m)(n)(y)	S+550, 1.00% SOFR Floor	1/16/2024	Hotel, Gaming & Leisure	26,702	26,666	26,702
CircusTrix Holdings, LLC(m)(y)	S+550, 1.00% SOFR Floor	1/16/2024	Hotel, Gaming & Leisure	2,719	2,697	2,719
CircusTrix Holdings, LLC(m)(y)	S+550, 1.00% SOFR Floor	7/16/2023	Hotel, Gaming & Leisure	753	751	902
Community Tree Service, LLC(m)(z)	S+1100, 1.00% SOFR Floor	6/17/2027	Construction & Building	11,513	11,513	11,312
Country Fresh Holdings, LLC(p)(w)	L+600, 1.00% LIBOR Floor	4/30/2024	Beverage, Food & Tobacco	844	663	60
Country Fresh Holdings, LLC(p)(w)	L+600, 1.00% LIBOR Floor	4/30/2024	Beverage, Food & Tobacco	342	276	24
Coyote Buyer, LLC(m)(n)(z)	S+600, 1.00% SOFR Floor	2/6/2026	Chemicals, Plastics & Rubber	33,863	33,729	33,524
Coyote Buyer, LLC(n)(z)	S+800, 1.00% SOFR Floor	8/6/2026	Chemicals, Plastics & Rubber	6,094	6,020	6,094
Coyote Buyer, LLC(z)	S+600, 1.00% SOFR Floor	2/6/2025	Chemicals, Plastics & Rubber	1,000	1,000	990
Coyote Buyer, LLC	0.50% Unfunded	2/6/2025	Chemicals, Plastics & Rubber	1,500	—	(15)
Critical Nurse Staffing, LLC(m)(z)	S+575, 1.00% SOFR Floor	11/1/2026	Healthcare & Pharmaceuticals	12,863	12,863	12,863
Critical Nurse Staffing, LLC(m)(z)	S+575, 1.00% SOFR Floor	11/1/2026	Healthcare & Pharmaceuticals	994	994	994
Critical Nurse Staffing, LLC(z)	S+575, 1.00% SOFR Floor	11/1/2026	Healthcare & Pharmaceuticals	460	460	460
Critical Nurse Staffing, LLC	1.00% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	4,899	—	—
Critical Nurse Staffing, LLC	0.50% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	540	—	—
David's Bridal, LLC(m)(p)(s)(u)(w)	Prime+1100	5/23/2024	Retail	13,331	12,419	10,798
David's Bridal, LLC(m)(p)(s)(u)(w)	Prime+1100,	5/23/2024	Retail	5,491	5,426	4,448
David's Bridal, LLC(p)(s)(u)(w)	L+1000, 1.00% LIBOR Floor	12/23/2024	Retail	6,014	5,457	—
David's Bridal, LLC(p)(s)(u)(w)	L+700, 1.00% LIBOR Floor	12/31/2024	Retail	865	793	—
Deluxe Entertainment Services, Inc.(m)(p)(q)(s)(w)	L+650, 1.00% LIBOR Floor	3/25/2024	Media: Diversified & Production	2,603	2,542	130
Dermcare Management, LLC(m)(y)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,309	9,147	9,309
Dermcare Management, LLC(m)(y)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	3,523	3,447	3,523
Dermcare Management, LLC	Prime+600	4/22/2028	Healthcare & Pharmaceuticals	358	358	358
Dermcare Management, LLC	0.50% Unfunded	10/22/2023	Healthcare & Pharmaceuticals	698	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Dermcare Management, LLC	0.50% Unfunded	4/22/2028	Healthcare & Pharmaceuticals	985	—	—
DMT Solutions Global Corp.(n)(t)	L+750, 1.00% LIBOR Floor	7/2/2024	Services: Business	3,846	3,825	3,808
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(y)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,906	2,859	2,805
Entertainment Studios P&A LLC(m)(z)	S+850, 1.00% SOFR Floor	9/28/2027	Media: Diversified & Production	23,049	22,965	23,049
Entertainment Studios P&A LLC(j)	5.00%	5/18/2037	Media: Diversified & Production	—	—	1,045
Flatworld Intermediate Corp.(n)(z)	S+650, 1.00% SOFR Floor	10/3/2027	Services: Business	25,009	25,009	25,197
Flatworld Intermediate Corp.	0.50% Unfunded	10/3/2027	Services: Business	5,865	—	44
Florida Food Products, LLC	S+500, 0.75% SOFR Floor	10/18/2028	Services: Business	2,244	1,863	1,930
FuseFX, LLC(m)(n)(z)	S+600, 1.00% SOFR Floor	10/1/2024	Media: Diversified & Production	19,693	19,610	19,398
Fusion Connect Inc.(m)(s)(z)	S+850, 1.00% SOFR Floor	1/18/2027	High Tech Industries	19,540	19,113	19,540
Future Pak, LLC(m)(y)	S+1000, 2.00% SOFR Floor	7/2/2024	Healthcare & Pharmaceuticals	20,128	20,128	20,128
Gold Medal Holdings, Inc.(m)(z)	S+700, 1.00% SOFR Floor	3/17/2027	Environmental Industries	14,722	14,606	14,722
GSC Technologies Inc.(q)(y)	S+500, 1.00% SOFR Floor	9/30/2025	Chemicals, Plastics & Rubber	2,404	2,336	2,127
GSC Technologies Inc.(q)(s)(y)	S+500, 1.00% SOFR Floor	9/30/2025	Chemicals, Plastics & Rubber	957	930	694
H.W. Lochner, Inc.(m)(z)	S +675, 1.00% SOFR Floor	7/2/2027	Construction & Building	10,373	11,612	10,463
H.W. Lochner, Inc.(m)(z)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	8,805	7,221	8,827
H.W. Lochner, Inc.(z)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	775	765	777
H.W. Lochner, Inc.	0.50% Unfunded	7/2/2027	Construction & Building	225	—	1
Harland Clarke Holdings Corp.(m)(z)	S+775, 1.00% SOFR Floor	6/16/2026	Media: Advertising, Printing & Publishing	9,186	9,180	8,727
Heritage Power, LLC	Prime+500	7/30/2026	Energy: Oil & Gas	8,622	6,979	3,794
Hilliard, Martinez & Gonzales, LLP(m)(s)(y)	S+1200, 2.00% SOFR Floor	12/17/2023	Services: Consumer	23,703	23,681	23,733
Hollander Intermediate LLC(m)(z)	S+875, 2.00% SOFR Floor	9/19/2026	Consumer Goods: Durable	17,140	16,740	16,711
Homer City Generation, L.P.(m)(p)(s)	15.00%	10/1/2024	Energy: Oil & Gas	12,222	12,024	8,128
Homer City Generation, L.P.(s)	17.00%	8/15/2023	Energy: Oil & Gas	1,000	1,000	1,015
Hudson Hospital Opco, LLC(m)(n)(y)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	2,186	2,149	2,169
HUMC Holdco, LLC(m)(w)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	7,805	7,805	7,805
HW Acquisition, LLC(m)	Prime+500	9/28/2026	Capital Equipment	18,781	18,652	15,165
HW Acquisition, LLC	Prime+500	9/28/2026	Capital Equipment	733	714	592
HW Acquisition, LLC	0.50% Unfunded	9/28/2026	Capital Equipment	2,200	—	(424)
ICA Foam Holdings, LLC(m)(z)	S+725, 1.00% SOFR Floor	11/5/2025	Containers, Packaging & Glass	19,850	19,539	19,453
IJKG Opco LLC(m)(n)(y)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	1,457	1,436	1,446
Inotiv, Inc.(m)(aa)	S+675, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	16,365	16,144	15,793
Instant Web, LLC(q)(s)(y)	S+700, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	42,249	42,249	25,349
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Instant Web, LLC(q)(s)(y)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	2,414	2,414	2,348
Instant Web, LLC(q)(s)	Prime+375	2/25/2027	Media: Advertising, Printing & Publishing	467	467	479
Instant Web, LLC(q)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	328	—	(9)
Instant Web, LLC(q)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	3,246	—	(89)
Invincible Boat Company LLC(m)(w)	L+650, 1.50% LIBOR Floor	8/28/2025	Consumer Goods: Durable	13,536	13,464	13,536
Invincible Boat Company LLC(w)	L+650, 1.50% LIBOR Floor	8/28/2025	Consumer Goods: Durable	479	479	479
Invincible Boat Company LLC	0.50% Unfunded	8/28/2025	Consumer Goods: Durable	319	—	—
INW Manufacturing, LLC(n)(w)	L+575, 0.75% LIBOR Floor	3/25/2027	Services: Business	18,250	17,871	16,813
Ironhorse Purchaser, LLC(n)(z)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	7,089	7,028	7,089
Ironhorse Purchaser, LLC(z)	S+650, 1.00% SOFR Floor	9/30/2024	Services: Business	2,031	2,014	2,031
Ironhorse Purchaser, LLC(z)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	517	510	517
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	299	—	—
Isagenix International, LLC(q)(z)	S+550, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	8,237	8,237	8,237
Jenny C Acquisition, Inc.(p)(w)	L+900, 1.75% LIBOR Floor	10/1/2024	Services: Consumer	11,789	11,745	—
Jenny C Acquisition, Inc.(p)(y)	S+900, 1.75% SOFR Floor	10/1/2024	Services: Consumer	534	534	131
JP Intermediate B, LLC(m)(w)	L+550, 1.00% LIBOR Floor	11/20/2027	Beverage, Food & Tobacco	12,979	12,867	10,091
K&N Parent, Inc.(s)(y)	S+525, 1.00% SOFR Floor	8/14/2027	Consumer Goods: Durable	5,441	5,441	5,427
K&N Parent, Inc.(m)(y)	S+800, 1.00% SOFR Floor	2/14/2027	Consumer Goods: Durable	4,252	4,108	4,454
Klein Hersh, LLC(m)(s)(y)	S+1130, 0.50% SOFR Floor	4/27/2027	Services: Business	20,782	20,782	20,730
KNB Holdings Corp.(m)(p)(x)	L+550, 1.00% LIBOR Floor	4/26/2024	Consumer Goods: Durable	7,634	7,387	305
LAV Gear Holdings, Inc.(m)(n)(z)	S+628, 1.00% SOFR Floor	10/31/2024	Services: Business	27,722	27,559	27,662
LAV Gear Holdings, Inc.(m)(n)(z)	S+628, 1.00% SOFR Floor	10/31/2024	Services: Business	4,548	4,531	4,542
LGC US Finco, LLC(m)(v)	L+650, 1.00% LIBOR Floor	12/20/2025	Capital Equipment	11,348	11,139	11,348
Lift Brands, Inc.(m)(n)(q)(y)	S+750, 1.00% SOFR Floor	6/29/2025	Services: Consumer	23,169	23,169	23,169
Lift Brands, Inc.(m)(n)(q)(s)	9.50%	6/29/2025	Services: Consumer	5,777	5,724	5,430
Lift Brands, Inc.(m)(n)(q)(s)	9.50%	6/29/2025	Services: Consumer	6,602	6,282	6,016
MacNeill Pride Group Corp.(m)(z)	S+650, 1.00% SOFR Floor	4/22/2026	Services: Consumer	17,714	17,635	17,626
MacNeill Pride Group Corp.(m)(z)	S+650, 1.00% SOFR Floor	4/22/2026	Services: Consumer	6,539	6,487	6,506
MacNeill Pride Group Corp.	1.00% Unfunded	4/30/2024	Services: Consumer	2,017	—	(10)
Manus Bio Inc.	13.00%	8/20/2026	Healthcare & Pharmaceuticals	13,081	13,014	13,081
Medplast Holdings, Inc.(v)	L+375, 1.00% LIBOR Floor	7/2/2025	Healthcare & Pharmaceuticals	4,987	4,781	4,849
Mimeo.com, Inc.(m)(w)	L+680, 1.00% LIBOR Floor	12/21/2024	Media: Advertising, Printing & Publishing	21,983	21,983	21,846
Mimeo.com, Inc.(w)	L+680, 1.00% LIBOR Floor	12/21/2024	Media: Advertising, Printing & Publishing	2,756	2,756	2,739
Mimeo.com, Inc.	1.00% Unfunded	12/21/2024	Media: Advertising, Printing & Publishing	2,500	—	(16)
Moss Holding Company(m)(n)(z)	S+625, 1.00% SOFR Floor	4/17/2024	Services: Business	19,475	19,428	19,232
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Moss Holding Company	6.25% Unfunded	4/17/2024	Services: Business	106	—	(1)
Moss Holding Company	0.50% Unfunded	4/17/2024	Services: Business	2,126	—	(27)
NewsCycle Solutions, Inc.(m)(n)(z)	S +700, 1.00% SOFR Floor	12/29/2023	Media: Advertising, Printing & Publishing	12,381	12,377	12,396
NWN Parent Holdings LLC(m)(z)	S+800, 1.00% SOFR Floor	5/7/2026	High Tech Industries	12,604	12,536	12,494
NWN Parent Holdings LLC(z)	S+800, 1.00% SOFR Floor	5/7/2026	High Tech Industries	600	587	595
NWN Parent Holdings LLC	0.50% Unfunded	5/7/2026	High Tech Industries	1,200	—	(11)
OpCo Borrower, LLC(m)(y)	S+650, 1.00% SOFR Floor	8/19/2027	Healthcare & Pharmaceuticals	11,243	11,141	11,328
OpCo Borrower, LLC	0.50% Unfunded	8/19/2027	Healthcare & Pharmaceuticals	1,042	—	8
Optio Rx, LLC(m)(n)(v)	L+700, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	15,585	15,561	15,526
Optio Rx, LLC(n)(v)	L+1000, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	2,515	2,508	2,578
Pentec Acquisition Corp.(m)(y)	S+600, 1.00% SOFR Floor	10/8/2026	Healthcare & Pharmaceuticals	24,625	24,461	24,687
PH Beauty Holdings III. Inc.(m)(w)	L+500, 0.00% LIBOR Floor	9/28/2025	Consumer Goods: Non-Durable	9,525	9,212	8,727
Playboy Enterprises, Inc.(h)(n)(z)	S+425, 0.50% SOFR Floor	5/25/2027	Consumer Goods: Non-Durable	19,527	19,179	19,234
PRA Acquisition, LLC(n)(z)	S+650, 1.00% SOFR Floor	5/12/2028	Hotel, Gaming & Leisure	20,000	20,000	20,000
Project Castle, Inc.(m)(z)	S+550, 0.50% SOFR Floor	6/1/2029	Capital Equipment	7,930	7,181	6,741
R. R. Donnelley & Sons Company	S+725, 0.75% SOFR Floor	3/22/2028	Media: Advertising, Printing & Publishing	12,582	12,550	12,535
RA Outdoors, LLC(m)(z)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	10,979	10,979	10,979
RA Outdoors, LLC	0.50% Unfunded	4/8/2026	Media: Diversified & Production	1,049	(94)	—
Retail Services WIS Corp.(m)(z)	S+775, 1.00% SOFR Floor	5/20/2025	Services: Business	9,297	9,154	9,297
Robert C. Hilliard, L.L.P.(m)(s)(y)	S+1200, 2.00% SOFR Floor	12/17/2023	Services: Consumer	1,973	1,973	1,976
Rogers Mechanical Contractors, LLC(m)(s)(aa)	S+800, 1.00% SOFR Floor	9/9/2025	Construction & Building	15,275	15,275	15,217
Rogers Mechanical Contractors, LLC(m)(s)(aa)	S+800, 1.00% SOFR Floor	9/9/2025	Construction & Building	899	899	896
Rogers Mechanical Contractors, LLC	0.75% Unfunded	9/9/2025	Construction & Building	2,404	—	(9)
RumbleOn, Inc.(m)(z)	S+825, 1.00% SOFR Floor	8/31/2026	Automotive	13,221	12,523	12,461
RumbleOn, Inc.(m)(z)	S+825, 1.00% SOFR Floor	8/31/2026	Automotive	4,000	3,974	3,770
Securus Technologies Holdings, Inc.(m)(w)	L+450, 1.00% LIBOR Floor	11/1/2024	Telecommunications	3,847	3,484	3,852
Sequoia Healthcare Management, LLC(m)(n)	12.75%	11/4/2023	Healthcare & Pharmaceuticals	8,525	8,456	8,024
Service Compression, LLC(m)(s)(z)	S+1000, 1.00% SOFR Floor	5/6/2027	Energy: Oil & Gas	23,208	22,894	23,382
Service Compression, LLC(m)(s)(z)	S+1000, 1.00% SOFR Floor	5/6/2027	Energy: Oil & Gas	6,477	6,381	6,526
Service Compression, LLC	0.50% Unfunded	5/6/2025	Energy: Oil & Gas	907	—	7
Sleep Opco, LLC(m)(z)	S+700, 1.00% SOFR Floor	10/12/2026	Retail	13,704	13,518	13,602
Sleep Opco, LLC(z)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	550	527	546
Sleep Opco, LLC(m)(z)	S+700, 1.00% SOFR Floor	10/12/2026	Retail	399	394	402
Sleep Opco, LLC	0.50% Unfunded	10/12/2026	Retail	1,200	—	(9)
Spinal USA, Inc. / Precision Medical Inc.(s)(w)	L+950	11/29/2023	Healthcare & Pharmaceuticals	14,349	14,332	7,748
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc.(s)(w)	L+950	11/29/2023	Healthcare & Pharmaceuticals	1,275	1,275	650
Spinal USA, Inc. / Precision Medical Inc.(s)(w)	L+950	11/29/2023	Healthcare & Pharmaceuticals	820	762	418
Spinal USA, Inc. / Precision Medical Inc.(s)(w)	L+950	11/29/2023	Healthcare & Pharmaceuticals	778	778	397
Spinal USA, Inc. / Precision Medical Inc.(s)(w)	L+950	11/29/2023	Healthcare & Pharmaceuticals	649	604	351
Spinal USA, Inc. / Precision Medical Inc.(s)(w)	L+950	11/29/2023	Healthcare & Pharmaceuticals	593	593	599
STATinMED, LLC(q)(s)(y)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	9,905	9,905	9,657
Thrill Holdings LLC(m)(z)	S+650, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	20,136	20,136	19,907
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	—
Thrill Holdings LLC	1.00% Unfunded	5/27/2024	Media: Diversified & Production	3,261	—	—
Trademark Global, LLC(m)(s)(y)	S+750, 1.00% SOFR Floor	7/30/2024	Consumer Goods: Non-Durable	15,508	15,484	15,042
Trammell, P.C.(s)(y)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	13,814	13,814	13,814
USALCO, LLC(m)(y)	S+600, 1.00% SOFR Floor	10/19/2027	Chemicals, Plastics & Rubber	24,625	24,441	24,533
Williams Industrial Services Group, Inc.(n)(s)(z)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	7,693	7,693	7,540
Williams Industrial Services Group, Inc.(s)(z)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,429	1,429	1,400
Wok Holdings Inc.(m)(v)	L+650, 0.00% LIBOR Floor	3/1/2026	Beverage, Food & Tobacco	24,974	24,317	23,938
WorkGenius, Inc.(m)(z)	S+750, 1.00% SOFR Floor	6/7/2027	Services: Business	10,385	10,385	10,385
WorkGenius, Inc.(z)	S+750, 1.00% SOFR Floor	6/7/2027	Services: Business	750	737	750
Xenon Arc, Inc.(m)(w)	L+525, 0.75% LIBOR Floor	12/17/2027	High Tech Industries	3,895	3,861	3,895
Yak Access, LLC(m)(z)	S+640, 1.00% SOFR Floor	3/10/2028	Construction & Building	2,972	2,972	2,972
Total Senior Secured First Lien Debt					1,546,799	1,468,630
Senior Secured Second Lien Debt - 4.7%
Global Tel*Link Corp.(n)(z)	S+1000, 0.00% SOFR Floor	11/29/2026	Telecommunications	11,500	11,393	11,428
OpCo Borrower, LLC(m)	12.50%	2/19/2028	Healthcare & Pharmaceuticals	12,500	11,730	11,500
RA Outdoors, LLC(m)(z)	S+900, 1.00% SOFR Floor	10/8/2026	Media: Diversified & Production	1,818	1,818	1,818
Securus Technologies Holdings, Inc.(w)	L+825, 1.00% LIBOR Floor	11/1/2025	Telecommunications	2,942	2,930	2,895
TMK Hawk Parent, Corp.(w)	L+800, 1.00% LIBOR Floor	9/26/2025	Services: Business	13,393	13,282	11,903
Total Senior Secured Second Lien Debt					41,153	39,544
Collateralized Securities and Structured Products - Equity - 0.1%
APIDOS CLO XVI Subordinated Notes(g)(h)	0.00% Estimated Yield	1/19/2025	Diversified Financials	9,000	1,217	13
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)	19.30% Estimated Yield	4/15/2025	Diversified Financials	4,000	1,293	1,033
Total Collateralized Securities and Structured Products - Equity					2,510	1,046
Unsecured Debt - 2.1%
Lucky Bucks Holdings LLC(p)(s)	12.50%	5/29/2028	Hotel, Gaming & Leisure	24,307	22,860	4,375
Macquarie Capital Funding LLC(i)(v)	L+750, 0.75% LIBOR Floor	7/30/2027	Hotel, Gaming & Leisure	10,500	4,200	5,513
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
WPLM Acquisition Corp.(s)	15.00%	11/24/2025	Media: Advertising, Printing & Publishing	7,623	7,575	7,413
Total Unsecured Debt					34,635	17,301
Equity - 19.3%
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(q)			Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(o)			Energy: Oil & Gas	511,255 Units	1,642	746
Carestream Health Holdings, Inc., Common Stock(o)(q)			Healthcare & Pharmaceuticals	613,262 Units	21,758	20,716
CF Arch Holdings LLC, Class A Units(o)			Services: Business	380,952 Units	381	564
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(r)			Diversified Financials	22,072,841 Units	22,073	25,179
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(o)(r)			Diversified Financials	NA	—	—
DBI Investors, Inc., Series A1 Preferred Stock(o)			Retail	20,000 Units	802	—
DBI Investors, Inc., Series A2 Preferred Stock(o)			Retail	1,733 Units	—	—
DBI Investors, Inc., Series A Preferred Stock(o)			Retail	1,396 Units	140	—
DBI Investors, Inc., Series B Preferred Stock(o)			Retail	4,183 Units	410	—
DBI Investors, Inc., Common Stock(o)			Retail	39,423 Units	—	—
DBI Investors, Inc., Reallocation Rights(o)			Retail	7,500 Units	—	—
FWS Parent Holdings, LLC, Class A Membership Interests(o)			Services: Business	35,242 Units	800	467
GSC Technologies Inc., Common Shares(o)(q)			Chemicals, Plastics & Rubber	807,268 Units	—	—
IPP Buyer Holdings, LLC, Class A Units(o)(q)			Retail	8,888,354 Units	10,740	11,733
Instant Web Holdings, LLC, Class A Common Units(o)(q)			Media: Advertising, Printing & Publishing	10,819 Units	—	—
Isagenix Worldwide, Inc., Common Shares(o)(q)			Beverage, Food & Tobacco	601,941 Units	8,987	8,987
K&N Holdco, LLC, Membership Units(o)			Consumer Goods: Durable	458,364 Units	8,356	6,880
Language Education Holdings GP LLC, Common Units(o)			Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(o)			Services: Business	366,667 Units	825	1,360
Longview Intermediate Holdings C, LLC, Membership Units(q)			Energy: Oil & Gas	653,989 Units	2,704	21,680
Mount Logan Capital Inc., Common Stock(f)(h)(q)			Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	2,266
New Giving Acquisition, Inc., Warrants(o)			Healthcare & Pharmaceuticals	4,630 Units	633	1,394
NS NWN Acquisition, LLC, Class A Preferred Units(o)			High Tech Industries	111 Units	110	1,338
NS NWN Acquisition, LLC, Common Equity(o)			High Tech Industries	346 Units	393	—
NS NWN Holdco LLC, Non-Voting Units(o)			High Tech Industries	522 Units	504	295
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(o)			Consumer Goods: Durable	1,575 Units	1,000	887
Palmetto Clean Technology, Inc., Warrants(o)			High Tech Industries	724,112 Units	471	3,287
RumbleOn, Inc., Warrants(o)			Automotive	60,606 Units	927	—
Service Compression, LLC, Warrants(o)			Energy: Oil & Gas	N/A	509	970
Snap Fitness Holdings, Inc., Class A Common Stock(o)(q)			Services: Consumer	9,858 Units	3,078	4,936
Snap Fitness Holdings, Inc., Warrants(o)(q)			Services: Consumer	3,996 Units	1,247	2,001
SRA Holdings, LLC, Membership Units(o)(q)			Banking, Finance, Insurance & Real Estate	224,865 Units	23,611	23,706
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
STATinMed Parent, LLC, Class A Preferred Units(o)(q)		Healthcare & Pharmaceuticals	6,182 Units	6,182	2,526
STATinMed Parent, LLC, Class B Preferred Units(o)(q)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
URS Topco, LLC(o)		Transportation: Cargo	430,540 Units	9,669	12,298
WorkGenius, LLC, Class A Units(o)		Services: Business	500 Units	500	415
Yak Holding II, LLC, Series A Preferred Units(o)		Construction & Building	4,000,000 Units	2,000	4,000
Yak Holding II, LLC, Series B-1 Preferred Units(o)		Construction & Building	1,966,018 Units	1,966	1,966
Yak Holding II, LLC, Series A Common Units(o)		Construction & Building	127,419 Units	—	573
Total Equity				139,145	161,170
Short Term Investments - 12.0%(k)
First American Treasury Obligations Fund, Class Z Shares	4.99%(l)			100,771	100,771
Total Short Term Investments				100,771	100,771
TOTAL INVESTMENTS - 213.8%				$1,865,013	1,788,462
LIABILITIES IN EXCESS OF OTHER ASSETS - (113.8)%					(952,098)
NET ASSETS - 100.0%					$836,364
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note s. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual Secured Overnight Financing Rate, or SOFR, rate for each loan listed may not be the applicable SOFR rate as of June 30, 2023, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to June 30, 2023. The actual London Interbank Offered Rate, or LIBOR, rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2023, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2023.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2023, 94.3% of the Company’s total assets represented qualifying assets.
i.The Company has entered into a proceeds agreement with Macquarie Capital Funding LLC, or Macquarie, in which any proceeds received by Macquarie from an underlying first lien term loan are passed onto the Company. Macquarie's obligations under the proceeds agreement are not secured by any collateral. The interest rate, maturity date, par balance and industry reflect the terms of the underlying first lien term loan.
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of June 30, 2023.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of June 30, 2023 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of June 30, 2023 (see Note 8).
o.Non-income producing security.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(in thousands)
p.Investment or a portion thereof was on non-accrual status as of June 30, 2023.
q.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2022 and June 30, 2023, along with transactions during the six months ended June 30, 2023 in these affiliated investments, were as follows:

		Six Months Ended June 30, 2023				Six Months Ended June 30, 2023
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2022	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2023	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Afore Insurance Services, LLC
First Lien Term Loan	$—	$4,583	$—	$(11)	$4,572	$—	$138	$—	$—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	25	—
Carestream Health, Inc.
First Lien Term Loan	7,539	2,895	(115)	1,104	11,423	—	534	—	—
Carestream Health Holdings Inc.
Common Shares	21,544	—	—	(828)	20,716	—	—	—	—
DESG Holdings, Inc.
First Lien Term Loan	246	—	(82)	(34)	130	—	—	—	—
GSC Technologies Inc.
Incremental Term Loan	154	6	(160)	—	—	—	11	—	—
First Lien Term Loan A	2,064	14	—	49	2,127	—	136	—	—
First Lien Term Loan B	388	48	—	258	694	—	53	—	—
Common Shares	—	—	—	—	—	—	—	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—	—
Instant Web, LLC
Revolving Loan	321	2,093	—	(75)	2,339	—	78	—	—
Priming Term Loan	469	10	—	—	479	—	27	—	—
First Lien Term Loan	28,167	2,447	—	(5,265)	25,349	—	2,436	—	—
First Lien Delayed Draw Term Loan	—	—	—	(89)	(89)	—	8	—	—
IPP Buyer Holdings, LLC
Class A Units	—	10,740	—	993	11,733	—	—	—	—
Isagenix International, LLC
First Lien Term Loan	—	8,237	—	—	8,237	—	189	—	477
Isagenix Worldwide, Inc.
Common Shares	—	8,987	—	—	8,987	—	—	—	—
Lift Brands, Inc.
Term Loan A	23,287	—	(118)	—	23,169	—	1,440	—	29
Term Loan B	5,154	234	—	42	5,430	—	280	—	—
Term Loan C	4,732	1,335	—	(51)	6,016	—	348	—	1,891
Longview Intermediate Holdings C, LLC
Membership Units	23,995	—	—	(2,315)	21,680	—	—	3,881	—
Longview Power, LLC
First Lien Term Loan	2,348	—	(1,389)	(959)	—	—	1,306	—	—
Mount Logan Capital Inc.
Common Stock	2,341	—	—	(75)	2,266	—	—	27	—
Snap Fitness Holdings, Inc.
Class A Stock	5,123	—	—	(187)	4,936	—	—	—	—
Warrants	2,077	—	—	(76)	2,001	—	—	—	—
SRA Holdings, LLC
Membership Units	—	23,611	—	95	23,706	—	—	—	—
STATinMED, LLC
First Lien Term Loan	9,107	683	—	(133)	9,657	—	696	—	—
Delayed Draw First Lien Term Loan	156	6	(162)	—	—	—	10	—	—
STATinMed Parent, LLC
Class A Preferred Units	4,530	—	—	(2,004)	2,526	—	—	—	—
Class B Preferred Units	134	—	—	(134)	—	—	—	—	—
Totals	$143,876	$65,929	$(2,026)	$(9,695)	$198,084	$—	$7,690	$3,933	$2,397
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2023
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
(3)Includes PIK interest income.
r.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2022 and June 30, 2023, along with transactions during the six months ended June 30, 2023 in these controlled investments, were as follows:

		Six Months Ended June 30, 2023				Six Months Ended June 30, 2023
Controlled Investments	Fair Value at December 31, 2022	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2023	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income
CION/EagleTree Partners, LLC
Senior Secured Note	$60,348	$—	$(5,521)	$—	$54,827	$—	$3,891	$—
Participating Preferred Shares	30,766	—	—	(5,587)	25,179	—	—	4,250
Common Shares	—	—	—	—	—	—	—	—
Totals	$91,114	$—	$(5,521)	$(5,587)	$80,006	$—	$3,891	$4,250
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(in thousands)
s.As of June 30, 2023, the below investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Adapt Laser Acquisition, Inc.	Senior Secured First Lien Debt	15.24%	2.00%	17.24%
American Clinical Solutions LLC	Senior Secured First Lien Debt	7.00%	5.19%	12.19%
American Consolidated Natural Resources, Inc.	Senior Secured First Lien Debt	18.27%	3.00%	21.27%
Ancile Solutions, Inc.	Senior Secured First Lien Debt	12.56%	3.00%	15.56%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	11.91%	2.75%	14.66%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
David's Bridal, LLC	Senior Secured First Lien Debt	14.25%	5.00%	19.25%
David's Bridal, LLC	Senior Secured First Lien Debt	10.54%	5.00%	15.54%
David's Bridal, LLC	Senior Secured First Lien Debt	1.00%	11.54%	12.54%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	10.54%	1.50%	12.04%
Fusion Connect Inc.	Senior Secured First Lien Debt	12.86%	1.00%	13.86%
GSC Technologies Inc.	Senior Secured First Lien Debt	—	10.23%	10.23%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	17.27%	17.27%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Instant Web, LLC	Senior Secured First Lien Debt	—	12.22%	12.22%
Instant Web, LLC	Senior Secured First Lien Debt	—	12.00%	12.00%
Instant Web, LLC	Senior Secured Revolving Loan	—	11.77%	11.77%
K&N Parent, Inc.	Senior Secured First Lien Debt	—	13.40%	13.40%
Klein Hersh, LLC	Senior Secured First Lien Debt	4.90%	12.00%	16.90%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	17.27%	17.27%
Rogers Mechanical Contractors, LLC	Senior Secured First Lien Debt	12.09%	1.00%	13.09%
Service Compression, LLC	Senior Secured First Lien Debt	13.20%	2.00%	15.20%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	14.68%	14.68%
STATinMED, LLC	Senior Secured First Lien Debt	—	14.79%	14.79%
Trademark Global, LLC	Senior Secured First Lien Debt	8.10%	4.50%	12.60%
Trammell, P.C.	Senior Secured First Lien Debt	—	20.72%	20.72%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	6.18%	16.18%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
t.As of June 30, 2023, the index rate for $1,750 and $2,096 was 3 Month LIBOR and 6 Month LIBOR, respectively.
u.On July 21, 2023, the Company acquired substantially all of the assets of David's Bridal, LLC in a non-cash transaction upon exit from bankruptcy.
v.The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.
w.The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2023 was 5.54%
x.The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2023 was 5.76%.
y.The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%.
z.The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2023 was 5.27%.
aa.The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2023 was 5.39%.
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2022
(in thousands)
t.As of December 31, 2022, the below investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

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
June 30, 2023
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
The Company is managed by CION Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. Pursuant to an investment advisory agreement with the Company, CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. On August 7, 2023, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 9, 2023. The Company and CIM previously engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, Inc., or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.
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
June 30, 2023
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
June 30, 2023
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $100,771 and $10,869 of such investments at June 30, 2023 and December 31, 2022, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of June 30, 2023 or December 31, 2022.
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of June 30, 2023 and December 31, 2022.
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
June 30, 2023
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
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the six months ended June 30, 2023 and 2022 and the year ended December 31, 2022:

	Six Months Ended June 30,				Year Ended December 31,
	2023		2022		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	—	—	—	—
Total gross shares/proceeds	—	—	—	—	—	—
Share repurchase program	(666,657)	(6,818)	—	—	(1,658,956)	(15,444)
Net shares/proceeds from share transactions	(666,657)	$(6,818)	—	$—	(1,658,956)	$(15,444)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)

Since commencing its initial continuous public offering on July 2, 2012 and through June 30, 2023, the Company sold 54,632,827 shares of common stock for net proceeds of $1,138,045. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $254,692, for which the Company repurchased 15,636,540 shares of common stock. As of June 30, 2023, 15,623,796 shares of common stock repurchased had been retired.
On September 15, 2022, the Company's shareholders approved a proposal that authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. As of June 30, 2023, the Company had not issued any such shares.
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
June 30, 2023
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

The following table summarizes the share repurchases completed during the year ended December 31, 2022 and the six months ended June 30, 2023:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2022
March 31, 2022	N/A	—	N/A	N/A	$—
June 30, 2022	N/A	—	N/A	N/A	—
September 30, 2022	N/A	695,476	N/A	$9.65	6,711
December 31, 2022	N/A	963,480	N/A	9.06	8,733
Total for the year ended December 31, 2022		1,658,956			$15,444

2023
March 31, 2023	N/A	338,029	N/A	$10.63	$3,592
June 30, 2023	N/A	328,628	N/A	9.81	3,226
Total for the six months ended June 30, 2023		666,657			$6,818
From July 1, 2023 to August 2, 2023, the Company repurchased 57,691 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $621, or an average purchase price of $10.76 per share. As of August 2, 2023, 15,690,588 shares of common stock repurchased by the Company had been retired.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three and six months ended June 30, 2023 and 2022 and the year ended December 31, 2022, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Entity	Capacity	Description	2023	2022	2023	2022	2022
CIM	Investment adviser	Management fees(1)	$6,546	$6,839	$13,222	$13,494	$27,361
CIM	Investment adviser	Incentive fees(1)	4,965	4,091	11,300	8,224	18,710
CIM	Administrative services provider	Administrative services expense(1)	910	781	1,747	1,501	3,348
			$12,421	$11,711	$26,269	$23,219	$49,419
(1)Amounts charged directly to operations.
The Company has entered into an investment advisory agreement with CIM. On August 7, 2023, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 9, 2023. Pursuant to the investment advisory agreement in effect prior to the Listing, CIM was paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. Pursuant to the second amended and restated investment advisory agreement, which was effective upon the Listing on October 5, 2021, the annual base management fee was reduced to 1.5% of the average value of the Company’s gross assets (including cash pledged as collateral for the Company’s secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets), to the extent that the Company’s asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee will be reduced further to 1.0% for any such gross assets purchased with leverage resulting in the Company’s asset coverage ratio dropping below 200%. On December 30, 2021, shareholders approved a proposal to reduce the Company’s asset coverage ratio to 150%. As a result, commencing on December 31, 2021, the Company is required to maintain asset coverage for its senior securities of 150% (i.e., $2 of debt outstanding for each $1 of equity) rather than 200%. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters.
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement in effect prior to the Listing, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement in effect prior to the Listing, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement also in effect prior to the Listing, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the three months ended June 30, 2023 and 2022, the Company recorded subordinated incentive fees on income of $4,965 and $4,091, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded subordinated incentive fees on income of $11,300 and $8,224, respectively. As of June 30, 2023 and December 31, 2022, the liabilities recorded for subordinated incentive fees were $4,967 and $5,065, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and six months ended June 30, 2023 and 2022 and the year ended December 31, 2022, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
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
Expense support, if any, was determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. There was no unreimbursed expense support funded by CIM upon such expiration. The specific amount of expense support provided by CIM, if any, was determined at the end of each quarter. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIM and the Company did not repay any expense support to CIM during the three and six months ended June 30, 2023 and 2022 or the year ended December 31, 2022.
As of June 30, 2023 and December 31, 2022, the total liability payable to CIM and its affiliates was $12,087 and $13,692, respectively, which primarily related to fees earned by CIM during the three months ended June 30, 2023 and December 31, 2022, respectively.
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
June 30, 2023
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
The Company’s board of directors ratified distributions for 5 and 2 record dates during the year ended December 31, 2022 and the six months ended June 30, 2023, respectively.
The following table presents distributions per share that were declared during the year ended December 31, 2022 and the six months ended June 30, 2023:

	Distributions
Three Months Ended	Per Share	Amount
2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	0.2800	15,949
September 30, 2022 (one record date)	0.3100	17,604
December 31, 2022 (two record dates)	0.5800	32,074
Total distributions for the year ended December 31, 2022	$1.4500	$81,575

2023
March 31, 2023 (one record date)	$0.3400	$18,687
June 30, 2023 (one record date)	0.3400	18,614
Total distributions for the six months ended June 30, 2023	$0.6800	$37,301
On August 7, 2023, the Company’s co-chief executive officers declared (i) a regular quarterly distribution of $0.34 per share for the third quarter of 2023 payable on September 15, 2023 to shareholders of record as of September 1, 2023 and (ii) a supplemental distribution of $0.05 per share for both the third and fourth quarters of 2023, payable on October 16, 2023 and January 15, 2024, respectively, to shareholders of record as of September 29, 2023 and December 29, 2023, respectively.
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
June 30, 2023
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
The following table below provides information concerning the Company’s repurchases of shares of its common stock in the open market during the three months ended June 30, 2023 pursuant to the New DRP in order to satisfy the reinvestment portion of the Company’s distributions:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2023	—	$—	—	—
May 1 to May 31, 2023	—	—	—	—
June 1 to June 30, 2023	174,424	10.71	174,424	(1)
Total	174,424	$10.71	174,424	(1)
(1) See description above.
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
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2023 and 2022 and the year ended December 31, 2022:

	Six Months Ended June 30,						Year Ended December 31,
	2023			2022			2022
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.6800	$37,301	100.0%	$0.5600	$31,897	100.0%	$1.4500	$81,575	100.0%
Total distributions	$0.6800	$37,301	100.0%	$0.5600	$31,897	100.0%	$1.4500	$81,575	100.0%

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
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
As of June 30, 2023, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $26,828; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $169,033; the net unrealized depreciation was $142,205; and the aggregate cost of securities for Federal income tax purposes was $1,930,667.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)
Note 6. Investments
The composition of the Company’s investment portfolio as of June 30, 2023 and December 31, 2022 at amortized cost and fair value was as follows:

	June 30, 2023			December 31, 2022
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,546,799	$1,468,630	87.0%	$1,638,995	$1,579,512	90.3%
Senior secured second lien debt	41,153	39,544	2.3%	41,036	38,769	2.2%
Collateralized securities and structured products - equity	2,510	1,046	0.1%	2,687	1,179	0.1%
Unsecured debt	34,635	17,301	1.0%	30,427	22,643	1.3%
Equity	139,145	161,170	9.6%	79,595	107,058	6.1%
Subtotal/total percentage	1,764,242	1,687,691	100.0%	1,792,740	1,749,161	100.0%
Short term investments(2)	100,771	100,771		10,869	10,869
Total investments	$1,865,013	$1,788,462		$1,803,609	$1,760,030
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
June 30, 2023
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$302,710	18.0%	$336,055	19.2%
Healthcare & Pharmaceuticals	236,791	14.0%	237,082	13.6%
Media: Diversified & Production	122,742	7.3%	134,927	7.7%
Media: Advertising, Printing & Publishing	110,139	6.5%	105,375	6.0%
Services: Consumer	105,328	6.3%	115,849	6.6%
Diversified Financials	81,052	4.8%	99,819	5.7%
Construction & Building	71,133	4.2%	46,007	2.6%
Chemicals, Plastics & Rubber	67,947	4.0%	66,753	3.8%
Energy: Oil & Gas	66,248	3.9%	68,756	3.9%
Retail	63,042	3.8%	74,718	4.3%
Consumer Goods: Durable	61,172	3.6%	60,735	3.5%
Hotel, Gaming & Leisure	60,211	3.6%	46,739	2.7%
High Tech Industries	52,664	3.1%	56,501	3.2%
Beverage, Food & Tobacco	51,337	3.0%	45,396	2.6%
Capital Equipment	46,606	2.8%	41,580	2.4%
Consumer Goods: Non-Durable	43,003	2.5%	47,886	2.8%
Banking, Finance, Insurance & Real Estate	36,139	2.1%	43,836	2.5%
Containers, Packaging & Glass	19,453	1.2%	19,551	1.1%
Telecommunications	18,315	1.1%	18,302	1.1%
Automotive	16,231	1.0%	16,255	0.9%
Metals & Mining	15,781	0.9%	15,780	0.9%
Environmental Industries	14,722	0.9%	—	—
Aerospace & Defense	12,627	0.7%	38,842	2.2%
Transportation: Cargo	12,298	0.7%	12,417	0.7%
Subtotal/total percentage	1,687,691	100.0%	1,749,161	100.0%
Short term investments	100,771		10,869
Total investments	$1,788,462		$1,760,030

	June 30, 2023		December 31, 2022
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,675,076	99.3%	$1,739,866	99.5%
Canada	10,682	0.5%	7,452	0.4%
Cayman Islands	1,046	0.1%	1,179	0.1%
Bermuda	887	0.1%	664	—
Subtotal/total percentage	1,687,691	100.0%	1,749,161	100.0%
Short term investments	100,771		10,869
Total investments	$1,788,462		$1,760,030
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of June 30, 2023 and December 31, 2022, investments on non-accrual status represented 1.7% and 1.3%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2023 and December 31, 2022, the Company’s unfunded commitments amounted to $56,378 and $71,420, respectively. As of August 2, 2023, the Company’s unfunded commitments amounted to $54,475. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)
Note 7. Joint Ventures
CION/EagleTree Partners, LLC
On December 21, 2021, the Company formed CION/EagleTree, an off-balance sheet joint venture partnership with ET-BC Debt Opportunities, LP, or ET-BC, which is an affiliate of EagleTree Capital, LP, or EagleTree. EagleTree made a Firm-level investment with proprietary capital. CION/EagleTree jointly pursues debt and equity opportunities, as well as special situation, crossover, subordinated and other junior capital investments that leverages the Company's and EagleTree's combined sourcing and portfolio management capabilities.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of June 30, 2023:

Portfolio Company	Interest(a)	Maturity	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Berlitz Holdings, Inc.(g)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	$1,200	$1,141	$1,167
Community Tree Service, LLC(h)	S+1100, 1.00% SOFR Floor	6/17/2027	Construction & Building	460	460	452
Future Pak, LLC(g)	S+1000, 2.00% SOFR Floor	7/2/2024	Healthcare & Pharmaceuticals	1,162	1,155	1,162
Total Senior Secured First Lien Debt					2,756	2,781
Senior Secured Second Lien Debt
Access CIG, LLC(f)	L+775, 0.00% LIBOR Floor	2/27/2026	Services: Business	7,250	7,225	7,105
MedPlast Holdings, Inc.(e)	L+775, 0.00% LIBOR Floor	7/2/2026	Healthcare & Pharmaceuticals	6,750	6,206	6,539
Total Senior Secured Second Lien Debt					13,431	13,644
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(c)	11.84% Estimated Yield	2/2/2026	Diversified Financials	10,000	9,796	9,263
Total Collateralized Securities and Structured Products - Equity					9,796	9,263
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	5,910
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)			Media: Diversified & Production	1,469 Units	486	1,553
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)			Media: Diversified & Production	255 Units	—	171
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)			Media: Diversified & Production	4,746 Units	—	96
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	13,100	12,672
Carestream Health Holdings, Inc., Common Stock(d)			Healthcare & Pharmaceuticals	613,262 Units	21,759	20,716
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	8,055	9,321
CTS Ultimate Holdings LLC, Class A Preferred Units(d)			Construction & Building	3,578,701 Units	1,000	608
Dayton HoldCo, LLC, Membership Units(d)			Construction & Building	37,264 Units	8,400	14,537
HDNet Holdco LLC, Preferred Unit Call Option(d)			Media: Diversified & Production	1 Unit	—	100
HW Ultimate Holdings, LP, Class A Membership Units, 4% Dividend(i)			Capital Equipment	2,000,000 Units	2,082	—
Language Education Holdings GP LLC, Common Units(d)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(d)			Services: Business	133,333 Units	300	495
Skillsoft Corp., Class A Common Stock(d)			High Tech Industries	243,425 Units	2,000	302
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					62,382	66,481
Short Term Investments
First American Treasury Obligations Fund, Class Z Shares					1,443	1,443
Total Short Term Investments					1,443	1,443
TOTAL INVESTMENTS					$89,808	$93,612
a.The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2023, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2023. The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of June 30, 2023, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to June 30, 2023.
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
d.Non-income producing security.
e.The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.
f.The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2023 was 5.54%.
g.The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%.
h.The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2023 was 5.27%.
i.Investment or a portion thereof was on non-accrual status as of June 30, 2023.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of June 30, 2023 and December 31, 2022:

Selected Balance Sheet Information:	June 30, 2023	December 31, 2022
Investments, at fair value (amortized cost of $89,808 and $102,619, respectively)	$93,612	$105,978
Cash and other assets	—	2,476
Dividend receivable on investments	479	225
Interest receivable on investments	284	301
Total assets	$94,375	$108,980

Senior secured notes (net of unamortized debt issuance costs of $82 and $94, respectively)	$64,420	$70,904
Other liabilities	333	1,881
Total liabilities	64,753	72,785
Members' capital	29,622	36,195
Total liabilities and members' capital	$94,375	$108,980
The following table includes selected statement of operations information for CION/EagleTree for the three and six months ended June 30, 2023 and 2022 and for the year ended December 31, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Selected Statement of Operations Information:	2023	2022	2023	2022	2022
Total revenues	$1,468	$1,839	$3,063	$3,723	$9,653
Total expenses	2,566	2,802	5,258	5,522	11,120
Net realized gain on investments	—	—	176	—	9,947
Net change in unrealized appreciation (depreciation) on investments	409	(695)	446	(153)	(5,839)
Net (decrease) increase in net assets	$(689)	$(1,658)	$(1,573)	$(1,952)	$2,641

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2023:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	SOFR+3.20%	$600,000	$75,000	May 15, 2025
2026 Notes(1)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
UBS Facility	Repurchase Agreement	SOFR+3.525%	100,000	50,000	November 19, 2024
Series A Notes	Israel Public Bond Offering	SOFR+3.82%	80,712	—	August 31, 2026
2022 More Term Loan	Term Loan Facility Agreement	SOFR+3.50%	50,000	—	April 27, 2027
2021 More Term Loan(2)	Term Loan Facility Agreement	5.20%	30,000	—	September 30, 2024
			$985,712	$125,000
(1)As of June 30, 2023, the fair value of the 2026 Notes was $122,500, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2023.
(2)As of June 30, 2023, the fair value of the 2021 More Term Loan was $29,513, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2023.
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
On February 26, 2021, 34th Street amended and restated the Second Amended JPM Credit Facility, or the Third Amended JPM Credit Facility, with JPM. Under the Third Amended JPM Credit Facility, the aggregate principal amount available for borrowings was reduced from $700,000 to $575,000, subject to conditions described in the Third Amended JPM Credit Facility. In addition, under the Third Amended JPM Credit Facility, the reinvestment period was extended from May 15, 2022 to May 15, 2023 and the maturity date was extended from May 15, 2023 to May 15, 2024. Advances under the Third Amended JPM Credit Facility bore interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.10% per year. 34th Street incurred certain customary costs and expenses in connection with the Third Amended JPM Credit Facility. No other material terms of the Second Amended JPM Credit Facility were revised in connection with the Third Amended JPM Credit Facility.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)
On March 28, 2022, 34th Street entered into a First Amendment to the Third Amended JPM Credit Facility with JPM, or the JPM First Amendment. Under the JPM First Amendment, the aggregate principal amount available for borrowings was increased from $575,000 to $675,000, subject to conditions described in the JPM First Amendment. Additional advances of up to $100,000 under the JPM First Amendment bore interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.10% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. 34th Street incurred certain customary costs and expenses in connection with the JPM First Amendment. No other material terms of the Third Amended JPM Credit Facility were revised in connection with the JPM First Amendment.
On May 15, 2023, 34th Street entered into a Second Amendment to the Third Amended JPM Credit Facility with JPM, or the JPM Second Amendment. Under the JPM Second Amendment, the aggregate principal amount available for borrowings remained unchanged of up to $675,000 but all such advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.05% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. The reinvestment period was extended from May 15, 2023 to May 15, 2024 and the maturity date was extended from May 15, 2024 to May 15, 2025. Also under the JPM Second Amendment, the amount of minimum borrowings required was reduced by $50,000 to $550,000 with a six-month non-call provision. 34th Street incurred certain customary costs and expenses in connection with the JPM Second Amendment. No other material terms of the Third Amended JPM Credit Facility were revised in connection with the JPM Second Amendment.
Interest is payable quarterly in arrears. 34th Street may prepay advances pursuant to the terms and conditions of the Third Amended JPM Credit Facility and the JPM Second Amendment, subject to a 1.0% premium in certain circumstances. In addition, 34th Street will be subject to a non-usage fee of 1.0% per year on the amount, if any, of the aggregate principal amount available under the Third Amended JPM Credit Facility and the JPM Second Amendment that has not been borrowed through May 14, 2024. The non-usage fees, if any, are payable quarterly in arrears.
As of June 30, 2023 and December 31, 2022, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility and the JPM Second Amendment was $600,000 and $610,000, respectively. The carrying amount outstanding under the Third Amended JPM Credit Facility approximates its fair value.
The Company contributed loans and other corporate debt securities to 34th Street in exchange for 100% of the membership interests of 34th Street, and may contribute additional loans and other corporate debt securities to 34th Street in the future. 34th Street’s obligations to JPM under the Third Amended JPM Credit Facility and the JPM Second Amendment are secured by a first priority security interest in all of the assets of 34th Street. The obligations of 34th Street under the Third Amended JPM Credit Facility and the JPM Second Amendment are non-recourse to the Company, and the Company’s exposure under the Third Amended JPM Credit Facility and the JPM Second Amendment is limited to the value of the Company’s investment in 34th Street.
In connection with the Third Amended JPM Credit Facility and the JPM Second Amendment, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended June 30, 2023, 34th Street was in compliance with all covenants and reporting requirements.
Through June 30, 2023, the Company incurred debt issuance costs of $13,790 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility and the JPM Second Amendment, which is included in the Company’s consolidated balance sheet as of June 30, 2023 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility and the JPM Second Amendment. At June 30, 2023, the unamortized portion of the debt issuance costs was $3,726.
For the three and six months ended June 30, 2023 and 2022 and the year ended December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the JPM Second Amendment and the Third Amended JPM Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
Stated interest expense	$12,385	$6,056	$24,375	$10,763	$29,254
Amortization of deferred financing costs	532	571	1,096	1,061	2,214
Non-usage fee	189	193	360	263	617
Total interest expense	$13,106	$6,820	$25,831	$12,087	$32,085
Weighted average interest rate(1)	8.30%	4.12%	8.16%	3.81%	4.99%
Average borrowings	$600,000	$598,571	$603,315	$575,083	$590,603
(1)Includes the stated interest expense and non-usage fee on the unused portion of the JPM Second Amendment and the Third Amended JPM Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after February 11, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended June 30, 2023, the Company was in compliance with all covenants and reporting requirements.
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
As of June 30, 2023, the aggregate principal amount of 2026 Notes outstanding was $125,000.
Through June 30, 2023, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2023 and will amortize to interest expense over the term of the 2026 Notes. At June 30, 2023, the unamortized portion of the debt issuance costs was $1,398.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)
For the three and six months ended June 30, 2023 and 2022 and for the year ended December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2022
	2023	2022	2023	2022
Stated interest expense	$1,406	$1,422	$2,812	$2,828	$5,600
Amortization of deferred financing costs	133	133	264	264	533
Total interest expense	$1,539	$1,555	$3,076	$3,092	$6,133
Weighted average interest rate(1)	4.50%	4.50%	4.50%	4.50%	4.50%
Average borrowings	$125,000	$125,000	$125,000	$125,000	$125,000
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
Principal on the Notes will be due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding. As of and for the three months ended June 30, 2023, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
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
June 30, 2023
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
The Class A-R Notes will be issued pursuant to a Second Amended and Restated Indenture, dated December 17, 2020, between Murray Hill Funding II and U.S. Bank, as trustee, or the Second Amended Indenture. Under the Second Amended Indenture, the aggregate principal amount of Notes and Class A-R Notes that may be issued by Murray Hill Funding II from time to time is $150,000. Murray Hill Funding, in turn, entered into a repurchase transaction with UBS pursuant to the terms of the related Annex and Master Confirmation, dated December 17, 2020, to the Global Master Repurchase Agreement, dated May 19, 2017, related to the Class A-R Notes. Murray Hill Funding was required to repurchase the Class A-R Notes that will be sold to UBS by no later than November 19, 2023. The financing fee for the funded Class A-R Notes was equal to the three-month LIBOR plus a spread of 3.375% per year while the financing fee for the unfunded Class A-R Notes is equal to 0.75% per year.
On June 14, 2023, Murray Hill Funding entered into with UBS (i) a Fifth Amended and Restated Master Confirmation (Class A-1 Notes) to the Global Master Repurchase Agreement, or the Fifth Amended Master Confirmation, and (ii) an Amended and Restated Master Confirmation (Class A-R Notes) to the Global Master Repurchase Agreement, or the Amended Master Confirmation. Under both Confirmations, the date that Murray Hill Funding will be required to repurchase the Notes and the Class A-R Notes previously sold to UBS under the Amended UBS Facility was extended from November 19, 2023 to November 19, 2024. Also under both Confirmations, the financing fee payable to UBS was revised from a floating rate equal to the three-month LIBOR, plus a spread of 3.375% per year, to a floating rate equal to the three-month SOFR, plus a spread of (a) to (but excluding) November 19, 2023, 3.525% per year, and (b) thereafter, 3.20% per year. The effective date of both Confirmations was June 15, 2023. No other material terms of the Amended UBS Facility were revised in connection with the Fifth Amended Master Confirmation or the Amended Master Confirmation.
On July 1, 2021, December 14, 2021 and April 19, 2022, UBS purchased Class A-R Notes held by Murray Hill Funding for an aggregate purchase price equal to 100% of the principal amount of Class A-R Notes purchased, which was $21,000, $25,000 and $17,500, respectively. On August 20, 2021, March 7, 2023 and April 14, 2023, Murray Hill Funding repurchased Class A-R Notes from UBS in the aggregate principal amount of $21,000, $17,500 and $25,000, respectively, for an aggregate repurchase price of $21,000, $17,500 and $25,000, respectively, which was then repaid by Murray Hill Funding II. The repurchase of the Class A-R Notes on August 20, 2021, March 7, 2023 and April 14, 2023 resulted in repayments of $21,000, $17,500 and $25,000, respectively, of the outstanding amount of borrowings under the Amended UBS Facility.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
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
Pursuant to the Amended UBS Facility, Murray Hill Funding made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility. As of and for the three months ended June 30, 2023, Murray Hill Funding was in compliance with all covenants and reporting requirements.
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At June 30, 2023, all upfront fees and other expenses were fully amortized.
As of June 30, 2023, Notes in the aggregate principal amount of $100,000 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $100,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of June 30, 2023, the amount due at maturity under the Amended UBS Facility was $100,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.
As of June 30, 2023, the fair value of assets held by Murray Hill Funding II was $229,265.
For the three and six months ended June 30, 2023 and 2022 and the year ended December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
Stated interest expense	$2,162	$1,533	$4,966	$2,680	$7,273
Non-usage fee	89	21	112	68	96
Total interest expense	$2,251	$1,554	$5,078	$2,748	$7,369
Weighted average interest rate(1)	8.62%	4.42%	8.39%	4.14%	5.29%
Average borrowings	$103,297	$139,038	$120,373	$132,058	$137,322
(1)Includes the stated interest expense and non-usage fee on the unused portion of the Amended UBS Facility and is annualized for periods covering less than one year.
Series A Notes
On February 28, 2023, the Company entered into a Deed of Trust, or the Deed of Trust, with Mishmeret Trust Company Ltd., as trustee, under which the Company issued $80,712 in aggregate principal amount of its Series A Unsecured Notes due 2026, or the Series A Notes. The Series A Notes offering in Israel closed on February 28, 2023 and the Series A Notes listed and commenced trading on the TASE on February 28, 2023. After the deduction of fees and other offering expenses, the Company received net proceeds of approximately $77,900, which it used to make investments in portfolio companies in accordance with its investment objectives and for working capital and general corporate purposes. The Series A Notes are rated A1.il by Midroog Ltd., an affiliate of Moody’s. The carrying amount outstanding under the Series A Notes approximates its fair value.
The Series A Notes will mature on August 31, 2026 and may be redeemed in whole or in part at the Company's option at par plus a “make-whole” premium, if applicable, as set forth in the Deed of Trust. The Series A Notes bear interest at a rate equal to SOFR plus a credit spread of 3.82% per year, which will be paid quarterly on February 28, May 31, August 31, and November 30 of each year, which commenced on May 31, 2023. The Series A Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Series A Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525 million, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2023, the Company was in compliance with all covenants and reporting requirements.
On February 26, 2023, the Company’s shares of common stock listed and commenced trading on the TASE under the ticker symbol “CION”.
Through June 30, 2023, the Company incurred debt issuance costs of $3,006 in connection with issuing the Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2023 and will amortize to interest expense over the term of the Series A Notes. At June 30, 2023, the unamortized portion of the debt issuance costs was $2,714.
For the three months ended June 30, 2023 and the period from February 28, 2023 through June 30, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

	Three Months Ended June 30, 2023	For the Period From February 28, 2023 Through June 30, 2023

Stated interest expense	$1,781	$2,399
Amortization of deferred financing costs	212	290
Total interest expense	$1,993	$2,689
Weighted average interest rate(1)	8.73%	8.73%
Average borrowings	$80,712	$80,712
(1) Includes the stated interest expense on the Series A Notes and is annualized for periods covering less than one year.
2022 More Term Loan
On April 27, 2022, the Company entered into an Unsecured Term Loan Facility Agreement, or the More Term Loan Agreement, with More Provident Funds and Pension Ltd., or More Provident, as lender, which provided for an unsecured term loan to the Company in an aggregate principal amount of $50,000, or the 2022 More Term Loan. On April 27, 2022, the Company drew down $50,000 of borrowings under the 2022 More Term Loan. After the deduction of fees and other financing expenses, the Company received net borrowings of approximately $49,000, which it used for working capital and other general corporate purposes. The carrying amount outstanding under the 2022 More Term Loan approximates its fair value.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)
The More Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the More Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2023, the Company was in compliance with all covenants and reporting requirements.
Through June 30, 2023, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 More Term Loan, which is included in the Company’s consolidated balance sheet as of June 30, 2023 and will amortize to interest expense over the term of the 2022 More Term Loan. At June 30, 2023, the unamortized portion of the debt issuance costs was $784.
For the three and six months ended June 30, 2023, for the period from April 27, 2022 through June 30, 2022 and for the period from April 27, 2022 through December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 More Term Loan were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	For the Period From April 27, 2022 Through June 30, 2022	For the Period From April 27, 2022 Through December 31, 2022

Stated interest expense	$1,061	$2,073	$410	$2,027
Amortization of deferred financing costs	51	102	36	140
Total interest expense	$1,112	$2,175	$446	$2,167
Weighted average interest rate(1)	8.40%	8.25%	4.54%	5.86%
Average borrowings	$50,000	$50,000	$50,000	$50,000
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
June 30, 2023
(in thousands, except share and per share amounts)
The Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2023, the Company was in compliance with all covenants and reporting requirements.
Through June 30, 2023, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 More Term Loan, which is included in the Company’s consolidated balance sheet as of June 30, 2023 and will amortize to interest expense over the term of the 2021 More Term Loan. At June 30, 2023, the unamortized portion of the debt issuance costs was $354.
For the three and six months ended June 30, 2023 and 2022 and the year ended December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 More Term Loan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2022
	2023	2022	2023	2022
Stated interest expense	$394	$394	$784	$784	$1,582
Amortization of deferred financing costs	72	72	143	143	288
Total interest expense	$466	$466	$927	$927	$1,870
Weighted average interest rate(1)	5.20%	5.20%	5.20%	5.20%	5.20%
Average borrowings	$30,000	$30,000	$30,000	$30,000	$30,000
(1) Includes the stated interest expense on the 2021 More Term Loan and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of June 30, 2023 and December 31, 2022, according to the fair value hierarchy:

	June 30, 2023(1)				December 31, 2022(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,468,630	$1,468,630	$—	$—	$1,579,512	$1,579,512
Senior secured second lien debt	—	—	39,544	39,544	—	—	38,769	38,769
Collateralized securities and structured products - equity	—	—	1,046	1,046	—	—	1,179	1,179
Unsecured debt	—	—	17,301	17,301	—	—	22,643	22,643
Equity	2,266	—	133,725	135,991	2,341	—	73,951	76,292
Short term investments	100,771	—	—	100,771	10,869	—	—	10,869
Total Investments	$103,037	$—	$1,660,246	$1,763,283	$13,210	$—	$1,716,054	$1,729,264
(1)Excludes the Company's $25,179 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $30,766 investment in CION/EagleTree, which is measured at NAV.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, March 31, 2023	$1,472,453	$38,997	$1,133	$15,517	$100,958	$1,629,058
Investments purchased(2)(3)	77,961	—	—	4,200	29,396	111,557
Net realized loss	(13,163)	—	—	—	(5,765)	(18,928)
Net change in unrealized appreciation (depreciation)	16,708	496	9	(2,420)	9,136	23,929
Accretion of discount	2,541	56	—	4	—	2,601
Sales and principal repayments(3)	(87,870)	(5)	(96)	—	—	(87,971)
Ending balance, June 30, 2023	$1,468,630	$39,544	$1,046	$17,301	$133,725	$1,660,246
Change in net unrealized appreciation (depreciation) on investments still held as of June 30, 2023(1)	$5,280	$496	$9	$(2,420)	$3,367	$6,732
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

	Six Months Ended June 30, 2023
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2022	$1,579,512	$38,769	$1,179	$22,643	$73,951	$1,716,054
Investments purchased(2)(3)	118,713	—	—	4,200	65,329	188,242
Net realized loss	(17,674)	—	—		(5,779)	(23,453)
Net change in unrealized (depreciation) appreciation	(18,686)	659	44	(9,550)	224	(27,309)
Accretion of discount	6,810	125	—	8	—	6,943
Sales and principal repayments(3)	(200,045)	(9)	(177)	—	—	(200,231)
Ending balance, June 30, 2023	$1,468,630	$39,544	$1,046	$17,301	$133,725	$1,660,246
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2023(1)	$(22,169)	$659	$44	$(9,550)	$(15)	$(31,031)
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
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
June 30, 2023
(in thousands, except share and per share amounts)
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,281,080	Discounted Cash Flow	Discount Rates	7.5%	—	40.0%	13.8%
	110,747	Broker Quotes	Broker Quotes	N/A			N/A
	53,487	Market Comparable Approach	Revenue Multiple	0.17x	—	1.55x	1.00x
	19,036		EBITDA Multiple	4.00x	—	9.75x	6.15x
	3,794		$ per kW	$129.77			N/A
	486	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	39,544	Discounted Cash Flow	Discount Rates	13.5%	—	20.5%	16.8%
Collateralized securities and structured products - equity	1,046	Discounted Cash Flow	Discount Rates	21.0%			N/A
Unsecured debt	9,888	Contingent Claims Analysis	Expected Volatility	110.0%			N/A
	7,413	Discounted Cash Flow	Discount Rates	16.5%			N/A
Equity	80,099	Market Comparable Approach	EBITDA Multiple	4.75x	—	14.75x	9.74x
	21,680		$ per kW	$400			N/A
	31,204		Revenue Multiple	0.13x	—	6.00x	1.05x
	742	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,660,246
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and six months ended June 30, 2023 and 2022 and the year ended December 31, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
Professional fees	$645	$519	$1,171	$1,152	$1,778
Transfer agent expense	279	303	547	594	1,124
Dues and subscriptions	44	80	473	615	791
Valuation expense	252	212	425	391	821
Director fees and expenses	179	161	348	315	632
Insurance expense	169	254	336	505	833
Accounting and administrative costs	158	145	324	302	524
Printing and marketing expense	269	28	274	33	708
Other expenses	79	10	131	27	67
Total general and administrative expense	$2,074	$1,712	$4,029	$3,934	$7,278

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
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
As of June 30, 2023 and December 31, 2022, the Company’s unfunded commitments were as follows:

Unfunded Commitments	June 30, 2023(1)	December 31, 2022(1)
Cennox, Inc.	$7,193	$7,567
Flatworld Intermediate Corp.	5,865	5,865
Critical Nurse Staffing, LLC	5,439	5,599
Thrill Holdings LLC	5,000	3,261
Instant Web, LLC	3,574	5,628
American Health Staffing Group, Inc.	3,333	3,333
Mimeo.com, Inc.	2,500	3,000
Rogers Mechanical Contractors, LLC	2,404	3,365
Moss Holding Company	2,232	2,232
HW Acquisition, LLC	2,200	2,200
MacNeill Pride Group Corp.	2,017	2,017
Archer Systems, LLC	1,905	1,905
Bradshaw International Parent Corp.	1,844	1,844
Dermcare Management, LLC	1,683	1,862
Coyote Buyer, LLC	1,500	2,500
Sleep Opco, LLC	1,200	1,750
NWN Parent Holdings LLC	1,200	90
RA Outdoors, LLC	1,049	1,049
BDS Solutions Intermediateco, LLC	1,046	1,998
OpCo Borrower, LLC	1,042	833
Service Compression, LLC	907	4,186
Invincible Boat Company LLC	319	559
Ironhorse Purchaser, LLC	299	2,469
American Teleconferencing Services, Ltd.	235	235
H.W. Lochner, Inc.	225	225
Anthem Sports & Entertainment Inc.	167	167
Homer City Holdings LLC	—	3,000
RumbleOn, Inc.	—	1,775
WorkGenius, Inc.	—	750
STATinMED, LLC	—	156
Total	$56,378	$71,420
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2023 and December 31, 2022, refer to the table above and the consolidated schedules of investments. As of August 2, 2023, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $54,475.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, conversion fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the three and six months ended June 30, 2023 and 2022 and the year ended December 31, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
Amendment fees	$622	$575	$3,346	$970	$2,633
Capital structuring and other fees	532	1,992	532	3,014	4,446
Conversion fees	477	—	477	—	2,365
Commitment fees	—	—	309	—	—
Administrative agent fees	—	—	30	25	100
Total	$1,631	$2,567	$4,694	$4,009	$9,544
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended June 30, 2023 and 2022 and the year ended December 31, 2022:

	Six Months Ended June 30,		Year Ended December 31,
	2023	2022	2022
Per share data:(1)
Net asset value at beginning of period	$15.98	$16.34	$16.34
Results of operations:
Net investment income	0.97	0.68	1.56
Net realized loss and net change in unrealized depreciation on investments and loss on foreign currency(2)	(1.02)	(0.57)	(0.68)
Net (decrease) increase in net assets resulting from operations(2)	(0.05)	0.11	0.88
Shareholder distributions:
Distributions from net investment income	(0.68)	(0.56)	(1.44)
Net decrease in net assets resulting from shareholders' distributions	(0.68)	(0.56)	(1.44)
Capital share transactions:
Repurchases of common stock below net asset value(3)	0.06	—	0.20
Net increase in net assets resulting from capital share transactions	0.06	—	0.20
Net asset value at end of period	$15.31	$15.89	$15.98
Shares of common stock outstanding at end of period	54,632,827	56,958,440	55,299,484
Total investment return-net asset value(4)	2.29%	1.87%	10.44%
Total investment return-market value(5)	13.66%	(30.29)%	(14.87)%
Net assets at beginning of period	$883,634	$930,512	$930,512
Net assets at end of period	$836,364	$905,238	$883,634
Average net assets	$858,277	$926,144	$917,781
Ratio/Supplemental data:
Ratio of net investment income to average net assets	6.21%	4.19%	9.61%
Ratio of net operating expenses to average net assets	8.18%	5.02%	11.63%
Portfolio turnover rate(6)	5.48%	9.96%	26.81%
Total amount of senior securities outstanding	$985,712	$947,500	$957,500
Asset coverage ratio(7)	1.85	1.96	1.92
(1)The per share data for the six months ended June 30, 2023 and 2022 and the year ended December 31, 2022 was derived by using the weighted average shares of common stock outstanding during each period.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2023
(in thousands, except share and per share amounts)

(3)Repurchases of common stock may have caused an incremental decrease or increase in net asset value per share due to the repurchase of shares at a price in excess of or below net asset value per share, respectively, on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the six months ended June 30, 2023 and 2022 and the year ended December 31, 2022.
(4)Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s common stock at the beginning and end of the period, including distributions paid or payable during the period. Total investment return-net asset value is based on (i) the beginning period net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of distributions, and (iii) the value of distributions payable, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company's distribution reinvestment plan then in effect as described in Note 5. The total investment return-net asset value does not consider the effect of the sales load from the sale of the Company’s common stock. The total investment return-net asset value includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. Total returns covering less than a full year are not annualized.
(5)Total investment return-market value for the six months ended June 30, 2023 and 2022 and the year ended December 31, 2022 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s New DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments, and is not annualized.
(7)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period (excluding unfunded commitments), divided by (ii) total senior securities outstanding at the end of the period.

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
Forward-Looking Statements
Some of the statements within this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve numerous risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of inflation, rising interest rates, supply-chain disruptions and the risk of recession;
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
•the dependence of our future success on the general economy and its impact on the industries in which we invest, including inflation, rising interest rates and supply-chain disruptions and the related economic disruptions caused thereby;
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
We are managed by CIM, our affiliate and a registered investment adviser. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. On August 7, 2023, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 9, 2023. We and CIM previously engaged AIM to act as our investment sub-adviser.
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
Recent Developments
Q3 2023 Regular and Supplemental Distributions
On August 7, 2023, our co-chief executive officers declared (i) a regular quarterly distribution of $0.34 per share for the third quarter of 2023 payable on September 15, 2023 to shareholders of record as of September 1, 2023 and (ii) a supplemental distribution of $0.05 per share for both the third and fourth quarters of 2023, payable on October 16, 2023 and January 15, 2024, respectively, to shareholders of record as of September 29, 2023 and December 29, 2023, respectively.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2023 and 2022 and the Year Ended December 31, 2022
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three and six months ended June 30, 2023 and 2022 and the year ended December 31, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Net Investment Activity	2023	2022	2023	2022	2022
Purchases and drawdowns
Senior secured first lien debt	$62,779	$170,379	$83,827	$307,077	$524,293
Senior secured second lien debt	—	1,836	—	1,836	19,932
Unsecured debt	4,200	—	4,200	—	—
Equity	2,906	1,009	4,906	2,134	6,313
Sales and principal repayments	(54,599)	(109,553)	(120,873)	(170,584)	(469,760)
Net portfolio activity	$15,286	$63,671	$(27,940)	$140,463	$80,778
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,546,799	$1,468,630	87.0%
Senior secured second lien debt	41,153	39,544	2.3%
Collateralized securities and structured products - equity	2,510	1,046	0.1%
Unsecured debt	34,635	17,301	1.0%
Equity	139,145	161,170	9.6%
Subtotal/total percentage	1,764,242	1,687,691	100.0%
Short term investments(2)	100,771	100,771
Total investments	$1,865,013	$1,788,462
Number of portfolio companies			112
Average annual EBITDA of portfolio companies		$61.0 million
Median annual EBITDA of portfolio companies			$35.0 million
Purchased at a weighted average price of par			97.91%
Gross annual portfolio yield based upon the purchase price(3)			11.45%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of June 30, 2023 and December 31, 2022, excluding short term investments of $100,771 and $10,869, respectively:

	June 30, 2023			December 31, 2022
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,470,103	$1,394,829	82.6%	$1,539,214	$1,477,630	84.5%
Fixed interest rate investments	148,284	124,088	7.4%	166,297	157,006	9.0%
Non-income producing investments	110,834	112,045	6.6%	76,061	104,619	6.0%
Other income producing investments	35,021	56,729	3.4%	11,168	9,906	0.5%
Total investments	$1,764,242	$1,687,691	100.0%	$1,792,740	$1,749,161	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$302,710	18.0%	$336,055	19.2%
Healthcare & Pharmaceuticals	236,791	14.0%	237,082	13.6%
Media: Diversified & Production	122,742	7.3%	134,927	7.7%
Media: Advertising, Printing & Publishing	110,139	6.5%	105,375	6.0%
Services: Consumer	105,328	6.3%	115,849	6.6%
Diversified Financials	81,052	4.8%	99,819	5.7%
Construction & Building	71,133	4.2%	46,007	2.6%
Chemicals, Plastics & Rubber	67,947	4.0%	66,753	3.8%
Energy: Oil & Gas	66,248	3.9%	68,756	3.9%
Retail	63,042	3.8%	74,718	4.3%
Consumer Goods: Durable	61,172	3.6%	60,735	3.5%
Hotel, Gaming & Leisure	60,211	3.6%	46,739	2.7%
High Tech Industries	52,664	3.1%	56,501	3.2%
Beverage, Food & Tobacco	51,337	3.0%	45,396	2.6%
Capital Equipment	46,606	2.8%	41,580	2.4%
Consumer Goods: Non-Durable	43,003	2.5%	47,886	2.8%
Banking, Finance, Insurance & Real Estate	36,139	2.1%	43,836	2.5%
Containers, Packaging & Glass	19,453	1.2%	19,551	1.1%
Telecommunications	18,315	1.1%	18,302	1.1%
Automotive	16,231	1.0%	16,255	0.9%
Metals & Mining	15,781	0.9%	15,780	0.9%
Environmental Industries	14,722	0.9%	—	—
Aerospace & Defense	12,627	0.7%	38,842	2.2%
Transportation: Cargo	12,298	0.7%	12,417	0.7%
Subtotal/total percentage	1,687,691	100.0%	1,749,161	100.0%
Short term investments	100,771		10,869
Total investments	$1,788,462		$1,760,030
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2023 and December 31, 2022, our unfunded commitments amounted to $56,378 and $71,420, respectively. As of August 2, 2023, our unfunded commitments amounted to $54,475. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of June 30, 2023 and December 31, 2022, excluding short term investments of $100,771 and $10,869, respectively:

	June 30, 2023		December 31, 2022
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$31,368	1.9%	$24,450	1.4%
2	1,448,547	85.8%	1,424,681	81.5%
3	194,470	11.5%	260,662	14.9%
4	8,271	0.5%	39,032	2.2%
5	5,035	0.3%	336	—
	$1,687,691	100.0%	$1,749,161	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of August 2, 2023:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,468,611	86.1%
Senior secured second lien debt	39,539	2.3%
Collateralized securities and structured products - equity	1,046	0.1%
Unsecured debt	17,301	1.0%
Equity	178,384	10.5%
Subtotal/total percentage	1,704,881	100.0%
Short term investments(2)	107,908
Total investments	$1,812,789
Number of portfolio companies		112
Average annual EBITDA of portfolio companies	$59.6 million
Median annual EBITDA of portfolio companies	$33.6 million
Purchased at a weighted average price of par		97.82%
Gross annual portfolio yield based upon the purchase price(2)		11.44%
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
Results of Operations for the Three Months Ended June 30, 2023 and 2022
Our results of operations for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023	2022
Investment income	$58,496	$43,552
Operating expenses and income taxes	35,080	24,264
Net investment income after taxes	23,416	19,288
Net realized (loss) gain on investments and foreign currency	(18,928)	180
Net change in unrealized appreciation (depreciation) on investments	23,406	(20,734)
Net increase (decrease) in net assets resulting from operations	$27,894	$(1,266)
Investment Income
For the three months ended June 30, 2023 and 2022, we generated investment income of $58,496 and $43,552, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 100 and 112 portfolio companies held during each respective period. The increase in investment income was primarily due to higher LIBOR and SOFR rates during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,
	2023	2022
Management fees	$6,546	$6,839
Administrative services expense	910	781
Subordinated incentive fee on income	4,965	4,091
General and administrative	2,074	1,712
Interest expense	20,467	10,841
Income tax expense, including excise tax	118	—
Total operating expenses and income taxes	$35,080	$24,264

The increase in interest expense was primarily the result of (a) higher LIBOR and SOFR rates during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and (b) higher average borrowings under our financing arrangements during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in subordinated incentive fee on income was primarily the result of the increase in investment income during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, which was partially offset by the increase in interest expense during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
The composition of our general and administrative expenses for the three months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,
	2023	2022
Professional fees	$645	$519
Transfer agent expense	279	303
Printing and marketing expense	269	28
Valuation expense	252	212
Director fees and expenses	179	161
Insurance expense	169	254
Accounting and administrative costs	158	145
Dues and subscriptions	44	80
Other expenses	79	10
Total general and administrative expense	$2,074	$1,712
Net Investment Income After Taxes

Our net investment income after taxes totaled $23,416 and $19,288 for the three months ended June 30, 2023 and 2022, respectively. The increase in net investment income was a result of an increase in our investment income during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, which was partially offset by an increase in our operating expenses during the same period, which was driven primarily by increases in interest expense and the subordinated incentive fee on income.
Net Realized (Loss) Gain on Investments and Foreign Currency
Our net realized (loss) gain on investments and foreign currency totaled $(18,928) and $180 for the three months ended June 30, 2023 and 2022, respectively. This change was driven primarily by realized losses on the restructure of certain investments during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Net Change in Unrealized Appreciation (Depreciation) on Investments
The net change in unrealized appreciation (depreciation) on our investments totaled $23,406 and $(20,734) for the three months ended June 30, 2023 and 2022, respectively. This change was driven primarily by the restructure of certain investments with unrealized losses during the three months ended June 30, 2023 compared to widening credit spreads and decreased multiples in equity markets as well as the underperformance of certain investments during the three months ended June 30, 2022.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2023 and 2022, we recorded a net increase (decrease) in net assets resulting from operations of $27,894 and $(1,266), respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Six Months Ended June 30, 2023 and 2022

Our results of operations for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Investment income	$123,471	$85,235
Operating expenses and income taxes	70,197	46,464
Net investment income after taxes	53,274	38,771
Net realized (loss) gain on investments and foreign currency	(23,453)	111
Net change in unrealized depreciation on investments	(32,972)	(32,259)
Net (decrease) increase in net assets resulting from operations	$(3,151)	$6,623
Investment Income
For the six months ended June 30, 2023 and 2022, we generated investment income of $123,471 and $85,235, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 104 and 119 portfolio companies held during each respective period. The increase in LIBOR and SOFR rates during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 contributed to the increase in interest income generated on our investments. However, our average investment portfolio size, excluding our short term investments, decreased $10,189, from $1,728,615 for the six months ended June 30, 2022 to $1,718,426 for the six months ended June 30, 2023.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the six months ended June 30, 2023 and 2022 was as follows:

	Six Months Ended June 30,
	2023	2022
Management fees	$13,222	$13,494
Administrative services expense	1,747	1,501
Subordinated incentive fee on income	11,300	8,224
General and administrative	4,029	3,934
Interest expense	39,776	19,300
Income tax expense, including excise tax	123	11
Total operating expenses and income taxes	$70,197	$46,464

The increase in interest expense was primarily the result of (a) higher LIBOR and SOFR rates during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and (b) higher average borrowings under our financing arrangements during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in subordinated incentive fee on income was primarily the result of the increase in investment income during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, which was partially offset by the increase in interest expense during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
The composition of our general and administrative expenses for the six months ended June 30, 2023 and 2022 was as follows:

	Six Months Ended June 30,
	2023	2022
Professional fees	$1,171	$1,152
Transfer agent expense	547	594
Dues and subscriptions	473	615
Valuation expense	425	391
Director fees and expenses	348	315
Insurance expense	336	505
Accounting and administrative costs	324	302
Printing and marketing expense	274	33
Other expenses	131	27
Total general and administrative expense	$4,029	$3,934

Net Investment Income After Taxes

Our net investment income after taxes totaled $53,274 and $38,771 for the six months ended June 30, 2023 and 2022, respectively. The increase in our net investment income was a result of an increase in our investment income during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, which was partially offset by an increase in our operating expenses during the same period, which was driven primarily by increases in interest expense and the subordinated incentive fee on income.
Net Realized (Loss) Gain on Investments and Foreign Currency
Our net realized (loss) gain on investments and foreign currency totaled $(23,453) and $111 for the six months ended June 30, 2023 and 2022, respectively. This change was driven primarily by realized losses on the restructure of certain investments during the six months ended June 30, 2023.
Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled $(32,972) and $(32,259) for the six months ended June 30, 2023 and 2022, respectively. This increase was primarily driven by the underperformance of certain investments during the six months ended June 30, 2023, which was partially offset by the realization of previously unrealized losses on certain investment restructurings. This compares to widening credit spreads and decreased multiples in equity markets during the six months ended June 30, 2022 that negatively impacted the fair value of certain of our investments.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the six months ended June 30, 2023 and 2022, we recorded a net (decrease) increase in net assets resulting from operations of $(3,151) and $6,623, respectively, as a result of our operating activity for the respective periods.
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

As of June 30, 2023 and December 31, 2022, our asset coverage ratio was 1.85 and 1.92, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

On September 15, 2022, our shareholders authorized us to issue shares of our common stock at prices below the then current NAV per share in one or more offerings for a 12-month period following such shareholder approval. As of the date of this report, we are not engaged in discussions to issue any such shares.

As of June 30, 2023, we had cash of $11,515 and short term investments of $100,771 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of June 30, 2023, taken together with our available debt, is expected to be sufficient for our investing and financing activities and to conduct our operations in the near term. As of June 30, 2023, we had $125 million available under our financing arrangements.

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

During the six months ended June 30, 2023, we repurchased an aggregate of 666,657 shares under the 10b5-1 trading plan for an aggregate purchase price of $6,818, or an average purchase price of $10.23 per share.
From July 1, 2023 to August 2, 2023, we repurchased an aggregate of 57,691 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $621, or an average purchase price of $10.76 per share. From the inception of the 10b5-1 trading plan in August 2022 through August 2, 2023, we repurchased an aggregate of 2,383,304 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $22,882, or an average purchase price of $9.60 per share.

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
The following table presents distributions per share that were declared during the year ended December 31, 2022 and the six months ended June 30, 2023:

	Distributions
Three Months Ended	Per Share	Amount
2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	0.2800	15,949
September 30, 2022 (one record date)	0.3100	17,604
December 31, 2022 (two record dates)	0.5800	32,074
Total distributions for the year ended December 31, 2022	$1.4500	$81,575

2023
March 31, 2023 (one record date)	$0.3400	$18,687
June 30, 2023 (one record date)	0.3400	18,614
Total distributions for the six months ended June 30, 2023	$0.6800	$37,301

On August 7, 2023, our co-chief executive officers declared (i) a regular quarterly distribution of $0.34 per share for the third quarter of 2023 payable on September 15, 2023 to shareholders of record as of September 1, 2023 and (ii) a supplemental distribution of $0.05 per share for both the third and fourth quarters of 2023, payable on October 16, 2023 and January 15, 2024, respectively, to shareholders of record as of September 29, 2023 and December 29, 2023, respectively.

For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of June 30, 2023 and August 2, 2023, our aggregate outstanding borrowings under the JPM Credit Facility were $600,000 and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $75,000. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
UBS Facility
As of June 30, 2023 and August 2, 2023, our outstanding borrowings under the Amended UBS Facility were $100,000 and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $50,000. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
2026 Notes

As of June 30, 2023 and August 2, 2023, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2021 More Term Loan
As of June 30, 2023 and August 2, 2023, our outstanding borrowings under the 2021 More Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2021 More Term Loan. For a detailed discussion of our 2021 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2022 More Term Loan
As of June 30, 2023 and August 2, 2023, our outstanding borrowings under the 2022 More Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 More Term Loan. For a detailed discussion of our 2022 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
Series A Notes

As of June 30, 2023 and August 2, 2023, we had $80,712 in aggregate principal amount of Series A Notes outstanding and there was no unfunded principal amount in connection with the Series A Notes. For a detailed discussion of our Series A Notes, refer to Note 8 to our consolidated financial statements included in this report.
Unfunded Commitments
As of June 30, 2023 and August 2, 2023, our unfunded commitments amounted to $56,378 and $54,475, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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
Related Party Transactions

For a discussion of our relationship with related parties including CIM and CIG, and amounts incurred under agreements with such related parties, refer to Note 4 to our consolidated financial statements included in this report. For a discussion of our relationship with CION/EagleTree, refer to Note 7 to our consolidated financial statements included in this report.
Contractual Obligations

On August 26, 2016, 34th Street entered into the JPM Credit Facility with JPM, as amended and restated on September 30, 2016, July 11, 2017, November 28, 2017, May 23, 2018, May 15, 2020, February 26, 2021, March 28, 2022 and May 15, 2023. See Note 8 to our consolidated financial statements for a more detailed description of the JPM Credit Facility.

On May 19, 2017, Murray Hill Funding II entered into the UBS Facility with UBS, as amended on December 1, 2017, May 19, 2020, November 12, 2020, December 17, 2020 and June 14, 2023. See Note 8 to our consolidated financial statements for a more detailed description of the UBS Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2023, 82.6% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of June 30, 2023, under the terms of the JPM Second Amendment, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.05% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month SOFR, plus a spread of (a) to (but excluding) November 19, 2023, 3.525% per year, and (b) thereafter, 3.20% per year. Pursuant to the terms of the Deed of Trust, the Series A Notes bear interest at a floating rate equal to average overnight SOFR, plus a credit spread of 3.82% per year. Pursuant to the terms of the 2022 More Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Third Amended JPM Credit Facility (including the JPM Second Amendment), the Amended UBS Facility, the Series A Notes or the 2022 More Term Loan in effect as of June 30, 2023:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(16,900)	(15.6)%
Down 200 basis points	(11,290)	(10.4)%
Down 100 basis points	(5,645)	(5.2)%
Down 50 basis points	(2,822)	(2.6)%
No change to current base rate (5.25% as of June 30, 2023)	—	—
Up 50 basis points	2,822	2.6%
Up 100 basis points	5,645	5.2%
Up 200 basis points	11,290	10.4%
Up 300 basis points	16,934	15.6%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes and the 2021 More Term Loan), or the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 7.4% of our investments paid fixed interest rates as of June 30, 2023. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended June 30, 2023 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2023.
The table below provides information concerning our repurchases of shares of our common stock in the open market during the three months ended June 30, 2023 pursuant to our share repurchase policy.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2023	126,980	$9.71	126,980	(1)
May 1 to May 31, 2023	86,950	9.34	86,950	(1)
June 1 to June 30, 2023	114,698	10.31	114,698	(1)
Total	328,628	$9.81	328,628	(1)
(1)A description of the shares of our common stock that may be repurchased is set forth in a discussion of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

The table below provides information concerning our repurchases of shares of our common stock in the open market during the three months ended June 30, 2023 pursuant to our distribution reinvestment plan in order to satisfy the reinvestment portion of our distributions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2023	—	$—	—	—
May 1 to May 31, 2023	—	—	—	—
June 1 to June 30, 2023	174,424	10.71	174,424	(1)
Total	174,424	$10.71	174,424	(1)
(1) A description of the shares of our common stock that may be repurchased is set forth in a discussion of the New DRP in Note 5 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.19
Third Amended and Restated Loan and Security Agreement, dated as of February 26, 2021, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2021 (File No. 814-00941)).

10.20
Unsecured Term Loan Facility Agreement, dated as of April 14, 2021, by and between CĪON Investment Corporation and More Provident Funds Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 814-00941)).

10.21
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

10.23
Deed of Trust, dated as of February 20, 2023, by and between CĪON Investment Corporation and Mishmeret Trust Company Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2023 (File No. 814-00941)).

10.24
Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of May 15, 2023, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank Trust Company, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2023 (File No. 814-00941)).

10.25
Fifth Amended and Restated Master Confirmation to the Global Master Repurchase Agreement (Class A-1 Notes), dated as of June 14, 2023, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2023 (File No. 814-00941)).

10.26
Amended and Restated Master Confirmation to the Global Master Repurchase Agreement (Class A-R Notes), dated as of June 14, 2023, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2023 (File No. 814-00941)).

14.1
Code of Ethics of CĪON Investment Corporation, CION Investment Management, LLC, CION Investment Management II, LLC and Affiliated Advisers (Incorporated by reference to Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2023 (File No. 814-00941)).

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
Date: August 8, 2023
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)