Form 10-Q
period 2023-09-30
CION Investment Corp
filed 2023-11-09
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 3, 2023 was 54,299,487.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,555,700 and $1,580,844, respectively)	$1,508,505	$1,525,040
Non-controlled, affiliated investments (amortized cost of $207,222 and $140,344, respectively)	201,617	143,876
Controlled investments (amortized cost of $132,900 and $82,421, respectively)	134,755	91,114
Total investments, at fair value (amortized cost of $1,895,822 and $1,803,609, respectively)	1,844,877	1,760,030
Cash	6,805	82,739
Interest receivable on investments	40,378	26,526
Receivable due on investments sold and repaid	2,646	1,016
Dividends receivable	82	1,275
Prepaid expenses and other assets	1,552	825
Total assets	$1,896,340	$1,872,411

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $8,001 and $6,178, respectively)	$1,000,211	$951,322
Payable for investments purchased	9,663	—
Accounts payable and accrued expenses	1,510	1,012
Interest payable	7,238	7,820
Accrued management fees	6,741	6,924
Accrued subordinated incentive fee on income	6,362	5,065
Accrued administrative services expense	1,064	1,703
Shareholder distribution payable	2,724	14,931
Share repurchases payable	67	—
Total liabilities	1,035,580	988,777

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 54,477,427
and 55,299,484 shares issued and 54,464,804 and 55,299,484 shares outstanding, respectively	54	55
Capital in excess of par value	1,035,929	1,044,547
Accumulated distributable losses	(175,223)	(160,968)
Total shareholders' equity	860,760	883,634
Total liabilities and shareholders' equity	$1,896,340	$1,872,411
Net asset value per share of common stock at end of period	$15.80	$15.98

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$51,032	$37,336	$140,917	$100,079	$140,560
Paid-in-kind interest income	6,608	6,876	15,736	16,095	22,737
Fee income	2,447	4,542	4,744	8,045	9,019
Dividend income	82	57	82	103	103
Non-controlled, affiliated investments
Paid-in-kind interest income	2,471	1,174	5,953	3,493	6,204
Interest income	1,341	1,949	5,549	4,517	5,865
Dividend income	13	13	3,946	66	79
Fee income	35	19	2,432	525	525
Controlled investments
Interest income	1,413	2,197	5,304	6,066	6,049
Dividend income	—	—	4,250	—	1,275
Fee income	1,050	—	1,050	—	—
Paid-in-kind interest income	1,048	—	1,048	409	2,482
Total investment income	67,540	54,163	191,011	139,398	194,898
Operating expenses
Management fees	6,741	6,942	19,963	20,436	27,361
Administrative services expense	996	733	2,743	2,234	3,348
Subordinated incentive fee on income	6,362	5,421	17,662	13,645	18,710
General and administrative	1,931	2,027	5,960	5,961	7,278
Interest expense	21,757	13,469	61,533	32,769	49,624
Total operating expenses	37,787	28,592	107,861	75,045	106,321
Net investment income before taxes	29,753	25,571	83,150	64,353	88,577
Income tax (benefit) expense, including excise tax	(237)	14	(114)	25	372
Net investment income after taxes	29,990	25,557	83,264	64,328	88,205
Realized and unrealized gains (losses)
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	(8,123)	4,267	(31,576)	4,475	(11,217)
Non-controlled, affiliated investments	—	(21,433)	—	(21,530)	(21,530)
Foreign currency	—	(3)	—	(3)	(3)
Net realized losses	(8,123)	(17,169)	(31,576)	(17,058)	(32,750)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	26,298	(669)	8,608	(25,646)	(19,807)
Non-controlled, affiliated investments	559	18,966	(9,136)	13,609	13,523
Controlled investments	(1,251)	7,298	(6,838)	5,373	970
Net change in unrealized appreciation (depreciation)	25,606	25,595	(7,366)	(6,664)	(5,314)
Net realized and unrealized gains (losses)	17,483	8,426	(38,942)	(23,722)	(38,064)
Net increase in net assets resulting from operations	$47,473	$33,983	$44,322	$40,606	$50,141
Per share information—basic and diluted
Net increase in net assets per share resulting from operations	$0.87	$0.60	$0.81	$0.71	$0.89
Net investment income per share	$0.55	$0.45	$1.52	$1.13	$1.56
Weighted average shares of common stock outstanding	54,561,367	56,816,992	54,817,855	56,910,773	56,556,510
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$29,990	$25,557	$83,264	$64,328	$88,205
Net realized loss on investments	(8,123)	(17,166)	(31,576)	(17,055)	(32,747)
Net realized loss on foreign currency	—	(3)	—	(3)	(3)
Net change in unrealized appreciation (depreciation) on investments	25,606	25,595	(7,366)	(6,664)	(5,314)
Net increase in net assets resulting from operations	47,473	33,983	44,322	40,606	50,141
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(21,276)	(17,604)	(58,577)	(49,501)	(81,575)
Net decrease in net assets resulting from shareholders' distributions	(21,276)	(17,604)	(58,577)	(49,501)	(81,575)
Changes in net assets from capital share transactions:
Repurchase of common stock	(1,801)	(6,711)	(8,619)	(6,711)	(15,444)
Net decrease in net assets resulting from capital share transactions	(1,801)	(6,711)	(8,619)	(6,711)	(15,444)

Total increase (decrease) in net assets	24,396	9,668	(22,874)	(15,606)	(46,878)
Net assets at beginning of period	836,364	905,238	883,634	930,512	930,512
Net assets at end of period	$860,760	$914,906	$860,760	$914,906	$883,634
Net asset value per share of common stock at end of period	$15.80	$16.26	$15.80	$16.26	$15.98
Shares of common stock outstanding at end of period	54,464,804	56,262,964	54,464,804	56,262,964	55,299,484
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net increase in net assets resulting from operations	$47,473	$33,983	$44,322	$40,606	$50,141
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net accretion of discount on investments	(3,899)	(4,191)	(10,842)	(9,165)	(11,032)
Proceeds from principal repayment of investments	94,454	143,291	204,725	305,001	407,174
Purchase of investments	(103,044)	(141,276)	(195,977)	(452,323)	(550,538)
Paid-in-kind interest and dividends capitalized	(10,125)	(8,049)	(22,736)	(19,997)	(31,446)
(Increase) decrease in short term investments, net	(16,164)	4,540	(106,065)	78,112	77,048
Proceeds from sale of investments	1,920	11,581	12,521	20,456	62,586
Net realized loss on investments	8,123	17,166	31,576	17,055	32,747
Net change in unrealized (appreciation) depreciation on investments	(25,606)	(25,595)	7,366	6,664	5,314
Amortization of debt issuance costs	975	835	2,871	2,339	3,175
(Increase) decrease in interest receivable on investments	(9,253)	(4,077)	(19,267)	(4,239)	(2,821)
(Increase) decrease in dividends receivable on investments	(82)	—	1,193	—	(1,275)
(Increase) decrease in receivable due on investments sold and repaid	(1,649)	(4,433)	(1,630)	(4,292)	1,838
(Increase) decrease in prepaid expenses and other assets	(944)	1,271	(727)	(375)	(359)
Increase (decrease) in payable for investments purchased	9,663	(11,635)	9,663	(11,327)	(11,327)
Increase (decrease) in accounts payable and accrued expenses	166	659	498	(69)	(910)
Increase (decrease) in interest payable	(945)	(460)	(582)	804	3,481
Increase (decrease) in accrued management fees	195	104	(183)	270	251
Increase (decrease) in accrued administrative services expense	490	74	(639)	(991)	108
Increase (decrease) in subordinated incentive fee on income payable	1,395	1,330	1,297	1,479	1,123
Increase (decrease) in share repurchase payable	—	316	67	316	—
Net cash (used in) provided by operating activities	(6,857)	15,434	(42,549)	(29,676)	35,278
Financing activities:
Repurchase of common stock	(1,801)	(6,711)	(8,619)	(6,711)	(15,444)
Shareholders' distributions paid	(18,552)	(17,604)	(70,784)	(49,501)	(66,644)
Repayments under financing arrangements	—	—	(52,500)	—	—
Borrowings under financing arrangements	22,500	10,000	103,212	127,500	127,500
Debt issuance costs paid	—	—	(4,694)	(1,725)	(1,725)
Net cash provided by (used in) financing activities	2,147	(14,315)	(33,385)	69,563	43,687
Net (decrease) increase in cash	(4,710)	1,119	(75,934)	39,887	78,965
Cash, beginning of period	11,515	42,542	82,739	3,774	3,774
Cash, end of period	$6,805	$43,661	$6,805	$43,661	$82,739

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,720	$13,080	$59,218	$29,591	$42,930
Supplemental non-cash financing activities:
Restructuring of portfolio investment	$25,701	$45,162	$105,060	$45,162	$50,554
Cash interest receivable exchanged for additional securities	$2,396	$—	$4,661	$—	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 172.1%
Adapt Laser Acquisition, Inc.(s)(w)	S+1100, 1.00% SOFR Floor	12/31/2025	Capital Equipment	$10,930	$10,930	$11,149
Adapt Laser Acquisition, Inc.(s)(w)	S+1100, 1.00% SOFR Floor	12/31/2025	Capital Equipment	2,101	2,101	2,072
Afore Insurance Services, LLC(m)(q)(w)	S+600, 1.00% SOFR Floor	3/24/2025	Banking, Finance, Insurance & Real Estate	4,583	4,583	4,578
AHF Parent Holding, Inc.(n)(w)	S+625, 0.75% SOFR Floor	2/1/2028	Construction & Building	2,775	2,732	2,696
Allen Media, LLC(n)(w)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,795	8,738	8,553
ALM Media, LLC(m)(n)(w)	S+600, 1.00% SOFR Floor	11/25/2024	Media: Advertising, Printing & Publishing	16,250	16,168	16,250
American Clinical Solutions LLC(m)(s)	Prime+700	6/30/2025	Healthcare & Pharmaceuticals	5,726	5,726	5,583
American Health Staffing Group, Inc.(m)(u)	S+600, 1.00% SOFR Floor	11/19/2026	Services: Business	16,417	16,308	16,417
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	3,333	(21)	—
American Teleconferencing Services, Ltd.(p)	Prime+550	4/7/2023	Telecommunications	3,116	3,116	140
American Teleconferencing Services, Ltd.(o)	0.00% Unfunded	4/7/2023	Telecommunications	235	—	—
Ancile Solutions, Inc.(m)(s)(w)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	11,281	11,064	11,155
Anthem Sports & Entertainment Inc.(m)(s)(w)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	39,135	39,001	36,689
Anthem Sports & Entertainment Inc.(s)(w)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	3,163	3,163	2,966
Anthem Sports & Entertainment Inc.	0.50% Unfunded	11/15/2026	Media: Diversified & Production	167	—	(10)
Appalachian Resource Company, LLC(v)	S+500, 1.00% SOFR Floor	9/30/2024	Metals & Mining	11,137	11,121	10,733
Appalachian Resource Company, LLC(v)	S+1000, 1.00% SOFR Floor	9/15/2024	Metals & Mining	5,000	5,000	5,000
Archer Systems, LLC(m)(w)	S+600, 1.00% SOFR Floor	8/11/2027	Services: Business	18,836	18,680	18,906
Archer Systems, LLC	0.50% Unfunded	8/11/2027	Services: Business	1,905	(15)	7
Associated Asphalt Partners, LLC(m)(n)(u)	L+525, 1.00% LIBOR Floor	4/5/2024	Construction & Building	14,135	14,065	12,492
Atlas Supply LLC	11.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	4,938
Avison Young (USA) Inc.(m)(w)	S+650, 0.00% SOFR Floor	1/31/2026	Banking, Finance, Insurance & Real Estate	11,131	8,414	8,682
BDS Solutions Intermediateco, LLC(m)(w)	S+700, 1.00% SOFR Floor	2/7/2027	Services: Business	19,942	19,666	19,568
BDS Solutions Intermediateco, LLC(w)	S+700, 1.00% SOFR Floor	2/7/2027	Services: Business	1,429	1,333	1,402
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	3,333	—	(63)
Berlitz Holdings, Inc.(v)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	13,800	13,249	13,002
Bradshaw International Parent Corp.(m)(v)	S+575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,899	12,656	12,673
Bradshaw International Parent Corp.	0.50% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(29)	(32)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cabi, LLC(m)(v)	S+450, 2.00% SOFR Floor	2/28/2027	Retail	20,977	20,738	20,688
Cadence Aerospace, LLC(m)(n)(w)	S+650, 1.00% SOFR Floor	11/14/2024	Aerospace & Defense	12,697	12,663	12,681
Carestream Health, Inc.(n)(q)(w)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	11,481	10,415	11,423
Celerity Acquisition Holdings, LLC(m)(w)	S+850, 1.00% SOFR Floor	5/28/2026	Services: Business	15,963	15,940	15,963
Cennox, Inc.(m)(s)(w)	S+625, 1.00% SOFR Floor	5/4/2026	Services: Business	22,462	22,462	22,406
Cennox, Inc.(m)(n)(s)(w)	S+625, 1.00% SOFR Floor	5/4/2026	Services: Business	11,668	11,664	11,639
Cennox, Inc.(s)(w)	S+625, 1.00% SOFR Floor	5/4/2026	Services: Business	2,987	2,987	2,980
Cennox, Inc.	1.00% Unfunded	11/22/2023	Services: Business	7,193	(41)	(18)
CION/EagleTree Partners, LLC(h)(r)(s)	14.00%	12/21/2026	Diversified Financials	54,827	54,827	54,827
Community Tree Service, LLC(m)(w)	S+1100, 1.00% SOFR Floor	6/17/2027	Construction & Building	11,482	11,482	11,453
Country Fresh Holdings, LLC(p)(w)	Prime+600	4/30/2024	Beverage, Food & Tobacco	844	645	36
Country Fresh Holdings, LLC(p)(w)	Prime+600	4/30/2024	Beverage, Food & Tobacco	342	268	15
Coyote Buyer, LLC(m)(n)(w)	S+600, 1.00% SOFR Floor	2/6/2026	Chemicals, Plastics & Rubber	33,775	33,650	33,522
Coyote Buyer, LLC(n)(w)	S+800, 1.00% SOFR Floor	8/6/2026	Chemicals, Plastics & Rubber	6,078	6,009	6,078
Coyote Buyer, LLC(w)	S+600, 1.00% SOFR Floor	2/6/2025	Chemicals, Plastics & Rubber	1,750	1,750	1,737
Coyote Buyer, LLC	0.50% Unfunded	2/6/2025	Chemicals, Plastics & Rubber	750	—	(6)
Critical Nurse Staffing, LLC(m)(w)	S+575, 1.00% SOFR Floor	11/1/2026	Healthcare & Pharmaceuticals	12,830	12,830	12,830
Critical Nurse Staffing, LLC(m)(w)	S+575, 1.00% SOFR Floor	11/1/2026	Healthcare & Pharmaceuticals	991	991	991
Critical Nurse Staffing, LLC	1.00% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	4,899	—	—
Critical Nurse Staffing, LLC	0.50% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	1,000	—	—
David's Bridal, LLC(m)(r)(s)(u)(w)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	22,050	22,050	22,050
Deluxe Entertainment Services, Inc.(m)(p)(q)(s)(w)	Prime+550	3/25/2024	Media: Diversified & Production	2,613	2,542	85
Dermcare Management, LLC(m)(v)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,285	9,128	9,285
Dermcare Management, LLC(m)(v)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	3,514	3,440	3,514
Dermcare Management, LLC (v)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	896	896	896
Dermcare Management, LLC	0.50% Unfunded	10/22/2023	Healthcare & Pharmaceuticals	698	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Dermcare Management, LLC	0.50% Unfunded	4/22/2028	Healthcare & Pharmaceuticals	448	—	—
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(w)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,888	2,842	2,772
Entertainment Studios P&A LLC(m)(w)	S+900, 1.00% SOFR Floor	9/28/2027	Media: Diversified & Production	22,665	22,583	22,381
Entertainment Studios P&A LLC(j)	5.00%	5/18/2037	Media: Diversified & Production	—	—	776
ESP Associates, Inc.(m)(w)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	8,684	8,513	8,511
ESP Associates, Inc.	0.50% Unfunded	7/24/2028	Construction & Building	1,316	(26)	(26)
Flatworld Intermediate Corp.(n)(w)	S+700, 1.00% SOFR Floor	10/3/2027	Services: Business	23,271	23,271	23,271
Flatworld Intermediate Corp.	0.50% Unfunded	10/3/2027	Services: Business	5,865	—	—
Fluid Control II Inc.(m)(w)	S+650, 1.00% SOFR Floor	8/3/2029	Chemicals, Plastics & Rubber	13,235	13,235	13,235
Fluid Control II Inc.	0.50% Unfunded	8/3/2029	Chemicals, Plastics & Rubber	1,765	—	—
FuseFX, LLC(m)(n)(s)(v)	S+600, 1.00% SOFR Floor	4/1/2025	Media: Diversified & Production	19,669	19,599	19,104
Future Pak, LLC(m)(v)	S+900, 4.00% SOFR Floor	9/22/2026	Healthcare & Pharmaceuticals	19,553	19,553	19,553
Gold Medal Holdings, Inc.(m)(v)	S+700, 1.00% SOFR Floor	3/17/2027	Environmental Industries	15,375	15,250	15,375
GSC Technologies Inc.(q)(v)	S+500, 1.00% SOFR Floor	9/30/2025	Chemicals, Plastics & Rubber	2,398	2,336	2,197
GSC Technologies Inc.(q)(s)(v)	S+500, 1.00% SOFR Floor	9/30/2025	Chemicals, Plastics & Rubber	982	957	883
H.W. Lochner, Inc.(m)(w)	S+675, 1.00% SOFR Floor	7/2/2027	Construction & Building	10,347	10,075	10,347
H.W. Lochner, Inc.(m)(w)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	8,783	8,724	8,739
H.W. Lochner, Inc.(w)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	975	965	970
H.W. Lochner, Inc.	0.50% Unfunded	7/2/2027	Construction & Building	25	—	—
Harland Clarke Holdings Corp.(m)(w)	S+775, 1.00% SOFR Floor	6/16/2026	Media: Advertising, Printing & Publishing	9,186	9,181	8,853
Heritage Power, LLC	Prime+500	7/30/2026	Energy: Oil & Gas	13,662	8,033	7,492
Hilliard, Martinez & Gonzales, LLP(m)(s)(v)	S+1200, 2.00% SOFR Floor	9/16/2024	Services: Consumer	24,769	24,756	24,552
Hollander Intermediate LLC(m)(v)	S+875, 2.00% SOFR Floor	9/19/2026	Consumer Goods: Durable	17,031	16,648	16,605
Homer City Generation, L.P.(m)(p)(s)	15.00%	10/16/2023	Energy: Oil & Gas	12,919	12,024	8,559
Homer City Generation, L.P.(s)	17.00%	10/16/2023	Energy: Oil & Gas	1,265	1,265	1,265
Homer City Generation, L.P.(o)	0.00% Unfunded	10/16/2023	Energy: Oil & Gas	800	—	—
Hudson Hospital Opco, LLC(m)(n)(v)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	2,186	2,143	2,158
HUMC Holdco, LLC(m)(v)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	7,805	7,805	7,805
HW Acquisition, LLC(m)	Prime+500	9/28/2026	Capital Equipment	18,781	18,656	15,212
HW Acquisition, LLC	Prime+500	9/28/2026	Capital Equipment	1,919	1,919	1,555
HW Acquisition, LLC	0.50% Unfunded	9/28/2026	Capital Equipment	1,014	(18)	(193)
ICA Foam Holdings, LLC(m)(w)	S+725, 1.00% SOFR Floor	11/5/2025	Containers, Packaging & Glass	19,800	19,516	19,404
IJKG Opco LLC(m)(n)(v)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	1,457	1,429	1,439
Inotiv, Inc.(m)(x)	S+675, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	16,376	16,166	15,803
Instant Web, LLC(q)(s)(v)	S+700, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	43,583	43,583	27,621
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Instant Web, LLC(q)(s)(v)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	2,822	2,822	2,751
Instant Web, LLC(q)(s)	Prime+375, 4.00% Prime Floor	2/25/2027	Media: Advertising, Printing & Publishing	482	482	495
Instant Web, LLC(q)(s)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	325	325	316
Instant Web, LLC(q)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	2,921	—	(73)
Invincible Boat Company LLC(m)(w)	S+650, 1.50% SOFR Floor	8/28/2025	Consumer Goods: Durable	13,536	13,469	13,536
Invincible Boat Company LLC(w)	S+650, 1.50% SOFR Floor	8/28/2025	Consumer Goods: Durable	239	239	239
Invincible Boat Company LLC	0.50% Unfunded	8/28/2025	Consumer Goods: Durable	559	—	—
INW Manufacturing, LLC(n)(w)	S+575, 0.75% SOFR Floor	3/25/2027	Services: Business	18,000	17,642	16,583
Ironhorse Purchaser, LLC(n)(w)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	7,071	7,011	7,107
Ironhorse Purchaser, LLC(w)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	2,026	2,010	2,036
Ironhorse Purchaser, LLC(w)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	517	510	517
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	299	—	—
Isagenix International, LLC(q)(s)(w)	S+550, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	8,407	8,407	8,386
Jenny C Acquisition, Inc.(p)(w)	S+900, 1.75% SOFR Floor	10/1/2024	Services: Consumer	11,789	—	—
Jenny C Acquisition, Inc.(p)(v)	S+900, 1.75% SOFR Floor	10/1/2024	Services: Consumer	534	534	131
JP Intermediate B, LLC(m)(w)	S+550, 1.00% SOFR Floor	11/20/2027	Beverage, Food & Tobacco	14,219	12,592	11,162
K&N Parent, Inc.(m)(s)(v)	S+525, 1.00% SOFR Floor	8/14/2027	Consumer Goods: Durable	5,441	5,441	5,278
K&N Parent, Inc.(m)(v)	S+800, 1.00% SOFR Floor	2/14/2027	Consumer Goods: Durable	4,241	4,104	4,358
Klein Hersh, LLC(m)(s)(v)	S+1120, 0.50% SOFR Floor	4/27/2027	Services: Business	21,255	21,255	21,202
KNB Holdings Corp.(m)(p)(u)	L+550, 1.00% LIBOR Floor	4/26/2024	Consumer Goods: Durable	7,634	7,387	305
LAV Gear Holdings, Inc.(m)(n)(w)	S+628, 1.00% SOFR Floor	10/31/2024	Services: Business	27,656	27,521	27,669
LAV Gear Holdings, Inc.(m)(n)(w)	S+628, 1.00% SOFR Floor	10/31/2024	Services: Business	4,537	4,523	4,543
LGC US Finco, LLC(m)(v)	S+650, 1.00% SOFR Floor	12/20/2025	Capital Equipment	11,287	11,094	11,287
Lift Brands, Inc.(m)(n)(q)(v)	S+750, 1.00% SOFR Floor	6/29/2025	Services: Consumer	23,110	23,110	23,110
Lift Brands, Inc.(m)(n)(q)(s)	9.50%	6/29/2025	Services: Consumer	5,915	5,867	5,575
Lift Brands, Inc.(m)(n)(q)(s)	9.50%	6/29/2025	Services: Consumer	6,760	6,474	6,236
MacNeill Pride Group Corp.(m)(w)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	17,095	17,025	17,009
MacNeill Pride Group Corp.(m)(w)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	6,310	6,275	6,278
MacNeill Pride Group Corp.	1.00% Unfunded	4/30/2024	Services: Consumer	2,017	(12)	(10)
Manus Bio Inc.	13.00%	8/20/2026	Healthcare & Pharmaceuticals	12,444	12,383	12,444
Medplast Holdings, Inc.(v)	S+375, 0.00% SOFR Floor	7/2/2025	Healthcare & Pharmaceuticals	4,974	4,791	4,893
Mimeo.com, Inc.(m)(w)	L+660, 1.00% LIBOR Floor	12/21/2024	Media: Advertising, Printing & Publishing	21,811	21,811	21,702
Mimeo.com, Inc.(w)	L+660, 1.00% LIBOR Floor	12/21/2024	Media: Advertising, Printing & Publishing	3,756	3,756	3,737
Mimeo.com, Inc.	1.00% Unfunded	12/21/2024	Media: Advertising, Printing & Publishing	1,500	—	(8)
Moss Holding Company(m)(n)(w)	S+625, 1.00% SOFR Floor	4/17/2024	Services: Business	19,425	19,392	19,230
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Moss Holding Company	6.25% Unfunded	4/17/2024	Services: Business	106	—	(1)
Moss Holding Company	0.50% Unfunded	4/17/2024	Services: Business	2,126	—	(21)
NewsCycle Solutions, Inc.(m)(n)(w)	S+700, 1.00% SOFR Floor	12/29/2023	Media: Advertising, Printing & Publishing	12,349	12,347	12,380
NWN Parent Holdings LLC(m)(w)	S+900, 1.00% SOFR Floor	5/7/2026	High Tech Industries	12,604	12,539	12,541
NWN Parent Holdings LLC	0.50% Unfunded	5/7/2026	High Tech Industries	1,800	(13)	(9)
OpCo Borrower, LLC(m)(w)	S+650, 1.00% SOFR Floor	8/19/2027	Healthcare & Pharmaceuticals	10,827	10,731	10,935
OpCo Borrower, LLC	0.50% Unfunded	8/19/2027	Healthcare & Pharmaceuticals	1,042	—	10
Optio Rx, LLC(m)(n)(v)	L+700, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	15,585	15,566	15,526
Optio Rx, LLC(n)(v)	L+1000, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	2,515	2,509	2,562
Pentec Acquisition Corp.(m)(v)	S+600, 1.00% SOFR Floor	10/8/2026	Healthcare & Pharmaceuticals	24,563	24,405	24,563
PH Beauty Holdings III. Inc.(m)(w)	S+500, 0.00% SOFR Floor	9/28/2025	Consumer Goods: Non-Durable	9,500	9,218	8,859
Playboy Enterprises, Inc.(h)(n)(x)	S+425, 0.50% SOFR Floor	5/25/2027	Consumer Goods: Non-Durable	19,527	19,195	19,038
PRA Acquisition, LLC(n)(w)	S+650, 1.00% SOFR Floor	5/12/2028	Hotel, Gaming & Leisure	19,950	19,950	19,950
Project Castle, Inc.(m)(w)	S+550, 0.50% SOFR Floor	6/1/2029	Capital Equipment	7,910	7,183	7,060
R. R. Donnelley & Sons Company	S+725, 0.75% SOFR Floor	3/22/2028	Media: Advertising, Printing & Publishing	12,007	11,975	12,029
RA Outdoors, LLC(m)(w)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	10,979	10,979	10,979
RA Outdoors, LLC(w)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	415	414	415
RA Outdoors, LLC	0.50% Unfunded	4/8/2026	Media: Diversified & Production	635	(86)	—
Retail Services WIS Corp.(m)(w)	S+835, 1.00% SOFR Floor	5/20/2025	Services: Business	9,172	9,039	9,160
Robert C. Hilliard, L.L.P.(m)(s)(v)	S+1200, 2.00% SOFR Floor	9/16/2024	Services: Consumer	2,062	2,062	2,044
Rogers Mechanical Contractors, LLC(m)(s)(x)	S+800, 1.00% SOFR Floor	9/9/2025	Construction & Building	15,103	15,103	15,046
Rogers Mechanical Contractors, LLC(m)(s)(x)	S+800, 1.00% SOFR Floor	9/9/2025	Construction & Building	890	890	887
Rogers Mechanical Contractors, LLC	0.75% Unfunded	9/9/2025	Construction & Building	2,407	—	(9)
RumbleOn, Inc.(m)(s)(w)	S+875, 1.00% SOFR Floor	8/31/2026	Automotive	10,881	10,342	10,391
RumbleOn, Inc.(m)(s)(w)	S+875, 1.00% SOFR Floor	8/31/2026	Automotive	4,003	3,978	3,823
Securus Technologies Holdings, Inc.(m)(u)	L+450, 1.00% LIBOR Floor	11/1/2024	Telecommunications	3,837	3,536	3,837
Sequoia Healthcare Management, LLC(m)(n)	12.75%	11/4/2023	Healthcare & Pharmaceuticals	8,525	8,510	7,758
Service Compression, LLC(m)(s)(v)	S+1000, 1.00% SOFR Floor	5/6/2027	Energy: Oil & Gas	23,325	23,020	25,541
Service Compression, LLC(m)(s)(v)	S+1000, 1.00% SOFR Floor	5/6/2027	Energy: Oil & Gas	7,000	6,908	7,665
Service Compression, LLC	0.50% Unfunded	5/6/2025	Energy: Oil & Gas	419	—	40
Sleep Opco, LLC(m)(w)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	13,670	13,501	13,601
Sleep Opco, LLC(m)(w)	S+700, 1.00% SOFR Floor	10/12/2026	Retail	398	386	402
Sleep Opco, LLC	0.50% Unfunded	10/12/2026	Retail	1,750	(21)	(9)
Spinal USA, Inc. / Precision Medical Inc.(s)(u)	L+950	11/29/2024	Healthcare & Pharmaceuticals	14,881	14,877	8,259
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc.(s)(u)	L+950	11/29/2024	Healthcare & Pharmaceuticals	1,322	1,322	688
Spinal USA, Inc. / Precision Medical Inc.(s)(u)	L+950	11/29/2024	Healthcare & Pharmaceuticals	850	816	442
Spinal USA, Inc. / Precision Medical Inc.(s)(u)	L+950	11/29/2024	Healthcare & Pharmaceuticals	807	807	420
Spinal USA, Inc. / Precision Medical Inc.(s)(u)	L+950	11/29/2024	Healthcare & Pharmaceuticals	673	647	377
Spinal USA, Inc. / Precision Medical Inc.(s)(u)	L+950	11/29/2024	Healthcare & Pharmaceuticals	615	615	621
STATinMED, LLC(q)(s)(v)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	10,285	10,285	10,105
Stengel Hill Architecture, LLC(n)(w)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	15,000	15,000	15,000
Thrill Holdings LLC(m)(v)	S+650, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	20,084	20,084	20,358
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	52
Thrill Holdings LLC	1.00% Unfunded	5/27/2024	Media: Diversified & Production	3,261	—	98
Trademark Global, LLC(m)(s)(v)	S+750, 1.00% SOFR Floor	7/30/2024	Consumer Goods: Non-Durable	15,662	15,645	15,192
Trammell, P.C.(s)(v)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	14,445	14,445	14,445
TMK Hawk Parent, Corp.(w)	S+350, 1.00% SOFR Floor	8/28/2024	Services: Business	7,322	5,030	6,708
TMK Hawk Parent, Corp.(w)	S+350, 1.00% SOFR Floor	8/28/2024	Services: Business	3,084	2,153	2,826
USALCO, LLC(m)(v)	S+600, 1.00% SOFR Floor	10/19/2027	Chemicals, Plastics & Rubber	24,563	24,383	24,532
Williams Industrial Services Group, Inc.(n)(p)(s)(w)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	2,300	2,300	1,150
Williams Industrial Services Group, Inc.(s)(p)(w)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	428	428	214
Wok Holdings Inc.(m)(v)	S+625, 0.00% SOFR Floor	3/1/2026	Beverage, Food & Tobacco	24,909	24,302	23,841
WorkGenius, Inc.(m)(w)	S+750, 0.50% SOFR Floor	6/7/2027	Services: Business	13,359	13,359	13,359
WorkGenius, Inc.(w)	S+750, 0.50% SOFR Floor	6/7/2027	Services: Business	750	738	750
Xenon Arc, Inc.(m)(w)	S+525, 0.75% SOFR Floor	12/17/2027	High Tech Industries	3,885	3,852	3,885
Yak Access, LLC(m)(n)(w)	S+640, 1.00% SOFR Floor	3/10/2028	Construction & Building	16,320	14,872	16,320
Total Senior Secured First Lien Debt					1,529,434	1,481,498
Senior Secured Second Lien Debt - 4.2%
Global Tel*Link Corp.(n)(w)	S+1000, 0.00% SOFR Floor	11/29/2026	Telecommunications	11,500	11,398	11,428
OpCo Borrower, LLC(m)	12.50%	2/19/2028	Healthcare & Pharmaceuticals	12,500	11,762	11,719
RA Outdoors, LLC(m)(w)	S+900, 1.00% SOFR Floor	10/8/2026	Media: Diversified & Production	1,813	1,813	1,825
Securus Technologies Holdings, Inc.(u)	L+825, 1.00% LIBOR Floor	11/1/2025	Telecommunications	2,942	2,932	2,906
TMK Hawk Parent, Corp.(w)	S+800, 1.00% SOFR Floor	9/26/2025	Services: Business	13,393	13,291	8,236
Total Senior Secured Second Lien Debt					41,196	36,114
Collateralized Securities and Structured Products - Equity - 0.1%
APIDOS CLO XVI Subordinated Notes(g)(h)	0.00% Estimated Yield	1/19/2025	Diversified Financials	9,000	1,217	18
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)	19.30% Estimated Yield	4/15/2025	Diversified Financials	4,000	1,207	1,206
Total Collateralized Securities and Structured Products - Equity					2,424	1,224
Unsecured Debt - 1.7%
Lucky Bucks Holdings LLC(p)(s)	12.50%	5/29/2028	Hotel, Gaming & Leisure	25,064	22,860	4,198
Macquarie Capital Funding LLC(i)(p)(t)	L+750, 0.75% LIBOR Floor	7/30/2027	Hotel, Gaming & Leisure	10,500	4,200	3,010
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
WPLM Acquisition Corp.(s)	15.00%	11/24/2025	Media: Advertising, Printing & Publishing	7,623	7,580	7,423
Total Unsecured Debt					34,640	14,631
Equity - 22.6%
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(q)			Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(o)			Energy: Oil & Gas	511,255 Units	1,642	777
Carestream Health Holdings, Inc., Common Stock(o)(q)			Healthcare & Pharmaceuticals	613,262 Units	21,758	20,943
CF Arch Holdings LLC, Class A Units(o)			Services: Business	380,952 Units	381	640
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(r)			Diversified Financials	22,072,841 Units	22,073	25,042
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(o)(r)			Diversified Financials	NA	—	—
David's Bridal Holdings, LLC, Preferred Units(o)(r)			Retail	1,000 Units	10,820	10,498
David's Bridal Holdings, LLC, Common Units(o)(r)			Retail	900,000 Units	23,130	22,338
FWS Parent Holdings, LLC, Class A Membership Interests(o)			Services: Business	35,242 Units	800	430
GSC Technologies Inc., Common Shares(o)(q)			Chemicals, Plastics & Rubber	807,268 Units	—	323
IPP Buyer Holdings, LLC, Class A Units(o)(q)			Retail	8,888,354 Units	10,740	11,733
Instant Web Holdings, LLC, Class A Common Units(o)(q)			Media: Advertising, Printing & Publishing	10,819 Units	—	—
Isagenix Worldwide, Inc., Common Shares(o)(q)			Beverage, Food & Tobacco	601,941 Units	8,987	8,974
K&N Holdco, LLC, Membership Units(o)			Consumer Goods: Durable	458,364 Units	8,356	5,989
Language Education Holdings GP LLC, Common Units(o)			Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(o)			Services: Business	366,667 Units	825	1,382
Longview Intermediate Holdings C, LLC, Membership Units(q)			Energy: Oil & Gas	653,989 Units	2,704	21,863
Mount Logan Capital Inc., Common Stock(f)(h)(q)			Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	1,865
New Giving Acquisition, Inc., Warrants(o)		8/19/2029	Healthcare & Pharmaceuticals	4,630 Units	633	2,016
NS NWN Acquisition, LLC, Class A Preferred Units(o)			High Tech Industries	111 Units	110	2,604
NS NWN Acquisition, LLC, Common Equity(o)			High Tech Industries	346 Units	393	—
NS NWN Holdco LLC, Non-Voting Units(o)			High Tech Industries	522 Units	504	574
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(o)			Consumer Goods: Durable	1,575 Units	1,000	939
Palmetto Clean Technology, Inc., Warrants(o)			High Tech Industries	724,112 Units	471	3,012
RumbleOn, Inc., Warrants(o)		8/14/2028	Automotive	60,606 Units	378	257
Service Compression, LLC, Warrants(o)			Energy: Oil & Gas	N/A	509	635
Snap Fitness Holdings, Inc., Class A Common Stock(o)(q)			Services: Consumer	9,858 Units	3,078	4,579
Snap Fitness Holdings, Inc., Warrants(o)(q)			Services: Consumer	3,996 Units	1,247	1,856
SRA Holdings, LLC, Membership Units(o)(q)			Banking, Finance, Insurance & Real Estate	224,865 Units	23,611	23,000
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2023
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
STATinMed Parent, LLC, Class A Preferred Units(o)(q)		Healthcare & Pharmaceuticals	6,182 Units	6,182	2,793
STATinMed Parent, LLC, Class B Preferred Units(o)(q)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
URS Topco, LLC, Common Equity(o)		Transportation: Cargo	430,540 Units	9,669	12,163
WorkGenius, LLC, Class A Units(o)		Services: Business	500 Units	500	394
Yak Holding II, LLC, Series A Preferred Units(o)		Construction & Building	4,000,000 Units	2,000	4,000
Yak Holding II, LLC, Series B-1 Preferred Units(o)		Construction & Building	1,966,018 Units	1,966	1,986
Yak Holding II, LLC, Series A Common Units(o)		Construction & Building	127,419 Units	—	871
Total Equity				171,194	194,476
Short Term Investments - 13.6%(k)
First American Treasury Obligations Fund, Class Z Shares	5.22%(l)			116,934	116,934
Total Short Term Investments				116,934	116,934
TOTAL INVESTMENTS - 214.3%				$1,895,822	1,844,877
LIABILITIES IN EXCESS OF OTHER ASSETS - (114.3)%					(984,117)
NET ASSETS - 100.0%					$860,760
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note s. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual Secured Overnight Financing Rate, or SOFR, rate for each loan listed may not be the applicable SOFR rate as of September 30, 2023, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to September 30, 2023. The actual London Interbank Offered Rate, or LIBOR, rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2023, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2023.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2023, 94.5% of the Company’s total assets represented qualifying assets.
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
l.7-day effective yield as of September 30, 2023.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of September 30, 2023 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of September 30, 2023 (see Note 8).
o.Non-income producing security.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2023
(in thousands)
p.Investment or a portion thereof was on non-accrual status as of September 30, 2023.
q.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2022 and September 30, 2023, along with transactions during the nine months ended September 30, 2023 in these affiliated investments, were as follows:

		Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2023
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2022	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2023	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Afore Insurance Services, LLC
First Lien Term Loan	$—	$4,583	$—	$(5)	$4,578	$—	$270	$—	$—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	25	—
Carestream Health, Inc.
First Lien Term Loan	7,539	2,934	(115)	1,065	11,423	—	950	—	—
Carestream Health Holdings Inc.
Common Shares	21,544	—	—	(601)	20,943	—	—	—	—
DESG Holdings, Inc.
First Lien Term Loan	246	—	(82)	(79)	85	—	—	—	—
GSC Technologies Inc.
Incremental Term Loan	154	6	(160)	—	—	—	11	—	—
First Lien Term Loan A	2,064	20	(6)	119	2,197	—	206	—	—
First Lien Term Loan B	388	75	—	420	883	—	82	—	—
Common Shares	—	—	—	323	323	—	—	—	—
Instant Web, LLC
Revolving Loan	321	2,501	—	(71)	2,751	—	159	—	—
Priming Term Loan	469	24	—	2	495	—	42	—	—
First Lien Term Loan	28,167	3,781	—	(4,327)	27,621	—	3,786	—	—
First Lien Delayed Draw Term Loan	—	324	—	(81)	243	—	15	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—	—
IPP Buyer Holdings, LLC
Class A Units	—	10,740	—	993	11,733	—	—	—	—
Isagenix International, LLC
First Lien Term Loan	—	8,407	—	(21)	8,386	—	416	—	477
Isagenix Worldwide, Inc.
Common Shares	—	8,987	—	(13)	8,974	—	—	—	—
Lift Brands, Inc.
Term Loan A	23,287	—	(177)	—	23,110	—	2,201	—	64
Term Loan B	5,154	377	—	44	5,575	—	424	—	—
Term Loan C	4,732	1,527	—	(23)	6,236	—	542	—	1,891
Longview Intermediate Holdings C, LLC
Membership Units	23,995	—	—	(2,132)	21,863	—	—	3,881	—
Longview Power, LLC
First Lien Term Loan	2,348	6	(1,396)	(958)	—	—	1,306	—	—
Mount Logan Capital Inc.
Common Stock	2,341	—	—	(476)	1,865	—	—	40	—
Snap Fitness Holdings, Inc.
Class A Stock	5,123	—	—	(544)	4,579	—	—	—	—
Warrants	2,077	—	—	(221)	1,856	—	—	—	—
SRA Holdings, LLC
Membership Units	—	23,611	—	(611)	23,000	—	—	—	—
STATinMED, LLC
First Lien Term Loan	9,107	1,063	—	(65)	10,105	—	1,082	—	—
Delayed Draw First Lien Term Loan	156	6	(159)	(3)	—	—	10	—	—
STATinMed Parent, LLC
Class A Preferred Units	4,530	—	—	(1,737)	2,793	—	—	—	—
Class B Preferred Units	134	—	—	(134)	—	—	—	—	—
Totals	$143,876	$68,972	$(2,095)	$(9,136)	$201,617	$—	$11,502	$3,946	$2,432
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2023
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
(3)Includes PIK interest income.
r.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2022 and September 30, 2023, along with transactions during the nine months ended September 30, 2023 in these controlled investments, were as follows:

		Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2023
Controlled Investments	Fair Value at December 31, 2022	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2023	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
CION/EagleTree Partners, LLC
Senior Secured Note	$60,348	$—	$(5,521)	$—	$54,827	$—	$5,826	$—	$—
Participating Preferred Shares	30,766	—	—	(5,724)	25,042	—	—	4,250	—
Common Shares	—	—	—	—	—	—	—	—	—
David's Bridal, Inc.
Term Loan	—	22,050	—	—	22,050	—	526	—	1,050
David's Bridal Holdings, LLC
Preferred Units	—	10,820	—	(322)	10,498	—	—	—	—
Common Units	—	23,130	—	(792)	22,338	—	—	—	—
Totals	$91,114	$56,000	$(5,521)	$(6,838)	$134,755	$—	$6,352	$4,250	$1,050
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2023
(in thousands)
s.As of September 30, 2023, the below investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Adapt Laser Acquisition, Inc.	Senior Secured First Lien Debt	15.50%	2.00%	17.50%
American Clinical Solutions LLC	Senior Secured First Lien Debt	7.00%	8.50%	15.50%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	3.00%	12.15%	15.15%
Cennox, Inc.	Senior Secured First Lien Debt	11.50%	0.25%	11.75%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	12.50%	1.50%	14.00%
FuseFX, LLC	Senior Secured First Lien Debt	6.43%	5.00%	11.43%
GSC Technologies Inc.	Senior Secured First Lien Debt	—	10.47%	10.47%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	17.44%	17.44%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	17.00%	17.00%
Instant Web, LLC	Senior Secured First Lien Debt	—	12.43%	12.43%
Isagenix International, LLC	Senior Secured First Lien Debt	2.50%	8.09%	10.59%
Klein Hersh, LLC	Senior Secured First Lien Debt	4.85%	12.00%	16.85%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	17.44%	17.44%
Rogers Mechanical Contractors, LLC	Senior Secured First Lien Debt	12.28%	1.00%	13.28%
RumbleOn, Inc.	Senior Secured First Lien Debt	13.90%	0.50%	14.40%
Service Compression, LLC	Senior Secured First Lien Debt	13.42%	2.00%	15.42%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	15.16%	15.16%
STATinMED, LLC	Senior Secured First Lien Debt	—	14.94%	14.94%
Trademark Global, LLC	Senior Secured First Lien Debt	11.18%	1.75%	12.93%
Trammell, P.C.	Senior Secured First Lien Debt	—	20.95%	20.95%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	6.18%	16.18%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
t.The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2023 was 5.43%.
u.The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2023 was 5.66%.
v.The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.
w.The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.40%.
x.The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2023 was 5.47%.
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $116,934 and $10,869 of such investments at September 30, 2023 and December 31, 2022, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of September 30, 2023 or December 31, 2022.
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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2020, 2021 and 2022.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of September 30, 2023 and December 31, 2022.
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
September 30, 2023
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
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022:

	Nine Months Ended September 30,				Year Ended December 31,
	2023		2022		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	—	—	—	—
Total gross shares/proceeds	—	—	—	—	—	—
Share repurchase program	(834,680)	(8,619)	(695,476)	(6,711)	(1,658,956)	(15,444)
Net shares/proceeds from share transactions	(834,680)	$(8,619)	(695,476)	$(6,711)	(1,658,956)	$(15,444)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(in thousands, except share and per share amounts)

Since commencing its initial continuous public offering on July 2, 2012 and through September 30, 2023, the Company sold 54,464,804 shares of common stock for net proceeds of $1,136,244. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $256,493, for which the Company repurchased 15,804,563 shares of common stock. As of September 30, 2023, 15,791,940 shares of common stock repurchased had been retired.
On September 15, 2023, the Company's shareholders approved a proposal that authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. As of September 30, 2023, the Company had not issued any such shares.
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
September 30, 2023
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
On August 29, 2023, as part of the share repurchase policy, the Company entered into a trading plan with an independent broker, Wells Fargo Securities, LLC, or Wells Fargo, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to the Company’s shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan expires on August 29, 2024, and is subject to price, market volume and timing restrictions.

The following table summarizes the share repurchases completed during the year ended December 31, 2022 and the nine months ended September 30, 2023:

Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
2022
March 31, 2022	N/A	—	N/A	N/A	$—
June 30, 2022	N/A	—	N/A	N/A	—
September 30, 2022	N/A	695,476	N/A	$9.65	6,711
December 31, 2022	N/A	963,480	N/A	9.06	8,733
Total for the year ended December 31, 2022		1,658,956			$15,444

2023
March 31, 2023	N/A	338,029	N/A	$10.63	$3,592
June 30, 2023	N/A	328,628	N/A	9.81	3,226
September 30, 2023	N/A	168,023	N/A	10.71	1,801
Total for the nine months ended September 30, 2023		834,680			$8,619
From October 1, 2023 to November 3, 2023, the Company repurchased 165,317 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $1,669, or an average purchase price of $10.10 per share. As of November 3, 2023, 15,936,682 shares of common stock repurchased by the Company had been retired.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three and nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Entity	Capacity	Description	2023	2022	2023	2022	2022
CIM	Investment adviser	Management fees(1)	$6,741	$6,942	$19,963	$20,436	$27,361
CIM	Investment adviser	Incentive fees(1)	6,362	5,421	17,662	13,645	18,710
CIM	Administrative services provider	Administrative services expense(1)	996	733	2,743	2,234	3,348
			$14,099	$13,096	$40,368	$36,315	$49,419
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
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement in effect prior to the Listing, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement in effect prior to the Listing, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement also in effect prior to the Listing, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the three months ended September 30, 2023 and 2022, the Company recorded subordinated incentive fees on income of $6,362 and $5,421, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded subordinated incentive fees on income of $17,662 and $13,645, respectively. As of September 30, 2023 and December 31, 2022, the liabilities recorded for subordinated incentive fees were $6,362 and $5,065, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(in thousands, except share and per share amounts)
On April 1, 2018, the Company entered into an administration agreement with CIM pursuant to which CIM furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. CIM is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement is for the lower of CIM’s actual costs or the amount that the Company would have been required to pay for comparable administrative services in the same geographic location. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse CIM for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in CIM. On August 7, 2023, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing August 9, 2023.
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
Expense support, if any, was determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. There was no unreimbursed expense support funded by CIM upon such expiration. The specific amount of expense support provided by CIM, if any, was determined at the end of each quarter. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIM and the Company did not repay any expense support to CIM during the three and nine months ended September 30, 2023 and 2022 or the year ended December 31, 2022.
As of September 30, 2023 and December 31, 2022, the total liability payable to CIM and its affiliates was $14,167 and $13,692, respectively, which primarily related to fees earned by CIM during the three months ended September 30, 2023 and December 31, 2022, respectively.
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
September 30, 2023
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
The Company’s board of directors ratified distributions for 5 and 4 record dates during the year ended December 31, 2022 and the nine months ended September 30, 2023, respectively.
The following table presents distributions per share that were declared during the year ended December 31, 2022 and the nine months ended September 30, 2023:

	Distributions
Three Months Ended	Per Share	Amount
2022
March 31, 2022 (one record date)	$0.28	$15,948
June 30, 2022 (one record date)	0.28	15,949
September 30, 2022 (one record date)	0.31	17,604
December 31, 2022 (two record dates)	0.58	32,074
Total distributions for the year ended December 31, 2022	$1.45	$81,575

2023
March 31, 2023 (one record date)	$0.34	$18,687
June 30, 2023 (one record date)	0.34	18,614
September 30, 2023 (two record dates)	0.39	21,276
Total distributions for the nine months ended September 30, 2023	$1.07	$58,577
On August 7, 2023, the Company’s co-chief executive officers declared a supplemental distribution of $0.05 per share for both the third and fourth quarters of 2023, paid on October 16, 2023 and payable on January 15, 2024, respectively, to shareholders of record as of September 29, 2023 and December 29, 2023, respectively.
On November 6, 2023, the Company’s co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the fourth quarter of 2023, payable on December 15, 2023 to shareholders of record as of December 1, 2023.
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
September 30, 2023
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
The following table below provides information concerning the Company’s repurchases of shares of its common stock in the open market during the three months ended September 30, 2023 pursuant to the New DRP in order to satisfy the reinvestment portion of the Company’s distributions:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2023	—	$—	—	—
August 1 to August 31, 2023	—	—	—	—
September 1 to September 30, 2023	160,383	11.10	160,383	(1)
Total	160,383	$11.10	160,383	(1)
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
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022:

	Nine Months Ended September 30,						Year Ended December 31,
	2023			2022			2022
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$1.07	$58,577	100.0%	$0.87	$49,501	100.0%	$1.45	$81,575	100.0%
Total distributions	$1.07	$58,577	100.0%	$0.87	$49,501	100.0%	$1.45	$81,575	100.0%

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
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
As of September 30, 2023, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $35,367; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $142,260; the net unrealized depreciation was $106,893; and the aggregate cost of securities for Federal income tax purposes was $1,951,770.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of September 30, 2023 and December 31, 2022 at amortized cost and fair value was as follows:

	September 30, 2023			December 31, 2022
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,529,434	$1,481,498	85.7%	$1,638,995	$1,579,512	90.3%
Senior secured second lien debt	41,196	36,114	2.1%	41,036	38,769	2.2%
Collateralized securities and structured products - equity	2,424	1,224	0.1%	2,687	1,179	0.1%
Unsecured debt	34,640	14,631	0.8%	30,427	22,643	1.3%
Equity	171,194	194,476	11.3%	79,595	107,058	6.1%
Subtotal/total percentage	1,778,888	1,727,943	100.0%	1,792,740	1,749,161	100.0%
Short term investments(2)	116,934	116,934		10,869	10,869
Total investments	$1,895,822	$1,844,877		$1,803,609	$1,760,030
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
September 30, 2023
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$292,366	16.8%	$336,055	19.2%
Healthcare & Pharmaceuticals	233,292	13.5%	237,082	13.6%
Media: Diversified & Production	124,271	7.2%	134,927	7.7%
Media: Advertising, Printing & Publishing	113,476	6.6%	105,375	6.0%
Construction & Building	109,283	6.3%	46,007	2.6%
Services: Consumer	105,805	6.1%	115,849	6.6%
Retail	101,301	5.9%	74,718	4.3%
Chemicals, Plastics & Rubber	82,501	4.8%	66,753	3.8%
Diversified Financials	81,093	4.7%	99,819	5.7%
Energy: Oil & Gas	73,837	4.3%	68,756	3.9%
Consumer Goods: Durable	59,890	3.5%	60,735	3.5%
Beverage, Food & Tobacco	52,414	3.0%	45,396	2.6%
Capital Equipment	48,142	2.8%	41,580	2.4%
Consumer Goods: Non-Durable	43,089	2.5%	47,886	2.8%
Banking, Finance, Insurance & Real Estate	38,125	2.2%	43,836	2.5%
High Tech Industries	33,762	2.0%	56,501	3.2%
Hotel, Gaming & Leisure	27,158	1.6%	46,739	2.7%
Containers, Packaging & Glass	19,404	1.1%	19,551	1.1%
Telecommunications	18,311	1.1%	18,302	1.1%
Metals & Mining	15,733	0.9%	15,780	0.9%
Environmental Industries	15,375	0.9%	—	—
Automotive	14,471	0.8%	16,255	0.9%
Aerospace & Defense	12,681	0.7%	38,842	2.2%
Transportation: Cargo	12,163	0.7%	12,417	0.7%
Subtotal/total percentage	1,727,943	100.0%	1,749,161	100.0%
Short term investments	116,934		10,869
Total investments	$1,844,877		$1,760,030

	September 30, 2023		December 31, 2022
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,711,830	99.1%	$1,739,866	99.5%
Canada	13,950	0.8%	7,452	0.4%
Cayman Islands	1,224	0.1%	1,179	0.1%
Bermuda	939	—	664	—
Subtotal/total percentage	1,727,943	100.0%	1,749,161	100.0%
Short term investments	116,934		10,869
Total investments	$1,844,877		$1,760,030
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of September 30, 2023 and December 31, 2022, investments on non-accrual status represented 1.0% and 1.3%, respectively, of the Company's investment portfolio on a fair value basis.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(in thousands, except share and per share amounts)
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2023 and December 31, 2022, the Company’s unfunded commitments amounted to $59,170 and $71,420, respectively. As of November 3, 2023, the Company’s unfunded commitments amounted to $57,644. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
Note 7. Joint Venture
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of September 30, 2023:

Portfolio Company	Interest(a)	Maturity	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Berlitz Holdings, Inc.(e)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	$1,200	$1,149	$1,182
Community Tree Service, LLC(f)	S+1100, 1.00% SOFR Floor	6/17/2027	Construction & Building	459	459	458
Total Senior Secured First Lien Debt					1,608	1,640
Senior Secured Second Lien Debt
Access CIG, LLC(f)	S+775, 0.00% SOFR Floor	2/27/2026	Services: Business	7,250	7,227	7,111
MedPlast Holdings, Inc.(e)	S+775, 0.00% SOFR Floor	7/2/2026	Healthcare & Pharmaceuticals	6,750	6,239	6,632
Total Senior Secured Second Lien Debt					13,466	13,743
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(c)	11.84% Estimated Yield	2/2/2026	Diversified Financials	10,000	9,720	9,165
Total Collateralized Securities and Structured Products - Equity					9,720	9,165
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	5,910
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)			Media: Diversified & Production	1,469 Units	486	1,482
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)			Media: Diversified & Production	255 Units	—	173
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)			Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	13,275	12,978
Carestream Health Holdings, Inc., Common Stock(d)			Healthcare & Pharmaceuticals	613,262 Units	21,759	20,943
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	8,136	9,818
CTS Ultimate Holdings LLC, Class A Preferred Units(d)			Construction & Building	3,578,701 Units	1,000	823
Dayton HoldCo, LLC, Membership Units(d)			Construction & Building	37,264 Units	8,400	14,537
HDNet Holdco LLC, Preferred Unit Call Option(d)			Media: Diversified & Production	1 Unit	—	85
HW Ultimate Holdings, LP, Class A Membership Units, 4% Dividend(g)			Capital Equipment	2,000,000 Units	2,082	—
Language Education Holdings GP LLC, Common Units(d)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(d)			Services: Business	133,333 Units	300	503
Skillsoft Corp., Class A Common Stock(d)			High Tech Industries	12,171 Units	2,000	216
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					62,638	67,468
Short Term Investments
First American Treasury Obligations Fund, Class Z Shares					498	498
Total Short Term Investments					498	498
TOTAL INVESTMENTS					$87,930	$92,514
a.The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of September 30, 2023, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to September 30, 2023.
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
d.Non-income producing security.
e.The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.
f.The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.40%.
g.Investment or a portion thereof was on non-accrual status as of September 30, 2023.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of September 30, 2023 and December 31, 2022:

Selected Balance Sheet Information:	September 30, 2023	December 31, 2022
Investments, at fair value (amortized cost of $87,930 and $102,619, respectively)	$92,514	$105,978
Cash and other assets	661	2,476
Receivable for investments sold and repaid	247	—
Dividend receivable on investments	360	225
Interest receivable on investments	286	301
Total assets	$94,068	$108,980

Senior secured notes (net of unamortized debt issuance costs of $76 and $94, respectively)	$64,426	$70,904
Other liabilities	181	1,881
Total liabilities	64,607	72,785
Members' capital	29,461	36,195
Total liabilities and members' capital	$94,068	$108,980
The following table includes selected statement of operations information for CION/EagleTree for the three and nine months ended September 30, 2023 and 2022 and for the year ended December 31, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Selected Statement of Operations Information:	2023	2022	2023	2022	2022
Total investment income	$1,777	$4,237	$4,840	$7,960	$9,653
Total expenses	2,541	2,860	7,799	8,382	11,120
Net realized (loss) gain on investments	(177)	10,153	(1)	10,153	9,947
Net change in unrealized appreciation (depreciation) on investments	780	(3,050)	1,226	(3,203)	(5,839)
Net (decrease) increase in net assets	$(161)	$8,480	$(1,734)	$6,528	$2,641

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2023:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	SOFR+3.20%	$600,000	$75,000	May 15, 2025
2026 Notes(1)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
UBS Facility	Repurchase Agreement	SOFR+3.525%	122,500	27,500	November 19, 2024
Series A Notes	Israel Public Bond Offering	SOFR+3.82%	80,712	—	August 31, 2026
2022 More Term Loan	Term Loan Facility Agreement	SOFR+3.50%	50,000	—	April 27, 2027
2021 More Term Loan(2)	Term Loan Facility Agreement	5.20%	30,000	—	September 30, 2024
			$1,008,212	$102,500
(1)As of September 30, 2023, the fair value of the 2026 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2023.
(2)As of September 30, 2023, the fair value of the 2021 More Term Loan was $29,850, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2023.
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
September 30, 2023
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
As of September 30, 2023 and December 31, 2022, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility and the JPM Second Amendment was $600,000 and $610,000, respectively. The carrying amount outstanding under the Third Amended JPM Credit Facility and the JPM Second Amendment approximates its fair value.
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
In connection with the Third Amended JPM Credit Facility and the JPM Second Amendment, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended September 30, 2023, 34th Street was in compliance with all covenants and reporting requirements.
Through September 30, 2023, the Company incurred debt issuance costs of $13,790 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility and the JPM Second Amendment, which is included in the Company’s consolidated balance sheet as of September 30, 2023 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility and the JPM Second Amendment. At September 30, 2023, the unamortized portion of the debt issuance costs was $3,225.
On October 27, 2023, the Company repaid $25,000 under the Third Amended JPM Credit Facility and the JPM Second Amendment.
For the three and nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the JPM Second Amendment and the Third Amended JPM Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
Stated interest expense	$13,193	$7,906	$37,568	$18,669	$29,254
Amortization of deferred financing costs	501	576	1,597	1,637	2,214
Non-usage fee	192	188	552	451	617
Total interest expense	$13,886	$8,670	$39,717	$20,757	$32,085
Weighted average interest rate(1)	8.64%	5.32%	8.34%	4.33%	4.99%
Average borrowings	$600,000	$601,739	$602,198	$584,066	$590,603
(1)Includes the stated interest expense and non-usage fee on the unused portion of the JPM Second Amendment and the Third Amended JPM Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after February 11, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended September 30, 2023, the Company was in compliance with all covenants and reporting requirements.
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
As of September 30, 2023, the aggregate principal amount of 2026 Notes outstanding was $125,000.
Through September 30, 2023, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2023 and will amortize to interest expense over the term of the 2026 Notes. At September 30, 2023, the unamortized portion of the debt issuance costs was $1,263.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2023 and 2022 and for the year ended December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2022
	2023	2022	2023	2022
Stated interest expense	$1,407	$1,406	$4,219	$4,234	$5,600
Amortization of deferred financing costs	135	135	399	399	533
Total interest expense	$1,542	$1,541	$4,618	$4,633	$6,133
Weighted average interest rate(1)	4.50%	4.50%	4.50%	4.50%	4.50%
Average borrowings	$125,000	$125,000	$125,000	$125,000	$125,000
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
Principal on the Notes will be due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding. As of and for the three months ended September 30, 2023, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
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
September 30, 2023
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
On July 1, 2021, December 14, 2021, April 19, 2022 and August 16, 2023, UBS purchased Class A-R Notes held by Murray Hill Funding for an aggregate purchase price equal to 100% of the principal amount of Class A-R Notes purchased, which was $21,000, $25,000, $17,500 and $22,500, respectively. On August 20, 2021, March 7, 2023 and April 14, 2023, Murray Hill Funding repurchased Class A-R Notes from UBS in the aggregate principal amount of $21,000, $17,500 and $25,000, respectively, for an aggregate repurchase price of $21,000, $17,500 and $25,000, respectively, which was then repaid by Murray Hill Funding II. The repurchase of the Class A-R Notes on August 20, 2021, March 7, 2023 and April 14, 2023 resulted in repayments of $21,000, $17,500 and $25,000, respectively, of the outstanding amount of borrowings under the Amended UBS Facility.
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
September 30, 2023
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
Pursuant to the Amended UBS Facility, Murray Hill Funding made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility. As of and for the three months ended September 30, 2023, Murray Hill Funding was in compliance with all covenants and reporting requirements.
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At September 30, 2023, all upfront fees and other expenses were fully amortized.
As of September 30, 2023, Notes in the aggregate principal amount of $122,500 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $122,500. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of September 30, 2023, the amount due at maturity under the Amended UBS Facility was $122,500. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.
As of September 30, 2023, the fair value of assets held by Murray Hill Funding II was $258,426.
For the three and nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
Stated interest expense	$2,554	$2,006	$7,520	$4,686	$7,273
Non-usage fee	74	14	186	82	96
Total interest expense	$2,628	$2,020	$7,706	$4,768	$7,369
Weighted average interest rate(1)	9.03%	5.58%	8.65%	4.64%	5.29%
Average borrowings	$111,250	$142,500	$117,299	$135,577	$137,322
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
September 30, 2023
(in thousands, except share and per share amounts)
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525 million, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2023, the Company was in compliance with all covenants and reporting requirements.
On February 26, 2023, the Company’s shares of common stock listed and commenced trading on the TASE under the ticker symbol “CION”.
Through September 30, 2023, the Company incurred debt issuance costs of $3,006 in connection with issuing the Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2023 and will amortize to interest expense over the term of the Series A Notes. At September 30, 2023, the unamortized portion of the debt issuance costs was $2,499.
For the three months ended September 30, 2023 and the period from February 28, 2023 through September 30, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

	Three Months Ended September 30, 2023	For the Period From February 28, 2023 Through September 30, 2023

Stated interest expense	$1,844	$4,243
Amortization of deferred financing costs	217	507
Total interest expense	$2,061	$4,750
Weighted average interest rate(1)	8.97%	8.87%
Average borrowings	$80,712	$80,712
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
September 30, 2023
(in thousands, except share and per share amounts)
The More Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the More Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2023, the Company was in compliance with all covenants and reporting requirements.
Through September 30, 2023, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 More Term Loan, which is included in the Company’s consolidated balance sheet as of September 30, 2023 and will amortize to interest expense over the term of the 2022 More Term Loan. At September 30, 2023, the unamortized portion of the debt issuance costs was $732.
For the three and nine months ended September 30, 2023, for the period from April 27, 2022 through September 30, 2022 and for the period from April 27, 2022 through December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 More Term Loan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2023	For the Period From April 27, 2022 Through September 30, 2022	For the Period From April 27, 2022 Through December 31, 2022
	2023	2022
Stated interest expense	$1,118	$715	$3,191	$1,125	$2,027
Amortization of deferred financing costs	51	52	153	88	140
Total interest expense	$1,169	$767	$3,344	$1,213	$2,167
Weighted average interest rate(1)	8.74%	5.59%	8.42%	5.16%	5.86%
Average borrowings	$50,000	$50,000	$50,000	$50,000	$50,000
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
September 30, 2023
(in thousands, except share and per share amounts)
The Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2023, the Company was in compliance with all covenants and reporting requirements.
Through September 30, 2023, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 More Term Loan, which is included in the Company’s consolidated balance sheet as of September 30, 2023 and will amortize to interest expense over the term of the 2021 More Term Loan. At September 30, 2023, the unamortized portion of the debt issuance costs was $281.
For the three and nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 More Term Loan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2022
	2023	2022	2023	2022
Stated interest expense	$399	$399	$1,183	$1,183	$1,582
Amortization of deferred financing costs	72	72	215	215	288
Total interest expense	$471	$471	$1,398	$1,398	$1,870
Weighted average interest rate(1)	5.20%	5.20%	5.20%	5.20%	5.20%
Average borrowings	$30,000	$30,000	$30,000	$30,000	$30,000
(1) Includes the stated interest expense on the 2021 More Term Loan and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of September 30, 2023 and December 31, 2022, according to the fair value hierarchy:

	September 30, 2023(1)				December 31, 2022(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,481,498	$1,481,498	$—	$—	$1,579,512	$1,579,512
Senior secured second lien debt	—	—	36,114	36,114	—	—	38,769	38,769
Collateralized securities and structured products - equity	—	—	1,224	1,224	—	—	1,179	1,179
Unsecured debt	—	—	14,631	14,631	—	—	22,643	22,643
Equity	1,865	—	167,569	169,434	2,341	—	73,951	76,292
Short term investments	116,934	—	—	116,934	10,869	—	—	10,869
Total Investments	$118,799	$—	$1,701,036	$1,819,835	$13,210	$—	$1,716,054	$1,729,264
(1)Excludes the Company's $25,042 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $30,766 investment in CION/EagleTree, which is measured at NAV.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(in thousands, except share and per share amounts)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, June 30, 2023	$1,468,630	$39,544	$1,046	$17,301	$133,725	$1,660,246
Investments purchased(2)(3)	112,470	—	—	—	34,328	146,798
Net realized loss	(5,844)	—	—	—	(2,279)	(8,123)
Net change in unrealized appreciation (depreciation)	30,233	(3,473)	264	(2,675)	1,795	26,144
Accretion of discount	3,847	47	—	5	—	3,899
Sales and principal repayments(3)	(127,838)	(4)	(86)	—	—	(127,928)
Ending balance, September 30, 2023	$1,481,498	$36,114	$1,224	$14,631	$167,569	$1,701,036
Change in net unrealized appreciation (depreciation) on investments still held as of September 30, 2023(1)	$10,453	$(3,473)	$264	$(2,675)	$444	$5,013
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

	Nine Months Ended September 30, 2023
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2022	$1,579,512	$38,769	$1,179	$22,643	$73,951	$1,716,054
Investments purchased(2)(3)	231,183	—	—	4,200	99,657	335,040
Net realized loss	(23,518)	—	—	—	(8,058)	(31,576)
Net change in unrealized appreciation (depreciation)	11,547	(2,814)	308	(12,225)	2,019	(1,165)
Accretion of discount	10,657	172	—	13	—	10,842
Sales and principal repayments(3)	(327,883)	(13)	(263)	—	—	(328,159)
Ending balance, September 30, 2023	$1,481,498	$36,114	$1,224	$14,631	$167,569	$1,701,036
Change in net unrealized appreciation (depreciation) on investments still held as of September 30, 2023(1)	$1,685	$(2,814)	$308	$(12,225)	$(461)	$(13,507)
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
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
September 30, 2023
(in thousands, except share and per share amounts)
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,322,427	Discounted Cash Flow	Discount Rates	7.5%	—	32.5%	14.1%
	94,808	Broker Quotes	Broker Quotes	N/A			N/A
	55,002	Market Comparable Approach	Revenue Multiple	1.45x	—	4.50x	2.39x
	7,492		$ per kW	$161.16			N/A
	1,770	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	27,878	Discounted Cash Flow	Discount Rates	13.5%	—	15.8%	15.4%
	8,237	Market Comparable Approach	EBITDA Multiple	10.00x			N/A
Collateralized securities and structured products - equity	1,224	Discounted Cash Flow	Discount Rates	21.0%			N/A
Unsecured debt	7,423	Discounted Cash Flow	Discount Rates	16.5%			N/A
	4,198	Market Comparable Approach	EBITDA Multiple	6.50x			N/A
	3,010	Broker Quotes	Broker Quotes	N/A			N/A
Equity	80,754	Market Comparable Approach	EBITDA Multiple	4.75x	—	14.75x	9.57x
	63,919		Revenue Multiple	0.13x	—	6.00x	0.68x
	21,863		$ per kW	$400.00			N/A
	776	Broker Quotes	Broker Quotes	N/A			N/A
	257	Options Pricing Model	Expected Volatility	105.0%			N/A
Total	$1,701,037
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
Professional fees	$405	$223	$1,576	$1,375	$1,778
Transfer agent expense	189	296	736	890	1,124
Valuation expense	212	199	637	590	821
Dues and subscriptions	162	112	635	727	791
Accounting and administrative costs	282	180	606	482	524
Printing and marketing expense	284	672	558	705	708
Director fees and expenses	177	162	525	477	632
Insurance expense	168	157	504	662	833
Other expenses	52	26	183	53	67
Total general and administrative expense	$1,931	$2,027	$5,960	$5,961	$7,278

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
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
As of September 30, 2023 and December 31, 2022, the Company’s unfunded commitments were as follows:

Unfunded Commitments	September 30, 2023(1)	December 31, 2022(1)
Cennox, Inc.	$7,193	$7,567
Critical Nurse Staffing, LLC	5,899	5,599
Flatworld Intermediate Corp.	5,865	5,865
Thrill Holdings LLC	5,000	3,261
American Health Staffing Group, Inc.	3,333	3,333
BDS Solutions Intermediateco, LLC	3,333	1,998
Instant Web, LLC	2,921	5,628
Rogers Mechanical Contractors, LLC	2,407	3,365
Moss Holding Company	2,232	2,232
MacNeill Pride Group Corp.	2,017	2,017
Archer Systems, LLC	1,905	1,905
Bradshaw International Parent Corp.	1,844	1,844
NWN Parent Holdings LLC	1,800	90
Fluid Control Intermediate Inc.	1,765	—
Sleep Opco, LLC	1,750	1,750
Mimeo.com, Inc.	1,500	3,000
ESP Associates, Inc.	1,316	—
Dermcare Management, LLC	1,145	1,862
OpCo Borrower, LLC	1,042	833
HW Acquisition, LLC	1,014	2,200
Homer City Holdings LLC	800	3,000
Coyote Buyer, LLC	750	2,500
RA Outdoors, LLC	635	1,049
Invincible Boat Company LLC	559	559
Service Compression, LLC	419	4,186
Ironhorse Purchaser, LLC	299	2,469
American Teleconferencing Services, Ltd.	235	235
Anthem Sports & Entertainment Inc.	167	167
H.W. Lochner, Inc.	25	225
RumbleOn, Inc.	—	1,775
WorkGenius, Inc.	—	750
STATinMED, LLC	—	156
Total	$59,170	$71,420
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(in thousands, except share and per share amounts)
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2023 and December 31, 2022, refer to the table above and the consolidated schedules of investments. As of November 3, 2023, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $57,644.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, conversion fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the three and nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2023	2022	2023	2022	2022
Amendment fees	$1,769	$1,302	$5,115	$2,272	$2,633
Capital structuring and other fees	1,763	894	2,295	3,908	4,446
Conversion fees	—	2,365	477	2,365	2,365
Commitment fees	—	—	309	—	—
Administrative agent fees	—	—	30	25	100
Total	$3,532	$4,561	$8,226	$8,570	$9,544
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022:

	Nine Months Ended September 30,		Year Ended December 31,
	2023	2022	2022
Per share data:(1)
Net asset value at beginning of period	$15.98	$16.34	$16.34
Results of operations:
Net investment income	1.52	1.13	1.56
Net realized loss and net change in unrealized depreciation on investments and loss on foreign currency(2)	(0.71)	(0.42)	(0.68)
Net increase in net assets resulting from operations(2)	0.81	0.71	0.88
Shareholder distributions:
Distributions from net investment income	(1.07)	(0.87)	(1.44)
Net decrease in net assets resulting from shareholders' distributions	(1.07)	(0.87)	(1.44)
Capital share transactions:
Repurchases of common stock below net asset value(3)	0.08	0.08	0.20
Net increase in net assets resulting from capital share transactions	0.08	0.08	0.20
Net asset value at end of period	$15.80	$16.26	$15.98
Shares of common stock outstanding at end of period	54,464,804	56,262,964	55,299,484
Total investment return-net asset value(4)	9.14%	7.43%	10.44%
Total investment return-market value(5)	19.85%	(29.81)%	(14.87)%
Net assets at beginning of period	$883,634	$930,512	$930,512
Net assets at end of period	$860,760	$914,906	$883,634
Average net assets	$859,301	$922,203	$917,781
Ratio/Supplemental data(6):
Ratio of net investment income to average net assets	9.69%	6.98%	9.61%
Ratio of net operating expenses to average net assets	12.54%	8.14%	11.63%
Portfolio turnover rate(7)	11.51%	18.66%	26.81%
Total amount of senior securities outstanding	$1,008,212	$957,500	$957,500
Asset coverage ratio(8)	1.85	1.96	1.92
(1)The per share data for the nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022 was derived by using the weighted average shares of common stock outstanding during each period.
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
September 30, 2023
(in thousands, except share and per share amounts)

(3)Repurchases of common stock may have caused an incremental decrease or increase in net asset value per share due to the repurchase of shares at a price in excess of or below net asset value per share, respectively, on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022.
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
(5)Total investment return-market value for the nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s New DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
(6)Ratios are not annualized.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments.
(8)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total senior securities outstanding at the end of the period (excluding unfunded commitments), divided by (ii) total senior securities outstanding at the end of the period.
Note 14. Subsequent Events
Additional Series A Notes
On October 10, 2023, the Company issued $33,146 in aggregate principal amount of its additional Series A Unsecured Notes due 2026, or the Additional Series A Notes, to institutional investors in Israel. The Additional Series A Notes were issued pursuant to the Deed of Trust and were issued by way of expanding, and have the same terms and conditions as, the existing Series A Notes that were issued by the Company on February 28, 2023 (see Note 8). After the deduction of fees and other offering expenses, the Company received net proceeds of $32,317, which the Company intends to use to make investments in portfolio companies in accordance with its investment objectives and for working capital and general corporate purposes. The Additional Series A Notes are rated A1.il by Midroog Ltd., an affiliate of Moody’s, and commenced trading on the TASE on October 10, 2023.
The Additional Series A Notes will mature on August 31, 2026 and may be redeemed in whole or in part at the Company’s option at par plus a “make-whole” premium, if applicable, as set forth in the Deed of Trust. The Additional Series A Notes bear interest at a floating rate equal to SOFR plus a credit spread of 3.82% per year, which will be paid quarterly on February 28, May 31, August 31, and November 30 of each year, commencing on November 30, 2023. The Additional Series A Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Additional Series A Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2023
(in thousands, except share and per share amounts)
2027 Notes
On November 8, 2023, the Company entered into a Note Purchase Agreement with certain institutional investors, or the 2027 Note Purchase Agreement, in connection with the Company’s issuance of $100,000 aggregate principal amount of its senior unsecured notes due 2027, or the 2027 Notes, at a purchase price equal to 99.25% of the principal amount of the 2027 Notes. The net proceeds to the Company were approximately $99,000, after the deduction of placement agent fees and other financing expenses, which the Company intends to use to primarily repay debt under its senior secured financing arrangements, make investments in portfolio companies in accordance with its investment objectives, and for working capital and general corporate purposes. The 2027 Notes are rated BBB (low) by DBRS, Inc.
The 2027 Notes mature on November 8, 2027. The 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and subject to a 2.00% SOFR floor, which will be paid quarterly on February 15, May 15, August 15, and November 15 of each year, commencing on February 15, 2024. The Company has the right to, at its option, redeem all or a part that is not less than 10% of the 2027 Notes (i) on or before August 8, 2027, at a redemption price equal to 100% of the principal amount of 2027 Notes to be redeemed plus an applicable “make-whole” amount equal to (x) the discounted value of the remaining scheduled payments with respect to the principal of such 2027 Note that is to be prepaid or becomes due and payable pursuant to the 2027 Note Purchase Agreement over (y) the amount of such called principal, plus accrued and unpaid interest, if any, and (ii) after August 8, 2027, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any. For any redemptions occurring on or before August 8, 2027, the discounted value portion of the “make whole amount” is calculated by applying a discount rate on the same periodic basis as that on which interest on the 2027 Notes is payable equal to the sum of 0.50% plus the yield to maturity of the most recently issued U.S. Treasury securities having a maturity equal to the remaining average life of the 2027 Notes, or if there are no such U.S. Treasury securities, using such implied yield to maturity determined in accordance with the terms of the 2027 Note Purchase Agreement.
The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of the Company’s subsidiaries, financing vehicles or similar facilities.
The 2027 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. The 2027 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new credit facilities, loans, notes or unsecured indebtedness in excess of $25 million incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the 2027 Note Purchase Agreement. In addition, the 2027 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25 million, certain judgments and orders, and certain events of bankruptcy.

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
Recent Developments
Regular and Supplemental Distributions

On August 7, 2023, our co-chief executive officers declared a supplemental distribution of $0.05 per share for both the third and fourth quarters of 2023, paid on October 16, 2023 and payable on January 15, 2024, respectively, to shareholders of record as of September 29, 2023 and December 29, 2023, respectively.

On November 6, 2023, our co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the fourth quarter of 2023, payable on December 15, 2023 to shareholders of record as of December 1, 2023.

Additional Series A Notes

On October 10, 2023, we issued $33,146 in aggregate principal amount of Additional Series A Notes to institutional investors in Israel. The Additional Series A Notes were issued pursuant to the Deed of Trust and were issued by way of expanding, and have the same terms and conditions as, the existing Series A Notes that we issued on February 28, 2023 (as described in further detail in Note 8 to our consolidated financial statements included in this report). After the deduction of fees and other offering expenses, we received net proceeds of $32,317, which we intend to use to make investments in portfolio companies in accordance with our investment objectives and for working capital and general corporate purposes. The Additional Series A Notes are rated A1.il by Midroog Ltd., an affiliate of Moody’s, and commenced trading on the TASE on October 10, 2023.

The Additional Series A Notes will mature on August 31, 2026 and may be redeemed in whole or in part at our option at par plus a “make-whole” premium, if applicable, as set forth in the Deed of Trust. The Additional Series A Notes bear interest at a floating rate equal to SOFR plus a credit spread of 3.82% per year, which will be paid quarterly on February 28, May 31, August 31, and November 30 of each year, commencing on November 30, 2023. The Additional Series A Notes are our general unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the Additional Series A Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

2027 Notes

On November 8, 2023, we entered into the 2027 Note Purchase Agreement with certain institutional investors, in connection with our issuance of $100,000 aggregate principal amount of 2027 Notes, at a purchase price equal to 99.25% of the principal amount of the 2027 Notes. The net proceeds to us were approximately $99,000, after the deduction of placement agent fees and other financing expenses, which we intend to use to primarily repay debt under our senior secured financing arrangements, make investments in portfolio companies in accordance with our investment objectives, and for working capital and general corporate purposes. The 2027 Notes are rated BBB (low) by DBRS, Inc.

The 2027 Notes mature on November 8, 2027. The 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and subject to a 2.00% SOFR floor, which will be paid quarterly on February 15, May 15, August 15, and November 15 of each year, commencing on February 15, 2024. We have the right to, at our option, redeem all or a part that is not less than 10% of the 2027 Notes (i) on or before August 8, 2027, at a redemption price equal to 100% of the principal amount of 2027 Notes to be redeemed plus an applicable “make-whole” amount equal to (x) the discounted value of the remaining scheduled payments with respect to the principal of such 2027 Note that is to be prepaid or becomes due and payable pursuant to the 2027 Note Purchase Agreement over (y) the amount of such called principal, plus accrued and unpaid interest, if any, and (ii) after August 8, 2027, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any. For any redemptions occurring on or before August 8, 2027, the discounted value portion of the “make whole amount” is calculated by applying a discount rate on the same periodic basis as that on which interest on the 2027 Notes is payable equal to the sum of 0.50% plus the yield to maturity of the most recently issued U.S. Treasury securities having a maturity equal to the remaining average life of the 2027 Notes, or if there are no such U.S. Treasury securities, using such implied yield to maturity determined in accordance with the terms of the 2027 Note Purchase Agreement.

The 2027 Notes are general unsecured obligations of ours that rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of our subsidiaries, financing vehicles or similar facilities.

The 2027 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of our status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by us for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by us for purposes of the ratio. The 2027 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new credit facilities, loans, notes or unsecured indebtedness in excess of $25 million incurred by us, which indebtedness contains a financial covenant not contained in, or more restrictive against us than those contained, in the 2027 Note Purchase Agreement. In addition, the 2027 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of ours in an outstanding aggregate principal amount of at least $25 million, certain judgments and orders, and certain events of bankruptcy.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2023 and 2022 and the Year Ended December 31, 2022
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three and nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Net Investment Activity	2023	2022	2023	2022	2022
Purchases and drawdowns
Senior secured first lien debt	$102,666	$119,789	$186,493	$426,866	$524,293
Senior secured second lien debt	—	18,108	—	19,944	19,932
Unsecured debt	—	—	4,200	—	—
Equity	377	3,379	5,283	5,513	6,313
Sales and principal repayments	(96,373)	(154,872)	(217,246)	(325,456)	(469,760)
Net portfolio activity	$6,670	$(13,596)	$(21,270)	$126,867	$80,778
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,529,434	$1,481,498	85.7%
Senior secured second lien debt	41,196	36,114	2.1%
Collateralized securities and structured products - equity	2,424	1,224	0.1%
Unsecured debt	34,640	14,631	0.8%
Equity	171,194	194,476	11.3%
Subtotal/total percentage	1,778,888	1,727,943	100.0%
Short term investments(2)	116,934	116,934
Total investments	$1,895,822	$1,844,877
Number of portfolio companies			109
Average annual EBITDA of portfolio companies		$61.3 million
Median annual EBITDA of portfolio companies			$33.7 million
Purchased at a weighted average price of par			96.39%
Gross annual portfolio yield based upon the purchase price(3)			11.81%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of September 30, 2023 and December 31, 2022, excluding short term investments of $116,934 and $10,869, respectively:

	September 30, 2023			December 31, 2022
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,452,475	$1,403,479	81.2%	$1,539,214	$1,477,630	84.5%
Fixed interest rate investments	148,595	124,978	7.3%	166,297	157,006	9.0%
Non-income producing investments	142,883	145,706	8.4%	76,061	104,619	6.0%
Other income producing investments	34,935	53,780	3.1%	11,168	9,906	0.5%
Total investments	$1,778,888	$1,727,943	100.0%	$1,792,740	$1,749,161	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$292,366	16.8%	$336,055	19.2%
Healthcare & Pharmaceuticals	233,292	13.5%	237,082	13.6%
Media: Diversified & Production	124,271	7.2%	134,927	7.7%
Media: Advertising, Printing & Publishing	113,476	6.6%	105,375	6.0%
Construction & Building	109,283	6.3%	46,007	2.6%
Services: Consumer	105,805	6.1%	115,849	6.6%
Retail	101,301	5.9%	74,718	4.3%
Chemicals, Plastics & Rubber	82,501	4.8%	66,753	3.8%
Diversified Financials	81,093	4.7%	99,819	5.7%
Energy: Oil & Gas	73,837	4.3%	68,756	3.9%
Consumer Goods: Durable	59,890	3.5%	60,735	3.5%
Beverage, Food & Tobacco	52,414	3.0%	45,396	2.6%
Capital Equipment	48,142	2.8%	41,580	2.4%
Consumer Goods: Non-Durable	43,089	2.5%	47,886	2.8%
Banking, Finance, Insurance & Real Estate	38,125	2.2%	43,836	2.5%
High Tech Industries	33,762	2.0%	56,501	3.2%
Hotel, Gaming & Leisure	27,158	1.6%	46,739	2.7%
Containers, Packaging & Glass	19,404	1.1%	19,551	1.1%
Telecommunications	18,311	1.1%	18,302	1.1%
Metals & Mining	15,733	0.9%	15,780	0.9%
Environmental Industries	15,375	0.9%	—	—
Automotive	14,471	0.8%	16,255	0.9%
Aerospace & Defense	12,681	0.7%	38,842	2.2%
Transportation: Cargo	12,163	0.7%	12,417	0.7%
Subtotal/total percentage	1,727,943	100.0%	1,749,161	100.0%
Short term investments	116,934		10,869
Total investments	$1,844,877		$1,760,030
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2023 and December 31, 2022, our unfunded commitments amounted to $59,170 and $71,420, respectively. As of November 3, 2023, our unfunded commitments amounted to $57,644. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of September 30, 2023 and December 31, 2022, excluding short term investments of $116,934 and $10,869, respectively:

	September 30, 2023		December 31, 2022
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$776	—	$24,450	1.4%
2	1,566,904	90.7%	1,424,681	81.5%
3	142,402	8.2%	260,662	14.9%
4	10,026	0.6%	39,032	2.2%
5	7,835	0.5%	336	—
	$1,727,943	100.0%	$1,749,161	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of November 3, 2023:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,520,247	86.1%
Senior secured second lien debt	36,114	2.0%
Collateralized securities and structured products - equity	1,224	0.1%
Unsecured debt	14,666	0.8%
Equity	193,933	11.0%
Subtotal/total percentage	1,766,184	100.0%
Short term investments(2)	125,812
Total investments	$1,891,996
Number of portfolio companies		110
Average annual EBITDA of portfolio companies	$60.3 million
Median annual EBITDA of portfolio companies	$33.6 million
Purchased at a weighted average price of par		95.55%
Gross annual portfolio yield based upon the purchase price(2)		11.90%
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
Results of Operations for the Three Months Ended September 30, 2023 and 2022
Our results of operations for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023	2022
Investment income	$67,540	$54,163
Operating expenses and income taxes	37,550	28,606
Net investment income after taxes	29,990	25,557
Net realized loss on investments and foreign currency	(8,123)	(17,169)
Net change in unrealized appreciation on investments	25,606	25,595
Net increase in net assets resulting from operations	$47,473	$33,983
Investment Income
For the three months ended September 30, 2023 and 2022, we generated investment income of $67,540 and $54,163, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 101 and 116 portfolio companies held during each respective period. The increase in investment income was primarily due to higher SOFR and LIBOR rates during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,
	2023	2022
Management fees	$6,741	$6,942
Administrative services expense	996	733
Subordinated incentive fee on income	6,362	5,421
General and administrative	1,931	2,027
Interest expense	21,757	13,469
Income tax (benefit) expense, including excise tax	(237)	14
Total operating expenses and income taxes	$37,550	$28,606

The increase in interest expense was primarily the result of (a) higher SOFR and LIBOR rates during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and (b) higher average borrowings under our financing arrangements during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in subordinated incentive fee on income was primarily the result of the increase in investment income during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, which was partially offset by the increase in interest expense during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
The composition of our general and administrative expenses for the three months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,
	2023	2022
Professional fees	$405	$223
Printing and marketing expense	284	672
Accounting and administrative costs	282	180
Valuation expense	212	199
Transfer agent expense	189	296
Director fees and expenses	177	162
Insurance expense	168	157
Dues and subscriptions	162	112
Other expenses	52	26
Total general and administrative expense	$1,931	$2,027
Net Investment Income After Taxes

Our net investment income after taxes totaled $29,990 and $25,557 for the three months ended September 30, 2023 and 2022, respectively. The increase in net investment income was a result of an increase in our investment income during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, which was partially offset by an increase in our operating expenses during the same period, which was driven primarily by increases in interest expense and the subordinated incentive fee on income.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled $(8,123) and $(17,169) for the three months ended September 30, 2023 and 2022, respectively. The decrease in net realized loss on investments and foreign currency was driven primarily by realized gains on a certain investment during the three months ended September 30, 2023 that offset realized losses due to the write-off of certain investments during the same period. During the three months ended September 30, 2022, there were no significant realized gains to offset realized losses due to the write-off of certain investments.

Net Change in Unrealized Appreciation on Investments
The net change in unrealized appreciation on our investments totaled $25,606 and $25,595 for the three months ended September 30, 2023 and 2022, respectively. In both periods, the net change in unrealized appreciation was primarily driven by the restructure or write-off of certain investments that were previously recorded as unrealized losses.
Net Increase in Net Assets Resulting from Operations
For the three months ended September 30, 2023 and 2022, we recorded a net increase in net assets resulting from operations of $47,473 and $33,983, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Our results of operations for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Investment income	$191,011	$139,398
Operating expenses and income taxes	107,747	75,070
Net investment income after taxes	83,264	64,328
Net realized loss on investments and foreign currency	(31,576)	(17,058)
Net change in unrealized depreciation on investments	(7,366)	(6,664)
Net increase in net assets resulting from operations	$44,322	$40,606
Investment Income
For the nine months ended September 30, 2023 and 2022, we generated investment income of $191,011 and $139,398, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 107 and 128 portfolio companies held during each respective period. The increase in SOFR and LIBOR rates during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 contributed to the increase in interest income generated on our investments.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine Months Ended September 30,
	2023	2022
Management fees	$19,963	$20,436
Administrative services expense	2,743	2,234
Subordinated incentive fee on income	17,662	13,645
General and administrative	5,960	5,961
Interest expense	61,533	32,769
Income tax (benefit) expense, including excise tax	(114)	25
Total operating expenses and income taxes	$107,747	$75,070

The increase in interest expense was primarily the result of (a) higher SOFR and LIBOR rates during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and (b) higher average borrowings under our financing arrangements during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in subordinated incentive fee on income was primarily the result of the increase in investment income during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, which was partially offset by the increase in interest expense during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

The composition of our general and administrative expenses for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine Months Ended September 30,
	2023	2022
Professional fees	$1,576	$1,375
Transfer agent expense	736	890
Valuation expense	637	590
Dues and subscriptions	635	727
Accounting and administrative costs	606	482
Printing and marketing expense	558	705
Director fees and expenses	525	477
Insurance expense	504	662
Other expenses	183	53
Total general and administrative expense	$5,960	$5,961

Net Investment Income After Taxes

Our net investment income after taxes totaled $83,264 and $64,328 for the nine months ended September 30, 2023 and 2022, respectively. The increase in our net investment income was a result of an increase in our investment income during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, which was partially offset by an increase in our operating expenses during the same period, which was driven primarily by increases in interest expense and the subordinated incentive fee on income.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled $(31,576) and $(17,058) for the nine months ended September 30, 2023 and 2022, respectively. This increase was driven primarily by realized losses on the restructure and write-off of certain investments during the nine months ended September 30, 2023.
Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled $(7,366) and $(6,664) for the nine months ended September 30, 2023 and 2022, respectively. The net change in unrealized depreciation during the nine months ended September 30, 2023 was primarily due to the decline in fair value of certain investments from mark-to-market adjustments, which was partially offset by realized losses recorded on the restructure of certain investments that were previously recorded as unrealized losses. During the nine months ended September 30, 2022, the net change in unrealized depreciation was primarily the result of widening credit spreads and decreased multiples in equity markets that negatively impacted the fair value of certain of our investments.
Net Increase in Net Assets Resulting from Operations
For the nine months ended September 30, 2023 and 2022, we recorded a net increase in net assets resulting from operations of $44,322 and $40,606, respectively, as a result of our operating activity for the respective periods.
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

As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 1.85 and 1.92, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

On September 15, 2023, our shareholders authorized us to issue shares of our common stock at prices below the then current NAV per share in one or more offerings for a 12-month period following such shareholder approval. As of the date of this report, we are not engaged in discussions to issue any such shares.

As of September 30, 2023, we had cash of $6,805 and short term investments of $116,934 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of September 30, 2023, taken together with our available debt, is expected to be sufficient for our investing and financing activities and to conduct our operations in the near term. As of September 30, 2023, we had $102 million available under our financing arrangements.

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

On August 29, 2023, as part of the share repurchase policy, we entered into a trading plan with an independent broker, Wells Fargo, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to our shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan expires on August 29, 2024, and is subject to price, market volume and timing restrictions.

During the nine months ended September 30, 2023, we repurchased an aggregate of 834,680 shares under the 10b5-1 trading plan for an aggregate purchase price of $8,619, or an average purchase price of $10.33 per share.
From October 1, 2023 to November 3, 2023, we repurchased an aggregate of 165,317 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $1,669, or an average purchase price of $10.10 per share. From the inception of the 10b5-1 trading plan in August 2022 through November 3, 2023, we repurchased an aggregate of 2,658,968 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $25,586, or an average purchase price of $9.62 per share.

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
The following table presents distributions per share that were declared during the year ended December 31, 2022 and the nine months ended September 30, 2023:

	Distributions
Three Months Ended	Per Share	Amount
2022
March 31, 2022 (one record date)	$0.28	$15,948
June 30, 2022 (one record date)	0.28	15,949
September 30, 2022 (one record date)	0.31	17,604
December 31, 2022 (two record dates)	0.58	32,074
Total distributions for the year ended December 31, 2022	$1.45	$81,575

2023
March 31, 2023 (one record date)	$0.34	$18,687
June 30, 2023 (one record date)	0.34	18,614
September 30, 2023 (two record dates)	0.39	21,276
Total distributions for the nine months ended September 30, 2023	$1.07	$58,577

On August 7, 2023, our co-chief executive officers declared a supplemental distribution of $0.05 per share for both the third and fourth quarters of 2023, paid on October 16, 2023 and payable on January 15, 2024, respectively, to shareholders of record as of September 29, 2023 and December 29, 2023, respectively.

On November 6, 2023, our co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the fourth quarter of 2023, payable on December 15, 2023 to shareholders of record as of December 1, 2023.

For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of September 30, 2023 and November 3, 2023, our aggregate outstanding borrowings under the JPM Credit Facility were $600,000 and $575,000, respectively, and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $75,000 and $100,000, respectively. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
UBS Facility
As of September 30, 2023 and November 3, 2023, our outstanding borrowings under the Amended UBS Facility were $122,500 and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $27,500. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
2026 Notes

As of September 30, 2023 and November 3, 2023, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2021 More Term Loan
As of September 30, 2023 and November 3, 2023, our outstanding borrowings under the 2021 More Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2021 More Term Loan. For a detailed discussion of our 2021 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2022 More Term Loan
As of September 30, 2023 and November 3, 2023, our outstanding borrowings under the 2022 More Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 More Term Loan. For a detailed discussion of our 2022 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
Series A Notes

As of September 30, 2023 and November 3, 2023, we had $80,712 and $113,858, respectively, in aggregate principal amount of Series A Notes and Additional Series A Notes outstanding and there was no unfunded principal amount in connection with either the Series A Notes or the Additional Series A Notes. For a detailed discussion of our Series A Notes and Additional Series A Notes, refer to Note 8 and Note 14, respectively, to our consolidated financial statements included in this report.
Unfunded Commitments
As of September 30, 2023 and November 3, 2023, our unfunded commitments amounted to $59,170 and $57,644, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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

On February 28, 2023, we entered into a Deed of Trust with Mishmeret Trust Company Ltd., as trustee, pursuant to which we issued our Series A Notes and Additional Series A Notes. See Notes 8 and 14 to our consolidated financial statements for a more detailed description of the Deed of Trust, the Series A Notes and the Additional Series A Notes.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2023, 81.2% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of September 30, 2023, under the terms of the JPM Second Amendment, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.05% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month SOFR, plus a spread of (a) to (but excluding) November 19, 2023, 3.525% per year, and (b) thereafter, 3.20% per year. Pursuant to the terms of the Deed of Trust, the Series A Notes and Additional Series A Notes bear interest at a floating rate equal to average overnight SOFR, plus a credit spread of 3.82% per year. Pursuant to the terms of the 2022 More Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the Third Amended JPM Credit Facility (including the JPM Second Amendment), the Amended UBS Facility, the Series A Notes (including the Additional Series A Notes) or the 2022 More Term Loan in effect as of September 30, 2023:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(15,409)	(14.0)%
Down 200 basis points	(10,383)	(9.5)%
Down 100 basis points	(5,248)	(4.8)%
Down 50 basis points	(2,624)	(2.4)%
No change to current base rate (5.45% as of September 30, 2023)	—	—
Up 50 basis points	2,624	2.4%
Up 100 basis points	5,248	4.8%
Up 200 basis points	10,496	(9.6)%
Up 300 basis points	15,744	14.3%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes and the 2021 More Term Loan), or the net asset value of our common stock in the event of sudden changes in interest rates. Approximately 7.3% of our investments paid fixed interest rates as of September 30, 2023. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the net asset value of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2023 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2023.
The table below provides information concerning our repurchases of shares of our common stock in the open market during the three months ended September 30, 2023 pursuant to our share repurchase policy.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2023	54,048	$10.74	54,048	(1)
August 1 to August 31, 2023	18,518	10.96	18,518	(1)
September 1 to September 30, 2023	95,457	10.65	95,457	(1)
Total	168,023	$10.72	168,023	(1)
(1)A description of the shares of our common stock that may be repurchased is set forth in a discussion of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

The table below provides information concerning our repurchases of shares of our common stock in the open market during the three months ended September 30, 2023 pursuant to our distribution reinvestment plan in order to satisfy the reinvestment portion of our distributions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2023	—	$—	—	—
August 1 to August 31, 2023	—	—	—	—
September 1 to September 30, 2023	160,383	11.10	160,383	(1)
Total	160,383	$11.10	160,383	(1)
(1) A description of the shares of our common stock that may be repurchased is set forth in a discussion of the New DRP in Note 5 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Date: November 8, 2023
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)