Form 10-K
period 2023-12-31
CION Investment Corp
filed 2024-03-14
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price on that date of $10.38 on the New York Stock Exchange, was approximately $564,737,167.
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 6, 2024 was 53,844,131.

Documents Incorporated by Reference. None.

CĪON INVESTMENT CORPORATION
FORM 10-K

PART I
Forward-Looking Statements

Some of the statements within this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve numerous risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of inflation, high interest rates and the risk of recession;
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
•the dependence of our future success on the general economy and its impact on the industries in which we invest, including inflation and high interest rates and the related economic disruptions caused thereby;
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

Summary of Risk Factors

An investment in our securities involves a high degree of risk and may be considered speculative. Some, but not all, of the risks and uncertainties that we face are related to:

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
•increasing scrutiny from stakeholders and regulators with respect to ESG matters and corporate social responsibility may impose additional costs and expose us to additional risks;

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
•we are exposed to risks associated with changes in interest rates, including the current high interest rate environment;
•inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies;
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
•the effect of global climate change may impact our operations and the operations of our portfolio companies;

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
•in addition to regulatory requirements that restrict our ability to raise capital, the JPM Credit Facility, the UBS Facility, the 2026 Notes, the More Term Loans, the Series A Notes and the 2027 Notes contain various covenants that, if not complied with, could accelerate repayment under such secured and unsecured borrowings, thereby materially and adversely affecting our liquidity, financial condition and results of operations;
•the 2026 Notes, the More Term Loans, the Series A Notes and the 2027 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future;

Federal Income Tax Risks

•we will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, or to satisfy RIC distribution requirements;

Risks Relating to an Investment in Our Common Stock

•the market price of our common stock may fluctuate significantly;
•we cannot assure you that a market for shares of our common stock will be maintained or the market price of our shares will trade close or at a premium to our net asset value, or NAV;
•sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock;
•we may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock;
•we may incur significant costs as a result of being a public company;

•in 2023 we obtained, and in 2024 we intend to seek, the approval of our shareholders to issue shares of our common stock at prices below the then current NAV per share of our common stock. If we issue such shares and again receive such approval from shareholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share and potentially the trading price of our common stock;
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
•political, social and economic uncertainty, including uncertainty related to the Russia-Ukraine war and more recently the Israel-Hamas war, creates and exacerbates risks;
•the capital markets may experience periods of disruption, instability and economic uncertainty. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations;
•we are highly dependent on the information systems of CIG and operational risks including systems failures could significantly disrupt our business, result in losses or limit our growth, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions; and
•cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results. For a more detailed discussion of the risks that you should consider prior to investing in our securities, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted. In addition, all share and per share amounts for 2021 have been retroactively adjusted to reflect the two-to-one reverse stock split, which became effective on September 21, 2021, or the Reverse Stock Split.
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

We are managed by CIM, our affiliate and a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. We have also entered into an administration agreement with CIM to provide us with administrative services necessary for us to operate. CIM is a controlled and consolidated subsidiary of CION Investment Group, LLC, or CIG, our affiliate. As a member of CIM, CIG’s investment professionals provide investment advisory services, including advice, evaluation and recommendations with respect to our investments. Additionally, Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, Inc. (NYSE: APO), or Apollo, also a member of CIM and a registered investment adviser under the Advisers Act, performs certain services for CIM, which include, among other services, providing (a) trade and settlement support; (b) portfolio and cash reconciliation; (c) market pipeline information regarding syndicated deals, in each case, as reasonably requested by CIM; and (d) monthly valuation reports and support for all broker-quoted investments. AIM may also, from time to time, provide us with access to potential investment opportunities made available on Apollo’s credit platform on a similar basis as other third-party market participants. All of our investment decisions are the sole responsibility of, and are made at the sole discretion of, CIM’s investment committee, which consists entirely of CIG senior personnel.

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

To enhance our opportunity for gain, we employ leverage as market conditions permit and at the discretion of CIM. On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC's debt to equity from a maximum of 1-to-1 to a maximum of 2-to-1, so long as certain approval and disclosure requirements are satisfied. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150% (i.e., $2 of debt outstanding for each $1 of equity), which allows us to increase the maximum amount of leverage that we are permitted to incur. Such asset coverage ratio became effective on December 31, 2021. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

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

Portfolio and Investment Activity

As of December 31, 2023, we engaged in the purchase of debt and equity securities primarily issued by portfolio companies and lend directly to portfolio companies. The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of December 31, 2023:

	December 31, 2023
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,604,111	$1,565,171	85.0%
Senior secured second lien debt	41,280	29,111	1.6%
Collateralized securities and structured products - equity	2,362	1,096	0.1%
Unsecured debt	31,693	12,874	0.7%
Equity	182,738	232,572	12.6%
Subtotal/total percentage	1,862,184	1,840,824	100.0%
Short term investments(2)	113,446	113,446
Total investments	$1,975,630	$1,954,270
Number of portfolio companies			111
Purchased at a weighted average price of par			96.33%
Gross annual portfolio yield based upon the purchase price(3)			12.12%
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
Our Common Stock and Listings

On December 17, 2012, we met our minimum offering requirement of $2,500 in capital raised from persons not affiliated with us, admitted our initial public investors as shareholders and officially commenced operations. Our initial continuous public offering ended on December 31, 2015, and our follow-on continuous public offering commenced on January 25, 2016 and ended on January 25, 2019, the date on which we closed the public offering of our shares. On October 5, 2021, our shares of common stock commenced trading on the NYSE under the ticker symbol “CION”, or the Listing. Since commencing our initial continuous public offering on July 2, 2012 and through December 31, 2023, we sold 54,184,636 shares of common stock for corresponding net proceeds of $1,133,345. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451 pursuant to our pre-Listing distribution reinvestment plan, for which we issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $259,392, for which we repurchased 16,084,731 shares of common stock. As of December 31, 2023, 16,084,731 shares of common stock repurchased had been retired. For a complete description of our pre-Listing and post-Listing distribution reinvestment plans and pre-Listing and post-Listing share repurchase programs, refer to "Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this report.

On February 26, 2023, our shares of common stock and our Series A Notes listed and commenced trading in Israel on the Tel Aviv Stock Exchange Ltd., or the TASE, under the ticker symbol “CION” and "CION B1", respectively. For a detailed discussion of our Series A Notes, refer to Note 8 to our consolidated financial statements included in this report.

On September 15, 2023, our shareholders approved a proposal that authorizes us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period following such shareholder approval. As of December 31, 2023, we had not issued any such shares. See "Item 1. Business - Regulation" below.

Distributions

In January 2013, we began authorizing monthly distributions to our shareholders. From February 1, 2014 through July 17, 2017, our board of directors authorized and declared on a monthly basis a weekly distribution amount per share of our common stock.  On July 18, 2017, our board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of our common stock. Effective September 28, 2017, our board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which are ratified by our board of directors, each on a quarterly basis. Beginning on March 19, 2020, we changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020. On July 15, 2020, our board of directors determined to recommence the payment of distributions to shareholders in August 2020. On September 15, 2021, we changed the timing of declaring and paying regular distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. Distributions in respect of future quarters and any supplemental or special distributions will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration. Declared regular distributions are paid quarterly.

Our management declared and our board of directors ratified distributions for 7, 5 and 11 record dates during the years ended December 31, 2023, 2022 and 2021, respectively. The following table presents distributions per share that were declared during the years ended December 31, 2023, 2022 and 2021:

	Distributions
Three Months Ended	Per Share(1)	Amount
2021
March 31, 2021 (three record dates)	$0.2648	$15,029
June 30, 2021 (three record dates)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530
2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	0.2800	15,949
September 30, 2022 (one record date)	0.3100	17,604
December 31, 2022 (two record dates)	0.5800	32,074
Total distributions for the year ended December 31, 2022	$1.4500	$81,575
2023
March 31, 2023 (one record date)	$0.3400	$18,687
June 30, 2023 (one record date)	0.3400	18,614
September 30, 2023 (two record dates)	0.3900	21,276
December 31, 2023 (three record dates)	0.5400	29,290
Total distributions for the year ended December 31, 2023	$1.6100	$87,867
(1) The per share distribution amount for 2021 has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to the consolidated financial statements included within this report.

On March 11, 2024, our co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the first quarter of 2024 payable on March 28, 2024 to shareholders of record as of March 22, 2024.

We intend to pay distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. Therefore, subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize, declare, and pay regular cash distributions on a quarterly basis. However, there can be no assurances that we will maintain positive investment performance in future periods in order to sustain our distributions or be able to pay distributions at all. For a detailed discussion of our distributions, refer to Note 5 to our consolidated financial statements included in this report.

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

Mark Gatto and Michael A. Reisner, together with Keith S. Franz, Gregg A. Bresner, Stephen Roman, Eric A. Pinero and Charlie Arestia, form the senior management team of CIM. Both Messrs. Gatto and Reisner have significant managerial and investing experience and serve as our co-chairmen and co-chief executive officers.

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

Pursuant to an administration agreement, CIM furnishes us with office facilities and equipment, and clerical, bookkeeping and record keeping services. CIM also oversees our financial records and prepares our reports to shareholders and reports filed with the SEC. CIM also performs the calculation and publication of our NAV and oversees the preparation and filing of our tax returns, the payment of our expenses and the performance of various third party service providers. Furthermore, CIM provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. On August 7, 2023, our board of directors, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing August 9, 2023.

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

Market Opportunity

We believe that the market for lending to private U.S. middle-market companies continues to present a compelling investment opportunity. CIM’s management team has witnessed significant demand for debt capital among middle-market companies that have the characteristics we target. We believe that this demand, coupled with the fragmented availability of funding within our target market, will continue to enable us to achieve favorable transaction pricing. We believe that the following characteristics and market trends support our belief:

•The middle-market is a large addressable market that continues to grow. According to the National Center for the Middle Market Year-End 2023 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies employing approximately 48 million people. Approximately 59% of middle market companies have increased their workforce by an average of 9.6%, which is well above the overall average middle market employment growth rate of 4.8%. In addition, the U.S. middle-market accounts for approximately one-third of private sector gross domestic product, or GDP, which, measured on a global scale, would be the fifth largest global economy. Collectively, the U.S. middle market generates more than $10 trillion in annual revenue. The year-over-year revenue growth rate realized by the middle market reached an all-time high of 12.4%, with 83% of middle market companies reporting revenue increases in 2023 and 55% of middle market companies experiencing double-digit growth compared to 2022. The National Center for the Middle Market defines middle-market companies as those with $10 million to $1 billion in annual revenue, which we believe has significant overlap with our definition of middle-market companies that generally possess EBITDA of $75 million or less.

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

•It is difficult for new direct lending platforms to enter the middle market and fill the capital void because it is very fragmented. While the middle market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on pre-existing relationships, referrals and word of mouth. Developing the many relationships and wide-spread recognition required to become a source of capital to the middle market is a time consuming, highly resource-intensive endeavor. As a result, we believe that it is difficult for new lending platforms to successfully enter the middle market, thereby providing insulation from rapid shifts in the supply of capital to the middle market that might otherwise disrupt pricing of capital.

•There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to finance strategic transactions. We expect that middle-market private equity firms will continue to invest the approximately $1.7 trillion raised since 2013 in middle-market companies, as reported in Pitchbook’s 3Q 2023 U.S. PE Middle Market Report, and that these private equity firms will seek to support their investments with senior loans from other sources, such as us.

•Specialized lending and unfunded private equity commitments drive demand for debt capital.  Lending to small- and middle-market companies requires in-depth diligence, credit expertise, structuring experience and active portfolio management. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. As such, we believe that, of the U.S. financial institutions that are not liquidity constrained, few are capable of pursuing a sustained lending strategy successfully. We believe this creates a significant supply/demand imbalance for small and middle-market credit. We also expect that private equity firms will continue to pursue acquisitions and will seek to leverage their equity investments with debt financing, including senior debt, unitranche debt, and mezzanine loans provided by companies such as ours. According to Pitchbook, from 2020 to 2023, the aggregate assets under management in private debt funds, BDCs, and interval funds investing in middle-market companies have reached $869 billion. Also, adding to the imbalance in the availability of credit is the significant amount of unallocated private equity capital raised since 2013 described above, much of which will require debt financing in the coming years. As depicted in the chart below, almost $956 billion of unfunded private equity commitments were outstanding through the first quarter of 2023 (Source: Pitchbook's Q3 2023 Global Private Credit Review).

 * As of 3/31/2023
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

1 Excludes all facilities in default.
Source: Pitchbook LCD and Morningstar LSTA US Leveraged Loan Index.

2 Excludes all facilities in default.
Spread calculations have been adjusted to be based off of the bid rather than par (that is assuming that the discounted margin is as a percent of the current market value rather than the par amount of the loan).
Source: Pitchbook LCD and Morningstar LSTA US Leveraged Loan Index.

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

•Broad portfolio.  We seek to create a portfolio of companies engaged in a variety of industries and located in a variety of geographic locations, thereby potentially reducing the risk of a downturn in any one industry, including, without limitation, because of inflation, high interest rates, the risk of recession, or geographic location having a disproportionate impact on the value of our portfolio. We are not a “diversified company” as such term is defined under the 1940 Act. Because we are a BDC, we focus on and invest at least 70% of our total assets in U.S. companies, but seek to maintain investments across the various geographic regions of the U.S. To the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. We cannot assure investors that we will be successful in our efforts to maintain a broad portfolio of investments.

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

Typical Leveraged Capital Structure Diagram

 Senior Secured Debt

First Lien Loans

First lien secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a company. Generally, our first lien secured loans are expected to have maturities of three to six years, offer some form of amortization, and have first priority security interests in the assets of the borrower. We expect that our first lien secured loans typically will have variable interest rates ranging between 4.0% and 9.0% over a standard benchmark, such as the prime rate or the Secured Overnight Financing Rate, or SOFR. In some cases, a portion of the total interest may accrue or be paid in kind.

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

Second Lien Loans

Second lien secured loans are immediately junior to first lien secured loans and have substantially the same maturities, collateral and covenant structures as first lien secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to first lien secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with mezzanine loans. Generally, we expect these loans to carry a fixed rate of 10.0% to 13.0% or a floating current yield of 7.0% to 12.0% over the prime rate or SOFR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

Unsecured Debt

In addition to first lien loans and second lien loans, we also may invest a portion of our assets in unsecured debt, including corporate bonds and subordinated debt. Unsecured debt investments usually rank junior in priority of payment to first lien loans and second lien loans, but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to first lien loans and second lien loans, unsecured debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target unsecured debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, unsecured debt investments have maturities of five to eight years. Generally, we expect these securities to carry a fixed rate of 10% to 15%. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind.

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

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for significant gains, or in connection with securing particularly favorable terms in a debt investment, we may make primarily non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be of high quality. Alternatively, we may hold equity-related securities consisting primarily of warrants or other equity interests generally obtained in connection with our unsecured debt investments. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 20%.

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

CION/EagleTree Partners, LLC

On December 21, 2021, we formed CION/EagleTree Partners, LLC, or CION/EagleTree, an off-balance sheet joint venture partnership with ET-BC Debt Opportunities, LP, or ET-BC, which is an affiliate of EagleTree Capital, LP, or EagleTree. EagleTree made a Firm-level investment with proprietary capital. CION/EagleTree jointly pursues debt and equity opportunities, as well as special situation, crossover, subordinated and other junior capital investments that leverages our and EagleTree's combined sourcing and portfolio management capabilities.

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

We also serve as administrative agent to CION/EagleTree to provide servicing functions and other administrative services. In certain cases, these servicing functions and other administrative services may be performed by CIM. Amounts charged to CION/EagleTree by us for services performed by CIM are netted against amounts we are charged by CIM for administrative services.

On December 21, 2021, CION/EagleTree issued senior secured notes of $61,629 to us and $10,875 to ET-BC, or the CION/EagleTree Notes. The CION/EagleTree Notes bear interest at a fixed rate of 14.0% per year and are secured by a first priority security interest in all of the assets of CION/EagleTree. As of December 31, 2023, we held $59,598 and ET-BC held $4,904 of the CION/EagleTree Notes. The obligations of CION/EagleTree under the CION/EagleTree Notes are non-recourse to us.

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
Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights. We may also enter into interest rate hedging transactions at the sole discretion of CIM. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate. Furthermore, our ability to engage in hedging transactions may be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission, or CFTC.

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
•on-site visits, if deemed necessary, as well as meetings and other engagements with management and other key personnel;
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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2023 and 2022, excluding short term investments of $113,446 and $10,869, respectively:

	December 31, 2023		December 31, 2022
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$98,255	5.3%	$24,450	1.4%
2	1,603,975	87.2%	1,424,681	81.5%
3	120,132	6.5%	260,662	14.9%
4	10,304	0.6%	39,032	2.2%
5	8,158	0.4%	336	—
	$1,840,824	100.0%	$1,749,161	100.0%
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
Use of Leverage - Our Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of CIM. Our (i) $675 million senior secured credit facility, or the JPM Credit Facility, with JPMorgan Chase Bank, National Association, or JPM, (ii) $150 million repurchase agreement, or the UBS Facility, with UBS AG, or UBS, (iii) $125 million senior unsecured notes due in 2026, or the 2026 Notes, (iv) $100 million senior unsecured notes due in 2027, or the 2027 Notes, (v) $30 million unsecured term loan, or the 2021 More Term Loan, with More Provident Funds Ltd., or More, (vi) $50 million unsecured term loan, or the 2022 More Term Loan, with More, and (vii) approximately $114.8 million in Series A unsecured notes due in 2026, or the Series A Notes, allow us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of leverage involves significant risks. As of December 31, 2023, our total outstanding consolidated indebtedness, at par value, was approximately $1.09 billion, $672.5 million of which was secured and was indebtedness of our subsidiaries, and we had $152.5 million of commitments available to be borrowed under our existing secured financing arrangements. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangements.

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC's debt to equity from a maximum of 1-to-1 to a maximum 2-to-1, so long as certain approval and disclosure requirements are satisfied. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150%, which allows us to increase the maximum amount of leverage that we are permitted to incur. Such asset coverage ratio became effective on December 31, 2021. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As of December 31, 2023 and 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 181% and 192%, respectively.
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

BDCs are closed-end funds that elect to be regulated as BDCs under the 1940 Act. As such, BDCs are subject to only certain provisions of the 1940 Act, as well as the Securities Act and the Exchange Act. BDCs are provided greater flexibility under the 1940 Act than are other investment companies in dealing with their portfolio companies, issuing securities, and compensating their managers. BDCs can be internally or externally managed and may qualify to elect to be taxed as RICs for federal tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a BDC’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be or withdraw our election as a BDC, unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) a majority of our outstanding voting securities.

We are generally not able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing shareholders, in payment of distributions and in certain other limited circumstances. On September 15, 2023, our shareholders approved our ability to sell or otherwise issue during the next year shares of our common stock at a price below our then current NAV per share in one or more public or private offerings of our common stock not exceeding 25% of such then outstanding shares. If we issue such shares and again receive such approval from shareholders in 2024 or otherwise in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock.

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

Code of Ethics

We and CIM have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The code of ethics is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 10, 2023, which is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov, and is also available on our Internet site at http:www.cionbdc.com and Exhibit 14.1 to this Annual Report on Form 10-K. Shareholders may also obtain copies by electronic request at the following e-mail address: publicinfo@sec.gov.

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

We generally will not receive any nonpublic personal information relating to shareholders who purchase our common stock. We may collect nonpublic personal information regarding our existing investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for everyday business purposes, for example, to service the investor’s accounts and, unless an investor opts out, provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by our investors in investor subscription agreements or our organizational documents; (ii) as required by applicable law or in connection with a properly authorized legal or regulatory investigation, subpoena or summons, or to respond to judicial process or government regulatory authorities having property jurisdiction; (iii) as required to fulfill investor instructions; or (iv) as otherwise permitted by applicable law to perform support services for investor accounts or process investor transactions with us or our affiliates.

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect your information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A—Risk Factors—General Risk Factors—Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results” in this report.

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
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance.

Due to our Listing, we are no longer a “non-accelerated filer” as defined in Rule 12b-2 of the Exchange Act and as a result, we are required to comply with the independent auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, which requires our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting. Complying with Section 404(b) requires a rigorous compliance program as well as adequate time and resources. We are subject to significant documentation and administrative burdens as a result of being required to comply with Section 404(b), which requires us to utilize additional resources, and our internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our securities.

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

Compliance with Exchange Listing Requirements

Our common stock is listed on the NYSE under the symbol “CION”. As a listed company on the NYSE, we are subject to various listing standards including corporate governance listing standards. We believe we are in compliance with these rules and standards. On February 26, 2023, our common stock and our Series A Notes listed in Israel on the TASE under the symbol “CION” and "CION B1", respectively, which subjects us to various TASE listing standards including corporate governance listing standards. We believe we are also in compliance with these rules and standards.

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

Recent Developments

Q1 2024 Regular Distribution

On March 11, 2024, our co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the first quarter of 2024 payable on March 28, 2024 to shareholders of record as of March 22, 2024.

Available Information

We file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. We maintain a website at www.cionbdc.com and make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge, on or through our website. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and shareholders should not consider information contained on our website to be part of this Annual Report on Form 10-K. You may also obtain such information by contacting us, in writing at: 100 Park Avenue, 25th Floor, New York, New York 10017, or toll free at 1-877-822-4276 or collect at (212) 418-4700. The SEC maintains an Internet site that contains reports, proxy statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk, including those relating to our structure and investment objective. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in our securities. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV and the trading price of our shares of common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

Our board of directors may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results or trading price of our common stock. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the 2008 financial crisis and the 2020 outbreak of the COVID-19 pandemic, which may cause pricing levels to similarly decline or be volatile. During the financial crisis and the 2020 outbreak of the COVID-19 pandemic, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis and the pandemic generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

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

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have invested in areas in which they have not traditionally invested, including making investments in small to mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle-market private U.S. companies has intensified. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms.

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

Certain factors that may be considered in determining the fair value of our investments include investment dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our common stock may not receive distributions or that our distributions may not grow over time.

We may not maintain investment results that will allow us to pay a specified level of distributions or year-to-year increases in distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

The amount of any distributions we may pay is uncertain and our distributions may exceed our earnings. Therefore, portions of the distributions that we pay may represent a return of capital to shareholders that will lower their tax basis in their common stock.

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

The tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions paid during a tax year may not finally be determined until after the end of that tax year. We may pay distributions during a tax year that exceed our investment company taxable income and net capital gains for that tax year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock (if any) or from borrowings in anticipation of future cash flow, which could constitute a return of shareholders’ capital and will lower such shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.

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

Due to our Listing, we are no longer a “non-accelerated filer” as defined in Rule 12b-2 of the Exchange Act and as a result, we are required to comply with the independent auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Complying with Section 404(b) requires a rigorous compliance program as well as adequate time and resources. We are subject to significant documentation and administrative burdens as a result of being required to comply with Section 404(b), which will require us to utilize additional resources, and our internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our securities.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors, including through delegation to CIM as our valuation designee. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

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

The members of the senior management and investment teams of CIM may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we rely on CIM to manage our day-to-day activities and to implement our investment strategy. CIM and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, CIM, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated funds. CIM and its officers and employees will devote only as much of its or their time to our business as CIM and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

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

Our future success depends, to a significant extent, on the continued services of the officers and employees of CIM and its affiliates. The loss of services of one or more members of CIM’s management team, including members of our investment committee, could adversely affect our financial condition, business and results of operations.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our NAV per share, which may be a disadvantage as compared with other public companies. However, in 2023 we obtained, and in 2024 we intend to again seek, the approval of our shareholders to issue shares of our common stock at prices below the then current NAV per share of our common stock in accordance with the 1940 Act. We may also, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of our common stock if our board of directors, including our independent directors, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors, CIM or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by CIM or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. Although on August 30, 2022, we, CIM and certain of our affiliates were granted the Order for exemptive relief by the SEC for us to co-invest with other funds managed by CIM or certain affiliates, our board of directors or CIM’s investment committee may determine that we should not participate in a co-investment transaction.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our secured credit facilities, which include the JPM Credit Facility and the UBS Facility, or cash flows from operations. Our working capital is used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our shareholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

Increasing scrutiny from stakeholders and regulators with respect to ESG matters and corporate social responsibility may impose additional costs and expose us to additional risks.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social and governance, or ESG, activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG ratings and measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly in a number of areas, including, but not limited to, diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance, and transparency and consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that our ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all ESG considerations across geographies and investor types. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities.

Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing European Union, or EU, labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future.

There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. In 2021, the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. Further, in 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors that would mandate extensive disclosure of climate-related data, risks, and opportunities for certain public companies. In addition, the SEC has announced that it is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect to board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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
•For accounting purposes, distributions to shareholders representing original issue discount income do not come from paid-in capital, although they may be paid from offering proceeds (if any) or borrowings. Thus, although a distribution of original issue discount income comes from the cash invested by shareholders or from borrowings, the 1940 Act does not require that shareholders be given notice of this fact.
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

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the company’s common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We are exposed to risks associated with changes in interest rates, including the current high interest rate environment.

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

Changing interest rates, including rates that fall below zero, may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of high interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, high interest rates could also adversely affect our performance if such rates cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, high interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a SOFR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, high interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

In an effort to combat inflation, the Federal Reserve increased the federal funds rate in 2023. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. If general interest rates remain high, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay high interest amounts, which could result in a default under their loan documents with us. High interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, high interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to pay distributions at a level that provides a similar return, which could reduce the value of our common stock. A decrease in the general level of interest rates can be expected to lead to lower interest rates applicable to our portfolio investments and therefore lower net investment income available for distributions to shareholders. The timing, number and amount of any such future interest rate changes are uncertain and there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been impacted by inflation. Although the U.S. inflation rate has decreased in the fourth quarter of 2023, it remains well above the historic levels over the past several decades. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and certain of our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans, particularly if interest rates remain high or rise further in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and NAV. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.

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

The effect of global climate change may impact our operations and the operations of our portfolio companies.

Climate change is widely considered to be a significant threat to the global economy. Climate change creates physical and financial risk and we and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.

Risks Relating to Our Debt Financings

The Small Business Credit Availability Act of 2018 allows us to incur additional leverage and our shareholders approved a proposal permitting us to incur additional leverage, effective December 31, 2021.

As a BDC, we were generally not permitted to incur indebtedness unless immediately after such borrowings we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). On March 23, 2018, the Small Business Credit Availability Act of 2018, which amended Section 61(a) of the 1940 Act, was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC’s debt to equity from a maximum of 1-to-1 to a maximum of 2-to-1, so long as certain approval and disclosure requirements are satisfied. Specifically, a BDC is permitted to apply a lower minimum asset coverage ratio of 150% if: (1) the BDC complies with certain additional asset coverage disclosure requirements; and (2)(A) a “required majority” of the BDC’s directors, as defined in Section 57(o) of the 1940 Act, approves the application of such a lower minimum asset coverage ratio to the BDC, in which case the 150% minimum asset coverage ratio will become effective on the date that is one year after the date of such independent director approval; or (B) the BDC obtains, at a special or annual meeting of its shareholders at which a quorum is present, the approval of more than 50% of the votes cast for the application of such a lower minimum asset coverage ratio to the BDC, in which case the 150% minimum asset coverage ratio will become effective on the first day after the date of such shareholder approval.

On December 30, 2021, we received approval from our shareholders to reduce our minimum "asset coverage" ratio from 200% to 150% in accordance with the 1940 Act, effective December 31, 2021. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. We are also subject to asset coverage requirements for total borrowings under our financing arrangements. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay distributions, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.

Since we have borrowed money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. Since we have used leverage to partially finance our investments through borrowings from banks and other institutional investors, shareholders experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay distributions to our shareholders. In addition, our shareholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to CIM.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future. Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. See "The Small Business Credit Availability Act of 2018 allows us to incur additional leverage and our shareholders approved a proposal permitting us to incur additional leverage, effective December 31, 2021” above for more information. On December 30, 2021, we received approval from our shareholders to reduce our minimum "asset coverage" ratio from 200% to 150% in accordance with the 1940 Act, which allows us to increase the maximum amount of leverage that we are permitted to incur. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to pay distributions to shareholders may be significantly restricted or we may not be able to pay any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our board of directors, a majority of whom are independent directors with no material interests in such transactions.

At December 31, 2023, 2022 and 2021, our borrowings for the BDC coverage ratio were $1,092,344, $957,500 and $830,000, respectively, and resulted in coverage ratios of 181%, 192% and 212%, respectively. For a detailed discussion on the coverage ratio calculation, refer to Note 13 to our consolidated financial statements included in this report.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.00 billion in total assets as of December 31, 2023, (ii) a weighted average cost of funds of 8.95%, (iii) $1,092 million in debt outstanding (i.e., assumes that 88% of the $1.24 billion available to us as of December 31, 2023 under our financing arrangements as of such date is outstanding) and (iv) $880 million in shareholders’ equity. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	(33.86)%	(22.49)%	(11.11)%	0.27%	11.65%

Similarly, assuming (i) $2.00 billion in total assets as of December 31, 2023, (ii) a weighted average cost of funds of 8.95% and (iii) $1,092 million in debt outstanding (i.e., assumes that 88% of the $1.24 billion available to us as of December 31, 2023 under our financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 4.88% just to cover the annual interest payments on our outstanding debt.

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

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to CIM with respect to pre-incentive fee net investment income. A decrease in the general level of interest rates can be expected to lead to lower interest rates applicable to our portfolio investments and lower net investment income available for distributions to shareholders.

In addition to regulatory requirements that restrict our ability to raise capital, the JPM Credit Facility, the UBS Facility, the 2026 Notes, the More Term Loans, the Series A Notes and the 2027 Notes contain various covenants that, if not complied with, could accelerate repayment under such secured and unsecured borrowings, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The agreements governing the JPM Credit Facility, the UBS Facility, the 2026 Notes, the More Term Loans, the Series A Notes and the 2027 Notes require us to comply with certain financial and operational covenants. These covenants may include, among other things:

•restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;
•restrictions on our ability to incur liens; and
•maintenance of a minimum level of shareholders’ equity.

As of the date of this Annual Report, we are in compliance in all material respects with the covenants of the JPM Credit Facility, the UBS Facility, the 2026 Notes, the More Term Loans, the Series A Notes and the 2027 Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders’ equity.

Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the JPM Credit Facility, the UBS Facility, the 2026 Notes, the More Term Loans, the Series A Notes and the 2027 Notes. Failure to comply with these covenants could result in a default under such secured and unsecured borrowings, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

The 2026 Notes, the More Term Loans, the Series A Notes and the 2027 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2026 Notes, the 2021 More Term Loan, the 2022 More Term Loan, the Series A Notes and the 2027 Notes are generally not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes, the 2021 More Term Loan, the 2022 More Term Loan, the Series A Notes and the 2027 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes, the 2021 More Term Loan, the 2022 More Term Loan, the Series A Notes and the 2027 Notes. As a result, the indebtedness under the JPM Credit Facility and the UBS Facility is therefore effectively senior in right of payment to our 2026 Notes, the 2021 More Term Loan, the 2022 More Term Loan, the Series A Notes and the 2027 Notes to the extent of the value of such assets.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet the following annual distribution, income source and asset diversification requirements:

•The annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and are subject to certain financial covenants under our financing arrangements that could, under certain circumstances, restrict us from paying distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to pay a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Deferred PIK interest instruments may have less reliable valuations because these instruments have continuing accruals that require continuing judgment about the collectability of the deferred payments and the value of any associated collateral. In addition, deferred PIK interest instruments create the risk of non-refundable cash payments to our investment adviser based on non-cash accruals that ultimately may not be realized. For accounting purposes, any distributions to shareholders representing deferred PIK interest income are not treated as coming from paid-in capital, even though the cash to pay these distributions may come from offering proceeds (if any) or borrowings. Thus, although a distribution of deferred PIK interest may come from the cash invested by shareholders or from borrowings, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.

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

We cannot assure you that a market for shares of our common stock will be maintained or the market price of our shares will trade close or at a premium to NAV.

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

Public companies incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and the NYSE Listed Company Rules. Accordingly, we may incur significant additional costs as a result of being a public company. These requirements may place a strain on our systems and resources. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight may be required. We may be implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may incur significant additional annual expenses related to these steps such as, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to CIM, as our administrator, to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Due to the Listing, we are required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

In 2023 we obtained, and in 2024 we intend to seek, the approval of our shareholders to issue shares of our common stock at prices below the then current NAV per share of our common stock. If we issue such shares and again receive such approval from shareholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share and potentially the trading price of our common stock.

In September 2023, we obtained approval from our shareholders authorizing us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period. We have not issued any such shares as of the date of this report. In 2024, we intend to seek to obtain from our shareholders and they may approve a proposal that again authorizes us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period. Such approval would allow us to access the capital markets in a way that we were previously unable to do as a result of restrictions that, absent shareholder approval, apply to BDCs under the 1940 Act.

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

Potential investors will not have preemptive rights to any common stock we issue in the future. Our articles of incorporation authorize us to issue 500,000,000 shares of common stock. Pursuant to our articles of incorporation, a majority of our entire board of directors may amend our articles of incorporation to increase the number of authorized shares of common stock without shareholder approval. To the extent that we issue additional shares of common stock at or below NAV after an investor purchases shares of our common stock, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares of common stock.

Certain provisions of our articles of incorporation and bylaws could deter takeover attempts and have an adverse impact on the value of our common stock.

Our bylaws exempt us from the Maryland Control Share Acquisition Act, which significantly restricts the voting rights of control shares of a Maryland corporation acquired in a control share acquisition. If our board of directors were to amend our bylaws to repeal this exemption from the Maryland Control Share Acquisition Act, that statute may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. There can be no assurance, however, that we will not so amend our bylaws in such a manner at some time in the future. We will not, however, amend our bylaws to make us subject to the Maryland Control Share Acquisition Act without our board of directors determining that doing so would not conflict with the 1940 Act.

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

The NAV of our common stock may fluctuate significantly.

The NAV and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

We are authorized to purchase up to $60 million of shares of our common stock if our shares trade on the NYSE below the most recently announced NAV per share, subject to certain limitations. Any such purchases will be conducted in accordance with applicable securities laws. During the year ended December 31, 2023, we repurchased an aggregate of 1,114,848 shares under the 10b5-1 trading plan for an aggregate purchase price of $11,518, or an average purchase price of $10.33 per share. Purchases made under our 10b5-1 plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or slowing a decline in the market price of our common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

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

Concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, instability in the Chinese capital markets and the COVID-19 pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Our business is directly influenced by the economic cycle and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to remain high, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may remain high and cause interest rates and borrowing costs to remain high, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us. In an effort to combat inflation, the Federal Reserve increased the federal funds rate in 2023. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. The timing, number and amount of any such future interest rate changes are uncertain.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics or outbreaks of infectious diseases), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies with other countries, the Russia-Ukraine war and more recently the Israel-Hamas war, and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could also negatively impact the operating results of our portfolio companies.

Political, social and economic uncertainty, including uncertainty related to the Russia-Ukraine war and more recently the Israel-Hamas war, creates and exacerbates risks.

Social, political, economic and other conditions and events in the U.S., the United Kingdom, the European Union, China and elsewhere around the world (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

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

The conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the 1940 Act, (v) our ability to maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the government of the United States, issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyber incidents and espionage) cannot be predicted. The Israel-Hamas war has created similar adverse effects on regional and global economic markets, including social unrest in the United States and around the world. These events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

The capital markets may experience periods of disruption, instability and economic uncertainty. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption, instability and economic uncertainty. Such periods may result in, among other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. In addition, social and political tensions in the U.S. and around the world may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war and more recently the Israel-Hamas war, health epidemics and pandemics, rising interest rates or renewed inflationary pressure.

Significant disruption or volatility in the capital markets may also negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of inflation and high interest rates and measures taken in response thereto. Significant disruption or volatility in the capital markets also could limit our investment originations, limit the potential for liquidity events involving our investments, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Further, volatility and dislocation in the capital markets may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that we have raised over the last year has generally been at higher rates than we have raised debt at in the past due to the higher interest rate environment we have been experiencing. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a high interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, including the Russia-Ukraine war and more recently the Israel-Hamas war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

We are highly dependent on the information systems of CIG and operational risks including systems failures could significantly disrupt our business, result in losses or limit our growth, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

Our business is highly dependent on communications and information systems of CIG, the parent of CIM, which is our investment adviser and our administrator. In this Annual Report, we sometimes refer to hardware, software, information and communications systems maintained by CIG and used by us and CIM as “our” systems. We also face operational risk from transactions and key data not being properly recorded, evaluated or accounted for with respect to our portfolio companies. In addition, we face operational risk from errors made in the execution, confirmation or settlement of transactions. In particular, CIM is highly dependent on its ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we and CIM rely heavily on CIG’s financial, accounting and other data processing systems.

In addition, we operate in a business that is highly dependent on information systems and technology. CIG’s and our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining the information systems and technology, which may be partially allocated to or borne by us, may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to the information systems and technology, could have a material adverse effect on our business and results of operations.

Furthermore, a disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications, human resources systems or other services used by us, CIM or third parties with whom we conduct business could have a material adverse effect on our ability to continue to operate our businesses without interruption. Although we and CIG have disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses as a result of such a disaster or disruption, if at all.

We and CIG also rely on third-party service providers for certain aspects of our respective businesses, including for certain information systems, technology and administration of our portfolio company investments and compliance matters. Operational risks could increase as vendors increasingly offer mobile and cloud-based software services rather than software services that can be operated within CIG’s own data centers, as certain aspects of the security of such technologies may be complex, unpredictable or beyond our or CIG’s control, and any failure by mobile technology or cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential, proprietary or personal information. In addition, our counterparties’ information systems, technology or accounts may be the target of cyber-attacks. Any interruption or deterioration in the performance of these third parties or the service providers of our counterparties or failures or vulnerabilities of their respective information systems or technology could impair the quality of our operations and could impact our reputation, adversely affect our businesses and limit our ability to grow.

Finally, there has been significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact of such evolving technology to our business at this time.

Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber-attacks or other security breaches, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we, CIM or its employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information. The result of any cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks.

Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties. We or our third-party providers may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by foreign governments or cyber terrorists. We may be a target for attacks because, as a specialty finance company, we hold confidential and other sensitive information, including price information, about existing and potential investments. Further, we are dependent on third-party vendors for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration and compliance matters. While we rely on the cybersecurity strategy and policies implemented by CIG, which includes the performance of risk assessments on third-party providers, our reliance on them and their potential reliance on third-party providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on CIG, on us or on our third-party service providers could adversely affect us, our business and our reputation. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party providers.

As our reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those we or CIG control and those provided by third-party vendors. Cyber-attacks may originate from a wide variety of sources, and while CIG has implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information, personal or other sensitive information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched. CIG relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on its information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although CIG takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. CIG expects to be required to devote increasing levels of funding and resources, which may in part be allocated to us, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls.

Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of CIM’s employees, our investors and others and other sensitive information that CIG collects, processes and stores in its data centers and on its networks or those of its third-party service providers. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with applicable contractual or other legal obligations regarding such data or intellectual property or a violation of applicable privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.

Our portfolio companies also rely on similar systems and face similar risks. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. We may invest in strategic assets having a national or regional profile, the nature of which could expose them to a greater risk of being subject to a terrorist attack or cyber-attack than other assets or businesses. Such an event may have material adverse consequences on our investments or may require portfolio companies to increase preventative security measures or expand insurance coverage.

In addition, we operate in a business that is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. In the latter half of 2021, the SEC brought three charges, sanctioning eight companies, all of which were registered as broker dealers, investment advisory firms or both, for deficient cybersecurity policies and procedures, and settled charges in two separate actions against public companies for deficient disclosure controls and procedures violations related to a cybersecurity vulnerability that exposed sensitive customer information. More recently, the SEC proposed new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and BDCs, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and CIG’s policies and systems designed to manage cybersecurity risks and related disclosures. We also may face increased costs to comply with the new SEC rules, including CIG’s increased costs for cybersecurity training and management, a portion of which may be allocated to us. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the CCPA, the New York SHIELD Act, the General Data Protection Regulation, or GDPR, and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

There may be substantial financial penalties or fines for breach of privacy laws (which may include insufficient security for personal or other sensitive information). For example, the maximum penalty for breach of the GDPR is the greater of 20 million Euros and 4% of group annual worldwide turnover, and fines for each violation of the CCPA are $2,500, or $7,500 per violation for intentional violations. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize CIM’s employees’ or our investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our or CIG’s computer systems and networks (or those of our third-party service providers), or otherwise cause interruptions or malfunctions in CIM’s employees’, our investors’, our portfolio companies’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors, our portfolio companies and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to a loss of investors.

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
Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity Threats

We rely on the cybersecurity strategy and policies implemented by CIG, the parent of CIM, which is our investment adviser and our administrator. CIG’s cybersecurity strategy prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. CIG’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. CIG’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. CIG has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors and other third parties who entrust us with their sensitive information.

CIG’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help CIG prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us or CIM. CIG’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. In addition, CIG may periodically engage with third-party consultants and key vendors to assist it in assessing, enhancing, implementing and monitoring its cybersecurity risk management programs and responding to incidents.

The CIG cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training, including for employees of CIM. CIG also has annual certification requirements for employees, including employees who provide services to us pursuant to our investment advisory agreement and our administration agreement with respect to certain policies supporting the cybersecurity program, including CIG’s Information Security Policy, Business Continuity, Disaster Recovery and Cybersecurity Plan, and Privacy Policy. CIG undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of CIG’s and our critical third-party vendors and other partners. We depend on and engage various third parties, including suppliers, vendors, and service providers. Our risk management, legal, information technology, and compliance personnel identify and oversee risks from cybersecurity threats associated with our use of such third parties. CIG also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In the event of a cybersecurity incident impacting us or CIM, CIG has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of CIG, including coordinating with the relevant employees of CIM. The incident response plan includes notification to the applicable members of cybersecurity leadership. Depending on their nature, incidents may also be reported to the audit committee of our board of directors and to our full board of directors, if appropriate.

Material Impact of Cybersecurity Risks

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. In the last three fiscal years, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors— General Risk Factors—Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our board of directors provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our board of directors receives periodic updates from our Chief Compliance Officer regarding the overall state of our cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents. These reports also include updates on our preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

Our management, including our Chief Compliance Officer, and members of CIG’s information technology team, are responsible for assessing and managing material risks from cybersecurity threats. Such individuals possess relevant expertise in various disciplines that are key to effectively managing such risks, such as information systems technology, cybersecurity, regulatory compliance and corporate governance. Our management and members of CIG’s information technology team are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been listed on the NYSE under the ticker symbol "CION" since October 5, 2021. Prior to October 5, 2021, our shares were not listed on an exchange or quoted through a quotation system. The following table sets forth, for each fiscal quarter commencing September 30, 2021, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to NAV and distributions declared by us. On March 6, 2024, the last reported closing sales price of our common stock on the NYSE was $10.88 per share, which represented a discount of approximately (33.0)% to the NAV per share reported by us as of December 31, 2023.

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Declared Distributions(3)
	NAV(1)	High	Low
Fiscal Year Ending December 31, 2024
First Fiscal Quarter(4)	*	$11.43	$10.74	*	*	$0.34
Fiscal Year Ended December 31, 2023
First Fiscal Quarter	$15.11	$11.25	$9.42	(25.5)%	(37.7)%	$0.34
Second Fiscal Quarter	$15.31	$10.74	$9.13	(29.8)%	(40.4)%	$0.34
Third Fiscal Quarter	$15.80	$11.65	$10.48	(26.3)%	(33.7)%	$0.39
Fourth Fiscal Quarter	$16.23	$11.65	$9.70	(28.2)%	(40.2)%	$0.54
Fiscal Year Ended December 31, 2022
First Fiscal Quarter	$16.20	$14.98	$11.80	(7.5)%	(27.2)%	$0.28
Second Fiscal Quarter	$15.89	$14.13	$7.98	(11.1)%	(49.8)%	$0.28
Third Fiscal Quarter	$16.26	$10.85	$8.09	(33.3)%	(50.2)%	$0.31
Fourth Fiscal Quarter	$15.98	$10.83	$8.36	(32.2)%	(47.7)%	$0.58
Fiscal Year Ended December 31, 2021
Fourth Fiscal Quarter	$16.34	$14.86	$11.80	(9.1)%	(27.8)%	$0.46
(1) NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAV shown is based on outstanding shares at the end of the relevant quarter.
(2) Calculated as the respective high or low closing sales price less NAV divided by NAV as of the last day in the relevant quarter.
(3) Represents the distributions declared in the relevant quarter.
(4) Through March 6, 2024.
* NAV has not yet been calculated for this period.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. At times, our shares of common stock may trade at a premium to NAV and at times our shares of common stock have traded at a discount to the net assets attributable to those shares. It is not possible to predict whether shares of our common stock will trade at, above or below our NAV in the future. See “Risk Factors—Risks Related to an Investment in Our Common Stock—We cannot assure you that a market for shares of our common stock will be maintained or the market price of our shares will trade close or at a premium to NAV."

Holders
As of March 6, 2024, we had 2,199 record holders of our common stock, which includes Cede & Co. but does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of shareholders.

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
Listings

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

On February 26, 2023, our common stock and our Series A Notes listed in Israel on the TASE under the ticker symbol “CION” and "CION B1", respectively.

Distributions and Distribution Reinvestment Plan

We did not declare or pay any distributions during 2012. In January 2013, we began authorizing monthly distributions to our shareholders. From February 1, 2014 through July 17, 2017, our board of directors authorized and declared on a monthly basis a weekly distribution amount per share of our common stock. On July 18, 2017, our board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of our common stock. Effective September 28, 2017, our board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which are ratified by our board of directors, each on a quarterly basis. Beginning on March 19, 2020, we changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020. On July 15, 2020, our board of directors determined to recommence the payment of distributions to shareholders in August 2020. On September 15, 2021, we changed the timing of declaring and paying regular distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. Distributions in respect of future quarters and any supplemental or special distributions will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration.

Subject to our board of directors’ discretion and applicable legal restrictions, our management intends to continue to authorize and declare, and our board of directors intends to continue to ratify, a quarterly distribution amount per share of our common stock. Declared regular distributions are paid quarterly. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date such shareholder first owns shares of our common stock. From time to time, we may also pay interim supplemental or special distributions in the form of cash or shares of common stock at the discretion of our board of directors. As required under the 1940 Act, a quarterly estimate of the tax attributes of our distributions will be disclosed to our shareholders on our website at www.cionbdc.com; however, actual determinations of such tax attributes, including determinations from return of capital, will be made available annually as of the end of our fiscal year, based upon our taxable income and distributions paid for the full year. Each year, information regarding the source of our distributions (i.e., whether paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, the latter of which is a nontaxable distribution) will be disclosed to our shareholders on our website at www.cionbdc.com. Our distributions may exceed our earnings. As a result, a portion of the distributions we make may represent a return of capital.

We elected to be treated for U.S. federal income tax purposes as a RIC, as defined under Subchapter M of the Code, beginning in 2012.

To qualify for and maintain RIC tax treatment, we must, among other things, meet certain source of income and asset diversification requirements and distribute in respect of each taxable year at least 90% of our “investment company taxable income”, which is generally equal to the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we are required to distribute in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income (adjusted for certain ordinary losses), for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income from preceding years that were not distributed during such years and on which we paid no federal income tax. We intend to continue to pay quarterly distributions to our shareholders out of assets legally available for distribution in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. However, we can offer no assurance that (i) we will maintain results that will permit the payment of any distributions, and (ii) we will not be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our management declared and our board of directors ratified distributions for 7, 5 and 11 record dates during the years ended December 31, 2023, 2022 and 2021, respectively. The following table presents distributions per share that were declared during the years ended December 31, 2023, 2022 and 2021:

	Distributions
Three Months Ended	Per Share(1)	Amount
2021
March 31, 2021 (three record dates)	$0.2648	$15,029
June 30, 2021 (three record dates)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530
2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	0.2800	15,949
September 30, 2022 (one record date)	0.3100	17,604
December 31, 2022 (two record dates)	0.5800	32,074
Total distributions for the year ended December 31, 2022	$1.4500	$81,575
2023
March 31, 2023 (one record date)	$0.3400	$18,687
June 30, 2023 (one record date)	0.3400	18,614
September 30, 2023 (two record dates)	0.3900	21,276
December 31, 2023 (three record dates)	0.5400	29,290
Total distributions for the year ended December 31, 2023	$1.6100	$87,867
(1)The per share distribution amount for 2021 has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to the consolidated financial statements included within this report.
On March 11, 2024, our co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the first quarter of 2024 payable on March 28, 2024 to shareholders of record as of March 22, 2024.

In connection with the Listing of our shares of common stock on the NYSE, on September 15, 2021, we terminated our previous fifth amended and restated distribution reinvestment plan, or the Old DRP. The final distribution reinvestment under the Old DRP was made as part of the regular monthly distribution paid on September 14, 2021. On September 15, 2021, we adopted a new distribution reinvestment plan, or the New DRP, which became effective as of the Listing and first applied to the reinvestment of distributions paid on December 8, 2021.

Under the Old DRP and prior to the Listing, distributions to participating shareholders who “opted in” to the Old DRP were reinvested in additional shares of our common stock at a purchase price equal to the estimated NAV per share of common stock as of the date of issuance.

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

The table below provides information concerning our purchases of shares of our common stock in the open market during the years ended December 31, 2022 and 2023 pursuant to the New DRP in order to satisfy the reinvestment portion of our distributions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
2022
January 1 to January 31, 2022	—	$—	—	—
February 1 to February 28, 2022	—	—	—	—
March 1 to March 31, 2022	54,613	14.77	54,613	(1)
April 1 to April 30, 2022	—	—	—	—
May 1 to May 31, 2022	—	—	—	—
June 1 to June 30, 2022	155,800	10.06	155,800	(1)
July 1 to July 31, 2022	—	—	—	—
August 1 to August 31, 2022	—	—	—	—
September 1 to September 30, 2022	207,602	10.14	207,602	(1)
October 1 to October 31, 2022	—	—	—	—
November 1 to November 30, 2022	—	—	—	—
December 1 to December 31, 2022	182,234	10.78	182,234	(1)
Total for the year ended December 31, 2022	600,249	$10.74	600,249	(1)

2023
January 1 to January 31, 2023	146,946	$11.19	146,946	(1)
February 1 to February 28, 2023	—	—	—	—
March 1 to March 31, 2023	204,427	9.78	204,427	(1)
April 1 to April 30, 2023	—	—	—	—
May 1 to May 31, 2023	—	—	—	—
June 1 to June 30, 2023	174,424	10.71	174,424	(1)
July 1 to July 31, 2023	—	—	—	—
August 1 to August 31, 2023	—	—	—	—
September 1 to September 30, 2023	160,383	11.10	160,383	(1)
October 1 to October 31, 2023	25,764	10.30	25,764	(1)
November 1 to November 30, 2023	—	—	—	—
December 1 to December 31, 2023	139,731	11.66	139,731	(1)
Total for the year ended December 31, 2023	851,675	$10.79	851,675	(1)
(1) See the description of the New DRP above.
Pursuant to an expense support and conditional reimbursement agreement entered into on January 2, 2018 between us and CIM, CIM agreed to provide expense support to us in an amount that was sufficient to: (i) ensure that no portion of our distributions to shareholders was paid from our offering proceeds or borrowings, and/or (ii) reduce our operating expenses until we achieved economies of scale sufficient to ensure that we bore a reasonable level of expense in relation to our investment income. Under certain conditions, CIM would have been entitled to reimbursement of such expense support. On December 31, 2021, we and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. For the year ended December 31, 2021, none of our distributions resulted from expense support from CIM.

The following table reflects the sources of distributions on a GAAP basis that were declared during the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023			2022			2021
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share(1)	Amount	Percentage
Net investment income	$1.6100	$87,867	100.0%	$1.4500	$81,575	100.0%	$1.2592	$71,530	100.0%
Total distributions	$1.6100	$87,867	100.0%	$1.4500	$81,575	100.0%	$1.2592	$71,530	100.0%
(1)The per share amount for 2021 has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to the consolidated financial statements included within this report.

Issuing Shares Below NAV

We are generally not able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing shareholders, in payment of distributions and in certain other limited circumstances. On September 15, 2023, our shareholders approved our ability to sell or otherwise issue during the next year shares of our common stock at a price below our then current NAV per share in one or more public or private offerings of our common stock not exceeding 25% of such then outstanding shares. If we issue such shares and again receive such approval from shareholders in 2024 or otherwise in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock.

Recent Sales of Unregistered Equity Securities

We did not sell any equity securities during the period covered by this report that were not registered under the Securities Act.

Share Repurchases

Pre-Listing Share Repurchase Program

Prior to October 5, 2021, our common stock was not listed on any securities exchange.

In order to provide shareholders with a measure of liquidity, beginning in the first quarter of 2014, we began offering to repurchase common stock on a quarterly basis on such terms as were determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not have been in the best interests of our shareholders or would have violated applicable law. We conducted such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. The offer to repurchase common stock was conducted solely through tender offer materials made available to each shareholder.

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
On July 30, 2021, our board of directors, including the independent directors, determined to suspend our pre-Listing share repurchase program commencing with the third quarter of 2021 in anticipation of the Listing and the concurrent enhanced liquidity the Listing was expected to provide. The pre-Listing share repurchase program ultimately terminated upon the Listing.

We limited the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we could have repurchased with the proceeds we received from the issuance of shares of our common stock pursuant to the Old DRP. At the discretion of our board of directors, we could have used cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase common stock. We offered to repurchase such common stock on each date of repurchase at a price equal to the estimated NAV per share on each date of repurchase.

Post-Listing Share Repurchase Policy

On September 15, 2021, our board of directors, including the independent directors, approved a share repurchase policy, or the Post-Listing Share Repurchase Policy. Under the Post-Listing Share Repurchase Policy, we were authorized to repurchase up to $50 million of our outstanding common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. On June 24, 2022, our board of directors, including the independent directors, increased the amount of shares of common stock that may be repurchased under the Post-Listing Share Repurchase Policy by $10 million to up to an aggregate of $60 million. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at our discretion. Factors include, but are not limited to, share price, trading volume and general market conditions, along with our general business conditions. The Post-Listing Share Repurchase Policy may be suspended or discontinued at any time and does not obligate us to acquire any specific number of shares of our common stock.

On August 29, 2023, as part of the Post-Listing Share Repurchase Policy, we entered into a new trading plan with an independent broker, Wells Fargo Securities, LLC, in accordance with Rule 10b5-1 of the Exchange Act, based in part on historical trading data with respect to our common stock. The 10b5-1 trading plan permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan expires on August 29, 2024, and is subject to price, market volume and timing restrictions.

The table below provides information concerning our repurchases of shares of our common stock in the open market during the years ended December 31, 2022 and 2023 pursuant to our Post-Listing Share Repurchase Policy.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2022
January 1 to January 31, 2022	—	N/A	—	—
February 1 to February 28, 2022	—	N/A	—	—
March 1 to March 31, 2022	—	N/A	—	—
April 1 to April 30, 2022	—	N/A	—	—
May 1 to May 31, 2022	—	N/A	—	—
June 1 to June 30, 2022	—	N/A	—	—
July 1 to July 31, 2022	—	N/A	—	—
August 1 to August 31, 2022	170,424	$10.52	170,424	$58,210
September 1 to September 30, 2022	525,052	9.37	525,052	53,303
October 1 to October 31, 2022	738,221	8.91	738,221	46,740
November 1 to November 30, 2022	225,259	9.57	225,259	44,589
December 1 to December 31, 2022	—	N/A	—	44,589
Total for the year ended December 31, 2022	1,658,956		1,658,956

2023
January 1 to January 31, 2023	129,873	$10.58	129,873	43,218
February 1 to February 28, 2023	114,733	11.06	114,733	41,951
March 1 to March 31, 2023	93,423	10.17	93,423	41,003
April 1 to April 30, 2023	126,980	9.69	126,980	39,775
May 1 to May 31, 2023	86,950	9.34	86,950	38,964
June 1 to June 30, 2023	114,698	10.31	114,698	37,784
July 1 to July 31, 2023	54,048	10.74	54,048	37,205
August 1 to August 31, 2023	18,518	10.96	18,518	37,002
September 1 to September 30, 2023	95,457	10.65	95,457	35,988
October 1 to October 31, 2023	145,599	10.08	145,599	34,056
November 1 to November 30, 2023	45,556	10.26	45,556	34,056
December 1 to December 31, 2023	89,013	10.84	89,013	33,093
Total for the year ended December 31, 2023	1,114,848		1,114,848
(1) - Amounts do not include any commissions paid to Wells Fargo Securities, LLC on shares repurchased.

From January 1, 2024 to March 6, 2024, we repurchased 340,505 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $3,750, or an average purchase price of $11.01 per share. As of March 6, 2024, 16,084,731 shares of common stock repurchased by us had been retired.

Stock Performance Graph

The following stock performance graph compares the cumulative shareholder return assuming that, on October 5, 2021, which was the date on which our common stock listed and commenced trading on the NYSE, a person invested $100 in each of our common stock, the S&P BDC Index and the S&P 500 Index. The graph also assumes the reinvestment of all cash distributions on the respective distribution payment dates prior to any tax effect.
This graph and other information furnished under Part II. Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of, or intended to forecast, future stock price performance.

Fees and Expenses

The following table is intended to assist you in understanding the various fees and expenses that an investor in our common stock will bear, directly or indirectly, based on the assumptions set forth below. We caution you that some of the percentages indicated in the table below are estimates and may vary. The expenses shown in the table under “annual expenses” are based on amounts incurred during the year ended December 31, 2023. The following table and example should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this report contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, the holders of our common stock will indirectly bear such fees or expenses as investors in us.

Shareholder transaction expenses (as a percentage of offering price):
Sales load(1)	—%
Offering costs(2)	—%
Distribution reinvestment plan fees(3)	—%
Total shareholder transaction expenses (as a percentage of offering price)(2)	—%
Estimated annual expenses (as a percentage of average net assets attributable to common stock):(4)
Base management fees(5)	3.05%
Accrued incentive fees pursuant to our investment advisory agreement (17.5% of investment income, subject to a hurdle rate, and capital gains fee)(6)	2.53%
Interest payments on borrowed funds(7)	9.70%
Other expenses(8)	1.31%
Total estimated annual expenses(9)	16.59%
(1)In the event that the securities are sold to or through underwriters or agents, a corresponding prospectus supplement and any related free writing prospectus will disclose the applicable sales load (underwriting discount or commission) and the example will be updated accordingly. Purchases of shares of our common stock on the secondary market are not subject to sales charges but may be subject to brokerage commissions or other charges. This table does not include any sales load that shareholders may have paid in connection with their purchase of shares of our common stock.
(2)The applicable prospectus supplement and any related free writing prospectus will disclose the applicable amount of offering costs and total shareholder transaction expenses that will supersede the information included in this report.
(3)The expenses of the distribution reinvestment plan are included in “Other expenses” in the table. The plan administrator’s fees are paid by us. There will be no brokerage charges or other charges to shareholders who participate in the distribution reinvestment plan.
(4)Average net assets attributable to common stock used to calculate the percentages in this table equals our average net assets of approximately $882 million for the year ended December 31, 2023.
(5)The base management fees referenced in the table above are based upon the actual amounts incurred during the year ended December 31, 2023. Our annual base management fee payable to CIM pursuant to our investment advisory agreement is calculated at a rate of 1.5% of the average value of our gross assets (including cash pledged as collateral for our secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets) to the extent that our asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee is reduced to 1.0% of the average value of our gross assets (including cash pledged as collateral for our secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets) purchased with leverage resulting in our asset coverage ratio dropping below 200%. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150% (i.e., $2 of debt outstanding for each $1 of equity), which became effective on December 31, 2021. The annual base management fee is payable to CIM quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The base management fee for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter. For more detailed information about our base management fee payable to CIM under the terms of the investment advisory agreement, please also see Note 4 “Transactions with Related Parties” of our consolidated financial statements included in this report.
(6)The incentive fees payable to CIM referenced in the table above are based on the actual amount of the subordinated incentive fee on income recorded during the year ended December 31, 2023. For the year ended December 31, 2023, we had no liability for and did not record any capital gains incentive fees. As we cannot predict whether we will meet the thresholds for incentive fees payable to CIM under the investment advisory agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the year ended December 31, 2023.

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable to CIM quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on our net assets at the beginning of the calendar quarter, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. We pay to CIM (x) 100.0% of our pre-incentive fee net investment income, if any, that exceeds the hurdle rate, but is less than or equal to 1.970% in any calendar quarter (7.879% annualized) and (y) 17.5% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.970% in any calendar quarter (7.879% annualized). The subordinated incentive fee on income for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter. The amount in the table is based on our most recent financial performance for the year ended December 31, 2023.

The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is earned on liquidated investments from our investment portfolio during operations and is determined and payable to CIM in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 17.5% of our incentive fee capital gains, which is our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The amount in the table assumes that the incentive fee on capital gains will be 0.0% of average net assets and is based on actual and projected realized capital gains on our investments through December 31, 2023 and the unrealized appreciation or depreciation of our investments and assumed converted to realized capital gains or losses on such date. See Note 4 “Transactions with Related Parties” of our consolidated financial statements included in this report.
(7)We have borrowed funds to make investments. The costs associated with such borrowings are indirectly borne by our shareholders. Interest payments on borrowed funds includes our interest expense based on borrowings under our $125 million 2026 Notes and our $30 million 2021 More Term Loan for the twelve months ended December 31, 2023, which pay interest at 4.5% and 5.2% per year, respectively. In addition, interest payments on borrowed funds includes our interest expense based on borrowings under our $675 million JPM Credit Facility, our $150 million UBS Facility, our $115 million Series A Notes, our $100 million 2027 Notes and our $50 million 2022 More Term Loan for the twelve months ended December 31, 2023, which bore weighted average interest rates of 8.45%, 8.76%, 8.98%, 9.97% and 8.54%, respectively. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act. Our ability to incur additional leverage during 2024 depends, in large part, on our ability to locate additional debt financing on attractive terms or at all, and there is no guarantee we will do so or that such financing will be at the cost noted in the table above.
(8)Other expenses include our overhead expenses, including payments under the administration agreement based on our allocable portion of overhead and other expenses incurred by CIM in performing its obligations under the administration agreement. Other expenses also include accounting, legal and auditing fees as well as the reimbursement of the compensation of our chief financial officer, chief compliance officer and their respective staff and other administrative personnel and fees payable to our independent directors. Our short-term investments consist of an investment in the First American Treasury Obligations Fund, Class Z Shares, in which we paid manager fees and expenses equal to 0.18% of our total investment in the fund during the year ended December 31, 2023, which are "acquired fund fees and expenses" and are included within Other expenses in the table above. The amount presented in the table includes the amounts incurred during 2023. For more detailed information about the terms of the administration agreement, please see Note 4 “Transactions with Related Parties” of our consolidated financial statements included in this report.
(9)Total estimated annual expenses as a percentage of average net assets attributable to common stock are higher than the total estimated annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The reason for presenting expenses as a percentage of average net assets attributable to common stock is that our common shareholders bear all our fees and expenses.

Example

The below example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the below expense amounts, we have assumed our annual operating expenses would remain at the percentage levels set forth in the table above and have excluded the subordinated incentive fee on income. In the event that shares are sold to or through underwriters or agents, a corresponding prospectus supplement and any related free writing prospectus will restate this example to reflect the applicable sales load and estimated offering expenses.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to a capital gains incentive fee):	$147	$400	$607	$970

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

Assuming, however, that the incentive fee on capital gains under the investment advisory agreement is earned and payable and the subordinated incentive fee on income is not earned and payable the following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock:

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return solely from realized capital gains (all of which is subject to a capital gains incentive fee):	$156	$420	$631	$992

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown. In addition, the example assumes no sales load. Also, while the example assumes reinvestment of all distributions at NAV, participants in our distribution reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the distribution payment date, which may be at, above or below NAV.

Item 6. [RESERVED].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report on Form 10-K contain forward-looking information that involves risks and uncertainties (see “Forward-Looking Statements” in this report). Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted. In addition, all share and per share amounts for 2021 have been retroactively adjusted to reflect the Reverse Stock Split, which became effective on September 21, 2021.
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
On October 5, 2021, shares of our common stock began trading on the NYSE under the ticker symbol “CION”. The Listing accomplished our goal of providing our shareholders with greatly enhanced liquidity. On February 26, 2023, our shares of common stock and our Series A Notes listed and commenced trading in Israel on the TASE under the ticker symbol “CION” and "CION B1", respectively.
We are managed by CIM, our affiliate and a registered investment adviser. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. On August 7, 2023, our board of directors, including a majority of the board of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 9, 2023. We have also entered into an administration agreement with CIM to provide us with administrative services necessary for us to operate. We and CIM previously engaged AIM to act as our investment sub-adviser.
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
Recent Developments

Q1 2024 Regular Distribution

On March 11, 2024, our co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the first quarter of 2024 payable on March 28, 2024 to shareholders of record as of March 22, 2024.

Portfolio Investment Activity for the Years Ended December 31, 2023 and 2022

The following table summarizes our investment activity, excluding short term investments and PIK securities, for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
Net Investment Activity	2023	2022
Purchases and drawdowns
Senior secured first lien debt	$340,704	$524,293
Senior secured second lien debt	—	19,932
Unsecured debt	4,200	—
Equity	5,283	6,313
Sales and principal repayments	(300,250)	(469,760)
Net portfolio activity	$49,937	$80,778

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2023 and 2022:

	December 31, 2023
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,604,111	$1,565,171	85.0%
Senior secured second lien debt	41,280	29,111	1.6%
Collateralized securities and structured products - equity	2,362	1,096	0.1%
Unsecured debt	31,693	12,874	0.7%
Equity	182,738	232,572	12.6%
Subtotal/total percentage	1,862,184	1,840,824	100.0%
Short term investments(2)	113,446	113,446
Total investments	$1,975,630	$1,954,270
Number of portfolio companies			111
Average annual EBITDA of portfolio companies		$61.7 million
Median annual EBITDA of portfolio companies			$33.7 million
Purchased at a weighted average price of par			96.33%
Gross annual portfolio yield based upon the purchase price(3)			12.12%
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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of December 31, 2023 and 2022, excluding short term investments of $113,446 and $10,869, respectively:

	December 31, 2023			December 31, 2022
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,521,848	$1,475,126	80.1%	$1,539,214	$1,477,630	84.5%
Non-income producing investments	154,419	184,175	10.0%	76,061	104,619	6.0%
Fixed interest rate investments	155,244	131,533	7.2%	166,297	157,006	9.0%
Other income producing investments	30,673	49,990	2.7%	11,168	9,906	0.5%
Total investments	$1,862,184	$1,840,824	100.0%	$1,792,740	$1,749,161	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$282,237	15.3%	$336,055	19.2%
Healthcare & Pharmaceuticals	238,624	13.0%	237,082	13.6%
Media: Diversified & Production	135,037	7.3%	134,927	7.7%
Retail	135,000	7.3%	74,718	4.3%
Media: Advertising, Printing & Publishing	116,100	6.3%	105,375	6.0%
Services: Consumer	107,195	5.8%	115,849	6.6%
Energy: Oil & Gas	104,893	5.7%	68,756	3.9%
Construction & Building	104,727	5.7%	46,007	2.6%
Diversified Financials	85,733	4.7%	99,819	5.7%
Chemicals, Plastics & Rubber	82,597	4.5%	66,753	3.8%
Beverage, Food & Tobacco	68,780	3.7%	45,396	2.6%
Consumer Goods: Durable	59,955	3.3%	60,735	3.5%
Banking, Finance, Insurance & Real Estate	52,272	2.8%	43,836	2.5%
Hotel, Gaming & Leisure	50,906	2.8%	46,739	2.7%
Capital Equipment	49,571	2.7%	41,580	2.4%
Consumer Goods: Non-Durable	42,381	2.3%	47,886	2.8%
High Tech Industries	22,671	1.2%	56,501	3.2%
Containers, Packaging & Glass	18,480	1.0%	19,551	1.1%
Telecommunications	17,768	1.0%	18,302	1.1%
Environmental Industries	15,336	0.8%	—	—
Metals & Mining	13,957	0.8%	15,780	0.9%
Automotive	12,403	0.7%	16,255	0.9%
Transportation: Cargo	12,201	0.7%	12,417	0.7%
Aerospace & Defense	12,000	0.6%	38,842	2.2%
Subtotal/total percentage	1,840,824	100.0%	1,749,161	100.0%
Short term investments	113,446		10,869
Total investments	$1,954,270		$1,760,030
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2023 and 2022, our unfunded commitments amounted to $47,349 and $71,420, respectively. As of March 6, 2024, our unfunded commitments amounted to $53,048. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.

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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2023 and 2022, excluding short term investments of $113,446 and $10,869, respectively:

	December 31, 2023		December 31, 2022
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$98,255	5.3%	$24,450	1.4%
2	1,603,975	87.2%	1,424,681	81.5%
3	120,132	6.5%	260,662	14.9%
4	10,304	0.6%	39,032	2.2%
5	8,158	0.4%	336	—
	$1,840,824	100.0%	$1,749,161	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of March 6, 2024:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,529,482	85.0%
Senior secured second lien debt	27,633	1.5%
Collateralized securities and structured products - equity	1,096	0.1%
Unsecured debt	4,135	0.2%
Equity	237,198	13.2%
Subtotal/total percentage	1,799,544	100.0%
Short term investments(1)	160,358
Total investments	$1,959,902
Number of portfolio companies		111
Average annual EBITDA of portfolio companies	$60.4 million
Median annual EBITDA of portfolio companies	$32.8 million
Purchased at a weighted average price of par		96.48%
Gross annual portfolio yield based upon the purchase price(2)		11.76%
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
Results of Operations for the Years Ended December 31, 2023 and 2022
Our results of operations for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022
Investment income	$251,010	$194,898
Operating expenses and income taxes	145,988	106,693
Net investment income after taxes	105,022	88,205
Net realized loss on investments and foreign currency	(31,927)	(32,750)
Net change in unrealized appreciation (depreciation) on investments	22,219	(5,314)
Net increase in net assets resulting from operations	$95,314	$50,141
Investment Income
For the years ended December 31, 2023 and 2022, we generated investment income of $251,010 and $194,898, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 113 and 128 portfolio companies held during each respective period. Higher LIBOR and SOFR rates during the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily contributed to the increase in interest income generated on our investments. In addition, certain of our equity investments paid large dividends during the year ended December 31, 2023, increasing dividend income to $8,406 from $1,457 during the year ended December 31, 2022.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the years ended December 31, 2023 and 2022 was as follows:

	Years Ended December 31,
	2023	2022
Management fees	$26,856	$27,361
Administrative services expense	3,971	3,348
Subordinated incentive fee on income	22,277	18,710
General and administrative	7,382	7,278
Interest expense	85,556	49,624
Income tax (benefit) expense, including excise tax	(54)	372
Total operating expenses and income taxes	$145,988	$106,693
The increase in interest expense was primarily the result of (a) higher LIBOR and SOFR rates during the year ended December 31, 2023 compared to the year ended December 31, 2022, and (b) higher average borrowings under our financing arrangements during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in subordinated incentive fee on income was primarily the result of the increase in investment income during the year ended December 31, 2023 compared to the year ended December 31, 2022, which was partially offset by the increase in interest expense during the year ended December 31, 2023 compared to the year ended December 31, 2022.
The composition of our general and administrative expenses for the years ended December 31, 2023 and 2022 was as follows:

	Years Ended December 31,
	2023	2022
Professional fees	$2,178	$1,778
Transfer agent expense	911	1,124
Valuation expense	853	821
Dues and subscriptions	800	791
Director fees and expenses	696	632
Insurance expense	675	833
Accounting and administrative costs	637	524
Printing and marketing expense	351	708
Other expenses	281	67
Total general and administrative expense	$7,382	$7,278
Net Investment Income After Taxes

Our net investment income after taxes totaled $105,022 and $88,205 for the years ended December 31, 2023 and 2022, respectively. The increase in net investment income was a result of an increase in our investment income during the year ended December 31, 2023 as compared to the year ended December 31, 2022, which was partially offset by an increase in our operating expenses during the same period, which was driven primarily by increases in interest expense and the subordinated incentive fee on income.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled $(31,927) and $(32,750) for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, net realized losses were driven primarily by the restructure of certain investments while net realized losses during the year ended December 31, 2022 were driven primarily by the write-off of certain investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments
The net change in unrealized appreciation (depreciation) on our investments totaled $22,219 and $(5,314) for the years ended December 31, 2023 and 2022, respectively. This change was driven primarily by mark-to-market price changes on certain investments during the year ended December 31, 2023. During the year ended December 31, 2022, unrealized depreciation was driven primarily by the underperformance of certain investments, which was partially offset by the realization of previously unrealized losses due to the write-off of certain investments.
Net Increase in Net Assets Resulting from Operations
For the years ended December 31, 2023 and 2022, we recorded a net increase in net assets resulting from operations of $95,314 and $50,141, respectively, as a result of our operating activity for the respective periods.
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
Investment Income
For the years ended December 31, 2022 and 2021, we generated investment income of $194,898 and $157,348, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 128 and 153 portfolio companies held during each respective period. Our average investment portfolio size, excluding our short term investments, increased $126,694, from $1,580,948 during the year ended December 31, 2021 to $1,707,642 during the year ended December 31, 2022. In addition, higher LIBOR and SOFR rates during the year ended December 31, 2022 compared to the year ended December 31, 2021 also contributed to the increase in interest income generated on our investments.

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
The decrease in general and administrative expenses was primarily the result of higher nonrecurring professional fees incurred during the year ended December 31, 2021 associated with the Listing.

Net Investment Income After Taxes
Our net investment income after taxes totaled $88,205 and $74,307 for the years ended December 31, 2022 and 2021, respectively. The increase in net investment income was a result of an increase in our investment income during the year ended December 31, 2022 as compared to the year ended December 31, 2021, which was partially offset by an increase in our operating expenses during the same period that was driven primarily by increases in the subordinated incentive fee on income and interest expense.
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
Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled $(5,314) and $43,617 for the years ended December 31, 2022 and 2021, respectively. This change was driven primarily by the underperformance of certain investments during the year ended December 31, 2022, which was partially offset by the realization of previously unrealized losses due to the write-off of certain investments. In contrast, during the year ended December 31, 2021, tightening credit spreads and increased multiples in equity markets positively impacted the fair value of certain of our investments.
Net Increase in Net Assets Resulting from Operations
For the years ended December 31, 2022 and 2021, we recorded a net increase in net assets resulting from operations of $50,141 and $118,764, respectively, as a result of our operating activity for the respective periods.
Financial Condition, Liquidity and Capital Resources

We generate cash primarily from cash flows from interest, fees and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We also employ leverage to seek to enhance our returns as market conditions permit and at the discretion of CIM and pursuant to the 1940 Act. As a result, we also generate cash from our existing financing arrangements and may generate cash from future borrowings, as well as future offerings of securities including public and/or private issuances of debt and/or equity securities. We use cash primarily to (i) purchase investments in new and existing portfolio companies, (ii) pay for the cost of operations (including paying advisory fees to and reimbursing CIM), (iii) make debt service payments related to any of our financing arrangements and (iv) pay cash distributions to the holders of our shares.

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

As of December 31, 2023 and 2022, our asset coverage ratio was 1.81 and 1.92, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage and liquidity requirements.

On September 15, 2023, our shareholders authorized us to issue shares of our common stock at prices below the then current NAV per share in one or more offerings for a 12-month period following such shareholder approval. As of the date of this report, we are not engaged in discussions to issue any such shares.

As of December 31, 2023, we had cash of $8,415 and short term investments of $113,446 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of December 31, 2023, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2023, we had $153 million available under our secured financing arrangements.

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

On August 29, 2023, as part of the share repurchase policy, we entered into a new trading plan with an independent broker, Wells Fargo, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to our shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan expires on August 29, 2024, and is subject to price, market volume and timing restrictions.

During the year ended December 31, 2023, we repurchased an aggregate of 1,114,848 shares under the 10b5-1 trading plan for an aggregate purchase price of $11,518, or an average purchase price of $10.33 per share.

From January 1, 2024 to March 6, 2024, we repurchased an aggregate of 340,505 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $3,750, or an average purchase price of $11.01 per share. From the inception of the initial 10b5-1 trading plan in August 2022 through March 6, 2024, we repurchased an aggregate of 3,114,318 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $30,714, or an average purchase price of $9.86 per share.

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

We intend to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. Therefore, subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize, declare, and pay regular distributions on a quarterly basis. Regular and any supplemental and/or special distributions in respect of future periods will be evaluated by management and our board of directors based on circumstances and expectations existing at the time of consideration.
The following table presents distributions per share that were declared during the years ended December 31, 2023, 2022 and 2021:

	Distributions
Three Months Ended	Per Share(1)	Amount
2021
March 31, 2021 (three record dates)	$0.2648	$15,029
June 30, 2021 (three record dates)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530

2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	0.2800	15,949
September 30, 2022 (one record date)	0.3100	17,604
December 31, 2022 (two record dates)	0.5800	32,074
Total distributions for the year ended December 31, 2022	$1.4500	$81,575

2023
March 31, 2023 (one record date)	$0.3400	$18,687
June 30, 2023 (one record date)	0.3400	18,614
September 30, 2023 (two record dates)	0.3900	21,276
December 31, 2023 (three record dates)	0.5400	29,290
Total distributions for the year ended December 31, 2023	$1.6100	$87,867
(1)The per share distribution amount for 2021 has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to the consolidated financial statements included in this report.

On March 11, 2024, our co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the first quarter of 2024 payable on March 28, 2024 to shareholders of record as of March 22, 2024. For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of December 31, 2023 and March 6, 2024, our aggregate outstanding borrowings under the JPM Credit Facility were $550,000 and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $125,000. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Facility
As of December 31, 2023 and March 6, 2024, our outstanding borrowings under the Amended UBS Facility were $122,500 and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $27,500. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
2026 Notes

As of December 31, 2023 and March 6, 2024, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2021 More Term Loan
As of December 31, 2023 and March 6, 2024, our outstanding borrowings under the 2021 More Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2021 More Term Loan. For a detailed discussion of our 2021 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2022 More Term Loan
As of December 31, 2023 and March 6, 2024, our outstanding borrowings under the 2022 More Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 More Term Loan. For a detailed discussion of our 2022 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.

Series A Notes
As of December 31, 2023 and March 6, 2024, we had approximately $114,844 in aggregate principal amount of Series A Notes outstanding and there was no unfunded principal amount in connection with the Series A Notes. For a detailed discussion of our Series A Notes, refer to Note 8 to our consolidated financial statements included in this report.

2027 Notes
As of December 31, 2023 and March 6, 2024, we had $100,000 in aggregate principal amount of 2027 Notes outstanding and there was no unfunded principal amount in connection with the 2027 Notes. For a detailed discussion of our 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.
Unfunded Commitments
As of December 31, 2023 and March 6, 2024, our unfunded commitments amounted to $47,349 and $53,048, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

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

We shall promptly (but no later than five business days after we become aware) report to our board of directors in writing on the occurrence of matters that materially affect the fair value of the designated portfolio of investments. Material matters in this instance include a significant deficiency or material weakness in the design or effectiveness of CIM’s fair value determination process resulting in a material error in the calculation of NAV of $0.01 per share or greater.

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

On February 11, 2021, we entered into the 2026 Note Purchase Agreement with purchasers of the 2026 Notes. See Note 8 to our consolidated financial statements for a more detailed description of the 2026 Notes.

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

On November 8, 2023, we entered into the 2027 Note Purchase Agreement with purchasers of the 2027 Notes. See Note 8 to our consolidated financial statements for a more detailed description of the 2027 Notes.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2023, 80.1% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of December 31, 2023, under the terms of the JPM Second Amendment, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.05% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month SOFR, plus a spread of 3.20% per year. Pursuant to the terms of the Deed of Trust, the Series A Notes bear interest at a floating rate equal to average overnight SOFR, plus a credit spread of 3.82% per year. The 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and are subject to a 2.00% SOFR floor. Pursuant to the terms of the 2022 More Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the JPM Second Amendment, the Amended UBS Facility, the Series A Notes, the 2027 Notes or the 2022 More Term Loan in effect as of December 31, 2023:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(14,227)	(13.7)%
Down 200 basis points	(9,641)	(9.3)%
Down 100 basis points	(4,881)	(4.7)%
Down 50 basis points	(2,441)	(2.3)%
No change to current base rate (5.47% as of December 31, 2023)	—	—
Up 50 basis points	2,441	2.3%
Up 100 basis points	4,881	4.7%
Up 200 basis points	9,763	9.4%
Up 300 basis points	14,644	14.1%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes and the 2021 More Term Loan), or the NAV of our common stock in the event of sudden changes in interest rates. Approximately 7.2% of our investments paid fixed interest rates as of December 31, 2023. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the NAV of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the NAV of our common stock.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments” and Note 2 to our consolidated financial statements included in this report.

Inflation

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to geopolitical events, a rise in energy prices and strong consumer demand, inflation is showing signs of remaining high in the U.S. and globally. Although the current outlook is uncertain, heightened inflation may persist in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies' respective profit margins.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of CĪON Investment Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodians, loan agents or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Level 3 Investments
As discussed in Note 2 to the financial statements, substantially all of the Company’s investments are recorded at fair value, which represents the price that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. Accounting principles generally accepted in the United States of America establish a three-tier fair value hierarchy that prioritizes and ranks the level of market price observability of inputs used by management in measuring the Company’s investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Investments valued using unobservable inputs are classified as Level 3 investments according to the fair value hierarchy discussed in Note 2 and may require significant management judgment or estimation, including the selection of valuation techniques and the inputs used in those valuation techniques, to estimate fair value. As discussed in Note 9 to the financial statements, the fair value of the Company’s investments classified as Level 3 investments was approximately $1.81 billion as of December 31, 2023.

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
•For a sample of investments, we tested the completeness and accuracy of the underlying data used by management to determine the unobservable input by agreeing it to underlying source information, and we tested the mathematical accuracy of the calculation used to compute the unobservable input.
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
March 13, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited CĪON Investment Corporation's (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 13, 2024 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

New York, New York
March 13, 2024

CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,610,822 and $1,580,844, respectively)	$1,570,676	$1,525,040
Non-controlled, affiliated investments (amortized cost of $210,103 and $140,344, respectively)	206,301	143,876
Controlled investments (amortized cost of $154,705 and $82,421, respectively)	177,293	91,114
Total investments, at fair value (amortized cost of $1,975,630 and $1,803,609, respectively)	1,954,270	1,760,030
Cash	8,415	82,739
Interest receivable on investments	36,724	26,526
Receivable due on investments sold and repaid	967	1,016
Dividends receivable on controlled investments	—	1,275
Prepaid expenses and other assets	1,348	825
Total assets	$2,001,724	$1,872,411

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $10,643 and $6,178, respectively)	$1,081,701	$951,322
Payable for investments purchased	4,692	—
Accounts payable and accrued expenses	1,036	1,012
Interest payable	10,231	7,820
Accrued management fees	6,893	6,924
Accrued subordinated incentive fee on income	4,615	5,065
Accrued administrative services expense	2,156	1,703
Shareholder distribution payable	10,837	14,931
Total liabilities	1,122,161	988,777

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 54,184,636
and 55,299,484 shares issued and 54,184,636 and 55,299,484 shares outstanding, respectively	54	55
Capital in excess of par value	1,033,030	1,044,547
Accumulated distributable losses	(153,521)	(160,968)
Total shareholders' equity	879,563	883,634
Total liabilities and shareholders' equity	$2,001,724	$1,872,411
Net asset value per share of common stock at end of year	$16.23	$15.98

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Investment income
Non-controlled, non-affiliated investments
Interest income	$184,013	$140,560	$119,792
Paid-in-kind interest income	22,317	22,737	17,306
Fee income	7,871	9,019	5,927
Dividend income	210	103	366
Non-controlled, affiliated investments
Interest income	7,068	5,865	4,961
Paid-in-kind interest income	8,372	6,204	3,160
Fee income	2,432	525	—
Dividend income	3,946	79	5,576
Controlled investments
Interest income	8,090	6,049	—
Paid-in-kind interest income	1,050	2,482	260
Fee income	1,391	—	—
Dividend income	4,250	1,275	—
Total investment income	251,010	194,898	157,348
Operating expenses
Management fees	26,856	27,361	31,143
Administrative services expense	3,971	3,348	3,069
Subordinated incentive fee on income	22,277	18,710	6,875
General and administrative	7,382	7,278	9,805
Interest expense	85,556	49,624	31,807
Total operating expenses	146,042	106,321	82,699
Net investment income before taxes	104,968	88,577	74,649
Income tax (benefit) expense, including excise tax	(54)	372	342
Net investment income after taxes	105,022	88,205	74,307
Realized and unrealized (losses) gains
Net realized (losses) gains on:
Non-controlled, non-affiliated investments	(31,927)	(11,217)	(4,100)
Non-controlled, affiliated investments	—	(21,530)	8,010
Controlled investments	—	—	(3,067)
Foreign currency	—	(3)	(3)
Net realized (losses) gains	(31,927)	(32,750)	840
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	15,658	(19,807)	25,566
Non-controlled, affiliated investments	(7,335)	13,523	7,261
Controlled investments	13,896	970	10,790
Net change in unrealized appreciation (depreciation)	22,219	(5,314)	43,617
Net realized and unrealized (losses) gains	(9,708)	(38,064)	44,457
Net increase in net assets resulting from operations	$95,314	$50,141	$118,764
Per share information—basic and diluted(1)
Net increase in net assets per share resulting from operations	$1.74	$0.89	$2.09
Net investment income per share	$1.92	$1.56	$1.31
Weighted average shares of common stock outstanding	54,685,327	56,556,510	56,808,960
(1) As discussed in Note 3, the Company completed a two-to-one reverse stock split, effective as of September 21, 2021. The weighted average shares used in the computation of the net increase (decrease) in net assets per share resulting from operations and net investment income per share for 2021 reflect the reverse stock split on a retroactive basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Changes in net assets from operations:
Net investment income	$105,022	$88,205	$74,307
Net realized (loss) gain on investments	(31,927)	(32,747)	843
Net realized loss on foreign currency	—	(3)	(3)
Net change in unrealized appreciation (depreciation) on investments	22,219	(5,314)	43,617
Net increase in net assets resulting from operations	95,314	50,141	118,764
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(87,867)	(81,575)	(71,530)
Net decrease in net assets resulting from shareholders' distributions	(87,867)	(81,575)	(71,530)
Changes in net assets from capital share transactions:
Reinvestment of shareholders' distributions	—	—	15,489
Repurchase of common stock	(11,518)	(15,444)	(10,467)
Net (decrease) increase in net assets resulting from capital share transactions	(11,518)	(15,444)	5,022

Total (decrease) increase in net assets	(4,071)	(46,878)	52,256
Net assets at beginning of year	883,634	930,512	878,256
Net assets at end of year	$879,563	$883,634	$930,512
Net asset value per share of common stock at end of year(1)	$16.23	$15.98	$16.34
Shares of common stock outstanding at end of year(1)	54,184,636	55,299,484	56,958,440
(1) As discussed in Note 3, the Company completed a two-to-one reverse stock split, effective as of September 21, 2021. The shares outstanding used in the computation of net asset value per share for 2021 reflect the reverse stock split on a retroactive basis.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021

Operating activities:
Net increase in net assets resulting from operations	$95,314	$50,141	$118,764
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net accretion of discount on investments	(13,506)	(11,032)	(11,738)
Proceeds from principal repayment of investments	287,480	407,174	568,907
Purchase of investments	(350,203)	(550,538)	(920,039)
Paid-in-kind interest and dividends capitalized	(31,739)	(31,446)	(21,734)
(Increase) decrease in short term investments, net	(102,577)	77,048	(14,319)
Proceeds from sale of investments	12,771	62,586	259,050
Net realized loss (gain) on investments	31,927	32,747	(843)
Net change in unrealized (appreciation) depreciation on investments	(22,219)	5,314	(43,617)
Amortization of debt issuance costs	4,073	3,175	2,800
(Increase) decrease in interest receivable on investments	(16,372)	(2,821)	(4,400)
(Increase) decrease in dividends receivable on investments	1,275	(1,275)	45
(Increase) decrease in receivable due on investments sold and repaid	49	1,838	3,339
(Increase) decrease in prepaid expenses and other assets	(523)	(359)	1,322
Increase (decrease) in payable for investments purchased	4,692	(11,327)	11,194
Increase (decrease) in accounts payable and accrued expenses	24	(910)	1,228
Increase (decrease) in interest payable	2,411	3,481	1,839
Increase (decrease) in accrued management fees	(31)	251	(995)
Increase (decrease) in accrued administrative services expense	453	108	330
Increase (decrease) in subordinated incentive fee on income payable	(450)	1,123	(381)
Net cash (used in) provided by operating activities	(97,151)	35,278	(49,248)
Financing activities:
Repurchase of common stock	(11,518)	(15,444)	(10,467)
Shareholders' distributions paid	(91,961)	(66,644)	(56,041)
Repayments under financing arrangements	(102,500)	—	(171,000)
Borrowings under financing arrangements	237,344	127,500	276,000
Debt issuance costs paid	(8,538)	(1,725)	(5,384)
Net cash provided by financing activities	22,827	43,687	33,108
Net (decrease) increase in cash and restricted cash	(74,324)	78,965	(16,140)
Cash and restricted cash, beginning of year	82,739	3,774	19,914
Cash and restricted cash, end of year	$8,415	$82,739	$3,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$79,032	$42,930	$27,129
Supplemental non-cash operating and financing activities:
Reinvestment of shareholders' distributions	$—	$—	$15,489
Restructuring of portfolio investment	$118,256	$50,554	$5,455
Cash interest receivable exchanged for additional securities	$4,661	$—	$1,304
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 178.0%
Adapt Laser Acquisition, Inc.(w)	S+1000, 1.00% SOFR Floor	12/31/2025	Capital Equipment	$10,855	$10,855	$11,126
Adapt Laser Acquisition, Inc.(w)	S+1000, 1.00% SOFR Floor	12/31/2025	Capital Equipment	2,104	2,104	2,085
Afore Insurance Services, LLC(m)(q)(w)	S+600, 1.00% SOFR Floor	3/24/2025	Banking, Finance, Insurance & Real Estate	4,583	4,583	4,583
AHF Parent Holding, Inc.(n)(w)	S+625, 0.75% SOFR Floor	2/1/2028	Construction & Building	2,738	2,697	2,662
Allen Media, LLC(n)(w)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,772	8,718	8,487
ALM Media, LLC(m)(n)(w)	S+600, 1.00% SOFR Floor	11/25/2024	Media: Advertising, Printing & Publishing	16,000	15,934	16,000
AMCP Clean Acquisition Company, LLC(w)	S+425, 0.00% SOFR Floor	6/15/2025	Services: Business	12,117	11,403	11,439
AMCP Clean Acquisition Company, LLC(w)	S+425, 0.00% SOFR Floor	6/15/2025	Services: Business	2,843	2,676	2,684
American Clinical Solutions LLC(m)(s)(w)	S+700, 1.00% SOFR Floor	6/30/2025	Healthcare & Pharmaceuticals	6,312	6,321	6,107
American Clinical Solutions LLC(o)	0.00% Unfunded	3/29/2024	Healthcare & Pharmaceuticals	250	(8)	(8)
American Health Staffing Group, Inc.(m)	Prime+500	11/19/2026	Services: Business	16,375	16,271	16,375
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	3,333	(19)	—
American Teleconferencing Services, Ltd.(p)	Prime+550	4/7/2023	Telecommunications	3,116	3,116	140
American Teleconferencing Services, Ltd.(o)	0.00% Unfunded	4/7/2023	Telecommunications	235	—	—
Ancile Solutions, Inc.(m)(w)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	11,204	11,006	11,078
Anthem Sports & Entertainment Inc.(m)(s)(w)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	40,242	40,112	38,029
Anthem Sports & Entertainment Inc.(s)(w)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	3,261	3,261	3,081
Anthem Sports & Entertainment Inc.	0.50% Unfunded	11/15/2026	Media: Diversified & Production	167	—	(9)
Appalachian Resource Company, LLC(v)	S+500, 1.00% SOFR Floor	9/30/2024	Metals & Mining	11,137	11,123	8,957
Appalachian Resource Company, LLC(v)	S+500, 1.00% SOFR Floor	9/15/2024	Metals & Mining	5,000	5,000	5,000
Atlas Supply LLC	11.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	4,938
Avalign Holdings, Inc.(v)	S+450, 0.00% SOFR Floor	12/22/2025	Healthcare & Pharmaceuticals	6,710	6,318	6,268
Avison Young (USA) Inc.(m)(w)	S+650, 0.00% SOFR Floor	1/31/2026	Banking, Finance, Insurance & Real Estate	23,696	13,299	18,602
Avison Young (USA) Inc.(w)	S+700, 0.00% SOFR Floor	1/31/2026	Banking, Finance, Insurance & Real Estate	2,481	922	1,948
BDS Solutions Intermediateco, LLC(m)(w)	S+700, 2.00% SOFR Floor	2/7/2027	Services: Business	19,892	19,629	19,394
BDS Solutions Intermediateco, LLC(w)	S+700, 2.00% SOFR Floor	2/7/2027	Services: Business	952	928	929
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	1,905	(48)	(48)
Berlitz Holdings, Inc.(v)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	13,800	13,339	13,095
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Bradshaw International Parent Corp.(m)(v)	S+575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,893	12,662	12,877
Bradshaw International Parent Corp.	0.50% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(26)	(2)
Cabi, LLC(j)(m)(v)	S+450, 1.00% SOFR Floor	2/28/2027	Retail	16,477	16,300	16,394
Carestream Health, Inc.(n)(q)(w)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	11,481	10,457	11,423
Celerity Acquisition Holdings, LLC(m)(s)(w)	S+1000, 1.00% SOFR Floor	5/28/2026	Services: Business	16,118	16,096	16,118
Cennox, Inc.(m)(s)(w)	S+625, 1.00% SOFR Floor	5/4/2026	Services: Business	22,423	22,422	22,395
Cennox, Inc.(m)(n)(s)(w)	S+625, 1.00% SOFR Floor	5/4/2026	Services: Business	11,554	11,551	11,540
Cennox, Inc.(s)(w)	S+625, 1.00% SOFR Floor	5/4/2026	Services: Business	2,987	2,987	2,983
CION/EagleTree Partners, LLC(h)(r)(s)	14.00%	12/21/2026	Diversified Financials	59,598	59,598	59,598
Community Tree Service, LLC(m)(s)(w)	S+850, 1.00% SOFR Floor	6/17/2027	Construction & Building	11,567	11,567	11,596
Country Fresh Holdings, LLC(p)	Prime+600	4/30/2024	Beverage, Food & Tobacco	844	645	21
Country Fresh Holdings, LLC(p)	Prime+600	4/30/2024	Beverage, Food & Tobacco	342	268	9
Coyote Buyer, LLC(m)(n)(w)	S+600, 1.00% SOFR Floor	2/6/2026	Chemicals, Plastics & Rubber	33,688	33,569	33,688
Coyote Buyer, LLC(n)(w)	S+800, 1.00% SOFR Floor	8/6/2026	Chemicals, Plastics & Rubber	6,063	5,997	6,063
Coyote Buyer, LLC	0.50% Unfunded	2/6/2025	Chemicals, Plastics & Rubber	2,500	—	—
Critical Nurse Staffing, LLC(m)(w)	S+650, 1.00% SOFR Floor	11/1/2026	Healthcare & Pharmaceuticals	12,797	12,797	12,797
Critical Nurse Staffing, LLC(m)(w)	S+650, 1.00% SOFR Floor	11/1/2026	Healthcare & Pharmaceuticals	989	989	989
Critical Nurse Staffing, LLC	0.50% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	1,000	—	—
David's Bridal, LLC(r)(v)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	17,034	17,034	16,694
David's Bridal, LLC(m)(r)(w)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	22,050	22,050	22,050
Deluxe Entertainment Services, Inc.(m)(p)(q)(s)	Prime+550	3/25/2024	Media: Diversified & Production	2,623	2,542	85
Dermcare Management, LLC(m)(v)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,262	9,111	9,262
Dermcare Management, LLC(m)(v)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	4,202	4,132	4,202
Dermcare Management, LLC (v)	S+600, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	672	672	672
Dermcare Management, LLC	0.50% Unfunded	4/22/2028	Healthcare & Pharmaceuticals	672	—	—
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(w)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,869	2,826	2,611
Entertainment Studios P&A LLC(m)(w)	S+900, 1.00% SOFR Floor	9/28/2027	Media: Diversified & Production	32,189	32,111	32,189
Entertainment Studios P&A LLC(j)	5.00%	5/18/2037	Media: Diversified & Production	—	—	505
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
ESP Associates, Inc.(m)(w)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	8,684	8,518	8,597
ESP Associates, Inc.	0.50% Unfunded	7/24/2028	Construction & Building	1,316	(26)	(13)
Flatworld Intermediate Corp.(n)(w)	S+700, 1.00% SOFR Floor	10/3/2027	Services: Business	23,208	23,208	23,208
Flatworld Intermediate Corp.	0.50% Unfunded	10/3/2027	Services: Business	5,865	—	—
Fluid Control II Inc.(m)(w)	S+650, 1.00% SOFR Floor	8/3/2029	Chemicals, Plastics & Rubber	13,235	13,235	13,235
Fluid Control II Inc.	0.50% Unfunded	8/3/2029	Chemicals, Plastics & Rubber	1,765	—	—
FuseFX, LLC(m)(n)(s)(v)	S+600, 1.00% SOFR Floor	9/30/2026	Media: Diversified & Production	19,706	19,643	19,115
Future Pak, LLC(m)(v)	S+900, 4.00% SOFR Floor	9/22/2026	Healthcare & Pharmaceuticals	18,811	18,811	18,811
Gold Medal Holdings, Inc.(m)(v)	S+700, 1.00% SOFR Floor	3/17/2027	Environmental Industries	15,336	15,220	15,336
GSC Technologies Inc.(q)(v)	S+500, 1.00% SOFR Floor	9/30/2025	Chemicals, Plastics & Rubber	2,099	2,051	1,983
GSC Technologies Inc.(q)(s)(v)	S+500, 1.00% SOFR Floor	9/30/2025	Chemicals, Plastics & Rubber	1,007	985	942
H.W. Lochner, Inc.(m)(w)	S+675, 1.00% SOFR Floor	7/2/2027	Construction & Building	12,862	12,529	12,802
H.W. Lochner, Inc.(m)(w)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	8,760	8,704	8,760
H.W. Lochner, Inc.(w)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	964	914	964
H.W. Lochner, Inc.	0.50% Unfunded	7/2/2027	Construction & Building	1,036	—	—
Harland Clarke Holdings Corp.(m)(w)	S+775, 1.00% SOFR Floor	6/16/2026	Media: Advertising, Printing & Publishing	9,244	9,239	8,886
Heritage Power, LLC(w)	S+550, 1.00% SOFR Floor	7/20/2026	Energy: Oil & Gas	1,159	1,159	1,159
Hilliard, Martinez & Gonzales, LLP(m)(s)(v)	S+1200, 2.00% SOFR Floor	9/16/2024	Services: Consumer	25,061	25,027	24,841
Hollander Intermediate LLC(m)(v)	S+875, 3.00% SOFR Floor	9/19/2026	Consumer Goods: Durable	16,745	16,391	16,326
Homer City Generation, L.P.(m)(p)(s)	15.00%	4/16/2024	Energy: Oil & Gas	13,169	12,024	8,889
Homer City Generation, L.P.(s)	17.00%	4/16/2024	Energy: Oil & Gas	1,937	1,937	1,937
Homer City Generation, L.P.(o)	0.00% Unfunded	4/16/2024	Energy: Oil & Gas	197	—	—
Hudson Hospital Opco, LLC(v)(y)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	2,186	2,176	2,137
HUMC Holdco, LLC(m)(v)(y)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	7,780	7,780	7,780
HW Acquisition, LLC(m)	Prime+500	9/28/2026	Capital Equipment	18,781	18,664	15,658
HW Acquisition, LLC	Prime+500	9/28/2026	Capital Equipment	2,922	2,908	2,436
HW Acquisition, LLC	0.50% Unfunded	9/28/2026	Capital Equipment	12	(2)	(2)
ICA Foam Holdings, LLC(m)(w)	S+725, 1.00% SOFR Floor	11/5/2025	Containers, Packaging & Glass	19,076	18,829	18,480
IJKG Opco LLC(v)(y)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	1,457	1,443	1,424
Inotiv, Inc.(m)(s)(x)	S+675, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	16,345	16,149	15,773
Instant Web, LLC(q)(s)(v)	S+700, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	44,968	44,968	28,555
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Instant Web, LLC(q)(s)(v)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	2,908	2,908	2,832
Instant Web, LLC(q)(s)	Prime+375, 4.00% Prime Floor	2/25/2027	Media: Advertising, Printing & Publishing	497	497	513
Instant Web, LLC(q)(s)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	1,082	1,131	1,059
Instant Web, LLC(q)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	2,164	(49)	(46)
Invincible Boat Company LLC(m)(w)	S+650, 1.50% SOFR Floor	8/28/2025	Consumer Goods: Durable	13,475	13,415	13,475
Invincible Boat Company LLC(w)	S+650, 1.50% SOFR Floor	8/28/2025	Consumer Goods: Durable	399	399	399
Invincible Boat Company LLC	0.50% Unfunded	8/28/2025	Consumer Goods: Durable	399	—	—
INW Manufacturing, LLC(n)(w)	S+575, 0.75% SOFR Floor	3/25/2027	Services: Business	17,750	17,419	16,286
Ironhorse Purchaser, LLC(n)(w)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	7,054	6,995	7,054
Ironhorse Purchaser, LLC(w)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	2,020	2,005	2,020
Ironhorse Purchaser, LLC(w)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	469	463	469
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	347	—	—
Isagenix International, LLC(q)(s)(w)	S+550, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	8,583	8,583	8,518
Jenny C Acquisition, Inc.(p)(v)	S+900, 1.75% SOFR Floor	10/1/2024	Services: Consumer	534	534	131
JP Intermediate B, LLC(m)(w)	S+550, 1.00% SOFR Floor	8/21/2027	Beverage, Food & Tobacco	34,703	18,528	27,155
K&N Parent, Inc.(m)(s)(v)	S+825, 1.00% SOFR Floor	8/16/2027	Consumer Goods: Durable	5,441	5,441	5,244
K&N Parent, Inc.(m)(v)	S+800, 1.00% SOFR Floor	2/16/2027	Consumer Goods: Durable	4,231	4,102	4,384
Klein Hersh, LLC(m)(s)(v)	S+1313, 0.50% SOFR Floor	4/27/2027	Services: Business	21,918	21,918	18,795
KNB Holdings Corp.(m)(p)(u)	L+550, 1.00% LIBOR Floor	4/26/2024	Consumer Goods: Durable	7,634	7,387	229
LAV Gear Holdings, Inc.(m)(n)(w)	S+628, 1.00% SOFR Floor	10/31/2024	Services: Business	27,590	27,484	27,383
LAV Gear Holdings, Inc.(m)(n)(w)	S+628, 1.00% SOFR Floor	10/31/2024	Services: Business	4,526	4,514	4,492
LGC US Finco, LLC(m)(v)	S+650, 1.00% SOFR Floor	12/20/2025	Capital Equipment	11,226	11,053	11,226
Lift Brands, Inc.(m)(n)(q)(v)	S+750, 1.00% SOFR Floor	6/29/2025	Services: Consumer	23,050	23,051	23,050
Lift Brands, Inc.(m)(n)(q)(s)	9.50%	6/29/2025	Services: Consumer	6,056	6,013	5,814
Lift Brands, Inc.(m)(n)(q)(s)	9.50%	6/29/2025	Services: Consumer	6,921	6,671	6,259
MacNeill Pride Group Corp.(m)(w)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	17,051	16,987	16,966
MacNeill Pride Group Corp.(m)(w)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	6,293	6,260	6,262
MacNeill Pride Group Corp.	1.00% Unfunded	4/30/2024	Services: Consumer	2,017	(11)	(10)
Manus Bio Inc.	13.00%	8/20/2026	Healthcare & Pharmaceuticals	11,094	11,043	11,094
Medplast Holdings, Inc.(m)(t)	L+375, 0.00% LIBOR Floor	7/2/2025	Healthcare & Pharmaceuticals	4,961	4,801	4,914
Mimeo.com, Inc.(m)(w)	L+640, 1.00% LIBOR Floor	12/21/2024	Media: Advertising, Printing & Publishing	21,638	21,638	21,638
Mimeo.com, Inc.(w)	L+640, 1.00% LIBOR Floor	12/21/2024	Media: Advertising, Printing & Publishing	2,756	2,756	2,756
Mimeo.com, Inc.	1.00% Unfunded	12/21/2024	Media: Advertising, Printing & Publishing	2,500	—	—
Moss Holding Company(m)(n)(w)	S+625, 1.00% SOFR Floor	4/17/2024	Services: Business	22,125	22,038	21,904
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Moss Holding Company	6.25% Unfunded	4/17/2024	Services: Business	106	—	(1)
Moss Holding Company	0.50% Unfunded	4/17/2024	Services: Business	2,126	—	(21)
NewsCycle Solutions, Inc.(m)(n)(w)	S+700, 1.00% SOFR Floor	2/27/2024	Media: Advertising, Printing & Publishing	12,317	12,317	12,317
Nova Compression, LLC(m)(s)(v)	S+1050, 2.00% SOFR Floor	10/13/2027	Energy: Oil & Gas	27,004	27,004	27,004
Nova Compression, LLC	1.00% Unfunded	10/13/2024	Energy: Oil & Gas	2,609	—	—
Nova Compression, LLC(s)(v)	S+1050, 2.00% SOFR Floor	10/13/2027	Energy: Oil & Gas	652	652	652
NTM Acquisition Corp.(m)(w)	S+675, 1.00% SOFR Floor	6/18/2026	Hotel, Gaming & Leisure	25,000	25,000	25,000
OpCo Borrower, LLC(m)(w)	S+650, 1.00% SOFR Floor	8/19/2027	Healthcare & Pharmaceuticals	10,827	10,735	10,935
OpCo Borrower, LLC	0.50% Unfunded	8/19/2027	Healthcare & Pharmaceuticals	1,042	—	10
Optio Rx, LLC(m)(n)(u)	L+900, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	15,366	15,354	15,309
Optio Rx, LLC(n)(u)	L+1200, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	2,480	2,477	2,504
Pentec Acquisition Corp.(m)(v)	S+600, 1.00% SOFR Floor	10/8/2026	Healthcare & Pharmaceuticals	24,500	24,351	24,500
PH Beauty Holdings III. Inc.(m)(w)	S+500, 0.00% SOFR Floor	9/28/2025	Consumer Goods: Non-Durable	9,475	9,227	9,108
Playboy Enterprises, Inc.(h)(n)(s)(x)	S+425, 0.50% SOFR Floor	5/25/2027	Consumer Goods: Non-Durable	19,689	19,372	18,926
PRA Acquisition, LLC(n)(w)	S+650, 1.00% SOFR Floor	5/12/2028	Hotel, Gaming & Leisure	19,900	19,900	19,751
Project Castle, Inc.(m)(w)	S+550, 0.50% SOFR Floor	6/1/2029	Capital Equipment	7,890	7,186	7,042
R. R. Donnelley & Sons Company(n)(v)	S+725, 0.75% SOFR Floor	3/22/2028	Media: Advertising, Printing & Publishing	12,821	12,791	12,851
RA Outdoors, LLC(w)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	677	600	677
RA Outdoors, LLC(m)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	10,979	10,979	10,979
RA Outdoors, LLC	0.50% Unfunded	4/8/2026	Media: Diversified & Production	373	—	—
Retail Services WIS Corp.(m)(w)	S+835, 1.00% SOFR Floor	5/20/2025	Services: Business	9,046	8,926	8,956
Robert C. Hilliard, L.L.P.(m)(s)(v)	S+1200, 2.00% SOFR Floor	9/16/2024	Services: Consumer	2,149	2,149	2,130
Rogers Mechanical Contractors, LLC(m)(x)	S+700, 1.00% SOFR Floor	9/9/2025	Construction & Building	14,930	14,930	14,911
Rogers Mechanical Contractors, LLC(m)(x)	S+700, 1.00% SOFR Floor	9/9/2025	Construction & Building	881	881	880
Rogers Mechanical Contractors, LLC	0.75% Unfunded	9/9/2025	Construction & Building	2,404	—	(3)
RumbleOn, Inc.(m)(s)(w)	S+875, 1.00% SOFR Floor	8/31/2026	Automotive	9,525	9,089	9,239
RumbleOn, Inc.(m)(s)(w)	S+875, 1.00% SOFR Floor	8/31/2026	Automotive	2,875	2,858	2,788
Securus Technologies Holdings, Inc.(m)(s)(w)	S+489, 1.00% SOFR Floor	11/1/2024	Telecommunications	3,865	3,627	3,623
Sequoia Healthcare Management, LLC(y)	12.75%	11/4/2023	Healthcare & Pharmaceuticals	8,525	8,540	7,289
Service Compression, LLC(m)(s)(v)	S+1000, 1.00% SOFR Floor	5/6/2027	Energy: Oil & Gas	23,443	23,152	25,553
Service Compression, LLC(m)(s)(v)	S+1000, 1.00% SOFR Floor	5/6/2027	Energy: Oil & Gas	7,036	6,948	7,669
Service Compression, LLC	0.50% Unfunded	5/6/2025	Energy: Oil & Gas	419	—	38
Sleep Opco, LLC(m)(w)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	13,635	13,469	13,635
Sleep Opco, LLC(m)(w)	S+700, 1.00% SOFR Floor	10/12/2026	Retail	397	392	405
Sleep Opco, LLC	0.50% Unfunded	10/12/2026	Retail	1,750	(20)	—
Spinal USA, Inc. / Precision Medical Inc.(s)(u)	L+950	11/29/2024	Healthcare & Pharmaceuticals	15,453	15,398	8,576
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc.(s)(u)	L+950	11/29/2024	Healthcare & Pharmaceuticals	1,373	1,373	721
Spinal USA, Inc. / Precision Medical Inc.(s)(u)	L+950	11/29/2024	Healthcare & Pharmaceuticals	883	806	463
Spinal USA, Inc. / Precision Medical Inc.(s)(u)	L+950	11/29/2024	Healthcare & Pharmaceuticals	838	838	440
Spinal USA, Inc. / Precision Medical Inc.(s)(u)	L+950	11/29/2024	Healthcare & Pharmaceuticals	699	638	388
Spinal USA, Inc. / Precision Medical Inc.(s)(u)	L+950	11/29/2024	Healthcare & Pharmaceuticals	639	639	645
STATinMED, LLC(q)(s)(v)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	10,678	10,678	10,358
Stengel Hill Architecture, LLC(n)(w)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	15,000	15,000	15,000
Tactical Air Support, Inc.(n)(v)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	12,000	12,000	12,000
Tactical Air Support, Inc.	0.75% Unfunded	12/23/2024	Aerospace & Defense	2,000	—	—
Thrill Holdings LLC(m)(v)	S+650, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	20,033	20,033	20,004
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	26
Thrill Holdings LLC	1.00% Unfunded	5/27/2024	Media: Diversified & Production	3,261	—	49
TMK Hawk Parent, Corp.(w)	S+350, 1.00% SOFR Floor	8/28/2024	Services: Business	7,957	5,997	5,359
TMK Hawk Parent, Corp.(w)	S+350, 1.00% SOFR Floor	8/28/2024	Services: Business	3,084	2,369	1,958
Trademark Global, LLC(m)(s)(v)	S+750, 1.00% SOFR Floor	7/30/2024	Consumer Goods: Non-Durable	15,731	15,720	14,347
Trammell, P.C.(s)(v)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	15,213	15,213	15,213
USALCO, LLC(m)(v)	S+600, 1.00% SOFR Floor	10/19/2027	Chemicals, Plastics & Rubber	25,435	25,243	25,435
Williams Industrial Services Group, Inc.(p)(s)(w)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,747	1,636	1,092
Williams Industrial Services Group, Inc.(p)(s)(w)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	349	327	218
Wok Holdings Inc.(m)(v)	S+625, 0.00% SOFR Floor	3/1/2026	Beverage, Food & Tobacco	24,844	24,291	24,673
WorkGenius, Inc.(m)(w)	S+750, 1.00% SOFR Floor	6/7/2027	Services: Business	14,821	14,821	14,821
WorkGenius, Inc.(w)	S+750, 1.00% SOFR Floor	6/7/2027	Services: Business	750	738	750
WorkGenius, Inc.(m)(w)	S+750, 1.00% SOFR Floor	6/7/2027	Services: Business	3,500	3,500	3,500
Xenon Arc, Inc.(m)(w)	S+575, 0.75% SOFR Floor	12/17/2027	High Tech Industries	3,876	3,844	3,876
Yak Access, LLC(m)(n)(w)	S+640, 1.00% SOFR Floor	3/10/2028	Construction & Building	20,592	18,768	20,618
Total Senior Secured First Lien Debt					1,604,111	1,565,171
Senior Secured Second Lien Debt - 3.3%
Global Tel*Link Corp.(n)(w)	S+1000, 0.00% SOFR Floor	11/29/2026	Telecommunications	11,500	11,401	11,414
OpCo Borrower, LLC(m)	12.50%	2/19/2028	Healthcare & Pharmaceuticals	12,500	11,795	11,813
RA Outdoors, LLC(m)(w)	S+900, 1.00% SOFR Floor	10/8/2026	Media: Diversified & Production	1,809	1,809	1,820
Securus Technologies Holdings, Inc.(s)(w)	S+891, 1.00% SOFR Floor	11/1/2025	Telecommunications	2,999	2,990	2,591
TMK Hawk Parent, Corp.(p)(w)	S+800, 1.00% SOFR Floor	8/26/2025	Services: Business	13,393	13,285	1,473
Total Senior Secured Second Lien Debt					41,280	29,111
Collateralized Securities and Structured Products - Equity - 0.1%
APIDOS CLO XVI Subordinated Notes(g)(h)	0.00% Estimated Yield	1/19/2025	Diversified Financials	9,000	1,217	20
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)	19.30% Estimated Yield	4/15/2025	Diversified Financials	4,000	1,145	1,076
Total Collateralized Securities and Structured Products - Equity					2,362	1,096
Unsecured Debt - 1.5%
Lucky Bucks Holdings LLC(p)(s)	12.50%	5/26/2028	Hotel, Gaming & Leisure	25,308	22,860	4,135
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
WPLM Acquisition Corp.(s)	15.00%	11/24/2025	Media: Advertising, Printing & Publishing	8,872	8,833	8,739
Total Unsecured Debt					31,693	12,874
Equity - 26.4%
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(q)			Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(o)			Energy: Oil & Gas	511,255 Units	1,642	971
Carestream Health Holdings, Inc., Common Stock(o)(q)			Healthcare & Pharmaceuticals	614,368 Units	21,758	21,386
CF Arch Holdings LLC, Class A Units(o)			Services: Business	380,952 Units	381	606
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(r)			Diversified Financials	22,072,841 Units	22,073	25,039
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(o)(r)			Diversified Financials	NA	—	—
David's Bridal Holdings, LLC, Preferred Units(o)(r)			Retail	1,000 Units	10,820	12,494
David's Bridal Holdings, LLC, Common Units(o)(r)			Retail	900,000 Units	23,130	41,418
FWS Parent Holdings, LLC, Class A Membership Interests(o)			Services: Business	35,242 Units	800	434
GSC Technologies Inc., Common Shares(o)(q)			Chemicals, Plastics & Rubber	807,268 Units	—	1,251
Heritage Litigation Trust, Restricted Stock(o)			Energy: Oil & Gas	238,375 Units	119	132
IPP Buyer Holdings, LLC, Class A Units(o)(q)			Retail	8,888,354 Units	10,740	11,910
Instant Web Holdings, LLC, Class A Common Units(o)(q)			Media: Advertising, Printing & Publishing	10,819 Units	—	—
Isagenix Worldwide, Inc., Common Shares(o)(q)			Beverage, Food & Tobacco	601,941 Units	8,987	8,404
K&N Holdco, LLC, Membership Units(o)			Consumer Goods: Durable	458,364 Units	8,356	6,061
Language Education Holdings GP LLC, Common Units(o)			Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(o)			Services: Business	366,667 Units	825	1,382
Longview Intermediate Holdings C, LLC, Membership Units(q)			Energy: Oil & Gas	653,989 Units	2,704	21,726
Macquarie Capital Funding LLC(i)(o)			Hotel, Gaming & Leisure	123,568 Units	4,200	2,020
Mount Logan Capital Inc., Common Stock(f)(h)(q)			Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	1,624
New Giving Acquisition, Inc., Warrants(o)		8/19/2029	Healthcare & Pharmaceuticals	4,630 Units	633	2,686
New HW Holdings Corp., Common Stock(o)			Capital Equipment	133 Units	—	—
NS NWN Acquisition, LLC, Class A Preferred Units(o)			High Tech Industries	111 Units	110	4,051
NS NWN Acquisition, LLC, Common Equity(o)			High Tech Industries	346 Units	393	—
NS NWN Holdco LLC, Non-Voting Units(o)			High Tech Industries	522 Units	504	893
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(o)			Consumer Goods: Durable	1,575 Units	1,000	962
Palmetto Clean Technology, Inc., Warrants(o)			High Tech Industries	724,112 Units	471	2,773
Reorganized Heritage TopCo, LLC, Common Stock(o)			Energy: Oil & Gas	201,249 Units	7,225	7,737
RumbleOn, Inc., Warrants(o)		8/14/2028	Automotive	60,606 Units	378	376
Service Compression, LLC, Warrants(o)			Energy: Oil & Gas	N/A	509	1,426
Snap Fitness Holdings, Inc., Class A Common Stock(o)(q)			Services: Consumer	9,858 Units	3,078	4,653
Snap Fitness Holdings, Inc., Warrants(o)(q)			Services: Consumer	3,996 Units	1,247	1,886
SRA Holdings, LLC, Membership Units(m)(o)(q)			Banking, Finance, Insurance & Real Estate	224,865 Units	23,611	25,515
STATinMed Parent, LLC, Class A Preferred Units(o)(q)			Healthcare & Pharmaceuticals	6,182 Units	6,182	2,018
STATinMed Parent, LLC, Class B Preferred Units(o)(q)			Healthcare & Pharmaceuticals	51,221 Units	3,193	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
URS Topco, LLC, Common Equity(o)		Transportation: Cargo	430,540 Units	9,669	12,201
WorkGenius, LLC, Class A Units(o)		Services: Business	500 Units	500	584
Yak Holding II, LLC, Series A Preferred Units(o)		Construction & Building	4,000,000 Units	2,000	4,000
Yak Holding II, LLC, Series B-1 Preferred Units(o)		Construction & Building	1,966,018 Units	1,966	1,986
Yak Holding II, LLC, Series A Common Units(o)		Construction & Building	127,419 Units	—	1,967
Total Equity				182,738	232,572
Short Term Investments - 12.9%(k)
First American Treasury Obligations Fund, Class Z Shares	5.24%(l)			113,446	113,446
Total Short Term Investments				113,446	113,446
TOTAL INVESTMENTS - 222.2%				$1,975,630	1,954,270
LIABILITIES IN EXCESS OF OTHER ASSETS - (122.2)%					(1,074,707)
NET ASSETS - 100.0%					$879,563
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note s. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual Secured Overnight Financing Rate, or SOFR, rate for each loan listed may not be the applicable SOFR rate as of December 31, 2023, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to December 31, 2023. The actual London Interbank Offered Rate, or LIBOR, rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2023, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2023.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2023, 94.6% of the Company’s total assets represented qualifying assets.
i.The Company has entered into a proceeds agreement with Macquarie Capital Funding LLC, or Macquarie, in which any proceeds received by Macquarie from an underlying first lien term loan were passed onto the Company. The underlying first lien term loan was subsequently exchanged for common shares of the underlying portfolio company. Macquarie's obligations under the proceeds agreement are not secured by any collateral. The industry and other investment characteristics reflect the terms of the underlying equity security.
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of December 31, 2023.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of December 31, 2023 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of December 31, 2023 (see Note 8).
o.Non-income producing security.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2023
(in thousands)
p.Investment or a portion thereof was on non-accrual status as of December 31, 2023.
q.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2022 and December 31, 2023, along with transactions during the year ended December 31, 2023 in these affiliated investments, were as follows:

		Year Ended December 31, 2023				Year Ended December 31, 2023
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2022	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2023	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Afore Insurance Services, LLC
First Lien Term Loan	$—	$4,583	$—	$—	$4,583	$—	$405	$—	$—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	25	—
Carestream Health, Inc.
First Lien Term Loan	7,539	2,976	(115)	1,023	11,423	—	1,373	—	—
Carestream Health Holdings Inc.
Common Shares	21,544	—	—	(158)	21,386	—	—	—	—
DESG Holdings, Inc.
First Lien Term Loan	246	—	(82)	(79)	85	—	—	—	—
GSC Technologies Inc.
Incremental Term Loan	154	6	(160)	—	—	—	11	—	—
First Lien Term Loan A	2,064	27	(297)	189	1,983	—	279	—	—
First Lien Term Loan B	388	103	—	451	942	—	112	—	—
Common Shares	—	—	—	1,251	1,251	—	—	—	—
Instant Web, LLC
Revolving Loan	321	2,587	—	(76)	2,832	—	247	—	—
Priming Term Loan	469	39	—	5	513	—	57	—	—
First Lien Term Loan	28,167	5,166	—	(4,778)	28,555	—	5,188	—	—
First Lien Delayed Draw Term Loan	—	1,082	—	(69)	1,013	—	42	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—	—
IPP Buyer Holdings, LLC
Class A Units	—	10,740	—	1,170	11,910	—	—	—	—
Isagenix International, LLC
First Lien Term Loan	—	8,583	—	(65)	8,518	—	647	—	477
Isagenix Worldwide, Inc.
Common Shares	—	8,987	—	(583)	8,404	—	—	—	—
Lift Brands, Inc.
Term Loan A	23,287	—	(236)	(1)	23,050	—	2,965	—	64
Term Loan B	5,154	523	—	137	5,814	—	572	—	—
Term Loan C	4,732	1,724	—	(197)	6,259	—	741	—	1,891
Longview Intermediate Holdings C, LLC
Membership Units	23,995	—	—	(2,269)	21,726	—	—	3,881	—
Longview Power, LLC
First Lien Term Loan	2,348	6	(1,396)	(958)	—	—	1,306	—	—
Mount Logan Capital Inc.
Common Stock	2,341	—	—	(717)	1,624	—	—	40	—
Snap Fitness Holdings, Inc.
Class A Stock	5,123	—	—	(470)	4,653	—	—	—	—
Warrants	2,077	—	—	(191)	1,886	—	—	—	—
SRA Holdings, LLC
Membership Units	—	23,611	—	1,904	25,515	—	—	—	—
STATinMED, LLC
First Lien Term Loan	9,107	1,456	—	(205)	10,358	—	1,485	—	—
Delayed Draw First Lien Term Loan	156	6	(159)	(3)	—	—	10	—	—
STATinMed Parent, LLC
Class A Preferred Units	4,530	—	—	(2,512)	2,018	—	—	—	—
Class B Preferred Units	134	—	—	(134)	—	—	—	—	—
Totals	$143,876	$72,205	$(2,445)	$(7,335)	$206,301	$—	$15,440	$3,946	$2,432
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2023
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
(3)Includes PIK interest income.
r.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2022 and December 31, 2023, along with transactions during the year ended December 31, 2023 in these controlled investments, were as follows:

		Year Ended December 31, 2023				Year Ended December 31, 2023
Controlled Investments	Fair Value at December 31, 2022	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2023	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
CION/EagleTree Partners, LLC
Senior Secured Note	$60,348	$4,771	$(5,521)	$—	$59,598	$—	$7,843	$—	$—
Participating Preferred Shares	30,766	—	—	(5,727)	25,039	—	—	4,250	—
Common Shares	—	—	—	—	—	—	—	—	—
David's Bridal, Inc.
Exit First Lien Term Loan	—	22,050	—	—	22,050	—	1,205	—	1,050
Incremental First Lien Term Loan	—	17,033	—	(339)	16,694	—	92	—	341
David's Bridal Holdings, LLC
Preferred Units	—	10,820	—	1,674	12,494	—	—	—	—
Common Units	—	23,130	—	18,288	41,418	—	—	—	—
Totals	$91,114	$77,804	$(5,521)	$13,896	$177,293	$—	$9,140	$4,250	$1,391
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2023
(in thousands)
s.As of December 31, 2023, the below investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
American Clinical Solutions LLC	Senior Secured First Lien Debt	7.15%	5.35%	12.50%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	3.00%	12.11%	15.11%
Celerity Acquisition Holdings, LLC	Senior Secured First Lien Debt	10.00%	4.05%	14.05%
Cennox, Inc.	Senior Secured First Lien Debt	11.65%	0.25%	11.90%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
Community Tree Service, LLC	Senior Secured First Lien Debt	14.00%	2.50%	16.50%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	12.50%	1.50%	14.00%
FuseFX, LLC	Senior Secured First Lien Debt	6.47%	5.00%	11.47%
GSC Technologies Inc.	Senior Secured First Lien Debt	—	10.51%	10.51%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	17.46%	17.46%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	17.00%	17.00%
Inotiv, Inc.	Senior Secured First Lien Debt	11.96%	0.25%	12.21%
Instant Web, LLC	Senior Secured First Lien Debt	—	12.47%	12.47%
Isagenix International, LLC	Senior Secured First Lien Debt	2.50%	8.54%	11.04%
K&N Parent, Inc.	Senior Secured First Lien Debt	8.72%	5.00%	13.72%
Klein Hersh, LLC	Senior Secured First Lien Debt	6.74%	12.00%	18.74%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Nova Compression, LLC	Senior Secured First Lien Debt	12.61%	3.25%	15.86%
Playboy Enterprises, Inc.	Senior Secured First Lien Debt	6.50%	3.25%	9.75%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	17.44%	17.44%
RumbleOn, Inc.	Senior Secured First Lien Debt	13.86%	0.50%	14.36%
Securus Technologies Holdings, Inc.	Senior Secured First Lien Debt	6.61%	3.89%	10.50%
Securus Technologies Holdings, Inc.	Senior Secured Second Lien Debt	6.61%	7.65%	14.26%
Service Compression, LLC	Senior Secured First Lien Debt	13.46%	2.00%	15.46%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	15.16%	15.16%
STATinMED, LLC	Senior Secured First Lien Debt	—	14.96%	14.96%
Trademark Global, LLC	Senior Secured First Lien Debt	11.11%	1.75%	12.86%
Trammell, P.C.	Senior Secured First Lien Debt	—	20.86%	20.86%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	6.18%	16.18%
WPLM Acquisition Corp.	Unsecured Note	—	15.00%	15.00%
t.The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2023 was 5.47%.
u.The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2023 was 5.59%.
v.The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
w.The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
x.The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.
y.While the maturity date of this loan has passed, the Company expects all interest and principal to be collected.
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
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a PIK interest provision.
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
u.As of December 31, 2022, the index rate for $2,096 and $1,943 was 1 Month LIBOR and 3 Month LIBOR, respectively.
v.[Reserved]
w.The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 5.47%.
x.The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 5.59%.
y.The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2022 was 5.16%.
z.The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 5.35%.
aa.The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 5.33%.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
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
The Company is managed by CION Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. Pursuant to an investment advisory agreement with the Company, CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. On August 7, 2023, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 9, 2023. The Company has also entered into an administration agreement with CIM to provide the Company with administrative services necessary for it to operate. The Company and CIM previously engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, Inc., or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.
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
On October 5, 2021, the Company's shares of common stock commenced trading on the New York Stock Exchange, or the NYSE, under the ticker symbol "CION", or the Listing. As a result, on October 5, 2021, the Company and CIM entered into the second amended and restated investment advisory agreement in order to implement the changes to the advisory fees payable from the Company to CIM that became effective upon the Listing that (i) reduced the annual base management fee, (ii) amended the structure of the subordinated incentive fee on income payable by the Company to CIM and reduced the hurdle and incentive fee rates, and (iii) reduced the incentive fee on capital gains payable by the Company to CIM (as described in further detail in Notes 2 and 4). On February 26, 2023, the Company’s shares of common stock and the Company's Series A Notes listed and commenced trading in Israel on the Tel Aviv Stock Exchange Ltd., or the TASE, under the ticker symbol “CION” and "CION B1", respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the accounts of the Company and its wholly-owned subsidiaries. The Company is considered an investment company as defined in Accounting Standards Codification Topic 946, Financial Services – Investment Companies, or ASC 946. Accordingly, the required disclosures as outlined in ASC 946 are included in the Company’s consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. The Company did not consolidate its equity interest in CION SOF Funding, LLC, or CION SOF, and the Company does not consolidate its equity interest in CION/EagleTree Partners, LLC, or CION/EagleTree. See Note 7 for a description of the Company’s investments in CION SOF and CION/EagleTree.
The Company evaluates subsequent events through the date that the consolidated financial statements are issued.
Recent Accounting Pronouncements
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
December 31, 2023
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $113,446 and $10,869 of such investments at December 31, 2023 and 2022, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Two of the Company’s wholly-owned consolidated subsidiaries, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of December 31, 2023 or 2022.
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
December 31, 2023
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
December 31, 2023
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
December 31, 2023
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
As a practical expedient, the Company used net asset value, or NAV, as the fair value for its equity investments in CION SOF and BCP Great Lakes Fund LP, and the Company uses NAV as the fair value for its equity investment in CION/EagleTree. CION SOF and BCP Great Lakes Fund LP recorded, and CION/EagleTree records, its underlying investments at fair value on a quarterly basis in accordance with ASC 820.
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of December 31, 2023 and 2022.
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
December 31, 2023
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
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	—	—	970,223	15,489
Total shares/proceeds	—	—	—	—	970,223	15,489
Share repurchase program	(1,114,848)	(11,518)	(1,658,956)	(15,444)	(658,650)	(10,467)
Net shares/proceeds (for) from share transactions	(1,114,848)	$(11,518)	(1,658,956)	$(15,444)	311,573	$5,022

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)

Since commencing its initial continuous public offering on July 2, 2012 and through December 31, 2023, the Company sold 54,184,636 shares of common stock for net proceeds of $1,133,345. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $259,392, for which the Company repurchased 16,084,731 shares of common stock. As of December 31, 2023, 16,084,731 shares of common stock repurchased had been retired.
On September 15, 2023, the Company's shareholders approved a proposal that authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. As of December 31, 2023, the Company has not issued any such shares.
Distribution Reinvestment Plan
In connection with the Listing of its shares of common stock on the NYSE, on September 15, 2021, the Company terminated its previous fifth amended and restated distribution reinvestment plan, or the Old DRP. The final distribution reinvestment under the Old DRP was made as part of the regular monthly distribution paid on September 14, 2021. On September 15, 2021, the Company adopted a new distribution reinvestment plan, or the New DRP, which became effective as of the Listing and first applied to the reinvestment of distributions paid on December 8, 2021. For additional information regarding the terms of the New DRP, see Note 5.
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
Listing and Fractional Shares
On October 5, 2021, the Company's shares of common stock commenced trading on the NYSE under the ticker symbol “CION”. As approved by shareholders on September 7, 2021, the Listing was staggered such that (i) up to 1/3rd of shares held by all shareholders were available for trading upon Listing, (ii) up to 2/3rd of shares held by all shareholders were available for trading starting 180 days after Listing, or April 4, 2022, and (iii) all shares were available for trading starting 270 days after Listing, or July 5, 2022. The Company eliminated all then outstanding fractional shares of its common stock in connection with the Listing, as permitted by the Maryland General Corporation Law, on July 14, 2022. On February 26, 2023, the Company’s shares of common stock also listed and commenced trading in Israel on the TASE under the ticker symbol “CION”.
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
On July 30, 2021, the Company's board of directors, including the independent directors, determined to suspend the Company's pre-Listing share repurchase program commencing with the third quarter of 2021 in anticipation of the Listing and the concurrent enhanced liquidity the Listing was expected to provide. The pre-Listing share repurchase program ultimately terminated upon the Listing and the Company does not expect to implement a new quarterly share repurchase program in the future.
Historically, the Company generally limited the number of shares to be repurchased during any calendar year to the number of shares it could have repurchased with the proceeds it received from the issuance of shares pursuant to the Old DRP. At the discretion of the Company’s board of directors, it could have also used cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. The Company offered to repurchase such shares at a price equal to the estimated NAV per share on each date of repurchase.
Any periodic repurchase offers were subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
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
On August 29, 2023, as part of the share repurchase policy, the Company entered into a new trading plan with an independent broker, Wells Fargo Securities, LLC, or Wells Fargo, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to the Company’s shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan expires on August 29, 2024, and is subject to price, market volume and timing restrictions.

The following table summarizes the share repurchases completed during the years ended December 31, 2022 and 2023:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2022
January 1 to January 31, 2022	—	N/A	—	—
February 1 to February 28, 2022	—	N/A	—	—
March 1 to March 31, 2022	—	N/A	—	—
April 1 to April 30, 2022	—	N/A	—	—
May 1 to May 31, 2022	—	N/A	—	—
June 1 to June 30, 2022	—	N/A	—	—
July 1 to July 31, 2022	—	N/A	—	—
August 1 to August 31, 2022	170,424	$10.52	170,424	$58,210
September 1 to September 30, 2022	525,052	9.37	525,052	53,303
October 1 to October 31, 2022	738,221	8.91	738,221	46,740
November 1 to November 30, 2022	225,259	9.57	225,259	44,589
December 1 to December 31, 2022	—	N/A	—	44,589
Total for the year ended December 31, 2022	1,658,956		1,658,956

2023
January 1 to January 31, 2023	129,873	$10.58	129,873	$43,218
February 1 to February 28, 2023	114,733	11.06	114,733	41,951
March 1 to March 31, 2023	93,423	10.17	93,423	41,003
April 1 to April 30, 2023	126,980	9.69	126,980	39,775
May 1 to May 31, 2023	86,950	9.34	86,950	38,964
June 1 to June 30, 2023	114,698	10.31	114698	37,784
July 1 to July 31, 2023	54,048	10.74	54048	37,205
August 1 to August 31, 2023	18,518	10.96	18518	37,002
September 1 to September 30, 2023	95,457	10.65	95,457	35,988
October 1 to October 31, 2023	145,599	10.08	145,599	34,056
November 1 to November 30, 2023	45,556	10.26	45,556	34,056
December 1 to December 31, 2023	89,013	10.84	89,013	33,093
Total for the year ended December 31, 2023	1,114,848		1,114,848
(1) - Amounts do not include any commissions paid to Wells Fargo on shares repurchased.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)
From January 1, 2024 to March 6, 2024, the Company repurchased 340,505 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $3,750, or an average purchase price of $11.01 per share. As of March 6, 2024, 16,084,731 shares of common stock repurchased by the Company had been retired.
Note 4. Transactions with Related Parties
For the years ended December 31, 2023, 2022 and 2021, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2023	2022	2021
CIM	Investment adviser	Management fees(1)	$26,856	$27,361	$31,143
CIM	Investment adviser	Incentive fees(1)	22,277	18,710	6,875
CIM	Administrative services provider	Administrative services expense(1)	3,971	3,348	3,069
Apollo Investment Administration, L.P.	Administrative services provider	Transaction costs(1)	—	—	105
			$53,104	$49,419	$41,192
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
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement in effect prior to the Listing, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement in effect prior to the Listing, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement also in effect prior to the Listing, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the years ended December 31, 2023 and 2022, the Company recorded subordinated incentive fees on income of $22,277 and $18,710, respectively. As of December 31, 2023 and 2022, the liabilities recorded for subordinated incentive fees were $4,615 and $5,065, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the years ended December 31, 2023, 2022 and 2021, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
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
On January 1, 2019, the Company entered into a servicing agreement with Apollo Investment Administration, L.P., or AIA, pursuant to which AIA furnished the Company with administrative services including, but not limited to, loan and high yield trading services, trade and settlement support, and supplementary investment valuation information. AIA was reimbursed for administrative expenses it incurred on the Company’s behalf in performing its obligations, provided that such reimbursement was reasonable, and costs and expenses incurred were documented. The servicing agreement may be terminated at any time, without the payment of any penalty, by either party, upon 60 days' written notice to the other party.
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
Expense support, if any, was determined as appropriate to meet the objectives of the expense support and conditional reimbursement agreement. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. There was no unreimbursed expense support funded by CIM upon such expiration. The specific amount of expense support provided by CIM, if any, was determined at the end of each quarter. For the years ended December 31, 2023, 2022 and 2021, the Company did not receive any expense support from CIM. See Note 5 for additional information on the sources of the Company’s distributions. The Company did not record any obligation to repay expense support from CIM and the Company did not repay any expense support to CIM during the years ended December 31, 2023, 2022 and 2021.
As of December 31, 2023 and 2022, the total liability payable to CIM and its affiliates was $13,664 and $13,692, respectively, which primarily related to fees earned by CIM during the three months ended December 31, 2023 and 2022, respectively.
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
December 31, 2023
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
Note 5. Distributions
From February 1, 2014 through July 17, 2017, the Company’s board of directors authorized and declared on a monthly basis a weekly distribution amount per share of common stock. On July 18, 2017, the Company's board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of common stock. Effective September 28, 2017, the Company's board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by the board of directors, each on a quarterly basis. Beginning on March 19, 2020, management changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020, whether in cash or pursuant to the Old DRP. On July 15, 2020, the board of directors determined to recommence the payment of distributions to shareholders in August 2020. On September 15, 2021, management changed the timing of declaring and paying regular distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. Distributions in respect of future quarters and any supplemental or special distributions will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration. Declared regular distributions are paid quarterly.
The Company’s management declared and the Company's board of directors ratified distributions for 7, 5 and 11 record dates during the years ended December 31, 2023, 2022 and 2021, respectively.
The following table presents distributions per share that were declared during the years ended December 31, 2023, 2022 and 2021:

	Distributions
Three Months Ended	Per Share(1)	Amount
2021
March 31, 2021 (three record dates)	$0.2648	$15,029
June 30, 2021 (three record dates)	0.2648	15,000
September 30, 2021 (three record dates)	0.2648	15,027
December 31, 2021 (two record dates)	0.4648	26,474
Total distributions for the year ended December 31, 2021	$1.2592	$71,530

2022
March 31, 2022 (one record date)	$0.2800	$15,948
June 30, 2022 (one record date)	0.2800	15,949
September 30, 2022 (one record date)	0.3100	17,604
December 31, 2022 (two record dates)	0.5800	32,074
Total distributions for the year ended December 31, 2022	$1.4500	$81,575

2023
March 31, 2023 (one record date)	$0.3400	$18,687
June 30, 2023 (one record date)	0.3400	18,614
September 30, 2023 (two record dates)	0.3900	21,276
December 31, 2023 (three record dates)	0.5400	29,290
Total distributions for the year ended December 31, 2023	$1.6100	$87,867
(1) The per share distribution amount for 2021 has been retroactively adjusted to reflect the reverse stock split as discussed in Note 3.
On March 11, 2024, the Company’s co-chief executive officers declared a regular quarterly distribution of $0.34 per share for the first quarter of 2024 payable on March 28, 2024 to shareholders of record as of March 22, 2024.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)
In connection with the Listing of its shares of common stock on the NYSE, on September 15, 2021, the Company terminated the Old DRP. The final distribution reinvestment under the Old DRP was made as part of the regular monthly distribution paid on September 14, 2021. On September 15, 2021, the Company adopted the New DRP, which became effective as of the Listing and first applied to the reinvestment of distributions paid on December 8, 2021.

Under the Old DRP and prior to the Listing, distributions to participating shareholders who “opted in” to the Old DRP were reinvested in additional shares of the Company's common stock at a purchase price equal to the estimated NAV per share of common stock as of the date of issuance.

Upon the Listing, all shareholders were automatically enrolled in the New DRP and will receive distributions as declared by the Company in additional shares of its common stock unless such shareholder affirmatively elects to receive an entire distribution in cash by notifying (i) such shareholder’s financial adviser; or (ii) if such shareholder has a registered account maintained at the Company’s transfer agent, the plan administrator. With respect to distributions to participating shareholders under the New DRP, the Company reserves the right to either issue new shares or cause the plan administrator to purchase shares in the open market in connection with implementation of the New DRP. Unless the Company, in its sole discretion, otherwise directs DST Asset Management Solutions, Inc., the plan administrator, (A) if the per share “market price” (as defined in the New DRP) is equal to or greater than the estimated NAV per share on the payment date for the distribution, then the Company will issue shares at the greater of (i) the estimated NAV or (ii) 95% of the market price, or (B) if the market price is less than the estimated NAV, then, in the Company’s sole discretion, (i) shares will be purchased in open market transactions for the accounts of participating shareholders to the extent practicable, or (ii) the Company will issue shares at the estimated NAV. Pursuant to the terms of the New DRP, the number of shares to be issued to a participating shareholder will be determined by dividing the total dollar amount of the distribution payable to a participating shareholder by the price per share at which the Company issues such shares; provided, however, that shares purchased in open market transactions by the plan administrator will be allocated to a participating shareholder based on the weighted average purchase price, excluding any brokerage charges or other charges, of all shares purchased in the open market with respect to such distribution.
If a shareholder receives distributions in the form of common stock pursuant to the New DRP, such shareholder generally will be subject to the same federal, state and local tax consequences as if they elected to receive distributions in cash. If the Company’s common stock is trading at or below NAV, a shareholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of cash that such shareholder would have received if they had elected to receive the distribution in cash. If the Company’s common stock is trading above NAV, a shareholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s common stock. The shareholder’s basis for determining gain or loss upon the sale of common stock received in a distribution will be equal to the total dollar amount of the distribution payable to the shareholder. Any stock received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares of common stock are credited to the shareholder’s account.
The following table provides information concerning the Company’s purchases of shares of its common stock in the open market during the years ended December 31, 2022 and 2023 pursuant to the New DRP in order to satisfy the reinvestment portion of the Company’s distributions:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
2022
January 1 to January 31, 2022	—	$—	—	—
February 1 to February 28, 2022	—	—	—	—
March 1 to March 31, 2022	54,613	14.77	54,613	(1)
April 1 to April 30, 2022	—	—	—	—
May 1 to May 31, 2022	—	—	—	—
June 1 to June 30, 2022	155,800	10.06	155,800	(1)
July 1 to July 31, 2022	—	—	—	—
August 1 to August 31, 2022	—	—	—	—
September 1 to September 30, 2022	207,602	10.14	207,602	(1)
October 1 to October 31, 2022	—	—	—	—
November 1 to November 30, 2022	—	—	—	—
December 1 to December 31, 2022	182,234	10.78	182,234	(1)
Total for the year ended December 31, 2022	600,249	$10.74	600,249	(1)

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
2023
January 1 to January 31, 2023	146,946	$11.19	146,946	(1)
February 1 to February 28, 2023	—	—	—	—
March 1 to March 31, 2023	204,427	9.78	204,427	(1)
April 1 to April 30, 2023	—	—	—	—
May 1 to May 31, 2023	—	—	—	—
June 1 to June 30, 2023	174,424	10.71	174,424	(1)
July 1 to July 31, 2023	—	—	—	—
August 1 to August 31, 2023	—	—	—	—
September 1 to September 30, 2023	160,383	11.10	160,383	(1)
October 1 to October 31, 2023	25,764	10.30	25,764	(1)
November 1 to November 30, 2023	—	—	—	—
December 1 to December 31, 2023	139,731	11.66	139,731	(1)
Total for the year ended December 31, 2023	851,675	$10.79	851,675	(1)
(1) See the description of the New DRP above.
The Company may fund its distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies. Any such distributions can only be sustained if the Company maintains positive investment performance in future periods. There can be no assurances that the Company will maintain such performance in order to sustain these distributions or be able to pay distributions at all. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. As a result, CIM has no obligation to provide expense support to the Company in future periods. For the years ended December 31, 2023, 2022 and 2021, none of the Company's distributions resulted from expense support from CIM. The Company has not established limits on the amount of funds it may use from available sources to make distributions.
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023			2022			2021
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share(1)	Amount	Percentage
Net investment income	$1.6100	$87,867	100.0%	$1.4500	$81,575	100.0%	$1.2592	$71,530	100.0%
Total distributions	$1.6100	$87,867	100.0%	$1.4500	$81,575	100.0%	$1.2592	$71,530	100.0%
(1) The per share amount for 2021 has been retroactively adjusted to reflect the reverse stock split as discussed in Note 3.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)
Note 6. Investments
The composition of the Company’s investment portfolio as of December 31, 2023 and 2022 at amortized cost and fair value was as follows:

	December 31, 2023			December 31, 2022
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,604,111	$1,565,171	85.0%	$1,638,995	$1,579,512	90.3%
Senior secured second lien debt	41,280	29,111	1.6%	41,036	38,769	2.2%
Collateralized securities and structured products - equity	2,362	1,096	0.1%	2,687	1,179	0.1%
Unsecured debt	31,693	12,874	0.7%	30,427	22,643	1.3%
Equity	182,738	232,572	12.6%	79,595	107,058	6.1%
Subtotal/total percentage	1,862,184	1,840,824	100.0%	1,792,740	1,749,161	100.0%
Short term investments(2)	113,446	113,446		10,869	10,869
Total investments	$1,975,630	$1,954,270		$1,803,609	$1,760,030
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
December 31, 2023
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$282,237	15.3%	$336,055	19.2%
Healthcare & Pharmaceuticals	238,624	13.0%	237,082	13.6%
Media: Diversified & Production	135,037	7.3%	134,927	7.7%
Retail	135,000	7.3%	74,718	4.3%
Media: Advertising, Printing & Publishing	116,100	6.3%	105,375	6.0%
Services: Consumer	107,195	5.8%	115,849	6.6%
Energy: Oil & Gas	104,893	5.7%	68,756	3.9%
Construction & Building	104,727	5.7%	46,007	2.6%
Diversified Financials	85,733	4.7%	99,819	5.7%
Chemicals, Plastics & Rubber	82,597	4.5%	66,753	3.8%
Beverage, Food & Tobacco	68,780	3.7%	45,396	2.6%
Consumer Goods: Durable	59,955	3.3%	60,735	3.5%
Banking, Finance, Insurance & Real Estate	52,272	2.8%	43,836	2.5%
Hotel, Gaming & Leisure	50,906	2.8%	46,739	2.7%
Capital Equipment	49,571	2.7%	41,580	2.4%
Consumer Goods: Non-Durable	42,381	2.3%	47,886	2.8%
High Tech Industries	22,671	1.2%	56,501	3.2%
Containers, Packaging & Glass	18,480	1.0%	19,551	1.1%
Telecommunications	17,768	1.0%	18,302	1.1%
Environmental Industries	15,336	0.8%	—	—
Metals & Mining	13,957	0.8%	15,780	0.9%
Automotive	12,403	0.7%	16,255	0.9%
Transportation: Cargo	12,201	0.7%	12,417	0.7%
Aerospace & Defense	12,000	0.6%	38,842	2.2%
Subtotal/total percentage	1,840,824	100.0%	1,749,161	100.0%
Short term investments	113,446		10,869
Total investments	$1,954,270		$1,760,030

	December 31, 2023		December 31, 2022
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,812,416	98.4%	$1,739,866	99.5%
Canada	26,350	1.4%	7,452	0.4%
Cayman Islands	1,096	0.1%	1,179	0.1%
Bermuda	962	0.1%	664	—
Subtotal/total percentage	1,840,824	100.0%	1,749,161	100.0%
Short term investments	113,446		10,869
Total investments	$1,954,270		$1,760,030
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of December 31, 2023 and 2022, investments on non-accrual status represented 0.9% and 1.3%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2023 and 2022, the Company’s unfunded commitments amounted to $47,349 and $71,420, respectively. As of March 6, 2024, the Company’s unfunded commitments amounted to $53,048. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
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
The Company also serves as administrative agent to CION/EagleTree to provide servicing functions and other administrative services. In certain cases, these servicing functions and other administrative services may be performed by CIM. Amounts charged to CION/EagleTree by the Company for services performed by CIM are netted against amounts the Company is charged by CIM for administrative services.
On December 21, 2021, CION/EagleTree issued senior secured notes of $61,629 to the Company and $10,875 to ET-BC, or the CION/EagleTree Notes. The CION/EagleTree Notes bear interest at a fixed rate of 14.0% per year and are secured by a first priority security interest in all of the assets of CION/EagleTree. On November 16, 2023, the Company purchased a portion of the CION/EagleTree Notes held by ET-BC. As a result, as of December 31, 2023, the Company held $59,598 and ET-BC held $4,904 of the CION/Eagletree Notes. The obligations of CION/EagleTree under the CION/EagleTree Notes are non-recourse to the Company.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of December 31, 2023:

Portfolio Company	Interest(a)	Maturity	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Berlitz Holdings, Inc.(f)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	$1,200	$1,157	$1,194
Community Tree Service, LLC(g)	S+850, 1.00% SOFR Floor	6/17/2027	Construction & Building	463	463	464
Total Senior Secured First Lien Debt					1,620	1,658
Senior Secured Second Lien Debt
Access CIG, LLC(g)	S+775, 0.00% SOFR Floor	2/27/2026	Services: Business	7,250	7,229	7,244
MedPlast Holdings, Inc.(e)	L+775, 0.00% LIBOR Floor	7/2/2026	Healthcare & Pharmaceuticals	6,750	6,276	6,535
Total Senior Secured Second Lien Debt					13,505	13,779
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(c)	11.84% Estimated Yield	2/2/2026	Diversified Financials	10,000	9,717	9,117
Total Collateralized Securities and Structured Products - Equity					9,717	9,117
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	5,065
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)			Media: Diversified & Production	1,469 Units	486	1,622
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)			Media: Diversified & Production	255 Units	—	31
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)			Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	12,144	12,464
Carestream Health Holdings, Inc., Common Stock(d)			Healthcare & Pharmaceuticals	614,367 Units	21,759	21,386
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	8,218	10,391
CTS Ultimate Holdings LLC, Class A Preferred Units(d)			Construction & Building	3,578,701 Units	1,000	895
Dayton HoldCo, LLC, Membership Units(d)			Construction & Building	37,264 Units	8,400	14,537
HDNet Holdco LLC, Preferred Unit Call Option(d)			Media: Diversified & Production	1 Unit	—	382
Language Education Holdings GP LLC, Common Units(d)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(d)			Services: Business	133,333 Units	300	503
Skillsoft Corp., Class A Common Stock(d)			High Tech Industries	12,171 Units	2,000	214
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					59,507	67,490
Short Term Investments(h)
First American Treasury Obligations Fund, Class Z Shares	5.24%(i)				1,306	1,306
Total Short Term Investments					1,306	1,306
TOTAL INVESTMENTS					$85,655	$93,350
a.The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of December 31, 2023, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to December 31, 2023. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2023, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2023.
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
d.Non-income producing security.
e.The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2023 was 5.47%.
f.The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
g.The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
h.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
i.7-day effective yield as of December 31, 2023.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of December 31, 2023 and 2022:

Selected Balance Sheet Information:	December 31, 2023	December 31, 2022
Investments, at fair value (amortized cost of $85,655 and $102,619, respectively)	$93,350	$105,978
Cash and other assets	14	2,476
Dividend receivable on investments	414	225
Interest receivable on investments	287	301
Total assets	$94,065	$108,980

Senior secured notes (net of unamortized debt issuance costs of $70 and $94, respectively)	$64,432	$70,904
Other liabilities	166	1,881
Total liabilities	64,598	72,785
Members' capital	29,467	36,195
Total liabilities and members' capital	$94,065	$108,980
The following table includes selected statement of operations information for CION/EagleTree for the year ended December 31, 2023 and for the year ended December 31, 2022:

Selected Statement of Operations Information:	Year Ended December 31, 2023	Year Ended December 31, 2022
Total revenues	$6,230	$9,653
Total expenses	10,213	11,120
Net realized (loss) gain on investments	(2,083)	9,947
Net change in unrealized appreciation (depreciation) on investments	4,338	(5,839)
Net (decrease) increase in net assets from operations	$(1,728)	$2,641
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
In December 2020, the Company and BCP elected to wind-down the operations of CION SOF. On December 14, 2020, CION SOF repaid to MS all amounts outstanding under the SOF Credit Facility. On January 28, 2021, CION SOF sold all of its remaining debt and equity investments to the Company. On March 18, 2021, CION SOF declared a final distribution, which was a return of capital, and on March 19, 2021, distributed all remaining assets to the Company and BCP.
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
December 31, 2023
(in thousands, except share and per share amounts)
In accordance with ASU 2015-02, Consolidation, the Company determined that CION SOF was a VIE. However, the Company was not the primary beneficiary and therefore did not consolidate CION SOF. The Company's maximum exposure to losses from CION SOF was limited to its equity contribution to CION SOF.

The Company did not record any dividend income from its equity interest in CION SOF for the years ended December 31, 2023, 2022 or 2021.
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2023:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	SOFR+3.20%	$550,000	$125,000	May 15, 2025
2026 Notes(1)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
UBS Facility	Repurchase Agreement	SOFR+3.20%	122,500	27,500	November 19, 2024
Series A Notes(2)	Israel Public Bond Offering	SOFR+3.82%	114,844	—	August 31, 2026
2027 Notes	Note Purchase Agreement	SOFR+4.75%	100,000	—	November 8, 2027
2022 More Term Loan	Term Loan Facility Agreement	SOFR+3.50%	50,000	—	April 27, 2027
2021 More Term Loan(3)	Term Loan Facility Agreement	5.20%	30,000	—	September 30, 2024
			$1,092,344	$152,500
(1)As of December 31, 2023, the fair value of the 2026 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2023.
(2)As of December 31, 2023, the fair value of the Series A Notes was $121,710, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of December 31, 2023.
(3)As of December 31, 2023, the fair value of the 2021 More Term Loan was $30,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2023.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
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
As of December 31, 2023 and 2022, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility was $550,000 and $610,000, respectively. The carrying amount outstanding under the Third Amended JPM Credit Facility and the JPM Second Amendment approximates its fair value.
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
In connection with the Third Amended JPM Credit Facility and the JPM Second Amendment, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the year ended December 31, 2023, 34th Street was in compliance with all covenants and reporting requirements.
Through December 31, 2023, the Company incurred debt issuance costs of $13,790 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility and the JPM Second Amendment, which is included in the Company’s consolidated balance sheet as of December 31, 2023 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility and the JPM Second Amendment. At December 31, 2023, the unamortized portion of the debt issuance costs was $2,725.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)
For the years ended December 31, 2023 and 2022, the components of interest expense, average borrowings, and weighted average interest rate for the JPM Second Amendment and the Third Amended JPM Credit Facility were as follows:

	Years Ended December 31,
	2023	2022
Stated interest expense	$50,223	$29,254
Amortization of deferred financing costs	2,097	2,214
Non-usage fee	808	617
Total interest expense	$53,128	$32,085
Weighted average interest rate(1)	8.45%	4.99%
Average borrowings	$595,342	$590,603
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

The 2026 Notes mature on February 11, 2026. The 2026 Notes bear interest at a rate of 4.50% per year payable semi-annually on February 11th and August 11th of each year, which commenced on August 11, 2021. The Company has the right to, at its option, redeem all or a part that is not less than 10% of the 2026 Notes (i) after February 11, 2024 but on or before February 11, 2025, at a redemption price equal to 102% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, (ii) after February 11, 2025 but on or before August 11, 2025, at a redemption price equal to 101% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, and (iii) after August 11, 2025, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any.
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the year ended December 31, 2023, the Company was in compliance with all covenants and reporting requirements.
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
As of December 31, 2023, the aggregate principal amount of 2026 Notes outstanding was $125,000.
Through December 31, 2023, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of December 31, 2023 and will amortize to interest expense over the term of the 2026 Notes. At December 31, 2023, the unamortized portion of the debt issuance costs was $1,129.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)
For the years ended December 31, 2023 and 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Years Ended December 31,
	2023	2022
Stated interest expense	$5,625	$5,600
Amortization of deferred financing costs	533	533
Total interest expense	$6,158	$6,133
Weighted average interest rate(1)	4.50%	4.50%
Average borrowings	$125,000	$125,000
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
Principal on the Notes will be due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding. As of and for the year ended December 31, 2023, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
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
December 31, 2023
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
December 31, 2023
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
Pursuant to the Amended UBS Facility, Murray Hill Funding made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility. As of and for the year ended December 31, 2023, Murray Hill Funding was in compliance with all covenants and reporting requirements.
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At December 31, 2023, all upfront fees and other expenses were fully amortized.
As of December 31, 2023, Notes in the aggregate principal amount of $122,500 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $122,500. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of December 31, 2023, the amount due at maturity under the Amended UBS Facility was $122,500. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.
As of December 31, 2023, the fair value of assets held by Murray Hill Funding II was $252,001.
For the years ended December 31, 2023 and 2022, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Years Ended December 31,
	2023	2022
Stated interest expense	$10,297	$7,273
Non-usage fee	239	96
Total interest expense	$10,536	$7,369
Weighted average interest rate(1)	8.76%	5.29%
Average borrowings	$118,610	$137,322
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
December 31, 2023
(in thousands, except share and per share amounts)
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525 million, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and for the year ended December 31, 2023, the Company was in compliance with all covenants and reporting requirements.
On February 26, 2023, the Company’s shares of common stock also listed and commenced trading on the TASE under the ticker symbol “CION”.
On October 10, 2023, the Company issued $34,132 in aggregate principal amount of its additional Series A Unsecured Notes due 2026, or the Additional Series A Notes, to institutional investors in Israel. The Additional Series A Notes were issued pursuant to the Deed of Trust and were issued by way of expanding, and have the same terms and conditions as, the existing Series A Notes that were issued by the Company on February 28, 2023. After the deduction of fees and other offering expenses, the Company received net proceeds of $32,317, which the Company used to make investments in portfolio companies in accordance with its investment objectives and for working capital and general corporate purposes. The Additional Series A Notes are rated A1.il by Midroog Ltd., an affiliate of Moody’s, and commenced trading on the TASE on October 10, 2023.
Through December 31, 2023, the Company incurred debt issuance costs of $5,139 in connection with issuing the Series A Notes and the Additional Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes and the Additional Series A Notes, which is included in the Company’s consolidated balance sheet as of December 31, 2023 and will amortize to interest expense over the term of the Series A Notes and the Additional Series A Notes. At December 31, 2023, the unamortized portion of the debt issuance costs was $4,253.
For the period from February 28, 2023 through December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

For the Period From February 28, 2023 Through December 31, 2023

Stated interest expense	$6,886
Amortization of deferred financing costs	887
Total interest expense	$7,773
Weighted average interest rate(1)	8.98%
Average borrowings	$89,940
(1) Includes the stated interest expense on the Series A Notes and the Additional Series A Notes and is annualized for periods covering less than one year.
2027 Notes
On November 8, 2023, the Company entered into a Note Purchase Agreement with certain institutional investors, or the 2027 Note Purchase Agreement, in connection with the Company’s issuance of $100,000 aggregate principal amount of its senior unsecured notes due 2027, or the 2027 Notes, at a purchase price equal to 99.25% of the principal amount of the 2027 Notes. The net proceeds to the Company were $98,290, after the deduction of placement agent fees and other financing expenses, which the Company intends to use to primarily repay debt under its senior secured financing arrangements, make investments in portfolio companies in accordance with its investment objectives, and for working capital and general corporate purposes. The 2027 Notes are rated BBB (low) by DBRS, Inc.
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
December 31, 2023
(in thousands, except share and per share amounts)
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

The 2027 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. The 2027 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new credit facilities, loans, notes or unsecured indebtedness in excess of $25 million incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the 2027 Note Purchase Agreement. In addition, the 2027 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25 million, certain judgments and orders, and certain events of bankruptcy. As of December 31, 2023 and for the period from November 8, 2023 through December 31, 2023, the Company was in compliance with all covenants and reporting requirements.
Through December 31, 2023, the Company incurred debt issuance costs of $1,710 in connection with issuing the 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the 2027 Notes, which is included in the Company’s consolidated balance sheet as of December 31, 2023 and will amortize to interest expense over the term of the 2027 Notes. At December 31, 2023, the unamortized portion of the debt issuance costs was $1,647.
For the period from November 8, 2023 through December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2027 Notes were as follows:

For the Period From November 8, 2023 Through December 31, 2023

Stated interest expense	$1,495
Amortization of deferred financing costs	63
Total interest expense	$1,558
Weighted average interest rate(1)	9.97%
Average borrowings	$100,000
(1) Includes the stated interest expense on the 2027 Notes and is annualized for periods covering less than one year.
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
December 31, 2023
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

The More Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the More Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the year ended December 31, 2023, the Company was in compliance with all covenants and reporting requirements.
Through December 31, 2023, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 More Term Loan, which is included in the Company’s consolidated balance sheet as of December 31, 2023 and will amortize to interest expense over the term of the 2022 More Term Loan. At December 31, 2023, the unamortized portion of the debt issuance costs was $680.

For the year ended December 31, 2023 and for the period from April 27, 2022 through December 31, 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 More Term Loan were as follows:

	Year Ended December 31, 2023	For the Period From April 27, 2022 Through December 31, 2022
Stated interest expense	$4,328	$2,027
Amortization of deferred financing costs	205	140
Total interest expense	$4,533	$2,167
Weighted average interest rate(1)	8.54%	5.86%
Average borrowings	$50,000	$50,000
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)
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

The Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the year ended December 31, 2023, the Company was in compliance with all covenants and reporting requirements.
Through December 31, 2023, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 More Term Loan, which is included in the Company’s consolidated balance sheet as of December 31, 2023 and will amortize to interest expense over the term of the 2021 More Term Loan. At December 31, 2023, the unamortized portion of the debt issuance costs was $209.

For the years ended December 31, 2023 and 2022, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 More Term Loan were as follows:

	Years Ended December 31,
	2023	2022
Stated interest expense	$1,582	$1,582
Amortization of deferred financing costs	288	288
Total interest expense	$1,870	$1,870
Weighted average interest rate(1)	5.20%	5.20%
Average borrowings	$30,000	$30,000
(1) Includes the stated interest expense on the 2021 More Term Loan and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of December 31, 2023 and 2022, according to the fair value hierarchy:

	December 31, 2023(1)				December 31, 2022(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,565,171	$1,565,171	$—	$—	$1,579,512	$1,579,512
Senior secured second lien debt	—	—	29,111	29,111	—	—	38,769	38,769
Collateralized securities and structured products - equity	—	—	1,096	1,096	—	—	1,179	1,179
Unsecured debt	—	—	12,874	12,874	—	—	22,643	22,643
Equity	1,624	—	205,909	207,533	2,341	—	73,951	76,292
Short term investments	113,446	—	—	113,446	10,869	—	—	10,869
Total Investments	$115,070	$—	$1,814,161	$1,929,231	$13,210	$—	$1,716,054	$1,729,264
(1)Excludes the Company's $25,039 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $30,766 investment in CION/EagleTree, which is measured at NAV.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2022	$1,579,512	$38,769	$1,179	$22,643	$73,951	$1,716,054
Investments purchased(2)(3)	393,865	57	—	5,449	111,200	510,571
Net realized loss	(24,261)	—	—	—	(7,666)	(31,927)
Net change in unrealized appreciation (depreciation)	20,543	(9,901)	242	(11,035)	28,815	28,664
Accretion of discount	13,285	204	—	17	—	13,506
Sales and principal repayments(3)	(417,773)	(18)	(325)	(4,200)	(391)	(422,707)
Ending balance, December 31, 2023	$1,565,171	$29,111	$1,096	$12,874	$205,909	$1,814,161
Change in net unrealized appreciation (depreciation) on investments still held as of December 31, 2023(1)	$5,416	$(9,901)	$242	$(11,035)	$26,333	$11,055
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

	Year Ended December 31, 2022
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2021	$1,526,989	$38,583	$2,998	$26,616	$37,736	$1,632,922
Investments purchased(1)	549,950	19,930	—	3,635	35,081	608,596
Net realized (loss) gain	(5,646)	(19,327)	24	—	(7,798)	(32,747)
Net change in unrealized (depreciation) appreciation	(21,581)	14,604	(621)	(7,623)	9,999	(5,222)
Accretion of discount	10,517	500	—	15	—	11,032
Sales and principal repayments(1)	(480,717)	(15,521)	(1,222)	—	(1,067)	(498,527)
Ending balance, December 31, 2022	$1,579,512	$38,769	$1,179	$22,643	$73,951	$1,716,054
Change in net unrealized (depreciation) appreciation on investments still held as of December 31, 2022(2)	$(39,831)	$801	$(621)	$(7,623)	$1,604	$(45,670)
(1)Includes non-cash restructured securities.
(2)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,354,388	Discounted Cash Flow	Discount Rates	8.5%	—	32.5%	13.8%
	108,992	Broker Quotes	Broker Quotes	N/A			N/A
	72,229	Market Comparable Approach	Revenue Multiple	1.00x	—	2.50x	1.61x
	27,867		EBITDA Multiple	9.00x	—	16.25x	14.35x
	1,695	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	27,638	Discounted Cash Flow	Discount Rates	13.4%	—	25.0%	16.1%
	1,473	Market Comparable Approach	EBITDA Multiple	9.00x			N/A
Collateralized securities and structured products - equity	1,096	Discounted Cash Flow	Discount Rates	5.4%	—	21.0%	20.7%
Unsecured debt	8,739	Discounted Cash Flow	Discount Rates	16.0%			N/A
	4,135	Other(2)	Other(2)	N/A			N/A
Equity	90,771	Market Comparable Approach	EBITDA Multiple	4.75x	—	17.25x	9.38x
	84,328		Revenue Multiple	0.15x	—	6.50x	1.48x
	29,463		$ per kW	$161.16	—	$400.00	$337.28
	971	Broker Quotes	Broker Quotes	N/A			N/A
	376	Options Pricing Model	Expected Volatility	115.0%			N/A
Total	$1,814,161
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Professional fees	$2,178	$1,778	$4,214
Transfer agent expense	911	1,124	1,290
Valuation expense	853	821	904
Dues and subscriptions	800	791	411
Director fees and expenses	696	632	516
Insurance expense	675	833	612
Accounting and administrative costs	637	524	759
Printing and marketing expense	351	708	990
Other expenses	281	67	109
Total general and administrative expense	$7,382	$7,278	$9,805

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
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
As of December 31, 2023 and 2022, the Company’s unfunded commitments were as follows:

Unfunded Commitments	December 31, 2023(1)	December 31, 2022(1)
Flatworld Intermediate Corp.	$5,865	$5,865
Thrill Holdings LLC	5,000	3,261
American Health Staffing Group, Inc.	3,333	3,333
Nova Compression, LLC	2,609	—
Mimeo.com, Inc.	2,500	3,000
Coyote Buyer, LLC	2,500	2,500
Rogers Mechanical Contractors, LLC	2,404	3,365
Moss Holding Company	2,232	2,232
Instant Web, LLC	2,164	5,628
MacNeill Pride Group Corp.	2,017	2,017
Tactical Air Support, Inc.	2,000	—
BDS Solutions Intermediateco, LLC	1,905	1,998
Bradshaw International Parent Corp.	1,844	1,844
Fluid Control II Inc.	1,765	—
Sleep Opco, LLC	1,750	1,750
ESP Associates, Inc.	1,316	—
OpCo Borrower, LLC	1,042	833
H.W. Lochner, Inc.	1,036	225
Critical Nurse Staffing, LLC	1,000	5,599
Dermcare Management, LLC	671	1,862
Service Compression, LLC	419	4,186
Invincible Boat Company LLC	399	559
RA Outdoors, LLC	372	1,049
Ironhorse Purchaser, LLC	347	2,469
American Clinical Solutions LLC	250	—
American Teleconferencing Services, Ltd.	234	235
Homer City Holdings LLC	196	3,000
Anthem Sports & Entertainment Inc.	167	167
HW Acquisition, LLC	12	2,200
Cennox, Inc.	—	7,567
Archer Systems, LLC	—	1,905
RumbleOn, Inc.	—	1,775
WorkGenius, Inc.	—	750
STATinMED, LLC	—	156
NWN Parent Holdings LLC	—	90
Total	$47,349	$71,420
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2023 and 2022, refer to the table above and the consolidated schedules of investments. As of March 6, 2024, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $53,048.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, conversion fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Amendment fees	$6,415	$2,633	$869
Capital structuring and other fees	4,309	4,446	4,973
Conversion fees	477	2,365	—
Commitment fees	308	—	—
Administrative agent fees	185	100	85
Total	$11,694	$9,544	$5,927
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended December 31, 2023, 2022, 2021, 2020 and 2019:

	Years Ended December 31,
	2023	2022	2021	2020	2019
Per share data:(1)
Net asset value at beginning of period	$15.98	$16.34	$15.50	$16.80	$17.38
Results of operations:
Net investment income	1.92	1.56	1.31	1.39	1.54
Net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments and (loss) gain on foreign currency(2)	(0.18)	(0.68)	0.79	(1.57)	(0.63)
Net increase (decrease) in net assets resulting from operations(2)	1.74	0.88	2.10	(0.18)	0.91
Shareholder distributions:
Distributions from net investment income	(1.61)	(1.44)	(1.26)	(1.12)	(1.49)
Net decrease in net assets resulting from shareholders' distributions	(1.61)	(1.44)	(1.26)	(1.12)	(1.49)
Capital share transactions:
Issuance of common stock above net asset value(3)	—	—	—	—	—
Repurchases of common stock below net asset value(4)	0.12	0.20	—	—	—
Net increase in net assets resulting from capital share transactions	0.12	0.20	—	—	—
Net asset value at end of period	$16.23	$15.98	$16.34	$15.50	$16.80
Shares of common stock outstanding at end of period	54,184,636	55,299,484	56,958,440	56,646,867	56,690,578
Total investment return-net asset value(5)	17.00%	10.44%	14.43%	(0.94)%	5.55%
Total investment return-market value(6)	34.33%	(14.87)%	3.87%	—	—
Net assets at beginning of period	$883,634	$930,512	$878,256	$952,563	$979,271
Net assets at end of period	$879,563	$883,634	$930,512	$878,256	$952,563
Average net assets	$864,886	$917,781	$918,824	$875,846	$967,323
Ratio/Supplemental data:
Ratio of net investment income to average net assets	12.14%	9.61%	8.09%	8.99%	9.03%
Ratio of gross operating expenses to average net assets(7)	16.88%	11.63%	9.04%	9.72%	11.76%
Ratio of net operating expenses to average net assets	16.88%	11.63%	9.04%	9.72%	11.76%
Portfolio turnover rate(8)	17.43%	26.81%	52.04%	22.99%	31.59%
Total amount of senior securities outstanding	$1,092,344	$957,500	$830,000	$725,000	$841,042
Asset coverage ratio(9)	1.81	1.92	2.12	2.21	2.13
(1)The per share data for the years ended December 31, 2023, 2022, 2021, 2020 and 2019 was derived by using the weighted average shares of common stock outstanding during each period. The share information utilized to determine per share data for 2021, 2020 and 2019 in this table has been retroactively adjusted to reflect the Reverse Stock Split discussed in Note 3.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
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
(3)The continuous issuance of shares of common stock may have caused an incremental increase in net asset value per share due to the sale of shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per share on each subscription closing date. The per share impact of the continuous issuance of shares of common stock was an increase to net asset value of less than $0.01 per share during the years ended December 31, 2023, 2022, 2021, 2020 and 2019. The Company's follow-on continuous public offering ended on January 25, 2019.
(4)Repurchases of common stock may have caused an incremental decrease or increase in net asset value per share due to the repurchase of shares at a price in excess of or below net asset value per share, respectively, on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the years ended December 31, 2021, 2020 and 2019.
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
(6)Total investment return-market value for the years ended December 31, 2023, 2022 and 2021 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s New DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
December 31, 2023
(in thousands, except share and per share amounts)
Note 14. Income Taxes

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute at least 90% of its taxable income to its shareholders. In addition, by distributing during each calendar year at least 90% of its “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, the Company intends not to be subject to corporate level federal income tax. Accordingly, no federal income tax provision was required for the years ended December 31, 2023 or 2022. The Company will also be subject to nondeductible federal excise taxes of 4% if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

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

As of December 31, 2023 and 2022, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	December 31, 2023	December 31, 2022
Paid-in-capital in excess of par value	$(341)	$(374)
Accumulated losses	341	374
These permanent differences are primarily due to the reclassification of nondeductible expenses. These reclassifications had no effect on net assets.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV and were as follows for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023		2022		2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	87,867	100.0%	81,575	100.0%	71,530	100.0%
Total	87,867	100.0%	81,575	100.0%	71,530	100.0%
(1)Includes net short term capital gains of $0, $0 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.

See Note 5, Distributions, for further information.

As of December 31, 2023 and 2022, the components of accumulated earnings on a tax basis were as follows:

	December 31, 2023	December 31, 2022
Undistributed ordinary income	6,562	8,543
Other accumulated losses (1)	(84,271)	(77,942)
Net unrealized depreciation on investments	(74,433)	(91,091)
Total accumulated losses	(152,142)	(160,490)
(1) Includes short term capital loss carryforwards of $0 and long term capital loss carryforwards of $82,541 as of December 31, 2023. Includes short term capital loss carryforwards of $7,233 and long term capital loss carryforwards of $66,284 as of December 31, 2022.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2023
(in thousands, except share and per share amounts)
As of December 31, 2023, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $71,010; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $145,443; the net unrealized depreciation was $74,433; and the aggregate cost of securities for Federal income tax purposes was $2,028,711.
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
Note 15. Selected Quarterly Financial Data (unaudited)

The following is the selected quarterly financial data as of and for the years ended December 31, 2023 and 2022. The following information reflects all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$64,975	$58,496	$67,540	$59,999
Net investment income	29,858	23,416	29,990	21,758
Net realized and unrealized (loss) gain on investments and foreign currency	(60,903)	4,478	17,483	29,234
Net (decrease) increase in net assets resulting from operations	(31,045)	27,894	47,473	50,992
Net (decrease) increase in net assets resulting from operations per share of common stock(1)	(0.56)	0.51	0.87	0.94
Net asset value per share of common stock at end of quarter	15.11	15.31	15.80	16.23
Weighted average shares of common stock outstanding	55,109,482	54,788,740	54,561,367	54,292,065

Quarter Ended	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$41,683	$43,552	$54,163	$55,500
Net investment income	19,483	19,288	25,557	23,877
Net realized and unrealized (loss) gain on investments and foreign currency	(11,594)	(20,554)	8,426	(14,342)
Net increase (decrease) in net assets resulting from operations	7,889	(1,266)	33,983	9,535
Net increase (decrease) in net assets resulting from operations per share of common stock(1)	0.14	(0.02)	0.60	0.17
Net asset value per share of common stock at end of quarter	16.20	15.89	16.26	15.98
Weighted average shares of common stock outstanding	56,958,440	56,958,440	56,816,992	55,505,248
(1)The sum of the quarterly amounts may not equal amounts reported for the years ended December 31, 2023 and 2022. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

In connection with the preparation of our annual consolidated financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, RSM US LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is set forth under the heading “Reports of Independent Registered Public Accounting Firm” on page 86.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."
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

Name(1)	Age	Position(s)
Interested Directors(2)(3)
Mark Gatto	51	Co-Chairman, Co-Chief Executive Officer and Director
Michael A. Reisner	53	Co-Chairman, Co-Chief Executive Officer and Director
Independent Directors(2)
Robert A. Breakstone	86	Director
Aron I. Schwartz	53	Director
Peter I. Finlay	62	Director
Earl V. Hedin	67	Director
Catherine K. Choi	52	Director
Edward J. Estrada	51	Director
Executive Officers Who Are Not Directors
Keith S. Franz	55	Chief Financial Officer and Treasurer
Gregg A. Bresner	56	President and Chief Investment Officer
Stephen Roman	42	Chief Compliance Officer and Secretary
Eric A. Pinero	48	Chief Legal Officer
Charlie Arestia	38	Managing Director and Head of Investor Relations
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

Earl V. Hedin has served as a member of our Board since 2017. He is the co-founder and Managing Partner of Hudson Partners Group LLC. The firm assists investment managers in raising institutional capital for hedge funds, private equity and other alternative investment strategies. From 1999 to 2007, Mr. Hedin served as a Senior Managing Director at Bear, Stearns & Co. Inc., where he held various senior roles building and guiding the Bear Stearns Asset Management Group. These roles included Chief Financial Officer, Director of Alternatives and co-head and founder of the firm's Private Funds Group. He was responsible for the firm's sponsored venture capital funds and headed the approximately $1 billion private equity fund-of-funds program. During his tenure, he created numerous alternative asset products and helped raise over $3 billion for these funds. Mr. Hedin also created the first hedge fund-of-funds product at Bear Stearns. From 1995 to 1998, he served as a Managing Director – Principal, and worked on several key international financial structuring projects, including the creation of Bear Stearns Irish Bank in Dublin. Additionally, Mr. Hedin created the Bear Stearns Dublin Development Center to reduce technology related costs. From 1994 to 1995, he served as Vice President at Bankers Trust New York Corporation, where he was responsible for strategic planning and management reporting. Prior to that, from 1989 to 1993, he worked as a Vice President and Controller in the firm's Domestic Merchant Bank and directed all financial management functions across a variety of business units. During that time, he was also actively involved in the buying and selling of LBO partnership interests. From 1988 to 1989, he served as Vice President – Finance and Chief Financial Officer of American International Group's credit subsidiary, A.I. Credit Corporation, and managed the firm's liability portfolio. Previously, Mr. Hedin was an Associate in Morgan Stanley's venture capital group as well as the Chief Financial Officer of the group's activities. Prior to that, he served as a Senior Accountant at Price Waterhouse.

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

Classes of Directors:

As stated above, our directors are divided into three classes, each holding office for a three-year term. At each annual meeting of shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. Our directors are classified as below:

Class I - Independent (Serve Until the Annual Meeting of Shareholders in 2025)	Class II - Independent (Serve Until the Annual Meeting of Shareholders in 2026)	Class III - Interested (Serve Until the Annual Meeting of Shareholders in 2024)
Peter I. Finlay	Robert A. Breakstone	Mark Gatto
Earl V. Hedin	Aron I. Schwartz	Michael A. Reisner
Edward J. Estrada	Catherine K. Choi
Executive Officers Who Are Not Directors

Keith S. Franz has served as our Chief Financial Officer and Treasurer since 2011. Mr. Franz is principally responsible for our financial and day-to-day operating activities. Mr. Franz is also the Chief Financial Officer of CIM, our registered investment advisor. Mr. Franz joined CION Investments in March 2009. Prior to joining CION Investments, Mr. Franz was a senior executive for a business advisory and consulting firm from 2008 to 2009, the Vice President of Corporate Finance for a large publicly traded company from 2004 through 2008 and a Senior Audit Manager with E&Y, LLP in their assurance and business advisory group from 1991 through 2004. Mr. Franz received a B.S. from Binghamton University and is a certified public accountant and a Series 27 Financial and Operations principal.

Gregg A. Bresner joined our company as President and Chief Investment Officer in 2016. Mr. Bresner has over 25 years of corporate finance, investment and portfolio management experience with a focus in the leveraged finance sector. Prior to joining our company and CIM, Mr. Bresner worked at investment management and banking firms including Wasserstein Perella & Co., Bankers Trust Company, BT Alex. Brown, Deutsche Bank, Briscoe Capital Management and Plainfield Asset Management. Previously, Mr. Bresner served as the operating Chief Financial Officer of JDS Therapeutics from 2012 to 2016. At JDS, Mr. Bresner led the company's financial, accounting, capital raising, corporate development and human resource functions and completed multiple capital raises, licensing transactions and acquisitions. In 2010, Mr. Bresner co-founded Tyto Capital, an investment firm specializing in private debt and equity investments in U.S. based middle-market companies. Tyto originated and acquired multiple private investments from 2010 to 2012, including an equity investment in JDS Therapeutics. In 2003, Mr. Bresner co-founded Briscoe Capital Management, a registered investment manager and the portfolio manager of the Fairfield Briscoe Senior Capital Fund, a debt fund focused on non-investment grade senior secured debt assets. Mr. Bresner actively managed a diversified loan portfolio of approximately 100 issuers. While at Briscoe, Mr. Bresner successfully raised and utilized approximately $700 million of committed debt facilities with Citigroup and CIBC. In mid-2006, the Briscoe Capital team merged into Plainfield Asset Management, a multi-billion-dollar special situations hedge fund platform. From 2006 to 2010, Mr. Bresner served as a Managing Director of Plainfield, where he sourced and executed direct U.S. debt and equity investments for various Plainfield investment funds.

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

Charlie Arestia has served as our Managing Director and Head of Investor Relations since March 2024. Prior to joining our company, Mr. Arestia was a Vice President at Focus Financial Partners from July 2021 to February 2024, with roles in both investor relations as well as mergers and acquisitions. While at Focus Financial Partners, his investor relations efforts included leading peer analysis and shareholder targeting efforts, as well as managing relationships with equity analysts and the investor community. Also, while at Focus Financial Partners, Mr. Arestia was responsible for sourcing and structuring mergers and acquisitions transactions in the wealth management space and working closely with partner firms on strategic initiatives to drive organic growth. From 2017 to 2021, he was an equity analyst at JP Morgan with coverage in the specialty finance sector including credit cards, auto and student lenders, BDCs, and mortgage finance. From 2014 to 2017, Mr. Arestia served in the US Army with assignments at Fort Benning, GA and Fort Bragg, NC. In 2010, Mr. Arestia began his career as an analyst at GS Gamma Advisors, a MBS-focused hedge fund at Guggenheim Partners. Mr. Arestia received a B.A from Johns Hopkins University.

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

Committees of the Board

The Board has established a standing audit committee, a standing nominating and corporate governance committee and a standing compensation committee. The Board met five times and took action by unanimous written consent eight times during the fiscal year ended December 31, 2023. Each director attended more than 95% of all meetings of the Board held during the fiscal year ended December 31, 2023. We do not have a formal policy regarding director attendance at an annual meeting of shareholders.

Audit Committee

The members of our audit committee are Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada, each of whom meets the independence standards established by the SEC for audit committees and is independent for purposes of the 1940 Act and the NYSE Listed Company Manual. Mr. Schwartz serves as chairman of the audit committee. The Board has determined that Mr. Schwartz is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The audit committee operates pursuant to a written charter and meets periodically as necessary. A copy of the audit committee’s charter is available on our website: www.cionbdc.com. The audit committee is responsible for selecting, engaging and discharging our independent registered public accounting firm (the “independent accountants”), reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The audit committee also establishes guidelines, reviews preliminary valuations and makes recommendations to the Board regarding the valuation of our loans and other investments. The audit committee met four times in 2023.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada, each of whom meets the independence standards established by the SEC for governance committees and is independent for purposes of the 1940 Act and the NYSE Listed Company Manual. Mr. Breakstone serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee operates pursuant to a written charter and meets periodically as necessary. A copy of the nominating and corporate governance committee’s charter is available on our website: www.cionbdc.com. The nominating and corporate governance committee is responsible for selecting, researching, and nominating directors for election by our shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management. The nominating and corporate governance committee will consider shareholders’ proposed nominations for directors. The nominating and corporate governance committee met three times in 2023.

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

Our executive officers do not receive any direct compensation from us. However, the compensation payable to CIM pursuant to the investment advisory agreement has been separately approved by a majority of the independent directors, as well as our shareholders in 2021, and renewed annually by such independent directors commencing in 2023. As none of our executive officers currently is compensated by us, the compensation committee does not produce and/or review a report on executive compensation practices. The compensation committee did not hold any formal meetings in 2023.

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

We also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time. We did not pay compensation to our directors who also serve in an executive officer capacity for us or CIM for the year ended December 31, 2023.

Our directors were paid compensation of $687,683 in connection with their service on the Board during the year ended December 31, 2023. No director or executive officer receives pension or retirement benefits from us.

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

Section 16 Reporting

Based on publicly available information, we are not aware of any director, officer, beneficial owner of more than ten percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to us, who failed to file a required form or failed to file their forms on a timely basis.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth, as of March 6, 2024, the beneficial ownership of our executive officers and directors, each person known to us to beneficially own 5% or more of our outstanding shares, and all of our executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors:
Mark Gatto(3)	42,204.39	*
Michael A. Reisner(4)	43,284.38	*
Independent Directors:
Robert A. Breakstone(5)	10,201.00	*
Peter I. Finlay(6)	2,300.00	*
Aron I. Schwartz(7)	2,000.00	*
Earl V. Hedin(8)	6,153.42	*
Catherine K. Choi	2,000.00	*
Edward J. Estrada	3,695.00	*
Executive Officers:
Keith S. Franz(9)	75,608.50	*
Gregg A. Bresner(10)	46,099.00	*
Stephen Roman(11)	8,436.25	*
Eric A. Pinero(12)	6,485.85	*
Charlie Arestia	None	None
All Executive Officers and Directors as a group (13 persons)	248,467.79	*
* Less than 1%.
(1)Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)Based on a total of 53,844,131 shares outstanding on March 6, 2024.

(3)Mr. Gatto is the record holder of 10,905 shares, and CIG is the record holder of 62,598.77 shares that includes 5,932.67 shares acquired under our distribution reinvestment plan. Messrs. Gatto and Reisner control CIG and, as a result, may be deemed to be the indirect beneficial owners of the shares held by CIG. As permitted by Rule 16a-1(a)(4) under the Exchange Act, Mr. Gatto disclaims beneficial ownership of the shares held by CIG except to the extent of his pecuniary interest therein.
(4)Mr. Reisner is the record holder of 11,985 shares, and CIG is the record holder of 62,598.77 shares that includes 5,932.67 shares acquired under our distribution reinvestment plan. Messrs. Gatto and Reisner control CIG and, as a result, may be deemed to be the indirect beneficial owners of the shares held by CIG. As permitted by Rule 16a-1(a)(4) under the Exchange Act, Mr. Reisner disclaims beneficial ownership of the shares held by CIG except to the extent of his pecuniary interest therein.
(5)Includes 1,806.00 shares acquired under our distribution reinvestment plan. An investment retirement account is the record holder of these shares. Mr. Breakstone is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the investment retirement account.
(6)A self-employed pension plan is the record holder of these shares. Mr Finlay is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the self-employed pension plan.
(7)An investment retirement account is the record holder of these shares. Mr. Schwartz is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the investment retirement account.
(8)Includes 2,302.55 shares acquired under our distribution reinvestment plan. An investment retirement account is the record holder of these shares. Mr. Hedin is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the investment retirement account.
(9)Mr. Franz is the record holder of 72,360.01 shares, and an investment retirement account is the record holder of 3,248.49 shares that includes 748.49 shares acquired under our distribution reinvestment plan. Mr. Franz is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the investment retirement account.
(10)Mr. Bresner is the record holder of 38,599 shares and certain investment retirement accounts are the record holder of 7,500 shares. Mr. Bresner is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the investment retirement accounts.
(11)Includes 1,336.25 shares acquired under our distribution reinvestment plan.
(12)Includes 915.85 shares acquired under our distribution reinvestment plan.
DOLLAR RANGE OF SECURITIES BENEFICIALLY OWNED BY DIRECTORS

The following table sets forth, as of March 6, 2024, the dollar range of our equity securities that are beneficially owned by each of our directors.

Name of Director	Dollar Range of Equity Securities Beneficially Owned in the Company(1)(2)(3)
Independent Directors:
Robert A. Breakstone	$100,001 – $500,000
Peter I. Finlay	$10,001 – $50,000
Aron I. Schwartz	$10,001 – $50,000
Earl V. Hedin	$50,001 – $100,000
Catherine K. Choi	$10,001 – $50,000
Edward J. Estrada	$10,001 – $50,000
Interested Directors:
Mark Gatto	$100,001 – $500,000
Michael A. Reisner	$100,001 – $500,000
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
(2)The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $10.88 on March 6, 2024 on the NYSE.
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

On January 1, 2019, we entered into a servicing agreement with CIM’s affiliate, Apollo Investment Administration, L.P., or AIA, pursuant to which AIA from time to time furnishes us with administrative services including, but not limited to, loan and high yield trading services, trade and settlement support, and supplementary investment valuation information. AIA is reimbursed for administrative expenses it incurs on our behalf in performing its obligations, provided that such reimbursement is reasonable, and costs and expenses incurred are documented. The servicing agreement may be terminated at any time, without the payment of any penalty, by either party, upon 60 days' written notice to the other party.

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

Share Repurchase Policy

On September 15, 2021, our board of directors, including the independent directors, approved a post- Listing share repurchase policy authorizing us to repurchase up to $50 million of our outstanding common stock after the Listing. On June 24, 2022, our board of directors, including the independent directors, increased the amount of shares of our common stock that may be repurchased under the post-Listing share repurchase policy by $10 million to up to an aggregate of $60 million. Under the post-Listing share repurchase policy, we may purchase shares of our common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at our discretion. Factors include, but are not limited to, share price, trading volume and general market conditions, along with our general business conditions. The policy may be suspended or discontinued at any time and does not obligate us to acquire any specific number of shares of our common stock.

On August 29, 2023, as part of the post-Listing share repurchase policy, we entered into a new trading plan with an independent broker, Wells Fargo Securities, LLC, or Wells Fargo, in accordance with Rule 10b5-1 of the Exchange Act based in part on historical trading data with respect to our shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan expires on August 29, 2024 and is subject to price, market volume and timing restrictions.

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
Item 14. Principal Accountant Fees and Services
RSM US LLP, or RSM, has served as our independent registered public accounting firm since March 26, 2019 and has been selected to continue serving as our independent registered public accounting firm for the fiscal year ending December 31, 2024. We know of no direct financial or material indirect financial interest of RSM in us.
Fees

RSM has acted as our independent registered public accounting firm for the fiscal years ended December 31, 2023, 2022, 2021, 2020 and 2019. Set forth in the table below are audit fees and non-audit related fees billed to us by RSM for professional services performed for our fiscal years ended December 31, 2023 and 2022.

Fiscal Year	Audit Fees*	Audit-Related Fees**	Tax Fees***	All Other Fees****
2023	$959,233	$—	$24,350	$—
2022	$858,610	$—	$22,500	$—

*	“Audit Fees” consist of fees billed to us by RSM for professional services rendered for the audit of our year-end financial statements. These fees billed include fees related to RSM's review of our debt offering document.
**	“Audit-Related Fees” are those fees billed to us by RSM relating to audit services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”
***	“Tax Fees” are those fees billed to us by RSM in connection with tax compliance services, including primarily the review of our income tax returns.
****	“All Other Fees” are those fees billed to us by RSM in connection with permitted non-audit services.
Our audit committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for us. All of the audit and non-audit services described above for which RSM billed us for the fiscal years ended December 31, 2023 and 2022 were pre-approved by the audit committee.

Audit Committee Report(1)

As part of its oversight of the financial statements of CĪON Investment Corporation, or the Company, the Audit Committee reviewed and discussed with both management and RSM US LLP, the Company’s independent registered public accounting firm, the Company’s consolidated financial statements to be filed with the SEC for the fiscal year ended December 31, 2023. Management advised the Audit Committee that all financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and reviewed significant accounting issues with the Audit Committee. The Audit Committee also discussed with RSM US LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T, and by the Auditing Standards Board of the American Institute of Certified Public Accountants.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements of the Company as of and for the years ended December 31, 2023, 2022 and 2021 be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for filing with the SEC.

March 12, 2024

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

Exhibit Number	Description of Document

10.27
Note Purchase Agreement of CĪON Investment Corporation related to the 2027 Notes, dated as of November 8, 2023 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2023 (File No. 814-00941)).

14.1
Code of Ethics of CĪON Investment Corporation, CION Investment Management, LLC, CION Investment Management II, LLC and Affiliated Advisers (Incorporated by reference to Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2023 (File No. 814-00941)).

21.1	Subsidiaries of CĪON Investment Corporation.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	CĪON Investment Corporation Clawback Policy*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 13, 2024
CĪON Investment Corporation
(Registrant)
By:  /s/ Michael A. Reisner
Michael A. Reisner
        Co-Chief Executive Officer
By:  /s/ Mark Gatto
Mark Gatto
        Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 13, 2024
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