Form 10-Q
period 2024-03-31
CION Investment Corp
filed 2024-05-09
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2024 was 53,589,124.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,541,138 and $1,610,822, respectively)	$1,494,478	$1,570,676
Non-controlled, affiliated investments (amortized cost of $212,966 and $210,103, respectively)	202,915	206,301
Controlled investments (amortized cost of $154,505 and $154,705, respectively)	173,444	177,293
Total investments, at fair value (amortized cost of $1,908,609 and $1,975,630, respectively)	1,870,837	1,954,270
Cash	48,482	8,415
Interest receivable on investments	36,366	36,724
Receivable due on investments sold and repaid	11,452	967
Prepaid expenses and other assets	1,137	1,348
Total assets	$1,968,274	$2,001,724

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $9,388 and $10,643, respectively)	$1,060,455	$1,081,701
Payable for investments purchased	21,041	4,692
Accounts payable and accrued expenses	743	1,036
Interest payable	8,556	10,231
Accrued management fees	6,864	6,893
Accrued subordinated incentive fee on income	6,914	4,615
Accrued administrative services expense	642	2,156
Shareholder distribution payable	—	10,837
Total liabilities	1,105,215	1,122,161

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 53,760,605
and 54,184,636 shares issued and 53,760,605 and 54,184,636 shares outstanding, respectively	54	54
Capital in excess of par value	1,028,360	1,033,030
Accumulated distributable losses	(165,355)	(153,521)
Total shareholders' equity	863,059	879,563
Total liabilities and shareholders' equity	$1,968,274	$2,001,724
Net asset value per share of common stock at end of period	$16.05	$16.23

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Year Ended December 31,
	2024	2023	2023
	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$55,372	$42,768	$184,013
Paid-in-kind interest income	7,049	4,831	22,317
Fee income	3,873	1,143	7,871
Dividend income	—	—	210
Non-controlled, affiliated investments
Interest income	1,519	2,474	7,068
Paid-in-kind interest income	2,482	1,731	8,372
Fee income	—	1,920	2,432
Dividend income	27	3,881	3,946
Controlled investments
Interest income	3,232	1,977	8,090
Paid-in-kind interest income	—	—	1,050
Fee income	—	—	1,391
Dividend income	—	4,250	4,250
Total investment income	73,554	64,975	251,010
Operating expenses
Management fees	6,864	6,676	26,856
Administrative services expense	1,092	837	3,971
Subordinated incentive fee on income	6,914	6,335	22,277
General and administrative	1,784	1,955	7,382
Interest expense	24,302	19,309	85,556
Total operating expenses	40,956	35,112	146,042
Net investment income before taxes	32,598	29,863	104,968
Income tax expense (benefit), including excise tax	5	5	(54)
Net investment income after taxes	32,593	29,858	105,022
Realized and unrealized (losses) gains
Net realized losses on:
Non-controlled, non-affiliated investments	(9,736)	(4,525)	(31,927)
Non-controlled, affiliated investments	—	—	—
Controlled investments	—	—	—
Net realized losses	(9,736)	(4,525)	(31,927)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(6,517)	(41,086)	15,658
Non-controlled, affiliated investments	(6,246)	(10,290)	(7,335)
Controlled investments	(3,649)	(5,002)	13,896
Net change in unrealized (depreciation) appreciation	(16,412)	(56,378)	22,219
Net realized and unrealized losses	(26,148)	(60,903)	(9,708)
Net increase (decrease) in net assets resulting from operations	$6,445	$(31,045)	$95,314
Per share information—basic and diluted
Net increase (decrease) in net assets per share resulting from operations	$0.12	$(0.56)	$1.74
Net investment income per share	$0.60	$0.54	$1.92
Weighted average shares of common stock outstanding	53,960,698	55,109,482	54,685,327
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Year Ended December 31,
	2024	2023	2023
	(unaudited)	(unaudited)
Changes in net assets from operations:
Net investment income	$32,593	$29,858	$105,022
Net realized loss on investments	(9,736)	(4,525)	(31,927)
Net change in unrealized (depreciation) appreciation on investments	(16,412)	(56,378)	22,219
Net increase (decrease) in net assets resulting from operations	6,445	(31,045)	95,314
Changes in net assets from shareholders' distributions:
Distributions to shareholders	(18,279)	(18,687)	(87,867)
Net decrease in net assets resulting from shareholders' distributions	(18,279)	(18,687)	(87,867)
Changes in net assets from capital share transactions:
Repurchase of common stock	(4,670)	(3,592)	(11,518)
Net decrease in net assets resulting from capital share transactions	(4,670)	(3,592)	(11,518)

Total decrease in net assets	(16,504)	(53,324)	(4,071)
Net assets at beginning of period	879,563	883,634	883,634
Net assets at end of period	$863,059	$830,310	$879,563
Net asset value per share of common stock at end of period	$16.05	$15.11	$16.23
Shares of common stock outstanding at end of period	53,760,605	54,961,455	54,184,636
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,		Year Ended December 31,
	2024	2023	2023
	(unaudited)	(unaudited)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$6,445	$(31,045)	$95,314
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discount on investments	(11,665)	(4,342)	(13,506)
Proceeds from principal repayment of investments	190,574	57,462	287,480
Purchase of investments	(111,636)	(23,048)	(350,203)
Paid-in-kind interest and dividends capitalized	(9,531)	(6,562)	(31,739)
Increase in short term investments, net	(16,691)	(55,457)	(102,577)
Proceeds from sale of investments	17,047	8,812	12,771
Net realized loss on investments	9,736	4,525	31,927
Net change in unrealized depreciation (appreciation) on investments	16,412	56,378	(22,219)
Amortization of debt issuance costs	1,254	895	4,073
(Increase) decrease in interest receivable on investments	(455)	(1,897)	(16,372)
(Increase) decrease in dividends receivable on investments	—	1,275	1,275
(Increase) decrease in receivable due on investments sold and repaid	(10,485)	(2,223)	49
(Increase) decrease in prepaid expenses and other assets	211	(3,727)	(523)
Increase (decrease) in payable for investments purchased	16,349	—	4,692
Increase (decrease) in accounts payable and accrued expenses	(293)	63	24
Increase (decrease) in interest payable	(1,675)	(813)	2,411
Increase (decrease) in accrued management fees	(29)	(248)	(31)
Increase (decrease) in accrued administrative services expense	(1,514)	(1,009)	453
Increase (decrease) in subordinated incentive fee on income payable	2,299	1,269	(450)
Net cash provided by (used in) operating activities	96,353	308	(97,151)
Financing activities:
Repurchase of common stock	(4,670)	(3,592)	(11,518)
Shareholders' distributions paid	(29,116)	(33,618)	(91,961)
Repayments under financing arrangements	(22,500)	(27,500)	(102,500)
Borrowings under financing arrangements	—	80,712	237,344
Debt issuance costs paid	—	(3,033)	(8,538)
Net cash (used in) provided by financing activities	(56,286)	12,969	22,827
Net increase (decrease) in cash	40,067	13,277	(74,324)
Cash, beginning of period	8,415	82,739	82,739
Cash, end of period	$48,482	$96,016	$8,415

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,703	$19,214	$79,032
Supplemental non-cash operating activities:
Restructuring of portfolio investment	$31,043	$45,986	$118,256
Cash interest receivable exchanged for additional securities	$1,631	$912	$4,661
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 169.8%
Adapt Laser Acquisition, Inc.(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Capital Equipment	$10,765	$10,765	$11,088
Adapt Laser Acquisition, Inc.(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Capital Equipment	2,104	2,104	2,093
Afore Insurance Services, LLC(m)(r)(x)	S+600, 1.00% SOFR Floor	3/24/2025	Banking, Finance, Insurance & Real Estate	4,583	4,583	4,583
AHF Parent Holding, Inc.(n)(x)	S+625, 0.75% SOFR Floor	2/1/2028	Construction & Building	2,700	2,662	2,688
Allen Media, LLC(n)(x)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,749	8,700	8,356
ALM Global, LLC(m)(n)(x)	S+625, 1.00% SOFR Floor	2/21/2029	Media: Advertising, Printing & Publishing	29,726	29,726	29,727
ALM Global, LLC	0.50% Unfunded	2/21/2029	Media: Advertising, Printing & Publishing	2,700	—	—
American Clinical Solutions LLC(m)(t)(x)	S+700, 1.00% SOFR Floor	6/30/2025	Healthcare & Pharmaceuticals	7,914	7,914	7,598
American Clinical Solutions LLC(p)	0.00% Unfunded	6/30/2025	Healthcare & Pharmaceuticals	3,500	—	(140)
American Family Care, LLC(m)(x)	S+600, 1.00% SOFR Floor	2/28/2029	Healthcare & Pharmaceuticals	13,636	13,636	13,636
American Family Care, LLC(x)	S+600, 1.00% SOFR Floor	2/28/2029	Healthcare & Pharmaceuticals	227	227	227
American Family Care, LLC	1.00% Unfunded	2/28/2026	Healthcare & Pharmaceuticals	4,545	—	—
American Family Care, LLC	0.50% Unfunded	2/28/2029	Healthcare & Pharmaceuticals	1,591	—	—
American Health Staffing Group, Inc.(m)(x)	S+600, 1.00% SOFR Floor	11/19/2026	Services: Business	16,333	16,239	16,333
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	3,333	(17)	—
American Teleconferencing Services, Ltd.(q)	Prime+550	4/7/2023	Telecommunications	3,116	3,116	140
American Teleconferencing Services, Ltd.(p)	0.00% Unfunded	4/7/2023	Telecommunications	235	—	—
Ancile Solutions, Inc.(m)(x)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	11,126	10,947	11,001
Anthem Sports & Entertainment Inc.(m)(t)(x)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	41,366	41,250	38,988
Anthem Sports & Entertainment Inc.(t)(x)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	3,359	3,359	3,166
Anthem Sports & Entertainment Inc.	0.50% Unfunded	11/15/2026	Media: Diversified & Production	167	—	(10)
Appalachian Resource Company, LLC(w)	S+500, 1.00% SOFR Floor	9/30/2024	Metals & Mining	11,137	11,129	10,804
Appalachian Resource Company, LLC(w)	S+1000, 1.00% SOFR Floor	9/15/2024	Metals & Mining	5,000	5,000	5,000
Atlas Supply LLC	11.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	4,400
Avison Young (Canada) Inc./Avison Young (USA) Inc.(m)(x)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	8,178	8,178	7,749
Avison Young (Canada) Inc./Avison Young (USA) Inc.(x)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	2,795	2,795	2,494
Avison Young (Canada) Inc./Avison Young (USA) Inc.(x)	S+750, 2.00% SOFR Floor	3/12/2028	Banking, Finance, Insurance & Real Estate	3,320	3,221	3,320
BDS Solutions Intermediateco, LLC(m)(x)	S+700, 1.00% SOFR Floor	2/7/2027	Services: Business	19,841	19,602	19,270
BDS Solutions Intermediateco, LLC(x)	S+700, 1.00% SOFR Floor	2/7/2027	Services: Business	762	761	740
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	2,095	(73)	(60)
Berlitz Holdings, Inc.(w)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	13,800	13,438	13,267
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Bradshaw International Parent Corp.(m)(w)	S+575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,860	12,645	12,860
Bradshaw International Parent Corp.	1.00% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(24)	—
Cabi, LLC(j)(m)(w)	S+450, 1.00% SOFR Floor	2/28/2027	Retail	16,477	16,315	16,394
Carestream Health, Inc.(n)(r)(x)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	11,432	10,458	11,432
Celerity Acquisition Holdings, LLC(m)(t)(x)	S+1000, 1.00% SOFR Floor	5/28/2026	Services: Business	16,278	16,259	16,278
Cennox, Inc.(m)(t)(x)	S+625, 1.00% SOFR Floor	5/4/2026	Services: Business	22,382	22,381	22,354
Cennox, Inc.(m)(n)(t)(x)	S+625, 1.00% SOFR Floor	5/4/2026	Services: Business	11,441	11,438	11,427
Cennox, Inc.(t)(x)	S+625, 1.00% SOFR Floor	5/4/2026	Services: Business	2,987	2,987	2,983
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	59,598	59,598	59,598
Community Tree Service, LLC(m)(t)(x)	S+1100, 1.00% SOFR Floor	6/17/2027	Construction & Building	11,608	11,608	11,667
Country Fresh Holdings, LLC(q)	Prime+600	4/30/2024	Beverage, Food & Tobacco	844	645	11
Country Fresh Holdings, LLC(q)	Prime+600	4/30/2024	Beverage, Food & Tobacco	342	268	5
Critical Nurse Staffing, LLC(m)(x)	S+650, 1.00% SOFR Floor	11/1/2026	Healthcare & Pharmaceuticals	12,764	12,764	12,764
Critical Nurse Staffing, LLC(m)(x)	S+650, 1.00% SOFR Floor	11/1/2026	Healthcare & Pharmaceuticals	986	986	986
Critical Nurse Staffing, LLC	0.50% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	1,000	—	—
David's Bridal, LLC(s)(x)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	16,834	16,834	16,623
David's Bridal, LLC(m)(s)(x)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	22,050	22,050	21,831
Deluxe Entertainment Services, Inc.(m)(q)(r)(t)	Prime+550	3/25/2024	Media: Diversified & Production	2,621	2,531	85
Dermcare Management, LLC(m)(w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,238	9,098	9,238
Dermcare Management, LLC(m)(w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	4,193	4,127	4,193
Dermcare Management, LLC (w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	896	896	896
Dermcare Management, LLC	0.50% Unfunded	4/22/2028	Healthcare & Pharmaceuticals	448	—	—
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(x)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,850	2,810	2,622
Entertainment Studios P&A LLC(m)(x)	S+900, 1.00% SOFR Floor	9/28/2027	Media: Diversified & Production	30,931	30,858	30,931
Entertainment Studios P&A LLC(j)	5.00%	5/18/2037	Media: Diversified & Production	—	—	265
ESP Associates, Inc.(m)(x)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	8,663	8,507	8,576
ESP Associates, Inc.	0.50% Unfunded	7/24/2028	Construction & Building	1,316	(26)	(13)
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Flatworld Intermediate Corp.(n)(x)	S+700, 1.00% SOFR Floor	10/3/2027	Services: Business	23,145	23,145	23,145
Flatworld Intermediate Corp.	0.50% Unfunded	10/3/2027	Services: Business	5,865	—	—
Fluid Control II Inc.(m)(x)	S+650, 1.00% SOFR Floor	8/3/2029	Chemicals, Plastics & Rubber	13,202	13,202	13,153
Fluid Control II Inc.	0.50% Unfunded	8/3/2029	Chemicals, Plastics & Rubber	1,765	—	(7)
FuseFX, LLC(m)(n)(t)(w)	S+600, 1.00% SOFR Floor	9/30/2026	Media: Diversified & Production	19,987	19,944	19,437
Future Pak, LLC(m)(w)	S+900, 4.00% SOFR Floor	9/22/2026	Healthcare & Pharmaceuticals	18,070	18,070	18,070
Gold Medal Holdings, Inc.(m)(w)	S+700, 1.00% SOFR Floor	3/17/2027	Environmental Industries	15,297	15,188	15,297
GSC Technologies Inc.(r)(w)	S+500, 1.00% SOFR Floor	9/30/2025	Chemicals, Plastics & Rubber	2,093	2,052	1,998
GSC Technologies Inc.(r)(t)(w)	S+500, 1.00% SOFR Floor	9/30/2025	Chemicals, Plastics & Rubber	1,034	1,015	977
H.W. Lochner, Inc.(m)(x)	S+675, 1.00% SOFR Floor	7/2/2027	Construction & Building	10,295	10,053	10,295
H.W. Lochner, Inc.(m)(x)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	8,738	8,687	8,738
H.W. Lochner, Inc.(m)(x)	S+675, 1.00% SOFR Floor	7/2/2027	Construction & Building	2,536	2,466	2,504
H.W. Lochner, Inc.(x)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	1,464	1,414	1,464
H.W. Lochner, Inc.	0.50% Unfunded	7/2/2027	Construction & Building	536	—	—
Heritage Power, LLC(x)	S+550, 1.00% SOFR Floor	7/20/2026	Energy: Oil & Gas	1,159	1,159	1,159
Hilliard, Martinez & Gonzales, LLP(m)(t)(w)	S+1200, 2.00% SOFR Floor	9/16/2024	Services: Consumer	25,872	25,855	25,613
Hollander Intermediate LLC(m)(w)	S+875, 3.00% SOFR Floor	9/19/2026	Consumer Goods: Durable	16,846	16,519	16,173
Homer City Generation, L.P.(m)(q)(t)	15.00%	4/16/2024	Energy: Oil & Gas	13,667	12,024	9,225
Homer City Generation, L.P.(t)	17.00%	4/16/2024	Energy: Oil & Gas	2,226	2,226	2,226
Hudson Hospital Opco, LLC(w)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	2,186	2,176	2,060
HUMC Holdco, LLC(w)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	7,780	7,780	7,780
HW Acquisition, LLC(m)(t)	Prime+500	9/28/2026	Capital Equipment	18,781	18,677	15,564
HW Acquisition, LLC	Prime+500	9/28/2026	Capital Equipment	2,933	2,904	2,431
HW Acquisition, LLC	0.50% Unfunded	9/28/2026	Capital Equipment	—	15	—
ICA Foam Holdings, LLC(m)(x)	S+725, 1.00% SOFR Floor	11/5/2025	Containers, Packaging & Glass	19,026	18,815	18,455
IJKG Opco LLC(w)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	1,457	1,443	1,373
Inotiv, Inc.(m)(t)(y)	S+675, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	16,311	16,129	15,801
Instant Web, LLC(r)(t)(w)	S+700, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	46,383	46,384	30,613
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Instant Web, LLC(r)(t)(w)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	2,996	2,996	2,936
Instant Web, LLC(r)(t)	Prime+375, 4.00% Prime Floor	2/25/2027	Media: Advertising, Printing & Publishing	512	512	528
Instant Web, LLC(r)(w)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	1,515	1,515	1,482
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	1,731	—	(37)
Invincible Boat Company LLC(m)(x)	S+650, 1.50% SOFR Floor	8/28/2025	Consumer Goods: Durable	13,475	13,422	13,475
Invincible Boat Company LLC(x)	S+650, 1.50% SOFR Floor	8/28/2025	Consumer Goods: Durable	80	80	80
Invincible Boat Company LLC	0.50% Unfunded	8/28/2025	Consumer Goods: Durable	718	—	—
INW Manufacturing, LLC(n)(x)	S+575, 0.75% SOFR Floor	3/25/2027	Services: Business	17,500	17,195	16,166
Ironhorse Purchaser, LLC(n)(x)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	7,036	6,982	7,036
Ironhorse Purchaser, LLC(x)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	2,015	2,001	2,015
Ironhorse Purchaser, LLC(x)	S+650, 1.00% SOFR Floor	9/30/2027	Services: Business	408	402	408
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	408	—	—
Isagenix International, LLC(r)(t)(x)	S+550, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	8,770	8,770	8,540
Jenny C Acquisition, Inc.(q)(x)	S+900, 1.75% SOFR Floor	10/1/2024	Services: Consumer	534	534	131
JP Intermediate B, LLC(m)(x)	S+550, 1.00% SOFR Floor	8/21/2027	Beverage, Food & Tobacco	35,197	18,921	28,114
K&N Parent, Inc.(m)(t)(w)	S+825, 1.00% SOFR Floor	8/16/2027	Consumer Goods: Durable	5,509	5,510	5,302
K&N Parent, Inc.(m)(w)	S+800, 1.00% SOFR Floor	2/16/2027	Consumer Goods: Durable	4,220	4,100	4,363
KeyImpact Holdings, Inc.(m)(x)	S+650, 1.00% SOFR Floor	1/31/2029	Beverage, Food & Tobacco	24,123	24,123	24,123
Klein Hersh, LLC(m)(t)(w)	S+1111, 0.50% SOFR Floor	4/27/2027	Services: Business	22,672	22,672	19,356
KNB Holdings Corp.(m)(q)(v)	L+550, 1.00% LIBOR Floor	4/26/2024	Consumer Goods: Durable	7,634	7,387	229
LAV Gear Holdings, Inc.(m)(n)(x)	S+628, 1.00% SOFR Floor	10/31/2025	Services: Business	27,523	27,455	27,420
LAV Gear Holdings, Inc.(m)(n)(x)	S+628, 1.00% SOFR Floor	10/31/2025	Services: Business	4,515	4,508	4,498
LGC US Finco, LLC(m)(w)	S+650, 1.00% SOFR Floor	12/20/2025	Capital Equipment	11,164	11,015	11,164
Lift Brands, Inc.(m)(n)(r)(w)	S+750, 1.00% SOFR Floor	6/29/2025	Services: Consumer	22,991	22,991	22,991
Lift Brands, Inc.(n)(r)(t)	9.50%	6/29/2025	Services: Consumer	6,198	6,163	5,966
Lift Brands, Inc.(n)(r)(t)	9.50%	6/29/2025	Services: Consumer	7,084	6,874	6,546
MacNeill Pride Group Corp.(m)(x)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	17,007	16,952	16,901
MacNeill Pride Group Corp.(m)(x)	S+625, 1.00% SOFR Floor	4/22/2026	Services: Consumer	6,277	6,247	6,237
MacNeill Pride Group Corp.	1.00% Unfunded	4/30/2024	Services: Consumer	2,017	(10)	(13)
Manus Bio Inc.	13.00%	8/20/2026	Healthcare & Pharmaceuticals	10,081	10,039	10,081
Medplast Holdings, Inc.(m)(u)	L+375, 0.00% LIBOR Floor	7/2/2025	Healthcare & Pharmaceuticals	4,948	4,814	4,940
Mimeo.com, Inc.(m)(x)	S+640, 1.00% SOFR Floor	12/21/2024	Media: Advertising, Printing & Publishing	21,466	21,466	21,466
Mimeo.com, Inc.(x)	S+640, 1.00% SOFR Floor	12/21/2024	Media: Advertising, Printing & Publishing	2,756	2,756	2,756
Mimeo.com, Inc.	1.00% Unfunded	12/21/2024	Media: Advertising, Printing & Publishing	2,500	—	—
Moss Holding Company(m)(n)(x)	S+625, 1.00% SOFR Floor	10/17/2026	Services: Business	22,067	22,055	22,067
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Moss Holding Company	6.25% Unfunded	10/17/2026	Services: Business	106	—	—
Moss Holding Company	0.50% Unfunded	10/17/2026	Services: Business	2,126	—	—
NewsCycle Solutions, Inc.(m)(n)(x)	S+700, 1.00% SOFR Floor	4/27/2024	Media: Advertising, Printing & Publishing	12,286	12,285	11,057
Nova Compression, LLC(m)(t)(w)	S+1050, 2.00% SOFR Floor	10/13/2027	Energy: Oil & Gas	27,316	27,316	27,316
Nova Compression, LLC(t)(w)	S+1050, 2.00% SOFR Floor	10/13/2027	Energy: Oil & Gas	657	657	657
Nova Compression, LLC	1.00% Unfunded	10/13/2024	Energy: Oil & Gas	2,609	1	—
NTM Acquisition Corp.(m)(x)	S+675, 1.00% SOFR Floor	6/18/2026	Hotel, Gaming & Leisure	24,938	24,938	24,939
OpCo Borrower, LLC(m)(x)	S+650, 1.00% SOFR Floor	8/19/2027	Healthcare & Pharmaceuticals	10,827	10,740	10,935
OpCo Borrower, LLC	0.50% Unfunded	8/19/2027	Healthcare & Pharmaceuticals	1,042	—	—
Optio Rx, LLC(n)(v)	L+1200, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	2,480	2,479	2,514
Optio Rx, LLC(v)	L+900, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	2,500	2,500	2,500
Optio Rx, LLC(m)(n)(v)	L+900, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	15,366	15,360	15,251
PH Beauty Holdings III. Inc.(m)(x)	S+500, 0.00% SOFR Floor	9/28/2025	Consumer Goods: Non-Durable	9,450	9,236	9,356
Playboy Enterprises, Inc.(h)(n)(t)(y)	S+425, 0.50% SOFR Floor	5/25/2027	Consumer Goods: Non-Durable	19,856	19,560	19,161
PRA Acquisition, LLC(n)(x)	S+650, 1.00% SOFR Floor	5/12/2028	Hotel, Gaming & Leisure	19,850	19,850	19,701
RA Outdoors, LLC(m)(x)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	10,979	10,979	10,979
RA Outdoors, LLC(m)(x)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	1,049	980	1,049
Retail Services WIS Corp.(m)(x)	S+835, 1.00% SOFR Floor	5/20/2025	Services: Business	8,921	8,814	8,832
Riddell, Inc. / All American Sports Corp.(m)(x)	S+600, 1.00% SOFR Floor	3/29/2029	Services: Consumer	16,364	16,036	16,036
Riddell, Inc. / All American Sports Corp.	1.00% Unfunded	9/29/2026	Services: Consumer	1,636	—	(33)
Robert C. Hilliard, L.L.P.(m)(t)(w)	S+1200, 2.00% SOFR Floor	9/16/2024	Services: Consumer	2,146	2,146	2,125
Rogers Mechanical Contractors, LLC(m)(y)	S+625, 1.00% SOFR Floor	9/9/2025	Construction & Building	16,438	16,404	16,438
Rogers Mechanical Contractors, LLC(y)	S+625, 1.00% SOFR Floor	9/9/2025	Construction & Building	869	869	869
Rogers Mechanical Contractors, LLC	1.00% Unfunded	9/9/2025	Construction & Building	3,365	(34)	—
Rogers Mechanical Contractors, LLC	0.75% Unfunded	9/9/2025	Construction & Building	2,885	(10)	—
RumbleOn, Inc.(m)(t)(x)	S+875, 1.00% SOFR Floor	8/31/2026	Automotive	8,651	8,288	8,392
RumbleOn, Inc.(m)(t)(x)	S+875, 1.00% SOFR Floor	8/31/2026	Automotive	2,611	2,598	2,532
Securus Technologies Holdings, Inc.(m)(t)(x)	S+489, 1.00% SOFR Floor	11/1/2024	Telecommunications	3,895	3,725	3,383
Sequoia Healthcare Management, LLC(z)	12.75%	11/4/2023	Healthcare & Pharmaceuticals	8,525	8,536	6,309
Sleep Opco, LLC(m)(x)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	13,600	13,457	13,600
Sleep Opco, LLC(m)(x)	S+700, 1.00% SOFR Floor	10/12/2026	Retail	396	384	400
Sleep Opco, LLC(x)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	200	201	200
Sleep Opco, LLC	0.50% Unfunded	10/12/2026	Retail	1,550	(18)	—
Spectrum Group Buyer, Inc.(x)	S+650, 0.75% SOFR Floor	5/19/2028	Forest Products & Paper	10	9	8
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	11/29/2024	Healthcare & Pharmaceuticals	16,051	16,017	8,427
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	11/29/2024	Healthcare & Pharmaceuticals	1,426	1,426	706
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	11/29/2024	Healthcare & Pharmaceuticals	917	849	454
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	11/29/2024	Healthcare & Pharmaceuticals	871	871	431
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	11/29/2024	Healthcare & Pharmaceuticals	726	672	381
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	11/29/2024	Healthcare & Pharmaceuticals	664	664	670
STATinMED, LLC(r)(t)(w)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	11,087	11,087	10,588
Stengel Hill Architecture, LLC(n)(x)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	14,925	14,925	14,925
Tactical Air Support, Inc.(n)(x)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	12,000	12,000	12,000
Tactical Air Support, Inc.	0.75% Unfunded	12/22/2028	Aerospace & Defense	2,000	—	—
The Men's Wearhouse, LLC(x)	S+650, 0.00% SOFR Floor	2/26/2029	Retail	3,000	2,985	2,985
Thrill Holdings LLC(m)(w)	S+650, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	19,981	19,981	20,430
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	39
Thrill Holdings LLC	1.00% Unfunded	5/27/2024	Media: Diversified & Production	3,261	—	73
TMK Hawk Parent, Corp.(x)	S+525, 0.00% SOFR Floor	6/30/2029	Services: Business	6,711	6,711	6,711
Trademark Global, LLC(m)(t)(w)	S+750, 1.00% SOFR Floor	7/30/2024	Consumer Goods: Non-Durable	15,801	15,797	13,144
Trammell, P.C.(t)(w)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	13,497	13,497	13,497
USALCO, LLC(m)(w)	S+600, 1.00% SOFR Floor	10/19/2027	Chemicals, Plastics & Rubber	25,370	25,231	25,370
Williams Industrial Services Group, Inc.(q)(t)(x)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,687	1,577	843
Williams Industrial Services Group, Inc.(q)(t)(x)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	337	315	169
Wok Holdings Inc.(m)(w)	S+625, 0.00% SOFR Floor	3/1/2026	Beverage, Food & Tobacco	24,779	24,293	24,536
WorkGenius, Inc.(m)(x)	S+700, 1.00% SOFR Floor	6/7/2027	Services: Business	14,784	14,784	14,784
WorkGenius, Inc.(x)	S+750, 1.00% SOFR Floor	6/7/2027	Services: Business	750	739	750
WorkGenius, Inc.(m)(x)	S+700, 1.00% SOFR Floor	6/7/2027	Services: Business	3,491	3,491	3,491
Xenon Arc, Inc.(m)(x)	S+575, 0.75% SOFR Floor	12/17/2027	High Tech Industries	3,866	3,837	3,866
Total Senior Secured First Lien Debt					1,518,099	1,465,051
Senior Secured Second Lien Debt - 3.3%
Global Tel*Link Corp.(n)(x)	S+1000, 0.00% SOFR Floor	11/29/2026	Telecommunications	11,500	11,413	11,443
OpCo Borrower, LLC(m)	12.50%	2/19/2028	Healthcare & Pharmaceuticals	12,500	11,834	12,875
RA Outdoors, LLC(m)(x)	S+900, 1.00% SOFR Floor	10/8/2026	Media: Diversified & Production	1,804	1,804	1,748
Securus Technologies Holdings, Inc.(t)(v)	S+905, 1.00% SOFR Floor	11/1/2025	Telecommunications	3,060	3,052	2,394
Total Senior Secured Second Lien Debt					28,103	28,460
Collateralized Securities and Structured Products - Equity - 0.1%
APIDOS CLO XVI Subordinated Notes(g)(h)	0.00% Estimated Yield	1/19/2025	Diversified Financials	9,000	—	—
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)	19.30% Estimated Yield	4/15/2025	Diversified Financials	4,000	1,088	1,004
Total Collateralized Securities and Structured Products - Equity					1,088	1,004
Unsecured Debt - 0.6%
Lucky Bucks Holdings LLC(q)(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	25,846	22,860	4,135
TMK Hawk Parent, Corp.(t)	11.00%	12/15/2031	Services: Business	1,421	1,421	1,371
Total Unsecured Debt					24,281	5,506
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Equity - 27.9%
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(q)			Metals & Mining	NA	—	177
Ascent Resources - Marcellus, LLC, Membership Units(p)			Energy: Oil & Gas	511,255 Units	1,642	971
Avison Young (Canada) Inc., Class A Preferred Shares (12.5% Return)			Banking, Finance, Insurance & Real Estate	8,800,606 Units	8,801	6,666
Avison Young (Canada) Inc., Class F Common Shares(p)			Banking, Finance, Insurance & Real Estate	6,575 Units	3,182	4,128
Carestream Health Holdings, Inc., Common Stock(p)(r)			Healthcare & Pharmaceuticals	614,368 Units	21,759	17,970
CF Arch Holdings LLC, Class A Units(p)			Services: Business	380,952 Units	381	663
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(s)			Diversified Financials	22,072,841 Units	22,073	19,393
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(p)(s)			Diversified Financials	NA	—	—
David's Bridal Holdings, LLC, Preferred Units(p)(s)			Retail	1,000 Units	10,820	13,429
David's Bridal Holdings, LLC, Common Units(p)(s)			Retail	900,000 Units	23,130	42,570
EBSC Holdings LLC, Preferred Units (10% Return)			Services: Consumer	2,000 Units	1,970	1,970
FWS Parent Holdings, LLC, Class A Membership Interests(p)			Services: Business	35,242 Units	800	458
GSC Technologies Inc., Common Shares(p)(r)			Chemicals, Plastics & Rubber	807,268 Units	—	1,066
Heritage Litigation Trust, Restricted Stock(p)			Energy: Oil & Gas	238,375 Units	119	132
Instant Web Holdings, LLC, Class A Common Units(p)(r)			Media: Advertising, Printing & Publishing	10,819 Units	—	—
IPP Buyer Holdings, LLC, Class A Units(p)(r)			Retail	8,888,354 Units	10,740	12,266
Isagenix Worldwide, Inc., Common Shares(p)(r)			Beverage, Food & Tobacco	601,941 Units	8,987	6,107
K&N Holdco, LLC, Membership Units(p)			Consumer Goods: Durable	458,364 Units	8,356	5,469
Language Education Holdings GP LLC, Common Units(p)			Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(p)			Services: Business	366,667 Units	825	1,683
Longview Intermediate Holdings C, LLC, Membership Units(p)(r)			Energy: Oil & Gas	653,989 Units	2,704	20,408
Macquarie Capital Funding LLC(i)(p)			Hotel, Gaming & Leisure	123,568 Units	4,200	2,045
Mount Logan Capital Inc., Common Stock(f)(h)(r)			Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	1,589
New Giving Acquisition, Inc., Warrants(p)		8/19/2029	Healthcare & Pharmaceuticals	4,630 Units	633	3,198
New HW Holdings Corp., Common Stock(p)			Capital Equipment	133 Units	—	—
NS NWN Acquisition, LLC, Class A Preferred Units(p)			High Tech Industries	111 Units	—	962
NS NWN Acquisition, LLC, Common Equity(p)			High Tech Industries	346 Units	393	—
NS NWN Holdco LLC, Non-Voting Units(p)			High Tech Industries	522 Units	—	212
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)			Consumer Goods: Durable	1,575 Units	1,000	934
Palmetto Clean Technology, Inc., Warrants(p)			High Tech Industries	724,112 Units	472	2,266
Reorganized Heritage TopCo, LLC, Common Stock(p)			Energy: Oil & Gas	201,249 Units	7,225	7,790
RumbleOn, Inc., Warrants(p)		8/14/2028	Automotive	60,606 Units	378	253
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Service Compression Holdings, LLC, Junior Preferred Units(p)		Energy: Oil & Gas	389,001 Units	1,326	1,365
Service Compression Holdings, LLC, Warrants(p)		Energy: Oil & Gas	730,586 Units	1,426	1,976
Snap Fitness Holdings, Inc., Class A Common Stock(p)(r)		Services: Consumer	9,858 Units	3,078	4,204
Snap Fitness Holdings, Inc., Warrants(p)(r)		Services: Consumer	3,996 Units	1,247	1,704
SRA Holdings, LLC, Membership Units(p)(r)		Banking, Finance, Insurance & Real Estate	224,865 Units	23,611	26,948
STATinMed Parent, LLC, Class A Preferred Units(p)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	1,248
STATinMed Parent, LLC, Class B Preferred Units(p)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
TMK Hawk Parent, Corp., Common Shares(p)		Services: Business	643,588 Units	8,579	8,502
TMK Hawk Parent, Corp., Warrants(p)		Services: Business	36,734 Units	—	193
URS Topco, LLC, Common Equity(p)		Transportation: Cargo	430,540 Units	9,669	12,363
WorkGenius, LLC, Class A Units(p)		Services: Business	500 Units	500	667
Yak Holding II, LLC, Series A Preferred Units(p)		Construction & Building	4,000,000 Units	2,000	4,000
Yak Holding II, LLC, Series B-1 Preferred Units(p)		Construction & Building	1,966,018 Units	1,966	1,986
Yak Holding II, LLC, Series A Common Units(p)		Construction & Building	127,419 Units	—	748
Total Equity				206,901	240,679
Short Term Investments - 15.1%(k)
First American Treasury Obligations Fund, Class Z Shares	5.18%(l)			130,137	130,137
Total Short Term Investments				130,137	130,137
TOTAL INVESTMENTS - 216.8%				$1,908,609	1,870,837
LIABILITIES IN EXCESS OF OTHER ASSETS - (116.8)%					(1,007,778)
NET ASSETS - 100.0%					$863,059
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual Secured Overnight Financing Rate, or SOFR, rate for each loan listed may not be the applicable SOFR rate as of March 31, 2024, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to March 31, 2024. The actual London Interbank Offered Rate, or LIBOR, rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2024, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2024.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2024, 94.7% of the Company’s total assets represented qualifying assets.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(in thousands)
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
l.7-day effective yield as of March 31, 2024.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of March 31, 2024 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of March 31, 2024 (see Note 8).
o.Investment is held through CIC Holdco, LLC, a wholly-owned taxable subsidiary of the Company.
p.Non-income producing security.
q.Investment or a portion thereof was on non-accrual status as of March 31, 2024.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(in thousands)
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2023 and March 31, 2024, along with transactions during the three months ended March 31, 2024 in these affiliated investments, were as follows:

		Three Months Ended March 31, 2024				Three Months Ended March 31, 2024
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2023	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2024	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Afore Insurance Services, LLC
First Lien Term Loan	$4,583	$—	$—	$—	$4,583	$—	$133	$—	$—
ARC Financial, LLC
Membership Interests	—	—	—	177	177	—	—	—	—
Carestream Health, Inc.
First Lien Term Loan	11,423	50	(49)	8	11,432	—	422	—	—
Carestream Health Holdings Inc.
Common Shares	21,386	—	—	(3,416)	17,970	—	—	—	—
DESG Holdings, Inc.
First Lien Term Loan	85	—	(11)	11	85	—	—	—	—
GSC Technologies Inc.
First Lien Term Loan A	1,983	6	(6)	15	1,998	—	62	—	—
First Lien Term Loan B	942	30	—	5	977	—	30	—	—
Common Shares	1,251	—	—	(185)	1,066	—	—	—	—
Instant Web, LLC
Revolving Loan	2,832	88	—	16	2,936	—	88	—	—
Priming Term Loan	513	15	—	—	528	—	16	—	—
First Lien Term Loan	28,555	1,415	—	643	30,613	—	1,432	—	—
First Lien Delayed Draw Term Loan	1,013	433	—	(1)	1,445	—	43	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—	—
IPP Buyer Holdings, LLC
Class A Units	11,910	—	—	356	12,266	—	—	—	—
Isagenix International, LLC
First Lien Term Loan	8,518	187	—	(165)	8,540	—	252	—	—
Isagenix Worldwide, Inc.
Common Shares	8,404	—	—	(2,297)	6,107	—	—	—	—
Lift Brands, Inc.
Term Loan A	23,050	—	(59)	—	22,991	—	754	—	—
Term Loan B	5,814	150	—	2	5,966	—	151	—	—
Term Loan C	6,259	202	—	85	6,546	—	204	—	—
Longview Intermediate Holdings C, LLC
Membership Units	21,726	—	—	(1,318)	20,408	—	—	—	—
Mount Logan Capital Inc.
Common Stock	1,624	—	—	(35)	1,589	—	—	27	—
Snap Fitness Holdings, Inc.
Class A Stock	4,653	—	—	(449)	4,204	—	—	—	—
Warrants	1,886	—	—	(182)	1,704	—	—	—	—
SRA Holdings, LLC
Membership Units	25,515	—	—	1,433	26,948	—	—	—	—
STATinMED, LLC
First Lien Term Loan	10,358	409	—	(179)	10,588	—	414	—	—
STATinMed Parent, LLC
Class A Preferred Units	2,018	—	—	(770)	1,248	—	—	—	—
Class B Preferred Units	—	—	—	—	—	—	—	—	—
Totals	$206,301	$2,985	$(125)	$(6,246)	$202,915	$—	$4,001	$27	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2024
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
(3)Includes PIK interest income.
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2023 and March 31, 2024, along with transactions during the three months ended March 31, 2024 in these controlled investments, were as follows:

		Three Months Ended March 31, 2024				Three Months Ended March 31, 2024
Controlled Investments	Fair Value at December 31, 2023	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2024	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
CION/EagleTree Partners, LLC
Senior Secured Note	$59,598	$—	$—	$—	$59,598	$—	$2,074	$—	$—
Participating Preferred Shares	25,039	—	—	(5,646)	19,393	—	—	—	—
Common Shares	—	—	—	—	—	—	—	—	—
David's Bridal, Inc.
Exit First Lien Term Loan	22,050	—	—	(219)	21,831	—	669	—	—
Incremental First Lien Term Loan	16,694	—	(200)	129	16,623	—	489	—	—
David's Bridal Holdings, LLC
Preferred Units	12,494	—	—	935	13,429	—	—	—	—
Common Units	41,418	—	—	1,152	42,570	—	—	—	—
Totals	$177,293	$—	$(200)	$(3,649)	$173,444	$—	$3,232	$—	$—
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(in thousands)
t.As of March 31, 2024, the below investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
American Clinical Solutions LLC	Senior Secured First Lien Debt	7.00%	5.30%	12.30%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	3.00%	12.07%	15.07%
Celerity Acquisition Holdings, LLC	Senior Secured First Lien Debt	10.00%	3.98%	13.98%
Cennox, Inc.	Senior Secured First Lien Debt	11.41%	0.25%	11.66%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
Community Tree Service, LLC	Senior Secured First Lien Debt	14.00%	2.50%	16.50%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	12.50%	1.50%	14.00%
FuseFX, LLC	Senior Secured First Lien Debt	6.60%	5.00%	11.60%
GSC Technologies Inc.	Senior Secured First Lien Debt	—	10.48%	10.48%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	17.44%	17.44%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	17.00%	17.00%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	13.50%	13.50%
Inotiv, Inc.	Senior Secured First Lien Debt	12.08%	0.25%	12.33%
Instant Web, LLC	Senior Secured First Lien Debt	—	12.44%	12.44%
Isagenix International, LLC	Senior Secured First Lien Debt	2.50%	8.54%	11.04%
K&N Parent, Inc.	Senior Secured First Lien Debt	8.69%	5.00%	13.69%
Klein Hersh, LLC	Senior Secured First Lien Debt	4.68%	12.00%	16.68%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Nova Compression, LLC	Senior Secured First Lien Debt	12.58%	3.25%	15.83%
Playboy Enterprises, Inc.	Senior Secured First Lien Debt	6.50%	3.25%	9.75%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	17.44%	17.44%
RumbleOn, Inc.	Senior Secured First Lien Debt	13.69%	0.50%	14.19%
Securus Technologies Holdings, Inc.	Senior Secured First Lien Debt	6.57%	4.09%	10.66%
Securus Technologies Holdings, Inc.	Senior Secured Second Lien Debt	6.57%	8.05%	14.62%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	15.09%	15.09%
STATinMED, LLC	Senior Secured First Lien Debt	—	14.82%	14.82%
TMK Hawk Parent, Corp.	Unsecured Debt	—	11.00%	11.00%
Trademark Global, LLC	Senior Secured First Lien Debt	11.19%	1.75%	12.94%
Trammell, P.C.	Senior Secured First Lien Debt	—	20.94%	20.94%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	6.18%	16.18%
u.The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2024 was 5.44%.
v.The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2024 was 5.56%.
w.The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%.
x.The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2024 was 5.30%.
y.The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2024 was 5.22%.
z.While the maturity date of this loan has passed, the Company expects all interest and principal to be collected.
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
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note s. below, investments do not contain a PIK interest provision.
b.The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of December 31, 2023, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to December 31, 2023. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2023, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2023.
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
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPM as of December 31, 2023 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS as of December 31, 2023 (see Note 8).
o.Non-income producing security.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2023
(in thousands)
p.Investment or a portion thereof was on non-accrual status as of December 31, 2023.
q.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2022 and 2023, along with transactions during the year ended December 31, 2023 in these affiliated investments, were as follows:

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
(3)Includes PIK interest income.
r.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2022 and 2023, along with transactions during the year ended December 31, 2023 in these controlled investments, were as follows:

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
March 31, 2024
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2023 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2023 and the consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2023 are derived from the 2023 audited consolidated financial statements and include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company does not consolidate its equity interest in CION/EagleTree Partners, LLC, or CION/EagleTree. See Note 7 for a description of the Company’s investment in CION/EagleTree.
The Company evaluates subsequent events through the date that the consolidated financial statements are issued.
Recent Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board, or the FASB, issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2023. The Company has adopted this guidance and concluded that it did not have a material impact on the Company's consolidated financial statements.
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
March 31, 2024
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $130,137 and $113,446 of such investments at March 31, 2024 and December 31, 2023, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Three of the Company’s wholly-owned consolidated subsidiaries, CIC Holdco, LLC, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of March 31, 2024 or December 31, 2023.
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
March 31, 2024
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
March 31, 2024
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
March 31, 2024
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of March 31, 2024 and December 31, 2023.
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
March 31, 2024
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
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023:

	Three Months Ended March 31,				Year Ended December 31,
	2024		2023		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	—	—	—	—
Total gross shares/proceeds	—	—	—	—	—	—
Share repurchase program	(424,031)	(4,670)	(338,029)	(3,592)	(1,114,848)	(11,518)
Net shares/amounts for share transactions	(424,031)	$(4,670)	(338,029)	$(3,592)	(1,114,848)	$(11,518)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)

Since commencing its initial continuous public offering on July 2, 2012 and through March 31, 2024, the Company sold 53,760,605 shares of common stock for net proceeds of $1,128,675. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $264,062, for which the Company repurchased 16,508,762 shares of common stock. As of March 31, 2024, 16,508,762 shares of common stock repurchased had been retired.
On September 15, 2023, the Company's shareholders approved a proposal that authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. As of March 31, 2024, the Company had not issued any such shares.
Distribution Reinvestment Plan
In connection with the Listing of its shares of common stock on the NYSE, on September 15, 2021, the Company terminated its previous fifth amended and restated distribution reinvestment plan, or the Old DRP. The final distribution reinvestment under the Old DRP was made as part of the monthly base distribution paid on September 14, 2021. On September 15, 2021, the Company adopted a new distribution reinvestment plan, or the New DRP, which became effective as of the Listing and first applied to the reinvestment of distributions paid on December 8, 2021. For additional information regarding the terms of the New DRP, see Note 5.
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
March 31, 2024
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

The following table summarizes the share repurchases completed during the year ended December 31, 2023 and the three months ended March 31, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2023
January 1 to January 31, 2023	129,873	$10.58	129,873	$43,218
February 1 to February 28, 2023	114,733	11.06	114,733	41,951
March 1 to March 31, 2023	93,423	10.17	93,423	41,003
April 1 to April 30, 2023	126,980	9.69	126,980	39,775
May 1 to May 31, 2023	86,950	9.34	86,950	38,964
June 1 to June 30, 2023	114,698	10.31	114,698	37,784
July 1 to July 31, 2023	54,048	10.74	54,048	37,205
August 1 to August 31, 2023	18,518	10.96	18,518	37,002
September 1 to September 30, 2023	95,457	10.65	95,457	35,988
October 1 to October 31, 2023	145,599	10.08	145,599	34,056
November 1 to November 30, 2023	45,556	10.26	45,556	34,056
December 1 to December 31, 2023	89,013	10.84	89,013	33,093
Total for the year ended December 31, 2023	1,114,848		1,114,848

2024
January 1 to January 31, 2024	125,304	$11.14	125,304	$31,700
February 1 to February 29, 2024	165,876	10.97	165,876	29,883
March 1 to March 31, 2024	132,851	10.95	132,851	28,431
Total for the three months ended March 31, 2024	424,031		424,031
(1)Amounts do not include any commissions paid to Wells Fargo on shares repurchased.
From April 1, 2024 to May 1, 2024, the Company repurchased 171,481 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $1,911, or an average purchase price of $11.14 per share. As of May 1, 2024, 16,508,762 shares of common stock repurchased by the Company had been retired.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended March 31,		Year Ended December 31,
Entity	Capacity	Description	2024	2023	2023
CIM	Investment adviser	Incentive fees(1)	$6,914	$6,335	$22,277
CIM	Investment adviser	Management fees(1)	6,864	6,676	26,856
CIM	Administrative services provider	Administrative services expense(1)	1,092	837	3,971
			$14,870	$13,848	$53,104
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
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement in effect prior to the Listing, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement in effect prior to the Listing, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement also in effect prior to the Listing, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the three months ended March 31, 2024 and 2023, the Company recorded subordinated incentive fees on income of $6,914 and $6,335, respectively. As of March 31, 2024 and December 31, 2023, the liabilities recorded for subordinated incentive fees were $6,914 and $4,615, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
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
As of March 31, 2024 and December 31, 2023, the total liability payable to CIM and its affiliates was $14,420 and $13,664, respectively, which primarily related to fees earned by CIM during the three months ended March 31, 2024 and December 31, 2023, respectively.
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
Note 5. Distributions
From February 1, 2014 through July 17, 2017, the Company’s board of directors authorized and declared on a monthly basis a weekly distribution amount per share of common stock. On July 18, 2017, the Company's board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of common stock. Effective September 28, 2017, the Company's board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which will be ratified by the board of directors on a quarterly basis. Beginning on March 19, 2020, management changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020, whether in cash or pursuant to the Old DRP. On July 15, 2020, the board of directors determined to recommence the payment of distributions to shareholders in August 2020. On September 15, 2021, management changed the timing of declaring and paying base distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. Base distributions in respect of future quarters and any supplemental or special distributions will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration.
The Company’s management declared and the Company's board of directors ratified distributions for 7 and 1 record dates during the year ended December 31, 2023 and the three months ended March 31, 2024, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)
The following table presents distributions per share that were declared during the year ended December 31, 2023 and the three months ended March 31, 2024:

	Distributions
Three Months Ended	Per Share	Amount
2023
March 31, 2023 (one record date)	$0.34	$18,687
June 30, 2023 (one record date)	0.34	18,614
September 30, 2023 (two record dates)	0.39	21,276
December 31, 2023 (three record dates)	0.54	29,290
Total distributions for the year ended December 31, 2023	$1.61	$87,867

2024
March 31, 2024 (one record date)	$0.34	$18,279
Total distributions for the three months ended March 31, 2024	$0.34	$18,279
On May 6, 2024, the Company’s co-chief executive officers declared a quarterly base distribution of $0.36 per share for the second quarter of 2024 payable on June 17, 2024 to shareholders of record as of June 3, 2024.
In connection with the Listing of its shares of common stock on the NYSE, on September 15, 2021, the Company terminated the Old DRP. The final distribution reinvestment under the Old DRP was made as part of the monthly base distribution paid on September 14, 2021. On September 15, 2021, the Company adopted the New DRP, which became effective as of the Listing and first applied to the reinvestment of distributions paid on December 8, 2021.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)
The following table provides information concerning the Company’s purchases of shares of its common stock in the open market during the year ended December 31, 2023 and the three months ended March 31, 2024 pursuant to the New DRP in order to satisfy the reinvestment portion of the Company’s distributions:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans of Programs
2023
January 1 to January 31, 2023	146,946	$11.19	146,946	(1)
February 1 to February 28, 2023	—	—	—	—
March 1 to March 31, 2023	204,427	9.78	204,427	(1)
April 1 to April 30, 2023	—	—	—	—
May 1 to May 31, 2023	—	—	—	—
June 1 to June 30, 2023	174,424	10.71	174,424	(1)
July 1 to July 31, 2023	—	—	—	—
August 1 to August 31, 2023	—	—	—	—
September 1 to September 30, 2023	160,383	11.10	160,383	(1)
October 1 to October 31, 2023	25,764	10.30	25,764	(1)
November 1 to November 30, 2023	—	—	—	—
December 1 to December 31, 2023	139,731	11.66	139,731	(1)
Total for the year ended December 31, 2023	851,675	$10.79	851,675	(1)

2024
January 1 to January 31, 2024	92,108	$11.05	92,108	(1)
February 1 to February 29, 2024	—	—	—	—
March 1 to March 31, 2024	170,571	11.09	170,571	(1)
Total for the three months ended March 31, 2024	262,679	$11.07	262,679	(1)
(1) See the description of the New DRP above.
The Company may fund its distributions to shareholders from any sources of funds available to the Company, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies. Any such distributions can only be sustained if the Company maintains positive investment performance in future periods. There can be no assurances that the Company will maintain such performance in order to sustain these distributions or be able to pay distributions at all. On December 31, 2021, the Company and CIM allowed the expense support and conditional reimbursement agreement to expire in accordance with its terms. As a result, CIM has no obligation to provide expense support to the Company in future periods. The Company has not established limits on the amount of funds it may use from available sources to pay distributions.
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023:

	Three Months Ended March 31,						Year Ended December 31,
	2024			2023			2023
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.34	$18,279	100.0%	$0.34	$18,687	100.0%	$1.61	$87,867	100.0%
Total distributions	$0.34	$18,279	100.0%	$0.34	$18,687	100.0%	$1.61	$87,867	100.0%
It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute at least 90% of its taxable income to its shareholders. In addition, by distributing during each calendar year at least 90% of its “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, the Company intends not to be subject to corporate level federal income tax. Accordingly, no federal income tax provision was required for the year ended December 31, 2023. The Company will also be subject to nondeductible federal excise taxes of 4% if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
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
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. All distributions for 2023 were characterized as ordinary income distributions for federal income tax purposes.
The tax components of accumulated earnings or losses for the current year will be determined at year end. As of December 31, 2023, the components of accumulated losses on a tax basis were as follows:

December 31, 2023
Undistributed ordinary income	$6,562
Other accumulated losses(1)	(84,271)
Net unrealized depreciation on investments	(74,433)
Total accumulated losses	$(152,142)
(1)Includes short term capital loss carryforwards of $0 and long term capital loss carryforwards of $82,541.
As of March 31, 2024, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $60,134; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $158,114; the net unrealized depreciation was $97,980; and the aggregate cost of securities for Federal income tax purposes was $1,968,817.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of March 31, 2024 and December 31, 2023 at amortized cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,518,099	$1,465,051	84.2%	$1,604,111	$1,565,171	85.0%
Senior secured second lien debt	28,103	28,460	1.6%	41,280	29,111	1.6%
Collateralized securities and structured products - equity	1,088	1,004	0.1%	2,362	1,096	0.1%
Unsecured debt	24,281	5,506	0.3%	31,693	12,874	0.7%
Equity	206,901	240,679	13.8%	182,738	232,572	12.6%
Subtotal/total percentage	1,778,472	1,740,700	100.0%	1,862,184	1,840,824	100.0%
Short term investments(2)	130,137	130,137		113,446	113,446
Total investments	$1,908,609	$1,870,837		$1,975,630	$1,954,270
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
March 31, 2024
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$276,442	15.9%	$282,237	15.3%
Healthcare & Pharmaceuticals	219,792	12.6%	238,624	13.0%
Retail	140,298	8.1%	135,000	7.3%
Media: Diversified & Production	135,536	7.8%	135,037	7.3%
Services: Consumer	123,875	7.1%	107,195	5.8%
Media: Advertising, Printing & Publishing	100,528	5.8%	116,100	6.3%
Beverage, Food & Tobacco	91,436	5.3%	68,780	3.7%
Construction & Building	84,885	4.9%	104,727	5.7%
Diversified Financials	79,995	4.6%	85,733	4.7%
Energy: Oil & Gas	73,225	4.2%	104,893	5.7%
Consumer Goods: Durable	58,885	3.4%	59,955	3.3%
Banking, Finance, Insurance & Real Estate	57,477	3.3%	52,272	2.8%
Hotel, Gaming & Leisure	50,820	2.9%	50,906	2.8%
Chemicals, Plastics & Rubber	42,557	2.4%	82,597	4.5%
Capital Equipment	42,340	2.4%	49,571	2.7%
Consumer Goods: Non-Durable	41,661	2.4%	42,381	2.3%
Containers, Packaging & Glass	18,455	1.1%	18,480	1.0%
High Tech Industries	18,307	1.0%	22,671	1.2%
Telecommunications	17,360	1.0%	17,768	1.0%
Metals & Mining	15,981	0.9%	13,957	0.8%
Environmental Industries	15,297	0.9%	15,336	0.8%
Transportation: Cargo	12,363	0.7%	12,201	0.7%
Aerospace & Defense	12,000	0.7%	12,000	0.6%
Automotive	11,177	0.6%	12,403	0.7%
Forest Products & Paper	8	—	—	—
Subtotal/total percentage	1,740,700	100.0%	1,840,824	100.0%
Short term investments	130,137		113,446
Total investments	$1,870,837		$1,954,270

	March 31, 2024		December 31, 2023
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,708,775	98.2%	$1,812,416	98.4%
Canada	29,987	1.7%	26,350	1.4%
Cayman Islands	1,004	0.1%	1,096	0.1%
Bermuda	934	—	962	0.1%
Subtotal/total percentage	1,740,700	100.0%	1,840,824	100.0%
Short term investments	130,137		113,446
Total investments	$1,870,837		$1,954,270
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of March 31, 2024 and December 31, 2023, investments on non-accrual status represented 0.9% of the Company's investment portfolio on a fair value basis.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2024 and December 31, 2023, the Company’s unfunded commitments amounted to $60,632 and $47,349, respectively. As of May 1, 2024, the Company’s unfunded commitments amounted to $82,946. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of March 31, 2024:

Portfolio Company	Interest(a)	Maturity	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Berlitz Holdings, Inc.(f)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	$1,200	$1,167	$1,209
Community Tree Service, LLC(g)	S+1100, 1.00% SOFR Floor	6/17/2027	Construction & Building	463	464	467
Total Senior Secured First Lien Debt					1,631	1,676
Senior Secured Second Lien Debt
MedPlast Holdings, Inc.(e)	L+775, 0.00% LIBOR Floor	7/2/2026	Healthcare & Pharmaceuticals	6,750	6,317	6,666
Total Senior Secured Second Lien Debt					6,317	6,666
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(c)	11.84% Estimated Yield	2/2/2026	Diversified Financials	10,000	9,592	9,751
Total Collateralized Securities and Structured Products - Equity					9,592	9,751
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	3,196
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)			Media: Diversified & Production	1,469 Units	486	634
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)			Media: Diversified & Production	255 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)			Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	10,643	11,029
Carestream Health Holdings, Inc., Common Stock(d)			Healthcare & Pharmaceuticals	614,367 Units	21,759	17,970
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	8,300	10,800
CTS Ultimate Holdings LLC, Class A Preferred Units(d)			Construction & Building	3,578,701 Units	1,000	895
Dayton HoldCo, LLC, Membership Units(d)			Construction & Building	37,264 Units	8,400	14,043
HDNet Holdco LLC, Preferred Unit Call Option(d)			Media: Diversified & Production	1 Unit	—	360
Language Education Holdings GP LLC, Common Units(d)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(d)			Services: Business	133,333 Units	300	612
Skillsoft Corp., Class A Common Stock(d)			High Tech Industries	12,171 Units	2,000	109
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					58,088	59,648
Short Term Investments(g)
First American Treasury Obligations Fund, Class Z Shares	5.18%(h)				8,188	8,188
Total Short Term Investments					8,188	8,188
TOTAL INVESTMENTS					$83,816	$85,929
a.The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of March 31, 2024, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to March 31, 2024. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of March 31, 2024, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to March 31, 2024.
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
d.Non-income producing security.
e.The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2024 was 5.44%.
f.The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%.
g.The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2024 was 5.30%.
h.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
i.7-day effective yield as of March 31, 2024.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of December 31, 2023:

Portfolio Company	Interest(a)	Maturity	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Berlitz Holdings, Inc.(f)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	1,200	1,157	1,194
Community Tree Service, LLC(g)	S+850, 1.00% SOFR Floor	6/17/2027	Construction & Building	463	463	464
Total Senior Secured First Lien Debt					1,620	1,658
Senior Secured Second Lien Debt
Access CIG, LLC(g)	S+775, 0.00% SOFR Floor	2/27/2026	Services: Business	7,250	7,229	7,244
MedPlast Holdings, Inc.(e)	L+775, 0.00% LIBOR Floor	7/2/2026	Healthcare & Pharmaceuticals	6,750	6,276	6,535
Total Senior Secured Second Lien Debt					13,505	13,779
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(c)	11.84% Estimated Yield	2/2/2026	Diversified Financials	10,000	9,717	9,117
Total Collateralized Securities and Structured Products - Equity					9,717	9,117
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	5,065
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)			Media: Diversified & Production	1,469 Units	486	1,622
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)			Media: Diversified & Production	255 Units	—	31
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)			Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	12,144	12,464
Carestream Health Holdings, Inc., Common Stock(d)			Healthcare & Pharmaceuticals	614,367 Units	21,759	21,386
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	8,218	10,391
CTS Ultimate Holdings LLC, Class A Preferred Units(d)			Construction & Building	3,578,701 Units	1,000	895
Dayton HoldCo, LLC, Membership Units(d)			Construction & Building	37,264 Units	8,400	14,537
HDNet Holdco LLC, Preferred Unit Call Option(d)			Media: Diversified & Production	1 Unit	—	382
Language Education Holdings GP LLC, Common Units(d)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(d)			Services: Business	133,333 Units	300	503
Skillsoft Corp., Class A Common Stock(d)			High Tech Industries	12,171 Units	2,000	214
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					59,507	67,490
Short Term Investments(g)
First American Treasury Obligations Fund, Class Z Shares	5.24%(i)				1,306	1,306
Total Short Term Investments					1,306	1,306
TOTAL INVESTMENTS					$85,655	$93,350
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of March 31, 2024 and December 31, 2023:

Selected Balance Sheet Information:	March 31, 2024	December 31, 2023
Investments, at fair value (amortized cost of $83,816 and $85,655, respectively)	$85,929	$93,350
Cash and other assets	761	14
Dividend receivable on investments	361	414
Interest receivable on investments	258	287
Total assets	$87,309	$94,065

Senior secured notes (net of unamortized debt issuance costs of $64 and $70, respectively)	$64,438	$64,432
Other liabilities	203	166
Total liabilities	64,641	64,598
Members' capital	22,668	29,467
Total liabilities and members' capital	$87,309	$94,065
The following table includes selected statement of operations information for CION/EagleTree for the three months ended March 31, 2024 and 2023 and for the year ended December 31, 2023:

	Three Months Ended March 31,		Year Ended December 31,
Selected Statement of Operations Information:	2024	2023	2023
Total investment income	$1,302	$1,595	$6,230
Total expenses	2,518	2,692	10,213
Net realized gain (loss) on investments	—	176	(2,083)
Net change in unrealized (depreciation) appreciation on investments	(5,583)	37	4,338
Net decrease in net assets	$(6,799)	$(884)	$(1,728)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2024:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	SOFR+3.20%	$550,000	$125,000	May 15, 2025
2026 Notes(1)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
UBS Facility	Repurchase Agreement	SOFR+3.20%	100,000	50,000	November 19, 2024
Series A Notes(2)	Israel Public Bond Offering	SOFR+3.82%	114,844	—	August 31, 2026
2027 Notes	Note Purchase Agreement	SOFR+4.75%	100,000	—	November 8, 2027
2022 More Term Loan	Term Loan Facility Agreement	SOFR+3.50%	50,000	—	April 27, 2027
2021 More Term Loan(3)	Term Loan Facility Agreement	5.20%	30,000	—	September 30, 2024
			$1,069,844	$175,000
(1)As of March 31, 2024, the fair value of the 2026 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2024.
(2)As of March 31, 2024, the fair value of the Series A Notes was $120,573, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of March 31, 2024.
(3)As of March 31, 2024, the fair value of the 2021 More Term Loan was $30,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2024.
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
March 31, 2024
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
As of March 31, 2024 and December 31, 2023, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility was $550,000. The carrying amount outstanding under the Third Amended JPM Credit Facility and the JPM Second Amendment approximates its fair value.
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
In connection with the Third Amended JPM Credit Facility and the JPM Second Amendment, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended March 31, 2024, 34th Street was in compliance with all covenants and reporting requirements.
Through March 31, 2024, the Company incurred debt issuance costs of $13,790 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility and the JPM Second Amendment, which is included in the Company’s consolidated balance sheet as of March 31, 2024 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility and the JPM Second Amendment. At March 31, 2024, the unamortized portion of the debt issuance costs was $2,230.
For the three months ended March 31, 2024 and 2023 and for the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the JPM Second Amendment and the Third Amended JPM Credit Facility were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2024	2023	2023
Stated interest expense	$11,957	$11,990	$50,223
Amortization of deferred financing costs	494	564	2,097
Non-usage fee	316	171	808
Total interest expense	$12,767	$12,725	$53,128
Weighted average interest rate(1)	8.79%	8.02%	8.45%
Average borrowings	$550,000	$606,667	$595,342
(1)Includes the stated interest expense and non-usage fee on the unused portion of the JPM Second Amendment and the Third Amended JPM Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended March 31, 2024, the Company was in compliance with all covenants and reporting requirements.
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
As of March 31, 2024, the aggregate principal amount of 2026 Notes outstanding was $125,000.
Through March 31, 2024, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2024 and will amortize to interest expense over the term of the 2026 Notes. At March 31, 2024, the unamortized portion of the debt issuance costs was $996.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)
For the three months ended March 31, 2024 and 2023 and for the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended March 31,		Year Ended December 31, 2023
	2024	2023
Stated interest expense	$1,406	$1,406	$5,625
Amortization of deferred financing costs	133	131	533
Total interest expense	$1,539	$1,537	$6,158
Weighted average interest rate(1)	4.50%	4.50%	4.50%
Average borrowings	$125,000	$125,000	$125,000
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
Principal on the Notes will be due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding. As of and for the three months ended March 31, 2024, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
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
March 31, 2024
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
March 31, 2024
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
Pursuant to the Amended UBS Facility, Murray Hill Funding made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility. As of and for the three months ended March 31, 2024, Murray Hill Funding was in compliance with all covenants and reporting requirements.
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At March 31, 2024, all upfront fees and other expenses were fully amortized.
As of March 31, 2024, Notes in the aggregate principal amount of $100,000 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $100,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of March 31, 2024, the amount due at maturity under the Amended UBS Facility was $100,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.
As of March 31, 2024, the fair value of assets held by Murray Hill Funding II was $232,919.
For the three months ended March 31, 2024 and 2023 and for the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2024	2023	2023
Stated interest expense	$2,619	$2,804	$10,297
Non-usage fee	54	23	239
Total interest expense	$2,673	$2,827	$10,536
Weighted average interest rate(1)	8.72%	8.22%	8.76%
Average borrowings	$121,264	$137,639	$118,610
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
March 31, 2024
(in thousands, except share and per share amounts)
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525 million, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2024, the Company was in compliance with all covenants and reporting requirements.
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
Through March 31, 2024, the Company incurred debt issuance costs of $5,139 in connection with issuing the Series A Notes and the Additional Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes and the Additional Series A Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2024 and will amortize to interest expense over the term of the Series A Notes and the Additional Series A Notes. At March 31, 2024, the unamortized portion of the debt issuance costs was $3,856.
For the three months ended March 31, 2024, for the period from February 28, 2023 through March 31, 2023 and for the period from February 28, 2023 through December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

	Three Months Ended March 31, 2024	For the Period From February 28, 2023 Through March 31, 2023	For the Period From February 28, 2023 Through December 31, 2023

Stated interest expense	$2,642	$618	$6,886
Amortization of deferred financing costs	397	78	887
Total interest expense	$3,039	$696	$7,773
Weighted average interest rate(1)	9.10%	8.62%	8.98%
Average borrowings	$114,844	$80,712	$89,940
(1) Includes the stated interest expense on the Series A Notes and the Additional Series A Notes and is annualized for periods covering less than one year.
2027 Notes
On November 8, 2023, the Company entered into a Note Purchase Agreement with certain institutional investors, or the 2027 Note Purchase Agreement, in connection with the Company’s issuance of $100,000 aggregate principal amount of its senior unsecured notes due 2027, or the 2027 Notes, at a purchase price equal to 99.25% of the principal amount of the 2027 Notes. The net proceeds to the Company were $98,290, after the deduction of placement agent fees and other financing expenses, which the Company used to primarily repay debt under its senior secured financing arrangements, make investments in portfolio companies in accordance with its investment objectives, and for working capital and general corporate purposes. The 2027 Notes are rated BBB (low) by DBRS, Inc.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)
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

The 2027 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. The 2027 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new credit facilities, loans, notes or unsecured indebtedness in excess of $25 million incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the 2027 Note Purchase Agreement. In addition, the 2027 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25 million, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2024, the Company was in compliance with all covenants and reporting requirements.
Through March 31, 2024, the Company incurred debt issuance costs of $1,710 in connection with issuing the 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the 2027 Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2024 and will amortize to interest expense over the term of the 2027 Notes. At March 31, 2024, the unamortized portion of the debt issuance costs was $1,540.
For the three months ended March 31, 2024 and for the period from November 8, 2023 through December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2027 Notes were as follows:

	Three Months Ended March 31, 2024	For the Period From November 8, 2023 Through December 31, 2023

Stated interest expense	$2,544	$1,495
Amortization of deferred financing costs	107	63
Total interest expense	$2,651	$1,558
Weighted average interest rate(1)	10.06%	9.97%
Average borrowings	$100,000	$100,000
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
March 31, 2024
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

The More Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the More Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2024, the Company was in compliance with all covenants and reporting requirements.
Through March 31, 2024, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 More Term Loan, which is included in the Company’s consolidated balance sheet as of March 31, 2024 and will amortize to interest expense over the term of the 2022 More Term Loan. At March 31, 2024, the unamortized portion of the debt issuance costs was $629.
For the three months ended March 31, 2024 and 2023 and for the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 More Term Loan were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2024	2023	2023
Stated interest expense	$1,116	$1,012	$4,328
Amortization of deferred financing costs	51	51	205
Total interest expense	$1,167	$1,063	$4,533
Weighted average interest rate(1)	8.83%	8.10%	8.54%
Average borrowings	$50,000	$50,000	$50,000
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
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
The Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2024, the Company was in compliance with all covenants and reporting requirements.
Through March 31, 2024, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 More Term Loan, which is included in the Company’s consolidated balance sheet as of March 31, 2024 and will amortize to interest expense over the term of the 2021 More Term Loan. At March 31, 2024, the unamortized portion of the debt issuance costs was $137.
For the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 More Term Loan were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2024	2023	2023
Stated interest expense	$394	$390	$1,582
Amortization of deferred financing costs	72	71	288
Total interest expense	$466	$461	$1,870
Weighted average interest rate(1)	5.20%	5.20%	5.20%
Average borrowings	$30,000	$30,000	$30,000
(1) Includes the stated interest expense on the 2021 More Term Loan and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of March 31, 2024 and December 31, 2023, according to the fair value hierarchy:

	March 31, 2024(1)				December 31, 2023(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,465,051	$1,465,051	$—	$—	$1,565,171	$1,565,171
Senior secured second lien debt	—	—	28,460	28,460	—	—	29,111	29,111
Collateralized securities and structured products - equity	—	—	1,004	1,004	—	—	1,096	1,096
Unsecured debt	—	—	5,506	5,506	—	—	12,874	12,874
Equity	1,589	—	219,697	221,286	1,624	—	205,909	207,533
Short term investments	130,137	—	—	130,137	113,446	—	—	113,446
Total Investments	$131,726	$—	$1,719,718	$1,851,444	$115,070	$—	$1,814,161	$1,929,231
(1)Excludes the Company's $19,393 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $25,039 investment in CION/EagleTree, which is measured at NAV.

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2023	$1,565,171	$29,111	$1,096	$12,874	$205,909	$1,814,161
Investments purchased(2)(3)	128,110	60	—	1,421	23,432	153,023
Net realized (loss) gain	(2,011)	(11,809)	(1,210)	—	5,294	(9,736)
Net change in unrealized (depreciation) appreciation	(14,108)	12,526	1,182	44	(10,375)	(10,731)
Accretion of discount	11,573	53	—	39	—	11,665
Sales and principal repayments(3)	(223,684)	(1,481)	(64)	(8,872)	(4,563)	(238,664)
Ending balance, March 31, 2024	$1,465,051	$28,460	$1,004	$5,506	$219,697	$1,719,718
Change in net unrealized (depreciation) appreciation on investments still held as of March 31, 2024(1)	$(3,822)	$714	$(15)	$(50)	$(9,456)	$(12,629)
(1)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
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

Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,298,569	Discounted Cash Flow	Discount Rates	9.9%	—	31.8%	14.0%
	81,220	Broker Quotes	Broker Quotes	N/A			N/A
	72,822	Market Comparable Approach	Revenue Multiple	1.00x	—	3.00x	1.77x
	11,057		EBITDA Multiple	5.63x			N/A
	1,383	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	26,066	Discounted Cash Flow	Discount Rates	13.0%	—	15.5%	14.3%
	2,394	Market Comparable Approach	EBITDA Multiple	5.88x			N/A
Collateralized securities and structured products - equity	1,004	Discounted Cash Flow	Discount Rates	21.0%			N/A
Unsecured debt	4,135	Other(2)	Other(2)	N/A			N/A
	1,371	Discounted Cash Flow	Discount Rates	12.0%			N/A
Equity	96,108	Market Comparable Approach	EBITDA Multiple	4.75x	—	17.25x	10.47x
	83,735		Revenue Multiple	0.18x	—	6.75x	0.52x
	28,198		$ per kW	$162.5	—	$437.5	$361.5
	6,666	Discounted Cash Flow	Discount Rates	20.0%			N/A
	2,713	Options Pricing Model	Expected Volatility	45.0%	—	100.0%	71.0%
	1,306	Other(2)	Other(2)	N/A			N/A
	971	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,719,718
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)

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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023:

	Three Months Ended March 31,		Year Ended December 31,
	2024	2023	2023
Professional fees	$521	$526	$2,178
Dues and subscriptions	435	429	800
Director fees and expenses	171	169	696
Insurance expense	169	167	675
Accounting and administrative costs	162	166	637
Valuation expense	144	173	853
Transfer agent expense	123	268	911
Printing and marketing expense	3	5	351
Other expenses	56	52	281
Total general and administrative expense	$1,784	$1,955	$7,382

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
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
As of March 31, 2024 and December 31, 2023, the Company’s unfunded commitments were as follows:

Unfunded Commitments	March 31, 2024(1)	December 31, 2023(1)
Rogers Mechanical Contractors, LLC	$6,250	$2,404
American Family Care, LLC	6,136	—
Flatworld Intermediate Corp.	5,865	5,865
Thrill Holdings LLC	5,000	5,000
American Clinical Solutions LLC	3,500	250
American Health Staffing Group, Inc.	3,333	3,333
ALM Media, LLC	2,700	—
Nova Compression, LLC	2,609	2,609
Mimeo.com, Inc.	2,500	2,500
Moss Holding Company	2,232	2,232
BDS Solutions Intermediateco, LLC	2,095	1,905
MacNeill Pride Group Corp.	2,017	2,017
Tactical Air Support, Inc.	2,000	2,000
Bradshaw International Parent Corp.	1,844	1,844
Fluid Control Intermediate Inc.	1,765	1,765
Instant Web, LLC	1,731	2,164
Riddell, Inc.	1,636	—
Sleep Opco, LLC	1,550	1,750
ESP Associates, Inc.	1,316	1,316
OpCo Borrower, LLC	1,042	1,042
Critical Nurse Staffing, LLC	1,000	1,000
Invincible Boat Company LLC	718	399
H.W. Lochner, Inc.	536	1,036
Dermcare Management, LLC	448	671
Ironhorse Purchaser, LLC	408	347
American Teleconferencing Services, Ltd.	234	234
Anthem Sports & Entertainment Inc.	167	167
Coyote Buyer, LLC	—	2,500
Service Compression, LLC	—	419
RA Outdoors, LLC	—	372
Homer City Holdings LLC	—	196
HW Acquisition, LLC	—	12
Total	$60,632	$47,349
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2024 and December 31, 2023, refer to the table above and the consolidated schedules of investments. As of May 1, 2024, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $82,946, which includes $20,000 to a controlled investment, David's Bridal, Inc.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, conversion fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023:

	Three Months Ended March 31,		Year Ended December 31,
	2024	2023	2023
Capital structuring and other fees	$1,799	$—	$4,309
Commitment fees	1,760	309	308
Amendment fees	236	2,724	6,415
Conversion fees	78	—	477
Administrative agent fees	—	30	185
Total	$3,873	$3,063	$11,694
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2024
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023:

	Three Months Ended March 31,		Year Ended December 31,
	2024	2023	2023
Per share data:(1)
Net asset value at beginning of period	$16.23	$15.98	$15.98
Results of operations:
Net investment income	0.60	0.54	1.92
Net realized loss and net change in unrealized depreciation on investments and loss on foreign currency(2)	(0.48)	(1.10)	(0.18)
Net increase (decrease) in net assets resulting from operations(2)	0.12	(0.56)	1.74
Shareholder distributions:
Distributions from net investment income	(0.34)	(0.34)	(1.61)
Net decrease in net assets resulting from shareholders' distributions	(0.34)	(0.34)	(1.61)
Capital share transactions:
Repurchases of common stock below net asset value(3)	0.04	0.03	0.12
Net increase in net assets resulting from capital share transactions	0.04	0.03	0.12
Net asset value at end of period	$16.05	$15.11	$16.23
Shares of common stock outstanding at end of period	53,760,605	54,961,455	54,184,636
Total investment return-net asset value(4)	1.92%	(2.17)%	17.00%
Total investment return-market value(5)	0.24%	4.75%	34.33%
Net assets at beginning of period	$879,563	$883,634	$883,634
Net assets at end of period	$863,059	$830,310	$879,563
Average net assets	$878,758	$875,337	$864,886
Ratio/Supplemental data(6):
Ratio of net investment income to average net assets	3.71%	3.41%	12.14%
Ratio of net operating expenses to average net assets	4.66%	4.01%	16.88%
Portfolio turnover rate(7)	6.21%	1.35%	17.43%
Total amount of senior securities outstanding	$1,069,844	$1,010,712	$1,092,344
Asset coverage ratio(8)	1.81	1.82	1.81
(1)The per share data for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023 was derived by using the weighted average shares of common stock outstanding during each period.
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
March 31, 2024
(in thousands, except share and per share amounts)

(3)Repurchases of common stock may have caused an incremental decrease or increase in net asset value per share due to the repurchase of shares at a price in excess of or below net asset value per share, respectively, on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023.
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
(5)Total investment return-market value for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s New DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.
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
Recent Developments
Q2 Base Distribution

On May 6, 2024, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the second quarter of 2024, payable on June 17, 2024 to shareholders of record as of June 3, 2024.

Portfolio Investment Activity for the Three Months Ended March 31, 2024 and 2023 and the Year Ended December 31, 2023
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023:

	Three Months Ended March 31,		Year Ended December 31,
Net Investment Activity	2024	2023	2023
Purchases and drawdowns
Senior secured first lien debt	$101,895	$22,221	$340,704
Unsecured debt	1,096	—	4,200
Equity	8,645	2,000	5,283
Sales and principal repayments	(207,621)	(66,274)	(300,250)
Net portfolio activity	$(95,985)	$(42,053)	$49,937
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,518,099	$1,465,051	84.2%
Senior secured second lien debt	28,103	28,460	1.6%
Collateralized securities and structured products - equity	1,088	1,004	0.1%
Unsecured debt	24,281	5,506	0.3%
Equity	206,901	240,679	13.8%
Subtotal/total percentage	1,778,472	1,740,700	100.0%
Short term investments(2)	130,137	130,137
Total investments	$1,908,609	$1,870,837
Number of portfolio companies			109
Average annual EBITDA of portfolio companies		$53.9 million
Median annual EBITDA of portfolio companies			$33.7 million
Purchased at a weighted average price of par			97.32%
Gross annual portfolio yield based upon the purchase price(3)			11.52%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of March 31, 2024 and December 31, 2023, excluding short term investments of $130,137 and $113,446, respectively:

	March 31, 2024			December 31, 2023
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,424,104	$1,376,221	79.1%	$1,521,848	$1,475,126	80.1%
Non-income producing investments	192,596	230,314	13.2%	154,419	184,175	10.0%
Fixed interest rate investments	157,150	131,307	7.5%	155,244	131,533	7.2%
Other income producing investments	4,622	2,858	0.2%	30,673	49,990	2.7%
Total investments	$1,778,472	$1,740,700	100.0%	$1,862,184	$1,840,824	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$276,442	15.9%	$282,237	15.3%
Healthcare & Pharmaceuticals	219,792	12.6%	238,624	13.0%
Retail	140,298	8.1%	135,000	7.3%
Media: Diversified & Production	135,536	7.8%	135,037	7.3%
Services: Consumer	123,875	7.1%	107,195	5.8%
Media: Advertising, Printing & Publishing	100,528	5.8%	116,100	6.3%
Beverage, Food & Tobacco	91,436	5.3%	68,780	3.7%
Construction & Building	84,885	4.9%	104,727	5.7%
Diversified Financials	79,995	4.6%	85,733	4.7%
Energy: Oil & Gas	73,225	4.2%	104,893	5.7%
Consumer Goods: Durable	58,885	3.4%	59,955	3.3%
Banking, Finance, Insurance & Real Estate	57,477	3.3%	52,272	2.8%
Hotel, Gaming & Leisure	50,820	2.9%	50,906	2.8%
Chemicals, Plastics & Rubber	42,557	2.4%	82,597	4.5%
Capital Equipment	42,340	2.4%	49,571	2.7%
Consumer Goods: Non-Durable	41,661	2.4%	42,381	2.3%
Containers, Packaging & Glass	18,455	1.1%	18,480	1.0%
High Tech Industries	18,307	1.0%	22,671	1.2%
Telecommunications	17,360	1.0%	17,768	1.0%
Metals & Mining	15,981	0.9%	13,957	0.8%
Environmental Industries	15,297	0.9%	15,336	0.8%
Transportation: Cargo	12,363	0.7%	12,201	0.7%
Aerospace & Defense	12,000	0.7%	12,000	0.6%
Automotive	11,177	0.6%	12,403	0.7%
Forest Products & Paper	8	—	—	—
Subtotal/total percentage	1,740,700	100.0%	1,840,824	100.0%
Short term investments	130,137		113,446
Total investments	$1,870,837		$1,954,270
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2024 and December 31, 2023, our unfunded commitments amounted to $60,632 and $47,349, respectively. As of May 1, 2024, our unfunded commitments amounted to $82,946, which includes $20,000 to a controlled investment, David's Bridal, Inc. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of March 31, 2024 and December 31, 2023, excluding short term investments of $130,137 and $113,446, respectively:

	March 31, 2024		December 31, 2023
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$265	—	$98,255	5.3%
2	1,541,628	88.5%	1,603,975	87.2%
3	180,541	10.4%	120,132	6.5%
4	11,570	0.7%	10,304	0.6%
5	6,696	0.4%	8,158	0.4%
	$1,740,700	100.0%	$1,840,824	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of May 1, 2024:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,516,890	85.6%
Senior secured second lien debt	15,648	0.9%
Collateralized securities and structured products - equity	1,004	0.1%
Unsecured debt	5,506	0.3%
Equity	232,859	13.1%
Subtotal/total percentage	1,771,907	100.0%
Short term investments(1)	143,600
Total investments	$1,915,507
Number of portfolio companies		110
Average annual EBITDA of portfolio companies	$51.5 million
Median annual EBITDA of portfolio companies	$32.8 million
Purchased at a weighted average price of par		97.30%
Gross annual portfolio yield based upon the purchase price(2)		11.38%
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
Results of Operations for the Three Months Ended March 31, 2024 and 2023
Our results of operations for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Investment income	$73,554	$64,975
Operating expenses and income taxes	40,961	35,117
Net investment income after taxes	32,593	29,858
Net realized loss on investments and foreign currency	(9,736)	(4,525)
Net change in unrealized depreciation on investments	(16,412)	(56,378)
Net increase (decrease) in net assets resulting from operations	$6,445	$(31,045)
Investment Income
For the three months ended March 31, 2024 and 2023, we generated investment income of $73,554 and $64,975, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 95 and 102 portfolio companies held during each respective period. The increase in total investment income was primarily driven by an increase in base rates and origination fees, as well as additional investment income generated from restructured investments and yield-enhancement provisions from repayments on certain investments during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. These increases were partially offset by a reduction in dividend income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Management fees	$6,864	$6,676
Administrative services expense	1,092	837
Subordinated incentive fee on income	6,914	6,335
General and administrative	1,784	1,955
Interest expense	24,302	19,309
Income tax expense, including excise tax	5	5
Total operating expenses and income taxes	$40,961	$35,117

The increase in interest expense was primarily the result of (a) higher SOFR and LIBOR rates during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 and (b) higher average borrowings under our financing arrangements during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in subordinated incentive fee on income was primarily the result of the increase in investment income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which was partially offset by the increase in interest expense during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
The composition of our general and administrative expenses for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Professional fees	$521	$526
Dues and subscriptions	435	429
Director fees and expenses	171	169
Insurance expense	169	167
Accounting and administrative costs	162	166
Valuation expense	144	173
Transfer agent expense	123	268
Printing and marketing expense	3	5
Other expenses	56	52
Total general and administrative expense	$1,784	$1,955
Net Investment Income After Taxes

Our net investment income after taxes totaled $32,593 and $29,858 for the three months ended March 31, 2024 and 2023, respectively. The increase in net investment income was a result of an increase in our investment income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which was partially offset by an increase in our operating expenses during the same period, which was driven primarily by increases in interest expense and the subordinated incentive fee on income.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled $(9,736) and $(4,525) for the three months ended March 31, 2024 and 2023, respectively. The increase was driven primarily by higher realized losses on the restructure of certain investments during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled $(16,412) and $(56,378) for the three months ended March 31, 2024 and 2023, respectively. This decrease was driven primarily by realized losses on certain investments with previously unrealized depreciation during the three months ended March 31, 2024, as well as larger mark-to-market declines in certain investments during the three months ended March 31, 2023 as compared to the three months ended March 31, 2024.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2024 and 2023, we recorded a net increase (decrease) in net assets resulting from operations of $6,445 and $(31,045), respectively, as a result of our operating activity for the respective periods.
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

As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 1.81 and 1.81, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage and liquidity requirements.

On September 15, 2023, our shareholders authorized us to issue shares of our common stock at prices below the then current NAV per share in one or more offerings for a 12-month period following such shareholder approval. As of the date of this report, we are not engaged in discussions to issue any such shares.

As of March 31, 2024, we had cash of $48,482 and short term investments of $130,137 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of March 31, 2024, taken together with our available debt, is expected to be sufficient for our investing and financing activities and to conduct our operations in the near term. As of March 31, 2024, we had $175 million available under our secured financing arrangements.

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

During the three months ended March 31, 2024, we repurchased an aggregate of 424,031 shares under the 10b5-1 trading plan for an aggregate purchase price of $4,670, or an average purchase price of $11.01 per share.
From April 1, 2024 to May 1, 2024, we repurchased an aggregate of 171,481 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $1,911, or an average purchase price of $11.14 per share. From the inception of the 10b5-1 trading plan in August 2022 through May 1, 2024, we repurchased an aggregate of 3,369,316 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $33,545, or an average purchase price of $9.96 per share.

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

We intend to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. Therefore, subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize, declare, and pay base distributions on a quarterly basis. Base and any supplemental and/or special distributions in respect of future periods will be evaluated by management and our board of directors based on circumstances and expectations existing at the time of consideration.
The following table presents distributions per share that were declared during the year ended December 31, 2023 and the three months ended March 31, 2024:

	Distributions
Three Months Ended	Per Share	Amount
2023
March 31, 2023 (one record date)	$0.34	$18,687
June 30, 2023 (one record date)	0.34	18,614
September 30, 2023 (two record dates)	0.39	21,276
December 31, 2023 (three record dates)	0.54	29,290
Total distributions for the year ended December 31, 2023	$1.61	$87,867

2024
March 31, 2024 (one record date)	$0.34	$18,279
Total distributions for the three months ended March 31, 2024	$0.34	$18,279

On May 6, 2024, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the second quarter of 2024 payable on June 17, 2024 to shareholders of record as of June 3, 2024.

For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of March 31, 2024 and May 1, 2024, our aggregate outstanding borrowings under the JPM Credit Facility were $550,000 and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $125,000. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
UBS Facility
As of March 31, 2024 and May 1, 2024, our outstanding borrowings under the Amended UBS Facility were $100,000 and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $50,000. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
2026 Notes

As of March 31, 2024 and May 1, 2024, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2021 More Term Loan
As of March 31, 2024 and May 1, 2024, our outstanding borrowings under the 2021 More Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2021 More Term Loan. For a detailed discussion of our 2021 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2022 More Term Loan
As of March 31, 2024 and May 1, 2024, our outstanding borrowings under the 2022 More Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 More Term Loan. For a detailed discussion of our 2022 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
Series A Notes

As of March 31, 2024 and May 1, 2024, we had approximately $114,844 in aggregate principal amount of Series A Notes outstanding and there was no unfunded principal amount in connection with either the Series A Notes. For a detailed discussion of our Series A Notes, refer to Note 8 to our consolidated financial statements included in this report.

2027 Notes
As of March 31, 2024 and May 1, 2024, we had $100,000 in aggregate principal amount of 2027 Notes outstanding and there was no unfunded principal amount in connection with the 2027 Notes. For a detailed discussion of our 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.
Unfunded Commitments
As of March 31, 2024 and May 1, 2024, our unfunded commitments amounted to $60,632 and $82,946, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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

On February 28, 2023, we entered into a Deed of Trust with Mishmeret Trust Company Ltd., as trustee, pursuant to which we issued our Series A Notes. See Notes 8 to our consolidated financial statements for a more detailed description of the Deed of Trust and the Series A Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2024, 79.1% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of March 31, 2024, under the terms of the JPM Second Amendment, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.05% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month SOFR, plus a spread of 3.20% per year. Pursuant to the terms of the Deed of Trust, the Series A Notes bear interest at a floating rate equal to average overnight SOFR, plus a credit spread of 3.82% per year. The 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and are subject to a 2.00% SOFR floor. Pursuant to the terms of the 2022 More Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the JPM Second Amendment, the Amended UBS Facility, the Series A Notes, the 2027 Notes or the 2022 More Term Loan in effect as of March 31, 2024:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(13,240)	(13.8)%
Down 200 basis points	(8,982)	(9.3)%
Down 100 basis points	(4,552)	(4.7)%
Down 50 basis points	(2,276)	(2.4)%
No change to current base rate (5.39% as of March 31, 2024)	—	—
Up 50 basis points	2,276	2.4%
Up 100 basis points	4,552	4.7%
Up 200 basis points	9,103	9.5%
Up 300 basis points	13,655	14.2%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes and the 2021 More Term Loan), or the NAV of our common stock in the event of sudden changes in interest rates. Approximately 7.5% of our investments paid fixed interest rates as of March 31, 2024. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the NAV of our common stock.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2024.
The table below provides information concerning our repurchases of shares of our common stock in the open market during the three months ended March 31, 2024 pursuant to our share repurchase policy.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	125,304	$11.14	125,304	(1)
February 1 to February 29, 2024	165,876	10.97	165,876	(1)
March 1 to March 31, 2024	132,851	10.95	132,851	(1)
Total	424,031	$11.01	424,031	(1)
(1)A description of the shares of our common stock that may be repurchased is set forth in a discussion of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

The table below provides information concerning our purchases of shares of our common stock in the open market during the three months ended March 31, 2024 pursuant to our distribution reinvestment plan in order to satisfy the reinvestment portion of our distributions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	92,108	$11.05	92,108	(1)
February 1 to February 29, 2024	—	—	—	—
March 1 to March 31, 2024	170,571	11.09	170,571	(1)
Total	262,679	$11.07	262,679	(1)
(1) A description of the shares of our common stock that may be purchased is set forth in a discussion of the New DRP in Note 5 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

21.1	Subsidiaries of CĪON Investment Corporation. (Incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2024 (File No. 814-00941)).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	CĪON Investment Corporation Clawback Policy. (Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2024 (File No. 814-00941)).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 8, 2024
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)