Form 10-Q
period 2024-06-30
CION Investment Corp
filed 2024-08-08
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2024 was 53,454,318.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,544,674 and $1,610,822, respectively)	$1,502,910	$1,570,676
Non-controlled, affiliated investments (amortized cost of $240,735 and $210,103, respectively)	250,411	206,301
Controlled investments (amortized cost of $138,792 and $154,705, respectively)	152,804	177,293
Total investments, at fair value (amortized cost of $1,924,201 and $1,975,630, respectively)	1,906,125	1,954,270
Cash	9,798	8,415
Interest receivable on investments	40,841	36,724
Dividends receivable	129	—
Receivable due on investments sold and repaid	2,631	967
Prepaid expenses and other assets	942	1,348
Total assets	$1,960,466	$2,001,724

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $8,134 and $10,643, respectively)	$1,061,710	$1,081,701
Payable for investments purchased	11,789	4,692
Accounts payable and accrued expenses	1,031	1,036
Interest payable	9,614	10,231
Accrued management fees	6,841	6,893
Accrued subordinated incentive fee on income	4,871	4,615
Accrued administrative services expense	1,128	2,156
Shareholder distribution payable	2,676	10,837
Total liabilities	1,099,660	1,122,161

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 53,525,623
and 54,184,636 shares issued and 53,525,623 and 54,184,636 shares outstanding, respectively	54	54
Capital in excess of par value	1,025,689	1,033,030
Accumulated distributable losses	(164,937)	(153,521)
Total shareholders' equity	860,806	879,563
Total liabilities and shareholders' equity	$1,960,466	$2,001,724
Net asset value per share of common stock at end of period	$16.08	$16.23
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$38,512	$47,117	$93,884	$89,885	$184,013
Paid-in-kind interest income	7,236	4,297	14,285	9,128	22,317
Fee income	1,338	1,154	5,211	2,297	7,871
Dividend income	5,139	—	5,139	—	210
Non-controlled, affiliated investments
Interest income	2,383	1,734	3,902	4,208	7,068
Paid-in-kind interest income	2,569	1,751	5,051	3,482	8,372
Fee income	704	477	704	2,397	2,432
Dividend income	13	52	40	3,933	3,946
Controlled investments
Interest income	3,163	1,914	6,395	3,891	8,090
Paid-in-kind interest income	—	—	—	—	1,050
Fee income	300	—	300	—	1,391
Dividend income	—	—	—	4,250	4,250
Total investment income	61,357	58,496	134,911	123,471	251,010
Operating expenses
Management fees	6,841	6,546	13,705	13,222	26,856
Administrative services expense	1,246	910	2,338	1,747	3,971
Subordinated incentive fee on income	4,871	4,965	11,785	11,300	22,277
General and administrative	1,659	2,074	3,443	4,029	7,382
Interest expense	23,773	20,467	48,075	39,776	85,556
Total operating expenses	38,390	34,962	79,346	70,074	146,042
Net investment income before taxes	22,967	23,534	55,565	53,397	104,968
Income tax expense (benefit), including excise tax	4	118	9	123	(54)
Net investment income after taxes	22,963	23,416	55,556	53,274	105,022
Realized and unrealized gains (losses)
Net realized losses on:
Non-controlled, non-affiliated investments	(13,186)	(18,928)	(22,922)	(23,453)	(31,927)
Non-controlled, affiliated investments	(7,091)	—	(7,091)	—	—
Controlled investments	—	—	—	—	—
Net realized losses	(20,277)	(18,928)	(30,013)	(23,453)	(31,927)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	1,417	23,396	(5,100)	(17,690)	15,658
Non-controlled, affiliated investments	23,202	595	16,956	(9,695)	(7,335)
Controlled investments	(4,927)	(585)	(8,576)	(5,587)	13,896
Net change in unrealized appreciation (depreciation)	19,692	23,406	3,280	(32,972)	22,219
Net realized and unrealized (losses) gains	(585)	4,478	(26,733)	(56,425)	(9,708)
Net increase (decrease) in net assets resulting from operations	$22,378	$27,894	$28,823	$(3,151)	$95,314
Per share information—basic and diluted
Net increase (decrease) in net assets per share resulting from operations	$0.42	$0.51	$0.54	$(0.06)	$1.74
Net investment income per share	$0.43	$0.43	$1.03	$0.97	$1.92
Weighted average shares of common stock outstanding	53,595,624	54,788,740	53,778,161	54,948,225	54,685,327
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Shareholders' Equity
(in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2022	55,299,484	$55	$1,044,547	$(160,968)	$883,634
Repurchases of common stock	(338,029)	—	(3,592)	—	(3,592)
Net investment income	—	—	—	29,858	29,858
Net realized losses on investments	—	—	—	(4,525)	(4,525)
Net unrealized losses on investments	—	—	—	(56,378)	(56,378)
Dividends declared and payable ($0.34 per share)	—	—	—	(18,687)	(18,687)
Balance at March 31, 2023	54,961,455	55	1,040,955	(210,700)	830,310
Repurchases of common stock	(328,628)	—	(3,226)	—	(3,226)
Net investment income	—	—	—	23,416	23,416
Net realized losses on investments	—	—	—	(18,928)	(18,928)
Net unrealized gains on investments	—	—	—	23,406	23,406
Dividends declared and payable ($0.34 per share)	—	—	—	(18,614)	(18,614)
Balance at June 30, 2023	54,632,827	55	1,037,729	(201,420)	836,364
Repurchases of common stock	(168,023)	(1)	(1,800)	—	(1,801)
Net investment income	—	—	—	29,990	29,990
Net realized losses on investments	—	—	—	(8,123)	(8,123)
Net unrealized gains on investments	—	—	—	25,606	25,606
Dividends declared and payable ($0.39 per share)	—	—	—	(21,276)	(21,276)
Balance at September 30, 2023	54,464,804	54	1,035,929	(175,223)	860,760
Repurchases of common stock	(280,168)	—	(2,899)	—	(2,899)
Net investment income	—	—	—	21,758	21,758
Net realized losses on investments	—	—	—	(351)	(351)
Net unrealized gains on investments	—	—	—	29,585	29,585
Dividends declared and payable ($0.54 per share)	—	—	—	(29,290)	(29,290)
Balance at December 31, 2023	54,184,636	54	1,033,030	(153,521)	879,563
Repurchases of common stock	(424,031)	—	(4,670)	—	(4,670)
Net investment income	—	—	—	32,593	32,593
Net realized losses on investments	—	—	—	(9,736)	(9,736)
Net unrealized losses on investments	—	—	—	(16,412)	(16,412)
Dividends declared and payable ($0.34 per share)	—	—	—	(18,279)	(18,279)
Balance at March 31, 2024	53,760,605	54	1,028,360	(165,355)	863,059
Repurchases of common stock	(234,982)	—	(2,671)	—	(2,671)
Net investment income	—	—	—	22,963	22,963
Net realized losses on investments	—	—	—	(20,277)	(20,277)
Net unrealized gains on investments	—	—	—	19,692	19,692
Dividends declared and payable ($0.41 per share)	—	—	—	(21,960)	(21,960)
Balance at June 30, 2024	53,525,623	54	1,025,689	(164,937)	860,806
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$22,378	$27,894	$28,823	$(3,151)	$95,314
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net accretion of discount on investments	(1,633)	(2,601)	(13,298)	(6,943)	(13,506)
Proceeds from principal repayment of investments	76,954	52,809	267,528	110,271	287,480
Purchase of investments	(147,529)	(69,885)	(259,165)	(92,933)	(350,203)
Paid-in-kind interest and dividends capitalized	(10,178)	(6,049)	(19,709)	(12,611)	(31,739)
Decrease (increase) in short term investments, net	46,975	(34,444)	30,284	(89,901)	(102,577)
Proceeds from sale of investments	8	1,789	17,055	10,601	12,771
Net realized loss on investments	20,277	18,928	30,013	23,453	31,927
Net change in unrealized (appreciation) depreciation on investments	(19,692)	(23,406)	(3,280)	32,972	(22,219)
Amortization of debt issuance costs	1,255	1,001	2,509	1,896	4,073
(Increase) decrease in interest receivable on investments	(4,945)	(8,117)	(5,400)	(10,014)	(16,372)
(Increase) decrease in dividends receivable on investments	(129)	—	(129)	1,275	1,275
(Increase) decrease in receivable due on investments sold and repaid	8,821	2,242	(1,664)	19	49
(Increase) decrease in prepaid expenses and other assets	195	3,944	406	217	(523)
Increase (decrease) in payable for investments purchased	(9,252)	—	7,097	—	4,692
Increase (decrease) in accounts payable and accrued expenses	288	269	(5)	332	24
Increase (decrease) in interest payable	1,058	1,176	(617)	363	2,411
Increase (decrease) in accrued management fees	(23)	(130)	(52)	(378)	(31)
Increase (decrease) in accrued administrative services expense	486	(120)	(1,028)	(1,129)	453
Increase (decrease) in subordinated incentive fee on income payable	(2,043)	(1,367)	256	(98)	(450)
Increase (decrease) in share repurchase payable	—	67	—	67	—
Net cash (used in) provided by operating activities	(16,729)	(36,000)	79,624	(35,692)	(97,151)
Financing activities:
Repurchase of common stock	(2,671)	(3,226)	(7,341)	(6,818)	(11,518)
Shareholders' distributions paid	(19,284)	(18,614)	(48,400)	(52,232)	(91,961)
Repayments under financing arrangements	—	(25,000)	(22,500)	(52,500)	(102,500)
Borrowings under financing arrangements	—	—	—	80,712	237,344
Debt issuance costs paid	—	(1,661)	—	(4,694)	(8,538)
Net cash (used in) provided by financing activities	(21,955)	(48,501)	(78,241)	(35,532)	22,827
Net (decrease) increase in cash	(38,684)	(84,501)	1,383	(71,224)	(74,324)
Cash, beginning of period	48,482	96,016	8,415	82,739	82,739
Cash, end of period	$9,798	$11,515	$9,798	$11,515	$8,415

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,433	$18,284	$46,136	$37,498	$79,032
Supplemental non-cash operating activities:
Restructuring of portfolio investment	$9,899	$33,373	$40,942	$79,359	$118,256
Cash interest receivable exchanged for additional securities	$—	$1,353	$1,631	$2,265	$4,661
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 178.5%
Adapt Laser Acquisition, Inc.(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Capital Equipment	$10,675	$10,675	$11,048
Adapt Laser Acquisition, Inc.(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Capital Equipment	2,104	2,104	2,104
Afore Insurance Services, LLC(m)(r)(x)	S+600, 0.00% SOFR Floor	3/24/2025	Banking, Finance, Insurance & Real Estate	4,583	4,583	4,583
AHF Parent Holding, Inc.(n)(x)	S+625, 0.75% SOFR Floor	2/1/2028	Construction & Building	7,593	7,510	7,508
Allen Media, LLC(n)(x)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,727	8,682	8,225
ALM Global, LLC(m)(n)(x)	S+625, 1.00% SOFR Floor	2/21/2029	Media: Advertising, Printing & Publishing	29,651	29,651	29,651
ALM Global, LLC	S+625, 1.00% SOFR Floor	2/21/2029	Media: Advertising, Printing & Publishing	720	720	720
ALM Global, LLC	0.50% Unfunded	2/21/2029	Media: Advertising, Printing & Publishing	1,980	—	—
American Clinical Solutions LLC(t)(x)	S+700, 1.00% SOFR Floor	6/30/2025	Healthcare & Pharmaceuticals	9,283	9,283	8,935
American Clinical Solutions LLC(p)	0.00% Unfunded	6/30/2025	Healthcare & Pharmaceuticals	2,250	—	(84)
American Family Care, LLC(m)(x)	S+600, 1.00% SOFR Floor	2/28/2029	Healthcare & Pharmaceuticals	13,602	13,602	13,602
American Family Care, LLC(x)	S+600, 1.00% SOFR Floor	2/28/2029	Healthcare & Pharmaceuticals	227	227	227
American Family Care, LLC	1.00% Unfunded	2/28/2026	Healthcare & Pharmaceuticals	4,545	—	—
American Family Care, LLC	0.50% Unfunded	2/28/2029	Healthcare & Pharmaceuticals	1,591	—	—
American Health Staffing Group, Inc.(m)(x)	S+600, 1.00% SOFR Floor	11/19/2026	Services: Business	16,292	16,208	16,292
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	3,333	(16)	—
American Teleconferencing Services, Ltd.(q)	Prime+550	4/7/2023	Telecommunications	3,116	—	—
American Teleconferencing Services, Ltd.(p)	0.00% Unfunded	4/7/2023	Telecommunications	235	—	—
Ancile Solutions, Inc.(m)(x)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	11,009	10,848	11,009
Anthem Sports & Entertainment Inc.(m)(t)(x)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	42,548	42,444	39,782
Anthem Sports & Entertainment Inc.(t)(x)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	3,428	3,428	3,205
Anthem Sports & Entertainment Inc.	0.50% Unfunded	11/15/2026	Media: Diversified & Production	167	—	(11)
Appalachian Resource Company, LLC(w)	S+500, 1.00% SOFR Floor	9/30/2024	Metals & Mining	11,137	11,134	10,872
Appalachian Resource Company, LLC(w)	S+1000, 1.00% SOFR Floor	9/15/2024	Metals & Mining	5,000	5,000	5,000
Atlas Supply LLC	13.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	4,325
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(x)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	8,314	8,314	7,940
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(x)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	2,841	2,841	2,557
Avison Young (Canada) Inc./Avison Young (USA) Inc.(n)(x)	S+750, 2.00% SOFR Floor	3/12/2028	Banking, Finance, Insurance & Real Estate	4,062	3,968	4,061
BDS Solutions Intermediateco, LLC(m)(x)	S+700, 1.00% SOFR Floor	2/7/2027	Services: Business	19,790	19,573	19,221
BDS Solutions Intermediateco, LLC(x)	S+700, 1.00% SOFR Floor	2/7/2027	Services: Business	2,143	2,082	2,081
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	714	(14)	(21)
Berlitz Holdings, Inc.(w)	S+900, 1.00% SOFR Floor	5/31/2025	Services: Business	13,800	13,539	13,219
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Bradshaw International Parent Corp.(m)(w)	S+575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,860	12,656	12,860
Bradshaw International Parent Corp.	1.00% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(22)	—
Cabi, LLC(j)(m)(w)	S+450, 2.00% SOFR Floor	2/28/2027	Retail	16,477	16,327	16,394
Carestream Health, Inc.(n)(r)(x)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	11,348	10,430	11,348
Celerity Acquisition Holdings, LLC(m)(t)(x)	S+850, 1.00% SOFR Floor	5/28/2026	Services: Business	16,441	16,423	16,441
Cennox, Inc.(m)(x)	S+600, 1.00% SOFR Floor	5/4/2026	Services: Business	22,343	22,341	22,343
Cennox, Inc.(m)(n)(x)	S+600, 1.00% SOFR Floor	5/4/2026	Services: Business	18,501	18,431	18,501
Cennox, Inc.(x)	S+600, 1.00% SOFR Floor	5/4/2026	Services: Business	2,240	2,240	2,240
Cennox, Inc.	0.50% Unfunded	5/4/2026	Services: Business	747	—	—
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	37,885	37,885	37,885
Colonnade Parent, Inc. (x)	S+500, 1.00% SOFR Floor	7/31/2024	Media: Advertising, Printing & Publishing	438	428	438
Colonnade Parent, Inc. (p)	0.00% Unfunded	7/31/2024	Media: Advertising, Printing & Publishing	67	—	—
Community Tree Service, LLC(m)(t)(x)	S+1100, 1.00% SOFR Floor	6/17/2027	Construction & Building	11,591	11,591	11,534
Core Health & Fitness, LLC(m)(w)	S+800, 3.00% SOFR Floor	6/17/2029	Consumer Goods: Durable	20,000	19,703	19,700
Country Fresh Holdings, LLC(q)	Prime+600	4/30/2024	Beverage, Food & Tobacco	844	—	—
Country Fresh Holdings, LLC(q)	Prime+600	4/30/2024	Beverage, Food & Tobacco	342	—	—
Critical Nurse Staffing, LLC(m)(x)	S+650, 1.00% SOFR Floor	11/1/2026	Healthcare & Pharmaceuticals	12,732	12,732	12,732
Critical Nurse Staffing, LLC	0.50% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	1,000	—	—
David's Bridal, LLC(s)(x)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	12,834	12,834	12,930
David's Bridal, LLC(m)(s)(x)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	32,050	32,050	31,569
Deluxe Entertainment Services, Inc.(q)(r)(t)	Prime+550	3/25/2024	Media: Diversified & Production	2,621	—	—
Dermcare Management, LLC(m)(w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,215	9,081	9,215
Dermcare Management, LLC(m)(w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	4,185	4,121	4,185
Dermcare Management, LLC (w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	537	537	537
Dermcare Management, LLC	0.50% Unfunded	4/22/2028	Healthcare & Pharmaceuticals	806	—	—
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(x)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,831	2,794	2,548
Entertainment Studios P&A LLC(m)(x)	S+900, 1.00% SOFR Floor	9/28/2027	Media: Diversified & Production	29,713	29,644	29,713
Entertainment Studios P&A LLC(j)	5.00%	5/18/2037	Media: Diversified & Production	—	—	88
ESP Associates, Inc.(m)(w)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	8,641	8,494	8,641
ESP Associates, Inc.(w)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	197	197	197
ESP Associates, Inc.	0.50% Unfunded	7/24/2028	Construction & Building	1,118	(26)	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Flatworld Intermediate Corp.(n)(x)	S+700, 1.00% SOFR Floor	10/3/2027	Services: Business	23,082	23,082	23,082
Flatworld Intermediate Corp.	0.50% Unfunded	10/3/2027	Services: Business	5,865	—	—
Fluid Control II Inc.(m)(x)	S+650, 1.00% SOFR Floor	8/3/2029	Chemicals, Plastics & Rubber	13,169	13,169	13,120
Fluid Control II Inc.	0.50% Unfunded	8/3/2029	Chemicals, Plastics & Rubber	1,765	—	(7)
FuseFX, LLC(m)(n)(t)(w)	S+600, 1.00% SOFR Floor	9/30/2026	Media: Diversified & Production	20,192	20,156	19,763
Future Pak, LLC(m)(w)	S+900, 4.00% SOFR Floor	9/22/2026	Healthcare & Pharmaceuticals	17,329	17,329	17,329
Gold Medal Holdings, Inc.(m)(w)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	27,483	27,260	27,483
Gold Medal Holdings, Inc.	1.00% Unfunded	3/17/2027	Environmental Industries	2,498	(25)	—
GSC Technologies Inc.(r)(w)	S+500, 1.00% SOFR Floor	9/30/2025	Chemicals, Plastics & Rubber	2,087	2,052	2,034
GSC Technologies Inc.(r)(t)(w)	S+500, 1.00% SOFR Floor	9/30/2025	Chemicals, Plastics & Rubber	1,061	1,045	1,026
H.W. Lochner, Inc.(m)(x)	S+675, 1.00% SOFR Floor	7/2/2027	Construction & Building	10,268	10,045	10,268
H.W. Lochner, Inc.(m)(x)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	8,716	8,670	8,716
H.W. Lochner, Inc.(m)(x)	S+675, 1.00% SOFR Floor	7/2/2027	Construction & Building	2,529	2,465	2,498
H.W. Lochner, Inc.(x)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	2,000	1,950	2,000
HEC Purchaser Corp.(x)	S+550, 1.00% SOFR Floor	6/17/2029	Healthcare & Pharmaceuticals	11,198	11,030	11,030
HEC Purchaser Corp.(w)	S+550, 1.00% SOFR Floor	6/17/2029	Healthcare & Pharmaceuticals	130	128	128
HEC Purchaser Corp.	0.50% Unfunded	6/17/2029	Healthcare & Pharmaceuticals	1,172	(18)	(18)
Heritage Power, LLC(x)	S+550, 1.00% SOFR Floor	7/20/2028	Energy: Oil & Gas	1,159	1,159	1,159
Hilliard, Martinez & Gonzales, LLP(m)(t)(w)	S+1200, 2.00% SOFR Floor	9/16/2024	Services: Consumer	27,067	27,063	26,560
Hollander Intermediate LLC(m)(w)	S+875, 3.00% SOFR Floor	9/19/2026	Consumer Goods: Durable	16,737	16,434	15,315
Homer City Generation, L.P.(q)(t)	15.00%	4/16/2025	Energy: Oil & Gas	14,171	12,024	9,566
Homer City Generation, L.P.(t)	17.00%	4/16/2025	Energy: Oil & Gas	2,826	2,826	2,826
Hudson Hospital Opco, LLC(w)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	2,186	2,176	2,123
HUMC Holdco, LLC(w)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	7,780	7,780	7,624
HW Acquisition, LLC(m)(r)	S+600, 1.00% SOFR Floor	9/28/2026	Capital Equipment	4,989	4,965	4,989
HW Acquisition, LLC(r)	S+600, 1.00% SOFR Floor	9/28/2026	Capital Equipment	2,933	2,920	2,933
ICA Foam Holdings, LLC(m)(x)	S+725, 1.00% SOFR Floor	11/5/2025	Containers, Packaging & Glass	18,976	18,800	18,786
IJKG Opco LLC(w)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	1,457	1,443	1,415
Inotiv, Inc.(m)(t)(y)	S+675, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	16,401	16,237	15,827
Instant Web, LLC(r)(t)(w)	S+700, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	47,873	47,873	32,554
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Instant Web, LLC(r)(t)(w)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	3,088	3,088	3,046
Instant Web, LLC(r)(t)	Prime+375, 4.00% Prime Floor	2/25/2027	Media: Advertising, Printing & Publishing	529	529	543
Instant Web, LLC(r)(w)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	1,515	1,515	1,488
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	1,731	—	(30)
Invincible Boat Company LLC(m)(x)	S+650, 1.50% SOFR Floor	8/28/2025	Consumer Goods: Durable	13,475	13,433	13,475
Invincible Boat Company LLC	0.50% Unfunded	8/28/2025	Consumer Goods: Durable	798	—	—
INW Manufacturing, LLC(n)(x)	S+575, 0.75% SOFR Floor	3/25/2027	Services: Business	17,250	16,968	16,237
Ironhorse Purchaser, LLC(n)(x)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	7,018	6,966	7,018
Ironhorse Purchaser, LLC(x)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	2,010	1,997	2,010
Ironhorse Purchaser, LLC(x)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	286	280	286
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	531	—	—
Isagenix International, LLC(r)(t)(x)	S+650, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	8,960	8,960	8,792
Jenny C Acquisition, Inc.(q)(x)	S+900, 1.75% SOFR Floor	10/1/2024	Services: Consumer	534	534	131
JP Intermediate B, LLC(m)(x)	S+550, 1.00% SOFR Floor	11/20/2027	Beverage, Food & Tobacco	37,197	19,505	30,455
K&N Parent, Inc.(m)(t)(w)	S+825, 1.00% SOFR Floor	8/16/2027	Consumer Goods: Durable	5,579	5,579	5,377
K&N Parent, Inc.(m)(w)	S+800, 1.00% SOFR Floor	2/16/2027	Consumer Goods: Durable	4,209	4,099	4,352
KeyImpact Holdings, Inc.(m)(x)	S+650, 1.00% SOFR Floor	1/31/2029	Beverage, Food & Tobacco	22,368	22,368	22,564
Klein Hersh, LLC(m)(t)(w)	S+1107, 0.50% SOFR Floor	4/27/2027	Services: Business	23,368	23,368	20,126
KNB Holdings Corp.(m)(q)(v)	L+550, 1.00% LIBOR Floor	4/26/2024	Consumer Goods: Durable	7,634	—	—
LAV Gear Holdings, Inc.(m)(n)(x)	S+628, 1.00% SOFR Floor	10/31/2025	Services: Business	27,457	27,424	27,389
LAV Gear Holdings, Inc.(m)(n)(x)	S+628, 1.00% SOFR Floor	10/31/2025	Services: Business	4,505	4,501	4,493
LGC US Finco, LLC(m)(w)	S+650, 1.00% SOFR Floor	12/20/2025	Capital Equipment	11,103	10,972	11,103
LGC US Finco, LLC(m)(w)	S+650, 1.00% SOFR Floor	12/20/2025	Capital Equipment	2,000	1,965	1,965
Lift Brands, Inc.(m)(n)(r)(w)	S+750, 1.00% SOFR Floor	6/29/2025	Services: Consumer	22,932	22,932	22,932
Lift Brands, Inc.(n)(r)(t)	9.50%	6/29/2025	Services: Consumer	6,348	6,319	6,173
Lift Brands, Inc.(n)(r)(t)	9.50%	6/29/2025	Services: Consumer	7,255	7,084	6,822
Lux Credit Consultants LLC(m)(x)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	17,629	17,629	17,629
Lux Credit Consultants LLC(x)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	1,017	1,017	1,017
Lux Credit Consultants LLC	2.25% Unfunded	4/29/2025	Automotive	5,491	—	—
Lux Credit Consultants LLC	1.00% Unfunded	4/29/2028	Automotive	862	—	—
MacNeill Pride Group Corp.(m)(x)	S+700, 1.00% SOFR Floor	4/22/2026	Services: Consumer	16,963	16,919	16,751
MacNeill Pride Group Corp.(m)(x)	S+700, 1.00% SOFR Floor	4/22/2026	Services: Consumer	6,260	6,234	6,182
Manus Bio Inc.	13.00%	8/20/2026	Healthcare & Pharmaceuticals	9,406	9,370	9,406
Medplast Holdings, Inc.(m)(u)	L+375, 0.00% LIBOR Floor	7/2/2025	Healthcare & Pharmaceuticals	4,935	4,826	4,902
Mimeo.com, Inc.(m)(x)	S+700, 1.00% SOFR Floor	12/21/2024	Media: Advertising, Printing & Publishing	21,270	21,270	21,270
Mimeo.com, Inc.(x)	S+700, 1.00% SOFR Floor	12/21/2024	Media: Advertising, Printing & Publishing	2,756	2,756	2,756
Mimeo.com, Inc.	1.00% Unfunded	12/21/2024	Media: Advertising, Printing & Publishing	2,500	—	—
Moss Holding Company(m)(n)(x)	S+625, 1.00% SOFR Floor	10/17/2026	Services: Business	22,010	21,597	22,010
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Moss Holding Company	6.25% Unfunded	10/17/2026	Services: Business	106	—	—
Moss Holding Company	0.50% Unfunded	10/17/2026	Services: Business	2,126	—	—
NewsCycle Solutions, Inc.(m)(n)(q)(x)	S+700, 1.00% SOFR Floor	2/27/2024	Media: Advertising, Printing & Publishing	12,286	12,282	10,120
Nova Compression, LLC(m)(t)(w)	S+1050, 2.00% SOFR Floor	10/13/2027	Energy: Oil & Gas	27,638	27,638	27,638
Nova Compression, LLC(t)(w)	S+1050, 2.00% SOFR Floor	10/13/2027	Energy: Oil & Gas	663	663	663
Nova Compression, LLC	1.00% Unfunded	10/13/2024	Energy: Oil & Gas	2,609	—	—
NTM Acquisition Corp.(m)(x)	S+675, 1.00% SOFR Floor	6/18/2026	Hotel, Gaming & Leisure	24,875	24,875	24,875
OpCo Borrower, LLC(m)(x)	S+625, 1.00% SOFR Floor	4/26/2029	Healthcare & Pharmaceuticals	30,000	29,873	29,850
Optio Rx, LLC(n)(v)(z)	L+1200, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	2,480	2,480	2,489
Optio Rx, LLC(v)(z)	L+900, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	1,508	1,508	1,508
Optio Rx, LLC(m)(n)(v)(z)	L+900, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	9,267	9,267	9,256
Optio Rx, LLC(w)	S+525, 5.00% SOFR Floor	10/10/2024	Healthcare & Pharmaceuticals	828	828	828
Optio Rx, LLC(p)	0.00% Unfunded	10/10/2024	Healthcare & Pharmaceuticals	677	—	—
PH Beauty Holdings III. Inc.(m)(n)(x)	S+500, 0.00% SOFR Floor	9/28/2025	Consumer Goods: Non-Durable	14,586	14,406	14,527
Playboy Enterprises, Inc.(h)(n)(t)(y)	S+425, 0.50% SOFR Floor	5/25/2027	Consumer Goods: Non-Durable	20,014	19,740	19,238
PRA Acquisition, LLC(n)(x)	S+650, 1.00% SOFR Floor	5/12/2028	Hotel, Gaming & Leisure	18,913	18,913	18,771
RA Outdoors, LLC(m)(x)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	10,979	10,979	10,170
RA Outdoors, LLC(x)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	1,049	989	972
Retail Services WIS Corp.(m)(x)	S+835, 1.00% SOFR Floor	5/20/2025	Services: Business	8,796	8,704	8,796
Riddell, Inc. / All American Sports Corp.(m)(x)	S+600, 1.00% SOFR Floor	3/29/2029	Consumer Goods: Durable	16,261	15,950	16,261
Riddell, Inc. / All American Sports Corp.	1.00% Unfunded	9/29/2026	Consumer Goods: Durable	1,636	—	—
Robert C. Hilliard, L.L.P.(m)(t)(w)	S+1200, 2.00% SOFR Floor	9/16/2024	Services: Consumer	2,246	2,246	2,204
Rogers Mechanical Contractors, LLC(m)(y)	S+625, 1.00% SOFR Floor	9/28/2028	Construction & Building	15,964	15,936	16,043
Rogers Mechanical Contractors, LLC(y)	S+625, 1.00% SOFR Floor	9/28/2028	Construction & Building	844	844	849
Rogers Mechanical Contractors, LLC	1.00% Unfunded	3/28/2026	Construction & Building	3,365	(32)	17
Rogers Mechanical Contractors, LLC	0.75% Unfunded	9/28/2028	Construction & Building	2,885	(8)	—
RumbleOn, Inc.(m)(x)	S+875, 1.00% SOFR Floor	8/31/2026	Automotive	8,655	8,321	8,439
RumbleOn, Inc.(m)(x)	S+875, 1.00% SOFR Floor	8/31/2026	Automotive	2,612	2,599	2,547
Securus Technologies Holdings, Inc.(m)(t)(x)	S+509, 1.00% SOFR Floor	11/1/2024	Telecommunications	3,926	3,827	3,533
Securus Technologies Holdings, Inc.(x)	S+750, 1.00% SOFR Floor	7/31/2025	Telecommunications	168	168	168
Sequoia Healthcare Management, LLC(z)	12.75%	11/4/2023	Healthcare & Pharmaceuticals	8,525	8,533	5,925
Sleep Opco, LLC(m)(x)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	13,565	13,439	13,565
Sleep Opco, LLC(m)(x)	S+700, 1.00% SOFR Floor	10/12/2026	Retail	395	383	399
Sleep Opco, LLC	0.50% Unfunded	10/12/2026	Retail	1,750	(16)	—
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	16,664	16,648	9,082
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	1,481	1,481	763
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	952	896	490
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	904	904	466
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	754	710	415
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	689	689	696
STATinMED, LLC(r)(t)(w)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	11,525	11,525	8,989
STATinMED, LLC(r)	None	7/1/2027	Healthcare & Pharmaceuticals	224	224	244
Stengel Hill Architecture, LLC(n)(x)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	14,925	14,925	14,925
Tactical Air Support, Inc.(m)(x)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	12,000	12,000	12,000
Tactical Air Support, Inc.	0.75% Unfunded	12/22/2028	Aerospace & Defense	2,000	—	—
The Men's Wearhouse, LLC(x)	S+650, 0.00% SOFR Floor	2/26/2029	Retail	2,875	2,861	2,871
Thrill Holdings LLC(m)(w)	S+650, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	19,184	19,184	19,615
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	39
TMK Hawk Parent, Corp.(t)(x)	S+525, 1.00% SOFR Floor	6/30/2029	Services: Business	6,898	6,898	6,855
Trademark Global, LLC(m)(t)(w)	S+750, 1.00% SOFR Floor	7/30/2024	Consumer Goods: Non-Durable	15,871	15,870	10,998
Trammell, P.C.(t)(w)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	14,220	14,220	14,220
USALCO, LLC(m)(w)	S+600, 1.00% SOFR Floor	10/19/2027	Chemicals, Plastics & Rubber	25,305	25,136	25,305
Williams Industrial Services Group, Inc.(q)(t)(x)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,597	1,493	703
Williams Industrial Services Group, Inc.(q)(t)(x)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	325	304	143
Wok Holdings Inc.(m)(w)	S+625, 0.00% SOFR Floor	3/1/2026	Beverage, Food & Tobacco	24,713	24,293	24,559
WorkGenius, Inc.(m)(x)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	14,746	14,746	14,746
WorkGenius, Inc.(x)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	750	740	750
WorkGenius, Inc.(m)(x)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	7,483	7,483	7,483
Xenon Arc, Inc.(m)(x)	S+600, 0.75% SOFR Floor	12/17/2027	High Tech Industries	3,856	3,828	3,856
Total Senior Secured First Lien Debt					1,576,712	1,536,753
Senior Secured Second Lien Debt - 1.7%
Global Tel*Link Corp.(n)(x)	S+1000, 0.00% SOFR Floor	11/29/2026	Telecommunications	11,500	11,418	11,486
RA Outdoors, LLC(m)(t)(x)	S+900, 1.00% SOFR Floor	10/8/2026	Media: Diversified & Production	1,866	1,866	1,247
Securus Technologies Holdings, Inc.(t)(v)	S+916, 1.00% SOFR Floor	11/1/2025	Telecommunications	3,123	3,116	2,317
Total Senior Secured Second Lien Debt					16,400	15,050
Collateralized Securities and Structured Products - Equity - 0.1%
APIDOS CLO XVI Subordinated Notes(g)(h)	0.00% Estimated Yield	1/19/2025	Diversified Financials	9,000	—	—
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)	19.30% Estimated Yield	4/15/2025	Diversified Financials	4,000	1,024	770
Total Collateralized Securities and Structured Products - Equity					1,024	770
Unsecured Debt - 0.6%
Lucky Bucks Holdings LLC(q)(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	25,846	22,860	4,136
TMK Hawk Parent, Corp.(t)	11.00%	12/15/2031	Services: Business	1,454	1,454	1,357
Total Unsecured Debt					24,314	5,493
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(in thousands)

Portfolio Company(a)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Equity - 30.8%
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(q)(r)		Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(p)		Energy: Oil & Gas	511,255 Units	1,642	780
Avison Young (Canada) Inc., Class A Preferred Shares (12.5% Return)		Banking, Finance, Insurance & Real Estate	8,800,606 Units	9,139	7,018
Avison Young (Canada) Inc., Class F Common Shares(p)		Banking, Finance, Insurance & Real Estate	6,575 Units	3,183	4,687
Carestream Health Holdings, Inc., Common Stock(p)(r)		Healthcare & Pharmaceuticals	614,368 Units	21,759	19,783
CF Arch Holdings LLC, Class A Units(p)		Services: Business	380,952 Units	381	693
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(p)(s)		Diversified Financials	22,072,841 Units	22,073	17,691
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(p)(s)		Diversified Financials	NA	—	—
David's Bridal Holdings, LLC, Preferred Units(p)(s)		Retail	1,000 Units	10,820	11,356
David's Bridal Holdings, LLC, Common Units(p)(s)		Retail	900,000 Units	23,130	41,373
EBSC Holdings LLC, Preferred Units (10% Return)		Consumer Goods: Durable	2,000 Units	2,022	2,320
FWS Parent Holdings, LLC, Class A Membership Interests(p)		Services: Business	35,242 Units	800	491
GSC Technologies Inc., Common Shares(p)(r)		Chemicals, Plastics & Rubber	807,268 Units	—	1,284
Heritage Litigation Trust, Restricted Stock(p)		Energy: Oil & Gas	238,375 Units	119	131
Instant Web Holdings, LLC, Class A Common Units(p)(r)		Media: Advertising, Printing & Publishing	10,819 Units	—	—
IPP Buyer Holdings, LLC, Class A Units(p)(r)		Retail	8,888,354 Units	10,740	12,177
Isagenix Worldwide, Inc., Common Shares(p)(r)		Beverage, Food & Tobacco	601,941 Units	8,987	6,320
K&N Holdco, LLC, Membership Units(p)		Consumer Goods: Durable	458,364 Units	8,356	5,452
Language Education Holdings GP LLC, Common Units(p)		Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(p)		Services: Business	366,667 Units	825	1,327
LB NewHoldco LLC, Voting Units(p)		Hotel, Gaming & Leisure	123,568 Units	4,200	2,088
Longview Intermediate Holdings C, LLC, Membership Units(p)(r)		Energy: Oil & Gas	1,466,791 Units	12,461	47,385
Mount Logan Capital Inc., Common Stock(f)(h)(r)		Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	1,572
New Giving Acquisition, Inc., Common Stock		Healthcare & Pharmaceuticals	4,630 Units	633	2,158
New HW Holdings Corp., Preferred Stock(p)(r)		Capital Equipment	14 Units	9,899	9,899
New HW Holdings Corp., Common Stock(p)(r)		Capital Equipment	119 Units	—	—
NS NWN Acquisition, LLC, Class A Preferred Units		High Tech Industries	111 Units	—	576
NS NWN Acquisition, LLC, Common Equity(p)		High Tech Industries	346 Units	—	—
NS NWN Holdco LLC, Non-Voting Units(p)		High Tech Industries	522 Units	—	175
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)		Consumer Goods: Durable	1,575 Units	1,000	967
Palmetto Clean Technology, Inc., Warrants(p)	12/12/2029	High Tech Industries	724,112 Units	472	2,303
Reorganized Heritage TopCo, LLC, Common Stock(p)		Energy: Oil & Gas	201,249 Units	7,225	7,539
RumbleOn, Inc., Warrants(p)	8/14/2028	Automotive	60,606 Units	378	219
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Service Compression Holdings, LLC, Junior Preferred Units(p)		Energy: Oil & Gas	389,001 Units	1,326	1,311
Service Compression Holdings, LLC, Warrants(p)		Energy: Oil & Gas	730,586 Units	1,426	1,835
Snap Fitness Holdings, Inc., Class A Common Stock(p)(r)		Services: Consumer	9,858 Units	3,078	4,426
Snap Fitness Holdings, Inc., Warrants(p)(r)		Services: Consumer	3,996 Units	1,247	1,794
SRA Holdings, LLC, Membership Units(p)(r)		Banking, Finance, Insurance & Real Estate	224,865 Units	23,611	27,305
STATinMed Parent, LLC, Class A Preferred Units(p)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	—
STATinMed Parent, LLC, Class B Preferred Units(p)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
TMK Hawk Parent, Corp., Common Shares(p)		Services: Business	643,588 Units	8,579	7,495
TMK Hawk Parent, Corp., Warrants(p)		Services: Business	36,734 Units	—	181
URS Topco, LLC, Common Equity(p)		Transportation: Cargo	430,540 Units	9,669	11,830
WorkGenius, LLC, Class A Units(p)		Services: Business	500 Units	500	669
Yak Holding II, LLC, Series A Common Units(p)		Construction & Building	127,419 Units	—	287
Total Equity				222,589	264,897
Short Term Investments - 9.7%(k)
First American Treasury Obligations Fund, Class Z Shares	5.17%(l)			83,162	83,162
Total Short Term Investments				83,162	83,162
TOTAL INVESTMENTS - 221.4%				$1,924,201	1,906,125
LIABILITIES IN EXCESS OF OTHER ASSETS - (121.4)%					(1,045,319)
NET ASSETS - 100.0%					$860,806
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual Secured Overnight Financing Rate, or SOFR, rate for each loan listed may not be the applicable SOFR rate as of June 30, 2024, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to June 30, 2024. The actual London Interbank Offered Rate, or LIBOR, rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2024, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2024.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2024, 96.0% of the Company’s total assets represented qualifying assets.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(in thousands)
i.Reserved.
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of June 30, 2024.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of June 30, 2024 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of June 30, 2024 (see Note 8).
o.Investment is held through CIC Holdco, LLC, a wholly-owned taxable subsidiary of the Company.
p.Non-income producing security.
q.Investment or a portion thereof was on non-accrual status as of June 30, 2024.
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2023 and June 30, 2024, along with transactions during the six months ended June 30, 2024 in these affiliated investments, were as follows:

		Six Months Ended June 30, 2024				Six Months Ended June 30, 2024
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2023	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2024	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Afore Insurance Services, LLC
First Lien Term Loan	$4,583	$—	$—	$—	$4,583	$—	$265	$—	$—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	—	—
Carestream Health, Inc.
First Lien Term Loan	11,423	105	(132)	(48)	11,348	—	850	—	—
Carestream Health Holdings Inc.
Common Shares	21,386	—	—	(1,603)	19,783	—	—	—	—
DESG Holdings, Inc.
First Lien Term Loan	85	—	(2,542)	2,457	—	(2,542)	93	—	—
GSC Technologies Inc.
First Lien Term Loan A	1,983	13	(12)	50	2,034	—	123	—	—
First Lien Term Loan B	942	60	—	24	1,026	—	61	—	—
Common Shares	1,251	—	—	33	1,284	—	—	—	—
HW Acquisition, LLC
Revolving Loan	—	2,449	—	484	2,933	—	112	—	—
First Lien Term Loan	—	16,407	(14,448)	3,030	4,989	(4,549)	651	—	—
Instant Web, LLC
Revolving Loan	2,832	180	—	34	3,046	—	179	—	—
Priming Term Loan	513	31	—	(1)	543	—	32	—	—
First Lien Term Loan	28,555	2,905	—	1,094	32,554	—	2,908	—	—
First Lien Delayed Draw Term Loan	1,013	433	—	12	1,458	—	91	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—	—
IPP Buyer Holdings, LLC
Class A Units	11,910	—	—	267	12,177	—	—	—	—
Isagenix International, LLC
First Lien Term Loan	8,518	377	—	(103)	8,792	—	521	—	—
Isagenix Worldwide, Inc.
Common Shares	8,404	—	—	(2,084)	6,320	—	—	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2024
(in thousands)

		Six Months Ended June 30, 2024				Six Months Ended June 30, 2024
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2023	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2024	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Lift Brands, Inc.
Term Loan A	23,050	—	(118)	—	22,932	—	1,505	—	—
Term Loan B	5,814	306	—	53	6,173	—	306	—	—
Term Loan C	6,259	413	—	150	6,822	—	413	—	—
Longview Intermediate Holdings C, LLC
Membership Units	21,726	9,758	—	15,901	47,385	—	—	—	—
Mount Logan Capital Inc.
Common Stock	1,624	—	—	(52)	1,572	—	—	40	—
New HW Holdings Corp.
Preferred Stock	—	9,899	—	—	9,899	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	4,653	—	—	(227)	4,426	—	—	—	—
Warrants	1,886	—	—	(92)	1,794	—	—	—	—
SRA Holdings, LLC
Membership Units	25,515	—	—	1,790	27,305	—	—	—	—
STATinMED, LLC
First Lien Term Loan	10,358	846	—	(2,215)	8,989	—	843	—	—
Senior Superpriority Term Loan	—	224	—	20	244	—	—	—	704
STATinMed Parent, LLC
Class A Preferred Units	2,018	—	—	(2,018)	—	—	—	—	—
Class B Preferred Units	—	—	—	—	—	—	—	—	—
Totals	$206,301	$44,406	$(17,252)	$16,956	$250,411	$(7,091)	$8,953	$40	$704
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
(3)Includes PIK interest income.
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2023 and June 30, 2024, along with transactions during the six months ended June 30, 2024 in these controlled investments, were as follows:

		Six Months Ended June 30, 2024				Six Months Ended June 30, 2024
Controlled Investments	Fair Value at December 31, 2023	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2024	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
CION/EagleTree Partners, LLC
Senior Secured Note	$59,598	$—	$(21,713)	$—	$37,885	$—	$3,877	$—	$—
Participating Preferred Shares	25,039	—	—	(7,348)	17,691	—	—	—	—
Common Shares	—	—	—	—	—	—	—	—	—
David's Bridal, Inc.
Exit First Lien Term Loan	22,050	10,000	—	(481)	31,569	—	1,582	—	300
Incremental First Lien Term Loan	16,694	—	(4,200)	436	12,930	—	936	—	—
David's Bridal Holdings, LLC
Preferred Units	12,494	—	—	(1,138)	11,356	—	—	—	—
Common Units	41,418	—	—	(45)	41,373	—	—	—	—
Totals	$177,293	$10,000	$(25,913)	$(8,576)	$152,804	$—	$6,395	$—	$300
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
June 30, 2024
(in thousands)
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Includes PIK interest income.
t.As of June 30, 2024, the below investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
American Clinical Solutions LLC	Senior Secured First Lien Debt	7.00%	5.48%	12.48%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	3.00%	12.10%	15.10%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	—	13.60%	13.60%
Celerity Acquisition Holdings, LLC	Senior Secured First Lien Debt	10.00%	3.95%	13.95%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
Community Tree Service, LLC	Senior Secured First Lien Debt	13.90%	2.50%	16.40%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	12.50%	1.50%	14.00%
FuseFX, LLC	Senior Secured First Lien Debt	6.61%	5.00%	11.61%
GSC Technologies Inc.	Senior Secured First Lien Debt	—	10.48%	10.48%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	17.46%	17.46%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	17.00%	17.00%
Inotiv, Inc.	Senior Secured First Lien Debt	12.09%	0.25%	12.34%
Instant Web, LLC	Senior Secured First Lien Debt	—	12.46%	12.46%
Isagenix International, LLC	Senior Secured First Lien Debt	2.50%	9.43%	11.93%
K&N Parent, Inc.	Senior Secured First Lien Debt	8.71%	5.00%	13.71%
Klein Hersh, LLC	Senior Secured First Lien Debt	4.69%	12.00%	16.69%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Nova Compression, LLC	Senior Secured First Lien Debt	12.59%	3.25%	15.84%
Playboy Enterprises, Inc.	Senior Secured First Lien Debt	6.43%	3.25%	9.68%
RA Outdoors, LLC	Senior Secured Second Lien Debt	—	14.44%	14.44%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	17.46%	17.46%
Securus Technologies Holdings, Inc.	Senior Secured First Lien Debt	6.57%	4.09%	10.66%
Securus Technologies Holdings, Inc.	Senior Secured Second Lien Debt	6.60%	8.05%	14.65%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	15.09%	15.09%
STATinMED, LLC	Senior Secured First Lien Debt	—	14.94%	14.94%
TMK Hawk Parent, Corp.	Senior Secured First Lien Debt	—	10.59%	10.59%
TMK Hawk Parent, Corp.	Unsecured Debt	—	11.00%	11.00%
Trademark Global, LLC	Senior Secured First Lien Debt	11.21%	1.75%	12.96%
Trammell, P.C.	Senior Secured First Lien Debt	—	20.96%	20.96%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	6.18%	16.18%
u.The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2024 was 5.45%.
v.The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2024 was 5.59%.
w.The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.33%.
x.The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2024 was 5.32%.
y.The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2024 was 5.25%.
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
June 30, 2024
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
The Company is managed by CION Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. Pursuant to an investment advisory agreement with the Company, CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. On August 6, 2024, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 9, 2024. The Company has also entered into an administration agreement with CIM to provide the Company with administrative services necessary for it to operate. The Company and CIM previously engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, Inc., or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.
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
June 30, 2024
(in thousands, except share and per share amounts)
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of December 31, 2023 and for the year then ended included in the Company’s Annual Report on Form 10-K. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The consolidated balance sheet and the consolidated schedule of investments as of December 31, 2023 and the consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2023 are derived from the 2023 audited consolidated financial statements and include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company does not consolidate its equity interest in CION/EagleTree Partners, LLC, or CION/EagleTree. See Note 7 for a description of the Company’s investment in CION/EagleTree.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under this new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation and must also further disaggregate income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s consolidated financial statements.
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
June 30, 2024
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $83,162 and $113,446 of such investments at June 30, 2024 and December 31, 2023, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
Three of the Company’s wholly-owned consolidated subsidiaries, CIC Holdco, LLC, View ITC, LLC and View Rise, LLC, or collectively the Taxable Subsidiaries, have elected to be treated as taxable entities for U.S. federal income tax purposes. As a result, the Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of June 30, 2024 or December 31, 2023.
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
June 30, 2024
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
June 30, 2024
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
June 30, 2024
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of June 30, 2024 and December 31, 2023.
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
June 30, 2024
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
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the six months ended June 30, 2024 and 2023 and the year ended December 31, 2023:

	Six Months Ended June 30,				Year Ended December 31,
	2024		2023		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	—	—	—	—
Total gross shares/proceeds	—	—	—	—	—	—
Share repurchase program	(659,013)	(7,341)	(666,657)	(6,818)	(1,114,848)	(11,518)
Net shares/amounts for share transactions	(659,013)	$(7,341)	(666,657)	$(6,818)	(1,114,848)	$(11,518)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)

Since commencing its initial continuous public offering on July 2, 2012 and through June 30, 2024, the Company sold 53,525,623 shares of common stock for net proceeds of $1,126,004. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $266,733, for which the Company repurchased 16,743,744 shares of common stock. As of June 30, 2024, 16,743,744 shares of common stock repurchased had been retired.
On September 15, 2023, the Company's shareholders approved a proposal that authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. As of June 30, 2024, the Company had not issued any such shares.
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
June 30, 2024
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

The following table summarizes the share repurchases completed during the year ended December 31, 2023 and the six months ended June 30, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2023
January 1 to January 31, 2023	129,873	$10.58	129,873	$43,218
February 1 to February 28, 2023	114,733	11.06	114,733	41,951
March 1 to March 31, 2023	93,423	10.17	93,423	41,003
April 1 to April 30, 2023	126,980	9.69	126,980	39,775
May 1 to May 31, 2023	86,950	9.34	86,950	38,964
June 1 to June 30, 2023	114,698	10.31	114,698	37,784
July 1 to July 31, 2023	54,048	10.74	54,048	37,205
August 1 to August 31, 2023	18,518	10.96	18,518	37,002
September 1 to September 30, 2023	95,457	10.65	95,457	35,988
October 1 to October 31, 2023	145,599	10.08	145,599	34,056
November 1 to November 30, 2023	45,556	10.26	45,556	34,056
December 1 to December 31, 2023	89,013	10.84	89,013	33,093
Total for the year ended December 31, 2023	1,114,848		1,114,848

2024
January 1 to January 31, 2024	125,304	$11.14	125,304	$31,700
February 1 to February 29, 2024	165,876	10.97	165,876	29,883
March 1 to March 31, 2024	132,851	10.95	132,851	28,431
April 1 to April 30, 2024	168,002	11.14	168,002	26,564
May 1 to May 31, 2024	27,449	11.67	27,449	26,244
June 1 to June 30, 2024	39,531	12.14	39,531	25,765
Total for the six months ended June 30, 2024	659,013		659,013
(1)Amounts do not include any commissions paid to Wells Fargo on shares repurchased.
From July 1, 2024 to July 31, 2024, the Company repurchased 71,305 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $881, or an average purchase price of $12.35 per share. As of July 31, 2024, 16,811,803 shares of common stock repurchased by the Company had been retired.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three and six months ended June 30, 2024 and 2023 and the year ended December 31, 2023, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Entity	Capacity	Description	2024	2023	2024	2023	2023
CIM	Investment adviser	Management fees(1)	$6,841	$6,546	$13,705	$13,222	$26,856
CIM	Investment adviser	Incentive fees(1)	4,871	4,965	11,785	11,300	22,277
CIM	Administrative services provider	Administrative services expense(1)	1,246	910	2,338	1,747	3,971
			$12,958	$12,421	$27,828	$26,269	$53,104
(1)Amounts charged directly to operations.
The Company has entered into an investment advisory agreement with CIM. On August 6, 2024, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 9, 2024. Pursuant to the investment advisory agreement in effect prior to the Listing, CIM was paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. Pursuant to the second amended and restated investment advisory agreement, which was effective upon the Listing on October 5, 2021, the annual base management fee was reduced to 1.5% of the average value of the Company’s gross assets (including cash pledged as collateral for the Company’s secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets), to the extent that the Company’s asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee will be reduced further to 1.0% for any such gross assets purchased with leverage resulting in the Company’s asset coverage ratio dropping below 200%. On December 30, 2021, shareholders approved a proposal to reduce the Company’s asset coverage ratio to 150%. As a result, commencing on December 31, 2021, the Company is required to maintain asset coverage for its senior securities of 150% (i.e., $2 of debt outstanding for each $1 of equity) rather than 200%. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters.
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement in effect prior to the Listing, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement in effect prior to the Listing, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement also in effect prior to the Listing, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the three months ended June 30, 2024 and 2023, the Company recorded subordinated incentive fees on income of $4,871 and $4,965, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded subordinated incentive fees on income of $11,785 and $11,300, respectively. As of June 30, 2024 and December 31, 2023, the liabilities recorded for subordinated incentive fees were $4,871 and $4,615, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and six months ended June 30, 2024 and 2023 and the year ended December 31, 2023, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)
On April 1, 2018, the Company entered into an administration agreement with CIM pursuant to which CIM furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. CIM is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement is for the lower of CIM’s actual costs or the amount that the Company would have been required to pay for comparable administrative services in the same geographic location. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse CIM for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in CIM. On August 6, 2024, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing August 9, 2024.
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
As of June 30, 2024 and December 31, 2023, the total liability payable to CIM and its affiliates was $12,840 and $13,664, respectively, which primarily related to fees earned by CIM during the three months ended June 30, 2024 and December 31, 2023, respectively.
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
The Company’s management declared and the Company's board of directors ratified distributions for 7 and 3 record dates during the year ended December 31, 2023 and the six months ended June 30, 2024, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)
The following table presents distributions per share that were declared during the year ended December 31, 2023 and the six months ended June 30, 2024:

	Distributions
Three Months Ended	Per Share	Amount
2023
March 31, 2023 (one record date)	$0.34	$18,687
June 30, 2023 (one record date)	0.34	18,614
September 30, 2023 (two record dates)	0.39	21,276
December 31, 2023 (three record dates)	0.54	29,290
Total distributions for the year ended December 31, 2023	$1.61	$87,867

2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
Total distributions for the six months ended June 30, 2024	$0.75	$40,239
On August 5, 2024, the Company’s co-chief executive officers declared a quarterly base distribution of $0.36 per share for the third quarter of 2024 payable on September 17, 2024 to shareholders of record as of September 3, 2024.
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
June 30, 2024
(in thousands, except share and per share amounts)
The following table provides information concerning the Company’s purchases of shares of its common stock in the open market during the year ended December 31, 2023 and the six months ended June 30, 2024 pursuant to the New DRP in order to satisfy the reinvestment portion of the Company’s distributions:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans of Programs
2023
January 1 to January 31, 2023	146,946	$11.19	146,946	(1)
February 1 to February 28, 2023	—	—	—	—
March 1 to March 31, 2023	204,427	9.78	204,427	(1)
April 1 to April 30, 2023	—	—	—	—
May 1 to May 31, 2023	—	—	—	—
June 1 to June 30, 2023	174,424	10.71	174,424	(1)
July 1 to July 31, 2023	—	—	—	—
August 1 to August 31, 2023	—	—	—	—
September 1 to September 30, 2023	160,383	11.10	160,383	(1)
October 1 to October 31, 2023	25,764	10.30	25,764	(1)
November 1 to November 30, 2023	—	—	—	—
December 1 to December 31, 2023	139,731	11.66	139,731	(1)
Total for the year ended December 31, 2023	851,675	$10.79	851,675	(1)

2024
January 1 to January 31, 2024	92,108	$11.05	92,108	(1)
February 1 to February 29, 2024	—	—	—	—
March 1 to March 31, 2024	170,571	11.09	170,571	(1)
April 1 to April 30, 2024	—	—	—	—
May 1 to May 31, 2024	—	—	—	—
June 1 to June 30, 2024	135,440	12.44	135,440	(1)
Total for the six months ended June 30, 2024	398,119	$11.54	398,119	(1)
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
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2024 and 2023 and the year ended December 31, 2023:

	Six Months Ended June 30,						Year Ended December 31,
	2024			2023			2023
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.75	$40,239	100.0%	$0.68	$37,301	100.0%	$1.61	$87,867	100.0%
Total distributions	$0.75	$40,239	100.0%	$0.68	$37,301	100.0%	$1.61	$87,867	100.0%

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
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
As of June 30, 2024, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $82,816; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $167,821; the net unrealized depreciation was $85,005; and the aggregate cost of securities for Federal income tax purposes was $2,074,291.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of June 30, 2024 and December 31, 2023 at amortized cost and fair value was as follows:

	June 30, 2024			December 31, 2023
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,576,712	$1,536,753	84.3%	$1,604,111	$1,565,171	85.0%
Senior secured second lien debt	16,400	15,050	0.8%	41,280	29,111	1.6%
Collateralized securities and structured products - equity	1,024	770	0.1%	2,362	1,096	0.1%
Unsecured debt	24,314	5,493	0.3%	31,693	12,874	0.7%
Equity	222,589	264,897	14.5%	182,738	232,572	12.6%
Subtotal/total percentage	1,841,039	1,822,963	100.0%	1,862,184	1,840,824	100.0%
Short term investments(2)	83,162	83,162		113,446	113,446
Total investments	$1,924,201	$1,906,125		$1,975,630	$1,954,270
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
June 30, 2024
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$287,205	15.8%	$282,237	15.3%
Healthcare & Pharmaceuticals	227,730	12.5%	238,624	13.0%
Retail	142,634	7.8%	135,000	7.3%
Media: Diversified & Production	132,808	7.3%	135,037	7.3%
Services: Consumer	108,195	5.9%	107,195	5.8%
Media: Advertising, Printing & Publishing	102,556	5.6%	116,100	6.3%
Energy: Oil & Gas	100,833	5.5%	104,893	5.7%
Consumer Goods: Durable	96,079	5.3%	59,955	3.3%
Beverage, Food & Tobacco	92,690	5.1%	68,780	3.7%
Construction & Building	83,483	4.6%	104,727	5.7%
Banking, Finance, Insurance & Real Estate	59,723	3.3%	52,272	2.8%
Diversified Financials	56,346	3.1%	85,733	4.7%
Hotel, Gaming & Leisure	49,870	2.7%	50,906	2.8%
Consumer Goods: Non-Durable	44,763	2.5%	42,381	2.3%
Capital Equipment	44,041	2.4%	49,571	2.7%
Chemicals, Plastics & Rubber	42,762	2.3%	82,597	4.5%
Automotive	29,851	1.6%	12,403	0.7%
Environmental Industries	27,483	1.5%	15,336	0.8%
Containers, Packaging & Glass	18,786	1.0%	18,480	1.0%
High Tech Industries	17,919	1.0%	22,671	1.2%
Telecommunications	17,504	1.0%	17,768	1.0%
Metals & Mining	15,872	0.9%	13,957	0.8%
Aerospace & Defense	12,000	0.7%	12,000	0.6%
Transportation: Cargo	11,830	0.6%	12,201	0.7%
Subtotal/total percentage	1,822,963	100.0%	1,840,824	100.0%
Short term investments	83,162		113,446
Total investments	$1,906,125		$1,954,270

	June 30, 2024		December 31, 2023
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,789,047	98.1%	$1,812,416	98.4%
Canada	32,179	1.8%	26,350	1.4%
Bermuda	967	0.1%	962	0.1%
Cayman Islands	770	—	1,096	0.1%
Subtotal/total percentage	1,822,963	100.0%	1,840,824	100.0%
Short term investments	83,162		113,446
Total investments	$1,906,125		$1,954,270
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of June 30, 2024 and December 31, 2023, investments on non-accrual status represented 1.4% and 0.9%, respectively of the Company's investment portfolio on a fair value basis.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2024 and December 31, 2023, the Company’s unfunded commitments amounted to $77,502 and $47,349, respectively. As of July 31, 2024, the Company’s unfunded commitments amounted to $69,278. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of June 30, 2024:

Portfolio Company	Interest(a)	Maturity	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Berlitz Holdings, Inc.(e)	S+900, 1.00% SOFR Floor	5/31/2025	Services: Business	$1,200	$1,176	$1,209
Community Tree Service, LLC(f)	S+1100, 1.00% SOFR Floor	6/17/2027	Construction & Building	464	464	461
Total Senior Secured First Lien Debt					1,640	1,670
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(c)	11.84% Estimated Yield	2/2/2026	Diversified Financials	10,000	9,488	9,753
Total Collateralized Securities and Structured Products - Equity					9,488	9,753
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	2,895
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)			Media: Diversified & Production	1,469 Units	486	332
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)			Media: Diversified & Production	255 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)			Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	10,855	11,351
Carestream Health Holdings, Inc., Common Stock(d)			Healthcare & Pharmaceuticals	614,367 Units	21,759	19,783
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	8,382	11,482
CTS Ultimate Holdings LLC, Class A Preferred Units(d)			Construction & Building	3,578,701 Units	1,000	537
Dayton HoldCo, LLC, Membership Units(d)			Construction & Building	37,264 Units	—	180
HDNet Holdco LLC, Preferred Unit Call Option(d)			Media: Diversified & Production	1 Unit	—	297
Language Education Holdings GP LLC, Common Units(d)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(d)			Services: Business	133,333 Units	300	483
Skillsoft Corp., Class A Common Stock(d)			High Tech Industries	12,171 Units	2,000	168
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					49,982	47,508
Short Term Investments(g)
First American Treasury Obligations Fund, Class Z Shares	5.17%(h)				2,106	2,106
Total Short Term Investments					2,106	2,106
TOTAL INVESTMENTS					$63,216	$61,037
a.The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of June 30, 2024, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to June 30, 2024. The actual LIBOR rate for each loan listed may not be the applicable LIBOR rate as of June 30, 2024, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to June 30, 2024.
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
d.Non-income producing security.
e.The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.33%.
f.The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2024 was 5.32%.
g.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
h.7-day effective yield as of June 30, 2024.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of June 30, 2024 and December 31, 2023:

Selected Balance Sheet Information:	June 30, 2024	December 31, 2023
Investments, at fair value (amortized cost of $63,216 and $85,655, respectively)	$61,037	$93,350
Cash and other assets	46	14
Dividend receivable on investments	417	414
Interest receivable on investments	250	287
Total assets	$61,750	$94,065

Senior secured notes (net of unamortized debt issuance costs of $59 and $70, respectively)	$40,944	$64,432
Other liabilities	134	166
Total liabilities	41,078	64,598
Members' capital	20,672	29,467
Total liabilities and members' capital	$61,750	$94,065
The following table includes selected statement of operations information for CION/EagleTree for the three and six months ended June 30, 2024 and 2023 and for the year ended December 31, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Selected Statement of Operations Information:	2024	2023	2024	2023	2023
Total investment income	$1,143	$1,468	$2,445	$3,063	$6,230
Total expenses	2,173	2,566	4,691	5,258	10,213
Net realized gain (loss) on investments	3,325	—	3,325	176	(2,083)
Net change in unrealized (depreciation) appreciation on investments	(4,291)	409	(9,874)	446	4,338
Net decrease in net assets	$(1,996)	$(689)	$(8,795)	$(1,573)	$(1,728)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2024:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility(1)	Term Loan Credit Facility	SOFR+3.20%	$550,000	$125,000	May 15, 2025
2026 Notes(2)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
UBS Facility	Repurchase Agreement	SOFR+3.20%	100,000	50,000	November 19, 2024
Series A Notes(3)	Israel Public Bond Offering	SOFR+3.82%	114,844	—	August 31, 2026
2027 Notes	Note Purchase Agreement	SOFR+4.75%	100,000	—	November 8, 2027
2022 More Term Loan	Term Loan Facility Agreement	SOFR+3.50%	50,000	—	April 27, 2027
2021 More Term Loan(4)	Term Loan Facility Agreement	5.20%	30,000	—	September 30, 2024
			$1,069,844	$175,000
(1)As described in Note 14, on July 15, 2024, 34th Street entered into a Fifth Amendment to the Third Amended JPM Credit Agreement with JPM.
(2)As of June 30, 2024, the fair value of the 2026 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2024.
(3)As of June 30, 2024, the fair value of the Series A Notes was $120,573, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of June 30, 2024.
(4)As of June 30, 2024, the fair value of the 2021 More Term Loan was $30,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2024.
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
On May 15, 2020, 34th Street amended and restated the Amended JPM Credit Facility, or the Second Amended JPM Credit Facility, with JPM in order to fully repay all amounts outstanding under the Company's prior Citibank Credit Facility and MS Credit Facility and repay $100,000 of advances outstanding under the UBS Facility (as described below). Under the Second Amended JPM Credit Facility, the aggregate principal amount available for borrowings was increased from $275,000 to $700,000, of which $75,000 could have been funded as a revolving credit facility, subject to conditions described in the Second Amended JPM Credit Facility, during the reinvestment period. Under the Second Amended JPM Credit Facility, the reinvestment period was extended until May 15, 2022 and the maturity date was extended to May 15, 2023. Advances under the Second Amended JPM Credit Facility bore interest at a floating rate equal to the three-month LIBOR, plus a spread of 3.25% per year.
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
June 30, 2024
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
On May 15, 2023, 34th Street entered into a Second Amendment to the Third Amended JPM Credit Facility with JPM, or the JPM Second Amendment. Under the JPM Second Amendment, the aggregate principal amount available for borrowings remained unchanged of up to $675,000 but all such advances bore interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.05% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. The reinvestment period was extended from May 15, 2023 to May 15, 2024 and the maturity date was extended from May 15, 2024 to May 15, 2025. Also under the JPM Second Amendment, the amount of minimum borrowings required was reduced by $50,000 to $550,000 with a six-month non-call provision. 34th Street incurred certain customary costs and expenses in connection with the JPM Second Amendment. No other material terms of the Third Amended JPM Credit Facility were revised in connection with the JPM Second Amendment.
On May 14, 2024 and June 17, 2024, 34th Street entered into a Third Amendment and a Fourth Amendment, respectively, to the Third Amended JPM Credit Agreement with JPM. Under these amendments, the reinvestment period was extended from May 15, 2024 to June 17, 2024 and from June 17, 2024 to July 15, 2024, respectively, as a bridge to the parties entering into a broader amendment to the Third Amended JPM Credit Facility. No other material terms of the Third Amended JPM Credit Facility were revised in connection with the Third Amendment or the Fourth Amendment.
Interest is payable quarterly in arrears. 34th Street may prepay advances pursuant to the terms and conditions of the Third Amended JPM Credit Facility, subject to a 1.0% premium in certain circumstances. In addition, 34th Street will be subject to a non-usage fee of 1.0% per year on the amount, if any, of the aggregate principal amount available under the Third Amended JPM Credit Facility that has not been borrowed through July 14, 2024. The non-usage fees, if any, are payable quarterly in arrears.

As described in Note 14, on July 15, 2024, 34th Street entered into a Fifth Amendment to the Third Amended JPM Credit Agreement with JPM.
As of June 30, 2024 and December 31, 2023, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility was $550,000. The carrying amount outstanding under the Third Amended JPM Credit Facility approximates its fair value.
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
In connection with the Third Amended JPM Credit Facility, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended June 30, 2024, 34th Street was in compliance with all covenants and reporting requirements.
Through June 30, 2024, the Company incurred debt issuance costs of $13,790 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of June 30, 2024 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility. At June 30, 2024, the unamortized portion of the debt issuance costs was $1,735.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)
For the three and six months ended June 30, 2024 and 2023 and for the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Third Amended JPM Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Stated interest expense	$11,824	$12,385	$23,781	$24,375	$50,223
Amortization of deferred financing costs	496	532	990	1,096	2,097
Non-usage fee	316	189	632	360	808
Total interest expense	$12,636	$13,106	$25,403	$25,831	$53,128
Weighted average interest rate(1)	8.77%	8.30%	8.78%	8.16%	8.45%
Average borrowings	$550,000	$600,000	$550,000	$603,315	$595,342
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended June 30, 2024, the Company was in compliance with all covenants and reporting requirements.
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
As of June 30, 2024, the aggregate principal amount of 2026 Notes outstanding was $125,000.
Through June 30, 2024, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2024 and will amortize to interest expense over the term of the 2026 Notes. At June 30, 2024, the unamortized portion of the debt issuance costs was $863.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)
For the three and six months ended June 30, 2024 and 2023 and for the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2023
	2024	2023	2024	2023
Stated interest expense	$1,406	$1,406	$2,812	$2,812	$5,625
Amortization of deferred financing costs	133	133	266	264	533
Total interest expense	$1,539	$1,539	$3,078	$3,076	$6,158
Weighted average interest rate(1)	4.50%	4.50%	4.50%	4.50%	4.50%
Average borrowings	$125,000	$125,000	$125,000	$125,000	$125,000
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
Principal on the Notes will be due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding. As of and for the three months ended June 30, 2024, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
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
June 30, 2024
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
June 30, 2024
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
Pursuant to the Amended UBS Facility, Murray Hill Funding made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility. As of and for the three months ended June 30, 2024, Murray Hill Funding was in compliance with all covenants and reporting requirements.
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At June 30, 2024, all upfront fees and other expenses were fully amortized.
As of June 30, 2024, Notes in the aggregate principal amount of $100,000 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $100,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of June 30, 2024, the amount due at maturity under the Amended UBS Facility was $100,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.
As of June 30, 2024, the fair value of assets held by Murray Hill Funding II was $227,279.
For the three and six months ended June 30, 2024 and 2023 and for the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Stated interest expense	$2,155	$2,162	$4,774	$4,966	$10,297
Non-usage fee	95	89	149	112	239
Total interest expense	$2,250	$2,251	$4,923	$5,078	$10,536
Weighted average interest rate(1)	8.90%	8.62%	8.80%	8.39%	8.76%
Average borrowings	$100,000	$103,297	$110,632	$120,373	$118,610
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
June 30, 2024
(in thousands, except share and per share amounts)
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525 million, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2024, the Company was in compliance with all covenants and reporting requirements.
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
Through June 30, 2024, the Company incurred debt issuance costs of $5,139 in connection with issuing the Series A Notes and the Additional Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes and the Additional Series A Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2024 and will amortize to interest expense over the term of the Series A Notes and the Additional Series A Notes. At June 30, 2024, the unamortized portion of the debt issuance costs was $3,458.
For the three months ended June 30, 2024 and 2023, for the six months ended June 30, 2024, for the period from February 28, 2023 through June 30, 2023 and for the period from February 28, 2023 through December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2024	For the Period From February 28, 2023 Through June 30, 2023	For the Period From February 28, 2023 Through December 31, 2023
	2024	2023
Stated interest expense	$2,671	$1,781	$5,313	$2,399	$6,886
Amortization of deferred financing costs	398	212	795	290	887
Total interest expense	$3,069	$1,993	$6,108	$2,689	$7,773
Weighted average interest rate(1)	9.13%	8.73%	9.12%	8.73%	8.98%
Average borrowings	$114,844	$80,712	$114,844	$80,712	$89,940
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
June 30, 2024
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

The 2027 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. The 2027 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new credit facilities, loans, notes or unsecured indebtedness in excess of $25 million incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the 2027 Note Purchase Agreement. In addition, the 2027 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25 million, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2024, the Company was in compliance with all covenants and reporting requirements.
Through June 30, 2024, the Company incurred debt issuance costs of $1,710 in connection with issuing the 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the 2027 Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2024 and will amortize to interest expense over the term of the 2027 Notes. At June 30, 2024, the unamortized portion of the debt issuance costs was $1,434.
For the three and six months ended June 30, 2024 and for the period from November 8, 2023 through December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2027 Notes were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	For the Period From November 8, 2023 Through December 31, 2023

Stated interest expense	$2,544	$5,088	$1,495
Amortization of deferred financing costs	106	213	63
Total interest expense	$2,650	$5,301	$1,558
Weighted average interest rate(1)	10.07%	10.07%	9.97%
Average borrowings	$100,000	$100,000	$100,000
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
June 30, 2024
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

The More Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the More Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2024, the Company was in compliance with all covenants and reporting requirements.
Through June 30, 2024, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 More Term Loan, which is included in the Company’s consolidated balance sheet as of June 30, 2024 and will amortize to interest expense over the term of the 2022 More Term Loan. At June 30, 2024, the unamortized portion of the debt issuance costs was $578.
For the three and six months ended June 30, 2024 and 2023 and for the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 More Term Loan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Stated interest expense	$1,112	$1,061	$2,228	$2,073	$4,328
Amortization of deferred financing costs	51	51	102	102	205
Total interest expense	$1,163	$1,112	$2,330	$2,175	$4,533
Weighted average interest rate(1)	8.80%	8.40%	8.81%	8.25%	8.54%
Average borrowings	$50,000	$50,000	$50,000	$50,000	$50,000
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
June 30, 2024
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
The Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2024, the Company was in compliance with all covenants and reporting requirements.
Through June 30, 2024, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 More Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 More Term Loan, which is included in the Company’s consolidated balance sheet as of June 30, 2024 and will amortize to interest expense over the term of the 2021 More Term Loan. At June 30, 2024, the unamortized portion of the debt issuance costs was $66.
For the three and six months ended June 30, 2024 and 2023 and the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 More Term Loan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Stated interest expense	$395	$394	$789	$784	$1,582
Amortization of deferred financing costs	71	72	143	143	288
Total interest expense	$466	$466	$932	$927	$1,870
Weighted average interest rate(1)	5.20%	5.20%	5.20%	5.20%	5.20%
Average borrowings	$30,000	$30,000	$30,000	$30,000	$30,000
(1) Includes the stated interest expense on the 2021 More Term Loan and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of June 30, 2024 and December 31, 2023, according to the fair value hierarchy:

	June 30, 2024(1)				December 31, 2023(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,536,753	$1,536,753	$—	$—	$1,565,171	$1,565,171
Senior secured second lien debt	—	—	15,050	15,050	—	—	29,111	29,111
Collateralized securities and structured products - equity	—	—	770	770	—	—	1,096	1,096
Unsecured debt	—	—	5,493	5,493	—	—	12,874	12,874
Equity	1,572	—	245,634	247,206	1,624	—	205,909	207,533
Short term investments	83,162	—	—	83,162	113,446	—	—	113,446
Total Investments	$84,734	$—	$1,803,700	$1,888,434	$115,070	$—	$1,814,161	$1,929,231
(1)Excludes the Company's $17,691 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $25,039 investment in CION/EagleTree, which is measured at NAV.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, March 31, 2024	$1,465,051	$28,460	$1,004	$5,506	$219,697	$1,719,718
Investments purchased(2)(3)	147,863	129	—	33	20,047	168,072
Net realized loss	(18,406)	—	—	—	(1,871)	(20,277)
Net change in unrealized appreciation (depreciation)	13,089	(1,707)	(170)	(46)	10,249	21,415
Accretion of discount	961	672	—	—	—	1,633
Sales and principal repayments(3)	(71,805)	(12,504)	(64)	—	(2,488)	(86,861)
Ending balance, June 30, 2024	$1,536,753	$15,050	$770	$5,493	$245,634	$1,803,700
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2024(1)	$(167)	$(665)	$(170)	$(46)	$12,268	$11,220
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

	Six Months Ended June 30, 2024
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2023	$1,565,171	$29,111	$1,096	$12,874	$205,909	$1,814,161
Investments purchased(2)(3)	275,973	189	—	1,454	43,479	321,095
Net realized (loss) gain	(20,417)	(11,809)	(1,210)	—	3,423	(30,013)
Net change in unrealized (depreciation) appreciation	(1,019)	10,819	1,012	(2)	(126)	10,684
Accretion of discount	12,534	725	—	39	—	13,298
Sales and principal repayments(3)	(295,489)	(13,985)	(128)	(8,872)	(7,051)	(325,525)
Ending balance, June 30, 2024	$1,536,753	$15,050	$770	$5,493	$245,634	$1,803,700
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2024(1)	$(3,988)	$(975)	$(186)	$(96)	$2,813	$(2,432)
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

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
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

	Six Months Ended June 30, 2023
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2022	$1,579,512	$38,769	$1,179	$22,643	$73,951	$1,716,054
Investments purchased(2)(3)	118,713	—	—	4,200	65,329	188,242
Net realized loss	(17,674)	—	—	—	(5,779)	(23,453)
Net change in unrealized (depreciation) appreciation	(18,686)	659	44	(9,550)	224	(27,309)
Accretion of discount	6,810	125	—	8	—	6,943
Sales and principal repayments(3)	(200,045)	(9)	(177)	—	—	(200,231)
Ending balance, June 30, 2023	$1,468,630	$39,544	$1,046	$17,301	$133,725	$1,660,246
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2023(1)	$(22,169)	$659	$44	$(9,550)	$(15)	$(31,031)
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,363,268	Discounted Cash Flow	Discount Rates	9.5%	—	36.5%	13.9%
	95,164	Broker Quotes	Broker Quotes	N/A			N/A
	64,451	Market Comparable Approach	Revenue Multiple	0.95x	—	5.75x	1.99x
	12,894		EBITDA Multiple	5.50x	—	10.50x	6.41x
	976	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	11,486	Discounted Cash Flow	Discount Rates	15.8%			N/A
	3,564	Market Comparable Approach	EBITDA Multiple	5.63x	—	6.75x	6.02x
Collateralized securities and structured products - equity	770	Discounted Cash Flow	Discount Rates	21.0%			N/A
Unsecured debt	4,136	Other(2)	Other(2)	N/A			N/A
	1,357	Discounted Cash Flow	Discount Rates	12.5%			N/A
Equity	87,962	Market Comparable Approach	Revenue Multiple	0.23x	—	5.75x	0.70x
	87,932		EBITDA Multiple	5.00x	—	16.25x	10.69x
	54,923		$ per kW	$187.5	—	$437.5	$403.2
	7,018	Discounted Cash Flow	Discount Rates	20.0%			N/A
	5,849	Options Pricing Model	Expected Volatility	42.5%	—	100.0%	50.9%
	1,068	Broker Quotes	Broker Quotes	N/A			N/A
	882	Other(2)	Other(2)	N/A			N/A
Total	$1,803,700
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and six months ended June 30, 2024 and 2023 and the year ended December 31, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Professional fees	$455	$645	$976	$1,171	$2,178
Dues and subscriptions	97	44	532	473	800
Valuation expense	229	252	373	425	853
Director fees and expenses	177	179	348	348	696
Insurance expense	169	169	338	336	675
Accounting and administrative costs	160	158	322	324	637
Transfer agent expense	124	279	247	547	911
Printing and marketing expense	162	269	165	274	351
Other expenses	86	79	142	131	281
Total general and administrative expense	$1,659	$2,074	$3,443	$4,029	$7,382

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
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
As of June 30, 2024 and December 31, 2023, the Company’s unfunded commitments were as follows:

Unfunded Commitments	June 30, 2024(1)	December 31, 2023(1)
David's Bridal, LLC	$15,000	$—
Lux Credit Consultants LLC	6,353	—
Rogers Mechanical Contractors, LLC	6,250	2,404
American Family Care, LLC	6,136	—
Flatworld Intermediate Corp.	5,865	5,865
American Health Staffing Group, Inc.	3,333	3,333
Nova Compression, LLC	2,609	2,609
Mimeo.com, Inc.	2,500	2,500
Gold Medal Holdings, Inc.	2,498	—
American Clinical Solutions LLC	2,250	250
Moss Holding Company	2,232	2,232
Tactical Air Support, Inc.	2,000	2,000
ALM Media, LLC	1,980	—
Bradshaw International Parent Corp.	1,844	1,844
Fluid Control Intermediate Inc.	1,765	1,765
Sleep Opco, LLC	1,750	1,750
Thrill Holdings LLC	1,739	5,000
Instant Web, LLC	1,731	2,164
Riddell, Inc.	1,636	—
HEC Purchaser Corp.	1,172	—
ESP Associates, Inc.	1,118	1,316
Critical Nurse Staffing, LLC	1,000	1,000
Dermcare Management, LLC	806	671
Invincible Boat Company LLC	798	399
Cennox, Inc.	747	—
BDS Solutions Intermediateco, LLC	714	1,905
Optio Rx, LLC	677	—
Ironhorse Purchaser, LLC	531	347
American Teleconferencing Services, Ltd.	234	234
Anthem Sports & Entertainment Inc.	167	167
Colonnade Parent, Inc.	67	—
Coyote Buyer, LLC	—	2,500
MacNeill Pride Group Corp.	—	2,017
OpCo Borrower, LLC	—	1,042
H.W. Lochner, Inc.	—	1,036
Service Compression, LLC	—	419
RA Outdoors, LLC	—	372
Homer City Holdings LLC	—	196
HW Acquisition, LLC	—	12
Total	$77,502	$47,349
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2024 and December 31, 2023, refer to the table above and the consolidated schedules of investments. As of July 31, 2024, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $69,278.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, conversion fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the three and six months ended June 30, 2024 and 2023 and the year ended December 31, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Capital structuring and other fees	$1,430	$532	$3,229	$532	$4,309
Commitment fees	—	—	1,760	309	308
Amendment fees	912	622	1,148	3,346	6,415
Conversion fees	—	477	78	477	477
Administrative agent fees	—	—	—	30	185
Total	$2,342	$1,631	$6,215	$4,694	$11,694
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2024
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended June 30, 2024 and 2023 and the year ended December 31, 2023:

	Six Months Ended June 30,		Year Ended December 31,
	2024	2023	2023
Per share data:(1)
Net asset value at beginning of period	$16.23	$15.98	$15.98
Results of operations:
Net investment income	1.03	0.97	1.92
Net realized loss and net change in unrealized depreciation on investments and loss on foreign currency(2)	(0.49)	(1.02)	(0.18)
Net increase (decrease) in net assets resulting from operations(2)	0.54	(0.05)	1.74
Shareholder distributions:
Distributions from net investment income	(0.75)	(0.68)	(1.61)
Net decrease in net assets resulting from shareholders' distributions	(0.75)	(0.68)	(1.61)
Capital share transactions:
Repurchases of common stock below net asset value(3)	0.06	0.06	0.12
Net increase in net assets resulting from capital share transactions	0.06	0.06	0.12
Net asset value at end of period	$16.08	$15.31	$16.23
Shares of common stock outstanding at end of period	53,525,623	54,632,827	54,184,636
Total investment return-net asset value(4)	5.49%	2.29%	17.00%
Total investment return-market value(5)	14.10%	13.66%	34.33%
Net assets at beginning of period	$879,563	$883,634	$883,634
Net assets at end of period	$860,806	$836,364	$879,563
Average net assets	$873,342	$858,277	$864,886
Ratio/Supplemental data(6):
Ratio of net investment income to average net assets	6.36%	6.21%	12.14%
Ratio of net operating expenses to average net assets	9.09%	8.18%	16.88%
Portfolio turnover rate(7)	14.45%	5.48%	17.43%
Total amount of senior securities outstanding	$1,069,844	$985,712	$1,092,344
Asset coverage ratio(8)	1.80	1.85	1.81
(1)The per share data for the six months ended June 30, 2024 and 2023 and the year ended December 31, 2023 was derived by using the weighted average shares of common stock outstanding during each period.
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
June 30, 2024
(in thousands, except share and per share amounts)

(3)Repurchases of common stock may have caused an incremental decrease or increase in net asset value per share due to the repurchase of shares at a price in excess of or below net asset value per share, respectively, on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the six months ended June 30, 2024 and 2023 and the year ended December 31, 2023.
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
(5)Total investment return-market value for the six months ended June 30, 2024 and 2023 and the year ended December 31, 2023 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s New DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
Note 14. Subsequent Event
On July 15, 2024, 34th Street entered into a Fifth Amendment to the Third Amended JPM Credit Agreement with JPM, or the JPM Fifth Amendment. Under the JPM Fifth Amendment, advances to 34th Street remain unchanged of up to $675,000, but the credit spread on the floating interest rate payable by 34th Street on all such advances was reduced from the three-month SOFR plus a credit spread of 3.20% per year to SOFR plus a credit spread of 2.55% per year. Also under the JPM Fifth Amendment, the reinvestment period was extended from July 15, 2024 to June 15, 2026 and the maturity date was extended from May 15, 2025 to June 15, 2027.
34th Street incurred certain customary costs and expenses in connection with the JPM Fifth Amendment and will pay an annual administrative fee of 0.20% on JPM's total financing commitment. No other material terms of the Third Amended JPM Credit Agreement were revised in connection with the JPM Fifth Amendment.

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
Forward-Looking Statements
Some of the statements within this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve numerous risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of inflation and high interest rates;
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
We are managed by CIM, our affiliate and a registered investment adviser. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. On August 6, 2024, our board of directors, including a majority of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 9, 2024. We have also entered into an administration agreement with CIM to provide us with administrative services necessary for us to operate. We and CIM previously engaged AIM to act as our investment sub-adviser.
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
Recent Developments
Q3 Base Distribution

On August 5, 2024, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the third quarter of 2024, payable on September 17, 2024 to shareholders of record as of September 3, 2024.

JPM Fifth Amendment

On July 15, 2024, 34th Street entered into the JPM Fifth Amendment with JPM. Under the JPM Fifth Amendment, advances to 34th Street remain unchanged of up to $675,000, but the credit spread on the floating interest rate payable by 34th Street on all such advances was reduced from the three-month SOFR plus a credit spread of 3.20% per year to SOFR plus a credit spread of 2.55% per year. Also under the JPM Fifth Amendment, the reinvestment period was extended from July 15, 2024 to June 15, 2026 and the maturity date was extended from May 15, 2025 to June 15, 2027.

34th Street incurred certain customary costs and expenses in connection with the JPM Fifth Amendment and will pay an annual administrative fee of 0.20% on JPM's total financing commitment.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2024 and 2023 and the Year Ended December 31, 2023
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three and six months ended June 30, 2024 and 2023 and the year ended December 31, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Net Investment Activity	2024	2023	2024	2023	2023
Purchases and drawdowns
Senior secured first lien debt	$137,771	$62,779	$239,666	$83,827	$340,704
Unsecured debt	—	4,200	1,096	4,200	4,200
Equity	9,757	2,906	18,402	4,906	5,283
Sales and principal repayments	(76,963)	(54,599)	(284,584)	(120,873)	(300,250)
Net portfolio activity	$70,565	$15,286	$(25,420)	$(27,940)	$49,937
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,576,712	$1,536,753	84.3%
Senior secured second lien debt	16,400	15,050	0.8%
Collateralized securities and structured products - equity	1,024	770	0.1%
Unsecured debt	24,314	5,493	0.3%
Equity	222,589	264,897	14.5%
Subtotal/total percentage	1,841,039	1,822,963	100.0%
Short term investments(2)	83,162	83,162
Total investments	$1,924,201	$1,906,125
Number of portfolio companies			107
Average annual EBITDA of portfolio companies		$52.8 million
Median annual EBITDA of portfolio companies			$32.8 million
Purchased at a weighted average price of par			97.33%
Gross annual portfolio yield based upon the purchase price(3)			11.48%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of June 30, 2024 and December 31, 2023, excluding short term investments of $83,162 and $113,446, respectively:

	June 30, 2024			December 31, 2023
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,513,923	$1,478,557	81.1%	$1,521,848	$1,475,126	80.1%
Non-income producing investments	197,362	241,270	13.2%	154,419	184,175	10.0%
Fixed interest rate investments	124,339	97,728	5.4%	155,244	131,533	7.2%
Other income producing investments	5,415	5,408	0.3%	30,673	49,990	2.7%
Total investments	$1,841,039	$1,822,963	100.0%	$1,862,184	$1,840,824	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$287,205	15.8%	$282,237	15.3%
Healthcare & Pharmaceuticals	227,730	12.5%	238,624	13.0%
Retail	142,634	7.8%	135,000	7.3%
Media: Diversified & Production	132,808	7.3%	135,037	7.3%
Services: Consumer	108,195	5.9%	107,195	5.8%
Media: Advertising, Printing & Publishing	102,556	5.6%	116,100	6.3%
Energy: Oil & Gas	100,833	5.5%	104,893	5.7%
Consumer Goods: Durable	96,079	5.3%	59,955	3.3%
Beverage, Food & Tobacco	92,690	5.1%	68,780	3.7%
Construction & Building	83,483	4.6%	104,727	5.7%
Banking, Finance, Insurance & Real Estate	59,723	3.3%	52,272	2.8%
Diversified Financials	56,346	3.1%	85,733	4.7%
Hotel, Gaming & Leisure	49,870	2.7%	50,906	2.8%
Consumer Goods: Non-Durable	44,763	2.5%	42,381	2.3%
Capital Equipment	44,041	2.4%	49,571	2.7%
Chemicals, Plastics & Rubber	42,762	2.3%	82,597	4.5%
Automotive	29,851	1.6%	12,403	0.7%
Environmental Industries	27,483	1.5%	15,336	0.8%
Containers, Packaging & Glass	18,786	1.0%	18,480	1.0%
High Tech Industries	17,919	1.0%	22,671	1.2%
Telecommunications	17,504	1.0%	17,768	1.0%
Metals & Mining	15,872	0.9%	13,957	0.8%
Aerospace & Defense	12,000	0.7%	12,000	0.6%
Transportation: Cargo	11,830	0.6%	12,201	0.7%
Subtotal/total percentage	1,822,963	100.0%	1,840,824	100.0%
Short term investments	83,162		113,446
Total investments	$1,906,125		$1,954,270
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2024 and December 31, 2023, our unfunded commitments amounted to $77,502 and $47,349, respectively. As of July 31, 2024, our unfunded commitments amounted to $69,278. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of June 30, 2024 and December 31, 2023, excluding short term investments of $83,162 and $113,446, respectively:

	June 30, 2024		December 31, 2023
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$23,411	1.3%	$98,255	5.3%
2	1,608,953	88.3%	1,603,975	87.2%
3	163,712	9.0%	120,132	6.5%
4	20,532	1.1%	10,304	0.6%
5	6,355	0.3%	8,158	0.4%
	$1,822,963	100.0%	$1,840,824	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of July 31, 2024:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,541,291	84.4%
Senior secured second lien debt	15,052	0.8%
Collateralized securities and structured products - equity	769	—
Unsecured debt	5,530	0.3%
Equity	264,681	14.5%
Subtotal/total percentage	1,827,323	100.0%
Short term investments(1)	90,746
Total investments	$1,918,069
Number of portfolio companies		106
Average annual EBITDA of portfolio companies	$52.9 million
Median annual EBITDA of portfolio companies	$34.2 million
Purchased at a weighted average price of par		97.32%
Gross annual portfolio yield based upon the purchase price(2)		11.39%
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
Results of Operations for the Three Months Ended June 30, 2024 and 2023
Our results of operations for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	2024	2023
Investment income	$61,357	$58,496
Operating expenses and income taxes	38,394	35,080
Net investment income after taxes	22,963	23,416
Net realized loss on investments and foreign currency	(20,277)	(18,928)
Net change in unrealized appreciation on investments	19,692	23,406
Net increase in net assets resulting from operations	$22,378	$27,894
Investment Income
For the three months ended June 30, 2024 and 2023, we generated investment income of $61,357 and $58,496, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 101 and 100 portfolio companies held during each respective period. The increase in total investment income was primarily driven by an increase in non-recurring dividends received during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,
	2024	2023
Management fees	$6,841	$6,546
Administrative services expense	1,246	910
Subordinated incentive fee on income	4,871	4,965
General and administrative	1,659	2,074
Interest expense	23,773	20,467
Income tax expense, including excise tax	4	118
Total operating expenses and income taxes	$38,394	$35,080

The increase in interest expense was primarily the result of (a) higher average borrowings under our financing arrangements during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and (b) higher SOFR rates during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
The composition of our general and administrative expenses for the three months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,
	2024	2023
Professional fees	$455	$645
Valuation expense	229	252
Director fees and expenses	177	179
Insurance expense	169	169
Printing and marketing expense	162	269
Accounting and administrative costs	160	158
Transfer agent expense	124	279
Dues and subscriptions	97	44
Other expenses	86	79
Total general and administrative expense	$1,659	$2,074
Net Investment Income After Taxes

Our net investment income after taxes totaled $22,963 and $23,416 for the three months ended June 30, 2024 and 2023, respectively. The decrease in net investment income was a result of an increase in our operating expenses (primarily interest expense) during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, which was mostly offset by an increase in our investment income during three months ended June 30, 2024.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled $(20,277) and $(18,928) for the three months ended June 30, 2024 and 2023, respectively. The increase was driven primarily by higher realized losses on the write-off of certain investments during the three months ended June 30, 2024 compared to realized losses recorded during the three months ended June 30, 2023 due to the restructure of certain investments.

Net Change in Unrealized Appreciation on Investments
The net change in unrealized appreciation on our investments totaled $19,692 and $23,406 for the three months ended June 30, 2024 and 2023, respectively. This decrease was driven primarily by the purchase of additional membership units of Longview Intermediate Holdings C, LLC at a weighted average purchase price below fair market value during the three months ended June 30, 2024, compared to higher unrealized appreciation recorded during the three months ended June 30, 2023 due to the realization of previously unrealized losses on the restructuring of certain investments.
Net Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2024 and 2023, we recorded a net increase in net assets resulting from operations of $22,378 and $27,894, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Six Months Ended June 30, 2024 and 2023

Our results of operations for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
Investment income	$134,911	$123,471
Operating expenses and income taxes	79,355	70,197
Net investment income after taxes	55,556	53,274
Net realized loss on investments and foreign currency	(30,013)	(23,453)
Net change in unrealized appreciation (depreciation) on investments	3,280	(32,972)
Net increase (decrease) in net assets resulting from operations	$28,823	$(3,151)
Investment Income
For the six months ended June 30, 2024 and 2023, we generated investment income of $134,911 and $123,471, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 103 and 104 portfolio companies held during each respective period. An increase in repayment activity during the six months ended June 30, 2024 led to the recognition of additional OID as compared to the six months ended June 30, 2023.
Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the six months ended June 30, 2024 and 2023 was as follows:

	Six Months Ended June 30,
	2024	2023
Management fees	$13,705	$13,222
Administrative services expense	2,338	1,747
Subordinated incentive fee on income	11,785	11,300
General and administrative	3,443	4,029
Interest expense	48,075	39,776
Income tax expense, including excise tax	9	123
Total operating expenses and income taxes	$79,355	$70,197

The increase in interest expense was primarily the result of (a) higher average borrowings under our financing arrangements during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 and (b) higher SOFR rates during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

The composition of our general and administrative expenses for the six months ended June 30, 2024 and 2023 was as follows:

	Six Months Ended June 30,
	2024	2023
Professional fees	$976	$1,171
Dues and subscriptions	532	473
Valuation expense	373	425
Director fees and expenses	348	348
Insurance expense	338	336
Accounting and administrative costs	322	324
Transfer agent expense	247	547
Printing and marketing expense	165	274
Other expenses	142	131
Total general and administrative expense	$3,443	$4,029

Net Investment Income After Taxes

Our net investment income after taxes totaled $55,556 and $53,274 for the six months ended June 30, 2024 and 2023, respectively. The increase in our net investment income was a result of an increase in our investment income during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, which was partially offset by an increase in our operating expenses during the three months ended June 30, 2024, which was driven primarily by increases in interest expense.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled $(30,013) and $(23,453) for the six months ended June 30, 2024 and 2023, respectively. This increase was driven primarily by realized losses on the restructure and write-off of certain investments during the six months ended June 30, 2024 compared to lower realized losses on the restructure of certain investments during the six months ended June 30, 2023.
Net Change in Unrealized Appreciation (Depreciation) on Investments
The net change in unrealized appreciation (depreciation) on our investments totaled $3,280 and $(32,972) for the six months ended June 30, 2024 and 2023, respectively. This increase was driven primarily by the purchase of additional membership units of Longview Intermediate Holdings C, LLC at a weighted average purchase price below fair market value during the six months ended June 30, 2024. This increase compares to the underperformance of certain investments during the six months ended June 30, 2023, which was partially offset by the realization of previously unrealized losses on the restructuring of certain investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the six months ended June 30, 2024 and 2023, we recorded a net increase (decrease) in net assets resulting from operations of $28,823 and $(3,151), respectively, as a result of our operating activity for the respective periods.
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

As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 1.80 and 1.81, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage and liquidity requirements.

On September 15, 2023, our shareholders authorized us to issue shares of our common stock at prices below the then current NAV per share in one or more offerings for a 12-month period following such shareholder approval. As of the date of this report, we are not engaged in discussions to, or have any intent to, issue any such shares.

As of June 30, 2024, we had cash of $9,798 and short term investments of $83,162 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of June 30, 2024, taken together with the undrawn debt available under our credit facilities, is expected to be sufficient for our investing and financing activities and to conduct our operations in the near term. As of June 30, 2024, we had $175 million available under our secured financing arrangements.

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

During the six months ended June 30, 2024, we repurchased an aggregate of 659,013 shares under the 10b5-1 trading plan for an aggregate purchase price of $7,341, or an average purchase price of $11.14 per share.
From July 1, 2024 to July 31, 2024, we repurchased an aggregate of 71,305 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $881, or an average purchase price of $12.35 per share. From the inception of the 10b5-1 trading plan in August 2022 through July 31, 2024, we repurchased an aggregate of 3,504,122 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $35,185, or an average purchase price of $10.04 per share.

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
The following table presents distributions per share that were declared during the year ended December 31, 2023 and the six months ended June 30, 2024:

	Distributions
Three Months Ended	Per Share	Amount
2023
March 31, 2023 (one record date)	$0.34	$18,687
June 30, 2023 (one record date)	0.34	18,614
September 30, 2023 (two record dates)	0.39	21,276
December 31, 2023 (three record dates)	0.54	29,290
Total distributions for the year ended December 31, 2023	$1.61	$87,867

2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
Total distributions for the six months ended June 30, 2024	$0.75	$40,239

On August 5, 2024, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the third quarter of 2024 payable on September 17, 2024 to shareholders of record as of September 3, 2024.

For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of June 30, 2024 and July 31, 2024, our aggregate outstanding borrowings under the JPM Credit Facility were $550,000 and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $125,000. For a detailed discussion of our JPM Credit Facility, refer to Note 8 and Note 14 to our consolidated financial statements included in this report.

UBS Facility
As of June 30, 2024 and July 31, 2024, our outstanding borrowings under the Amended UBS Facility were $100,000 and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $50,000. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
2026 Notes

As of June 30, 2024 and July 31, 2024, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2021 More Term Loan
As of June 30, 2024 and July 31, 2024, our outstanding borrowings under the 2021 More Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2021 More Term Loan. For a detailed discussion of our 2021 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2022 More Term Loan
As of June 30, 2024 and July 31, 2024, our outstanding borrowings under the 2022 More Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 More Term Loan. For a detailed discussion of our 2022 More Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
Series A Notes

As of June 30, 2024 and July 31, 2024, we had approximately $114,844 in aggregate principal amount of Series A Notes outstanding and there was no unfunded principal amount in connection with either the Series A Notes. For a detailed discussion of our Series A Notes, refer to Note 8 to our consolidated financial statements included in this report.

2027 Notes
As of June 30, 2024 and July 31, 2024, we had $100,000 in aggregate principal amount of 2027 Notes outstanding and there was no unfunded principal amount in connection with the 2027 Notes. For a detailed discussion of our 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.
Unfunded Commitments
As of June 30, 2024 and July 31, 2024, our unfunded commitments amounted to $77,502 and $69,278, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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
Contractual Obligations

On August 26, 2016, 34th Street entered into the JPM Credit Facility with JPM, as amended and restated on September 30, 2016, July 11, 2017, November 28, 2017, May 23, 2018, May 15, 2020, February 26, 2021, March 28, 2022, May 15, 2023, May 14, 2024, June 17, 2024 and July 15, 2024. See Note 8 and Note 14 to our consolidated financial statements for a more detailed description of the JPM Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2024, 81.1% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of June 30, 2024, under the terms of the JPM Second Amendment, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.05% per year, and a LIBOR to SOFR credit spread adjustment of 0.15%. As described in Note 14 of the consolidated financial statements included in this report, on July 15, 2024, 34th Street entered into a Fifth Amendment to the Third Amended JPM Credit Agreement with JPM. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month SOFR, plus a spread of 3.20% per year. Pursuant to the terms of the Deed of Trust, the Series A Notes bear interest at a floating rate equal to average overnight SOFR, plus a credit spread of 3.82% per year. The 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and are subject to a 2.00% SOFR floor. Pursuant to the terms of the 2022 More Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the JPM Second Amendment, the Amended UBS Facility, the Series A Notes, the 2027 Notes or the 2022 More Term Loan in effect as of June 30, 2024:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(14,663)	(14.5)%
Down 200 basis points	(10,059)	(10.0)%
Down 100 basis points	(5,087)	(5.0)%
Down 50 basis points	(2,544)	(2.5)%
No change to current base rate (5.40% as of June 30, 2024)	—	—
Up 50 basis points	2,544	2.5%
Up 100 basis points	5,088	5.0%
Up 200 basis points	10,177	10.1%
Up 300 basis points	15,265	15.1%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes and the 2021 More Term Loan), or the NAV of our common stock in the event of sudden changes in interest rates. Approximately 5.4% of our investments paid fixed interest rates as of June 30, 2024. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the NAV of our common stock.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2024.
The table below provides information concerning our repurchases of shares of our common stock in the open market during the three months ended June 30, 2024 pursuant to our share repurchase policy.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	168,002	$11.14	168,002	(1)
May 1 to May 31, 2024	27,449	11.67	27,449	(1)
June 1 to June 30, 2024	39,531	12.14	39,531	(1)
Total	234,982	$11.01	234,982	(1)
(1)A description of the shares of our common stock that may be repurchased is set forth in a discussion of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

The table below provides information concerning our purchases of shares of our common stock in the open market during the three months ended June 30, 2024 pursuant to our distribution reinvestment plan in order to satisfy the reinvestment portion of our distributions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	—	—	—	—
May 1 to May 31, 2024	—	—	—	—
June 1 to June 30, 2024	135,440	$12.44	135,440	(1)
Total	135,440	$12.44	135,440	(1)
(1) A description of the shares of our common stock that may be purchased is set forth in a discussion of the New DRP in Note 5 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Document
2.1
Purchase and Sale Agreement, dated as of September 30, 2016, by and between Park South Funding, LLC and Credit Suisse Alternative Capital, LLC (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2016 (File No. 814-00941)).

3.1
Third Articles of Amendment and Restatement of the Articles of Incorporation of CĪON Investment Corporation (Incorporated by reference to Exhibit (a)(1) to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form N-2 filed with the SEC on June 14, 2024 (File No. 333-278658)).

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

10.28
Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of May 14, 2024, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank Trust Company, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2024 (File No. 814-00941)).

10.29
Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of June 17, 2024, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank Trust Company, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2024 (File No. 814-00941)).

10.30
Fifth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of July 15, 2024, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank Trust Company, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2024 (File No. 814-00941)).

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
Date: August 7, 2024
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)