Form 10-Q
period 2024-09-30
CION Investment Corp
filed 2024-11-07
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	CION	The New York Stock Exchange
7.50% Notes due 2029	CICB	The New York Stock Exchange
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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 30, 2024 was 53,285,943.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,421,998 and $1,610,822, respectively)	$1,381,177	$1,570,676
Non-controlled, affiliated investments (amortized cost of $276,204 and $210,103, respectively)	273,152	206,301
Controlled investments (amortized cost of $152,042 and $154,705, respectively)	151,900	177,293
Total investments, at fair value (amortized cost of $1,850,244 and $1,975,630, respectively)	1,806,229	1,954,270
Cash	29,765	8,415
Interest and fees receivable on investments	49,446	36,724
Dividends receivable	76	—
Receivable due on investments sold and repaid	28,604	967
Prepaid expenses and other assets	1,501	1,348
Total assets	$1,915,621	$2,001,724

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $14,925 and $10,643, respectively)	$1,054,919	$1,081,701
Payable for investments purchased	—	4,692
Accounts payable and accrued expenses	1,316	1,036
Interest payable	7,201	10,231
Accrued management fees	6,854	6,893
Accrued subordinated incentive fee on income	4,586	4,615
Accrued administrative services expense	1,515	2,156
Shareholder distribution payable	—	10,837
Share repurchases payable	40	—
Total liabilities	1,076,431	1,122,161

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 53,363,245
and 54,184,636 shares issued and 53,359,886 and 54,184,636 shares outstanding, respectively	53	54
Capital in excess of par value	1,023,687	1,033,030
Accumulated distributable losses	(184,550)	(153,521)
Total shareholders' equity	839,190	879,563
Total liabilities and shareholders' equity	$1,915,621	$2,001,724
Net asset value per share of common stock at end of period	$15.73	$16.23
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$40,613	$51,032	$134,497	$140,917	$184,013
Paid-in-kind interest income	5,526	6,608	19,811	15,736	22,317
Fee income	900	2,447	6,111	4,744	7,871
Dividend income	345	82	5,484	82	210
Non-controlled, affiliated investments
Interest income	429	1,341	4,331	5,549	7,068
Paid-in-kind interest income	3,831	2,471	8,882	5,953	8,372
Fee income	2,894	35	3,598	2,432	2,432
Dividend income	89	13	129	3,946	3,946
Controlled investments
Interest income	2,991	1,413	9,386	5,304	8,090
Paid-in-kind interest income	—	1,048	—	1,048	1,050
Fee income	2,009	1,050	2,309	1,050	1,391
Dividend income	—	—	—	4,250	4,250
Total investment income	59,627	67,540	194,538	191,011	251,010
Operating expenses
Management fees	6,854	6,741	20,559	19,963	26,856
Administrative services expense	1,184	996	3,522	2,743	3,971
Subordinated incentive fee on income	4,586	6,362	16,371	17,662	22,277
General and administrative	1,855	1,931	5,298	5,960	7,382
Interest expense	23,551	21,757	71,626	61,533	85,556
Total operating expenses	38,030	37,787	117,376	107,861	146,042
Net investment income before taxes	21,597	29,753	77,162	83,150	104,968
Income tax benefit, including excise tax	(21)	(237)	(12)	(114)	(54)
Net investment income after taxes	21,618	29,990	77,174	83,264	105,022
Realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	3,938	(8,123)	(18,984)	(31,576)	(31,927)
Non-controlled, affiliated investments	—	—	(7,091)	—	—
Controlled investments	—	—	—	—	—
Net realized gains (losses)	3,938	(8,123)	(26,075)	(31,576)	(31,927)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(4,242)	26,298	(9,342)	8,608	15,658
Non-controlled, affiliated investments	(7,539)	559	9,417	(9,136)	(7,335)
Controlled investments	(14,154)	(1,251)	(22,730)	(6,838)	13,896
Net change in unrealized (depreciation) appreciation	(25,935)	25,606	(22,655)	(7,366)	22,219
Net realized and unrealized (losses) gains	(21,997)	17,483	(48,730)	(38,942)	(9,708)
Net (decrease) increase in net assets resulting from operations	$(379)	$47,473	$28,444	$44,322	$95,314
Per share information—basic and diluted
Net (decrease) increase in net assets per share resulting from operations	$(0.01)	$0.87	$0.53	$0.81	$1.74
Net investment income per share	$0.40	$0.55	$1.44	$1.52	$1.92
Weighted average shares of common stock outstanding	53,439,316	54,561,367	53,663,884	54,817,855	54,685,327
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Shareholders' Equity
(in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2022 (audited)	55,299,484	$55	$1,044,547	$(160,968)	$883,634
Repurchases of common stock	(338,029)	—	(3,592)	—	(3,592)
Net investment income	—	—	—	29,858	29,858
Net realized losses on investments	—	—	—	(4,525)	(4,525)
Net unrealized losses on investments	—	—	—	(56,378)	(56,378)
Dividends declared and payable ($0.34 per share)	—	—	—	(18,687)	(18,687)
Balance at March 31, 2023 (unaudited)	54,961,455	55	1,040,955	(210,700)	830,310
Repurchases of common stock	(328,628)	—	(3,226)	—	(3,226)
Net investment income	—	—	—	23,416	23,416
Net realized losses on investments	—	—	—	(18,928)	(18,928)
Net unrealized gains on investments	—	—	—	23,406	23,406
Dividends declared and payable ($0.34 per share)	—	—	—	(18,614)	(18,614)
Balance at June 30, 2023 (unaudited)	54,632,827	55	1,037,729	(201,420)	836,364
Repurchases of common stock	(168,023)	(1)	(1,800)	—	(1,801)
Net investment income	—	—	—	29,990	29,990
Net realized losses on investments	—	—	—	(8,123)	(8,123)
Net unrealized gains on investments	—	—	—	25,606	25,606
Dividends declared and payable ($0.39 per share)	—	—	—	(21,276)	(21,276)
Balance at September 30, 2023 (unaudited)	54,464,804	54	1,035,929	(175,223)	860,760
Repurchases of common stock	(280,168)	—	(2,899)	—	(2,899)
Net investment income	—	—	—	21,758	21,758
Net realized losses on investments	—	—	—	(351)	(351)
Net unrealized gains on investments	—	—	—	29,585	29,585
Dividends declared and payable ($0.54 per share)	—	—	—	(29,290)	(29,290)
Balance at December 31, 2023 (audited)	54,184,636	54	1,033,030	(153,521)	879,563
Repurchases of common stock	(424,031)	—	(4,670)	—	(4,670)
Net investment income	—	—	—	32,593	32,593
Net realized losses on investments	—	—	—	(9,736)	(9,736)
Net unrealized losses on investments	—	—	—	(16,412)	(16,412)
Dividends declared and payable ($0.34 per share)	—	—	—	(18,279)	(18,279)
Balance at March 31, 2024 (unaudited)	53,760,605	54	1,028,360	(165,355)	863,059
Repurchases of common stock	(234,982)	—	(2,671)	—	(2,671)
Net investment income	—	—	—	22,963	22,963
Net realized losses on investments	—	—	—	(20,277)	(20,277)
Net unrealized gains on investments	—	—	—	19,692	19,692
Dividends declared and payable ($0.41 per share)	—	—	—	(21,960)	(21,960)
Balance at June 30, 2024 (unaudited)	53,525,623	54	1,025,689	(164,937)	860,806
Repurchases of common stock	(165,737)	(1)	(2,002)	—	(2,003)
Net investment income	—	—	—	21,618	21,618
Net realized gains on investments	—	—	—	3,938	3,938
Net unrealized losses on investments	—	—	—	(25,935)	(25,935)
Dividends declared and payable ($0.36 per share)	—	—	—	(19,234)	(19,234)
Balance at September 30, 2024 (unaudited)	53,359,886	$53	$1,023,687	$(184,550)	$839,190
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net (decrease) increase in net assets resulting from operations	$(379)	$47,473	$28,444	$44,322	$95,314
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discount on investments	(1,864)	(3,899)	(15,162)	(10,842)	(13,506)
Proceeds from principal repayment of investments	129,225	94,454	396,753	204,725	287,480
Purchase of investments	(92,469)	(103,044)	(351,634)	(195,977)	(350,203)
Paid-in-kind interest and dividends capitalized	(9,795)	(10,125)	(29,504)	(22,736)	(31,739)
Decrease (increase) in short term investments, net	29,659	(16,164)	59,943	(106,065)	(102,577)
Proceeds from sale of investments	24,356	1,920	41,411	12,521	12,771
Net realized (gain) loss on investments	(3,938)	8,123	26,075	31,576	31,927
Net change in unrealized depreciation (appreciation) on investments	25,935	(25,606)	22,655	7,366	(22,219)
Amortization of debt issuance costs	1,325	975	3,834	2,871	4,073
(Increase) decrease in interest receivable on investments	(9,818)	(9,253)	(15,218)	(19,267)	(16,372)
(Increase) decrease in dividends receivable on investments	53	(82)	(76)	1,193	1,275
(Increase) decrease in receivable due on investments sold and repaid	(25,973)	(1,649)	(27,637)	(1,630)	49
(Increase) decrease in prepaid expenses and other assets	(559)	(944)	(153)	(727)	(523)
Increase (decrease) in payable for investments purchased	(11,789)	9,663	(4,692)	9,663	4,692
Increase (decrease) in accounts payable and accrued expenses	285	166	280	498	24
Increase (decrease) in interest payable	(2,413)	(945)	(3,030)	(582)	2,411
Increase (decrease) in accrued management fees	13	195	(39)	(183)	(31)
Increase (decrease) in accrued administrative services expense	387	490	(641)	(639)	453
Increase (decrease) in subordinated incentive fee on income payable	(285)	1,395	(29)	1,297	(450)
Increase (decrease) in share repurchase payable	40	—	40	67	—
Net cash provided by (used in) operating activities	51,996	(6,857)	131,620	(42,549)	(97,151)
Financing activities:
Repurchase of common stock	(2,003)	(1,801)	(9,344)	(8,619)	(11,518)
Shareholders' distributions paid	(21,910)	(18,552)	(70,310)	(70,784)	(91,961)
Repayments under financing arrangements	(130,000)	—	(152,500)	(52,500)	(102,500)
Borrowings under financing arrangements	130,000	22,500	130,000	103,212	237,344
Debt issuance costs paid	(8,116)	—	(8,116)	(4,694)	(8,538)
Net cash (used in) provided by financing activities	(32,029)	2,147	(110,270)	(33,385)	22,827
Net increase (decrease) in cash	19,967	(4,710)	21,350	(75,934)	(74,324)
Cash, beginning of period	9,798	11,515	8,415	82,739	82,739
Cash, end of period	$29,765	$6,805	$29,765	$6,805	$8,415

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,736	$21,720	$70,872	$59,218	$79,032
Supplemental non-cash operating activities:
Restructuring of portfolio investment	$48,116	$25,701	$89,058	$105,060	$118,256
Cash interest receivable exchanged for additional securities	$1,340	$2,396	$2,971	$4,661	$4,661
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 178.1%
Adapt Laser Acquisition, Inc.(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Capital Equipment	$10,585	$10,585	$10,915
Adapt Laser Acquisition, Inc.(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Capital Equipment	2,104	2,104	2,093
AHF Parent Holding, Inc.(n)(x)	S+625, 0.75% SOFR Floor	2/1/2028	Construction & Building	7,486	7,408	7,467
Allen Media, LLC(n)(x)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,704	8,663	7,572
ALM Global, LLC(m)(n)(x)	S+550, 1.00% SOFR Floor	2/21/2029	Media: Advertising, Printing & Publishing	29,577	29,576	29,613
ALM Global, LLC(x)	S+550, 1.00% SOFR Floor	2/21/2029	Media: Advertising, Printing & Publishing	540	540	541
ALM Global, LLC	5.50% Unfunded	2/21/2029	Media: Advertising, Printing & Publishing	230	—	—
ALM Global, LLC	0.50% Unfunded	2/21/2029	Media: Advertising, Printing & Publishing	1,930	—	2
American Clinical Solutions LLC(r)(t)(x)	S+700, 1.00% SOFR Floor	6/30/2025	Healthcare & Pharmaceuticals	11,732	11,732	11,204
American Clinical Solutions LLC(p)(r)	0.00% Unfunded	6/30/2025	Healthcare & Pharmaceuticals	6,450	—	(290)
American Family Care, LLC(m)(x)	S+600, 1.00% SOFR Floor	2/28/2029	Healthcare & Pharmaceuticals	13,364	13,364	13,364
American Family Care, LLC	1.00% Unfunded	2/28/2026	Healthcare & Pharmaceuticals	4,545	—	—
American Family Care, LLC	0.50% Unfunded	2/28/2029	Healthcare & Pharmaceuticals	1,818	—	—
American Health Staffing Group, Inc.(m)	Prime+500	11/19/2026	Services: Business	15,405	15,334	15,405
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	3,333	(14)	—
American Teleconferencing Services, Ltd.(q)	Prime+550	4/7/2023	Telecommunications	3,116	—	—
American Teleconferencing Services, Ltd.(p)	0.00% Unfunded	4/7/2023	Telecommunications	235	—	—
Ancile Solutions, Inc.(m)(x)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	10,892	10,750	11,165
Anthem Sports & Entertainment Inc.(m)(t)(x)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	43,891	43,790	40,161
Anthem Sports & Entertainment Inc.(t)(x)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	3,538	3,538	3,237
Anthem Sports & Entertainment Inc.	0.50% Unfunded	11/15/2026	Media: Diversified & Production	167	—	(14)
Appalachian Resource Company, LLC(w)(z)	S+500, 1.00% SOFR Floor	9/30/2024	Metals & Mining	11,137	11,137	10,065
Appalachian Resource Company, LLC(w)(z)	S+1000, 1.00% SOFR Floor	9/15/2024	Metals & Mining	5,000	5,000	4,750
APS Acquisition Holdings, LLC(m)(x)	S+575, 1.00% SOFR Floor	7/11/2029	Construction & Building	14,701	14,701	14,701
APS Acquisition Holdings, LLC	1.00% Unfunded	7/11/2026	Construction & Building	5,199	—	—
APS Acquisition Holdings, LLC	0.50% Unfunded	7/11/2029	Construction & Building	2,600	—	—
Atlas Supply LLC	13.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	4,656
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(x)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	8,452	8,452	8,410
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(x)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	2,888	2,888	2,693
Avison Young (Canada) Inc./Avison Young (USA) Inc.(n)(x)	S+625, 2.00% SOFR Floor	3/12/2028	Banking, Finance, Insurance & Real Estate	7,481	7,341	7,444
BDS Solutions Intermediateco, LLC(m)(x)	S+700, 2.00% SOFR Floor	2/7/2027	Services: Business	19,739	19,539	19,369
BDS Solutions Intermediateco, LLC(x)	S+700, 2.00% SOFR Floor	2/7/2027	Services: Business	2,333	2,267	2,290
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	524	(10)	(10)
Berlitz Holdings, Inc.(w)	S+900, 1.00% SOFR Floor	5/31/2025	Services: Business	13,800	13,641	13,288
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Bradshaw International Parent Corp.(m)(w)	S+575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,794	12,602	12,794
Bradshaw International Parent Corp.(w)	S+575, 1.00% SOFR Floor	10/21/2026	Consumer Goods: Durable	615	596	615
Bradshaw International Parent Corp.	1.00% Unfunded	10/21/2026	Consumer Goods: Durable	1,230	—	—
Cabi, LLC(j)(m)(w)	S+600, 2.00% SOFR Floor	2/28/2027	Retail	14,366	14,244	14,258
Carestream Health, Inc.(n)(r)(x)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	11,260	10,397	11,260
Celerity Acquisition Holdings, LLC(m)(t)(x)	S+850, 1.00% SOFR Floor	5/28/2026	Services: Business	16,608	16,592	16,608
Cennox, Inc.(m)(n)(x)	S+550, 1.00% SOFR Floor	5/4/2029	Services: Business	38,484	38,120	38,484
Cennox, Inc.	0.50% Unfunded	5/4/2029	Services: Business	2,987	—	—
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	37,885	37,885	37,885
Community Tree Service, LLC(m)(t)(x)	S+975, 1.00% SOFR Floor	6/17/2027	Construction & Building	11,634	11,634	11,634
Core Health & Fitness, LLC(m)(w)	S+800, 3.00% SOFR Floor	6/17/2029	Consumer Goods: Durable	19,950	19,661	19,750
Country Fresh Holdings, LLC(q)	Prime+600	4/30/2024	Beverage, Food & Tobacco	844	—	—
Country Fresh Holdings, LLC(q)	Prime+600	4/30/2024	Beverage, Food & Tobacco	342	—	—
Critical Nurse Staffing, LLC(m)(x)	S+650, 1.00% SOFR Floor	11/1/2026	Healthcare & Pharmaceuticals	12,699	12,699	12,699
Critical Nurse Staffing, LLC	0.50% Unfunded	11/1/2026	Healthcare & Pharmaceuticals	1,000	—	—
David's Bridal, LLC(s)(x)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	11,084	11,084	10,751
David's Bridal, LLC(m)(s)(x)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	47,050	47,050	45,341
Deluxe Entertainment Services, Inc.(q)(r)(t)	Prime+550	3/25/2024	Media: Diversified & Production	2,621	—	—
Dermcare Management, LLC(m)(w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,191	9,063	9,191
Dermcare Management, LLC(m)(w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	4,176	4,115	4,176
Dermcare Management, LLC (w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	716	716	716
Dermcare Management, LLC	0.50% Unfunded	4/22/2028	Healthcare & Pharmaceuticals	627	—	—
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(w)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,813	2,777	2,373
Entertainment Studios P&A LLC(m)(x)	S+800, 1.00% SOFR Floor	9/28/2027	Media: Diversified & Production	28,783	28,717	28,783
Entertainment Studios P&A LLC(j)	5.00%	5/18/2037	Media: Diversified & Production	—	—	84
ESP Associates, Inc.(m)(w)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	8,619	8,479	8,619
ESP Associates, Inc.(w)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	197	197	197
ESP Associates, Inc.	0.50% Unfunded	7/24/2028	Construction & Building	1,118	(26)	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Flatworld Intermediate Corp.(n)(x)	S+700, 1.00% SOFR Floor	10/3/2027	Services: Business	23,020	23,020	23,020
Flatworld Intermediate Corp.	0.50% Unfunded	10/3/2027	Services: Business	5,865	—	—
FuseFX, LLC(m)(t)(x)	S+600, 1.00% SOFR Floor	9/30/2026	Media: Diversified & Production	20,396	20,363	19,713
Future Pak, LLC(m)(w)	S+900, 4.00% SOFR Floor	9/22/2026	Healthcare & Pharmaceuticals	15,240	15,240	15,240
Gold Medal Holdings, Inc.(m)(x)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	27,413	27,205	27,413
Gold Medal Holdings, Inc.	1.00% Unfunded	3/17/2027	Environmental Industries	2,498	(22)	—
GSC Technologies Inc.(r)(w)	S+500, 1.00% SOFR Floor	9/30/2025	Chemicals, Plastics & Rubber	2,080	2,052	2,080
GSC Technologies Inc.(r)(t)(w)	S+500, 1.00% SOFR Floor	9/30/2025	Chemicals, Plastics & Rubber	1,090	1,076	1,089
H.W. Lochner, Inc.(m)(x)	S+675, 1.00% SOFR Floor	7/2/2027	Construction & Building	10,242	10,034	10,242
H.W. Lochner, Inc.(m)(x)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	8,693	8,650	8,693
H.W. Lochner, Inc.(m)(x)	S+675, 1.00% SOFR Floor	7/2/2027	Construction & Building	2,523	2,463	2,523
H.W. Lochner, Inc.(x)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	2,000	1,950	2,000
HEC Purchaser Corp.(n)(x)	S+550, 1.00% SOFR Floor	6/17/2029	Healthcare & Pharmaceuticals	11,170	11,009	11,114
HEC Purchaser Corp.(w)	S+550, 1.00% SOFR Floor	6/17/2029	Healthcare & Pharmaceuticals	807	789	803
HEC Purchaser Corp.	0.50% Unfunded	6/17/2029	Healthcare & Pharmaceuticals	495	—	(2)
Heritage Power, LLC(t)(x)	S+700, 1.00% SOFR Floor	7/20/2028	Energy: Oil & Gas	1,176	1,176	1,167
Hilliard, Martinez & Gonzales, LLP(t)(w)	S+1200, 2.00% SOFR Floor	11/16/2024	Services: Consumer	26,698	26,698	26,198
Hollander Intermediate LLC(m)(w)	S+875, 3.00% SOFR Floor	9/19/2026	Consumer Goods: Durable	16,869	16,592	14,844
Homer City Generation, L.P.(q)(t)	15.00%	4/16/2025	Energy: Oil & Gas	14,700	12,024	11,025
Homer City Generation, L.P.(p)	0.00% Unfunded	4/16/2025	Energy: Oil & Gas	3,000	—	—
Hudson Hospital Opco, LLC(w)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	2,186	2,176	2,098
HUMC Holdco, LLC(w)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	7,780	7,780	7,391
HW Acquisition, LLC(m)(r)(t)(x)	S+600, 1.00% SOFR Floor	9/28/2026	Capital Equipment	4,989	4,967	4,684
HW Acquisition, LLC(r)	Prime+500	9/28/2026	Capital Equipment	2,933	2,922	2,754
ICA Foam Holdings, LLC(m)(x)	S+600, 1.00% SOFR Floor	11/5/2025	Containers, Packaging & Glass	18,926	18,780	18,926
IJKG Opco LLC(w)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	1,457	1,443	1,399
Inotiv, Inc.(m)(t)(x)	S+675, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	16,370	16,221	15,006
Instant Web, LLC(r)(t)(w)	S+700, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	49,443	49,443	35,846
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Instant Web, LLC(r)(t)(w)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	2,960	2,960	2,901
Instant Web, LLC(r)(t)	Prime+375, 4.00% Prime Floor	2/25/2027	Media: Advertising, Printing & Publishing	546	546	561
Instant Web, LLC(r)(w)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	1,515	1,515	1,490
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	1,731	—	(28)
Instant Web, LLC(r)	0.00% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	216	—	(4)
Invincible Boat Company LLC(m)(x)	S+650, 1.50% SOFR Floor	8/28/2025	Consumer Goods: Durable	13,475	13,440	13,475
Invincible Boat Company LLC(x)	S+650, 1.50% SOFR Floor	8/28/2025	Consumer Goods: Durable	798	798	798
INW Manufacturing, LLC(n)(x)	S+575, 0.75% SOFR Floor	3/25/2027	Services: Business	17,000	16,741	16,129
Ironhorse Purchaser, LLC(n)(w)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	7,000	6,950	7,000
Ironhorse Purchaser, LLC(w)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	2,005	1,992	2,005
Ironhorse Purchaser, LLC(w)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	327	322	327
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	490	—	—
Isagenix International, LLC(r)(t)(x)	S+650, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	9,173	9,173	9,036
Jenny C Acquisition, Inc.(q)(x)	S+900, 1.75% SOFR Floor	10/1/2024	Services: Consumer	534	534	131
JP Intermediate B, LLC(m)(x)	S+550, 1.00% SOFR Floor	11/20/2027	Beverage, Food & Tobacco	36,732	19,706	29,340
K&N Parent, Inc.(m)(t)(w)	S+825, 1.00% SOFR Floor	8/16/2027	Consumer Goods: Durable	5,652	5,652	5,391
K&N Parent, Inc.(m)(w)	S+800, 1.00% SOFR Floor	2/16/2027	Consumer Goods: Durable	4,209	4,107	4,352
KeyImpact Holdings, Inc.(m)(x)	S+650, 1.00% SOFR Floor	1/31/2029	Beverage, Food & Tobacco	20,175	20,175	20,352
Klein Hersh, LLC(i)(w)	S+850, 0.50% SOFR Floor	4/27/2028	Services: Business	23,292	20,422	20,177
KNB Holdings Corp.(m)(q)(v)	L+550, 1.00% LIBOR Floor	4/26/2024	Consumer Goods: Durable	7,634	—	—
LAV Gear Holdings, Inc.(m)(n)(x)	S+628, 1.00% SOFR Floor	10/31/2025	Services: Business	27,391	27,358	27,391
LAV Gear Holdings, Inc.(m)(n)(x)	S+628, 1.00% SOFR Floor	10/31/2025	Services: Business	4,494	4,491	4,494
LGC US Finco, LLC(m)(w)	S+650, 1.00% SOFR Floor	12/20/2025	Capital Equipment	11,042	10,930	11,042
LGC US Finco, LLC(m)(w)	S+650, 1.00% SOFR Floor	12/20/2025	Capital Equipment	1,990	1,960	1,990
Lift Brands, Inc.(m)(n)(r)(w)	S+750, 1.00% SOFR Floor	6/29/2025	Services: Consumer	22,873	22,873	22,873
Lift Brands, Inc.(n)(r)(t)	9.50%	6/29/2025	Services: Consumer	6,504	6,481	6,374
Lift Brands, Inc.(n)(r)(t)	9.50%	6/29/2025	Services: Consumer	7,433	7,302	7,092
Lux Credit Consultants LLC(m)(x)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	17,585	17,585	17,585
Lux Credit Consultants LLC(x)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	1,892	1,892	1,892
Lux Credit Consultants LLC(x)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	302	302	302
Lux Credit Consultants LLC	2.25% Unfunded	4/29/2025	Automotive	4,612	—	—
Lux Credit Consultants LLC	1.00% Unfunded	4/29/2028	Automotive	560	—	—
MacNeill Pride Group Corp.(m)(x)	S+700, 1.00% SOFR Floor	4/22/2026	Services: Consumer	16,647	16,611	16,563
MacNeill Pride Group Corp.(m)(x)	S+700, 1.00% SOFR Floor	4/22/2026	Services: Consumer	6,143	6,120	6,112
Manus Bio Inc.	13.00%	8/20/2026	Healthcare & Pharmaceuticals	8,056	8,028	8,056
Medplast Holdings, Inc.(m)(u)	L+375, 0.00% LIBOR Floor	7/2/2025	Healthcare & Pharmaceuticals	4,921	4,838	4,934
Mimeo.com, Inc.(m)(x)	S+750, 1.00% SOFR Floor	12/21/2024	Media: Advertising, Printing & Publishing	21,097	21,097	21,097
Mimeo.com, Inc.(x)	S+750, 1.00% SOFR Floor	12/21/2024	Media: Advertising, Printing & Publishing	4,256	4,256	4,256
Mimeo.com, Inc.	1.00% Unfunded	12/21/2024	Media: Advertising, Printing & Publishing	1,000	—	—
Moss Holding Company(m)(n)(x)	S+575, 1.00% SOFR Floor	10/17/2026	Services: Business	21,953	21,588	21,953
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Moss Holding Company	5.75% Unfunded	10/17/2026	Services: Business	106	—	—
Moss Holding Company	0.50% Unfunded	10/17/2026	Services: Business	2,126	—	—
NewsCycle Solutions, Inc.(n)(q)(x)	S+700, 1.00% SOFR Floor	2/27/2024	Media: Advertising, Printing & Publishing	12,286	12,282	10,090
Nova Compression, LLC(m)(t)(w)	S+1050, 2.00% SOFR Floor	10/13/2027	Energy: Oil & Gas	27,970	27,970	27,970
Nova Compression, LLC(t)(w)	S+1050, 2.00% SOFR Floor	10/13/2027	Energy: Oil & Gas	1,326	1,326	1,326
Nova Compression, LLC	1.00% Unfunded	10/13/2024	Energy: Oil & Gas	1,957	—	—
NTM Acquisition Corp.(m)(x)	S+675, 1.00% SOFR Floor	6/18/2026	Hotel, Gaming & Leisure	24,813	24,812	24,812
OpCo Borrower, LLC(m)(x)	S+600, 1.00% SOFR Floor	4/26/2029	Healthcare & Pharmaceuticals	29,625	29,503	29,625
Optio Rx, LLC(n)(v)(z)	L+1200, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	2,480	2,480	2,480
Optio Rx, LLC(v)(z)	L+900, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	1,508	1,508	1,508
Optio Rx, LLC(m)(n)(v)(z)	L+900, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	9,267	9,267	9,267
Optio Rx, LLC(w)	S+525, 5.00% SOFR Floor	10/10/2024	Healthcare & Pharmaceuticals	1,505	1,505	1,505
Playboy Enterprises, Inc.(h)(t)(w)	S+425, 0.50% SOFR Floor	5/25/2027	Consumer Goods: Non-Durable	20,240	19,983	19,430
PRA Acquisition, LLC(n)(x)	S+650, 1.00% SOFR Floor	5/12/2028	Hotel, Gaming & Leisure	18,752	18,752	18,611
RA Outdoors, LLC(m)(t)(x)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	11,317	11,317	10,426
RA Outdoors, LLC(x)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	1,082	1,031	997
Riddell, Inc. / All American Sports Corp.(m)(w)	S+600, 1.00% SOFR Floor	3/29/2029	Consumer Goods: Durable	16,159	15,864	15,917
Riddell, Inc. / All American Sports Corp.	1.00% Unfunded	9/29/2026	Consumer Goods: Durable	1,636	—	(25)
Robert C. Hilliard, L.L.P.(m)(t)(w)	S+1200, 2.00% SOFR Floor	11/16/2024	Services: Consumer	2,215	2,215	2,174
Rogers Mechanical Contractors, LLC(m)(y)	S+625, 1.00% SOFR Floor	9/9/2028	Construction & Building	15,863	15,833	15,942
Rogers Mechanical Contractors, LLC(y)	S+625, 1.00% SOFR Floor	9/9/2028	Construction & Building	1,251	1,221	1,257
Rogers Mechanical Contractors, LLC	1.00% Unfunded	3/28/2026	Construction & Building	2,953	—	15
Rogers Mechanical Contractors, LLC	0.75% Unfunded	9/9/2028	Construction & Building	2,885	(6)	—
RumbleOn, Inc.(m)(t)(x)	S+875, 1.00% SOFR Floor	8/31/2026	Automotive	8,662	8,359	8,446
RumbleOn, Inc.(m)(t)(x)	S+875, 1.00% SOFR Floor	8/31/2026	Automotive	2,614	2,602	2,549
Securus Technologies Holdings, Inc.(m)(t)(x)	S+509, 1.00% SOFR Floor	11/1/2024	Telecommunications	3,958	3,933	3,765
Securus Technologies Holdings, Inc.(x)	S+750, 1.00% SOFR Floor	7/31/2025	Telecommunications	74	74	75
Sequoia Healthcare Management, LLC(z)	12.75%	11/4/2023	Healthcare & Pharmaceuticals	8,525	8,525	4,476
Sleep Opco, LLC(m)(x)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	13,530	13,416	13,530
Sleep Opco, LLC(m)(x)	S+700, 1.00% SOFR Floor	10/12/2026	Retail	394	382	398
Sleep Opco, LLC	0.50% Unfunded	10/12/2026	Retail	1,750	(14)	—
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	17,298	17,262	9,341
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	1,537	1,537	784
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	988	901	504
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	938	938	479
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	783	714	427
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	715	715	722
STATinMED, LLC(q)(r)(t)(w)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	11,971	11,659	5,028
STATinMED, LLC(r)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	1,004	1,004	945
STATinMED, LLC(r)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	224	224	273
Stengel Hill Architecture, LLC(n)(x)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	14,888	14,887	14,887
Stengel Hill Architecture, LLC(w)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	750	750	750
Stengel Hill Architecture, LLC(n)(x)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	1,530	1,530	1,530
Stengel Hill Architecture, LLC	0.38% Unfunded	8/16/2028	Construction & Building	1,500	—	—
Tactical Air Support, Inc.(m)(x)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	12,000	12,000	12,000
Tactical Air Support, Inc.(w)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	2,000	1,951	2,000
The Men's Wearhouse, LLC(x)	S+650, 0.00% SOFR Floor	2/26/2029	Retail	2,558	2,546	2,553
Thrill Holdings LLC(m)(x)	S+650, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	19,132	19,132	19,045
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	17
TMK Hawk Parent, Corp.(t)(w)	S+525, 1.00% SOFR Floor	6/30/2029	Services: Business	7,093	7,093	6,880
Trademark Global, LLC(m)(r)(t)(w)	S+850, 1.00% SOFR Floor	6/30/2027	Consumer Goods: Non-Durable	17,603	17,559	14,038
Trammell, P.C.(t)(w)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	14,998	14,998	14,998
Williams Industrial Services Group, Inc.(q)(t)(x)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,525	1,426	641
Williams Industrial Services Group, Inc.(q)(t)(x)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	325	304	136
Wok Holdings Inc.(m)(x)	S+625, 0.00% SOFR Floor	3/1/2026	Beverage, Food & Tobacco	24,713	24,352	24,142
WorkGenius, Inc.(m)(x)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	14,746	14,746	14,746
WorkGenius, Inc.(x)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	750	741	750
WorkGenius, Inc.(m)(x)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	7,483	7,483	7,482
Xenon Arc, Inc.(m)(x)	S+525, 0.75% SOFR Floor	12/20/2028	High Tech Industries	3,846	3,820	3,846
Total Senior Secured First Lien Debt					1,541,136	1,494,524
Senior Secured Second Lien Debt - 0.5%
RA Outdoors, LLC(m)(t)(x)	S+900, 1.00% SOFR Floor	10/8/2026	Media: Diversified & Production	1,934	1,934	1,175
Securus Technologies Holdings, Inc.(t)(v)	S+931, 1.00% SOFR Floor	11/1/2025	Telecommunications	3,188	3,182	2,698
Total Senior Secured Second Lien Debt					5,116	3,873
Collateralized Securities and Structured Products - Equity - 0.1%
APIDOS CLO XVI Subordinated Notes(g)(h)	0.00% Estimated Yield	1/19/2025	Diversified Financials	9,000	—	—
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)	19.30% Estimated Yield	10/15/2030	Diversified Financials	4,000	1,003	685
Total Collateralized Securities and Structured Products - Equity					1,003	685
Unsecured Debt - 1.4%
Klein Hersh, LLC(m)(p)	0.00%	4/27/2032	Services: Business	4,368	988	950
Lucky Bucks Holdings LLC(q)(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	25,846	22,860	5,298
SRA Holdings, LLC(m)(r)(x)	S+600, 1.00% SOFR Floor	3/24/2025	Banking, Finance, Insurance & Real Estate	4,159	4,159	4,159
TMK Hawk Parent, Corp.(t)	11.00%	12/15/2031	Services: Business	1,494	1,494	1,354
Total Unsecured Debt					29,501	11,761
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2024
(in thousands)

Portfolio Company(a)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Equity - 28.8%
ACS Holdings LLC, Class A-1 Membership Units(r)		Healthcare & Pharmaceuticals	23,265,901 Units	—	—
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(r)		Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(p)		Energy: Oil & Gas	511,255 Units	1,642	626
Avison Young (Canada) Inc., Class A Preferred Shares (12.5% Return)		Banking, Finance, Insurance & Real Estate	8,800,606 Units	9,430	7,613
Avison Young (Canada) Inc., Class F Common Shares(p)		Banking, Finance, Insurance & Real Estate	6,575 Units	3,183	5,017
Carestream Health Holdings, Inc., Common Stock(p)(r)		Healthcare & Pharmaceuticals	614,368 Units	21,759	21,589
CF Arch Holdings LLC, Class A Units(p)		Services: Business	380,952 Units	381	636
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(p)(s)		Diversified Financials	22,072,841 Units	22,073	18,851
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(p)(s)		Diversified Financials	NA	—	—
CTS Ultimate Holdings, LLC, Class A Preferred Units		Construction & Building	849,201 Units	237	238
David's Bridal Holdings, LLC, Preferred Units(p)(s)		Retail	1,000 Units	10,820	10,362
David's Bridal Holdings, LLC, Common Units(p)(s)		Retail	900,000 Units	23,130	28,710
EBSC Holdings LLC, Preferred Units (10% Return)		Consumer Goods: Durable	2,000 Units	2,075	2,323
FWS Parent Holdings, LLC, Class A Membership Interests(p)		Services: Business	35,242 Units	800	568
GSC Technologies Inc., Common Shares(p)(r)		Chemicals, Plastics & Rubber	807,268 Units	—	242
Heritage Litigation Trust, Restricted Stock(p)		Energy: Oil & Gas	238,375 Units	119	117
Instant Web Holdings, LLC, Class A Common Units(p)(r)		Media: Advertising, Printing & Publishing	10,819 Units	—	—
IPP Buyer Holdings, LLC, Class A Units(p)(r)		Retail	8,888,354 Units	10,740	11,822
Isagenix Worldwide, Inc., Common Shares(p)(r)		Beverage, Food & Tobacco	601,941 Units	8,987	6,450
K&N Holdco, LLC, Membership Units(p)		Consumer Goods: Durable	743,846 Units	8,927	5,309
Language Education Holdings GP LLC, Common Units(p)		Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(p)		Services: Business	366,667 Units	825	2,145
LB NewHoldco LLC, Voting Units(p)		Hotel, Gaming & Leisure	123,568 Units	4,200	1,478
Longview Intermediate Holdings C, LLC, Membership Units(p)(r)		Energy: Oil & Gas	1,491,731 Units	12,835	49,272
Mount Logan Capital Inc., Common Stock(f)(h)(r)		Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	1,511
New Giving Acquisition, Inc., Common Stock		Healthcare & Pharmaceuticals	4,630 Units	633	2,251
New HW Holdings Corp., Preferred Stock(p)(r)		Capital Equipment	14 Units	9,899	5,614
New HW Holdings Corp., Common Stock(p)(r)		Capital Equipment	119 Units	—	—
NS NWN Acquisition, LLC, Class A Preferred Units		High Tech Industries	111 Units	—	588
NS NWN Acquisition, LLC, Common Equity(p)		High Tech Industries	346 Units	—	—
NS NWN Holdco LLC, Non-Voting Units(p)		High Tech Industries	522 Units	—	178
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)		Consumer Goods: Durable	1,575 Units	1,000	970
Palmetto Clean Technology, Inc., Warrants(p)	12/12/2029	High Tech Industries	724,112 Units	472	2,752
RumbleOn, Inc., Warrants(p)	8/14/2028	Automotive	60,606 Units	378	160
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2024
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Service Compression Holdings, LLC, Junior Preferred Units(p)		Energy: Oil & Gas	389,001 Units	1,326	1,233
Service Compression Holdings, LLC, Warrants(p)		Energy: Oil & Gas	730,586 Units	1,426	1,768
Snap Fitness Holdings, Inc., Class A Common Stock(p)(r)		Services: Consumer	9,858 Units	3,078	4,618
Snap Fitness Holdings, Inc., Warrants(p)(r)		Services: Consumer	3,996 Units	1,247	1,872
SRA Parent, LLC, Preferred Units (12% Return)(r)		Banking, Finance, Insurance & Real Estate	9,166,827 Units	9,167	9,258
SRA Parent, LLC, Common Units(p)(r)		Banking, Finance, Insurance & Real Estate	147,827 Units	17,539	17,539
STATinMed Parent, LLC, Class A Preferred Units(p)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	—
STATinMed Parent, LLC, Class B Preferred Units(p)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
TG Parent NewCo LLC, Common Units(p)(r)		Consumer Goods: Non-Durable	9 Units	—	—
TMK Hawk Parent, Corp., Common Shares(p)		Services: Business	643,588 Units	8,579	5,471
TMK Hawk Parent, Corp., Warrants(p)		Services: Business	36,734 Units	—	138
URS Topco, LLC, Common Equity(p)		Transportation: Cargo	430,540 Units	9,669	11,533
WorkGenius, LLC, Class A Units(p)		Services: Business	500 Units	500	719
Yak Holding II, LLC, Series A Common Units(p)		Construction & Building	127,419 Units	—	342
Total Equity				219,985	241,883
Short Term Investments - 6.4%(k)
First American Treasury Obligations Fund, Class Z Shares	4.75%(l)			53,503	53,503
Total Short Term Investments				53,503	53,503
TOTAL INVESTMENTS - 215.2%				$1,850,244	1,806,229
LIABILITIES IN EXCESS OF OTHER ASSETS - (115.2)%					(967,039)
NET ASSETS - 100.0%					$839,190
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual Secured Overnight Financing Rate, or SOFR, rate for each loan listed may not be the applicable SOFR rate as of September 30, 2024, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to September 30, 2024. The actual London Interbank Offered Rate, or LIBOR, rate for each loan listed may not be the applicable LIBOR rate as of September 30, 2024, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to September 30, 2024.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of September 30, 2024, 95.8% of the Company’s total assets represented qualifying assets.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2024
(in thousands)
i.Due to an annual cap in interest in the loan agreement, the applicable rate on this loan as of September 30, 2024 was 3.79%.
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of September 30, 2024.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of September 30, 2024 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of September 30, 2024 (see Note 8).
o.Investment is held through CIC Holdco, LLC, a wholly-owned taxable subsidiary of the Company.
p.Non-income producing security.
q.Investment or a portion thereof was on non-accrual status as of September 30, 2024.
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2023 and September 30, 2024, along with transactions during the nine months ended September 30, 2024 in these affiliated investments, were as follows:

		Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2024
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2023	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2024	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Afore Insurance Services, LLC
First Lien Term Loan	$4,583	$—	$(4,583)	$—	$—	$—	$363	$—	$—
American Clinical Solutions LLC
First Lien Term Loan	—	11,299	—	(385)	10,914	—	133	—	—
Class A-1 Membership Interests	—	—	—	—	—	—	—	—	—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	—	—
Carestream Health, Inc.
First Lien Term Loan	11,423	161	(221)	(103)	11,260	—	1,281	—	—
Carestream Health Holdings Inc.
Common Shares	21,386	—	—	203	21,589	—	—	—	—
DESG Holdings, Inc.
First Lien Term Loan	85	—	(2,542)	2,457	—	(2,542)	93	—	—
GSC Technologies Inc.
First Lien Term Loan A	1,983	19	(18)	96	2,080	—	186	—	—
First Lien Term Loan B	942	91	—	56	1,089	—	93	—	—
Common Shares	1,251	—	—	(1,009)	242	—	—	—	—
HW Acquisition, LLC
Revolving Loan	—	2,449	—	305	2,754	—	214	—	—
First Lien Term Loan	—	16,407	(14,448)	2,725	4,684	(4,549)	822	—	—
Instant Web, LLC
Revolving Loan	2,832	3,188	(3,136)	13	2,897	—	265	—	—
Priming Term Loan	513	49	—	(1)	561	—	49	—	—
First Lien Term Loan	28,555	4,475	—	2,816	35,846	—	4,445	—	—
First Lien Delayed Draw Term Loan	1,013	433	—	16	1,462	—	137	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—	—
IPP Buyer Holdings, LLC
Class A Units	11,910	—	—	(88)	11,822	—	—	—	—
Isagenix International, LLC
First Lien Term Loan	8,518	591	—	(73)	9,036	—	800	—	—
Isagenix Worldwide, Inc.
Common Shares	8,404	—	—	(1,954)	6,450	—	—	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2024
(in thousands)

		Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2024
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2023	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2024	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Lift Brands, Inc.
Term Loan A	23,050	—	(177)	—	22,873	—	2,261	—	—
Term Loan B	5,814	468	—	92	6,374	—	465	—	—
Term Loan C	6,259	631	—	202	7,092	—	628	—	—
Longview Intermediate Holdings C, LLC
Membership Units	21,726	10,132	—	17,414	49,272	—	—	—	—
Mount Logan Capital Inc.
Common Stock	1,624	—	—	(113)	1,511	—	—	53	—
New HW Holdings Corp.
Preferred Stock	—	9,899	—	(4,285)	5,614	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	4,653	—	—	(35)	4,618	—	—	—	—
Warrants	1,886	—	—	(14)	1,872	—	—	—	—
SRA Holdings, LLC
First Lien Term Loan	—	4,158	—	1	4,159	—	33	—	—
Membership Units	25,515	—	(23,611)	(1,904)	—	—	—	—	—
SRA Parent, LLC
Preferred Equity	—	9,167	—	91	9,258	—	—	76	—
Common Equity	—	17,539	—	—	17,539	—	—	—	—
STATinMED, LLC
First Lien Term Loan	10,358	981	—	(6,311)	5,028	—	843	—	—
Senior Term Loan	—	1,004	—	(59)	945	—	36	—	2,894
Senior Superpriority Term Loan	—	224	—	49	273	—	—	—	704
STATinMed Parent, LLC
Class A Preferred Units	2,018	—	—	(2,018)	—	—	—	—	—
Class B Preferred Units	—	—	—	—	—	—	—	—	—
TG Parent NewCo LLC
Common Equity	—	—	—	—	—	—	—	—	—
Trademark Global, LLC
First Lien Term Loan	—	12,805	—	1,233	14,038	—	66	—	—
Totals	$206,301	$106,170	$(48,736)	$9,417	$273,152	$(7,091)	$13,213	$129	$3,598
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
(3)Includes PIK interest income.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2024
(in thousands)
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2023 and September 30, 2024, along with transactions during the nine months ended September 30, 2024 in these controlled investments, were as follows:

		Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2024
Controlled Investments	Fair Value at December 31, 2023	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at September 30, 2024	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
CION/EagleTree Partners, LLC
Senior Secured Note	$59,598	$—	$(21,713)	$—	$37,885	$—	$5,210	$—	$—
Participating Preferred Shares	25,039	—	—	(6,188)	18,851	—	—	—	—
Common Shares	—	—	—	—	—	—	—	—	—
David's Bridal, Inc.
Exit First Lien Term Loan	22,050	25,000	—	(1,709)	45,341	—	2,885	—	2,309
Incremental First Lien Term Loan	16,694	—	(5,950)	7	10,751	—	1,291	—	—
David's Bridal Holdings, LLC
Preferred Units	12,494	—	—	(2,132)	10,362	—	—	—	—
Common Units	41,418	—	—	(12,708)	28,710	—	—	—	—
Totals	$177,293	$25,000	$(27,663)	$(22,730)	$151,900	$—	$9,386	$—	$2,309
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
(3)Includes PIK interest income.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
September 30, 2024
(in thousands)
t.As of September 30, 2024, the below investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
American Clinical Solutions LLC	Senior Secured First Lien Debt	8.00%	4.75%	12.75%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	3.00%	11.10%	14.10%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	6.11%	6.50%	12.61%
Celerity Acquisition Holdings, LLC	Senior Secured First Lien Debt	10.00%	3.98%	13.98%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
Community Tree Service, LLC	Senior Secured First Lien Debt	13.98%	1.25%	15.23%
Deluxe Entertainment Services, Inc.	Senior Secured First Lien Debt	12.50%	1.50%	14.00%
FuseFX, LLC	Senior Secured First Lien Debt	6.32%	5.00%	11.32%
GSC Technologies Inc.	Senior Secured First Lien Debt	—	10.35%	10.35%
Heritage Power, LLC	Senior Secured First Lien Debt	6.10%	5.50%	11.60%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	17.32%	17.32%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	11.33%	11.33%
Inotiv, Inc.	Senior Secured First Lien Debt	12.00%	0.25%	12.25%
Instant Web, LLC	Senior Secured First Lien Debt	—	11.96%	11.96%
Isagenix International, LLC	Senior Secured First Lien Debt	2.50%	9.39%	11.89%
K&N Parent, Inc.	Senior Secured First Lien Debt	8.21%	5.00%	13.21%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Nova Compression, LLC	Senior Secured First Lien Debt	12.10%	3.25%	15.35%
Playboy Enterprises, Inc.	Senior Secured First Lien Debt	6.21%	3.25%	9.46%
RA Outdoors, LLC	Senior Secured First Lien Debt	—	11.49%	11.49%
RA Outdoors, LLC	Senior Secured Second Lien Debt	—	13.74%	13.74%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	17.32%	17.32%
RumbleOn, Inc.	Senior Secured First Lien Debt	12.77%	1.50%	14.27%
Securus Technologies Holdings, Inc.	Senior Secured First Lien Debt	5.87%	4.09%	9.96%
Securus Technologies Holdings, Inc.	Senior Secured Second Lien Debt	6.60%	8.05%	14.65%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	15.09%	15.09%
STATinMED, LLC	Senior Secured First Lien Debt	—	14.79%	14.79%
TMK Hawk Parent, Corp.	Senior Secured First Lien Debt	—	10.17%	10.17%
TMK Hawk Parent, Corp.	Unsecured Debt	—	11.00%	11.00%
Trademark Global, LLC	Senior Secured First Lien Debt	—	13.10%	13.10%
Trammell, P.C.	Senior Secured First Lien Debt	—	20.46%	20.46%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	6.18%	16.18%
u.The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2024 was 4.96%.
v.The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2024 was 4.85%.
w.The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.
x.The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.
y.The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2024 was 4.25%.
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
September 30, 2024
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
On October 5, 2021, the Company's shares of common stock commenced trading on the New York Stock Exchange, or the NYSE, under the ticker symbol "CION", or the Listing. As a result, on October 5, 2021, the Company and CIM entered into the second amended and restated investment advisory agreement in order to implement the changes to the advisory fees payable from the Company to CIM that became effective upon the Listing that (i) reduced the annual base management fee, (ii) amended the structure of the subordinated incentive fee on income payable by the Company to CIM and reduced the hurdle and incentive fee rates, and (iii) reduced the incentive fee on capital gains payable by the Company to CIM (as described in further detail in Notes 2 and 4). On February 26, 2023, the Company’s shares of common stock and the Company's Series A Notes listed and commenced trading in Israel on the Tel Aviv Stock Exchange Ltd., or the TASE, under the ticker symbol “CION” and "CION B1", respectively. On October 9, 2024, the Company’s 7.50% Notes due 2029 listed and commenced trading on the NYSE under the ticker symbol “CICB”.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
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
September 30, 2024
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $53,503 and $113,446 of such investments at September 30, 2024 and December 31, 2023, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
One of the Company’s wholly-owned consolidated subsidiaries, CIC Holdco, LLC, or CIC Holdco, has elected to be treated as a taxable entity for U.S. federal income tax purposes. As a result, CIC Holdco is not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of September 30, 2024 or December 31, 2023.
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
September 30, 2024
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
September 30, 2024
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
September 30, 2024
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of September 30, 2024 and December 31, 2023.
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
September 30, 2024
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
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023:

	Nine Months Ended September 30,				Year Ended December 31,
	2024		2023		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	—	—	—	—
Total gross shares/proceeds	—	—	—	—	—	—
Share repurchase program	(824,750)	(9,344)	(834,680)	(8,619)	(1,114,848)	(11,518)
Net shares/amounts for share transactions	(824,750)	$(9,344)	(834,680)	$(8,619)	(1,114,848)	$(11,518)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
Since commencing its initial continuous public offering on July 2, 2012 and through September 30, 2024, the Company sold 53,359,886 shares of common stock for net proceeds of $1,124,001. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $268,736, for which the Company repurchased 16,909,481 shares of common stock. As of September 30, 2024, 16,906,122 shares of common stock repurchased had been retired.
On August 27, 2024, the Company's shareholders approved a proposal that authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. As of September 30, 2024, the Company had not issued any such shares.
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
September 30, 2024
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
On August 19, 2024, as part of the share repurchase policy, the Company entered into a new trading plan with an independent broker, Wells Fargo Securities, LLC, or Wells Fargo, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to the Company’s shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan expires on August 19, 2025, and is subject to price, market volume and timing restrictions.

The following table summarizes the share repurchases completed during the year ended December 31, 2023 and the nine months ended September 30, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2023
January 1 to January 31, 2023	129,873	$10.58	129,873	$43,218
February 1 to February 28, 2023	114,733	11.06	114,733	41,951
March 1 to March 31, 2023	93,423	10.17	93,423	41,003
April 1 to April 30, 2023	126,980	9.69	126,980	39,775
May 1 to May 31, 2023	86,950	9.34	86,950	38,964
June 1 to June 30, 2023	114,698	10.31	114,698	37,784
July 1 to July 31, 2023	54,048	10.74	54,048	37,205
August 1 to August 31, 2023	18,518	10.96	18,518	37,002
September 1 to September 30, 2023	95,457	10.65	95,457	35,988
October 1 to October 31, 2023	145,599	10.08	145,599	34,056
November 1 to November 30, 2023	45,556	10.26	45,556	34,056
December 1 to December 31, 2023	89,013	10.84	89,013	33,093
Total for the year ended December 31, 2023	1,114,848		1,114,848

2024
January 1 to January 31, 2024	125,304	$11.14	125,304	$31,700
February 1 to February 29, 2024	165,876	10.97	165,876	29,883
March 1 to March 31, 2024	132,851	10.95	132,851	28,431
April 1 to April 30, 2024	168,002	11.14	168,002	26,564
May 1 to May 31, 2024	27,449	11.67	27,449	26,244
June 1 to June 30, 2024	39,531	12.14	39,531	25,765
July 1 to July 31, 2024	71,305	12.35	71,305	24,885
August 1 to August 31, 2024	26,874	11.93	26,874	24,565
September 1 to September 30, 2024	67,558	11.86	67,558	23,764
Total for the nine months ended September 30, 2024	824,750		824,750
(1)Amounts do not include any commissions paid to Wells Fargo on shares repurchased.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
From October 1, 2024 to October 30, 2024, the Company repurchased 73,943 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $881, or an average purchase price of $11.92 per share. As of October 30, 2024, 16,906,122 shares of common stock repurchased by the Company had been retired.
Note 4. Transactions with Related Parties
For the three and nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Entity	Capacity	Description	2024	2023	2024	2023	2023
CIM	Investment adviser	Management fees(1)	$6,854	$6,741	$20,559	$19,963	$26,856
CIM	Investment adviser	Incentive fees(1)	4,586	6,362	16,371	17,662	22,277
CIM	Administrative services provider	Administrative services expense(1)	1,184	996	3,522	2,743	3,971
			$12,624	$14,099	$40,452	$40,368	$53,104
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
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement in effect prior to the Listing, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement in effect prior to the Listing, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement also in effect prior to the Listing, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the three months ended September 30, 2024 and 2023, the Company recorded subordinated incentive fees on income of $4,586 and $6,362, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded subordinated incentive fees on income of $16,371 and $17,662, respectively. As of September 30, 2024 and December 31, 2023, the liabilities recorded for subordinated incentive fees were $4,586 and $4,615, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
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
As of September 30, 2024 and December 31, 2023, the total liability payable to CIM and its affiliates was $12,955 and $13,664, respectively, which primarily related to fees earned by CIM during the three months ended September 30, 2024 and December 31, 2023, respectively.
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
Indemnifications
The investment advisory agreement and the administration agreement each provide certain indemnifications from the Company to the other relevant parties to such agreements. The Company’s maximum exposure under these agreements is unknown. However, the Company has not experienced claims or losses pursuant to these agreements and believes the risk of loss related to such indemnifications to be remote.
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
The Company’s management declared and the Company's board of directors ratified distributions for 7 and 4 record dates during the year ended December 31, 2023 and the nine months ended September 30, 2024, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
The following table presents distributions per share that were declared during the year ended December 31, 2023 and the nine months ended September 30, 2024:

	Distributions
Three Months Ended	Per Share	Amount
2023
March 31, 2023 (one record date)	$0.34	$18,687
June 30, 2023 (one record date)	0.34	18,614
September 30, 2023 (two record dates)	0.39	21,276
December 31, 2023 (three record dates)	0.54	29,290
Total distributions for the year ended December 31, 2023	$1.61	$87,867

2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
Total distributions for the nine months ended September 30, 2024	$1.11	$59,473
On November 4, 2024, the Company’s co-chief executive officers declared a quarterly base distribution of $0.36 per share for the fourth quarter of 2024 payable on December 16, 2024 to shareholders of record as of December 2, 2024.
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
September 30, 2024
(in thousands, except share and per share amounts)
The following table provides information concerning the Company’s purchases of shares of its common stock in the open market during the year ended December 31, 2023 and the nine months ended September 30, 2024 pursuant to the New DRP in order to satisfy the reinvestment portion of the Company’s distributions:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans of Programs
2023
January 1 to January 31, 2023	146,946	$11.19	146,946	(1)
February 1 to February 28, 2023	—	—	—	—
March 1 to March 31, 2023	204,427	9.78	204,427	(1)
April 1 to April 30, 2023	—	—	—	—
May 1 to May 31, 2023	—	—	—	—
June 1 to June 30, 2023	174,424	10.71	174,424	(1)
July 1 to July 31, 2023	—	—	—	—
August 1 to August 31, 2023	—	—	—	—
September 1 to September 30, 2023	160,383	11.10	160,383	(1)
October 1 to October 31, 2023	25,764	10.30	25,764	(1)
November 1 to November 30, 2023	—	—	—	—
December 1 to December 31, 2023	139,731	11.66	139,731	(1)
Total for the year ended December 31, 2023	851,675	$10.79	851,675	(1)

2024
January 1 to January 31, 2024	92,108	$11.05	92,108	(1)
February 1 to February 29, 2024	—	—	—	—
March 1 to March 31, 2024	170,571	11.09	170,571	(1)
April 1 to April 30, 2024	—	—	—	—
May 1 to May 31, 2024	—	—	—	—
June 1 to June 30, 2024	135,440	12.44	135,440	(1)
July 1 to July 31, 2024	18,789	12.51	18,789	(1)
August 1 to August 31, 2024	—	—	—	—
September 1 to September 30, 2024	131,659	12.10	131,659	(1)
Total for the nine months ended September 30, 2024	548,567	$11.71	548,567	(1)
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
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023:

	Nine Months Ended September 30,						Year Ended December 31,
	2024			2023			2023
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$1.11	$59,473	100.0%	$1.07	$58,577	100.0%	$1.61	$87,867	100.0%
Total distributions	$1.11	$59,473	100.0%	$1.07	$58,577	100.0%	$1.61	$87,867	100.0%

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
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
As of September 30, 2024, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $60,588; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $171,799; the net unrealized depreciation was $111,211; and the aggregate cost of securities for Federal income tax purposes was $1,917,440.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of September 30, 2024 and December 31, 2023 at amortized cost and fair value was as follows:

	September 30, 2024			December 31, 2023
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,541,136	$1,494,524	85.3%	$1,604,111	$1,565,171	85.0%
Senior secured second lien debt	5,116	3,873	0.2%	41,280	29,111	1.6%
Collateralized securities and structured products - equity	1,003	685	—	2,362	1,096	0.1%
Unsecured debt	29,501	11,761	0.7%	31,693	12,874	0.7%
Equity	219,985	241,883	13.8%	182,738	232,572	12.6%
Subtotal/total percentage	1,796,741	1,752,726	100.0%	1,862,184	1,840,824	100.0%
Short term investments(2)	53,503	53,503		113,446	113,446
Total investments	$1,850,244	$1,806,229		$1,975,630	$1,954,270
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
September 30, 2024
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$272,919	15.5%	$282,237	15.3%
Healthcare & Pharmaceuticals	224,219	12.6%	238,624	13.0%
Retail	137,725	7.9%	135,000	7.3%
Media: Diversified & Production	131,196	7.5%	135,037	7.3%
Services: Consumer	109,005	6.2%	107,195	5.8%
Media: Advertising, Printing & Publishing	106,365	6.1%	116,100	6.3%
Construction & Building	101,037	5.8%	104,727	5.7%
Consumer Goods: Durable	96,513	5.5%	59,955	3.3%
Energy: Oil & Gas	94,504	5.4%	104,893	5.7%
Beverage, Food & Tobacco	89,320	5.1%	68,780	3.7%
Banking, Finance, Insurance & Real Estate	63,644	3.6%	52,272	2.8%
Diversified Financials	57,421	3.3%	85,733	4.7%
Hotel, Gaming & Leisure	50,199	2.9%	50,906	2.8%
Capital Equipment	39,092	2.2%	49,571	2.7%
Consumer Goods: Non-Durable	33,468	1.9%	42,381	2.3%
Automotive	30,934	1.8%	12,403	0.7%
Environmental Industries	27,413	1.6%	15,336	0.8%
Containers, Packaging & Glass	18,926	1.1%	18,480	1.0%
High Tech Industries	18,529	1.1%	22,671	1.2%
Metals & Mining	14,815	0.8%	13,957	0.8%
Aerospace & Defense	14,000	0.8%	12,000	0.6%
Transportation: Cargo	11,533	0.7%	12,201	0.7%
Telecommunications	6,538	0.4%	17,768	1.0%
Chemicals, Plastics & Rubber	3,411	0.2%	82,597	4.5%
Subtotal/total percentage	1,752,726	100.0%	1,840,824	100.0%
Short term investments	53,503		113,446
Total investments	$1,806,229		$1,954,270

	September 30, 2024		December 31, 2023
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,714,972	97.8%	$1,812,416	98.4%
Canada	36,099	2.1%	26,350	1.4%
Bermuda	970	0.1%	962	0.1%
Cayman Islands	685	—	1,096	0.1%
Subtotal/total percentage	1,752,726	100.0%	1,840,824	100.0%
Short term investments	53,503		113,446
Total investments	$1,806,229		$1,954,270
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of September 30, 2024 and December 31, 2023, investments on non-accrual status represented 1.8% and 0.9%, respectively, of the Company's investment portfolio on a fair value basis.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2024 and December 31, 2023, the Company’s unfunded commitments amounted to $71,113 and $47,349, respectively. As of October 30, 2024, the Company’s unfunded commitments amounted to $69,980. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of September 30, 2024:

Portfolio Company	Interest(a)	Maturity	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Berlitz Holdings, Inc.(e)	S+900, 1.00% SOFR Floor	5/31/2025	Services: Business	$1,200	$1,186	$1,215
Community Tree Service, LLC(f)	S+1100, 1.00% SOFR Floor	6/17/2027	Construction & Building	465	465	465
Total Senior Secured First Lien Debt					1,651	1,680
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(c)	11.84% Estimated Yield	2/2/2026	Diversified Financials	10,000	9,360	9,901
Total Collateralized Securities and Structured Products - Equity					9,360	9,901
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	1,809
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)			Media: Diversified & Production	1,469 Units	486	53
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)			Media: Diversified & Production	255 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)			Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	10,576	10,922
Carestream Health Holdings, Inc., Common Stock(d)			Healthcare & Pharmaceuticals	614,367 Units	21,759	21,589
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	8,464	12,191
CHC Medical Partners, Inc., Additional Series C Preferred Stock, 8% Dividend			Healthcare & Pharmaceuticals	183,723 Units	308	608
CTS Ultimate Holdings LLC, Class A Preferred Units(d)			Construction & Building	3,578,701 Units	1,000	1,002
Dayton HoldCo, LLC, Membership Units(d)			Construction & Building	37,264 Units	—	180
HDNet Holdco LLC, Preferred Unit Call Option(d)			Media: Diversified & Production	1 Unit	—	270
Language Education Holdings GP LLC, Common Units(d)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(d)			Services: Business	133,333 Units	300	780
Skillsoft Corp., Class A Common Stock(d)			High Tech Industries	12,171 Units	2,000	189
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					50,093	49,593
Short Term Investments(g)
First American Treasury Obligations Fund, Class Z Shares	4.75%(h)				1,427	1,427
Total Short Term Investments					1,427	1,427
TOTAL INVESTMENTS					$62,531	$62,601
a.The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of September 30, 2024, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to September 30, 2024.
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
d.Non-income producing security.
e.The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.
f.The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.
g.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
h.7-day effective yield as of September 30, 2024.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of September 30, 2024 and December 31, 2023:

Selected Balance Sheet Information:	September 30, 2024	December 31, 2023
Investments, at fair value (amortized cost of $62,531 and $85,655, respectively)	$62,601	$93,350
Cash and other assets	—	14
Dividend receivable on investments	410	414
Interest receivable on investments	240	287
Total assets	$63,251	$94,065

Senior secured notes (net of unamortized debt issuance costs of $53 and $70, respectively)	$40,949	$64,432
Other liabilities	120	166
Total liabilities	41,069	64,598
Members' capital	22,182	29,467
Total liabilities and members' capital	$63,251	$94,065
The following table includes selected statement of operations information for CION/EagleTree for the three and nine months ended September 30, 2024 and 2023 and for the year ended December 31, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Selected Statement of Operations Information:	2024	2023	2024	2023	2023
Total investment income	$901	$1,777	$3,346	$4,840	$6,230
Total expenses	1,638	2,541	6,329	7,799	10,213
Net realized (loss) gain on investments	—	(177)	3,325	(1)	(2,083)
Net change in unrealized appreciation (depreciation) on investments	2,247	780	(7,627)	1,226	4,338
Net increase (decrease) in net assets	$1,510	$(161)	$(7,285)	$(1,734)	$(1,728)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2024:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	SOFR+2.55%(1)	$450,000	$112,500	June 15, 2027
2026 Notes(2)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
UBS Facility	Repurchase Agreement	SOFR+3.20%	100,000	50,000	November 19, 2024
Series A Notes(3)	Israel Public Bond Offering	SOFR+3.82%	114,844	—	August 31, 2026
2027 Notes (Tranche A)	Note Purchase Agreement	SOFR+4.75%	100,000	—	November 8, 2027
2027 Notes (Tranche B)	Amended and Restated Note Purchase Agreement	SOFR+3.90%	100,000	—	November 8, 2027
2022 Term Loan	Term Loan Facility Agreement	SOFR+3.50%	50,000	—	April 27, 2027
2024 Term Loan	Term Loan Facility Agreement	SOFR+3.80%	30,000	—	September 30, 2027
			$1,069,844	$162,500
(1)34th Street will pay an annual administration fee of 0.20% on JPM's total financing commitment. The administration fee is included in interest expense in the consolidated statements of operations.
(2)As of September 30, 2024, the fair value of the 2026 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2024.
(3)As of September 30, 2024, the fair value of the Series A Notes was $120,114, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of September 30, 2024.
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
September 30, 2024
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
Interest is payable quarterly in arrears. 34th Street may prepay advances pursuant to the terms and conditions of the Third Amended JPM Credit Facility, subject to a 1.0% premium in certain circumstances. In addition, 34th Street will be subject to a non-usage fee of 0.8% per year on the amount, if any, of the aggregate principal amount available under the Third Amended JPM Credit Facility that has not been borrowed through June 14, 2026. This non-usage fee of 0.8% was reduced from 1.0% in the JPM Fifth Amendment. The non-usage fees, if any, are payable quarterly in arrears.
As of December 31, 2023, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility was $550,000. On September 25, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $675,000 to $600,000 and repaid $70,000 of outstanding borrowings. On September 30, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $600,000 to $562,500 and repaid $30,000 of outstanding borrowings. As of September 30, 2024, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility was $450,000 and the aggregate unfunded principal amount was $112,500. The carrying amount outstanding under the Third Amended JPM Credit Facility approximates its fair value.
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
In connection with the Third Amended JPM Credit Facility, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended September 30, 2024, 34th Street was in compliance with all covenants and reporting requirements.
Through September 30, 2024, the Company incurred debt issuance costs of $18,070 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of September 30, 2024 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility. At September 30, 2024, the unamortized portion of the debt issuance costs was $5,494.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2024 and 2023 and for the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Third Amended JPM Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Stated interest expense	$11,226	$13,193	$35,007	$37,568	$50,223
Amortization of deferred financing costs	522	501	1,512	1,597	2,097
Non-usage fee	318	192	950	552	808
Total interest expense	$12,066	$13,886	$37,469	$39,717	$53,128
Weighted average interest rate(1)	8.30%	8.64%	8.62%	8.34%	8.45%
Average borrowings	$544,348	$600,000	$548,102	$602,198	$595,342
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended September 30, 2024, the Company was in compliance with all covenants and reporting requirements.
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
As of September 30, 2024, the aggregate principal amount of 2026 Notes outstanding was $125,000.
Through September 30, 2024, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2024 and will amortize to interest expense over the term of the 2026 Notes. At September 30, 2024, the unamortized portion of the debt issuance costs was $729.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2024 and 2023 and for the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2023
	2024	2023	2024	2023
Stated interest expense	$1,407	$1,407	$4,219	$4,219	$5,625
Amortization of deferred financing costs	134	135	400	399	533
Total interest expense	$1,541	$1,542	$4,619	$4,618	$6,158
Weighted average interest rate(1)	4.50%	4.50%	4.50%	4.50%	4.50%
Average borrowings	$125,000	$125,000	$125,000	$125,000	$125,000
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
Principal on the Notes will be due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding. As of and for the three months ended September 30, 2024, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
On May 19, 2020, Murray Hill Funding entered into a Second Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Second Amended Master Confirmation, which extended the date that Murray Hill Funding was required to repurchase the Notes sold to UBS under the Amended UBS Facility from May 19, 2020 to November 19, 2020, and increased the spread on the financing fee from 3.50% to 3.90% per year.
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
On November 12, 2020, Murray Hill Funding entered into a Third Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Third Amended Master Confirmation, to further extend the date that Murray Hill Funding was required to repurchase the Notes to December 18, 2020.
On December 17, 2020, Murray Hill Funding entered into a Fourth Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Fourth Amended Master Confirmation, which further extended the date that Murray Hill Funding was required to repurchase the Notes sold to UBS under the Amended UBS Facility from December 18, 2020 to November 19, 2023, and decreased the spread on the financing fee from 3.90% to 3.375% per year.
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
September 30, 2024
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
Pursuant to the Amended UBS Facility, Murray Hill Funding made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contains events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility. As of and for the three months ended September 30, 2024, Murray Hill Funding was in compliance with all covenants and reporting requirements.
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At September 30, 2024, all upfront fees and other expenses were fully amortized.
As of September 30, 2024, Notes in the aggregate principal amount of $100,000 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $100,000. The carrying amount outstanding under the Amended UBS Facility approximates its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of September 30, 2024, the amount due at maturity under the Amended UBS Facility was $100,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminate in consolidation on the Company’s consolidated financial statements.
As of September 30, 2024, the fair value of assets held by Murray Hill Funding II was $234,227.
For the three and nine months ended September 30, 2024 and 2023 and for the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Stated interest expense	$2,152	$2,554	$6,926	$7,520	$10,297
Non-usage fee	96	74	245	186	239
Total interest expense	$2,248	$2,628	$7,171	$7,706	$10,536
Weighted average interest rate(1)	8.80%	9.03%	8.80%	8.65%	8.76%
Average borrowings	$100,000	$111,250	$107,062	$117,299	$118,610
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
September 30, 2024
(in thousands, except share and per share amounts)
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525 million, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2024, the Company was in compliance with all covenants and reporting requirements.
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
Through September 30, 2024, the Company incurred debt issuance costs of $5,139 in connection with issuing the Series A Notes and the Additional Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes and the Additional Series A Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2024 and will amortize to interest expense over the term of the Series A Notes and the Additional Series A Notes. At September 30, 2024, the unamortized portion of the debt issuance costs was $3,057.
For the three months ended September 30, 2024 and 2023, for the nine months ended September 30, 2024, for the period from February 28, 2023 through September 30, 2023 and for the period from February 28, 2023 through December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2024	For the Period From February 28, 2023 Through September 30, 2023	For the Period From February 28, 2023 Through December 31, 2023
	2024	2023
Stated interest expense	$2,660	$1,844	$7,973	$4,243	$6,886
Amortization of deferred financing costs	402	217	1,197	507	887
Total interest expense	$3,062	$2,061	$9,170	$4,750	$7,773
Weighted average interest rate(1)	9.13%	8.97%	9.12%	8.87%	8.98%
Average borrowings	$114,844	$80,712	$114,844	$80,712	$89,940
(1) Includes the stated interest expense on the Series A Notes and the Additional Series A Notes and is annualized for periods covering less than one year.
2027 Notes
On November 8, 2023, the Company entered into a Note Purchase Agreement with certain institutional investors, or the 2027 Note Purchase Agreement, in connection with the Company’s issuance of $100,000 aggregate principal amount of its senior unsecured notes, tranche A, due 2027, or the 2027 Notes, at a purchase price equal to 99.25% of the principal amount of the 2027 Notes. The net proceeds to the Company were $98,290, after the deduction of placement agent fees and other financing expenses, which the Company used to primarily repay debt under its senior secured financing arrangements, make investments in portfolio companies in accordance with its investment objectives, and for working capital and general corporate purposes. The 2027 Notes are rated BBB (low) by DBRS, Inc.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
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

The 2027 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. The 2027 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new credit facilities, loans, notes or unsecured indebtedness in excess of $25 million incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the 2027 Note Purchase Agreement. In addition, the 2027 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25 million, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2024, the Company was in compliance with all covenants and reporting requirements.

On September 18, 2024, the Company entered into an Amended and Restated Note Purchase Agreement with certain institutional investors, or the AR Note Purchase Agreement, in connection with the Company’s issuance of $100,000 aggregate principal amount of its floating rate senior unsecured notes, tranche B, due 2027, or the Tranche B Notes, at a purchase price equal to par. The Tranche B Notes represent an add-on, second tranche of, and except as described herein have the same terms and conditions as, the 2027 Notes that were issued by the Company in November 2023. The net proceeds to the Company were approximately $96,200, after the deduction of a commitment fee of $2,875, placement agent fees and other financing expenses. The Tranche B Notes are rated investment grade.

The Tranche B Notes mature on November 8, 2027. The Tranche B Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 3.90% per year and subject to a 2.00% SOFR floor, which will be paid quarterly on February 15, May 15, August 15, and November 15 of each year, commencing on November 15, 2024.
Through September 30, 2024, the Company incurred debt issuance costs of $5,365 in connection with issuing the 2027 Notes and the Tranche B Notes, which were recorded as a direct reduction to the outstanding balance of the 2027 Notes and the Tranche B Notes, which is included in the Company’s consolidated balance sheet as of September 30, 2024 and will amortize to interest expense over the term of the 2027 Notes and the Tranche B Notes. At September 30, 2024, the unamortized portion of the debt issuance costs was $4,939.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2024 and for the period from November 8, 2023 through December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2027 Notes and the Tranche B Notes were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	For the Period From November 8, 2023 Through December 31, 2023

Stated interest expense	$2,864	$7,952	$1,495
Amortization of deferred financing costs	149	362	63
Total interest expense	$3,013	$8,314	$1,558
Weighted average interest rate(1)	9.82%	9.97%	9.97%
Average borrowings	$114,130	$104,745	$100,000
(1) Includes the stated interest expense on the 2027 Notes and the Tranche B Notes and is annualized for periods covering less than one year.
2022 Term Loan
On April 27, 2022, the Company entered into an Unsecured Term Loan Facility Agreement, or the 2022 Term Loan Agreement, with an Israeli institutional investor, as lender, which provided for an unsecured term loan to the Company in an aggregate principal amount of $50,000, or the 2022 Term Loan. On April 27, 2022, the Company drew down $50,000 of borrowings under the 2022 Term Loan. After the deduction of fees and other financing expenses, the Company received net borrowings of approximately $49,000, which it used for working capital and other general corporate purposes. The carrying amount outstanding under the 2022 Term Loan approximates its fair value.

Advances under the 2022 Term Loan bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor, payable quarterly in arrears. Advances under the 2022 Term Loan mature on April 27, 2027. The Company has the right to, at its option, prepay all or any portion of advances then outstanding together with a prepayment fee equal to the higher of (i) zero, or (ii) the discounted present value of all remaining interest payments that would have been paid by the Company through the maturity date with respect to the principal amount of such advance that is to be prepaid or becomes due and payable pursuant to the 2022 Term Loan Agreement. The discounted present value portion of the prepayment fee is calculated by applying a discount rate on the same periodic basis as that on which interest on advances is payable equal to the three-month SOFR plus 2.00%.
Advances under the 2022 Term Loan are general unsecured obligations of the Company that rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of the Company’s subsidiaries, financing vehicles or similar facilities.

The 2022 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2022 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2024, the Company was in compliance with all covenants and reporting requirements.
Through September 30, 2024, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 Term Loan, which is included in the Company’s consolidated balance sheet as of September 30, 2024 and will amortize to interest expense over the term of the 2022 Term Loan. At September 30, 2024, the unamortized portion of the debt issuance costs was $526.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2024 and 2023 and for the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 Term Loan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Stated interest expense	$1,128	$1,118	$3,356	$3,191	$4,328
Amortization of deferred financing costs	52	51	154	153	205
Total interest expense	$1,180	$1,169	$3,510	$3,344	$4,533
Weighted average interest rate(1)	8.83%	8.74%	8.82%	8.42%	8.54%
Average borrowings	$50,000	$50,000	$50,000	$50,000	$50,000
(1) Includes the stated interest expense on the 2022 Term Loan and is annualized for periods covering less than one year.
2021 Term Loan
On April 14, 2021, the Company entered into an Unsecured Term Loan Facility Agreement, or the Term Loan Agreement, with an Israeli institutional investor, as lender. The Term Loan Agreement with such lender, or the 2021 Term Loan, provided for an unsecured term loan to the Company in an aggregate principal amount of $30,000. On April 20, 2021, the Company drew down $30,000 of borrowings under the 2021 Term Loan. After the deduction of fees and other financing expenses, the Company received net borrowings of approximately $29,000, which the Company used for working capital and other general corporate purposes.

Advances under the 2021 Term Loan were scheduled to mature on September 30, 2024, and bore interest at a rate of 5.20% per year payable quarterly in arrears. The Company had the right to, at its option, prepay all or any portion of advances then outstanding together with a prepayment fee equal to the higher of (i) zero, or (ii) the discounted present value of all remaining interest payments that would have been paid by the Company through the maturity date with respect to the principal amount of such advance that was to be prepaid or became due and payable pursuant to the Term Loan Agreement. The discounted present value portion of the prepayment fee was calculated by applying a discount rate on the same periodic basis as that on which interest on advances was payable equal to the sum of 2.00% plus the yield to maturity of the most recently issued U.S. Treasury securities having a maturity equal to the remaining average life of the 2021 Term Loan, or if there were no such U.S. Treasury securities, using such implied yield to maturity determined in accordance with the terms of the Term Loan Agreement.
Advances under the 2021 Term Loan were general unsecured obligations of the Company that ranked pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, ranked effectively junior to the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and ranked structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of the Company's subsidiaries, financing vehicles or similar facilities.
The Term Loan Agreement contained other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represented more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represented less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the Term Loan Agreement contained customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended September 30, 2024, the Company was in compliance with all covenants and reporting requirements.
On September 24, 2024, the Company fully repaid all outstanding principal and interest on and otherwise satisfied all its obligations under the 2021 Term Loan.
Through September 30, 2024, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 Term Loan, which is included in the Company’s consolidated balance sheet as of September 30, 2024 and was to amortize to interest expense over the term of the 2021 Term Loan. At September 30, 2024, all upfront fees and other expenses were fully amortized.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 Term Loan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Stated interest expense	$368	$399	$1,157	$1,183	$1,582
Amortization of deferred financing costs	66	72	209	215	288
Total interest expense	$434	$471	$1,366	$1,398	$1,870
Weighted average interest rate(1)	5.20%	5.20%	5.20%	5.20%	5.20%
Average borrowings	$27,717	$30,000	$29,234	$30,000	$30,000
(1) Includes the stated interest expense on the 2021 Term Loan and is annualized for periods covering less than one year.
2024 Term Loan

On September 30, 2024, the Company entered into an Unsecured Term Loan Facility Agreement, or the 2024 Term Loan Agreement, with an Israeli institutional investor, as lender, which provides for an unsecured term loan to the Company in an aggregate principal amount of $30,000, or the 2024 Term Loan. After the deduction of fees and other financing expenses, the Company received net borrowings of approximately $29,400 less customary legal fees and other expenses, which the Company used for working capital and other general corporate purposes.
Advances under the 2024 Term Loan bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.80% per year and subject to a 4.0% SOFR floor, payable quarterly in arrears. Advances under the 2024 Term Loan mature on September 30, 2027. The Company has the right to, at its option, prepay all or any portion of advances then outstanding together with a prepayment fee equal to the higher of (i) zero, or (ii) the discounted present value of all remaining interest payments that would have been paid by the Company through the maturity date with respect to the principal amount of such advance that is to be prepaid or becomes due and payable pursuant to the 2024 Term Loan Agreement. The discounted present value portion of the prepayment fee is calculated by applying a discount rate on the same periodic basis as that on which interest on advances is payable equal to the three-month SOFR plus 2.00%.
Advances under the 2024 Term Loan are general unsecured obligations of the Company that rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of the Company's subsidiaries, financing vehicles or similar facilities.
The 2024 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a business development company within the meaning of the Investment Company Act of 1940, as amended, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) an interest coverage ratio of not less than 1.25 to 1.00, and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2024 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of September 30, 2024, the Company was in compliance with all covenants.
On September 30, 2024, the Company incurred debt issuance costs of $180 in connection with obtaining the 2024 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2024 Term Loan, which is included in the Company’s consolidated balance sheet as of September 30, 2024 and will amortize to interest expense over the term of the 2024 Term Loan. At September 30, 2024, the unamortized portion of the debt issuance costs was $180.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
As of September 30, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2024 Term Loan were as follows:

September 30, 2024
Stated interest expense	$7
Amortization of deferred financing costs	—
Total interest expense	$7
Weighted average interest rate(1)	8.40%
Average borrowings	$30,000
(1) Includes the stated interest expense on the 2024 Term Loan and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of September 30, 2024 and December 31, 2023, according to the fair value hierarchy:

	September 30, 2024(1)				December 31, 2023(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,494,524	$1,494,524	$—	$—	$1,565,171	$1,565,171
Senior secured second lien debt	—	—	3,873	3,873	—	—	29,111	29,111
Collateralized securities and structured products - equity	—	—	685	685	—	—	1,096	1,096
Unsecured debt	—	—	11,761	11,761	—	—	12,874	12,874
Equity	1,511	—	221,521	223,032	1,624	—	205,909	207,533
Short term investments	53,503	—	—	53,503	113,446	—	—	113,446
Total Investments	$55,014	$—	$1,732,364	$1,787,378	$115,070	$—	$1,814,161	$1,929,231
(1)Excludes the Company's $18,851 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $25,039 investment in CION/EagleTree, which is measured at NAV.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, June 30, 2024	$1,536,753	$15,050	$770	$5,493	$245,634	$1,803,700
Investments purchased(2)(3)	122,203	134	—	5,187	11,326	138,850
Net realized (loss) gain	(1,792)	—	—	—	5,730	3,938
Net change in unrealized (depreciation) appreciation	(6,653)	107	(64)	1,081	(21,509)	(27,038)
Accretion of discount	1,781	83	—	—	—	1,864
Sales and principal repayments(3)	(157,768)	(11,501)	(21)	—	(19,660)	(188,950)
Ending balance, September 30, 2024	$1,494,524	$3,873	$685	$11,761	$221,521	$1,732,364
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2024(1)	$(6,228)	$174	$(64)	$1,081	$(17,503)	$(22,540)
(1)Included in net change in unrealized (depreciation) appreciation on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2024
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2023	$1,565,171	$29,111	$1,096	$12,874	$205,909	$1,814,161
Investments purchased(2)(3)	398,176	323	—	6,641	54,805	459,945
Net realized (loss) gain	(22,209)	(11,809)	(1,210)	—	9,153	(26,075)
Net change in unrealized (depreciation) appreciation	(7,672)	10,926	948	1,079	(21,635)	(16,354)
Accretion of discount	14,315	808	—	39	—	15,162
Sales and principal repayments(3)	(453,257)	(25,486)	(149)	(8,872)	(26,711)	(514,475)
Ending balance, September 30, 2024	$1,494,524	$3,873	$685	$11,761	$221,521	$1,732,364
Change in net unrealized (depreciation) appreciation on investments still held as of September 30, 2024(1)	$(10,575)	$(856)	$(249)	$985	$(14,229)	$(24,924)
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
September 30, 2024
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
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,332,134	Discounted Cash Flow	Discount Rates	8.5%	—	30.0%	13.2%
	67,169	Market Comparable Approach	Revenue Multiple	1.00x	—	6.50x	1.83x
	28,019		EBITDA Multiple	5.38x	—	10.25x	7.99x
	55,269	Broker Quotes	Broker Quotes	N/A			N/A
	11,933	Other(2)	Other(2)	N/A			N/A
Senior secured second lien debt	3,873	Market Comparable Approach	EBITDA Multiple	5.88x	—	6.25x	5.99x
Collateralized securities and structured products - equity	685	Discounted Cash Flow	Discount Rates	21.0%			N/A
Unsecured debt	5,513	Discounted Cash Flow	Discount Rates	11.5%	—	13.0%	11.9%
	5,298	Other(2)	Other(2)	N/A			N/A
	950	Options Pricing Model	Expected Volatility	35.0%			N/A
Equity	78,754	Market Comparable Approach	EBITDA Multiple	5.00x	—	17.00x	10.84x
	70,186		Revenue Multiple	0.30x	—	6.50x	0.52x
	49,272		$ per kW	$442.5			N/A
	8,374	Options Pricing Model	Expected Volatility	47.5%	—	100.0%	52.9%
	7,613	Discounted Cash Flow	Discount Rates	19.0%			N/A
	6,439	Broker Quotes	Broker Quotes	N/A			N/A
	883	Other(2)	Other(2)	N/A			N/A
Total	$1,732,364
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Professional fees	$777	$405	$1,753	$1,576	$2,178
Dues and subscriptions	117	162	649	635	800
Valuation expense	205	212	578	637	853
Insurance expense	195	168	533	504	675
Director fees and expenses	171	177	519	525	696
Accounting and administrative costs	137	282	459	606	637
Transfer agent expense	121	189	368	736	911
Printing and marketing expense	127	284	292	558	351
Other expenses	5	52	147	183	281
Total general and administrative expense	$1,855	$1,931	$5,298	$5,960	$7,382

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
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
As of September 30, 2024 and December 31, 2023, the Company’s unfunded commitments were as follows:

Unfunded Commitments	September 30, 2024(1)	December 31, 2023(1)
APS Acquisition Holdings, LLC	$7,799	$—
American Clinical Solutions LLC	6,450	250
American Family Care, LLC	6,364	—
Flatworld Intermediate Corp.	5,865	5,865
Rogers Mechanical Contractors, LLC	5,838	2,404
Lux Credit Consultants LLC	5,172	—
American Health Staffing Group, Inc.	3,333	3,333
Homer City Holdings LLC	3,000	196
Cennox, Inc.	2,987	—
Gold Medal Holdings, Inc.	2,498	—
Moss Holding Company	2,232	2,232
ALM Media, LLC	2,160	—
Nova Compression, LLC	1,957	2,609
Instant Web, LLC	1,947	2,164
Sleep Opco, LLC	1,750	1,750
Thrill Holdings LLC	1,739	5,000
Riddell, Inc.	1,636	—
Stengel Hill Architecture, LLC	1,500	—
Bradshaw International Parent Corp.	1,230	1,844
ESP Associates, Inc.	1,118	1,316
Mimeo.com, Inc.	1,000	2,500
Critical Nurse Staffing, LLC	1,000	1,000
Dermcare Management, LLC	627	671
BDS Solutions Intermediateco, LLC	524	1,905
HEC Purchaser Corp.	495	—
Ironhorse Purchaser, LLC	490	347
American Teleconferencing Services, Ltd.	235	234
Anthem Sports & Entertainment Inc.	167	167
Coyote Buyer, LLC	—	2,500
MacNeill Pride Group Corp.	—	2,017
Tactical Air Support, Inc.	—	2,000
Fluid Control Intermediate Inc.	—	1,765
OpCo Borrower, LLC	—	1,042
H.W. Lochner, Inc.	—	1,036
Service Compression, LLC	—	419
Invincible Boat Company LLC	—	399
RA Outdoors, LLC	—	372
HW Acquisition, LLC	—	12
Total	$71,113	$47,349
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of September 30, 2024 and December 31, 2023, refer to the table above and the consolidated schedules of investments. As of October 30, 2024, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $69,980.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, conversion fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the three and nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	2024	2023	2023
Capital structuring and other fees	$4,951	$1,763	$8,180	$2,295	$4,309
Amendment fees	802	1,769	1,950	5,115	6,415
Commitment fees	—	—	1,760	309	308
Conversion fees	—	—	78	477	477
Administrative agent fees	50	—	50	30	185
Total(1)	$5,803	$3,532	$12,018	$8,226	$11,694
(1)A portion of our fee income is derived from non-controlled, affiliated investments and controlled investments. Refer to notes r. and s. to the consolidated schedule of investments as of September 30, 2024 included in this report for further details on the sources of our fee income.
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023:

	Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	2023
Per share data:(1)
Net asset value at beginning of period	$16.23	$15.98	$15.98
Results of operations:
Net investment income	1.44	1.52	1.92
Net realized loss and net change in unrealized depreciation on investments and loss on foreign currency(2)	(0.91)	(0.71)	(0.18)
Net increase in net assets resulting from operations(2)	0.53	0.81	1.74
Shareholder distributions:
Distributions from net investment income	(1.11)	(1.07)	(1.61)
Net decrease in net assets resulting from shareholders' distributions	(1.11)	(1.07)	(1.61)
Capital share transactions:
Repurchases of common stock below net asset value(3)	0.08	0.08	0.12
Net increase in net assets resulting from capital share transactions	0.08	0.08	0.12
Net asset value at end of period	$15.73	$15.80	$16.23
Shares of common stock outstanding at end of period	53,359,886	54,464,804	54,184,636
Total investment return-net asset value(4)	6.26%	9.14%	17.00%
Total investment return-market value(5)	15.36%	19.85%	34.33%
Net assets at beginning of period	$879,563	$883,634	$883,634
Net assets at end of period	$839,190	$860,760	$879,563
Average net assets	$868,759	$859,301	$864,886
Ratio/Supplemental data(6):
Ratio of net investment income to average net assets	8.88%	9.69%	12.14%
Ratio of net operating expenses to average net assets	13.51%	12.54%	16.88%
Portfolio turnover rate(7)	19.56%	11.51%	17.43%
Total amount of senior securities outstanding	$1,069,844	$1,008,212	$1,092,344
Asset coverage ratio(8)	1.78	1.85	1.81
(1)The per share data for the nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023 was derived by using the weighted average shares of common stock outstanding during each period.
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
(3)Repurchases of common stock may have caused an incremental decrease or increase in net asset value per share due to the repurchase of shares at a price in excess of or below net asset value per share, respectively, on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
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
(5)Total investment return-market value for the nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s New DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
Note 14. Subsequent Event
On October 3, 2024, the Company issued and sold $172,500 in aggregate principal amount of its unsecured 7.50% Notes due 2029, or the 2029 Notes, which includes $22,500 in aggregate principal amount of the 2029 Notes issued and sold pursuant to the exercise in full of the underwriters’ option to purchase additional 2029 Notes to cover overallotments. The 2029 Notes were issued pursuant to an Indenture, or the Base Indenture, and a First Supplemental Indenture, or the First Supplemental Indenture, and, together with the Base Indenture, the Indenture, between the Company and U.S. Bank Trust Company, National Association, as trustee, or the Trustee. The Company used the net proceeds of the offering of the 2029 Notes to pay down borrowings under the Company's senior secured credit facility with JPM. The 2029 Notes began trading on the NYSE under the ticker symbol “CICB” on October 9, 2024.

The 2029 Notes will mature on December 30, 2029, unless previously redeemed or repurchased in accordance with their terms. The interest rate of the 2029 Notes is 7.50% per year and will be paid quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing December 30, 2024. The 2029 Notes are the Company's direct unsecured obligations and rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness; senior to any series of preferred stock that the Company may issue in the future; senior to any of the Company's future indebtedness that expressly provides it is subordinated to the 2029 Notes; effectively subordinated to all of the Company's existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company's existing or future subsidiaries.

The 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 30, 2026, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of $25 per 2029 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage ratio requirements set forth in the 1940 Act, but giving effect to any exemptive relief granted to the Company by the SEC, and certain other exceptions, and to provide financial information to the holders of the 2029 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 2024
(in thousands, except share and per share amounts)
The 2029 Notes were offered and sold in an offering registered under the Securities Act of 1933, as amended, pursuant to the Company's shelf registration statement on Form N-2 (Registration No. 333-278658) previously filed with the SEC, as supplemented by a preliminary prospectus supplement dated September 26, 2024 and a final prospectus supplement dated September 26, 2024.

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
•the prices at which shares of our common stock and our 2029 Notes may trade on and volume fluctuations in the NYSE; and
•the costs associated with being a publicly traded company.
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
On October 5, 2021, shares of our common stock began trading on the NYSE under the ticker symbol “CION”. The Listing accomplished our goal of providing our shareholders with greatly enhanced liquidity. On February 26, 2023, our shares of common stock and our Series A Notes listed and commenced trading in Israel on the TASE under the ticker symbol “CION” and "CION B1", respectively. On October 9, 2024, our 2029 Notes listed and commenced trading on the NYSE under the ticker symbol “CICB”.
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
Recent Developments
Q4 Base Distribution

On November 4, 2024, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the fourth quarter of 2024, payable on December 16, 2024 to shareholders of record as of December 2, 2024.
2029 Notes

On October 3, 2024, we issued and sold $172,500 in aggregate principal amount of our 2029 Notes, which includes $22,500 in aggregate principal amount of the 2029 Notes issued and sold pursuant to the exercise in full of the underwriters’ option to purchase additional 2029 Notes to cover overallotments. The 2029 Notes were issued pursuant to the Indenture between us and the Trustee. We used the net proceeds of the offering of the 2029 Notes to pay down borrowings under our senior secured credit facility with JPM. The 2029 Notes began trading on the NYSE under the ticker symbol “CICB” on October 9, 2024.

The 2029 Notes will mature on December 30, 2029, unless previously redeemed or repurchased in accordance with their terms. The interest rate of the 2029 Notes is 7.50% per year and will be paid quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing December 30, 2024. The 2029 Notes are our direct unsecured obligations and rank pari passu with our existing and future unsecured, unsubordinated indebtedness; senior to any series of preferred stock that we may issue in the future; senior to any of our future indebtedness that expressly provides it is subordinated to the 2029 Notes; effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of our existing or future subsidiaries.

The 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after December 30, 2026, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of $25 per 2029 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

The Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage ratio requirements set forth in the 1940 Act, but giving effect to any exemptive relief granted to us by the SEC, and certain other exceptions, and to provide financial information to the holders of the 2029 Notes and the Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended.

The 2029 Notes were offered and sold in an offering registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form N-2 (Registration No. 333-278658) previously filed with the SEC, as supplemented by a preliminary prospectus supplement dated September 26, 2024 and a final prospectus supplement dated September 26, 2024.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2024 and 2023 and the Year Ended December 31, 2023
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three and nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Net Investment Activity	2024	2023	2024	2023	2023
Purchases and drawdowns
Senior secured first lien debt	$91,286	$102,666	$330,952	$186,493	$340,704
Unsecured debt	—	—	1,096	4,200	4,200
Equity	1,183	377	19,585	5,283	5,283
Sales and principal repayments	(153,580)	(96,373)	(438,164)	(217,246)	(300,250)
Net portfolio activity	$(61,111)	$6,670	$(86,531)	$(21,270)	$49,937
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,541,136	$1,494,524	85.3%
Senior secured second lien debt	5,116	3,873	0.2%
Collateralized securities and structured products - equity	1,003	685	—
Unsecured debt	29,501	11,761	0.7%
Equity	219,985	241,883	13.8%
Subtotal/total percentage	1,796,741	1,752,726	100.0%
Short term investments(2)	53,503	53,503
Total investments	$1,850,244	$1,806,229
Number of portfolio companies			103
Average annual EBITDA of portfolio companies		$51.8 million
Median annual EBITDA of portfolio companies			$32.8 million
Purchased at a weighted average price of par			97.11%
Gross annual portfolio yield based upon the purchase price(3)			10.88%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of September 30, 2024 and December 31, 2023, excluding short term investments of $53,503 and $113,446, respectively:

	September 30, 2024			December 31, 2023
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,466,022	$1,423,920	81.2%	$1,521,848	$1,475,126	80.1%
Non-income producing investments	195,146	218,049	12.5%	154,419	184,175	10.0%
Fixed interest rate investments	130,179	105,365	6.0%	155,244	131,533	7.2%
Other income producing investments	5,394	5,392	0.3%	30,673	49,990	2.7%
Total investments	$1,796,741	$1,752,726	100.0%	$1,862,184	$1,840,824	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$272,919	15.5%	$282,237	15.3%
Healthcare & Pharmaceuticals	224,219	12.6%	238,624	13.0%
Retail	137,725	7.9%	135,000	7.3%
Media: Diversified & Production	131,196	7.5%	135,037	7.3%
Services: Consumer	109,005	6.2%	107,195	5.8%
Media: Advertising, Printing & Publishing	106,365	6.1%	116,100	6.3%
Construction & Building	101,037	5.8%	104,727	5.7%
Consumer Goods: Durable	96,513	5.5%	59,955	3.3%
Energy: Oil & Gas	94,504	5.4%	104,893	5.7%
Beverage, Food & Tobacco	89,320	5.1%	68,780	3.7%
Banking, Finance, Insurance & Real Estate	63,644	3.6%	52,272	2.8%
Diversified Financials	57,421	3.3%	85,733	4.7%
Hotel, Gaming & Leisure	50,199	2.9%	50,906	2.8%
Capital Equipment	39,092	2.2%	49,571	2.7%
Consumer Goods: Non-Durable	33,468	1.9%	42,381	2.3%
Automotive	30,934	1.8%	12,403	0.7%
Environmental Industries	27,413	1.6%	15,336	0.8%
Containers, Packaging & Glass	18,926	1.1%	18,480	1.0%
High Tech Industries	18,529	1.1%	22,671	1.2%
Metals & Mining	14,815	0.8%	13,957	0.8%
Aerospace & Defense	14,000	0.8%	12,000	0.6%
Transportation: Cargo	11,533	0.7%	12,201	0.7%
Telecommunications	6,538	0.4%	17,768	1.0%
Chemicals, Plastics & Rubber	3,411	0.2%	82,597	4.5%
Subtotal/total percentage	1,752,726	100.0%	1,840,824	100.0%
Short term investments	53,503		113,446
Total investments	$1,806,229		$1,954,270
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of September 30, 2024 and December 31, 2023, our unfunded commitments amounted to $71,113 and $47,349, respectively. As of October 30, 2024, our unfunded commitments amounted to $69,980. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of September 30, 2024 and December 31, 2023, excluding short term investments of $53,503 and $113,446, respectively:

	September 30, 2024		December 31, 2023
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$10,429	0.6%	$98,255	5.3%
2	1,501,302	85.7%	1,603,975	87.2%
3	207,168	11.8%	120,132	6.5%
4	26,920	1.5%	10,304	0.6%
5	6,907	0.4%	8,158	0.4%
	$1,752,726	100.0%	$1,840,824	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of October 30, 2024:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,509,381	85.4%
Senior secured second lien debt	3,860	0.2%
Collateralized securities and structured products - equity	685	—
Unsecured debt	11,705	0.7%
Equity	241,397	13.7%
Subtotal/total percentage	1,767,028	100.0%
Short term investments(1)	275,755
Total investments	$2,042,783
Number of portfolio companies		104
Average annual EBITDA of portfolio companies	$52.6 million
Median annual EBITDA of portfolio companies	$33.7 million
Purchased at a weighted average price of par		97.01%
Gross annual portfolio yield based upon the purchase price(2)		10.93%
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
Results of Operations for the Three Months Ended September 30, 2024 and 2023
Our results of operations for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024	2023
Investment income	$59,627	$67,540
Operating expenses and income taxes	38,009	37,550
Net investment income after taxes	21,618	29,990
Net realized gain (loss) on investments and foreign currency	3,938	(8,123)
Net change in unrealized (depreciation) appreciation on investments	(25,935)	25,606
Net (decrease) increase in net assets resulting from operations	$(379)	$47,473
Investment Income
For the three months ended September 30, 2024 and 2023, we generated investment income of $59,627 and $67,540, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 99 and 101 portfolio companies held during each respective period. The decrease in total investment income was primarily driven by a decrease in transaction fees on investments received during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,
	2024	2023
Management fees	$6,854	$6,741
Administrative services expense	1,184	996
Subordinated incentive fee on income	4,586	6,362
General and administrative	1,855	1,931
Interest expense	23,551	21,757
Income tax benefit, including excise tax	(21)	(237)
Total operating expenses and income taxes	$38,009	$37,550

The increase in interest expense was primarily the result of higher average borrowings under our financing arrangements during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in subordinated incentive fee on income was primarily the result of the decrease in investment income during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
The composition of our general and administrative expenses for the three months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,
	2024	2023
Professional fees	$777	$405
Valuation expense	205	212
Insurance expense	195	168
Director fees and expenses	171	177
Accounting and administrative costs	137	282
Printing and marketing expense	127	284
Transfer agent expense	121	189
Dues and subscriptions	117	162
Other expenses	5	52
Total general and administrative expense	$1,855	$1,931
Net Investment Income After Taxes

Our net investment income after taxes totaled $21,618 and $29,990 for the three months ended September 30, 2024 and 2023, respectively. The decrease in net investment income was a result of a decrease in our investment income during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Net Realized Gain (Loss) on Investments and Foreign Currency
Our net realized gain (loss) on investments and foreign currency totaled $3,938 and $(8,123) for the three months ended September 30, 2024 and 2023, respectively. This change was driven primarily by lower realized losses due to the restructure of certain investments during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled $(25,935) and $25,606 for the three months ended September 30, 2024 and 2023, respectively. This change was primarily due to the decline in fair value of certain investments from mark-to-market adjustments during the three months ended September 30, 2024 compared to during the three months ended September 30, 2023.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the three months ended September 30, 2024 and 2023, we recorded a net (decrease) increase in net assets resulting from operations of $(379) and $47,473, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Our results of operations for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Investment income	$194,538	$191,011
Operating expenses and income taxes	117,364	107,747
Net investment income after taxes	77,174	83,264
Net realized loss on investments and foreign currency	(26,075)	(31,576)
Net change in unrealized depreciation on investments	(22,655)	(7,366)
Net increase in net assets resulting from operations	$28,444	$44,322
Investment Income
For the nine months ended September 30, 2024 and 2023, we generated investment income of $194,538 and $191,011, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 104 and 107 portfolio companies held during each respective period. The increase in total investment income was primarily driven by an increase in certain transaction fees on investments received during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the nine months ended September 30, 2024 and 2023 was as follows:

	Nine Months Ended September 30,
	2024	2023
Management fees	$20,559	$19,963
Administrative services expense	3,522	2,743
Subordinated incentive fee on income	16,371	17,662
General and administrative	5,298	5,960
Interest expense	71,626	61,533
Income tax benefit, including excise tax	(12)	(114)
Total operating expenses and income taxes	$117,364	$107,747

The increase in interest expense was primarily the result of higher average borrowings under our financing arrangements during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

The composition of our general and administrative expenses for the nine months ended September 30, 2024 and 2023 was as follows:

	Nine Months Ended September 30,
	2024	2023
Professional fees	$1,753	$1,576
Dues and subscriptions	649	635
Valuation expense	578	637
Insurance expense	533	504
Director fees and expenses	519	525
Accounting and administrative costs	459	606
Transfer agent expense	368	736
Printing and marketing expense	292	558
Other expenses	147	183
Total general and administrative expense	$5,298	$5,960

Net Investment Income After Taxes

Our net investment income after taxes totaled $77,174 and $83,264 for the nine months ended September 30, 2024 and 2023, respectively. The decrease in our net investment income was primarily the result of an increase in our interest expense during the nine months ended September 30, 2024 compared to during the nine months ended September 30, 2023.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled $(26,075) and $(31,576) for the nine months ended September 30, 2024 and 2023, respectively. This decrease was driven primarily by lower realized losses due to the restructure of certain investments during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled $(22,655) and $(7,366) for the nine months ended September 30, 2024 and 2023, respectively. This increase was driven primarily by the decline in fair value of certain investments from mark-to-market adjustments during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Net Increase in Net Assets Resulting from Operations
For the nine months ended September 30, 2024 and 2023, we recorded a net increase in net assets resulting from operations of $28,444 and $44,322, respectively, as a result of our operating activity for the respective periods.
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

As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 1.78 and 1.81, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage and liquidity requirements.

On August 27, 2024, our shareholders authorized us to issue shares of our common stock at prices below the then current NAV per share in one or more offerings for a 12-month period following such shareholder approval. As of the date of this report, we are not engaged in discussions to, or have any intent to, issue any such shares.

As of September 30, 2024, we had cash of $29,765 and short term investments of $53,503 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of September 30, 2024, taken together with the undrawn debt available under our credit facilities, is expected to be sufficient for our investing and financing activities and to conduct our operations in the near term. As of September 30, 2024, we had $162 million available under our secured financing arrangements.

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

On August 19, 2024, as part of the share repurchase policy, we entered into a new trading plan with an independent broker, Wells Fargo, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to our shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan expires on August 19, 2025, and is subject to price, market volume and timing restrictions.

During the nine months ended September 30, 2024, we repurchased an aggregate of 824,750 shares under the 10b5-1 trading plan for an aggregate purchase price of $9,344, or an average purchase price of $11.33 per share.
From October 1, 2024 to October 30, 2024, we repurchased an aggregate of 73,943 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $881, or an average purchase price of $11.92 per share. From the inception of the 10b5-1 trading plan in August 2022 through October 30, 2024, we repurchased an aggregate of 3,672,497 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $37,187, or an average purchase price of $10.13 per share.

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
The following table presents distributions per share that were declared during the year ended December 31, 2023 and the nine months ended September 30, 2024:

	Distributions
Three Months Ended	Per Share	Amount
2023
March 31, 2023 (one record date)	$0.34	$18,687
June 30, 2023 (one record date)	0.34	18,614
September 30, 2023 (two record dates)	0.39	21,276
December 31, 2023 (three record dates)	0.54	29,290
Total distributions for the year ended December 31, 2023	$1.61	$87,867

2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
Total distributions for the nine months ended September 30, 2024	$1.11	$59,473

On November 4, 2024, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the fourth quarter of 2024 payable on December 16, 2024 to shareholders of record as of December 2, 2024.

For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of September 30, 2024 and October 30, 2024, our aggregate outstanding borrowings under the JPM Credit Facility were $450,000 and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $112,500. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Facility
As of September 30, 2024 and October 30, 2024, our outstanding borrowings under the Amended UBS Facility were $100,000 and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $50,000. For a detailed discussion of our Amended UBS Facility, refer to Note 8 to our consolidated financial statements included in this report.
2026 Notes

As of September 30, 2024 and October 30, 2024, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2021 Term Loan
On September 24, 2024, the Company fully repaid all outstanding principal and interest on and otherwise satisfied all its obligations under the 2021 Term Loan. For a detailed discussion of our 2021 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2022 Term Loan
As of September 30, 2024 and October 30, 2024, our outstanding borrowings under the 2022 Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 Term Loan. For a detailed discussion of our 2022 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2024 Term Loan
As of September 30, 2024 and October 30, 2024, our outstanding borrowings under the 2024 Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2024 Term Loan. For a detailed discussion of our 2024 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
Series A Notes

As of September 30, 2024 and October 30, 2024, we had approximately $114,844 in aggregate principal amount of Series A Notes outstanding and there was no unfunded principal amount in connection with the Series A Notes. For a detailed discussion of our Series A Notes, refer to Note 8 to our consolidated financial statements included in this report.

2027 Notes
As of September 30, 2024 and October 30, 2024, we had $200,000 in aggregate principal amount of 2027 Notes outstanding and there was no unfunded principal amount in connection with the 2027 Notes. For a detailed discussion of our 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2029 Notes
As of October 30, 2024, we had $172,500 in aggregate principal amount of 2029 Notes outstanding and there was no unfunded principal amount in connection with the 2029 Notes. For a detailed discussion of our 2029 Notes, refer to Note 14 to our consolidated financial statements included in this report.
Unfunded Commitments
As of September 30, 2024 and October 30, 2024, our unfunded commitments amounted to $71,113 and $69,980, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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
Contractual Obligations

On August 26, 2016, 34th Street entered into the JPM Credit Facility with JPM, as amended on September 30, 2016, July 11, 2017, November 28, 2017, May 23, 2018, May 15, 2020, February 26, 2021, March 28, 2022, May 15, 2023, May 14, 2024, June 17, 2024 and July 15, 2024. See Note 8 to our consolidated financial statements for a more detailed description of the JPM Credit Facility.

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

On April 14, 2021, we entered into the 2021 Term Loan with an Israeli institutional investor. See Note 8 to our consolidated financial statements for a more detailed description of the 2021 Term Loan.

On April 27, 2022, we entered into the 2022 Term Loan with an Israeli institutional investor. See Note 8 to our consolidated financial statements for a more detailed description of the 2022 Term Loan.

On February 28, 2023, we entered into a Deed of Trust with Mishmeret Trust Company Ltd., as trustee, pursuant to which we issued our Series A Notes. See Notes 8 to our consolidated financial statements for a more detailed description of the Deed of Trust and the Series A Notes.

On November 8, 2023, we entered into the 2027 Note Purchase Agreement with purchasers of the 2027 Notes (Tranche A) and on September 18, 2024, we entered into the AR Note Purchase Agreement with purchasers of the 2027 Notes (Tranche B). See Note 8 to our consolidated financial statements for a more detailed description of the 2027 Notes.

On September 30, 2024, we entered into the 2024 Term Loan with an Israeli institutional investor. See Note 8 to our consolidated financial statements for a more detailed description of the 2024 Term Loan.

On October 3, 2024, we issued and sold our 2029 Notes under the Indenture pursuant to a U.S. public offering. See Note 14 to our consolidated financial statements for a more detailed description of the 2029 Notes.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2024, 81.2% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of September 30, 2024, under the terms of the JPM Fifth Amendment, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.55% per year, and we will pay an annual administration fee of 0.20% on JPM’s total financing commitment. Pursuant to the terms of the Amended UBS Facility, we currently pay a financing fee equal to the three-month SOFR, plus a spread of 3.20% per year. Pursuant to the terms of the Deed of Trust, the Series A Notes bear interest at a floating rate equal to average overnight SOFR, plus a credit spread of 3.82% per year. The 2027 Notes (Tranche A) bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and are subject to a 2.00% SOFR floor. The 2027 Notes (Tranche B) bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 3.90% per year and are subject to a 2.00% SOFR floor. Pursuant to the terms of the 2022 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. Pursuant to the terms of the 2024 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.80% per year and subject to a 4.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the JPM Fifth Amendment, the Amended UBS Facility, the Series A Notes, the 2027 Notes, the 2022 Term Loan or the 2024 Term Loan in effect as of September 30, 2024:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(14,192)	(14.7)%
Down 200 basis points	(9,807)	(10.2)%
Down 100 basis points	(4,985)	(5.2)%
Down 50 basis points	(2,504)	(2.6)%
No change to current base rate (4.98% as of September 30, 2024)	—	—
Up 50 basis points	2,504	2.6%
Up 100 basis points	5,008	5.2%
Up 200 basis points	10,017	10.4%
Up 300 basis points	15,025	15.6%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2026 Notes), or the NAV of our common stock in the event of sudden changes in interest rates. Approximately 6.0% of our investments paid fixed interest rates as of September 30, 2024. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the net asset value of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the NAV of our common stock.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2024.
The table below provides information concerning our repurchases of shares of our common stock in the open market during the three months ended September 30, 2024 pursuant to our share repurchase policy.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2024	71,305	$12.35	71,305	(1)
August 1 to August 31, 2024	26,874	11.93	26,874	(1)
September 1 to September 30, 2024	67,558	11.86	67,558	(1)
Total	165,737	$12.08	165,737	(1)
(1)A description of the shares of our common stock that may be repurchased is set forth in a discussion of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

The table below provides information concerning our purchases of shares of our common stock in the open market during the three months ended September 30, 2024 pursuant to our distribution reinvestment plan in order to satisfy the reinvestment portion of our distributions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2024	18,789	$12.51	18,789	(1)
August 1 to August 31, 2024	—	—	—	—
September 1 to September 30, 2024	131,659	12.10	131,659	(1)
Total	150,448	$12.15	150,448	(1)
(1)A description of the shares of our common stock that may be purchased is set forth in a discussion of the New DRP in Note 5 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
4.4
Indenture, dated as of October 3, 2024, by and between CĪON Investment Corporation and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 814-00941)).

4.5
First Supplemental Indenture, dated as of October 3, 2024, by and between CĪON Investment Corporation and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 814-00941)).

4.6	Form of 7.50% Notes due 2029 (Included as part of and incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 814-00941)).
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

10.21
Unsecured Term Loan Facility Agreement, dated as of April 27, 2022, by and between CĪON Investment Corporation and an Israeli institutional investor (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2022 (File No. 814-00941)).

10.22
Deed of Trust, dated as of February 20, 2023, by and between CĪON Investment Corporation and Mishmeret Trust Company Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2023 (File No. 814-00941)).

10.23
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

10.24
Fifth Amended and Restated Master Confirmation to the Global Master Repurchase Agreement (Class A-1 Notes), dated as of June 14, 2023, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2023 (File No. 814-00941)).

10.25
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

10.27
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

10.28
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

10.29
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

10.30
Amended and Restated Note Purchase Agreement, dated as of September 18, 2024, by and among CĪON Investment Corporation and certain institutional investors (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2024 (File No. 814-00941)).

10.31
Unsecured Term Loan Facility Agreement, dated as of September 30, 2024, by and between CĪON Investment Corporation and an Israeli institutional investor (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2024 (File No. 814-00941)).

Exhibit Number	Description of Document
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
Date: November 6, 2024
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)