Form 10-K
period 2024-12-31
CION Investment Corp
filed 2025-03-13
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2024, based on the closing price on June 28, 2024 of $12.12 on the New York Stock Exchange, was approximately $645,541,052.
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 5, 2025 was 53,026,694.

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
•the price at which shares of our common stock and our 7.50% Notes due 2029 may trade on and volume fluctuations in the New York Stock Exchange, or the NYSE; and
•the costs associated with being a publicly traded company.
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
•increasing scrutiny from stakeholders and regulators with respect to ESG matters may impose additional costs and expose us to additional risks;

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
•in addition to regulatory requirements that restrict our ability to raise capital, the JPM Credit Facility, the 2025 UBS Credit Facility, the 2026 Notes, the 2024 and 2022 Term Loans, the Series A Notes, the 2027 Notes and the 2029 Notes contain various covenants that, if not complied with, could accelerate repayment under such secured and unsecured borrowings, thereby materially and adversely affecting our liquidity, financial condition and results of operations;
•the 2026 Notes, the 2024 and 2022 Term Loans, the Series A Notes, the 2027 Notes and the 2029 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future;

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

•in 2024 we obtained the approval of our shareholders to issue until August 27, 2025, shares of our common stock at prices below the then current NAV per share of our common stock. If we issue such shares or otherwise receive such approval from shareholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share and potentially the trading price of our common stock;
•a shareholder’s interest in us will be diluted if we issue additional shares of common stock, which could reduce the overall value of an investment in us;
•purchases of our common stock by us under our 10b5-1 plan may result in dilution to our NAV per share;

Risks Relating to an Investment in Our Public 2029 Notes

•an active trading market for the 2029 Notes may not exist, which could limit a holder’s ability to sell the 2029 Notes or affect the market price of the 2029 Notes;
•the optional redemption provision may materially adversely affect holders’ return on the 2029 Notes;
•a downgrade, suspension or withdrawal of a credit rating assigned by a rating agency to us, our unsecured debt or the 2029 Notes or a change in the debt markets could cause the liquidity or market value of the 2029 Notes to decline significantly;

General Risk Factors

•global economic, political and market conditions, including uncertainty about the financial stability of the United States, may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability;
•the capital markets may experience periods of disruption, instability and economic uncertainty. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations;
•changes to United States tariff and import/export regulations and trade disputes with other countries may have a negative effect on our portfolio companies and, in turn, harm us;
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

In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase equity interests in the form of common or preferred stock in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.  We expect that our investments will generally range between $5 million and $50 million each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of CIM, subject to oversight by our board of directors. We have made and intend to make smaller investments in syndicated loan opportunities, which typically include investments in companies with annual EBITDA of greater than $75 million, subject to liquidity and diversification constraints. In addition, we may selectively target higher return and special situation investments in the secondary loan market through the purchase of illiquid, lightly syndicated first lien loans offered at a discount due to credit rating or other technical considerations.

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

Portfolio and Investment Activity

As of December 31, 2024, we engaged in the purchase of debt and equity securities primarily issued by portfolio companies and lend directly to portfolio companies. The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of December 31, 2024:

	December 31, 2024
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,610,540	$1,563,256	86.0%
Senior secured second lien debt	5,187	2,680	0.1%
Collateralized securities and structured products - equity	2,980	2,682	0.1%
Unsecured debt	29,487	11,814	0.6%
Equity	226,681	239,438	13.2%
Subtotal/total percentage	1,874,875	1,819,870	100.0%
Short term investments(2)	68,818	68,818
Total investments	$1,943,693	$1,888,688
Number of portfolio companies			105
Purchased at a weighted average price of par			96.17%
Gross annual portfolio yield based upon the purchase price(3)			10.96%
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
Our Common Stock and Exchange Listings

On December 17, 2012, we met our minimum offering requirement of $2,500 in capital raised from persons not affiliated with us, admitted our initial public investors as shareholders and officially commenced operations. Our initial continuous public offering commenced on July 2, 2012 and ended on December 31, 2015, and our follow-on continuous public offering commenced on January 25, 2016 and ended on January 25, 2019, the date on which we closed the public offering of our shares. On October 5, 2021, our shares of common stock commenced trading on the NYSE under the ticker symbol “CION”, or the Listing. Since commencing our initial continuous public offering on July 2, 2012 and through December 31, 2024, we sold 53,189,269 shares of common stock for corresponding net proceeds of $1,121,998. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451 pursuant to our pre-Listing distribution reinvestment plan, for which we issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $270,739, for which we repurchased 17,080,098 shares of common stock. As of December 31, 2024, 17,076,559 shares of common stock repurchased had been retired. For a complete description of our pre-Listing and post-Listing distribution reinvestment plans and pre-Listing and post-Listing share repurchase programs, refer to "Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this report.

On February 26, 2023, our shares of common stock and our Series A Notes listed and commenced trading in Israel on the Tel Aviv Stock Exchange Ltd., or the TASE, under the ticker symbol “CION” and "CION B1", respectively. On October 9, 2024, our 7.50% Notes due 2029 listed and commenced trading on the NYSE under the ticker symbol “CICB”. For a detailed discussion of our Series A Notes and our 2029 Notes, refer to Note 8 to our consolidated financial statements included in this report.

On August 27, 2024, our shareholders approved a proposal that authorizes us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period following such shareholder approval. As of December 31, 2024, we had not issued any such shares. See "Item 1. Business - Regulation" below.

Distributions

In January 2013, we began authorizing monthly distributions to our shareholders. From February 1, 2014 through July 17, 2017, our board of directors authorized and declared on a monthly basis a weekly distribution amount per share of our common stock.  On July 18, 2017, our board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of our common stock. Effective September 28, 2017, our board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which are ratified by our board of directors, each on a quarterly basis. Beginning on March 19, 2020, we changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020. On July 15, 2020, our board of directors determined to recommence the payment of distributions to shareholders in August 2020. On September 15, 2021, we changed the timing of declaring and paying base distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. Base distributions in respect of future quarters and any supplemental or special distributions will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration. Declared base distributions are paid quarterly.

Our management declared and our board of directors ratified distributions for 6, 7 and 5 record dates during the years ended December 31, 2024, 2023 and 2022, respectively. The following table presents distributions per share that were declared during the years ended December 31, 2024, 2023 and 2022:

	Distributions
Three Months Ended	Per Share	Amount
2022
March 31, 2022 (one record date)	$0.28	$15,948
June 30, 2022 (one record date)	0.28	15,949
September 30, 2022 (one record date)	0.31	17,604
December 31, 2022 (two record dates)	0.58	32,074
Total distributions for the year ended December 31, 2022	$1.45	$81,575
2023
March 31, 2023 (one record date)	$0.34	$18,687
June 30, 2023 (one record date)	0.34	18,614
September 30, 2023 (two record dates)	0.39	21,276
December 31, 2023 (three record dates)	0.54	29,290
Total distributions for the year ended December 31, 2023	$1.61	$87,867
2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
December 31, 2024 (two record dates)	0.41	21,835
Total distributions for the year ended December 31, 2024	$1.52	$81,308

On March 10, 2025, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the first quarter of 2025 payable on April 11, 2025 to shareholders of record as of March 28, 2025.

We intend to pay distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. Therefore, subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize, declare, and pay base distributions on a quarterly basis. However, there can be no assurances that we will maintain positive investment performance in future periods in order to sustain our distributions or be able to pay distributions at all. We have adopted an “opt out” distribution reinvestment plan pursuant to which shareholders have the full amount of their cash distributions reinvested in additional common stock. For a detailed discussion of our distributions, refer to Note 5 to our consolidated financial statements included in this report.

About CIM

CIM is a registered investment adviser and our affiliate. CIM is a controlled and consolidated subsidiary of CIG and part of the CION Investments group of companies, or CION Investments. We believe that CION Investments is a leading manager of alternative investment solutions that focuses on alternative credit strategies for individual investors. CION Investments is headquartered in New York, with offices in Los Angeles.

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

Pursuant to an administration agreement, CIM furnishes us with office facilities and equipment, and clerical, bookkeeping and record keeping services. CIM also oversees our financial records and prepares our reports to shareholders and reports filed with the SEC. CIM also performs the calculation and publication of our NAV and oversees the preparation and filing of our tax returns, the payment of our expenses and the performance of various third party service providers. Furthermore, CIM provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. On August 6, 2024, our board of directors, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing August 9, 2024.

About CION Investments

We believe that CION Investments is a leading manager of investment solutions designed to redefine the way individual investors can build their portfolios and help meet their long-term investment goals. With more than 30 years of experience in the alternative asset management industry, CION Investments strives to level the playing field by giving investors direct access to asset management historically only available to the largest institutions. CION Investments provides distribution services as well through CION Securities, LLC, or CION Securities, one of our affiliates.

Market Opportunity

We believe that the market for lending to private U.S. middle-market companies continues to present a compelling investment opportunity. CIM’s management team has witnessed significant demand for debt capital among middle-market companies that have the characteristics we target. We believe that this demand, coupled with the fragmented availability of funding within our target market, will continue to enable us to achieve favorable transaction pricing. We believe that the following characteristics and market trends support our belief:

•The middle-market is a large addressable market that continues to grow. Approximately 80% of U.S. middle-market companies reported that overall company performance has improved year-over-year, with the U.S. middle-market continuing to experience double-digit year-over-year revenue and employment growth. According to the National Center for the Middle Market Year-End 2024 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies employing approximately 48 million people. Approximately 63% of middle market companies have increased their workforce by an average of 10.3%, with a majority of such companies projecting a similar growth pace in 2025. In addition, the U.S. middle-market accounts for approximately one-third of private sector gross domestic product, or GDP, which, measured on a global scale, would be the fifth largest global economy. Collectively, the U.S. middle market generates more than $10 trillion in annual revenue. The year-over-year revenue growth rate realized by the middle market reached an average of 12.1%, with 85% of middle market companies reporting revenue increases in 2024. The National Center for the Middle Market defines middle-market companies as those with $10 million to $1 billion in annual revenue, which we believe has significant overlap with our definition of middle-market companies that generally possess EBITDA of $75 million or less.

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

•There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to finance strategic transactions. We expect that middle-market private equity firms will continue to invest the approximately $1.2 trillion raised since 2014 in middle-market companies, as reported in Pitchbook’s 3Q 2024 U.S. PE Middle Market Report, and that these private equity firms will seek to support their investments with senior loans from other sources, such as us.

•Specialized lending and unfunded private equity commitments drive demand for debt capital.  Lending to small- and middle-market companies requires in-depth diligence, credit expertise, structuring experience and active portfolio management. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. As such, we believe that, of the U.S. financial institutions that are not liquidity constrained, few are capable of pursuing a sustained lending strategy successfully. We believe this creates a significant supply/demand imbalance for small and middle-market credit. We also expect that private equity firms will continue to pursue acquisitions and will seek to leverage their equity investments with debt financing, including senior debt, unitranche debt, and mezzanine loans provided by companies such as ours. According to Pitchbook’s Q3 2024 US PE Middle Market Report, middle-market dealmaking maintained strong momentum throughout 2024, reaching $352.3 billion in deal value by Q3 2024, which ranked as the third-highest total for middle-market buyouts. Also, adding to the imbalance in the availability of credit is the significant amount of unallocated private equity capital raised since 2014 described above, much of which will require debt financing in the coming years. As depicted in the chart below, almost $914 billion of unfunded private equity commitments were outstanding through the end of 2023 (Source: Pitchbook's Q3 2024 US PE Breakdown Summary).
 * As of 12/31/2023
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

Average Nominal Spread of Leveraged Loans[1]

L+700
L+600
L+500
L+400
L+300
L+200
L+100
L+0
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Middle Market
Large Corporate

1 Excludes all facilities in default.
Source: Pitchbook LCD and Morningstar LSTA US Leveraged Loan Index.

Average Discount Spread of Leveraged Loans[2]

L+3000
L+2500
L+2000
L+1500
L+1000
L+500
L+0
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
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

•Broad portfolio.  We seek to create a portfolio of companies engaged in a variety of industries and located in a variety of geographic locations, thereby potentially reducing the risk of a downturn in any one industry, including, without limitation, because of inflation, high interest rates, or geographic location having a disproportionate impact on the value of our portfolio. We are not a “diversified company” as such term is defined under the 1940 Act. Because we are a BDC, we focus on and invest at least 70% of our total assets in U.S. companies, but seek to maintain investments across the various geographic regions of the U.S. To the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. We cannot assure investors that we will be successful in our efforts to maintain a broad portfolio of investments.

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

•First lien investment focus rather than relying on the capital structure to generate risk-adjusted returns. Although CIM will selectively target higher return/special situation investments in the secondary loan market through the purchase of illiquid, lightly syndicated loans, CIM focuses primarily on senior secured first lien loans to private U.S. middle-market companies rather than reaching deeper into such borrower’s capital structure to generate risk-adjusted returns from junior debt or equity investments. In addition to providing us with favorable returns, we believe that this first lien investment focus allows us to mitigate risk in the event of a borrower’s default since we will be in a senior secured first lien position with respect to such borrower’s assets.

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

On December 21, 2021, CION/EagleTree issued senior secured notes of $61,629 to us and $10,875 to ET-BC, or the CION/EagleTree Notes. The CION/EagleTree Notes bear interest at a fixed rate of 14.0% per year and are secured by a first priority security interest in all of the assets of CION/EagleTree. As of December 31, 2024, we held $36,037 and ET-BC held $2,965 of the CION/EagleTree Notes. The obligations of CION/EagleTree under the CION/EagleTree Notes are non-recourse to us.

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

CIM may integrate environmental, social and governance, or ESG, risk considerations within its process for originating loans to U.S. middle market companies. As part of its due diligence process, CIM may consider, alongside other relevant factors, ESG risks, events or conditions that have or could have a material negative impact on the operating and performance metrics of these borrowers in the portfolio. Depending on the circumstances, examples of ESG risks can include physical environmental risks, climate change transition risks, supply chain disruptions, improper labor practices and corruption. CIM may utilize proprietary research to assess ESG risks that are relevant to our investment.

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

The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2024 and 2023, excluding short term investments of $68,818 and $113,446, respectively:

	December 31, 2024		December 31, 2023
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$36,418	2.0%	$98,255	5.3%
2	1,561,233	85.8%	1,603,975	87.2%
3	192,203	10.6%	120,132	6.5%
4	23,554	1.3%	10,304	0.6%
5	6,462	0.3%	8,158	0.4%
	$1,819,870	100.0%	$1,840,824	100.0%
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
Use of Leverage - Our Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of CIM. Our (i) $406.2 million senior secured credit facility, or the JPM Credit Facility, with JPMorgan Chase Bank, National Association, or JPM, (ii) $125 million senior secured credit facility, or the 2025 UBS Credit Facility, with UBS AG, London Branch, or UBS, (iii) $125 million senior unsecured notes due in 2026, or the 2026 Notes, (iv) $200 million senior unsecured notes due in 2027, or the 2027 Notes, (v) $30 million unsecured term loan, or the 2024 Term Loan, with an Israeli institutional investor, (vi) $50 million unsecured term loan, or the 2022 Term Loan, with an Israeli institutional investor, (vii) approximately $114.8 million in Series A unsecured notes due in 2026, or the Series A Notes, and (viii) $172.5 million unsecured notes due in 2029, or the 2029 Notes, allow us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our shareholders. The use of leverage involves significant risks. As of December 31, 2024, our total outstanding consolidated indebtedness, at par value, was approximately $1.12 billion, $425.0 million of which was secured and was indebtedness of our subsidiaries, and we had $131.2 million of commitments available to be borrowed under our existing secured financing arrangements. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangements.

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150% and, as a result, to potentially increase the ratio of a BDC's debt to equity from a maximum of 1-to-1 to a maximum 2-to-1, so long as certain approval and disclosure requirements are satisfied. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150%, which allows us to increase the maximum amount of leverage that we are permitted to incur. Such asset coverage ratio became effective on December 31, 2021. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As of December 31, 2024 and 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 174% and 181%, respectively.
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

We are generally not able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing shareholders, in payment of distributions and in certain other limited circumstances. On August 27, 2024, our shareholders approved our ability to sell or otherwise issue during the next year shares of our common stock at a price below our then current NAV per share in one or more public or private offerings of our common stock not exceeding 25% of such then outstanding shares. If we issue such shares through August 27, 2025, or receive such approval from shareholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock.

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

Compliance with Exchange Listing Requirements

Our common stock and our 2029 Notes are listed on the NYSE under the symbol “CION” and "CICB", respectively. As a listed company on the NYSE, we are subject to various listing standards including corporate governance listing standards. We believe we are in compliance with these rules and standards. On February 26, 2023, our common stock and our Series A Notes listed in Israel on the TASE under the symbol “CION” and "CION B1", respectively, which subjects us to various TASE listing standards including corporate governance listing standards. We believe we are also in compliance with these rules and standards.

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

Recent Developments

2025 UBS Credit Facility

On February 13, 2025, Murray Hill Funding II, LLC, or Murray Hill Funding II, our wholly owned, special purpose financing subsidiary, entered into a Termination Agreement with UBS, as lender, Murray Hill Funding, LLC, CIM, as collateral manager, US Bank Trust Company National Association, as trustee, collateral administrator and revolving note agent, and US Bank National Association, as account bank, or together, US Bank, under which the parties agreed to terminate the existing senior secured repurchase facility with UBS, including, without limitation, the Global Master Repurchase Agreement (2000 version) dated as of May 15, 2017, as well as the annexes thereto and each confirmation and transaction supplement thereunder, the Second Amended and Restated Indenture dated as of December 17, 2020, and the Class A-1 Notes and the Class A-R Notes previously purchased by UBS from Murray Hill Funding II under such agreements.

Simultaneously with terminating the senior secured repurchase facility, Murray Hill Funding II, as borrower, entered into a Loan and Security Agreement, or the 2025 UBS Credit Facility, with UBS, as administrative agent, Murray Hill Funding, LLC, as equity holder, CIM, as collateral manager, each of the lenders from time-to-time party thereto, and US Bank, as collateral agent and document custodian. Under the 2025 UBS Credit Facility, the floating interest rate payable by Murray Hill Funding II on all advances of up to $125,000 was reduced by 0.45% per year, from the three-month SOFR plus a credit spread of 3.20% per year to SOFR plus a credit spread of 2.75% per year. All outstanding advances must be repaid by Murray Hill Funding II on or prior to the maturity date of February 13, 2028. Murray Hill Funding II may prepay advances pursuant to the terms and conditions of the 2025 UBS Credit Facility, subject to a 2.0% premium in certain circumstances. In addition, Murray Hill Funding II will be subject to a non-usage fee of 0.75% per year on the amount, if any, of the aggregate principal amount available under the 2025 UBS Credit Facility that has not been borrowed up to the minimum utilization amount of $100,000.

Q1 2025 Base Distribution

On March 10, 2025, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the first quarter of 2025 payable on April 11, 2025 to shareholders of record as of March 28, 2025.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk, including those relating to our structure and investment objective. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in our securities. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV and the trading prices of our shares of common stock and our 2029 Notes could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

Our board of directors may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results or trading prices of our common stock and our 2029 Notes. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment.

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

We and our portfolio companies are subject to laws and regulations at the local, state and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time, and new legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to our business, financial condition and results of operations.

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations.

In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we and our portfolio companies are or may be required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies and may require additional resources to ensure continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our NAV per share, which may be a disadvantage as compared with other public companies. However, in 2024 we obtained the approval of our shareholders to issue until August 27, 2025, shares of our common stock at prices below the then current NAV per share of our common stock in accordance with the 1940 Act. We may also, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of our common stock if our board of directors, including our independent directors, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

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

We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our secured credit facilities, which include the JPM Credit Facility and the 2025 UBS Credit Facility, or cash flows from operations. Our working capital is used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our shareholders.

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

Increasing scrutiny from stakeholders and regulators with respect to ESG matters may impose additional costs and expose us to additional risks.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social and governance, or ESG, activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our ESG performance does not meet the standards set by such investors or our shareholders, they may choose to exclude our securities from their investments. In addition, investment in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly discussed their consideration of such ESG ratings and measures in making their investment decisions.

“Anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view CIM’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion, or DEI, practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose CIM to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

Additionally, certain regulations related to ESG that are applicable to us and our portfolio companies could adversely affect our business. For example, the European Commission's “action plan on financing sustainable growth” is, among other things, designed to define and reorient investment toward more sustainable economic activity. The action plan contemplates, among other things: establishing European Union, or EU, labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. Moreover, on January 5, 2023, the Corporate Sustainability Reporting Directive, or CSRD, came into effect. The CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU), or NFRD. The CSRD requires a much broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce detailed and prescriptive reports on sustainability-related matters within their financial statements. There can be no assurance that adverse developments with respect to CSRD will not adversely affect our assets or the returns from those assets. One or more of our portfolio companies may fall within the scope of CSRD and this may lead to increased management burdens and costs. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. In March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules were stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

Below-Investment Grade Debt Securities. In addition, we invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services). Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

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

Our financial condition and results of operations could be negatively affected if a significant investment fails to perform as expected.

Our investment portfolio includes investments that may be significant individually or in the aggregate. If a significant investment in one or more companies fails to perform as expected, such a failure could have a material adverse effect on our business, financial condition and operating results, and the magnitude of such effect could be more significant than if we had further diversified our portfolio.

Our investment portfolio includes our investment in David’s Bridal, LLC, which as of December 31, 2024, represented 6.4% of our total portfolio at fair value. In addition, for the year ended December 31, 2024, approximately 4.3% of our total investment income was earned from our investment in David’s Bridal, LLC. For more information, see our consolidated schedules of investments as of December 31, 2024 and 2023 included in this report.

We are exposed to risks associated with changes in interest rates, including the current high interest rate environment.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment returns and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and our target rate of return on invested capital. In addition, an increase in interest rates or otherwise high interest rates would make it more expensive to use debt for our financing needs.

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

In an effort to combat inflation, the Federal Reserve increased the federal funds rate in 2023. Although the Federal Reserve decreased the federal funds rate for three consecutive quarters in 2024, it paused a further reduction in January for the first quarter of 2025. Also, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. If general interest rates remain high, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay high interest amounts, which could result in a default under their loan documents with us. High interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, high interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to pay distributions at a level that provides a similar return, which could reduce the value of our common stock. A decrease in the general level of interest rates can be expected to lead to lower interest rates applicable to our portfolio investments and therefore lower net investment income available for distributions to shareholders. The timing, number and amount of any such future interest rate changes are uncertain and there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been or may be impacted by inflation. The U.S. inflation rate has fluctuated throughout 2024 and early 2025, and it remains well above the historic levels over the past several decades. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and certain of our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans, particularly if interest rates remain high or rise further in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

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

At December 31, 2024, 2023 and 2022, our borrowings for the BDC coverage ratio were $1,117,344, $1,092,344 and $957,500, respectively, and resulted in coverage ratios of 173%, 181% and 192%, respectively. For a detailed discussion on the coverage ratio calculation, refer to Note 13 to our consolidated financial statements included in this report.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $1.95 billion in total assets as of December 31, 2024, (ii) a weighted average cost of funds of 7.82%, (iii) $1,117 million in debt outstanding (i.e., assumes that 89% of the $1.25 billion available to us as of December 31, 2024 under our financing arrangements as of such date is outstanding) and (iv) $821 million in shareholders’ equity. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	(34.35)%	(22.50)%	(10.65)%	1.21%	13.06%

Similarly, assuming (i) $1.95 billion in total assets as of December 31, 2024, (ii) a weighted average cost of funds of 7.82% and (iii) $1,117 million in debt outstanding (i.e., assumes that 89% of the $1.25 billion available to us as of December 31, 2024 under our financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 4.49% just to cover the annual interest payments on our outstanding debt.

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

In addition to regulatory requirements that restrict our ability to raise capital, the JPM Credit Facility, the 2025 UBS Credit Facility, the 2026 Notes, the 2024 and 2022 Term Loans, the Series A Notes, the 2027 Notes and the 2029 Notes contain various covenants that, if not complied with, could accelerate repayment under such secured and unsecured borrowings, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The agreements governing the JPM Credit Facility, the 2025 UBS Credit Facility, the 2026 Notes, the 2024 and 2022 Term Loans, the Series A Notes, the 2027 Notes and the 2029 Notes require us to comply with certain financial and operational covenants. These covenants may include, among other things:

•restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;
•restrictions on our ability to incur liens; and
•maintenance of a minimum level of shareholders’ equity.

As of the date of this Annual Report, we are in compliance in all material respects with the covenants of the JPM Credit Facility, the 2025 UBS Credit Facility, the 2026 Notes, the 2024 and 2022 Term Loans, the Series A Notes, the 2027 Notes and the 2029 Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders’ equity.

Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the JPM Credit Facility, the 2025 UBS Credit Facility, the 2026 Notes, the 2024 and 2022 Term Loans, the Series A Notes, the 2027 Notes and the 2029 Notes. Failure to comply with these covenants could result in a default under such secured and unsecured borrowings, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

The 2026 Notes, the 2024 and 2022 Term Loans, the Series A Notes, the 2027 Notes and the 2029 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2026 Notes, the 2024 and 2022 Term Loans, the Series A Notes, the 2027 Notes and the 2029 Notes are generally not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes, the 2024 and 2022 Term Loans, the Series A Notes, the 2027 Notes and the 2029 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes, the 2024 and 2022 Term Loans, the Series A Notes, the 2027 Notes and the 2029 Notes. As a result, the indebtedness under the JPM Credit Facility and the 2025 UBS Credit Facility is therefore effectively senior in right of payment to our 2026 Notes, the 2024 and 2022 Term Loans, the Series A Notes, the 2027 Notes and the 2029 Notes to the extent of the value of such assets.

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

We are required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

In 2024 we obtained the approval of our shareholders to issue until August 27, 2025, shares of our common stock at prices below the then current NAV per share of our common stock. If we issue such shares or otherwise receive such approval from shareholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share and potentially the trading price of our common stock.

In August 2024, we obtained approval from our shareholders authorizing us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period. We have not issued any such shares as of the date of this report. In the future, we may seek to obtain from our shareholders and they may approve a proposal that again authorizes us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period. Such approval would allow us to access the capital markets in a way that we were previously unable to do as a result of restrictions that, absent shareholder approval, apply to BDCs under the 1940 Act.

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

We are authorized to purchase up to $60 million of shares of our common stock if our shares trade on the NYSE below the most recently announced NAV per share, subject to certain limitations. Any such purchases will be conducted in accordance with applicable securities laws. During the year ended December 31, 2024, we repurchased an aggregate of 995,367 shares under the 10b5-1 trading plan for an aggregate purchase price of $11,347, or an average purchase price of $11.40 per share. Purchases made under our 10b5-1 plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or slowing a decline in the market price of our common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

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

Risks Relating to an Investment in Our Public 2029 Notes

An active trading market for the 2029 Notes may not exist, which could limit a holder’s ability to sell the 2029 Notes or affect the market price of the 2029 Notes.

The 2029 Notes are a recent issue of debt securities. On October 9, 2024, the 2029 Notes commenced trading on the NYSE under the ticker symbol “CICB.” Although the 2029 Notes are listed on the NYSE, we cannot provide any assurances that an active trading market will develop or be maintained for the 2029 Notes or that holders will be able to sell their 2029 Notes. The 2029 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, the time remaining to the maturity of the 2029 Notes, the outstanding principal amount of debt securities with terms identical to the 2029 Notes, the supply of debt securities trading in the secondary market, if any, the redemption or repayment features, if any, of the 2029 Notes, general economic conditions, and our financial condition, performance, prospects and other factors.

Certain of the underwriters have advised us that they intend to make a market in the 2029 Notes, but they are not obligated to do so. Such underwriters may discontinue any market-making in the 2029 Notes at any time at their sole discretion. Accordingly, we cannot assure holders that a liquid trading market will develop or be maintained for the 2029 Notes, that holders will be able to sell their 2029 Notes at a particular time or that the price holders receive when they sell will be favorable. To the extent an active trading market does not develop or is not maintained, the liquidity and trading price for the 2029 Notes may be harmed. Accordingly, holders may be required to bear the financial risk of an investment in the 2029 Notes for an indefinite period of time.

The optional redemption provision may materially adversely affect holders’ return on the 2029 Notes.

The 2029 Notes are redeemable in whole or in part at any time or from time to time on or after December 30, 2026 at our sole option. We may choose to redeem the 2029 Notes at times when prevailing interest rates are lower than the interest rate paid on the 2029 Notes. In this circumstance, holders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the 2029 Notes being redeemed.

A downgrade, suspension or withdrawal of a credit rating assigned by a rating agency to us, our unsecured debt or the 2029 Notes or a change in the debt markets could cause the liquidity or market value of the 2029 Notes to decline significantly.

Our credit ratings are an assessment by a rating agency of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2029 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2029 Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of the 2029 Notes of any changes in our credit ratings. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by a rating agency if in its judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in us, so warrant. An increase in the competitive environment, inability to cover distributions, or increase in leverage could lead to a downgrade in our credit ratings and limit our access to the debt and equity markets capability impairing our ability to grow the business. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the 2029 Notes.

In addition, if the 2029 Notes are no longer rated, this could impact their trading and subject them to greater price volatility. To the extent they are rated and receive a non-investment grade rating, their price and trading activity could be negatively impacted. Moreover, if a rating agency assigns the 2029 Notes a non-investment grade rating, the 2029 Notes may be subject to greater price volatility than securities of similar maturity without such a non-investment grade rating.

General Risk Factors

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

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

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, instability in the Chinese capital markets and global health crises. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

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

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may remain high and cause interest rates and borrowing costs to remain high, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us. In an effort to combat inflation, the Federal Reserve increased the federal funds rate in 2023. Although the Federal Reserve decreased the federal funds rate for three consecutive quarters in 2024, it paused a further reduction in January for the first quarter of 2025. Also, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. The timing, number and amount of any such future interest rate changes are uncertain.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics or outbreaks of infectious diseases), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies with other countries, the ongoing war between Russia and Ukraine and conflicts in the Middle East, and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could also negatively impact the operating results of our portfolio companies.

Additionally, as a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could in turn materially reduce our net asset value and distributions and adversely affect our financial prospects and condition.

The capital markets may experience periods of disruption, instability and economic uncertainty. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption, instability and economic uncertainty. Such periods may result in, among other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. In addition, social and political tensions in the U.S. and around the world may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world's major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs.

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

Further, volatility and dislocation in the capital markets may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that we have raised over the last few years has generally been at higher rates than we have raised debt at in the past due to the higher interest rate environment we have been experiencing. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a high interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Changes to United States tariff and import/export regulations and trade disputes with other countries may have a negative effect on our portfolio companies and, in turn, harm us.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs that could contribute to prolonged trade disputes with other countries. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Finally, there has been significant evolution and developments in the use of artificial intelligence technologies, such as GPT-4o. We cannot fully determine the impact of such evolving technology to our business at this time.

Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to cyber-attacks or other security breaches, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we, CIM or its employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information, which are becoming more sophisticated and difficult to detect. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of CIM’s employees, its affiliates’ employees, our investors and others, and other sensitive information that CIG collects, processes and stores in its data centers and on its networks or those of its third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and CIG must comply in the event of a security incident or cyber-attack. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our and CIG’s cybersecurity risks. The result of any cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks.

Although we are not currently aware of any cyber-attacks or other security incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties, as well as through employee malfeasance. We or our third-party providers may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by foreign governments or cyber terrorists. We may be a target for attacks because, as a specialty finance company, we hold confidential and other sensitive information, including price information, about existing and potential investments. Further, we are dependent on third-party vendors for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration and compliance matters. While we rely on the cybersecurity strategy and policies implemented by CIG, which includes the performance of risk assessments on third-party providers, our reliance on them and their potential reliance on third-party providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on CIG, on us or on our third-party service providers could adversely affect us, our business and our reputation. We cannot guarantee that any third-party infrastructure in CIG’s networks has not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to CIG’s information technology systems or the third-party information technology systems that support our services. CIG’s and our ability to monitor these third parties’ information security practices are limited, and they may not have adequate information security measures in place. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party providers.

As our reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those we or CIG control and those provided by third-party vendors. Cyber-attacks and other security incidents may originate from a wide variety of sources, and while CIG has implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a cyber-attack or other security incident will not occur or that our financial results, operations or confidential information, personal or other sensitive information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched, and may be enhanced by artificial intelligence technologies. CIG relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on its information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although CIG takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential cyber-attacks and other security incidents, there can be no assurance that any of these measures prove effective. CIG expects to be required to devote increasing levels of funding and resources, which may in part be allocated to us, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls.

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

In addition, we operate in a business that is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. In February 2022, the SEC proposed, and subsequently delayed the adoption of, new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. In May 2024, the SEC adopted amendments to Regulation S-P, which, beginning in December 2025, require investment companies and SEC-registered investment advisers to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including providing notice to certain individuals affected by any such incident. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and CIG’s policies and systems designed to manage cybersecurity risks and related disclosures. We also may face increased costs to comply with the new SEC rules, including CIG’s increased costs for cybersecurity training and management, a portion of which may be allocated to us. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the CCPA, the New York SHIELD Act, the General Data Protection Regulation, or GDPR, and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

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

None.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been listed on the NYSE under the ticker symbol "CION" since October 5, 2021. Prior to October 5, 2021, our shares were not listed on an exchange or quoted through a quotation system. The following table sets forth, for each fiscal quarter for the fiscal year ending December 31, 2025 and for the fiscal years ended December 31, 2024 and 2023, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to NAV and distributions declared by us. On March 5, 2025, the last reported closing sales price of our common stock on the NYSE was $12.20 per share, which represented a discount of approximately (20.9)% to the NAV per share reported by us as of December 31, 2024.

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Declared Distributions(3)
	NAV(1)	High	Low
Fiscal Year Ending December 31, 2025
First Fiscal Quarter(4)	*	$12.54	$10.90	*	*	$0.36
Fiscal Year Ended December 31, 2024
First Fiscal Quarter	$16.05	$11.43	$10.55	(28.8)%	(34.3)%	$0.34
Second Fiscal Quarter	$16.08	$12.55	$10.81	(22.0)%	(32.8)%	$0.41
Third Fiscal Quarter	$15.73	$12.46	$11.55	(20.8)%	(26.6)%	$0.36
Fourth Fiscal Quarter	$15.43	$12.08	$11.25	(21.7)%	(27.1)%	$0.41
Fiscal Year Ended December 31, 2023
First Fiscal Quarter	$15.11	$11.25	$9.42	(25.5)%	(37.7)%	$0.34
Second Fiscal Quarter	$15.31	$10.74	$9.13	(29.8)%	(40.4)%	$0.34
Third Fiscal Quarter	$15.80	$11.65	$10.48	(26.3)%	(33.7)%	$0.39
Fourth Fiscal Quarter	$16.23	$11.65	$9.70	(28.2)%	(40.2)%	$0.54
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
(4) Through March 5, 2025.
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

Holders
As of March 5, 2025, we had 1,789 record holders of our common stock, which includes Cede & Co. but does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of shareholders.

Transfer Agent

SS&C Technologies, Inc. (formerly, DST Systems, Inc.) serves as our transfer agent, distribution paying agent and registrar.

Exchange Listings

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

On October 9, 2024, our 2029 Notes commenced trading on the NYSE under the ticker symbol “CICB”.

Distributions and Distribution Reinvestment Plan

We did not declare or pay any distributions during 2012. In January 2013, we began authorizing monthly distributions to our shareholders. From February 1, 2014 through July 17, 2017, our board of directors authorized and declared on a monthly basis a weekly distribution amount per share of our common stock. On July 18, 2017, our board of directors authorized and declared on a quarterly basis a weekly distribution amount per share of our common stock. Effective September 28, 2017, our board of directors delegated to management the authority to determine the amount, record dates, payment dates and other terms of distributions to shareholders, which are ratified by our board of directors, each on a quarterly basis. Beginning on March 19, 2020, we changed the timing of declaring distributions from quarterly to monthly and temporarily suspended the payment of distributions to shareholders commencing with the month ended April 30, 2020. On July 15, 2020, our board of directors determined to recommence the payment of distributions to shareholders in August 2020. On September 15, 2021, we changed the timing of declaring and paying base distributions to shareholders from monthly to quarterly commencing with the fourth quarter of 2021. Base distributions in respect of future quarters and any supplemental or special distributions will be evaluated by management and the board of directors based on circumstances and expectations existing at the time of consideration.

Subject to our board of directors’ discretion and applicable legal restrictions, our management intends to continue to authorize and declare, and our board of directors intends to continue to ratify, a quarterly base distribution amount per share of our common stock. Declared base distributions are paid quarterly. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date such shareholder first owns shares of our common stock. From time to time, we may also pay interim supplemental or special distributions in the form of cash or shares of common stock at the discretion of our board of directors. As required under the 1940 Act, a quarterly estimate of the tax attributes of our distributions will be disclosed to our shareholders on our website at www.cionbdc.com; however, actual determinations of such tax attributes, including determinations from returns of capital, will be made available annually as of the end of our fiscal year, based upon our taxable income and distributions paid for the full year. Each year, information regarding the source of our distributions (i.e., whether paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, the latter of which is a nontaxable distribution) will be disclosed to our shareholders on our website at www.cionbdc.com. Our distributions may exceed our earnings. As a result, a portion of the distributions we make may represent a return of capital.

We elected to be treated for U.S. federal income tax purposes as a RIC, as defined under Subchapter M of the Code, beginning in 2012.

To qualify for and maintain RIC tax treatment, we must, among other things, meet certain source of income and asset diversification requirements and distribute in respect of each taxable year at least 90% of our “investment company taxable income”, which is generally equal to the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we are required to distribute in respect of each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income (adjusted for certain ordinary losses), for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gain net income from preceding years that were not distributed during such years and on which we paid no federal income tax. We intend to continue to pay distributions to our shareholders out of assets legally available for distribution in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. However, we can offer no assurance that (i) we will maintain results that will permit the payment of any distributions, and (ii) we will not be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our management declared and our board of directors ratified distributions for 6, 7 and 5 record dates during the years ended December 31, 2024, 2023 and 2022, respectively. The following table presents distributions per share that were declared during the years ended December 31, 2024, 2023 and 2022:

	Distributions
Three Months Ended	Per Share	Amount
2022
March 31, 2022 (one record date)	$0.28	$15,948
June 30, 2022 (one record date)	0.28	15,949
September 30, 2022 (one record date)	0.31	17,604
December 31, 2022 (two record dates)	0.58	32,074
Total distributions for the year ended December 31, 2022	$1.45	$81,575
2023
March 31, 2023 (one record date)	$0.34	$18,687
June 30, 2023 (one record date)	0.34	18,614
September 30, 2023 (two record dates)	0.39	21,276
December 31, 2023 (three record dates)	0.54	29,290
Total distributions for the year ended December 31, 2023	$1.61	$87,867
2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
December 31, 2024 (two record dates)	0.41	21,835
Total distributions for the year ended December 31, 2024	$1.52	$81,308
On March 10, 2025, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the first quarter of 2025 payable on April 11, 2025 to shareholders of record as of March 28, 2025.

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

The table below provides information concerning our purchases of shares of our common stock in the open market during the years ended December 31, 2024 and 2023 pursuant to the New DRP in order to satisfy the reinvestment portion of our distributions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
2023
January 1 to January 31, 2023	146,946	$11.19	146,946	(1)
February 1 to February 28, 2023	—	—	—	—
March 1 to March 31, 2023	204,427	9.78	204,427	(1)
April 1 to April 30, 2023	—	—	—	—
May 1 to May 31, 2023	—	—	—	—
June 1 to June 30, 2023	174,424	10.71	174,424	(1)
July 1 to July 31, 2023	—	—	—	—
August 1 to August 31, 2023	—	—	—	—
September 1 to September 30, 2023	160,383	11.10	160,383	(1)
October 1 to October 31, 2023	25,764	10.30	25,764	(1)
November 1 to November 30, 2023	—	—	—	—
December 1 to December 31, 2023	139,731	11.66	139,731	(1)
Total for the year ended December 31, 2023	851,675	$10.79	851,675	(1)

2024
January 1 to January 31, 2024	92,108	$11.05	92,108	(1)
February 1 to February 29, 2024	—	—	—	—
March 1 to March 31, 2024	170,571	11.09	170,571	(1)
April 1 to April 30, 2024	—	—	—	—
May 1 to May 31, 2024	—	—	—	—
June 1 to June 30, 2024	135,440	12.44	135,440	(1)
July 1 to July 31, 2024	18,789	12.51	18,789	(1)
August 1 to August 31, 2024	—	—	—	—
September 1 to September 30, 2024	131,659	12.10	131,659	(1)
October 1 to October 31, 2024	—	—	—	—
November 1 to November 30, 2024	—	—	—	—
December 1 to December 31, 2024	130,792	11.85	130,792	(1)
Total for the year ended December 31, 2024	679,359	$11.74	679,359	(1)
(1) See the description of the New DRP above.
The following table reflects the sources of distributions on a GAAP basis that were declared during the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024			2023			2022
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$1.52	$81,308	100.0%	$1.61	$87,867	100.0%	$1.45	$81,575	100.0%
Total distributions	$1.52	$81,308	100.0%	$1.61	$87,867	100.0%	$1.45	$81,575	100.0%

Issuing Shares Below NAV

We are generally not able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing shareholders, in payment of distributions and in certain other limited circumstances. On August 27, 2024, our shareholders approved our ability to sell or otherwise issue during the next year shares of our common stock at a price below our then current NAV per share in one or more public or private offerings of our common stock not exceeding 25% of such then outstanding shares. If we issue such shares through August 27, 2025, or receive such approval from shareholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock.

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

On August 19, 2024, as part of the Post-Listing Share Repurchase Policy, we entered into a new trading plan with an independent broker, Wells Fargo Securities, LLC, in accordance with Rule 10b5-1 of the Exchange Act, based in part on historical trading data with respect to our common stock. The 10b5-1 trading plan permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan expires on August 19, 2025, and is subject to price, market volume and timing restrictions.

The table below provides information concerning our repurchases of shares of our common stock in the open market during the years ended December 31, 2023 and 2024 pursuant to our Post-Listing Share Repurchase Policy.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2023
January 1 to January 31, 2023	129,873	$10.58	129,873	$43,218
February 1 to February 28, 2023	114,733	11.06	114,733	41,951
March 1 to March 31, 2023	93,423	10.17	93,423	41,003
April 1 to April 30, 2023	126,980	9.69	126,980	39,775
May 1 to May 31, 2023	86,950	9.34	86,950	38,964
June 1 to June 30, 2023	114,698	10.31	114,698	37,784
July 1 to July 31, 2023	54,048	10.74	54,048	37,205
August 1 to August 31, 2023	18,518	10.96	18,518	37,002
September 1 to September 30, 2023	95,457	10.65	95,457	35,988
October 1 to October 31, 2023	145,599	10.08	145,599	34,056
November 1 to November 30, 2023	45,556	10.26	45,556	34,056
December 1 to December 31, 2023	89,013	10.84	89,013	33,093
Total for the year ended December 31, 2023	1,114,848		1,114,848

2024
January 1 to January 31, 2024	125,304	$11.14	125,304	$31,700
February 1 to February 29, 2024	165,876	10.97	165,876	29,883
March 1 to March 31, 2024	132,851	10.95	132,851	28,431
April 1 to April 30, 2024	168,002	11.14	168,002	26,564
May 1 to May 31, 2024	27,449	11.67	27,449	26,244
June 1 to June 30, 2024	39,531	12.14	39,531	25,765
July 1 to July 31, 2024	71,305	12.35	71,305	24,885
August 1 to August 31, 2024	26,874	11.93	26,874	24,565
September 1 to September 30, 2024	67,558	11.86	67,558	23,764
October 1 to October 31, 2024	77,367	11.91	77,367	22,846
November 1 to November 30, 2024	24,104	11.63	24,104	22,566
December 1 to December 31, 2024	69,146	11.59	69,146	21,766
Total for the year ended December 31, 2024	995,367		995,367
(1) Amounts do not include any commissions paid to Wells Fargo Securities, LLC on shares repurchased.

From January 1, 2025 to March 5, 2025, we repurchased 162,575 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $1,891, or an average purchase price of $11.63 per share. As of March 5, 2025, 17,242,631 shares of common stock repurchased by us had been retired.

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

Total Return Performance
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
CION
S&P BDC Index
S&P 500

This graph and other information furnished under Part II., Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of, or intended to forecast, future stock price performance.

Fees and Expenses

The following table is intended to assist you in understanding the various fees and expenses that an investor in our common stock will bear, directly or indirectly, based on the assumptions set forth below. We caution you that some of the percentages indicated in the table below are estimates and may vary. The expenses shown in the table under “annual expenses” are based on amounts incurred during the year ended December 31, 2024. The following table and example should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this report contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, the holders of our common stock will indirectly bear such fees or expenses as investors in us.

Shareholder transaction expenses (as a percentage of offering price):
Sales load(1)	—%
Offering costs(2)	—%
Distribution reinvestment plan fees(3)	—%
Total shareholder transaction expenses (as a percentage of offering price)(2)	—%
Estimated annual expenses (as a percentage of average net assets attributable to common stock):(4)
Base management fees(5)	3.17%
Accrued incentive fees pursuant to our investment advisory agreement (17.5% of investment income, subject to a hurdle rate, and capital gains fee)(6)	2.36%
Interest payments on borrowed funds(7)	11.25%
Other expenses(8)	1.42%
Total estimated annual expenses(9)	18.20%
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
(4)Average net assets attributable to common stock used to calculate the percentages in this table equals our average net assets of approximately $861 million for the year ended December 31, 2024.
(5)The base management fees referenced in the table above are based upon the actual amounts incurred during the year ended December 31, 2024. Our annual base management fee payable to CIM pursuant to our investment advisory agreement is calculated at a rate of 1.5% of the average value of our gross assets (including cash pledged as collateral for our secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets) to the extent that our asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee is reduced to 1.0% of the average value of our gross assets (including cash pledged as collateral for our secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets) purchased with leverage resulting in our asset coverage ratio dropping below 200%. At our Special Meeting of Shareholders on December 30, 2021, shareholders approved a proposal to reduce our asset coverage ratio to 150% (i.e., $2 of debt outstanding for each $1 of equity), which became effective on December 31, 2021. The annual base management fee is payable to CIM quarterly in arrears and is calculated based on the two most recently completed calendar quarters. The base management fee for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter. For more detailed information about our base management fee payable to CIM under the terms of the investment advisory agreement, please also see Note 4 “Transactions with Related Parties” of our consolidated financial statements included in this report.
(6)The incentive fees payable to CIM referenced in the table above are based on the actual amount of the subordinated incentive fee on income recorded during the year ended December 31, 2024. For the year ended December 31, 2024, we had no liability for and did not record any capital gains incentive fees. As we cannot predict whether we will meet the thresholds for incentive fees payable to CIM under the investment advisory agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred during the year ended December 31, 2024.

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable to CIM quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, measured quarterly and expressed as a rate of return on our net assets at the beginning of the calendar quarter, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. We pay to CIM (x) 100.0% of our pre-incentive fee net investment income, if any, that exceeds the hurdle rate, but is less than or equal to 1.970% in any calendar quarter (7.879% annualized) and (y) 17.5% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.970% in any calendar quarter (7.879% annualized). The subordinated incentive fee on income for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter. The amount in the table is based on our most recent financial performance for the year ended December 31, 2024.

The second part of the incentive fee, which we refer to as the incentive fee on capital gains, is earned on liquidated investments from our investment portfolio during operations and is determined and payable to CIM in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 17.5% of our incentive fee capital gains, which is our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The amount in the table assumes that the incentive fee on capital gains will be 0.0% of average net assets and is based on actual and projected realized capital gains on our investments through December 31, 2024 and the unrealized appreciation or depreciation of our investments and assumed converted to realized capital gains or losses on such date. See Note 4 “Transactions with Related Parties” of our consolidated financial statements included in this report.
(7)We have borrowed funds to make investments. The costs associated with such borrowings are indirectly borne by our shareholders. Interest payments on borrowed funds includes our interest expense based on borrowings under our $125 million 2026 Notes, our $30 million 2021 Term Loan (fully repaid as of September 24, 2024) and our $172.5 million 2029 Notes for the twelve months ended December 31, 2024, which pay or paid interest at 4.5%, 5.2% and 7.5% per year, respectively. In addition, interest payments on borrowed funds includes our interest expense based on borrowings under our $406.3 million JPM Credit Facility, our $150 million UBS Facility (terminated on February 13, 2025), our $114.8 million Series A Notes, our $200 million 2027 Notes, our $50 million 2022 Term Loan and our $30 million 2024 Term Loan for the twelve months ended December 31, 2024, which bore weighted average interest rates of 8.47%, 8.70%, 8.91%, 9.68%, 8.64% and 8.40%, respectively. On February 13, 2025, we entered into our $125 million 2025 UBS Credit Facility with UBS, which pays interest at a floating rate equal to the three-month SOFR plus a credit spread of 2.75% per year. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act. Our ability to incur additional leverage during 2025 depends, in large part, on our ability to locate additional debt financing on attractive terms or at all, and there is no guarantee we will do so or that such financing will be at the cost noted in the table above.
(8)Other expenses include our overhead expenses, including payments under the administration agreement based on our allocable portion of overhead and other expenses incurred by CIM in performing its obligations under the administration agreement. Other expenses also include accounting, legal and auditing fees as well as the reimbursement of the compensation of our chief financial officer, chief compliance officer and their respective staff and other administrative personnel and fees payable to our independent directors. Our short-term investments consist of an investment in the First American Treasury Obligations Fund, Class Z Shares, in which we paid manager fees and expenses equal to 0.18% of our total investment in the fund during the year ended December 31, 2024, which are "acquired fund fees and expenses" and are included within Other expenses in the table above. The amount presented in the table includes the amounts incurred during 2024. For more detailed information about the terms of the administration agreement, please see Note 4 “Transactions with Related Parties” of our consolidated financial statements included in this report.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to a capital gains incentive fee):	$166	$443	$659	$1,015

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

Assuming, however, that the incentive fee on capital gains under the investment advisory agreement is earned and payable and the subordinated incentive fee on income is not earned and payable the following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock:

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return solely from realized capital gains (all of which is subject to a capital gains incentive fee):	$175	$462	$682	$1,032

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

Senior Securities
(dollar amounts in thousands)

Information about our senior securities (including preferred stock, debt securities and other indebtedness, if any) is shown in the following table as of the end of the last ten fiscal years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015. The report of our independent registered public accounting firm, RSM US LLP, on the senior securities table as of December 31, 2024 is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
JPM Credit Facility
Fiscal 2024	$325,000	$1,730	$—	N/A
Fiscal 2023	550,000	1,810	—	N/A
Fiscal 2022	610,000	1,920	—	N/A
Fiscal 2021	550,000	2,120	—	N/A
Fiscal 2020	625,000	2,210	—	N/A
Fiscal 2019	250,000	2,130	—	N/A
Fiscal 2018	250,000	2,090	—	N/A
Fiscal 2017	224,423	2,490	—	N/A
Fiscal 2016	224,423	3,040	—	N/A
Fiscal 2015	—	2,840	—	N/A
UBS Facility
Fiscal 2024	$100,000	$1,730	$—	N/A
Fiscal 2023	122,500	1,810	—	N/A
Fiscal 2022	142,500	1,920	—	N/A
Fiscal 2021	125,000	2,120	—	N/A
Fiscal 2020	100,000	2,210	—	N/A
Fiscal 2019	200,000	2,130	—	N/A
Fiscal 2018	200,000	2,090	—	N/A
Fiscal 2017	162,500	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
Fiscal 2015	—	2,840	—	N/A
2029 Notes
Fiscal 2024	$172,500	$1,730	$—	$1,014
Fiscal 2023	—	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2016	—	3,040	—	N/A
Fiscal 2015	—	2,840	—	N/A
2026 Notes
Fiscal 2024	$125,000	$1,730	$—	N/A
Fiscal 2023	125,000	1,810	—	N/A
Fiscal 2022	125,000	1,920	—	N/A
Fiscal 2021	125,000	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
Fiscal 2015	—	2,840	—	N/A
2021 Term Loan
Fiscal 2024	$—	$1,730	$—	N/A
Fiscal 2023	30,000	1,810	—	N/A
Fiscal 2022	30,000	1,920	—	N/A
Fiscal 2021	30,000	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
Fiscal 2015	—	2,840	—	N/A
2022 Term Loan
Fiscal 2024	$50,000	$1,740	$—	N/A
Fiscal 2023	50,000	1,810	—	N/A
Fiscal 2022	50,000	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2016	—	3,040	—	N/A
Fiscal 2015	—	2,840	—	N/A
2024 Term Loan
Fiscal 2024	$30,000	$1,730	$—	N/A
Fiscal 2023	—	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
Fiscal 2015	—	2,840	—	N/A
Series A Notes
Fiscal 2024	$114,844	$1,730	$—	N/A
Fiscal 2023	114,844	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
Fiscal 2015	—	2,840	—	N/A
2027 Notes (Tranche A)
Fiscal 2024	$100,000	$1,730	$—	N/A
Fiscal 2023	100,000	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
Fiscal 2015	—	2,840	—	N/A
2027 Notes (Tranche B)
Fiscal 2024	$100,000	$1,730	$—	N/A
Fiscal 2023	—	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
Fiscal 2015	—	2,840	—	N/A
MS Credit Facility
Fiscal 2024	$—	$1,730	$—	N/A
Fiscal 2023	—	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	112,500	2,130	—	N/A
Fiscal 2018	150,000	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
Fiscal 2015	—	2,840	—	N/A
Citibank Credit Facility
Fiscal 2024	$—	$1,730	$—	N/A
Fiscal 2023	—	1,810	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	278,542	2,130	—	N/A
Fiscal 2018	298,542	2,090	—	N/A
Fiscal 2017	324,542	2,490	—	N/A
Fiscal 2016	—	3,040	—	N/A
Fiscal 2015	—	2,840	—	N/A
Citibank Total Return Swap
Fiscal 2024	$—	$1,730	$—	N/A
Fiscal 2023	—	1,810	—	N/A
Fiscal 2022	—	1,920	—	N/A
Fiscal 2021	—	2,120	—	N/A
Fiscal 2020	—	2,210	—	N/A
Fiscal 2019	—	2,130	—	N/A
Fiscal 2018	—	2,090	—	N/A
Fiscal 2017	—	2,490	—	N/A
Fiscal 2016	488,936	3,040	—	N/A
Fiscal 2015	491,708	2,840	—	N/A
Total Senior Securities
Fiscal 2024	$1,117,344	$1,730	$—	N/A
Fiscal 2023	1,092,344	1,810	—	N/A
Fiscal 2022	957,500	1,920	—	N/A
Fiscal 2021	830,000	2,120	—	N/A
Fiscal 2020	725,000	2,210	—	N/A
Fiscal 2019	841,042	2,130	—	N/A
Fiscal 2018	898,542	2,090	—	N/A
Fiscal 2017	711,465	2,490	—	N/A
Fiscal 2016	713,359	3,040	—	N/A
Fiscal 2015	491,708	2,840	—	N/A
(1) Total amount of each class of senior securities outstanding at the end of the period presented.
(2) Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3) The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4) Not applicable because such senior securities are not registered for public trading, except for with respect to our 2029 Notes that commenced trading on the NYSE under the ticker symbol “CICB” on October 9, 2024. Our Series A Notes are registered for public trading in Israel on the TASE under the ticker symbol “CION B1”, but are not registered for public trading in the U.S. The average market value per unit calculated for our 2029 Notes is based on the average daily prices of the 2029 Notes and is expressed in terms of dollar amounts per $1,000 of indebtedness.

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
On October 5, 2021, our shares of common stock began trading on the NYSE under the ticker symbol “CION”. The Listing accomplished our goal of providing our shareholders with greatly enhanced liquidity. On February 26, 2023, our shares of common stock and our Series A Notes listed and commenced trading in Israel on the TASE under the ticker symbol “CION” and "CION B1", respectively. On October 9, 2024, our 2029 Notes listed and commenced trading on the NYSE under the ticker symbol "CICB".
We are managed by CIM, our affiliate and a registered investment adviser. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. On August 6, 2024, our board of directors, including a majority of the board of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 9, 2024. We have also entered into an administration agreement with CIM to provide us with administrative services necessary for us to operate. We and CIM previously engaged AIM to act as our investment sub-adviser.
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
Recent Developments

2025 UBS Credit Facility
On February 13, 2025, Murray Hill Funding II, our wholly owned, special purpose financing subsidiary, entered into a Termination Agreement with UBS, as lender, Murray Hill Funding, LLC, CIM, as collateral manager, and US Bank, as trustee, collateral administrator, revolving note agent and account bank, under which the parties agreed to terminate the existing senior secured repurchase facility with UBS, including, without limitation, the Global Master Repurchase Agreement (2000 version) dated as of May 15, 2017, as well as the annexes thereto and each confirmation and transaction supplement thereunder, the Second Amended and Restated Indenture dated as of December 17, 2020, and the Class A-1 Notes and the Class A-R Notes previously purchased by UBS from Murray Hill Funding II under such agreements.
Simultaneously with terminating the senior secured repurchase facility, Murray Hill Funding II, as borrower, entered into the 2025 UBS Credit Facility with UBS, as administrative agent, Murray Hill Funding, LLC, as equity holder, CIM, as collateral manager, each of the lenders from time-to-time party thereto, and US Bank, as collateral agent and document custodian. Under the 2025 UBS Credit Facility, the floating interest rate payable by Murray Hill Funding II on all advances of up to $125,000 was reduced by 0.45% per year, from the three-month SOFR plus a credit spread of 3.20% per year to SOFR plus a credit spread of 2.75% per year. All outstanding advances must be repaid by Murray Hill Funding II on or prior to the maturity date of February 13, 2028. Murray Hill Funding II may prepay advances pursuant to the terms and conditions of the 2025 UBS Credit Facility, subject to a 2.0% premium in certain circumstances. In addition, Murray Hill Funding II will be subject to a non-usage fee of 0.75% per year on the amount, if any, of the aggregate principal amount available under the 2025 UBS Credit Facility that has not been borrowed up to the minimum utilization amount of $100,000.

Q1 2025 Base Distribution

On March 10, 2025, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the first quarter of 2025 payable on April 11, 2025 to shareholders of record as of March 28, 2025.

Portfolio Investment Activity for the Years Ended December 31, 2024 and 2023

The following table summarizes our investment activity, excluding short term investments and PIK securities, for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
Net Investment Activity	2024	2023
Purchases and drawdowns
Senior secured first lien debt	$439,038	$340,704
Collateralized securities and structured products - debt	2,002	—
Unsecured debt	1,096	4,200
Equity	21,918	5,283
Sales and principal repayments	(486,463)	(300,250)
Net portfolio activity	$(22,409)	$49,937

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2024 and 2023:

	December 31, 2024
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,610,540	$1,563,256	86.0%
Senior secured second lien debt	5,187	2,680	0.1%
Collateralized securities and structured products - equity	2,980	2,682	0.1%
Unsecured debt	29,487	11,814	0.6%
Equity	226,681	239,438	13.2%
Subtotal/total percentage	1,874,875	1,819,870	100.0%
Short term investments(2)	68,818	68,818
Total investments	$1,943,693	$1,888,688
Number of portfolio companies			105
Average annual EBITDA of portfolio companies		$53.6 million
Median annual EBITDA of portfolio companies			$34.2 million
Purchased at a weighted average price of par			96.17%
Gross annual portfolio yield based upon the purchase price(3)			10.96%
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

The following table summarizes the composition of our investment portfolio by the type of interest rate as of December 31, 2024 and 2023, excluding short term investments of $68,818 and $113,446, respectively:

	December 31, 2024			December 31, 2023
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,519,038	$1,476,158	81.1%	$1,521,848	$1,475,126	80.1%
Non-income producing investments	202,115	214,958	11.8%	154,419	184,175	10.0%
Fixed interest rate investments	145,347	119,844	6.6%	155,244	131,533	7.2%
Other income producing investments	8,375	8,910	0.5%	30,673	49,990	2.7%
Total investments	$1,874,875	$1,819,870	100.0%	$1,862,184	$1,840,824	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$285,960	15.7%	$282,237	15.3%
Healthcare & Pharmaceuticals	199,733	11.0%	238,624	13.0%
Retail	160,093	8.8%	135,000	7.3%
Media: Diversified & Production	129,210	7.1%	135,037	7.3%
Energy: Oil & Gas	116,393	6.4%	104,893	5.7%
Services: Consumer	111,832	6.2%	107,195	5.8%
Media: Advertising, Printing & Publishing	104,622	5.7%	116,100	6.3%
Beverage, Food & Tobacco	100,612	5.5%	68,780	3.7%
Construction & Building	99,383	5.5%	104,727	5.7%
Consumer Goods: Durable	95,968	5.3%	59,955	3.3%
Banking, Finance, Insurance & Real Estate	64,422	3.5%	52,272	2.8%
Diversified Financials	56,822	3.1%	85,733	4.7%
Capital Equipment	52,349	2.9%	49,571	2.7%
Hotel, Gaming & Leisure	49,823	2.7%	50,906	2.8%
High Tech Industries	37,665	2.1%	22,671	1.2%
Consumer Goods: Non-Durable	35,210	1.9%	42,381	2.3%
Automotive	31,104	1.7%	12,403	0.7%
Environmental Industries	27,344	1.5%	15,336	0.8%
Containers, Packaging & Glass	18,687	1.0%	18,480	1.0%
Aerospace & Defense	13,825	0.8%	12,000	0.6%
Metals & Mining	13,094	0.7%	13,957	0.8%
Transportation: Cargo	10,465	0.6%	12,201	0.7%
Telecommunications	5,222	0.3%	17,768	1.0%
Chemicals, Plastics & Rubber	32	—	82,597	4.5%
Subtotal/total percentage	1,819,870	100.0%	1,840,824	100.0%
Short term investments	68,818		113,446
Total investments	$1,888,688		$1,954,270
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2024 and 2023, our unfunded commitments amounted to $70,681 and $47,349, respectively. As of March 5, 2025, our unfunded commitments amounted to $69,235. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.

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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of December 31, 2024 and 2023, excluding short term investments of $68,818 and $113,446, respectively:

	December 31, 2024		December 31, 2023
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$36,418	2.0%	$98,255	5.3%
2	1,561,233	85.8%	1,603,975	87.2%
3	192,203	10.6%	120,132	6.5%
4	23,554	1.3%	10,304	0.6%
5	6,462	0.3%	8,158	0.4%
	$1,819,870	100.0%	$1,840,824	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio (Unaudited)
The following table summarizes the composition of our investment portfolio at fair value as of March 5, 2025:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,584,107	86.1%
Senior secured second lien debt	2,679	0.2%
Collateralized securities and structured products - equity	2,682	0.1%
Unsecured debt	11,851	0.6%
Equity	238,489	13.0%
Subtotal/total percentage	1,839,808	100.0%
Short term investments(1)	76,531
Total investments	$1,916,339
Number of portfolio companies		103
Average annual EBITDA of portfolio companies	$53.0 million
Median annual EBITDA of portfolio companies	$33.7 million
Purchased at a weighted average price of par		96.14%
Gross annual portfolio yield based upon the purchase price(2)		10.73%
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
Results of Operations for the Years Ended December 31, 2024 and 2023
Our results of operations for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023
Investment income	$252,432	$251,010
Operating expenses and income taxes	156,572	145,988
Net investment income after taxes	95,860	105,022
Net realized loss on investments and foreign currency	(28,313)	(31,927)
Net change in unrealized (depreciation) appreciation on investments	(33,645)	22,219
Net increase in net assets resulting from operations	$33,902	$95,314
Investment Income
For the years ended December 31, 2024 and 2023, we generated investment income of $252,432 and $251,010, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 113 and 113 portfolio companies held during each respective period. The increase in total investment income was primarily driven by an increase in transaction fees on investments received during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the years ended December 31, 2024 and 2023 was as follows:

	Years Ended December 31,
	2024	2023
Management fees	$27,321	$26,856
Administrative services expense	4,783	3,971
Subordinated incentive fee on income	20,334	22,277
General and administrative	7,157	7,382
Interest expense	96,870	85,556
Income tax expense (benefit), including excise tax	107	(54)
Total operating expenses and income taxes	$156,572	$145,988
The increase in interest expense was primarily the result of higher average borrowings under our financing arrangements during the year ended December 31, 2024 compared to the year ended December 31, 2023, partially offset by lower SOFR rates during the year ended December 31, 2024 compared to the year ended December 31, 2023.
The composition of our general and administrative expenses for the years ended December 31, 2024 and 2023 was as follows:

	Years Ended December 31,
	2024	2023
Professional fees	$2,348	$2,178
Dues and subscriptions	1,001	800
Valuation expense	751	853
Insurance expense	721	675
Director fees and expenses	696	696
Accounting and administrative costs	639	637
Transfer agent expense	488	911
Printing and marketing expense	308	351
Other expenses	205	281
Total general and administrative expense	$7,157	$7,382
Net Investment Income After Taxes

Our net investment income after taxes totaled $95,860 and $105,022 for the years ended December 31, 2024 and 2023, respectively. The decrease in net investment income was primarily the result of an increase in our interest expense during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Net Realized Loss on Investments and Foreign Currency
Our net realized loss on investments and foreign currency totaled $(28,313) and $(31,927) for the years ended December 31, 2024 and 2023, respectively. Net realized losses during the year ended December 31, 2024 were primarily from realized losses on the restructure and write-off of certain investments. Net realized losses during the year ended December 31, 2023 were primarily from realized losses on the restructure of certain investments.

Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled $(33,645) and $22,219 for the years ended December 31, 2024 and 2023, respectively. This change was driven primarily by mark-to-market price changes on certain investments during the year ended December 31, 2024, which were partially offset by realized losses on the restructure and write-off of certain investments. During the year ended December 31, 2023, the net change in unrealized (depreciation) appreciation on investments was driven primarily by mark-to-market price changes on certain investments.
Net Increase in Net Assets Resulting from Operations
For the years ended December 31, 2024 and 2023, we recorded a net increase in net assets resulting from operations of $33,902 and $95,314, respectively, as a result of our operating activity for the respective periods.
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

As of December 31, 2024 and 2023, our asset coverage ratio was 1.73 and 1.81, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage and liquidity requirements.

On August 27, 2024, our shareholders authorized us to issue shares of our common stock at prices below the then current NAV per share in one or more offerings for a 12-month period following such shareholder approval. As of the date of this report, we are not engaged in discussions and do not otherwise intend to issue any such shares.

As of December 31, 2024, we had cash of $7,670 and short term investments of $68,818 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of December 31, 2024, taken together with amounts available to us for borrowing under our secured financing arrangements, is expected to be sufficient for our investing and financing activities and to conduct our operations in the near term. As of December 31, 2024, we had $131 million available under our secured financing arrangements.

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

During the year ended December 31, 2024, we repurchased an aggregate of 995,367 shares under the 10b5-1 trading plan for an aggregate purchase price of $11,347, or an average purchase price of $11.40 per share.

From January 1, 2025 to March 5, 2025, we repurchased an aggregate of 162,575 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $1,891, or an average purchase price of $11.63 per share. From the inception of the initial 10b5-1 trading plan in August 2022 through March 5, 2025, we repurchased an aggregate of 3,931,746 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $40,200, or an average purchase price of $10.23 per share.

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
The following table presents distributions per share that were declared during the years ended December 31, 2024, 2023 and 2022:

	Distributions
Three Months Ended	Per Share	Amount
2022
March 31, 2022 (one record date)	$0.28	$15,948
June 30, 2022 (one record date)	0.28	15,949
September 30, 2022 (one record date)	0.31	17,604
December 31, 2022 (two record dates)	0.58	32,074
Total distributions for the year ended December 31, 2022	$1.45	$81,575

2023
March 31, 2023 (one record date)	$0.34	$18,687
June 30, 2023 (one record date)	0.34	18,614
September 30, 2023 (two record dates)	0.39	21,276
December 31, 2023 (three record dates)	0.54	29,290
Total distributions for the year ended December 31, 2023	$1.61	$87,867

2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
December 31, 2024 (two record dates)	0.41	21,835
Total distributions for the year ended December 31, 2024	$1.52	$81,308

On March 10, 2025, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the first quarter of 2025 payable on April 11, 2025 to shareholders of record as of March 28, 2025. For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of December 31, 2024 and March 5, 2025, our aggregate outstanding borrowings under the JPM Credit Facility were $325,000 and $345,000, respectively, and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $81,250 and $61,250, respectively. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

UBS Facility
As of December 31, 2024, our outstanding borrowings under the Amended UBS Facility were $100,000 and the aggregate unfunded principal amount in connection with the Amended UBS Facility was $50,000. The Amended UBS Facility was terminated on February 13, 2025 simultaneously upon Murray Hill Funding II's entry into the 2025 UBS Credit Facility with UBS. As of March 5, 2025, our outstanding borrowings under the 2025 UBS Credit Facility were $100,000 and the aggregate unfunded principal amount in connection with the 2025 UBS Credit Facility was $25,000. For a detailed discussion of our Amended UBS Facility, its termination and simultaneous entry into the 2025 UBS Credit Facility, refer to Note 8 and Note 16 to our consolidated financial statements included in this report.

2026 Notes

As of December 31, 2024 and March 5, 2025, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2022 Term Loan
As of December 31, 2024 and March 5, 2025, our outstanding borrowings under the 2022 Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 Term Loan. For a detailed discussion of our 2022 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2024 Term Loan
As of December 31, 2024 and March 5, 2025, our outstanding borrowings under the 2024 Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2024 Term Loan. For a detailed discussion of our 2024 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.

Series A Notes
As of December 31, 2024 and March 5, 2025, we had approximately $114,844 in aggregate principal amount of Series A Notes outstanding and there was no unfunded principal amount in connection with the Series A Notes. For a detailed discussion of our Series A Notes, refer to Note 8 to our consolidated financial statements included in this report.

2027 Notes
As of December 31, 2024 and March 5, 2025, we had $200,000 in aggregate principal amount of 2027 Notes outstanding and there was no unfunded principal amount in connection with the 2027 Notes. For a detailed discussion of our 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.

2029 Notes

As of December 31, 2024 and March 5, 2025, we had $172,500 in aggregate principal amount of 2029 Notes outstanding and there was no unfunded principal amount in connection with the 2029 Notes. For a detailed discussion of our 2029 Notes, refer to Note 8 to our consolidated financial statements included in this report.
Unfunded Commitments
As of December 31, 2024 and March 5, 2025, our unfunded commitments amounted to $70,681 and $69,235, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.

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

On May 19, 2017, Murray Hill Funding II entered into the UBS Facility with UBS, as amended on December 1, 2017, May 19, 2020, November 12, 2020, December 17, 2020 and June 14, 2023. The UBS Facility was terminated on February 13, 2025 simultaneously upon Murray Hill Funding II's entry into the 2025 UBS Credit Facility with UBS. See Note 8 and Note 16 to our consolidated financial statements for a more detailed description of the UBS Facility, its termination and the 2025 UBS Credit Facility.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2024, 81.1% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of December 31, 2024, under the terms of the JPM Fifth Amendment, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.55% per year, and we will pay an annual administration fee of 0.20% on JPM’s total financing commitment. Pursuant to the terms of the Amended UBS Facility, as of December 31, 2024, we paid a financing fee equal to the three-month SOFR, plus a spread of 3.20% per year. Pursuant to the terms of the Deed of Trust, the Series A Notes bear interest at a floating rate equal to average overnight SOFR, plus a credit spread of 3.82% per year. The 2027 Notes (Tranche A) bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and are subject to a 2.00% SOFR floor. The 2027 Notes (Tranche B) bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 3.90% per year and are subject to a 2.00% SOFR floor. Pursuant to the terms of the 2022 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. Pursuant to the terms of the 2024 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.80% per year and subject to a 4.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the JPM Fifth Amendment, the Amended UBS Facility, the Series A Notes, the 2027 Notes, the 2022 Term Loan or the 2024 Term Loan in effect as of December 31, 2024:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(19,670)	(19.0)%
Down 200 basis points	(13,724)	(13.2)%
Down 100 basis points	(7,011)	(6.8)%
Down 50 basis points	(3,528)	(3.4)%
No change to current base rate (4.57% as of December 31, 2024)	—	—
Up 50 basis points	3,546	3.4%
Up 100 basis points	7,092	6.8%
Up 200 basis points	14,184	13.7%
Up 300 basis points	21,276	20.5%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2029 Notes and the 2026 Notes), or the NAV of our common stock in the event of sudden changes in interest rates. Approximately 6.6% of our investments paid fixed interest rates as of December 31, 2024. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the NAV of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the NAV of our common stock.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments” and Note 2 to our consolidated financial statements included in this report.

Inflation and Market Volatility

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to geopolitical events, a rise in energy prices and strong consumer demand, inflation is showing signs of remaining high in the U.S. and globally. The U.S. inflation rate has fluctuated throughout 2024 and early 2025, and it remains well above the historic levels over the past several decades. Although the current outlook is uncertain, heightened inflation may persist in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Concerns over future increases in inflation as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified because of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. Persistent inflationary pressures, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions could affect our portfolio companies' respective profit margins.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of CĪON Investment Corporation and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodians, loan agents or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Level 3 Investments
Substantially all of the Company’s investments are recorded at fair value, which represents the price that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. As discussed in Note 2 to the Company’s financial statements, accounting principles generally accepted in the United States of America establish a three-tier fair value hierarchy that prioritizes and ranks the level of market price observability of inputs used by management in measuring the Company’s investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Investments valued using unobservable inputs are classified as Level 3 investments according to the fair value hierarchy discussed in Note 2 to the Company’s financial statements and may require significant management judgment or estimation, including the selection of valuation techniques and the inputs used in those valuation techniques, to estimate fair value. As discussed in Note 9 to the financial statements, the fair value of the Company’s investments classified as Level 3 investments was approximately $1.80 billion as of December 31, 2024.

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

•We selected a sample of investments and evaluated the appropriateness of the valuation techniques used by management to value the Level 3 investments by considering the reasonableness of any significant changes in valuation techniques from prior periods, if applicable, and comparing the valuation techniques to those used by market participants.

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

•For a sample of investments, we utilized valuation specialists to perform the following procedures, among others:
◦Evaluated the appropriateness of management’s valuation techniques by comparing them to those used by a market participant.
◦Developed an independent range of certain unobservable inputs such as market yield, comparable financial performance multiples and discount rates, among others, and compared them to the assumptions used by management.
◦Developed an independent estimate of the fair value and compared our estimate to management’s estimate.
•We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to transactions subsequent to the measurement date, considering changes in market or investment specific factors, among others, when applicable.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

New York, New York
March 12, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CĪON Investment Corporation

Opinion on Internal Control Over Financial Reporting
We have audited internal control over financial reporting of CĪON Investment Corporation and Subsidiaries’ (the Company) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 12, 2025 expressed an unqualified opinion.

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

/s/ RSM US LLP

New York, New York
March 12, 2025

CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,489,777 and $1,610,822, respectively)	$1,448,107	$1,570,676
Non-controlled, affiliated investments (amortized cost of $274,642 and $210,103, respectively)	269,205	206,301
Controlled investments (amortized cost of $179,274 and $154,705, respectively)	171,376	177,293
Total investments, at fair value (amortized cost of $1,943,693 and $1,975,630, respectively)	1,888,688	1,954,270
Cash	7,670	8,415
Interest and fees receivable on investments	45,140	36,724
Receivable due on investments sold and repaid	2,965	967
Prepaid expenses and other assets	1,265	1,348
Total assets	$1,945,728	$2,001,724

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $18,156 and $10,643, respectively)	$1,099,187	$1,081,701
Payable for investments purchased	1,019	4,692
Accounts payable and accrued expenses	1,034	1,036
Interest payable	8,244	10,231
Accrued management fees	6,761	6,893
Accrued subordinated incentive fee on income	3,964	4,615
Accrued administrative services expense	2,006	2,156
Shareholder distribution payable	2,663	10,837
Share repurchase payable	40	—
Total liabilities	1,124,918	1,122,161

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 53,192,808
and 54,184,636 shares issued and 53,189,269 and 54,184,636 shares outstanding, respectively	53	54
Capital in excess of par value	1,021,684	1,033,030
Accumulated distributable losses	(200,927)	(153,521)
Total shareholders' equity	820,810	879,563
Total liabilities and shareholders' equity	$1,945,728	$2,001,724
Net asset value per share of common stock at end of year	$15.43	$16.23

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Investment income
Non-controlled, non-affiliated investments
Interest income	$165,786	$184,013	$140,560
Paid-in-kind interest income	31,397	22,317	22,737
Fee income	9,865	7,871	9,019
Dividend income	5,855	210	103
Non-controlled, affiliated investments
Interest income	6,426	7,068	5,865
Paid-in-kind interest income	11,692	8,372	6,204
Fee income	3,648	2,432	525
Dividend income	411	3,946	79
Controlled investments
Interest income	12,970	8,090	6,049
Paid-in-kind interest income	—	1,050	2,482
Fee income	4,382	1,391	—
Dividend income	—	4,250	1,275
Total investment income	252,432	251,010	194,898
Operating expenses
Management fees	27,321	26,856	27,361
Administrative services expense	4,783	3,971	3,348
Subordinated incentive fee on income	20,334	22,277	18,710
General and administrative	7,157	7,382	7,278
Interest expense	96,870	85,556	49,624
Total operating expenses	156,465	146,042	106,321
Net investment income before taxes	95,967	104,968	88,577
Income tax expense (benefit), including excise tax	107	(54)	372
Net investment income after taxes	95,860	105,022	88,205
Realized and unrealized (losses) gains
Net realized losses on:
Non-controlled, non-affiliated investments	(24,367)	(31,927)	(11,217)
Non-controlled, affiliated investments	(3,946)	—	(21,530)
Foreign currency	—	—	(3)
Net realized losses	(28,313)	(31,927)	(32,750)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(8,218)	15,658	(19,807)
Non-controlled, affiliated investments	5,059	(7,335)	13,523
Controlled investments	(30,486)	13,896	970
Net change in unrealized (depreciation) appreciation	(33,645)	22,219	(5,314)
Net realized and unrealized losses	(61,958)	(9,708)	(38,064)
Net increase in net assets resulting from operations	$33,902	$95,314	$50,141
Per share information—basic and diluted
Net increase in net assets per share resulting from operations	$0.63	$1.74	$0.89
Net investment income per share	$1.79	$1.92	$1.56
Weighted average shares of common stock outstanding	53,564,788	54,685,327	56,556,510
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Shareholders' Equity
(in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2021	56,958,440	$57	$1,059,989	$(129,534)	$930,512
Repurchases of common stock	(1,658,956)	(2)	(15,442)	—	(15,444)
Net investment income	—	—	—	88,205	88,205
Net realized losses on investments	—	—	—	(32,750)	(32,750)
Net unrealized losses on investments	—	—	—	(5,314)	(5,314)
Distributions declared and payable ($1.45 per share)	—	—	—	(81,575)	(81,575)
Balance at December 31, 2022	55,299,484	55	1,044,547	(160,968)	883,634
Repurchases of common stock	(1,114,848)	(1)	(11,517)	—	(11,518)
Net investment income	—	—	—	105,022	105,022
Net realized losses on investments	—	—	—	(31,927)	(31,927)
Net unrealized gains on investments	—	—	—	22,219	22,219
Distributions declared and payable ($1.61 per share)	—	—	—	(87,867)	(87,867)
Balance at December 31, 2023	54,184,636	54	1,033,030	(153,521)	879,563
Repurchases of common stock	(995,367)	(1)	(11,346)	—	(11,347)
Net investment income	—	—	—	95,860	95,860
Net realized losses on investments	—	—	—	(28,313)	(28,313)
Net unrealized losses on investments	—	—	—	(33,645)	(33,645)
Distributions declared and payable ($1.52 per share)	—	—	—	(81,308)	(81,308)
Balance at December 31, 2024	53,189,269	$53	$1,021,684	$(200,927)	$820,810
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023	2022

Operating activities:
Net increase in net assets resulting from operations	$33,902	$95,314	$50,141
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discount on investments	(16,773)	(13,506)	(11,032)
Proceeds from principal repayment of investments	443,595	287,480	407,174
Purchase of investments	(464,054)	(350,203)	(550,538)
Paid-in-kind interest and dividends capitalized	(44,540)	(31,739)	(31,446)
Decrease (increase) in short term investments, net	44,628	(102,577)	77,048
Proceeds from sale of investments	42,868	12,771	62,586
Net realized loss on investments	28,313	31,927	32,747
Net change in unrealized depreciation (appreciation) on investments	33,645	(22,219)	5,314
Amortization of debt issuance costs	5,593	4,073	3,175
(Increase) decrease in interest receivable on investments	(10,516)	(16,372)	(2,821)
(Increase) decrease in dividends receivable on investments	—	1,275	(1,275)
(Increase) decrease in receivable due on investments sold and repaid	(1,998)	49	1,838
(Increase) decrease in prepaid expenses and other assets	83	(523)	(359)
Increase (decrease) in payable for investments purchased	(3,673)	4,692	(11,327)
Increase (decrease) in accounts payable and accrued expenses	(2)	24	(910)
Increase (decrease) in interest payable	(1,987)	2,411	3,481
Increase (decrease) in accrued management fees	(132)	(31)	251
Increase (decrease) in accrued administrative services expense	(150)	453	108
Increase (decrease) in subordinated incentive fee on income payable	(651)	(450)	1,123
Increase (decrease) in shareholder distribution payable	40	—	—
Net cash provided by (used in) operating activities	88,191	(97,151)	35,278
Financing activities:
Repurchase of common stock	(11,347)	(11,518)	(15,444)
Shareholders' distributions paid	(89,482)	(91,961)	(66,644)
Repayments under financing arrangements	(277,500)	(102,500)	—
Borrowings under financing arrangements	302,500	237,344	127,500
Debt issuance costs paid	(13,107)	(8,538)	(1,725)
Net cash (used in) provided by financing activities	(88,936)	22,827	43,687
Net (decrease) increase in cash and restricted cash	(745)	(74,324)	78,965
Cash and restricted cash, beginning of year	8,415	82,739	3,774
Cash and restricted cash, end of year	$7,670	$8,415	$82,739

Supplemental disclosure of cash flow information:
Cash paid for interest	$93,312	$79,032	$42,930
Supplemental non-cash operating activities:
Restructuring of portfolio investment	$92,673	$118,256	$50,554
Cash interest receivable exchanged for additional securities	$2,971	$4,661	$—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 190.5%
A-AG US Protein Bidco, Inc.(n)(w)	S+500, SOFR Floor	11/1/2031	Capital Equipment	$6,000	$5,941	$6,060
Adapt Laser Acquisition, Inc.(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Capital Equipment	10,495	10,494	10,796
Adapt Laser Acquisition, Inc.(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Capital Equipment	3,604	3,600	3,581
AHF Parent Holding, Inc.(n)(x)	S+625, 0.75% SOFR Floor	2/1/2028	Construction & Building	7,379	7,306	7,379
Allen Media, LLC(x)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,681	8,643	7,683
ALM Global, LLC(m)(n)(x)	S+550, 1.00% SOFR Floor	2/21/2029	Media: Advertising, Printing & Publishing	29,502	29,502	29,502
ALM Global, LLC(x)	S+550, 1.00% SOFR Floor	2/21/2029	Media: Advertising, Printing & Publishing	900	900	900
ALM Global, LLC	5.50% Unfunded	2/21/2029	Media: Advertising, Printing & Publishing	230	—	—
ALM Global, LLC	0.50% Unfunded	2/21/2029	Media: Advertising, Printing & Publishing	1,570	—	—
American Clinical Solutions LLC(r)(t)(x)	S+700, 1.00% SOFR Floor	6/30/2025	Healthcare & Pharmaceuticals	13,733	13,733	11,742
American Clinical Solutions LLC(p)(r)	0.00% Unfunded	6/30/2025	Healthcare & Pharmaceuticals	4,600	—	(667)
American Family Care, LLC(m)(x)	S+600, 1.00% SOFR Floor	2/28/2029	Healthcare & Pharmaceuticals	13,331	13,331	13,331
American Family Care, LLC(x)	S+600, 1.00% SOFR Floor	2/28/2029	Healthcare & Pharmaceuticals	455	455	455
American Family Care, LLC	1.00% Unfunded	2/28/2026	Healthcare & Pharmaceuticals	4,091	—	—
American Family Care, LLC	0.50% Unfunded	2/28/2029	Healthcare & Pharmaceuticals	1,818	—	—
American Health Staffing Group, Inc.(m)	Prime+500	11/19/2026	Services: Business	15,405	15,339	15,405
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	3,333	(12)	—
Ancile Solutions, Inc.(m)(x)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	10,775	10,656	11,368
Anthem Sports & Entertainment Inc.(t)(x)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	45,166	45,071	34,778
Anthem Sports & Entertainment Inc.(t)(x)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	3,641	3,641	3,641
Anthem Sports & Entertainment Inc.	0.50% Unfunded	11/15/2026	Media: Diversified & Production	167	—	—
Anthem Sports & Entertainment Inc.(p)	0.00% Unfunded	3/1/2025	Media: Diversified & Production	1,059	—	26
Anthem Sports & Entertainment Inc.(x)	S+700, 1.00% SOFR Floor	3/30/2025	Media: Diversified & Production	2,119	2,119	2,171
Appalachian Resource Company, LLC(w)(z)	S+1000, 1.00% SOFR Floor	9/15/2024	Metals & Mining	5,000	5,000	4,863
Appalachian Resource Company, LLC(w)(z)	S+500, 1.00% SOFR Floor	9/30/2024	Metals & Mining	11,137	11,137	8,231
APS Acquisition Holdings, LLC(m)(x)	S+575, 1.00% SOFR Floor	7/11/2029	Construction & Building	14,664	14,664	14,664
APS Acquisition Holdings, LLC	1.00% Unfunded	7/11/2029	Construction & Building	5,199	—	—
APS Acquisition Holdings, LLC	0.50% Unfunded	7/11/2029	Construction & Building	2,600	—	—
Atlas Supply LLC	13.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	4,800
Avison Young (USA) Inc.(n)(x)	S+625, 2.00% SOFR Floor	3/12/2028	Banking, Finance, Insurance & Real Estate	7,463	7,332	7,425
Avison Young (USA) Inc.(t)(x)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	8,591	8,591	8,591
Avison Young (USA) Inc.(t)(x)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	2,936	2,936	2,774
BDS Solutions Intermediateco, LLC(m)(x)	S+700, 2.00% SOFR Floor	2/7/2027	Services: Business	19,689	19,506	19,516
BDS Solutions Intermediateco, LLC(x)	S+700, 2.00% SOFR Floor	2/7/2027	Services: Business	2,333	2,254	2,313
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	524	—	(5)
Berlitz Holdings, Inc.(w)	S+900, 1.00% SOFR Floor	5/31/2025	Services: Business	15,000	14,839	14,669
Bradshaw International Parent Corp.(n)(w)	S+ 575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,761	12,583	12,761
Bradshaw International Parent Corp.	1.00% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(17)	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cabi, LLC(w)	S+600, 2.00% SOFR Floor	2/28/2027	Retail	14,366	14,256	14,007
Carestream Health, Inc.(n)(r)(x)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	11,172	10,367	11,172
Celerity Acquisition Holdings, LLC(m)(t)(x)	S+850, 1.00% SOFR Floor	5/28/2026	Services: Business	16,746	16,732	16,746
Cennox, Inc.(m)(n)(y)	S+550, 1.00% SOFR Floor	5/4/2029	Services: Business	38,388	38,090	38,388
Cennox, Inc.(y)	S+550, 1.00% SOFR Floor	5/4/2029	Services: Business	653	653	653
Cennox, Inc.	0.50% Unfunded	5/4/2029	Services: Business	2,334	—	—
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	36,037	36,037	36,037
Community Tree Service, LLC(m)(t)(x)	S+975, 1.00% SOFR Floor	6/17/2027	Construction & Building	12,082	12,083	12,082
Core Health & Fitness, LLC(m)(w)	S+800, 3.00% SOFR Floor	6/17/2029	Consumer Goods: Durable	19,900	19,624	19,801
CrossLink Professional Tax Solutions, LLC(m)(w)	S+550, 1.00% SOFR Floor	6/30/2028	High Tech Industries	17,747	17,529	17,525
CrossLink Professional Tax Solutions, LLC(w)	S+550, 1.00% SOFR Floor	6/30/2028	High Tech Industries	368	341	363
CrossLink Professional Tax Solutions, LLC	0.50% Unfunded	6/30/2028	High Tech Industries	1,840	—	(23)
David's Bridal, LLC(m)(s)(x)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	77,050	77,050	73,181
David's Bridal, LLC(s)(x)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	10,164	10,164	9,910
Dermcare Management, LLC(m)(w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,168	9,047	9,168
Dermcare Management, LLC(m)(w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	4,167	4,110	4,167
Dermcare Management, LLC(w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	1,018	1,018	1,018
Dermcare Management, LLC	0.50% Unfunded	4/22/2028	Healthcare & Pharmaceuticals	326	—	—
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(w)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,794	2,761	2,301
Entertainment Studios P&A LLC(x)	S+800, 1.00% SOFR Floor	9/28/2027	Media: Diversified & Production	28,783	28,722	28,783
Entertainment Studios P&A LLC(j)	5.00%	5/18/2037	Media: Diversified & Production	—	—	81
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
ESP Associates, Inc.(m)(w)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	8,597	8,462	8,597
ESP Associates, Inc.(w)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	197	171	197
ESP Associates, Inc.	0.50% Unfunded	7/24/2028	Construction & Building	1,118	—	—
Flatworld Intermediate Corp.(x)	S+675, 1.00% SOFR Floor	10/3/2027	Services: Business	22,957	22,957	22,957
Flatworld Intermediate Corp.	0.50% Unfunded	10/3/2027	Services: Business	5,865	—	—
FuseFX, LLC(m)(t)(x)	S+600, 1.00% SOFR Floor	9/30/2026	Media: Diversified & Production	20,597	20,587	20,140
Future Pak, LLC(m)(n)(x)	S+900, 4.00% SOFR Floor	9/22/2026	Healthcare & Pharmaceuticals	12,649	12,649	12,649
Gold Medal Holdings, Inc.(m)(x)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	27,344	27,157	27,344
Gold Medal Holdings, Inc.	1.00% Unfunded	3/17/2027	Environmental Industries	2,498	(20)	—
H.W. Lochner, Inc.(m)(x)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	8,671	8,630	8,671
H.W. Lochner, Inc.(m)(x)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	10,216	10,024	10,216
H.W. Lochner, Inc.(m)(x)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	2,516	2,461	2,516
HEC Purchaser Corp.(x)	S+550, 1.00% SOFR Floor	6/17/2029	Healthcare & Pharmaceuticals	11,142	10,989	11,142
HEC Purchaser Corp.	0.50% Unfunded	6/17/2029	Healthcare & Pharmaceuticals	1,302	(17)	—
Heritage Power, LLC(t)(w)	S+700, 1.00% SOFR Floor	7/20/2028	Energy: Oil & Gas	1,192	1,192	1,175
Hilliard, Martinez & Gonzales, LLP(t)(x)	S+1200, 2.00% SOFR Floor	2/14/2025	Services: Consumer	27,849	27,849	27,327
Hollander Intermediate LLC(t)(w)	S+875, 3.00% SOFR Floor	9/19/2026	Consumer Goods: Durable	19,246	17,804	17,611
Homer City Generation, L.P.(t)	15.00%	4/16/2025	Energy: Oil & Gas	15,822	15,853	14,319
Homer City Generation, L.P.(t)	17.00%	4/16/2025	Energy: Oil & Gas	13,059	13,060	13,059
Hudson Hospital Opco, LLC(w)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	1,165	1,160	1,095
HUMC Holdco, LLC(w)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	4,939	4,939	4,593
HW Acquisition, LLC(r)	0.50% Unfunded	9/28/2026	Capital Equipment	147	—	(10)
HW Acquisition, LLC(r)(t)(x)	S+600, 0.00% SOFR Floor	9/28/2026	Capital Equipment	5,134	5,115	4,794
HW Acquisition, LLC(r)(t)	Prime+500	9/28/2026	Capital Equipment	3,373	3,363	3,150
ICA Foam Holdings, LLC(m)(x)	S+600, 1.00% SOFR Floor	12/5/2026	Containers, Packaging & Glass	18,876	18,760	18,687

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Inotiv, Inc.(t)(x)	S+675, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	20,880	20,040	19,210
Instant Web, LLC(r)(t)(w)	S+700, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	50,951	50,951	36,557
Instant Web, LLC(r)(t)	Prime+375	2/25/2027	Media: Advertising, Printing & Publishing	562	562	573
Instant Web, LLC(r)(t)(w)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	1,515	1,515	1,488
Instant Web, LLC(r)(t)(w)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	2,494	2,493	2,445
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	1,731	—	(30)
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	757	—	(15)
Invincible Boat Company LLC(m)(w)	S+750, 1.50% SOFR Floor	12/31/2026	Consumer Goods: Durable	13,444	13,416	13,074
Invincible Boat Company LLC(w)	S+750, 1.50% SOFR Floor	12/31/2026	Consumer Goods: Durable	798	798	776
INW Manufacturing, LLC(n)(x)	S+575, 0.75% SOFR Floor	3/25/2027	Services: Business	16,750	16,518	15,975
Ironhorse Purchaser, LLC(n)(w)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	6,982	6,936	6,982
Ironhorse Purchaser, LLC(n)(w)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	2,000	1,988	2,000
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	551	—	—
Ironhorse Purchaser, LLC(w)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	265	261	265
Isagenix International, LLC(r)(x)	S+650, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	9,393	9,393	9,229
JP Intermediate B, LLC(m)(x)	S+650, 1.00% SOFR Floor	11/20/2027	Beverage, Food & Tobacco	53,716	21,298	42,704
K&N Parent, Inc.(t)(w)	S+825, 1.00% SOFR Floor	8/16/2027	Consumer Goods: Durable	5,724	5,724	5,410
K&N Parent, Inc.(w)	S+800, 1.00% SOFR Floor	2/16/2027	Consumer Goods: Durable	4,188	4,077	4,314
KeyImpact Holdings, Inc.(m)(x)	S+650, 1.00% SOFR Floor	1/31/2029	Beverage, Food & Tobacco	18,421	18,421	18,582
Klein Hersh, LLC(i)(w)	S+850, 0.50% SOFR Floor	4/27/2028	Services: Business	23,292	20,615	20,380
LAV Gear Holdings, Inc.(m)(n)(t)(x)	S+628, 1.00% SOFR Floor	10/31/2025	Services: Business	28,040	28,015	27,553
LAV Gear Holdings, Inc.(m)(n)(t)(x)	S+628, 1.00% SOFR Floor	10/31/2025	Services: Business	4,494	4,491	4,421
LGC US Finco, LLC(m)(w)	S+650, 1.00% SOFR Floor	12/20/2025	Capital Equipment	10,981	10,891	10,981
LGC US Finco, LLC(m)(w)	S+650, 1.00% SOFR Floor	12/20/2025	Capital Equipment	1,980	1,956	1,980
Lift Brands, Inc.(m)(n)(r)(w)	S+750, 1.00% SOFR Floor	6/29/2025	Services: Consumer	22,814	22,814	22,814
Lift Brands, Inc.(n)(r)(t)	9.50%	6/29/2025	Services: Consumer	6,660	6,644	6,577
Lift Brands, Inc.(n)(r)(t)	9.50%	6/29/2025	Services: Consumer	7,612	7,522	7,386
Lux Credit Consultants LLC(m)(x)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	17,541	17,541	17,541
Lux Credit Consultants LLC(x)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	1,887	1,887	1,887
Lux Credit Consultants LLC(x)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	405	405	405
Lux Credit Consultants LLC	2.25% Unfunded	4/29/2025	Automotive	4,612	—	—
Lux Credit Consultants LLC	1.00% Unfunded	4/29/2028	Automotive	457	—	—
MacNeill Pride Group Corp.(m)(x)	S+675, 1.00% SOFR Floor	4/22/2026	Services: Consumer	16,604	16,574	16,521
MacNeill Pride Group Corp.(x)	S+675, 1.00% SOFR Floor	4/22/2026	Services: Consumer	6,126	6,106	6,096
Manus Bio Inc.	13.00%	8/20/2026	Healthcare & Pharmaceuticals	7,044	7,022	7,044
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Mimeo.com, Inc.(m)(x)	S+750, 1.00% SOFR Floor	1/31/2026	Media: Advertising, Printing & Publishing	20,925	20,925	20,925
Mimeo.com, Inc.(x)	S+750, 1.00% SOFR Floor	1/31/2026	Media: Advertising, Printing & Publishing	2,756	2,756	2,756
Mimeo.com, Inc.	1.00% Unfunded	1/31/2026	Media: Advertising, Printing & Publishing	2,500	—	—
Moss Holding Company(m)(n)(x)	S+575, 1.00% SOFR Floor	10/17/2026	Services: Business	21,895	21,586	21,895
Moss Holding Company(m)(x)	S+575, 1.00% SOFR Floor	10/17/2026	Services: Business	2,654	2,628	2,654
Moss Holding Company	5.75% Unfunded	10/17/2026	Services: Business	106	—	—
Moss Holding Company	0.50% Unfunded	10/17/2026	Services: Business	2,126	—	—
Newbury Franklin Industrials LLC(m)(x)	S+700, 2.00% SOFR Floor	12/11/2029	Capital Equipment	8,026	7,904	7,906
Newbury Franklin Industrials LLC	1.00% Unfunded	12/11/2029	Capital Equipment	1,974	(15)	(30)
NewsCycle Solutions, Inc.(q)(x)	S+700, 1.00% SOFR Floor	2/27/2024	Media: Advertising, Printing & Publishing	12,286	12,282	9,521
Nova Compression, LLC(m)(t)(x)	S+1050, 2.00% SOFR Floor	10/13/2027	Energy: Oil & Gas	28,297	28,297	28,297
Nova Compression, LLC(t)(x)	S+1050, 2.00% SOFR Floor	10/13/2027	Energy: Oil & Gas	3,300	3,300	3,300
NTM Acquisition Corp.(m)(x)	S+675, 1.00% SOFR Floor	6/18/2026	Hotel, Gaming & Leisure	24,750	24,750	24,750
OpCo Borrower, LLC(m)(n)(x)	S+600, 1.00% SOFR Floor	4/26/2029	Healthcare & Pharmaceuticals	28,875	28,759	28,875
Optio Rx, LLC(u)(z)	L+900, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	1,508	1,508	1,508
Optio Rx, LLC(n)(u)(z)	L+1200, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	2,480	2,480	2,480
Optio Rx, LLC(x)(z)	S+525, 5.00% SOFR Floor	10/10/2024	Healthcare & Pharmaceuticals	1,505	1,505	1,505
Optio Rx, LLC(n)(u)(z)	L+900, 0.00% LIBOR Floor	6/28/2024	Healthcare & Pharmaceuticals	9,267	9,250	9,267
Playboy Enterprises, Inc.(h)(t)(x)	S+625, 0.50% SOFR Floor	5/25/2027	Consumer Goods: Non-Durable	14,228	14,070	14,228
PRA Acquisition, LLC(x)	S+650, 1.00% SOFR Floor	5/12/2028	Hotel, Gaming & Leisure	18,752	18,752	18,611
RA Outdoors, LLC(x)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	11,317	11,317	10,468
RA Outdoors, LLC(x)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	1,115	1,072	1,032
RA Outdoors, LLC(p)	0.50% Unfunded	4/8/2026	Media: Diversified & Production	348	—	(26)
Riddell, Inc. / All American Sports Corp.(m)(w)	S+600, 1.00% SOFR Floor	3/29/2029	Consumer Goods: Durable	16,057	15,781	15,936
Riddell, Inc. / All American Sports Corp.(p)	0.00% Unfunded	3/29/29	Consumer Goods: Durable	1,636	—	(12)
Robert C. Hilliard, L.L.P.(t)(x)	S+1200, 2.00% SOFR Floor	2/14/2025	Services: Consumer	2,311	2,311	2,268
Rogers Mechanical Contractors, LLC(x)	S+625, 1.00% SOFR Floor	9/28/2028	Construction & Building	1,655	1,627	1,670
Rogers Mechanical Contractors, LLC(m)(x)	S+625, 1.00% SOFR Floor	9/28/2028	Construction & Building	15,763	15,735	15,901
Rogers Mechanical Contractors, LLC	1.00% Unfunded	3/28/2026	Construction & Building	2,541	—	22
Rogers Mechanical Contractors, LLC	0.50% Unfunded	9/28/2028	Construction & Building	2,885	(5)	—
RumbleOn, Inc.(m)(t)(x)	S+875, 1.00% SOFR Floor	8/31/2026	Automotive	8,696	8,432	8,479
RumbleOn, Inc.(m)(t)(x)	S+875, 1.00% SOFR Floor	8/31/2026	Automotive	2,624	2,615	2,559
Securus Technologies Holdings, Inc.(m)(t)(x)	S+509, 1.00% SOFR Floor	7/31/2025	Telecommunications	4,049	3,950	3,760
Securus Technologies Holdings, Inc.(x)	S+750, 1.00% SOFR Floor	7/31/2025	Telecommunications	77	77	75
Sequoia Healthcare Management, LLC(q)	12.75%	11/4/2023	Healthcare & Pharmaceuticals	8,525	8,525	4,135

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Sleep Opco, LLC(m)(n)(x)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	13,495	13,383	13,495
Sleep Opco, LLC(m)(x)	S+700, 1.00% SOFR Floor	10/12/2026	Retail	393	393	397
Sleep Opco, LLC(m)(x)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	1,408	1,380	1,408
Sleep Opco, LLC	0.50% Unfunded	10/12/2026	Retail	1,750	(13)	—
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	17,965	17,948	9,791
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	1,596	1,596	822
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	1,026	972	529
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	975	975	502
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	813	770	443
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	L+950	5/29/2025	Healthcare & Pharmaceuticals	743	743	750
Spin Holdco Inc.(n)(x)	S+400, 0.75% SOFR Floor	3/4/2028	Services: Business	9,974	8,603	8,445
STATinMED, LLC(q)(r)(t)(w)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	12,410	11,710	4,592
STATinMED, LLC(r)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	1,004	1,004	942
STATinMED, LLC(r)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	224	224	243
Stengel Hill Architecture, LLC(w)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	14,888	14,888	14,887
Stengel Hill Architecture, LLC(w)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	1,526	1,530	1,526
Stengel Hill Architecture, LLC(w)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	525	525	525
Stengel Hill Architecture, LLC	0.38% Unfunded	8/16/2028	Construction & Building	1,725	—	—
Tactical Air Support, Inc.(m)(w)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	11,850	11,850	11,850
Tactical Air Support, Inc.(w)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,975	1,928	1,975
The Men's Wearhouse, LLC(n)(x)	S+650, 0.00% SOFR Floor	2/26/2029	Retail	1,905	1,896	1,906
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	28
Thrill Holdings LLC(m)(x)	S+600, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	19,081	19,081	19,112
TMK Hawk Parent, Corp.(t)(w)	S+525, 1.00% SOFR Floor	6/30/2029	Services: Business	7,280	7,280	7,043
TMK Hawk Parent, Corp.(p)(t)	0.00% Unfunded	12/31/2028	Services: Business	780	—	—
Trademark Global, LLC(r)(t)(x)	S+850, 1.00% SOFR Floor	6/30/2027	Consumer Goods: Non-Durable	18,139	18,095	14,831
Trammell, P.C.(t)(w)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	15,777	15,777	15,777
Williams Industrial Services Group, Inc.(q)(t)(x)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,525	1,426	641
Williams Industrial Services Group, Inc.(q)(t)(x)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	325	304	137
Wok Holdings Inc.(n)(w)	S+625, 0.00% SOFR Floor	3/1/2026	Beverage, Food & Tobacco	24,583	24,283	23,775
WorkGenius, Inc.(m)(x)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	14,651	14,651	14,651
WorkGenius, Inc.(m)(x)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	7,465	7,465	7,465
WorkGenius, Inc.	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	750	742	750
Xenon Arc, Inc.(m)(x)	S+525, 0.75% SOFR Floor	12/20/2028	High Tech Industries	3,836	3,810	3,836
Total Senior Secured First Lien Debt					1,610,540	1,563,256
Senior Secured Second Lien Debt - 0.3%
RA Outdoors, LLC(m)(t)(x)	S+900, 1.00% SOFR Floor	10/8/2026	Media: Diversified & Production	2,004	2,004	1,293
Securus Technologies Holdings, Inc.(q)(t)(x)	S+931, 1.00% SOFR Floor	11/1/2025	Telecommunications	3,302	3,183	1,387
Total Senior Secured Second Lien Debt					5,187	2,680

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Collateralized Securities and Structured Products - Equity - 0.3%
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)	19.30% Estimated Yield	10/15/2030	Diversified Financials	4,000	978	693
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(g)(h)	11.84% Estimated Yield	4/28/2039	Diversified Financials	2,000	2,002	1,989
Total Collateralized Securities and Structured Products - Equity					2,980	2,682
Unsecured Debt - 1.4%
Klein Hersh, LLC(m)(p)	0.00%	4/27/2032	Services: Business	4,368	988	1,081
Lucky Bucks Holdings LLC(q)(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	25,308	22,860	5,315
SRA Holdings, LLC(r)(x)	S+600, 0.00% SOFR Floor	3/24/2025	Banking, Finance, Insurance & Real Estate	4,103	4,103	4,103
TMK Hawk Parent, Corp.	11.00%	12/15/2031	Services: Business	1,536	1,536	1,315
Total Unsecured Debt					29,487	11,814
Equity - 29.2%
ACS Holdings LLC, Class A-1 Membership Units(p)(r)			Healthcare & Pharmaceuticals	25,115,901 Units	—	—
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(p)(r)			Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(p)			Energy: Oil & Gas	511,255 Units	1,642	652
Avison Young (Canada) Inc., Class A Preferred Shares (12.5% Return)			Banking, Finance, Insurance & Real Estate	8,800,606 Units	9,734	7,965
Avison Young (Canada) Inc., Class F Common Shares(p)			Banking, Finance, Insurance & Real Estate	6,575 Units	3,183	4,713
Carestream Health Holdings, Inc., Common Stock(p)			Healthcare & Pharmaceuticals	614,368 Units	21,759	20,108
CF Arch Holdings LLC, Class A Units(p)			Services: Business	380,952 Units	381	689
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(p)(s)			Diversified Financials	22,072,841 Units	22,073	18,103
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(p)(s)			Diversified Financials	NA	—	—
CTS Ultimate Holdings, LLC, Class A Preferred Units(p)			Construction & Building	849,201 Units	237	323
David's Bridal Holdings, LLC, Common Units(p)(s)			Retail	900,000 Units	23,130	24,570
David's Bridal Holdings, LLC, Preferred Units(p)(s)			Retail	1,000 Units	10,820	9,575
EBSC Holdings LLC, Preferred Units (10% Return)			Consumer Goods: Durable	2,000 Units	2,129	2,460
FWS Parent Holdings, LLC. Class A Membership Interests(p)			Services: Business	35,242 Units	800	596
GSC Technologies Inc., Common Shares(p)(r)			Chemicals, Plastics & Rubber	807,268 Units	—	32
Heritage Litigation Trust, Restricted Stock(p)			Energy: Oil & Gas	238,375 Units	100	117
Instant Web Holdings, LLC, Class A Common Units(p)(r)			Media: Advertising, Printing & Publishing	10,819 Units	—	—
IPP Buyer Holdings, LLC, Class A Units(p)(r)			Retail	8,888,354 Units	10,740	11,644
Isagenix Worldwide, Inc., Common Shares(p)(r)			Beverage, Food & Tobacco	720,420 Units	8,987	6,322
K&N Holdco, LLC, Membership Units(p)			Consumer Goods: Durable	743,846 Units	8,927	2,849
Language Education Holdings GP LLC, Common Units(p)			Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(p)			Services: Business	366,667 Units	825	2,776
LB NewHoldco LLC, Voting Units(p)			Hotel, Gaming & Leisure	123,568 Units	4,200	1,147
Longview Intermediate Holdings C, LLC, Membership Units(p)(r)			Energy: Oil & Gas	1,491,731 Units	12,835	52,166
Mount Logan Capital Inc., Common Stock(f)(h)(r)			Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	2,041
New Giving Acquisition, Inc., Common Stock			Healthcare & Pharmaceuticals	4,630 Units	633	2,322
New HW Holdings Corp., Preferred Stock(p)(r)			Capital Equipment	14 Units	9,899	3,141
New HW Holdings Corp., Common Stock(p)(r)			Capital Equipment	119 Units	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Portfolio Company(a)	Interest	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
NS NWN Acquisition, LLC, Class A Preferred Units		High Tech Industries	111 Units	—	599
NS NWN Acquisition, LLC, Common Equity		High Tech Industries	346 Units	—	—
NS NWN Holdco LLC, Non-Voting Units		High Tech Industries	522 Units	—	181
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)		Consumer Goods: Durable	1,575 Units	1,000	988
Palmetto Clean Technology, Inc., Warrants(p)		High Tech Industries	724,112 Units	472	3,816
PLBY Group, Inc., Series B Preferred Stock(h)(p)		Consumer Goods: Non-Durable	3,825 Units	5,948	6,151
RumbleOn, Inc., Warrants(p)		Automotive	60,606 Units	378	233
Service Compression Holdings, LLC, Junior Preferred Units(p)		Energy: Oil & Gas	389,001 Units	1,326	1,350
Service Compression, LLC, Warrants(p)		Energy: Oil & Gas	730,586 Units	1,426	1,958
Snap Fitness Holdings, Inc., Class A Common Stock(p)(r)		Services: Consumer	9,858 Units	3,078	5,028
Snap Fitness Holdings, Inc., Warrants(p)(r)		Services: Consumer	3,996 Units	1,247	2,038
SRA Parent, LLC, Preferred Units (12% Return)(r)		Banking, Finance, Insurance & Real Estate	9,166,827 Units	9,524	9,533
SRA Parent, LLC, Common Units(p)(r)		Banking, Finance, Insurance & Real Estate	147,827 Units	17,590	17,277
STATinMed Parent, LLC, Class A Preferred Units(p)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	—
STATinMed Parent, LLC, Class B Preferred Units(p)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
TG Parent NewCo LLC, Common Units(o)(p)(r)		Consumer Goods: Non-Durable	9 Units	—	—
TMK Hawk Parent, Corp., Common Shares(p)		Services: Business	643,588 Units	8,579	4,463
TMK Hawk Parent, Corp., Warrants(p)		Services: Business	36,734 Units	—	94
URS Topco, LLC, Common Equity(p)		Transportation: Cargo	430,540 Units	9,669	10,465
WorkGenius, LLC, Class A Units(p)		Services: Business	500 Units	500	746
Yak Holding II, LLC, Series A Common Units		Construction & Building	127,419 Units	—	207
Total Equity				226,681	239,438
Short Term Investments - 8.4%(k)
First American Treasury Obligations Fund, Class Z Shares	4.36%(l)			68,818	68,818
Total Short Term Investments				68,818	68,818
TOTAL INVESTMENTS - 230.1%				$1,943,693	1,888,688
LIABILITIES IN EXCESS OF OTHER ASSETS - (130.1)%					(1,067,878)
NET ASSETS - 100.0%					$820,810
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual Secured Overnight Financing Rate, or SOFR, rate for each loan listed may not be the applicable SOFR rate as of December 31, 2024, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to December 31, 2024. The actual London Interbank Offered Rate, or LIBOR, rate for each loan listed may not be the applicable LIBOR rate as of December 31, 2024, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2024.
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
December 31, 2024
(in thousands)
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of December 31, 2024, 95.9% of the Company’s total assets represented qualifying assets.
i.Due to an annual cap in interest in the loan agreement, the applicable rate on this loan as of December 31, 2024 was 3.88%.
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of December 31, 2024.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of December 31, 2024 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS AG, or UBS, as of December 31, 2024 (see Note 8).
o.Investment is held through CIC Holdco, LLC, a wholly-owned taxable subsidiary of the Company.
p.Non-income producing security.
q.Investment or a portion thereof was on non-accrual status as of December 31, 2024.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2023 and 2024, along with transactions during the year ended December 31, 2024 in these affiliated investments, were as follows:

		Year Ended December 31, 2024				Year Ended December 31, 2024
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2023	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2024	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Afore Insurance Services, LLC
First Lien Term Loan	$4,583	$—	$(4,583)	$—	$—	$—	$363	$—	$—
American Clinical Solutions LLC
First Lien Term Loan	—	13,300	—	(2,225)	11,075	—	503	—	50
Class A-1 Membership Interests	—	—	—	—	—	—	—	—	—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	—	—
Carestream Health, Inc.
First Lien Term Loan	11,423	195	(285)	(161)	11,172	—	1,694	—	—
Carestream Health Holdings Inc.
Common Shares	21,386	—	—	(1,278)	20,108	—	—	—	—
DESG Holdings, Inc.
First Lien Term Loan	85	—	(2,542)	2,457	—	(2,542)	—	—	—
GSC Technologies Inc.
First Lien Term Loan A	1,983	25	(2,076)	68	—	—	213	—	—
First Lien Term Loan B	942	123	(1,108)	43	—	—	131	—	—
Common Shares	1,251	—	—	(1,219)	32	—	—	—	—
HW Acquisition, LLC
Revolving Loan	—	2,890	—	250	3,140	—	215	—	—
First Lien Term Loan	—	16,555	(14,448)	2,687	4,794	(4,549)	939	—	—
Instant Web, LLC
Revolving Loan	2,832	5,641	(6,056)	13	2,430	—	339	—	—
Priming Term Loan	513	65	—	(5)	573	—	64	—	—
First Lien Term Loan	28,555	5,983	—	2,019	36,557	—	5,952	—	—
First Lien Delayed Draw Term Loan	1,013	433	—	12	1,458	—	189	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—	—
IPP Buyer Holdings, LLC
Class A Units	11,910	—	—	(266)	11,644	—	—	—	—
Isagenix International, LLC
First Lien Term Loan	8,518	811	—	(100)	9,229	—	1,081	—	—
Isagenix Worldwide, Inc.
Common Shares	8,404	—	—	(2,082)	6,322	—	—	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

		Year Ended December 31, 2024				Year Ended December 31, 2024
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2023	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2024	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Lift Brands, Inc.
Term Loan A	23,050	—	(236)	—	22,814	—	2,980	—	—
Term Loan B	5,814	631	—	132	6,577	—	628	—	—
Term Loan C	6,259	851	—	276	7,386	—	847	—	—
Longview Intermediate Holdings C, LLC
Membership Units	21,726	10,132	—	20,308	52,166	—	—	—	—
Mount Logan Capital Inc.
Common Stock	1,624	—	(1,511)	(113)	—	—	—	53	—
New HW Holdings Corp.
Preferred Stock	—	9,899	—	(6,758)	3,141	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	4,653	—	—	375	5,028	—	—	—	—
Warrants	1,886	—	—	152	2,038	—	—	—	—
SRA Holdings, LLC
First Lien Term Loan	—	4,158	(56)	1	4,103	—	146	—	—
Membership Units	25,515	—	(23,611)	(1,904)	—	3,145	—	—	—
SRA Parent, LLC
Preferred Equity	—	9,525	—	8	9,533	—	—	358	—
Common Equity	—	17,539	—	(262)	17,277	—	—	—	—
STATinMED, LLC
First Lien Term Loan	10,358	1,032	—	(6,798)	4,592	—	894	—	—
Senior Term Loan	—	1,004	—	(62)	942	—	257	—	2,894
Senior Superpriority Term Loan	—	224	—	19	243	—	—	—	704
STATinMed Parent, LLC
Class A Preferred Units	2,018	—	—	(2,018)	—	—	—	—	—
Class B Preferred Units	—	—	—	—	—	—	—	—	—
TG Parent NewCo LLC
Common Equity	—	—	—	—	—	—	—	—	—
Trademark Global, LLC
First Lien Term Loan	—	13,341	—	1,490	14,831	—	683	—	—
Totals	$206,301	$114,357	$(56,512)	$5,059	$269,205	$(3,946)	$18,118	$411	$3,648
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2023 and 2024, along with transactions during the year ended December 31, 2024 in these controlled investments, were as follows:

		Year Ended December 31, 2024				Year Ended December 31, 2024
Controlled Investments	Fair Value at December 31, 2023	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2024	Net Realized Gain (Loss)	Interest Income(3)	Fee Income
CION/EagleTree Partners, LLC
Senior Secured Note	$59,598	$—	$(23,561)	$—	$36,037	$—	$6,535	$—
Participating Preferred Shares	25,039	—	—	(6,936)	18,103	—	—	—
Common Shares	—	—	—	—	—	—	—	—
David's Bridal, Inc.
Exit First Lien Term Loan	22,050	55,000	—	(3,869)	73,181	—	4,774	4,382
Incremental First Lien Term Loan	16,694	—	(6,870)	86	9,910	—	1,661	—
David's Bridal Holdings, LLC
Preferred Units	12,494	—	—	(2,919)	9,575	—	—	—
Common Units	41,418	—	—	(16,848)	24,570	—	—	—
Totals	$177,293	$55,000	$(30,431)	$(30,486)	$171,376	$—	$12,970	$4,382
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

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)
t.As of December 31, 2024, the following investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
American Clinical Solutions LLC	Senior Secured First Lien Debt	7.00%	4.48%	11.48%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	2.75%	11.34%	14.09%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	6.06%	6.50%	12.56%
Celerity Acquisition Holdings, LLC	Senior Secured First Lien Debt	10.00%	3.24%	13.24%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
Community Tree Service, LLC	Senior Secured First Lien Debt	13.24%	1.25%	14.49%
FuseFX, LLC	Senior Secured First Lien Debt	5.78%	5.00%	10.78%
Heritage Power, LLC	Senior Secured First Lien Debt	5.86%	5.50%	11.36%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	16.67%	16.67%
Hollander Intermediate LLC	Senior Secured First Lien Debt	—	13.22%	13.22%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	17.00%	17.00%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	10.59%	10.59%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	12.50%	12.50%
Inotiv, Inc.	Senior Secured First Lien Debt	11.32%	0.25%	11.57%
Instant Web, LLC	Senior Secured First Lien Debt	—	10.97%	10.97%
Isagenix International, LLC	Senior Secured First Lien Debt	2.50%	8.75%	11.25%
K&N Parent, Inc.	Senior Secured First Lien Debt	7.68%	5.00%	12.68%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	—	10.86%	10.86%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Nova Compression, LLC	Senior Secured First Lien Debt	11.61%	3.25%	14.86%
Playboy Enterprises, Inc.	Senior Secured First Lien Debt	5.76%	5.25%	11.01%
RA Outdoors, LLC	Senior Secured Second Lien Debt	—	13.74%	13.74%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	16.67%	16.67%
RumbleOn, Inc.	Senior Secured First Lien Debt	12.10%	1.50%	13.60%
Securus Technologies Holdings, Inc.	Senior Secured First Lien Debt	5.87%	4.09%	9.96%
Securus Technologies Holdings, Inc.	Senior Secured Second Lien Debt	—	13.64%	13.64%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	14.35%	14.35%
STATinMED, LLC	Senior Secured First Lien Debt	—	14.14%	14.14%
TMK Hawk Parent, Corp.	Senior Secured First Lien Debt	—	9.59%	9.59%
TMK Hawk Parent, Corp.	Unsecured Debt	—	11.00%	11.00%
Trademark Global, LLC	Senior Secured First Lien Debt	—	13.09%	13.09%
Trammell, P.C.	Senior Secured First Lien Debt	—	19.97%	19.97%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	6.18%	16.18%
u.The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2024 was 4.45%.
v.The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2024 was 4.57%.
w.The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2024 was 4.33%.
x.The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2024 was 4.31%.
y.The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2024 was 4.25%.
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
December 31, 2024
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
December 31, 2024
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
Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation for investors. The chief operating decision makers, or CODMs, are comprised of the Company’s co-chief executive officers, chief investment officer and chief financial officer. The CODMs assess the performance and make operating decisions for the Company on a consolidated basis primarily based on the Company’s net increase in shareholders’ equity resulting from operations, or net income. In addition to numerous other factors and metrics, the CODMs utilize net income as a key metric in making investment policy decisions, managing the Company’s portfolio and evaluating the Company’s distribution policy. As the Company’s operations comprise a single operating and reporting segment, the Company's segment assets are reflected on the accompanying consolidated balance sheets as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.
Recent Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board, or the FASB, issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2023. Effective December 31, 2024, the Company has adopted ASU 2022-03 and concluded that this guidance did not have a material impact on the Company's consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. Effective December 31, 2024, the Company has adopted ASU 2023-07 and concluded that this guidance did not have a material impact on the Company's consolidated financial statements.
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
December 31, 2024
(in thousands, except share and per share amounts)
Foreign Currency Translations
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation, unless otherwise noted. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $68,818 and $113,446 of such investments at December 31, 2024 and 2023, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
One of the Company’s wholly-owned consolidated subsidiaries, CIC Holdco, LLC, or CIC Holdco, has elected to be treated as a taxable entity for U.S. federal income tax purposes. As a result, CIC Holdco is not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of December 31, 2024 or 2023.
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
The Company is subject to examination by U.S. federal, New York State, New York City and Maryland income tax jurisdictions for 2021, 2022 and 2023.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
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
December 31, 2024
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
December 31, 2024
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
The Company may have investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of December 31, 2024 and 2023.
Loans and debt securities, including those that are individually identified as being impaired under Accounting Standards Codification 310, Receivables, or ASC 310, are generally placed on non-accrual status immediately if, in the opinion of management, principal or interest is not likely to be paid, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan or security is placed on non-accrual status is reversed against interest income. Interest income is recognized on non-accrual loans or debt securities only to the extent received in cash. However, where there is doubt regarding the ultimate collectability of principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan or debt security. Loans or securities are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured. For full PIK loans, accrual status is restored if future interest and principal payments are reasonably assured.
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
December 31, 2024
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
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from the offering	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	—	—	—	—
Total gross shares/proceeds	—	—	—	—	—	—
Share repurchase program	(995,367)	(11,347)	(1,114,848)	(11,518)	(1,658,956)	(15,444)
Net shares/amounts for share transactions	(995,367)	$(11,347)	(1,114,848)	$(11,518)	(1,658,956)	$(15,444)

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)

Since commencing its initial continuous public offering on July 2, 2012 and through December 31, 2024, the Company sold 53,189,269 shares of common stock for net proceeds of $1,121,998. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $270,739, for which the Company repurchased 17,080,098 shares of common stock. As of December 31, 2024, 17,076,559 shares of common stock repurchased had been retired.
On August 27, 2024, the Company's shareholders approved a proposal that authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. As of December 31, 2024, the Company has not issued any such shares.
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
December 31, 2024
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

The following table summarizes the share repurchases completed during the years ended December 31, 2023 and 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2023
January 1 to January 31, 2023	129,873	$10.58	129,873	$43,218
February 1 to February 28, 2023	114,733	11.06	114,733	41,951
March 1 to March 31, 2023	93,423	10.17	93,423	41,003
April 1 to April 30, 2023	126,980	9.69	126,980	39,775
May 1 to May 31, 2023	86,950	9.34	86,950	38,964
June 1 to June 30, 2023	114,698	10.31	114,698	37,784
July 1 to July 31, 2023	54,048	10.74	54,048	37,205
August 1 to August 31, 2023	18,518	10.96	18,518	37,002
September 1 to September 30, 2023	95,457	10.65	95,457	35,988
October 1 to October 31, 2023	145,599	10.08	145,599	34,056
November 1 to November 30, 2023	45,556	10.26	45,556	34,056
December 1 to December 31, 2023	89,013	10.84	89,013	33,093
Total for the year ended December 31, 2023	1,114,848		1,114,848

2024
January 1 to January 31, 2024	125,304	$11.14	125,304	$31,700
February 1 to February 29, 2024	165,876	10.97	165,876	29,883
March 1 to March 31, 2024	132,851	10.95	132,851	28,431
April 1 to April 30, 2024	168,002	11.14	168,002	26,564
May 1 to May 31, 2024	27,449	11.67	27,449	26,244
June 1 to June 30, 2024	39,531	12.14	39,531	25,765
July 1 to July 31, 2024	71,305	12.35	71,305	24,885
August 1 to August 31, 2024	26,874	11.93	26,874	24,565
September 1 to September 30, 2024	67,558	11.86	67,558	23,764
October 1 to October 31, 2024	77,367	11.91	77,367	22,846
November 1 to November 30, 2024	24,104	11.63	24,104	22,566
December 1 to December 31, 2024	69,146	11.59	69,146	21,766
Total for the year ended December 31, 2024	995,367		995,367
(1) Amounts do not include any commissions paid to Wells Fargo on shares repurchased.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)

From January 1, 2025 to March 5, 2025, the Company repurchased 162,575 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $1,891, or an average purchase price of $11.63 per share. As of March 5, 2025, 17,242,631 shares of common stock repurchased by the Company had been retired.
Note 4. Transactions with Related Parties
For the years ended December 31, 2024, 2023 and 2022, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2024	2023	2022
CIM	Investment adviser	Management fees(1)	$27,321	$26,856	$27,361
CIM	Investment adviser	Incentive fees(1)	20,334	22,277	18,710
CIM	Administrative services provider	Administrative services expense(1)	4,783	3,971	3,348
			$52,438	$53,104	$49,419
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
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement in effect prior to the Listing, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement in effect prior to the Listing, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement also in effect prior to the Listing, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the years ended December 31, 2024 and 2023, the Company recorded subordinated incentive fees on income of $20,334 and $22,277, respectively. As of December 31, 2024 and 2023, the liabilities recorded for subordinated incentive fees were $3,964 and $4,615, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the years ended December 31, 2024, 2023 and 2022, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
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
As of December 31, 2024 and 2023, the total liability payable to CIM and its affiliates was $12,731 and $13,664, respectively, which primarily related to fees earned by CIM during the three months ended December 31, 2024 and 2023, respectively.
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
The Company’s management declared and the Company's board of directors ratified distributions for 6, 7 and 5 record dates during the years ended December 31, 2024, 2023 and 2022, respectively.
The following table presents distributions per share that were declared during the years ended December 31, 2024, 2023 and 2022:

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)

	Distributions
Three Months Ended	Per Share	Amount
2022
March 31, 2022 (one record date)	$0.28	$15,948
June 30, 2022 (one record date)	0.28	15,949
September 30, 2022 (one record date)	0.31	17,604
December 31, 2022 (two record dates)	0.58	32,074
Total distributions for the year ended December 31, 2022	$1.45	$81,575

2023
March 31, 2023 (one record date)	$0.34	$18,687
June 30, 2023 (one record date)	0.34	18,614
September 30, 2023 (two record dates)	0.39	21,276
December 31, 2023 (three record dates)	0.54	29,290
Total distributions for the year ended December 31, 2023	$1.61	$87,867

2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
December 31, 2024 (two record dates)	0.41	21,835
Total distributions for the year ended December 31, 2024	$1.52	$81,308
On March 10, 2025, the Company’s co-chief executive officers declared a quarterly base distribution of $0.36 per share for the first quarter of 2025 payable on April 11, 2025 to shareholders of record as of March 28, 2025.
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
December 31, 2024
(in thousands, except share and per share amounts)
The following table provides information concerning the Company’s purchases of shares of its common stock in the open market during the years ended December 31, 2023 and 2024 pursuant to the New DRP in order to satisfy the reinvestment portion of the Company’s distributions:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
2023
January 1 to January 31, 2023	146,946	$11.19	146,946	(1)
February 1 to February 28, 2023	—	—	—	—
March 1 to March 31, 2023	204,427	9.78	204,427	(1)
April 1 to April 30, 2023	—	—	—	—
May 1 to May 31, 2023	—	—	—	—
June 1 to June 30, 2023	174,424	10.71	174,424	(1)
July 1 to July 31, 2023	—	—	—	—
August 1 to August 31, 2023	—	—	—	—
September 1 to September 30, 2023	160,383	11.10	160,383	(1)
October 1 to October 31, 2023	25,764	10.30	25,764	(1)
November 1 to November 30, 2023	—	—	—	—
December 1 to December 31, 2023	139,731	11.66	139,731	(1)
Total for the year ended December 31, 2023	851,675	$10.79	851,675	(1)

2024
January 1 to January 31, 2024	92,108	$11.05	92,108	(1)
February 1 to February 29, 2024	—	—	—	—
March 1 to March 31, 2024	170,571	11.09	170,571	(1)
April 1 to April 30, 2024	—	—	—	—
May 1 to May 31, 2024	—	—	—	—
June 1 to June 30, 2024	135,440	12.44	135,440	(1)
July 1 to July 31, 2024	18,789	12.51	18,789	(1)
August 1 to August 31, 2024	—	—	—	—
September 1 to September 30, 2024	131,659	12.10	131,659	(1)
October 1 to October 31, 2024	—	—	—	—
November 1 to November 30, 2024	—	—	—	—
December 1 to December 31, 2024	130,792	11.85	130,792	(1)
Total for the year ended December 31, 2024	679,359	$11.74	679,359	(1)
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
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024			2023			2022
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$1.52	$81,308	100.0%	$1.61	$87,867	100.0%	$1.45	$81,575	100.0%
Total distributions	$1.52	$81,308	100.0%	$1.61	$87,867	100.0%	$1.45	$81,575	100.0%

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)
Note 6. Investments
The composition of the Company’s investment portfolio as of December 31, 2024 and 2023 at amortized cost and fair value was as follows:

	December 31, 2024			December 31, 2023
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,610,540	$1,563,256	86.0%	$1,604,111	$1,565,171	85.0%
Senior secured second lien debt	5,187	2,680	0.1%	41,280	29,111	1.6%
Collateralized securities and structured products - equity	2,980	2,682	0.1%	2,362	1,096	0.1%
Unsecured debt	29,487	11,814	0.6%	31,693	12,874	0.7%
Equity	226,681	239,438	13.2%	182,738	232,572	12.6%
Subtotal/total percentage	1,874,875	1,819,870	100.0%	1,862,184	1,840,824	100.0%
Short term investments(2)	68,818	68,818		113,446	113,446
Total investments	$1,943,693	$1,888,688		$1,975,630	$1,954,270
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
December 31, 2024
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$285,960	15.7%	$282,237	15.3%
Healthcare & Pharmaceuticals	199,733	11.0%	238,624	13.0%
Retail	160,093	8.8%	135,000	7.3%
Media: Diversified & Production	129,210	7.1%	135,037	7.3%
Energy: Oil & Gas	116,393	6.4%	104,893	5.7%
Services: Consumer	111,832	6.2%	107,195	5.8%
Media: Advertising, Printing & Publishing	104,622	5.7%	116,100	6.3%
Beverage, Food & Tobacco	100,612	5.5%	68,780	3.7%
Construction & Building	99,383	5.5%	104,727	5.7%
Consumer Goods: Durable	95,968	5.3%	59,955	3.3%
Banking, Finance, Insurance & Real Estate	64,422	3.5%	52,272	2.8%
Diversified Financials	56,822	3.1%	85,733	4.7%
Capital Equipment	52,349	2.9%	49,571	2.7%
Hotel, Gaming & Leisure	49,823	2.7%	50,906	2.8%
High Tech Industries	37,665	2.1%	22,671	1.2%
Consumer Goods: Non-Durable	35,210	1.9%	42,381	2.3%
Automotive	31,104	1.7%	12,403	0.7%
Environmental Industries	27,344	1.5%	15,336	0.8%
Containers, Packaging & Glass	18,687	1.0%	18,480	1.0%
Aerospace & Defense	13,825	0.8%	12,000	0.6%
Metals & Mining	13,094	0.7%	13,957	0.8%
Transportation: Cargo	10,465	0.6%	12,201	0.7%
Telecommunications	5,222	0.3%	17,768	1.0%
Chemicals, Plastics & Rubber	32	—	82,597	4.5%
Subtotal/total percentage	1,819,870	100.0%	1,840,824	100.0%
Short term investments	68,818		113,446
Total investments	$1,888,688		$1,954,270

	December 31, 2024		December 31, 2023
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,782,659	98.0%	$1,812,416	98.4%
Canada	33,541	1.8%	26,350	1.4%
Cayman Islands	2,682	0.1%	1,096	0.1%
Bermuda	988	0.1%	962	0.1%
Subtotal/total percentage	1,819,870	100.0%	1,840,824	100.0%
Short term investments	113,446		113,446
Total investments	$1,888,688		$1,954,270
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of December 31, 2024 and 2023, investments on non-accrual status represented 1.4% and 0.9%, respectively, of the Company's investment portfolio on a fair value basis.
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of December 31, 2024 and 2023, the Company’s unfunded commitments amounted to $70,681 and $47,349, respectively. As of March 5, 2025, the Company’s unfunded commitments amounted to $69,235 (unaudited). Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)
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
On December 21, 2021, CION/EagleTree issued senior secured notes of $61,629 to the Company and $10,875 to ET-BC, or the CION/EagleTree Notes. The CION/EagleTree Notes bear interest at a fixed rate of 14.0% per year and are secured by a first priority security interest in all of the assets of CION/EagleTree. On November 16, 2023, the Company purchased a portion of the CION/EagleTree Notes held by ET-BC. As a result, as of December 31, 2024, the Company held $36,037 and ET-BC held $2,965 of the CION/Eagletree Notes. The obligations of CION/EagleTree under the CION/EagleTree Notes are non-recourse to the Company.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of December 31, 2024:

Portfolio Company	Interest	Maturity	Industry	Principal/ Par Amount/ Units	Cost(a)	Fair Value
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(b)	11.84% Estimated Yield	2/2/2026	Diversified Financials	$8,000	$7,462	$7,911
Total Collateralized Securities and Structured Products - Equity					7,462	7,911
Equity
American Clinical Solutions LLC, Class A Membership Interests(c)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	1,628
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(c)			Media: Diversified & Production	1,469 Units	486	—
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(c)			Media: Diversified & Production	255 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(c)			Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	11,401	11,382
Carestream Health Holdings, Inc., Common Stock(c)			Healthcare & Pharmaceuticals	614,367 Units	21,759	20,108
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	9,191	13,800
CHC Medical Partners, Inc., Additional Series C Preferred Stock, 8% Dividend			Healthcare & Pharmaceuticals	183,723 Units	314	711
CTS Ultimate Holdings LLC, Class A Preferred Units(c)			Construction & Building	3,578,701 Units	1,000	1,360
Dayton HoldCo, LLC, Membership Units(c)			Construction & Building	37,264 Units	—	21
HDNet Holdco LLC, Preferred Unit Call Option(c)			Media: Diversified & Production	1 Unit	—	—
Language Education Holdings GP LLC, Common Units(c)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(c)			Services: Business	133,333 Units	300	1,010
Skillsoft Corp., Class A Common Stock(c)			High Tech Industries	12,171 Units	2,000	292
Spinal USA, Inc. / Precision Medical Inc., Warrants(c)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					51,651	50,312
Short Term Investments(d)
First American Treasury Obligations Fund, Class Z Shares	4.36%(e)				1,643	1,643
Total Short Term Investments					1,643	1,643
TOTAL INVESTMENTS					$60,756	$59,866
a.Represents amortized cost for debt securities and cost for equity investments.
b.The CLO subordinated notes are considered equity positions in the CLO vehicles and are not rated. Equity investments are entitled to recurring distributions, which are generally equal to the remaining cash flow of the payments made by the underlying vehicle's securities less contractual payments to debt holders and expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
c.Non-income producing security.
d.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
e.7-day effective yield as of December 31, 2024.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of December 31, 2023:

Portfolio Company	Interest(a)	Maturity	Industry	Principal/ Par Amount/ Units	Cost(b)	Fair Value
Senior Secured First Lien Debt
Berlitz Holdings, Inc.(f)	S+900, 1.00% SOFR Floor	2/14/2025	Services: Business	$1,200	$1,157	$1,194
Community Tree Service, LLC(g)	S+850, 1.00% SOFR Floor	6/17/2027	Construction & Building	463	463	464
Total Senior Secured First Lien Debt					1,620	1,658
Senior Secured Second Lien Debt
Access CIG, LLC(g)	L+775, 0.00% LIBOR Floor	2/27/2026	Services: Business	7,250	7,229	7,244
MedPlast Holdings, Inc.(e)	L+775, 0.00% LIBOR Floor	7/2/2026	Healthcare & Pharmaceuticals	6,750	6,276	6,535
Total Senior Secured Second Lien Debt					13,505	13,779
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(c)	11.84% Estimated Yield	2/2/2026	Diversified Financials	10,000	9,717	9,117
Total Collateralized Securities and Structured Products - Equity					9,717	9,117
Equity
American Clinical Solutions LLC, Class A Membership Interests(d)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	5,065
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(d)			Media: Diversified & Production	1,469 Units	486	1,622
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(d)			Media: Diversified & Production	255 Units	—	31
Anthem Sports and Entertainment Inc., Common Stock Warrants(d)			Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	12,144	12,464
Carestream Health Holdings, Inc., Common Stock(d)			Healthcare & Pharmaceuticals	614,367 Units	21,759	21,386
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	8,218	10,391
CTS Ultimate Holdings LLC, Class A Preferred Units(d)			Construction & Building	3,578,701 Units	1,000	895
Dayton HoldCo, LLC, Membership Units(d)			Construction & Building	37,264 Units	8,400	14,537
HDNet Holdco LLC, Preferred Unit Call Option(d)			Media: Diversified & Production	1 Unit	—	382
Language Education Holdings GP LLC, Common Units(d)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(d)			Services: Business	133,333 Units	300	503
Skillsoft Corp., Class A Common Stock(d)			High Tech Industries	12,171 Units	2,000	214
Spinal USA, Inc. / Precision Medical Inc., Warrants(d)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					59,507	67,490
Short Term Investments(h)
First American Treasury Obligations Fund, Class Z Shares	5.24%(i)				1,306	1,306
Total Short Term Investments					1,306	1,306
TOTAL INVESTMENTS					$85,655	$93,350
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of December 31, 2024 and 2023:

Selected Balance Sheet Information:	December 31, 2024	December 31, 2023
Investments, at fair value (amortized cost of $60,756 and $85,655, respectively)	$59,866	$93,350
Cash and other assets	—	14
Dividend receivable on investments	342	414
Interest receivable on investments	194	287
Total assets	$60,402	$94,065

Senior secured notes (net of unamortized debt issuance costs of $47 and $70, respectively)	$38,956	$64,432
Other liabilities	152	166
Total liabilities	39,108	64,598
Members' capital	21,294	29,467
Total liabilities and members' capital	$60,402	$94,065
The following table includes selected statement of operations information for CION/EagleTree for the years ended December 31, 2024 and 2023:

Selected Statement of Operations Information:	Year Ended December 31, 2024	Year Ended December 31, 2023
Total revenue	$4,746	$6,230
Total expenses	7,974	10,213
Net realized gain (loss) on investments	3,641	(2,083)
Net change in unrealized (depreciation) appreciation on investments	(8,585)	4,338
Net decrease in net assets from operations	$(8,172)	$(1,728)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2024:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	SOFR+2.55%(1)	$325,000	$81,250	June 15, 2027
2029 Notes(2)	U.S. Public Bond Offering	7.50%	172,500	—	December 30, 2029
2026 Notes(3)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
UBS Facility(4)	Repurchase Agreement	SOFR+3.20%	100,000	50,000	January 15, 2025
Series A Notes(5)	Israel Public Bond Offering	SOFR+3.82%	114,844	—	August 31, 2026
2027 Notes (Tranche A)	Note Purchase Agreement	SOFR+4.75%	100,000	—	November 8, 2027
2027 Notes (Tranche B)	Amended and Restated Note Purchase Agreement	SOFR+3.90%	100,000	—	November 8, 2027
2022 Term Loan	Term Loan Facility Agreement	SOFR+3.50%	50,000	—	April 27, 2027
2024 Term Loan	Term Loan Facility Agreement	SOFR+3.80%	30,000	—	September 30, 2027
			$1,117,344	$131,250
(1)34th Street will pay an annual administration fee of 0.20% on JPM's total financing commitment. The administration fee is included in interest expense in the consolidated statements of operations.
(2)As of December 31, 2024, the fair value of the 2029 Notes was $174,087, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of December 31, 2024.
(3)As of December 31, 2024, the fair value of the 2026 Notes was $125,000, which was based on a yield analysis and discount rate commensurate with the market yields for similar types of debt. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2024.
(4)As described in Note 16, on February 13, 2025, Murray Hill Funding II and UBS terminated the UBS facility and simultaneously entered into the 2025 UBS Credit Facility.
(5)As of December 31, 2024, the fair value of the Series A Notes was $116,497, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of December 31, 2024.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)
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
As of December 31, 2023, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility was $550,000. On September 25, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $675,000 to $600,000 and repaid $70,000 of outstanding borrowings. On September 30, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $600,000 to $562,500 and repaid $30,000 of outstanding borrowings. On November 15, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $562,500 to $468,750 and repaid $75,000 of outstanding borrowings. On December 31, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $468,750 to $406,250 and repaid $50,000 of outstanding borrowings. As of December 31, 2024, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility was $325,000 and the aggregate unfunded principal amount was $81,250. The carrying amount outstanding under the Third Amended JPM Credit Facility approximates its fair value.
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
In connection with the Third Amended JPM Credit Facility, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the year ended December 31, 2024, 34th Street was in compliance with all covenants and reporting requirements.
Through December 31, 2024, the Company incurred debt issuance costs of $18,070 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of December 31, 2024 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility. At December 31, 2024, the unamortized portion of the debt issuance costs was $4,993.
For the years ended December 31, 2024 and 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Third Amended JPM Credit Facility were as follows:

	Years Ended December 31,
	2024	2023
Stated interest expense	$42,934	$50,223
Amortization of deferred financing costs	2,013	2,097
Non-usage fee	1,211	808
Total interest expense	$46,158	$53,128
Weighted average interest rate(1)	8.47%	8.45%
Average borrowings	$513,866	$595,342
(1)Includes the stated interest expense and non-usage fee on the unused portion of the Third Amended JPM Credit Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)
2029 Notes
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

The 2029 Notes will mature on December 30, 2029, unless previously redeemed or repurchased in accordance with their terms. The interest rate of the 2029 Notes is 7.50% per year and will be paid quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, which commenced on December 30, 2024. The 2029 Notes are the Company's direct unsecured obligations and rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness; senior to any series of preferred stock that the Company may issue in the future; senior to any of the Company's future indebtedness that expressly provides it is subordinated to the 2029 Notes; effectively subordinated to all of the Company's existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company's existing or future subsidiaries.

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

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage ratio requirements set forth in the 1940 Act, but giving effect to any exemptive relief granted to the Company by the SEC, and certain other exceptions, and to provide financial information to the holders of the 2029 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. For the period from October 3, 2024 through December 31, 2024, the Company was in compliance with all covenants and reporting requirements.

The 2029 Notes were offered and sold in an offering registered under the Securities Act pursuant to the Company's shelf registration statement on Form N-2 (Registration No. 333-278658) previously filed with the SEC, as supplemented by a preliminary prospectus supplement dated September 26, 2024 and a final prospectus supplement dated September 26, 2024.
Through December 31, 2024, the Company incurred debt issuance costs of $4,305 in connection with issuing the 2029 Notes, which were recorded as a direct reduction to the outstanding balance of the 2029 Notes, which is included in the Company’s consolidated balance sheet as of December 31, 2024 and will amortize to interest expense over the term of the 2029 Notes. At December 31, 2024, the unamortized portion of the debt issuance costs was $4,095.
For the period from October 3, 2024 through December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2029 Notes were as follows:

For the Period From October 3, 2024 Through December 31, 2024

Stated interest expense	$3,163
Amortization of deferred financing costs	210
Total interest expense	$3,373
Weighted average interest rate(1)	7.50%
Average borrowings	$172,500
(1)Includes the stated interest expense on the 2029 Notes and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
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

The 2026 Notes mature on February 11, 2026. The 2026 Notes bear interest at a rate of 4.50% per year payable semi-annually on February 11th and August 11th of each year, which commenced on August 11, 2021. The Company has the right to, at its option, redeem all or a part that is not less than 10% of the 2026 Notes (i) after February 11, 2025 but on or before August 11, 2025, at a redemption price equal to 101% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, and (ii) after August 11, 2025, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any.
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the year ended December 31, 2024, the Company was in compliance with all covenants and reporting requirements.
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
Through December 31, 2024, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of December 31, 2024 and will amortize to interest expense over the term of the 2026 Notes. At December 31, 2024, the unamortized portion of the debt issuance costs was $595.
For the years ended December 31, 2024 and 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Years Ended December 31,
	2024	2023
Stated interest expense	$5,625	$5,625
Amortization of deferred financing costs	535	533
Total interest expense	$6,160	$6,158
Weighted average interest rate(1)	4.50%	4.50%
Average borrowings	$125,000	$125,000
(1)Includes the stated interest expense on the 2026 Notes and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)
UBS Facility
On May 19, 2017, the Company, through two newly-formed, wholly-owned, special-purpose financing subsidiaries, entered into a financing arrangement with UBS pursuant to which up to $125,000 was made available to the Company.
Pursuant to the financing arrangement, assets in the Company's portfolio may be contributed from time to time to Murray Hill Funding II. On May 19, 2017, the Company contributed assets to Murray Hill Funding II. The assets held by Murray Hill Funding II secured the obligations of Murray Hill Funding II under Class A-1 Notes, or the Notes, issued by Murray Hill Funding II. Pursuant to an Indenture, dated May 19, 2017, between Murray Hill Funding II and U.S. Bank National Association, or U.S. Bank, as trustee, or the Indenture, the aggregate principal amount of Notes that could have been issued by Murray Hill Funding II from time to time was $192,308. Murray Hill Funding, LLC, or Murray Hill Funding, purchased the Notes issued by Murray Hill Funding II at a purchase price equal to their par value. The Company makes capital contributions to Murray Hill Funding II to, among other things, maintain the value of the portfolio of assets held by Murray Hill Funding II.
Principal on the Notes was due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contained events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding. As of and for the year ended December 31, 2024, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
Murray Hill Funding, in turn, entered into a repurchase transaction with UBS, pursuant to the terms of a Global Master Repurchase Agreement and the related Annex and Master Confirmation thereto, each dated May 19, 2017, or collectively, the UBS Facility. Pursuant to the UBS Facility, on May 19, 2017 and June 19, 2017, UBS purchased Notes held by Murray Hill Funding for an aggregate purchase price equal to 65% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that could have been purchased under the UBS Facility was $192,308. Accordingly, the aggregate maximum amount payable to Murray Hill Funding under the UBS Facility would not have exceeded $125,000. Murray Hill Funding was required to repurchase the Notes sold to UBS under the UBS Facility by no later than May 19, 2020. The repurchase price paid by Murray Hill Funding to UBS was equal to the purchase price paid by UBS for the repurchased Notes (giving effect to any reductions resulting from voluntary partial prepayment(s)). The financing fee under the UBS Facility was equal to the three-month LIBOR plus a spread of up to 3.50% per year for the relevant period.
On December 1, 2017, Murray Hill Funding II amended and restated the Indenture, or the Amended Indenture, pursuant to which the aggregate principal amount of Notes that could have been issued by Murray Hill Funding II was increased from $192,308 to $266,667. On December 1, 2017, Murray Hill Funding entered into a First Amended and Restated Master Confirmation to the Global Master Repurchase Agreement, or the Amended Master Confirmation, which set forth the terms of the repurchase transaction between Murray Hill Funding and UBS under the UBS Facility. As part of the Amended Master Confirmation, on December 15, 2017 and April 2, 2018, UBS purchased the increased aggregate principal amount of Notes held by Murray Hill Funding for an aggregate purchase price equal to 75% of the principal amount of Notes issued. As a result of the Amended Master Confirmation, the aggregate maximum amount payable to Murray Hill Funding and made available to the Company under the UBS Facility was increased from $125,000 to $200,000.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)
On December 17, 2020, Murray Hill Funding also entered into a Revolving Credit Note Agreement, or the Revolving Note Agreement, with Murray Hill Funding II, UBS and U.S. Bank, as note agent and trustee, which provided for a revolving credit facility in an aggregate principal amount of $50,000, subject to compliance with a borrowing base. Murray Hill Funding II issued Class A-R Notes, or the Class A-R Notes, in exchange for advances under the Revolving Note Agreement. Principal on the Class A-R Notes was due and payable on the stated maturity date of May 19, 2027, which was the same stated maturity date as the Notes.
The Class A-R Notes were issued pursuant to a Second Amended and Restated Indenture, dated December 17, 2020, between Murray Hill Funding II and U.S. Bank, as trustee, or the Second Amended Indenture. Under the Second Amended Indenture, the aggregate principal amount of Notes and Class A-R Notes that could have been issued by Murray Hill Funding II from time to time was $150,000. Murray Hill Funding, in turn, entered into a repurchase transaction with UBS pursuant to the terms of the related Annex and Master Confirmation, dated December 17, 2020, to the Global Master Repurchase Agreement, dated May 19, 2017, related to the Class A-R Notes. Murray Hill Funding was required to repurchase the Class A-R Notes that was sold to UBS by no later than November 19, 2023. The financing fee for the funded Class A-R Notes was equal to the three-month LIBOR plus a spread of 3.375% per year while the financing fee for the unfunded Class A-R Notes was equal to 0.75% per year.
On June 14, 2023, Murray Hill Funding entered into with UBS (i) a Fifth Amended and Restated Master Confirmation (Class A-1 Notes) to the Global Master Repurchase Agreement, or the Fifth Amended Master Confirmation, and (ii) an Amended and Restated Master Confirmation (Class A-R Notes) to the Global Master Repurchase Agreement, or the Amended Master Confirmation. Under both Confirmations, the date that Murray Hill Funding was required to repurchase the Notes and the Class A-R Notes previously sold to UBS under the Amended UBS Facility was extended from November 19, 2023 to November 19, 2024. Also under both Confirmations, the financing fee payable to UBS was revised from a floating rate equal to the three-month LIBOR, plus a spread of 3.375% per year, to a floating rate equal to the three-month SOFR, plus a spread of (a) to (but excluding) November 19, 2023, 3.525% per year, and (b) thereafter, 3.20% per year. The effective date of both Confirmations was June 15, 2023.
On July 1, 2021, December 14, 2021, April 19, 2022 and August 16, 2023, UBS purchased Class A-R Notes held by Murray Hill Funding for an aggregate purchase price equal to 100% of the principal amount of Class A-R Notes purchased, which was $21,000, $25,000, $17,500 and $22,500, respectively. On August 20, 2021, March 7, 2023, April 14, 2023 and March 27, 2024, Murray Hill Funding repurchased Class A-R Notes from UBS in the aggregate principal amount of $21,000, $17,500, $25,000 and $22,500, respectively, for an aggregate repurchase price of $21,000, $17,500, $25,000 and $22,500, respectively, which was then repaid by Murray Hill Funding II. The repurchase of the Class A-R Notes on August 20, 2021, March 7, 2023 and April 14, 2023 resulted in repayments of $21,000, $17,500, $25,000 and $22,500, respectively, of the outstanding amount of borrowings under the Amended UBS Facility.
On November 13, 2024, Murray Hill Funding entered into (i) a Sixth Amended and Restated Master Confirmation (Class A-1 Notes) to the Global Master Repurchase Agreement with UBS and (ii) a Second Amended and Restated Master Confirmation (Class A-R Notes) to the Global Master Repurchase Agreement with UBS, or the November 2024 Confirmations. Under the November 2024 Confirmations, the date that Murray Hill Funding was required to repurchase the Class A-1 Notes and the Class A-R Notes previously sold to UBS under the Amended UBS Facility was extended from November 19, 2024 to January 15, 2025 as a bridge to the parties entering into a broader amendment to the Amended UBS Facility.
On January 13, 2025, Murray Hill Funding entered into (i) a Seventh Amended and Restated Master Confirmation (Class A-1 Notes) to the Global Master Repurchase Agreement with UBS and (ii) a Third Second Amended and Restated Master Confirmation (Class A-R Notes) to the Global Master Repurchase Agreement with UBS, or the January 2025 Confirmations. Under the January 2025 Confirmations, the date that Murray Hill Funding was required to repurchase the Class A-1 Notes and the Class A-R Notes previously sold to UBS under the Amended UBS Facility was extended from January 15, 2025 to February 15, 2025 as a further bridge to the parties entering into a broader amendment to the Amended UBS Facility.
On February 13, 2025, Murray Hill Funding II and UBS terminated the Amended UBS Facility and simultaneously entered into the 2025 UBS Credit Facility. See Note 16 for a detailed discussion on the termination of the Amended UBS Facility and the new 2025 UBS Credit Facility.
UBS could have required Murray Hill Funding to post cash collateral if, without limitation, the sum of the market value of the portfolio of assets and the cash and eligible investments held by Murray Hill Funding II, together with any posted cash collateral, was less than the required margin amount under the Amended UBS Facility; provided, however, that Murray Hill Funding would not have been required to post cash collateral with UBS until such market value declined at least 10% from the initial market value of the portfolio assets.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)
The Company had no contractual obligation to post any such cash collateral or to make any payments to UBS on behalf of Murray Hill Funding. The Company could have, but was not obligated to, increase its investment in Murray Hill Funding for the purpose of funding any cash collateral or payment obligations for which Murray Hill Funding became obligated in connection with the Amended UBS Facility. The Company’s exposure under the Amended UBS Facility was limited to the value of the Company’s investment in Murray Hill Funding.
Pursuant to the Amended UBS Facility, Murray Hill Funding made certain representations and warranties and was required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contained events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility. As of and for the year ended December 31, 2024, Murray Hill Funding was in compliance with all covenants and reporting requirements.
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining and amending the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At December 31, 2024, all upfront fees and other expenses were fully amortized.
As of December 31, 2024, Notes in the aggregate principal amount of $100,000 had been purchased by Murray Hill Funding from Murray Hill Funding II and subsequently sold to UBS under the Amended UBS Facility for aggregate proceeds of $100,000. The carrying amount outstanding under the Amended UBS Facility approximated its fair value. The Company funded each purchase of Notes by Murray Hill Funding through a capital contribution to Murray Hill Funding. As of December 31, 2024, the amount due at maturity under the Amended UBS Facility was $100,000. The Notes issued by Murray Hill Funding II and purchased by Murray Hill Funding eliminated in consolidation on the Company’s consolidated financial statements.
As of December 31, 2024, the fair value of assets held by Murray Hill Funding II was $190,924.
For the years ended December 31, 2024 and 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Years Ended December 31,
	2024	2023
Stated interest expense	$8,974	$10,297
Non-usage fee	341	239
Total interest expense	$9,315	$10,536
Weighted average interest rate(1)	8.70%	8.76%
Average borrowings	$105,287	$118,610
(1)Includes the stated interest expense and non-usage fee on the unused portion of the Amended UBS Facility and is annualized for periods covering less than one year.
Series A Notes
On February 28, 2023, the Company entered into a Deed of Trust, or the Deed of Trust, with Mishmeret Trust Company Ltd., as trustee, under which the Company issued $80,712 in aggregate principal amount of its Series A Unsecured Notes due 2026, or the Series A Notes. The Series A Notes offering in Israel closed on February 28, 2023 and the Series A Notes listed and commenced trading on the TASE on February 28, 2023. The Series A Notes are denominated in New Israeli Shekels, or NIS, but payment is linked to the US dollar based on an NIS conversion rate from February 20, 2023. As a result, the Series A Notes do not result in any foreign currency translation. After the deduction of fees and other offering expenses, the Company received net proceeds of approximately $77,900, which it used to make investments in portfolio companies in accordance with its investment objectives and for working capital and general corporate purposes. The Series A Notes are rated A1.il by Midroog Ltd., an affiliate of Moody’s. The carrying amount outstanding under the Series A Notes approximates its fair value.
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
December 31, 2024
(in thousands, except share and per share amounts)
The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525 million, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and for the year ended December 31, 2024, the Company was in compliance with all covenants and reporting requirements.
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
Through December 31, 2024, the Company incurred debt issuance costs of $5,139 in connection with issuing the Series A Notes and the Additional Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes and the Additional Series A Notes, which is included in the Company’s consolidated balance sheet as of December 31, 2024 and will amortize to interest expense over the term of the Series A Notes and the Additional Series A Notes. At December 31, 2024, the unamortized portion of the debt issuance costs was $2,655.
For the year ended December 31, 2024 and for the period from February 28, 2023 through December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

	Year Ended December 31, 2024	For the Period From February 28, 2023 Through December 31, 2023

Stated interest expense	$10,378	$6,886
Amortization of deferred financing costs	1,598	887
Total interest expense	$11,976	$7,773
Weighted average interest rate(1)	8.91%	8.98%
Average borrowings	$114,844	$89,940
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
December 31, 2024
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

The 2027 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. The 2027 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new credit facilities, loans, notes or unsecured indebtedness in excess of $25 million incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the 2027 Note Purchase Agreement. In addition, the 2027 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25 million, certain judgments and orders, and certain events of bankruptcy. As of and for the year ended December 31, 2024, the Company was in compliance with all covenants and reporting requirements.

On September 18, 2024, the Company entered into an Amended and Restated Note Purchase Agreement with certain institutional investors, or the AR Note Purchase Agreement, in connection with the Company’s issuance of $100,000 aggregate principal amount of its floating rate senior unsecured notes, tranche B, due 2027, or the Tranche B 2027 Notes, at a purchase price equal to par. The Tranche B 2027 Notes represent an add-on, second tranche of, and except as described herein have the same terms and conditions as, the 2027 Notes that were issued by the Company in November 2023. The net proceeds to the Company were approximately $96,200, after the deduction of a commitment fee of $2,875, placement agent fees and other financing expenses. The Tranche B 2027 Notes are rated investment grade.

The Tranche B 2027 Notes also mature on November 8, 2027. The Tranche B 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 3.90% per year and subject to a 2.00% SOFR floor, which will be paid quarterly on February 15, May 15, August 15, and November 15 of each year, which commenced on November 15, 2024.
Through December 31, 2024, the Company incurred debt issuance costs of $5,462 in connection with issuing the 2027 Notes and the Tranche B 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the 2027 Notes and the Tranche B 2027 Notes, which is included in the Company’s consolidated balance sheet as of December 31, 2024 and will amortize to interest expense over the term of the 2027 Notes and the Tranche B 2027 Notes. At December 31, 2024, the unamortized portion of the debt issuance costs was $4,626.
For the year ended December 31, 2024 and for the period from November 8, 2023 through December 31, 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2027 Notes and the Tranche B 2027 Notes were as follows:

	Year Ended December 31, 2024	For the Period From November 8, 2023 Through December 31, 2023

Stated interest expense	$12,453	$1,495
Amortization of deferred financing costs	772	63
Total interest expense	$13,225	$1,558
Weighted average interest rate(1)	9.68%	9.97%
Average borrowings	$128,689	$100,000
(1) Includes the stated interest expense on the 2027 Notes and the Tranche B 2027 Notes and is annualized for periods covering less than one year.
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
December 31, 2024
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

The 2022 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2022 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the year ended December 31, 2024, the Company was in compliance with all covenants and reporting requirements.
Through December 31, 2024, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 Term Loan, which is included in the Company’s consolidated balance sheet as of December 31, 2024 and will amortize to interest expense over the term of the 2022 Term Loan. At December 31, 2024, the unamortized portion of the debt issuance costs was $475.

For the years ended December 31, 2024 and 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 Term Loan were as follows:

	Year Ended December 31,
	2024	2023
Stated interest expense	$4,391	$4,328
Amortization of deferred financing costs	205	205
Total interest expense	$4,596	$4,533
Weighted average interest rate(1)	8.64%	8.54%
Average borrowings	$50,000	$50,000
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
December 31, 2024
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

The Term Loan Agreement contained other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represented more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represented less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the Term Loan Agreement contained customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of the Company's repayment in full of the 2021 Term Loan on September 24, 2024, the Company was in compliance with all covenants and reporting requirements.

On September 24, 2024, the Company fully repaid all outstanding principal and interest on and otherwise satisfied all its obligations under the 2021 Term Loan.
Through December 31, 2024, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 Term Loan, which is included in the Company’s consolidated balance sheet as of December 31, 2024 and was to amortize to interest expense over the term of the 2021 Term Loan. At December 31, 2024, all upfront fees and other expenses were fully amortized.

For the years ended December 31, 2024 and 2023, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 Term Loan were as follows:

	Years Ended December 31,
	2024	2023
Stated interest expense	$1,157	$1,582
Amortization of deferred financing costs	209	288
Total interest expense	$1,366	$1,870
Weighted average interest rate(1)	5.20%	5.20%
Average borrowings	$21,885	$30,000
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
December 31, 2024
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

The 2024 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) an interest coverage ratio of not less than 1.25 to 1.00, and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2024 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended December 31, 2024, the Company was in compliance with all covenants and reporting requirements.

Through December 31, 2024, the Company incurred debt issuance costs of $767 in connection with obtaining the 2024 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2024 Term Loan, which is included in the Company’s consolidated balance sheet as of December 31, 2024 and will amortize to interest expense over the term of the 2024 Term Loan. At December 31, 2024, the unamortized portion of the debt issuance costs was $717.
For the period from September 30, 2024 through December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2024 Term Loan were as follows:

For the Period from September 30, 2024 Through December 31, 2024
Stated interest expense	$651
Amortization of deferred financing costs	50
Total interest expense	$701
Weighted average interest rate(1)	8.40%
Average borrowings	$30,000
(1) Includes the stated interest expense on the 2024 Term Loan and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of December 31, 2024 and 2023, according to the fair value hierarchy:

	December 31, 2024(1)				December 31, 2023(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,563,256	$1,563,256	$—	$—	$1,565,171	$1,565,171
Senior secured second lien debt	—	—	2,680	2,680	—	—	29,111	29,111
Collateralized securities and structured products - equity	—	—	2,682	2,682	—	—	1,096	1,096
Unsecured debt	—	—	11,814	11,814	—	—	12,874	12,874
Equity	2,041	—	219,294	221,335	1,624	—	205,909	207,533
Short term investments	68,818	—	—	68,818	113,446	—	—	113,446
Total Investments	$70,859	$—	$1,799,726	$1,870,585	$115,070	$—	$1,814,161	$1,929,231
(1)Excludes the Company's $18,103 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $25,039 investment in CION/EagleTree, which is measured at NAV.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2023	$1,565,171	$29,111	$1,096	$12,874	$205,909	$1,814,161
Investments purchased(2)(3)	520,073	393	2,002	6,682	61,470	590,620
Net realized (loss) gain	(25,105)	(11,809)	(1,210)	—	9,811	(28,313)
Net change in unrealized (depreciation) appreciation	(8,344)	9,662	968	1,146	(30,558)	(27,126)
Accretion of discount	15,925	809	—	39	—	16,773
Sales and principal repayments(3)	(504,464)	(25,486)	(174)	(8,927)	(27,338)	(566,389)
Ending balance, December 31, 2024	$1,563,256	$2,680	$2,682	$11,814	$219,294	$1,799,726
Change in net unrealized (depreciation) appreciation on investments still held as of December 31, 2024(1)	$(11,576)	$(2,120)	$(229)	$1,052	$(23,153)	$(36,026)
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
December 31, 2024
(in thousands, except share and per share amounts)
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,305,445	Discounted Cash Flow	Discount Rates	9.4%	—	30.0%	13.4%
	117,665	Market Comparable Approach	Revenue Multiple	0.70x	—	6.13x	1.77x
	41,891		EBITDA Multiple	5.50x	—	10.25x	7.59x
	67,950	Broker Quotes	Broker Quotes	N/A			N/A
	15,209	Other(2)	Insurance Claim Recovery Rate	28%	—	55%	35%
	15,096		Other(2)	N/A			N/A
Senior secured second lien debt	2,680	Market Comparable Approach	EBITDA Multiple	5.75x		6.75x	6.23x
Collateralized securities and structured products - equity	2,682	Discounted Cash Flow	Discount Rates	14.3%	—	21.0%	16.0%
Unsecured debt	5,418	Discounted Cash Flow	Discount Rates	11.3%	—	14.0%	11.9%
	5,315	Other(2)	Other(2)	N/A			N/A
	1,081	Options Pricing Model	Expected Volatility	35%			N/A
Equity	79,142	Market Comparable Approach	EBITDA Multiple	4.75x	—	18.75x	11.73x
	62,171		Revenue Multiple	0.36x	—	6.13x	0.50x
	52,166		$ per kW	$450.00			N/A
	16,061	Options Pricing Model	Expected Volatility	47.5%	—	95.0%	67.0%
	7,965	Discounted Cash Flow	Discount Rates	19.0%			N/A
	930	Other(2)	Other(2)	N/A			N/A
	859	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,799,726
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions, recovery of insurance claims or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Professional fees	$2,348	$2,178	$1,778
Dues and subscriptions	1,001	800	791
Valuation expense	751	853	821
Insurance expense	721	675	833
Director fees and expenses	696	696	632
Accounting and administrative costs	639	637	524
Transfer agent expense	488	911	1,124
Printing and marketing expense	308	351	708
Other expenses	205	281	67
Total general and administrative expense	$7,157	$7,382	$7,278

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
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
As of December 31, 2024 and 2023, the Company’s unfunded commitments were as follows:

Unfunded Commitments	December 31, 2024(1)	December 31, 2023(1)
APS Acquisition Holdings, LLC	$7,799	$—
American Family Care, LLC	5,909	—
Flatworld Intermediate Corp.	5,865	5,865
Rogers Mechanical Contractors, LLC	5,426	2,404
Lux Credit Consultants LLC	5,069	—
American Clinical Solutions LLC	4,600	250
American Health Staffing Group, Inc.	3,333	3,333
Mimeo.com, Inc.	2,500	2,500
Gold Medal Holdings, Inc.	2,498	—
Instant Web, LLC	2,488	2,164
Cennox, Inc.	2,334	—
Moss Holding Company	2,232	2,232
Newbury Franklin Industrials, LLC	1,974	—
Bradshaw International Parent Corp.	1,844	1,844
CrossLink Professional Tax Solutions, LLC	1,840	—
ALM Global, LLC	1,800	—
Sleep Opco, LLC	1,750	1,750
Thrill Holdings LLC	1,739	5,000
Stengel Hill Architecture, LLC	1,725	—
Riddell, Inc. / All American Sports Corp.	1,636	—
HEC Purchaser Corp.	1,302	—
Anthem Sports & Entertainment Inc.	1,225	167
ESP Associates, Inc.	1,118	1,316
TMK Hawk Parent, Corp.	779	—
Ironhorse Purchaser, LLC	551	347
BDS Solutions Intermediateco, LLC	524	1,905
RA Outdoors, LLC	348	372
Dermcare Management, LLC	326	671
HW Acquisition, LLC	147	12
Nova Compression, LLC	—	2,609
Coyote Buyer, LLC	—	2,500
MacNeill Pride Group Corp.	—	2,017
Tactical Air Support, Inc.	—	2,000
Fluid Control II Inc.	—	1,765
OpCo Borrower, LLC	—	1,042
H.W. Lochner, Inc.	—	1,036
Critical Nurse Staffing, LLC	—	1,000
Service Compression, LLC	—	419
Invincible Boat Company LLC	—	399
American Teleconferencing Services, Ltd.	—	234
Homer City Holdings LLC	—	196
Total	$70,681	$47,349
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of December 31, 2024 and 2023, refer to the table above and the consolidated schedules of investments. As of March 5, 2025, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $69,235 (unaudited).
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, conversion fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Capital structuring and other fees	$10,253	$4,309	$4,446
Amendment fees	5,679	6,415	2,633
Commitment fees	1,760	308	—
Administrative agent fees	125	185	100
Conversion fees	78	477	2,365
Total(1)	$17,895	$11,694	$9,544
(1)A portion of our fee income is derived from non-controlled, affiliated investments and controlled investments. Refer to notes r. and s. to the consolidated schedule of investments as of December 31, 2024 for further details on the sources of our fee income.
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the years ended December 31, 2024, 2023, 2022, 2021 and 2020:

	Years Ended December 31,
	2024	2023	2022	2021	2020
Per share data:(1)
Net asset value at beginning of period	$16.23	$15.98	$16.34	$15.50	$16.80
Results of operations:
Net investment income	1.79	1.92	1.56	1.31	1.39
Net realized (loss) gain and net change in unrealized (depreciation) appreciation on investments and (loss) gain on foreign currency(2)	(1.16)	(0.18)	(0.68)	0.79	(1.57)
Net increase (decrease) in net assets resulting from operations(2)	0.63	1.74	0.88	2.10	(0.18)
Shareholder distributions:
Distributions from net investment income	(1.52)	(1.61)	(1.44)	(1.26)	(1.12)
Net decrease in net assets resulting from shareholders' distributions	(1.52)	(1.61)	(1.44)	(1.26)	(1.12)
Capital share transactions:
Repurchases of common stock below net asset value(3)	0.09	0.12	0.20	—	—
Net increase in net assets resulting from capital share transactions	0.09	0.12	0.20	—	—
Net asset value at end of period	$15.43	$16.23	$15.98	$16.34	$15.50
Shares of common stock outstanding at end of period	53,189,269	54,184,636	55,299,484	56,958,440	56,646,867
Total investment return-net asset value(4)	7.71%	17.00%	10.44%	14.43%	(0.94)%
Total investment return-market value(5)	14.37%	34.33%	(14.87)%	3.87%	—
Net assets at beginning of period	$879,563	$883,634	$930,512	$878,256	$952,563
Net assets at end of period	$820,810	$879,563	$883,634	$930,512	$878,256
Average net assets	$861,376	$864,886	$917,781	$918,824	$875,846
Ratio/Supplemental data:
Ratio of net investment income to average net assets	11.13%	12.14%	9.61%	8.09%	8.99%
Ratio of net operating expenses to average net assets	18.18%	16.88%	11.63%	9.04%	9.72%
Portfolio turnover rate(6)	25.85%	17.43%	26.81%	52.04%	22.99%
Total amount of senior securities outstanding	$1,117,344	$1,092,344	$957,500	$830,000	$725,000
Asset coverage ratio(7)	1.73	1.81	1.92	2.12	2.21
(1)The per share data for the years ended December 31, 2024, 2023, 2022, 2021 and 2020 was derived by using the weighted average shares of common stock outstanding during each period. The share information utilized to determine per share data for 2021 and 2020 in this table has been retroactively adjusted to reflect the reverse stock split effective on September 21, 2021, under which every two shares of our common stock then issued and outstanding were automatically combined into one share.

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
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
(3)Repurchases of common stock may have caused an incremental decrease or increase in net asset value per share due to the repurchase of shares at a price in excess of or below net asset value per share, respectively, on each repurchase date. The per share impact of repurchases of common stock was a decrease to net asset value of less than $0.01 per share during the years ended December 31, 2021 and 2020.
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
(5)Total investment return-market value for the years ended December 31, 2024, 2023, 2022 and 2021 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s New DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
December 31, 2024
(in thousands, except share and per share amounts)
Note 14. Income Taxes

It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute at least 90% of its taxable income to its shareholders. In addition, by distributing during each calendar year at least 90% of its “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, the Company intends not to be subject to corporate level federal income tax. Accordingly, no federal income tax provision was required for the years ended December 31, 2024 or 2023. The Company will also be subject to nondeductible federal excise taxes of 4% if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

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

As of December 31, 2024 and 2023, the Company made the following reclassifications of permanent book and tax basis differences:

Capital Accounts	December 31, 2024	December 31, 2023
Paid-in-capital in excess of par value	$(671)	$(341)
Accumulated losses	671	341
These permanent differences are primarily due to the reclassification of nondeductible expenses. These reclassifications had no effect on net assets.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV and were as follows for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024		2023		2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income(1)	81,308	100.0%	87,867	100.0%	81,575	100.0%
Total	81,308	100.0%	87,867	100.0%	81,575	100.0%
(1)Includes net short term capital gains of $0, $0 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively.

See Note 5, Distributions, for further information.

As of December 31, 2024 and 2023, the components of accumulated earnings on a tax basis were as follows:

	December 31, 2024	December 31, 2023
Undistributed ordinary income	2,607	6,562
Other accumulated losses(1)	(85,546)	(84,271)
Net unrealized depreciation on investments	(116,078)	(74,433)
Total accumulated losses	(199,017)	(152,142)
(1) Includes short term capital loss carryforwards of $0 and long term capital loss carryforwards of $82,446 as of December 31, 2024. Includes short term capital loss carryforwards of $0 and long term capital loss carryforwards of $82,541 as of December 31, 2023.

As of December 31, 2024, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $76,109; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $192,187; the net unrealized depreciation was $116,078; and the aggregate cost of securities for Federal income tax purposes was $2,004,766.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements
December 31, 2024
(in thousands, except share and per share amounts)
Note 15. Selected Quarterly Financial Data (unaudited)

The following is the selected quarterly financial data as of and for the years ended December 31, 2024 and 2023. The following information reflects all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Investment income	$73,554	$61,357	$59,627	$57,894
Net investment income	32,593	22,963	21,618	18,686
Net realized and unrealized loss on investments and foreign currency	(26,148)	(585)	(21,997)	(13,228)
Net increase (decrease) in net assets resulting from operations	6,445	22,378	(379)	5,458
Net increase (decrease) in net assets resulting from operations per share of common stock(1)	0.12	0.42	(0.01)	0.10
Net asset value per share of common stock at end of quarter	16.05	16.08	15.73	15.43
Weighted average shares of common stock outstanding	53,960,698	53,595,624	53,439,316	53,268,577

Quarter Ended	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$64,975	$58,496	$67,540	$59,999
Net investment income	29,858	23,416	29,990	21,758
Net realized and unrealized (loss) gain on investments and foreign currency	(60,903)	4,478	17,483	29,234
Net (decrease) increase in net assets resulting from operations	(31,045)	27,894	47,473	50,992
Net (decrease) increase in net assets resulting from operations per share of common stock(1)	(0.56)	0.51	0.87	0.94
Net asset value per share of common stock at end of quarter	15.11	15.31	15.80	16.23
Weighted average shares of common stock outstanding	55,109,482	54,788,740	54,561,367	54,292,065
(1)The sum of the quarterly amounts may not equal amounts reported for the years ended December 31, 2024 and 2023. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.
Note 16. Subsequent Event
On February 13, 2025, Murray Hill Funding II entered into a Termination Agreement, or the Termination Agreement, with UBS, as lender, Murray Hill Funding, CIM, as collateral manager, and US Bank, as trustee, collateral administrator, revolving note agent and account bank, under which the parties agreed to terminate the UBS Facility, including, without limitation, the Global Master Repurchase Agreement (2000 version) dated as of May 15, 2017, as well as the annexes thereto and each confirmation and transaction supplement thereunder, the Second Amended and Restated Indenture dated as of December 17, 2020, and the Class A-1 Notes and the Class A-R Notes previously purchased by UBS from Murray Hill Funding II under such agreements.

Simultaneously with terminating the Amended UBS Facility, Murray Hill Funding II, as borrower, entered into a Loan and Security Agreement, or the 2025 UBS Credit Facility, with UBS, as administrative agent, Murray Hill Funding, as equity holder, CIM, as collateral manager, each of the lenders from time-to-time party thereto, and US Bank, as collateral agent and document custodian. Under the 2025 UBS Credit Facility, the floating interest rate payable by Murray Hill Funding II on all advances of up to $125,000 was reduced by 0.45% per year, from the three-month SOFR plus a credit spread of 3.20% per year to SOFR plus a credit spread of 2.75% per year. All outstanding advances must be repaid by Murray Hill Funding II on or prior to the maturity date of February 13, 2028. Murray Hill Funding II may prepay advances pursuant to the terms and conditions of the 2025 UBS Credit Facility, subject to a 2.0% premium in certain circumstances. In addition, Murray Hill Funding II will be subject to a non-usage fee of 0.75% per year on the amount, if any, of the aggregate principal amount available under the 2025 UBS Credit Facility that has not been borrowed up to the minimum utilization amount of $100,000.

In connection with the 2025 UBS Credit Facility, Murray Hill Funding II made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. Murray Hill Funding II incurred certain customary costs and expenses in connection with the Termination Agreement and the 2025 UBS Credit Facility.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

In connection with the preparation of our annual consolidated financial statements, our management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2024, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, RSM US LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is set forth under the heading “Reports of Independent Registered Public Accounting Firm” on page 93.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."
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

Name(1)	Age	Position(s)
Interested Directors(2)(3)
Mark Gatto	52	Co-Chairman, Co-Chief Executive Officer and Director
Michael A. Reisner	54	Co-Chairman, Co-Chief Executive Officer and Director
Independent Directors(2)
Robert A. Breakstone	87	Director
Aron I. Schwartz	54	Director
Peter I. Finlay	63	Director
Earl V. Hedin	68	Director
Catherine K. Choi	53	Director
Edward J. Estrada	52	Director
Executive Officers Who Are Not Directors
Keith S. Franz	56	Chief Financial Officer and Treasurer
Gregg A. Bresner	57	President and Chief Investment Officer
Stephen Roman	43	Chief Compliance Officer and Secretary
Eric A. Pinero	49	Chief Legal Officer
Charlie Arestia	39	Managing Director and Head of Investor Relations
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
Interested Directors
Mark Gatto serves as Co-Chairman of the Board and Co-Chief Executive Officer of our company (since 2011) and CIG. Mr. Gatto serves on the investment committee of CIM. In addition, Mr. Gatto is a Trustee, Co-President and Co-Chief Executive Officer and serves on the investment allocation committee of CION Ares Diversified Credit Fund, a diversified, closed-end management investment company, and is a Trustee, Co-President and Co-Chief Executive Officer of CION Grosvenor Infrastructure Fund, also a diversified, closed-end management investment company. He joined CION Investments in 1999. Mr. Gatto was formerly Executive Vice President and Chief Acquisitions Officer from May 2007 through January 2008. He served as Executive Vice President of Business Development from May 2006 through May 2007 and Vice President of Marketing from August 2005 through February 2006. Mr. Gatto was also Associate General Counsel for CIG from November 1999 until October 2000. Previously, Mr. Gatto was an executive for a leading international product development and marketing company from 2000 through 2003 and later co-founded a specialty business-consulting firm in New York City where he served as its managing partner before re-joining CION Investments in 2005. Mr. Gatto was also an attorney in private practice from 1996 through 1999. Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Michael A. Reisner serves as Co-Chairman of the Board and Co-Chief Executive Officer of our company (since 2011) and CIG. Mr. Reisner serves on the investment committee of CIM. In addition, Mr. Reisner is a Trustee, Co-President and Co-Chief Executive Officer and serves on the investment allocation committee of CION Ares Diversified Credit Fund, a diversified, closed-end management investment company, and is a Co-President and Co-Chief Executive Officer of CION Grosvenor Infrastructure Fund, also a diversified, closed-end management investment company. He joined CION Investments in 2001. Mr. Reisner was formerly Chief Financial Officer from January 2007 through April 2008. Mr. Reisner was also formerly Executive Vice President — Originations from February 2006 through January 2007. Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006. Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney in private practice in New York. Mr. Reisner received a J.D., cum laude, from New York Law School and a B.A. from the University of Vermont.

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

Aron I. Schwartz has served as a member of our Board since 2012. He was a Managing Director at ACON Investments from 2014 to 2024. Mr. Schwartz is the founder of Constructivist Capital, LLC, a firm that works with family offices and alternative asset management firms to pursue attractive investment opportunities. He was previously a consultant to and a Managing Director at Avenue Capital from 2012 to 2014 and held various positions culminating in Managing Director of Fenway Partners, a middle market private equity firm based in New York, from 1999 to 2011. From 1997 to 1999, Mr. Schwartz was an associate in the Financial Entrepreneurs Group of Salomon Smith Barney, where he worked on a variety of financings and advisory assignments. He also serves or has served on the board of directors of a number of other public and private companies, including Invacare Corporation, True Value Company, LLC, 1-800 Contacts, Inc., Commonwealth Laminating & Coating, Inc., Easton Bell Sports, Inc., STVT-AAI Education Inc. (Ancora Education), Igloo Products Corp., APR Energy, PLC, Borden Dairy Holdings, ATU Auto Technick-Unger, PSSI, Rapid Deploy, Inc., Prima-Wawona, AFH, Melinta Therapeutics LLC, Tempel Steel, Mark Andy Inc., FEV Acquisition LLC, Injured Workers Pharmacy, LLC, Aventine, Inc. and VillageMD. In addition, Mr. Schwartz previously served on the board of directors of the Open Road Foundation and US-ASEAN Business Council. Mr. Schwartz, a Certified Management Accountant, received his J.D. and M.B.A with honors from U.C.L.A. and his B.A. and B.S.E. cum laude from the Wharton School at the University of Pennsylvania.

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

Since 2014, Mr. Finlay has been the Managing Principal of Ardentis LLC. From 2015 to 2021, he was advisor to the board of EMM Investments LLC, a privately held asset manager engaged in lending to asset intensive companies. From 2009 to 2011, Mr. Finlay served as Chairman and non-executive Director of Premier Telesolutions Ltd. (UK).

Mr. Finlay became an Associate of the Chartered Institute of Bankers in England and Wales in 1994 and completed a Diploma in Financial Studies in 1997. He completed an M.B.A. at City University Business School in London in 1997 and subsequently served as a tutor in the evening M.B.A. program.

Earl V. Hedin has served as a member of our Board since 2017. He is the co-founder and Managing Partner of Hudson Partners Group LLC. The firm provides capital market advisory services and previously assisted investment managers in raising institutional capital for hedge funds, private equity and other alternative investment strategies through its wholly owned subsidiary Hudson Partners Securities LLC. Mr Hedin has also been a FINOP professional for Stone Key Securities LLC since 2010. From 1999 to 2007, Mr. Hedin served as a Senior Managing Director at Bear, Stearns & Co. Inc., where he held various senior roles building and guiding the Bear Stearns Asset Management Group. These roles included Chief Financial Officer, Director of Alternatives and co-head and founder of the firm's Private Funds Group. He was responsible for the firm's sponsored venture capital funds and headed the approximately $1 billion private equity fund-of-funds program. During his tenure, he created numerous alternative asset products and helped raise over $3 billion for these funds. Mr. Hedin also created the first hedge fund-of-funds product at Bear Stearns. From 1995 to 1998, he served as a Managing Director – Principal, and worked on several key international financial structuring projects, including the creation of Bear Stearns Irish Bank in Dublin. Additionally, Mr. Hedin created the Bear Stearns Dublin Development Center to reduce technology related costs. From 1994 to 1995, he served as Vice President at Bankers Trust New York Corporation, where he was responsible for strategic planning and management reporting. Prior to that, from 1989 to 1993, he worked as a Vice President and Controller in the firm's Domestic Merchant Bank and directed all financial management functions across a variety of business units. During that time, he was also actively involved in the buying and selling of LBO partnership interests. From 1988 to 1989, he served as Vice President – Finance and Chief Financial Officer of American International Group's credit subsidiary, A.I. Credit Corporation, and managed the firm's liability portfolio. Previously, Mr. Hedin was an Associate in Morgan Stanley's venture capital group as well as the Chief Financial Officer of the group's activities. Prior to that, he served as a Senior Accountant at Price Waterhouse.

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

Edward J. Estrada has served as a member of our Board since 2021. Mr. Estrada is the Principal of Estrada Legal Consulting, a legal management consulting business working with law firms on strategy development, implementation and alignment, market positioning, margin improvement, and operational efficiency. Mr. Estrada was in private legal practice for 25 years. Most recently, he was a partner with the global law firm, Reed Smith, LLP, in its Global Financial Industry Group. Mr. Estrada is a Trustee of CION Grosvenor Infrastructure Fund, a diversified, closed-end management investment company, since 2024. In addition, Mr. Estrada has been a partner at American Redress Partners, LLP since 2024. He has served as a director for a family foundation since 2021 and as an advisory and executive board member for certain non-profit businesses. Mr. Estrada counseled his clients in a wide range of business matters, including acting as outside counsel, and addressing their regulatory, transactional and litigation needs. He held multiple leadership positions at Reed Smith, LLP, most recently as global chair of the firm’s Financial Industry Group from 2016 to 2021. Mr. Estrada also served as co-head of Reed Smith, LLP’s U.S. Litigation Group (2010 to 2012), served two terms on the firm’s Executive Committee (2009 and 2014), served as Managing Partner of the New York Office (2012 to 2014), and served as the firm’s Global Head of Business Strategy on the firm’s Senior Management Team (2014 to 2016). In his practice, and in his role as global chair of Reed Smith, LLP’s Financial Industry Group, Mr. Estrada counseled clients ranging from private funds to investment and regional banks and was responsible for identifying and responding to market and industry trends. Mr. Estrada received his J.D. from George Washington Law School in 1997 and his B.A. from Cornell University in 1994.

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

Class I - Independent (Serve Until the Annual Meeting of Shareholders in 2025)	Class II - Independent (Serve Until the Annual Meeting of Shareholders in 2026)	Class III - Interested (Serve Until the Annual Meeting of Shareholders in 2027)
Peter I. Finlay	Robert A. Breakstone	Mark Gatto
Earl V. Hedin	Aron I. Schwartz	Michael A. Reisner
Edward J. Estrada	Catherine K. Choi	—
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

Stephen Roman has served as our Chief Compliance Officer and Secretary since February 2016 and is also the Chief Compliance Officer of CION Grosvenor Infrastructure Fund since 2024. He advises on regulatory, compliance, fund governance, and operational matters for alternative investment funds and their advisers. Prior to joining CIG in 2013, Mr. Roman practiced law in New York, and earlier in his career, he was an analyst at Forex Capital Markets. Mr. Roman holds a B.S. from New York University and a J.D. from Northwestern University School of Law. He is a CFA® Charterholder.

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

Messrs. Gatto and Reisner, who are “interested persons” as defined in Section 2(a)(19) of the 1940 Act, serve as our co-chief executive officers and co-chairmen of the Board. The Board believes that Messrs. Gatto and Reisner, as our co-chief executive officers and co-chairmen of the Board, are the directors with the most knowledge of our business strategy and are best situated to serve as chairmen of the Board.

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

Committees of the Board

The Board has established a standing audit committee, a standing nominating and corporate governance committee and a standing compensation committee. The Board met five times and took action by unanimous written consent eight times during the fiscal year ended December 31, 2024. Each director attended more than 95% of all meetings of the Board held during the fiscal year ended December 31, 2024. We do not have a formal policy regarding director attendance at an annual meeting of shareholders.

Audit Committee

The members of our audit committee are Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada, each of whom meets the independence standards established by the SEC for audit committees and is independent for purposes of the 1940 Act and the NYSE Listed Company Manual. Mr. Schwartz serves as chairman of the audit committee. The Board has determined that Mr. Schwartz is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The audit committee operates pursuant to a written charter and meets periodically as necessary. A copy of the audit committee’s charter is available on our website: www.cionbdc.com. The audit committee is responsible for selecting, engaging and discharging our independent registered public accounting firm (the “independent accountants”), reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The audit committee also establishes guidelines, reviews preliminary valuations and makes recommendations to the Board regarding the valuation of our loans and other investments. The audit committee met four times in 2024.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Robert A. Breakstone, Peter I. Finlay, Aron I. Schwartz, Earl V. Hedin, Catherine K. Choi and Edward J. Estrada, each of whom meets the independence standards established by the SEC for governance committees and is independent for purposes of the 1940 Act and the NYSE Listed Company Manual. Mr. Breakstone serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee operates pursuant to a written charter and meets periodically as necessary. A copy of the nominating and corporate governance committee’s charter is available on our website: www.cionbdc.com. The nominating and corporate governance committee is responsible for selecting, researching, and nominating directors for election by our shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management. The nominating and corporate governance committee will consider shareholders’ proposed nominations for directors. The nominating and corporate governance committee met four times in 2024.

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

Our executive officers do not receive any direct compensation from us. However, the compensation payable to CIM pursuant to the investment advisory agreement has been separately approved by a majority of the independent directors, as well as our shareholders in 2021, and renewed annually by such independent directors commencing in 2023. As none of our executive officers currently are compensated by us, the compensation committee does not produce and/or review a report on executive compensation practices. The compensation committee did not hold any formal meetings in 2024.

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

We also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time. We did not pay compensation to our directors who also serve in an executive officer capacity for us or CIM for the year ended December 31, 2024. No director or executive officer receives pension or retirement benefits from us.

The table below shows information regarding the compensation earned by our directors for the fiscal year ended December 31, 2024. No information has been provided with respect to our executive officers who are not directors since our executive officers do not receive any direct compensation from us.

Name	Aggregate Compensation From Us(1)
Independent Directors
Robert A. Breakstone(2)	$131,165
Catherine K. Choi	$105,000
Edward J. Estrada	$106,656
Peter I. Finlay	$107,827
Earl V. Hedin	$106,625
Aron I. Schwartz(3)	$134,638
Interested Directors(4)
Mark Gatto	None
Michael A. Reisner	None

(1)Figure includes amount of reasonable out-of-pocket expenses reimbursed to the director during the period. We did not award any portion of the fees earned by the directors in stock or options during the year ended December 31, 2024. We do not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from us.
(2)Includes compensation as chairman of the nominating and corporate governance committee.
(3)Includes compensation as chairman of the audit committee.
(4)Messrs. Gatto and Reisner are each an interested director and, as such, receive no compensation from us for their service as directors.

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

Statement of Policy on Insider Trading

We have adopted a statement of policy on insider trading applicable to us, our officers and our directors, CIM, and our affiliated funds and investment advisers that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the statement of policy on insider trading has been filed as an exhibit to this Annual Report on Form 10-K.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth, as of March 5, 2025, the beneficial ownership of our executive officers and directors, each person known to us to beneficially own 5% or more of our outstanding shares, and all of our executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors:
Mark Gatto(3)	43,354.38	*
Michael A. Reisner(4)	44,997.38	*
Independent Directors:
Robert A. Breakstone(5)	13,699.71	*
Peter I. Finlay(6)	2,300.00	*
Aron I. Schwartz(7)	2,000.00	*
Earl V. Hedin(8)	6,153.42	*
Catherine K. Choi	2,000.00	*
Edward J. Estrada	3,695.00	*
Executive Officers:
Keith S. Franz(9)	84,548.36	*
Gregg A. Bresner(10)	59,599.00	*
Stephen Roman(11)	11,354.45	*
Eric A. Pinero(12)	8,662.20	*
Charlie Arestia(13)	1,250.30	*
All Executive Officers and Directors as a group (13 persons)	283,614.20	*
* Less than 1%.
(1)Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)Based on a total of 53,026,694 shares outstanding on March 5, 2025.

(3)Mr. Gatto is the record holder of 10,905 shares, and CIG is the record holder of 62,598.77 shares that includes 5,932.67 shares acquired under our distribution reinvestment plan. Messrs. Gatto and Reisner control CIG and, as a result, may be deemed to be the indirect beneficial owners of the shares held by CIG. As permitted by Rule 16a-1(a)(4) under the Exchange Act, Mr. Gatto disclaims beneficial ownership of the shares held by CIG except to the extent of his pecuniary interest therein. Also includes (i) 1,000 shares held by the Gatto Living Trust in which Mr. Gatto, as Co-Trustee of the Gatto Living Trust, may be deemed to beneficially own the shares held by the Gatto Living Trust, (ii) 50 Shares held for A.G., the child of Mr. Gatto, through a custodial account established pursuant to the Uniform Transfer to Minors Act, or the UTMA, for which Mr. Gatto serves as custodian, (iii) 50 Shares held for G.G., the child of Mr. Gatto, through a custodial account established pursuant to the UTMA for which Mr. Gatto serves as custodian, and (iv) 50 Shares held for M.G., the child of Mr. Gatto, through a custodial account established pursuant to the UTMA for which Mr. Gatto serves as custodian.
(4)Mr. Reisner is the record holder of 13,698 shares, and CIG is the record holder of 62,598.77 shares that includes 5,932.67 shares acquired under our distribution reinvestment plan. Messrs. Gatto and Reisner control CIG and, as a result, may be deemed to be the indirect beneficial owners of the shares held by CIG. As permitted by Rule 16a-1(a)(4) under the Exchange Act, Mr. Reisner disclaims beneficial ownership of the shares held by CIG except to the extent of his pecuniary interest therein.
(5)Includes 3,304.71 shares acquired under our distribution reinvestment plan. An investment retirement account is the record holder of these shares. Mr. Breakstone is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the investment retirement account.
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
(9)Mr. Franz is the record holder of 80,854.82 shares that includes 12,139.82 shares acquired under our distribution reinvestment plan, and an investment retirement account is the record holder of 3,693.54 shares that includes 1,193.54 shares acquired under our distribution reinvestment plan. Mr. Franz is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the investment retirement account.
(10)Mr. Bresner is the record holder of 47,099 shares and certain investment retirement accounts are the record holder of 12,500 shares. Mr. Bresner is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the investment retirement accounts.
(11)Includes 2,519.45 shares acquired under our distribution reinvestment plan.
(12)Includes 1,837.20 shares acquired under our distribution reinvestment plan.
(13)Includes 50.30 shares acquired under our distribution reinvestment plan. An investment retirement account is the record holder of these shares. Mr. Arestia is the indirect beneficial owner with sole voting and investment power with respect to the shares held by the investment retirement account.
DOLLAR RANGE OF SECURITIES BENEFICIALLY OWNED BY DIRECTORS

The following table sets forth, as of March 5, 2025, the dollar range of our equity securities that are beneficially owned by each of our directors.

Name of Director	Dollar Range of Equity Securities Beneficially Owned in Us(1)(2)(3)
Independent Directors:
Robert A. Breakstone	$100,001 – $500,000
Peter I. Finlay	$10,001 – $50,000
Aron I. Schwartz	$10,001 – $50,000
Earl V. Hedin	$50,001 – $100,000
Catherine K. Choi	$10,001 – $50,000
Edward J. Estrada	$10,001 – $50,000
Interested Directors:
Mark Gatto	$500,001 – $1,000,000
Michael A. Reisner	$500,001 – $1,000,000
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
(2)The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $12.20 on March 5, 2025 on the NYSE.
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

We have entered into an investment advisory agreement with CIM. Pursuant to the investment advisory agreement, we pay CIM a base management fee and an incentive fee. For the year ended December 31, 2024, CIM earned a base management fee of approximately $27 million and an incentive fee of approximately $20 million. We have also entered into an administration agreement with CIM pursuant to which we reimburse CIM for administrative expenses it incurs on our behalf. For the year ended December 31, 2024, we reimbursed CIM approximately $5 million for administrative services.

On January 1, 2019, we entered into a servicing agreement with CIM’s affiliate, Apollo Investment Administration, L.P., or AIA, pursuant to which AIA furnished us with administrative services including, but not limited to, loan and high yield trading services, trade and settlement support, and supplementary investment valuation information. AIA was reimbursed for administrative expenses it incurred on our behalf in performing its obligations, provided that such reimbursement was reasonable, and costs and expenses incurred were documented. The servicing agreement may be terminated at any time, without the payment of any penalty, by either party, upon 60 days' written notice to the other party.

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

Share Repurchase Policy

On September 15, 2021, our board of directors, including the independent directors, approved a post-Listing share repurchase policy authorizing us to repurchase up to $50 million of our outstanding common stock after the Listing. On June 24, 2022, our board of directors, including the independent directors, increased the amount of shares of our common stock that may be repurchased under the post-Listing share repurchase policy by $10 million to up to an aggregate of $60 million. Under the post-Listing share repurchase policy, we may purchase shares of our common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at our discretion. Factors include, but are not limited to, share price, trading volume and general market conditions, along with our general business conditions. The policy may be suspended or discontinued at any time and does not obligate us to acquire any specific number of shares of our common stock.

On August 19, 2024, as part of the post-Listing share repurchase policy, we entered into a new trading plan with an independent broker, Wells Fargo Securities, LLC, or Wells Fargo, in accordance with Rule 10b5-1 of the Exchange Act based in part on historical trading data with respect to our shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan expires on August 19, 2025 and is subject to price, market volume and timing restrictions.

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
Item 14. Principal Accountant Fees and Services
RSM US LLP, or RSM, has served as our independent registered public accounting firm since March 26, 2019 and has been selected to continue serving as our independent registered public accounting firm for the fiscal year ending December 31, 2025. We know of no direct financial or material indirect financial interest of RSM in us.
Fees

RSM has acted as our independent registered public accounting firm for the fiscal years ended December 31, 2024, 2023, 2022, 2021, 2020 and 2019. Set forth in the table below are audit fees and non-audit related fees billed to us by RSM for professional services performed for our fiscal years ended December 31, 2024 and 2023.

Fiscal Year	Audit Fees*	Audit-Related Fees**	Tax Fees***	All Other Fees****
2024	$1,142,592	$—	$26,600	$—
2023	$959,233	$—	$24,350	$—

*	“Audit Fees” consist of fees billed to us by RSM for professional services rendered for the audit of our year-end financial statements. These fees billed include fees related to RSM's review of our debt offering document.
**	“Audit-Related Fees” are those fees billed to us by RSM relating to audit services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”
***	“Tax Fees” are those fees billed to us by RSM in connection with tax compliance services, including primarily the review of our income tax returns.
****	“All Other Fees” are those fees billed to us by RSM in connection with permitted non-audit services.
Our audit committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for us. All of the audit and non-audit services described above for which RSM billed us for the fiscal years ended December 31, 2024 and 2023 were pre-approved by the audit committee.

Audit Committee Report(1)

As part of its oversight of the consolidated financial statements of CĪON Investment Corporation, or the Company, the Audit Committee reviewed and discussed with both management and RSM US LLP, the Company’s independent registered public accounting firm, the Company’s consolidated financial statements to be filed with the SEC for the fiscal year ended December 31, 2024. Management advised the Audit Committee that all consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and reviewed significant accounting issues with the Audit Committee. The Audit Committee also discussed with RSM US LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T, and by the Auditing Standards Board of the American Institute of Certified Public Accountants.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements of the Company as of and for the years ended December 31, 2024, 2023 and 2022 be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for filing with the SEC.

March 11, 2025

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

4.3	Description of Registrant’s Securities.*
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

10.14
Revolving Credit Note Agreement, dated as of December 17, 2020, by and among Murray Hill Funding II, LLC, Murray Hill Funding, LLC, U.S. Bank National Association, and the Class A-R Noteholders (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2020 (File No. 814-00941)).

10.15
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

Exhibit Number	Description of Document

10.18
Third Amended and Restated Loan and Security Agreement, dated as of February 26, 2021, by and among 34th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank National Association and CION Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2021 (File No. 814-00941)).

10.19
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

10.20
Unsecured Term Loan Facility Agreement, dated as of April 27, 2022, by and between CĪON Investment Corporation and an Israeli institutional investor. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2022 (File No. 814-00941)).

10.21
Deed of Trust, dated as of February 20, 2023, by and between CĪON Investment Corporation and Mishmeret Trust Company Ltd. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2023 (File No. 814-00941)).

10.22
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

10.23
Fifth Amended and Restated Master Confirmation to the Global Master Repurchase Agreement (Class A-1 Notes), dated as of June 14, 2023, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2023 (File No. 814-00941)).

10.24
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

10.26
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

10.27
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

10.28
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

10.29
Amended and Restated Note Purchase Agreement, dated as of September 18, 2024, by and among CĪON Investment Corporation and certain institutional investors (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2024 (File No. 814-00941)).

10.30
Unsecured Term Loan Facility Agreement, dated as of September 30, 2024, by and between CĪON Investment Corporation and an Israeli institutional investor (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2024 (File No. 814-00941)).

Exhibit Number	Description of Document

10.31
Sixth Amended and Restated Master Confirmation to the Global Master Repurchase Agreement (Class A-1 Notes), dated as of November 13, 2024, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2024 (File No. 814-00941)).

10.32
Second Amended and Restated Master Confirmation to the Global Master Repurchase Agreement (Class A-R Notes), dated as of November 13, 2024, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2024 (File No. 814-00941)).

10.33
Seventh Amended and Restated Master Confirmation to the Global Master Repurchase Agreement (Class A-1 Notes), dated as of January 13, 2025, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2025 (File No. 814-00941)).

10.34
Third Amended and Restated Master Confirmation to the Global Master Repurchase Agreement (Class A-R Notes), dated as of January 13, 2025, by and between Murray Hill Funding, LLC and UBS AG (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2025 (File No. 814-00941)).

10.35
Termination Agreement, dated as of February 13, 2025, by and among Murray Hill Funding II, LLC, Murray Hill Funding, LLC, CION Investment Management, LLC, UBS AG, London Branch, US Bank Trust Company, National Association, and US Bank National Association (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025 (File No. 814-00941)).

10.36
Loan and Security Agreement, dated as of February 13, 2025, by and among Murray Hill Funding II, LLC, Murray Hill Funding, LLC, CION Investment Management, LLC, each of the Lenders from time-to-time party thereto, UBS AG, London Branch, US Bank Trust Company, National Association, and US Bank National Association (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025 (File No. 814-00941)).

14.1
Code of Ethics of CĪON Investment Corporation, CION Investment Management, LLC, CION Investment Management II, LLC and Affiliated Advisers (Incorporated by reference to Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2023 (File No. 814-00941)).

19.1	CĪON Investment Corporation, CION Investment Management, LLC and Affiliated Funds and Advisers Statement of Policy on Insider Trading.*
21.1	Subsidiaries of CĪON Investment Corporation (Incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2024 (File No. 814-00941)).
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	CĪON Investment Corporation Clawback Policy (Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2024 (File No. 814-00941)).
99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 12, 2025
CĪON Investment Corporation
(Registrant)
By:  /s/ Michael A. Reisner
Michael A. Reisner
        Co-Chief Executive Officer
By:  /s/ Mark Gatto
Mark Gatto
        Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 12, 2025
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