Form 10-Q
period 2025-03-31
CION Investment Corp
filed 2025-05-08
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 30, 2025 was 52,687,464.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,463,914 and $1,489,777, respectively)	$1,393,039	$1,448,107
Non-controlled, affiliated investments (amortized cost of $316,945 and $274,642, respectively)	301,622	269,205
Controlled investments (amortized cost of $184,057 and $179,274, respectively)	150,999	171,376
Total investments, at fair value (amortized cost of $1,964,916 and $1,943,693, respectively)	1,845,660	1,888,688
Cash	7,720	7,670
Interest and fees receivable on investments	40,863	45,140
Receivable due on investments sold and repaid	1,047	2,965
Prepaid expenses and other assets	1,033	1,265
Total assets	$1,896,323	$1,945,728

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $17,568 and $18,156, respectively)	$1,099,776	$1,099,187
Payable for investments purchased	1,896	1,019
Accounts payable and accrued expenses	990	1,034
Interest payable	6,475	8,244
Accrued management fees	6,625	6,761
Accrued subordinated incentive fee on income	4,084	3,964
Accrued administrative services expense	544	2,006
Shareholder distribution payable	19,149	2,663
Share repurchases payable	—	40
Total liabilities	1,139,539	1,124,918

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 53,003,407
and 53,192,808 shares issued and 53,003,407 and 53,189,269 shares outstanding, respectively	53	53
Capital in excess of par value	1,019,512	1,021,684
Accumulated distributable losses	(262,781)	(200,927)
Total shareholders' equity	756,784	820,810
Total liabilities and shareholders' equity	$1,896,323	$1,945,728
Net asset value per share of common stock at end of period	$14.28	$15.43

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	2024
	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$34,120	$55,372	$165,786
Paid-in-kind interest income	8,359	7,049	31,397
Fee income	3,783	3,873	9,865
Dividend income	506	—	5,855
Non-controlled, affiliated investments
Interest income	1,975	1,519	6,426
Paid-in-kind interest income	3,148	2,482	11,692
Fee income	—	—	3,648
Dividend income	191	27	411
Controlled investments
Interest income	3,792	3,232	12,970
Fee income	200	—	4,382
Total investment income	56,074	73,554	252,432
Operating expenses
Management fees	6,625	6,864	27,321
Administrative services expense	1,279	1,092	4,783
Subordinated incentive fee on income	4,084	6,914	20,334
General and administrative	1,836	1,784	7,157
Interest expense	22,998	24,302	96,870
Total operating expenses	36,822	40,956	156,465
Net investment income before taxes	19,252	32,598	95,967
Income tax expense, including excise tax	—	5	107
Net investment income after taxes	19,252	32,593	95,860
Realized and unrealized gains (losses)
Net realized gains (losses) on:
Non-controlled, non-affiliated investments	2,294	(9,736)	(24,367)
Non-controlled, affiliated investments	—	—	(3,946)
Net realized gains (losses)	2,294	(9,736)	(28,313)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(30,662)	(6,517)	(8,218)
Non-controlled, affiliated investments	(8,429)	(6,246)	5,059
Controlled investments	(25,160)	(3,649)	(30,486)
Net change in unrealized depreciation	(64,251)	(16,412)	(33,645)
Net realized and unrealized losses	(61,957)	(26,148)	(61,958)
Net (decrease) increase in net assets resulting from operations	$(42,705)	$6,445	$33,902
Per share information—basic and diluted
Net (decrease) increase in net assets per share resulting from operations	$(0.80)	$0.12	$0.63
Net investment income per share	$0.36	$0.60	$1.79
Weighted average shares of common stock outstanding	53,073,211	53,960,698	53,564,788
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Shareholders' Equity
(in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2023 (audited)	54,184,636	$54	$1,033,030	$(153,521)	$879,563
Repurchases of common stock	(424,031)	—	(4,670)	—	(4,670)
Net investment income	—	—	—	32,593	32,593
Net realized losses on investments	—	—	—	(9,736)	(9,736)
Net unrealized losses on investments	—	—	—	(16,412)	(16,412)
Distributions declared and payable ($0.34 per share)	—	—	—	(18,279)	(18,279)
Balance at March 31, 2024 (unaudited)	53,760,605	54	1,028,360	(165,355)	863,059
Repurchases of common stock	(234,982)	—	(2,671)	—	(2,671)
Net investment income	—	—	—	22,963	22,963
Net realized losses on investments	—	—	—	(20,277)	(20,277)
Net unrealized gains on investments	—	—	—	19,692	19,692
Distributions declared and payable ($0.41 per share)	—	—	—	(21,960)	(21,960)
Balance at June 30, 2024 (unaudited)	53,525,623	54	1,025,689	(164,937)	860,806
Repurchases of common stock	(165,737)	(1)	(2,002)	—	(2,003)
Net investment income	—	—	—	21,618	21,618
Net realized gains on investments	—	—	—	3,938	3,938
Net unrealized losses on investments	—	—	—	(25,935)	(25,935)
Distributions declared and payable ($0.36 per share)	—	—	—	(19,234)	(19,234)
Balance at September 30, 2024 (unaudited)	53,359,886	53	1,023,687	(184,550)	839,190
Repurchases of common stock	(170,617)	—	(2,003)	—	(2,003)
Net investment income	—	—	—	18,686	18,686
Net realized losses on investments	—	—	—	(2,238)	(2,238)
Net unrealized losses on investments	—	—	—	(10,990)	(10,990)
Distributions declared and payable ($0.41 per share)	—	—	—	(21,835)	(21,835)
Balance at December 31, 2024 (audited)	53,189,269	53	1,021,684	(200,927)	820,810
Repurchases of common stock	(185,862)	—	(2,172)	—	(2,172)
Net investment income	—	—	—	19,252	19,252
Net realized gains on investments	—	—	—	2,294	2,294
Net unrealized losses on investments	—	—	—	(64,251)	(64,251)
Distributions declared and payable ($0.36 per share)	—	—	—	(19,149)	(19,149)
Balance at March 31, 2025 (unaudited)	53,003,407	$53	$1,019,512	$(262,781)	$756,784
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	2024
	(unaudited)	(unaudited)
Operating activities:
Net (decrease) increase in net assets resulting from operations	$(42,705)	$6,445	$33,902
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discount on investments	(1,796)	(11,665)	(16,773)
Proceeds from principal repayment of investments	36,045	190,574	443,595
Purchase of investments	(64,895)	(111,636)	(464,054)
Paid-in-kind interest and dividends capitalized	(12,053)	(9,531)	(44,540)
Decrease (increase) in short term investments, net	14,842	(16,691)	44,628
Proceeds from sale of investments	13,385	17,047	42,868
Net realized (gain) loss on investments	(2,294)	9,736	28,313
Net change in unrealized depreciation on investments	64,251	16,412	33,645
Amortization of debt issuance costs	1,799	1,254	5,593
(Increase) decrease in interest receivable on investments	(180)	(455)	(10,516)
(Increase) decrease in receivable due on investments sold and repaid	1,918	(10,485)	(1,998)
(Increase) decrease in prepaid expenses and other assets	232	211	83
Increase (decrease) in payable for investments purchased	877	16,349	(3,673)
Increase (decrease) in accounts payable and accrued expenses	(44)	(293)	(2)
Increase (decrease) in interest payable	(1,769)	(1,675)	(1,987)
Increase (decrease) in accrued management fees	(136)	(29)	(132)
Increase (decrease) in accrued administrative services expense	(1,462)	(1,514)	(150)
Increase (decrease) in subordinated incentive fee on income payable	120	2,299	(651)
Increase (decrease) in share repurchase payable	(40)	—	40
Net cash provided by operating activities	6,095	96,353	88,191
Financing activities:
Repurchase of common stock	(2,172)	(4,670)	(11,347)
Shareholders' distributions paid	(2,663)	(29,116)	(89,482)
Repayments under financing arrangements	(20,000)	(22,500)	(277,500)
Borrowings under financing arrangements	20,000	—	302,500
Debt issuance costs paid	(1,210)	—	(13,107)
Net cash used in financing activities	(6,045)	(56,286)	(88,936)
Net increase (decrease) in cash and restricted cash	50	40,067	(745)
Cash and restricted cash, beginning of period	7,670	8,415	8,415
Cash and restricted cash, end of period	$7,720	$48,482	$7,670

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,968	$24,703	$93,312
Supplemental non-cash operating activities:
Restructuring of portfolio investment	$16,880	$31,043	$92,673
Cash interest receivable exchanged for additional securities	$4,266	$1,631	$2,971
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 205.6%
Adapt Laser Acquisition, Inc.(t)(x)	S+1200, 1.00% SOFR Floor	12/31/2025	Capital Equipment	$10,429	$10,429	$10,715
Adapt Laser Acquisition, Inc.(t)(x)	S+1200, 1.00% SOFR Floor	12/31/2025	Capital Equipment	3,635	3,635	3,607
Allen Media, LLC(x)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,658	8,627	7,728
ALM Global, LLC(m)(n)(x)	S+550, 1.00% SOFR Floor	2/21/2029	Media: Advertising, Printing & Publishing	29,428	29,428	29,428
ALM Global, LLC(x)	S+550, 1.00% SOFR Floor	2/21/2029	Media: Advertising, Printing & Publishing	360	360	360
ALM Global, LLC	0.50% Unfunded	2/21/2029	Media: Advertising, Printing & Publishing	2,110	—	—
ALM Global, LLC	5.50% Unfunded	2/21/2029	Media: Advertising, Printing & Publishing	230	—	—
American Clinical Solutions LLC(r)(t)(x)	S+700, 1.00% SOFR Floor	6/30/2025	Healthcare & Pharmaceuticals	15,899	15,899	13,833
American Clinical Solutions LLC(p)(r)	0.00% Unfunded	6/30/2025	Healthcare & Pharmaceuticals	2,600	—	(338)
American Family Care, LLC(m)(x)	S+600, 1.00% SOFR Floor	2/28/2029	Healthcare & Pharmaceuticals	13,297	13,297	13,297
American Family Care, LLC(x)	S+600, 1.00% SOFR Floor	2/28/2029	Healthcare & Pharmaceuticals	453	453	453
American Family Care, LLC	1.00% Unfunded	2/28/2026	Healthcare & Pharmaceuticals	4,091	—	—
American Family Care, LLC	0.50% Unfunded	2/28/2029	Healthcare & Pharmaceuticals	1,818	—	—
American Health Staffing Group, Inc.(m)	Prime+500	11/19/2026	Services: Business	14,770	14,721	14,770
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	3,333	(11)	—
Ancile Solutions, Inc.(m)(x)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	10,659	10,564	11,551
Anthem Sports & Entertainment Inc.(t)(x)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	46,418	46,350	25,066
Anthem Sports & Entertainment Inc.(t)(x)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	3,708	3,709	3,708
Anthem Sports & Entertainment Inc.(x)(z)	S+700, 1.00% SOFR Floor	3/30/2025	Media: Diversified & Production	3,177	3,177	3,257
Anthem Sports & Entertainment Inc.	0.50% Unfunded	11/15/2026	Media: Diversified & Production	167	—	—
Appalachian Resource Company, LLC(w)(z)	S+500, 1.00% SOFR Floor	9/30/2024	Metals & Mining	11,137	11,137	6,168
Appalachian Resource Company, LLC(w)(z)	S+1000, 1.00% SOFR Floor	9/15/2024	Metals & Mining	5,000	5,000	4,806
APS Acquisition Holdings, LLC(m)(x)	S+575, 1.00% SOFR Floor	7/11/2029	Construction & Building	14,628	14,628	14,628
APS Acquisition Holdings, LLC	1.00% Unfunded	7/11/2026	Construction & Building	5,199	—	—
APS Acquisition Holdings, LLC	0.50% Unfunded	7/11/2029	Construction & Building	2,600	—	—
Atlas Supply LLC	13.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	3,775
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(x)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	8,730	8,731	8,512
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(x)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	2,953	2,969	2,717
Avison Young (Canada) Inc./Avison Young (USA) Inc.(n)(x)	S+625, 2.00% SOFR Floor	3/12/2028	Banking, Finance, Insurance & Real Estate	7,444	7,323	7,313
BDS Solutions Intermediateco, LLC(m)(x)	S+700, 2.00% SOFR Floor	2/7/2027	Services: Business	19,638	19,481	19,491
BDS Solutions Intermediateco, LLC(x)	S+700, 2.00% SOFR Floor	2/7/2027	Services: Business	2,857	2,776	2,836
Berlitz Holdings, Inc.(w)	S+900, 1.00% SOFR Floor	5/31/2025	Services: Business	16,846	16,734	16,325
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Berlitz Holdings, Inc.(p)	0.00% Unfunded	5/31/2025	Services: Business	462	—	6
Bradshaw International Parent Corp.(n)(w)	S+575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,728	12,569	12,633
Bradshaw International Parent Corp.	1.00% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(15)	(14)
Cabi, LLC(w)	S+600, 2.00% SOFR Floor	2/28/2027	Retail	14,366	14,273	14,061
Carestream Health, Inc.(n)(r)(x)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	11,081	10,344	11,081
Celerity Acquisition Holdings, LLC(m)(t)(x)	S+850, 1.00% SOFR Floor	5/28/2026	Services: Business	16,870	16,858	16,870
Cennox, Inc.(m)(n)(y)	S+550, 1.00% SOFR Floor	5/4/2029	Services: Business	38,292	37,996	38,292
Cennox, Inc.	0.50% Unfunded	5/4/2029	Services: Business	840	—	—
Cennox, Inc.(y)	S+5.50%, 1.00% SOFR Floor	5/4/2029	Services: Business	2,147	2,147	2,147
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	36,037	36,037	36,037
Community Tree Service, LLC(m)(t)(x)	S+850, 1.00% SOFR Floor	6/17/2027	Construction & Building	12,088	12,094	12,088
Core Health & Fitness, LLC(m)(w)	S+800, 3.00% SOFR Floor	6/17/2029	Consumer Goods: Durable	19,850	19,595	19,850
CrossLink Professional Tax Solutions, LLC(m)(w)	S+550, 1.00% SOFR Floor	6/30/2028	High Tech Industries	17,702	17,505	17,503
CrossLink Professional Tax Solutions, LLC	0.50% Unfunded	6/30/2028	High Tech Industries	2,209	(25)	(25)
David's Bridal, Inc.(s)(x)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	8,973	8,947	8,813
David's Bridal, Inc.(m)(s)(x)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	79,050	79,050	68,598
David's Bridal, Inc.(s)(x)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	4,000	3,709	3,720
David's Bridal, Inc.(p)(s)	0.00% Unfunded	12/21/2027	Retail	6,000	—	(420)
Dermcare Management, LLC(m)(w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,144	9,035	9,144
Dermcare Management, LLC(m)(w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	4,158	4,106	4,158
Dermcare Management, LLC (w)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	1,343	1,343	1,343
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(w)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,775	2,745	2,237
Entertainment Studios P&A LLC(m)(x)	S+900, 1.00% SOFR Floor	9/28/2027	Media: Diversified & Production	35,197	35,197	35,197
Entertainment Studios P&A LLC(j)	5.00%	5/18/2037	Media: Diversified & Production	—	—	199
ESP Associates, Inc.(m)(w)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	8,576	8,452	8,576
ESP Associates, Inc.(w)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	197	171	197
ESP Associates, Inc.	0.50% Unfunded	7/24/2028	Construction & Building	1,118	—	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
FuseFX, LLC(m)(t)(x)	S+600, 1.00% SOFR Floor	9/30/2026	Media: Diversified & Production	20,812	20,812	20,300
Future Pak, LLC(m)(n)(x)	S+600, 2.00% SOFR Floor	9/22/2026	Healthcare & Pharmaceuticals	24,875	24,875	24,875
Gold Medal Holdings, Inc.(m)(x)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	27,274	27,115	27,274
Gold Medal Holdings, Inc.	1.00% Unfunded	3/17/2027	Environmental Industries	2,498	(18)	—
H.W. Lochner, Inc.(m)(n)(x)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	16,227	15,943	16,227
H.W. Lochner, Inc.(m)(x)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	8,648	8,615	8,648
H.W. Lochner, Inc.(m)(x)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	2,510	2,461	2,510
HEC Purchaser Corp.(x)	S+550, 1.00% SOFR Floor	6/17/2029	Healthcare & Pharmaceuticals	11,114	10,972	11,114
HEC Purchaser Corp.	0.50% Unfunded	6/17/2029	Healthcare & Pharmaceuticals	1,302	(16)	—
Heritage Power, LLC(w)	S+550, 1.00% SOFR Floor	7/20/2028	Energy: Oil & Gas	1,192	1,192	1,183
Hilliard, Martinez & Gonzales, LLP(t)(w)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	29,019	28,894	28,293
Hollander Intermediate LLC(r)(w)	S+875, 3.00% SOFR Floor	9/19/2027	Consumer Goods: Durable	18,800	18,440	17,860
Homer City Generation, L.P.(t)	15.00%	4/16/2025	Energy: Oil & Gas	16,406	16,411	15,176
Homer City Generation, L.P.(t)	17.00%	4/16/2025	Energy: Oil & Gas	13,623	13,623	13,657
Hudson Hospital Opco, LLC(w)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	1,165	1,160	1,072
HUMC Holdco, LLC(w)(z)	S+800, 3.00% SOFR Floor	11/4/2023	Healthcare & Pharmaceuticals	4,939	4,939	4,544
HW Acquisition, LLC(r)(t)(x)	S+600, 1.00% SOFR Floor	9/28/2026	Capital Equipment	5,271	5,257	4,659
HW Acquisition, LLC(r)(t)	Prime+500	9/28/2026	Capital Equipment	4,066	4,060	3,593
HW Acquisition, LLC(r)	0.50% Unfunded	9/28/2026	Capital Equipment	294	—	(34)
ICA Foam Holdings, LLC(m)(x)	S+600, 1.00% SOFR Floor	12/5/2026	Containers, Packaging & Glass	18,826	18,751	18,637
Inotiv, Inc.(t)(x)	S+675, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	20,844	20,077	17,947
Instant Web, LLC(r)(t)(w)	S+700, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	52,423	52,423	37,941
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Instant Web, LLC(r)(t)(w)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	3,335	3,309	3,285
Instant Web, LLC(r)(t)	Prime+375, 4.00% Prime Floor	2/25/2027	Media: Advertising, Printing & Publishing	578	578	589
Instant Web, LLC(r)(t)(w)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	1,574	1,558	1,550
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	1,731	—	(26)
Invincible Boat Company LLC(m)(w)	S+750, 1.50% SOFR Floor	12/31/2026	Consumer Goods: Durable	13,351	13,305	12,950
Invincible Boat Company LLC(w)	S+750, 1.50% SOFR Floor	12/31/2026	Consumer Goods: Durable	798	798	774
INW Manufacturing, LLC(n)(x)	S+575, 0.75% SOFR Floor	3/25/2027	Services: Business	16,500	16,300	15,778
Ironhorse Purchaser, LLC(n)(w)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	6,965	6,924	6,965
Ironhorse Purchaser, LLC(n)(w)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	1,995	1,984	1,995
Ironhorse Purchaser, LLC(w)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	122	119	122
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	694	—	—
Isagenix International, LLC(r)(t)(x)	S+650, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	9,603	9,603	8,967
JP Intermediate B, LLC(m)(x)	S+650, 1.00% SOFR Floor	11/20/2027	Beverage, Food & Tobacco	53,716	21,935	38,138
K&N Parent, Inc.(t)(w)	S+825, 1.00% SOFR Floor	8/16/2027	Consumer Goods: Durable	5,796	5,796	5,441
K&N Parent, Inc.(w)	S+800, 1.00% SOFR Floor	2/16/2027	Consumer Goods: Durable	4,178	4,074	4,272
KeyImpact Holdings, Inc.(m)(x)	S+650, 1.00% SOFR Floor	1/31/2029	Beverage, Food & Tobacco	17,763	17,763	17,919
Klein Hersh, LLC(i)(t)(w)	S+850, 0.50% SOFR Floor	4/27/2028	Services: Business	23,251	20,760	20,838
LAV Gear Holdings, Inc.(m)(n)(x)	S+628, 1.00% SOFR Floor	10/31/2025	Services: Business	28,854	28,837	27,226
LAV Gear Holdings, Inc.(m)(n)(x)	S+628, 1.00% SOFR Floor	10/31/2025	Services: Business	4,671	4,670	4,414
LAV Gear Holdings, Inc.(x)	10.00%	10/31/2025	Services: Business	2,115	2,115	2,115
LGC US Finco, LLC(m)(w)	S+650, 1.00% SOFR Floor	12/20/2025	Capital Equipment	10,919	10,857	10,919
LGC US Finco, LLC(m)(w)	S+650, 1.00% SOFR Floor	12/20/2025	Capital Equipment	1,970	1,953	1,970
Lift Brands, Inc.(m)(n)(r)(w)	S+750, 1.00% SOFR Floor	6/29/2025	Services: Consumer	22,755	22,755	22,983
Lift Brands, Inc.(n)(r)(t)	9.50%	6/29/2025	Services: Consumer	6,818	6,810	6,664
Lift Brands, Inc.(n)(r)(t)	9.50%	6/29/2025	Services: Consumer	7,792	7,747	7,327
Lux Credit Consultants LLC(m)(x)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	17,497	17,519	17,497
Lux Credit Consultants LLC(x)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	1,882	1,885	1,882
Lux Credit Consultants LLC(x)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	405	406	405
Lux Credit Consultants LLC	1.00% Unfunded	4/29/2028	Automotive	457	—	—
MacNeill Pride Group Corp.(m)(x)	S+675, 1.00% SOFR Floor	4/22/2026	Services: Consumer	16,561	16,546	16,561
MacNeill Pride Group Corp.(x)	S+675, 1.00% SOFR Floor	4/22/2026	Services: Consumer	6,110	6,095	6,110
Manus Bio Inc.	15.00%	8/20/2026	Healthcare & Pharmaceuticals	6,706	6,690	7,435
Mimeo.com, Inc.(m)(x)	S+640, 1.00% SOFR Floor	1/31/2026	Media: Advertising, Printing & Publishing	20,752	20,752	20,752
Mimeo.com, Inc.(x)	S+800, 1.00% SOFR Floor	1/31/2026	Media: Advertising, Printing & Publishing	2,756	2,756	2,756
Mimeo.com, Inc.	1.00% Unfunded	1/31/2026	Media: Advertising, Printing & Publishing	2,500	—	—
Moss Holding Company(m)(n)(x)	S+575, 1.00% SOFR Floor	10/17/2026	Services: Business	21,831	21,628	21,831
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Moss Holding Company(m)(x)	S+575, 1.00% SOFR Floor	10/17/2026	Services: Business	3,705	3,671	3,705
Moss Holding Company	5.75% Unfunded	10/17/2026	Services: Business	106	—	—
Moss Holding Company	0.50% Unfunded	10/17/2026	Services: Business	2,126	—	—
Newbury Franklin Industrials LLC(m)(x)	S+700, 2.00% SOFR Floor	12/11/2029	Capital Equipment	8,006	7,891	7,896
Newbury Franklin Industrials LLC	1.00% Unfunded	12/11/2029	Capital Equipment	1,974	(14)	(27)
NewsCycle Solutions, Inc.(q)(x)	S+700, 1.00% SOFR Floor	2/27/2024	Media: Advertising, Printing & Publishing	12,286	12,282	9,460
Nova Compression, LLC(m)(t)(x)	S+1050, 2.00% SOFR Floor	10/13/2027	Energy: Oil & Gas	28,616	28,616	28,616
Nova Compression, LLC(t)(x)	S+1050, 2.00% SOFR Floor	10/13/2027	Energy: Oil & Gas	3,294	3,294	3,294
Nova Compression, LLC	1.00% Unfunded	4/14/2025	Energy: Oil & Gas	326	—	—
NTM Acquisition Corp.(m)(x)	S+675, 1.00% SOFR Floor	6/18/2026	Hotel, Gaming & Leisure	22,823	22,823	22,823
OpCo Borrower, LLC(m)(n)(x)	S+575, 1.00% SOFR Floor	4/26/2029	Healthcare & Pharmaceuticals	28,125	28,024	28,125
Optio Rx, LLC(r)	0.50% Unfunded	3/21/2030	Healthcare & Pharmaceuticals	988	—	—
Optio Rx, LLC(r)(x)	S+800, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	329	329	329
Optio Rx, LLC(r)(x)	S+800, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	13,795	13,795	13,795
Playboy Enterprises, Inc.(h)(t)(x)	S+625, 0.50% SOFR Floor	5/25/2027	Consumer Goods: Non-Durable	14,412	14,272	14,412
PRA Acquisition, LLC(x)	S+650, 1.00% SOFR Floor	5/12/2028	Hotel, Gaming & Leisure	18,752	18,752	18,658
RA Outdoors, LLC(x)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	11,317	11,317	10,412
RA Outdoors, LLC(x)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	1,115	1,081	1,026
RA Outdoors, LLC	0.50% Unfunded	4/8/2026	Media: Diversified & Production	720	—	(58)
Riddell, Inc. / All American Sports Corp.(m)(n)(w)	S+600, 1.00% SOFR Floor	3/29/2029	Consumer Goods: Durable	15,955	15,703	15,735
Riddell, Inc. / All American Sports Corp.(p)	0.00% Unfunded	9/29/2026	Consumer Goods: Durable	1,636	—	(23)
Robert C. Hilliard, L.L.P.(t)(w)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	2,418	2,424	2,358
Rogers Mechanical Contractors, LLC(m)(x)	S+575, 1.00% SOFR Floor	9/28/2028	Construction & Building	15,043	15,018	15,081
Rogers Mechanical Contractors, LLC(x)	S+575, 1.00% SOFR Floor	9/28/2028	Construction & Building	1,613	1,587	1,617
Rogers Mechanical Contractors, LLC	1.00% Unfunded	3/28/2026	Construction & Building	2,541	—	6
Rogers Mechanical Contractors, LLC	0.50% Unfunded	9/28/2028	Construction & Building	2,885	(7)	—
RumbleOn, Inc.(m)(t)(x)	S+875, 1.00% SOFR Floor	8/31/2026	Automotive	8,729	8,502	8,511
RumbleOn, Inc.(m)(t)(x)	S+875, 1.00% SOFR Floor	8/31/2026	Automotive	2,634	2,627	2,569
Securus Technologies Holdings, Inc.(m)(t)(x)	S+509, 1.00% SOFR Floor	7/31/2025	Telecommunications	4,137	4,081	3,889
Securus Technologies Holdings, Inc.(t)(x)	S+750, 1.00% SOFR Floor	7/31/2025	Telecommunications	79	79	77
Securus Technologies Holdings, Inc.(x)	S+1000, 1.00% SOFR Floor	12/24/2025	Telecommunications	180	176	180
Sequoia Healthcare Management, LLC(q)	12.75%	11/4/2023	Healthcare & Pharmaceuticals	8,525	8,525	128
SHF Holdings, Inc.(n)(x)	S+550, 1.00% SOFR Floor	1/22/2030	Beverage, Food & Tobacco	18,215	18,215	18,215
SHF Holdings, Inc.	0.50% Unfunded	1/22/2030	Beverage, Food & Tobacco	1,739	—	—
Sleep Opco, LLC(m)(n)(x)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	13,408	13,318	13,425
Sleep Opco, LLC(m)(x)	S+700, 1.00% SOFR Floor	10/12/2026	Retail	391	388	394
Sleep Opco, LLC(m)(x)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	1,399	1,373	1,401
Sleep Opco, LLC	0.50% Unfunded	10/12/2026	Retail	1,750	(11)	—
Spin Holdco Inc.(n)(x)	S+400, 0.75% SOFR Floor	3/4/2028	Services: Business	9,948	8,670	8,450
Spinal USA, Inc. / Precision Medical Inc.(t)(x)	S+950	5/29/2025	Healthcare & Pharmaceuticals	18,624	18,620	9,778
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc.(t)(x)	S+950	5/29/2025	Healthcare & Pharmaceuticals	1,655	1,655	827
Spinal USA, Inc. / Precision Medical Inc.(t)(x)	S+950	5/29/2025	Healthcare & Pharmaceuticals	1,064	1,031	532
Spinal USA, Inc. / Precision Medical Inc.(t)(x)	S+950	5/29/2025	Healthcare & Pharmaceuticals	1,010	1,010	505
Spinal USA, Inc. / Precision Medical Inc.(t)(x)	S+950	5/29/2025	Healthcare & Pharmaceuticals	843	817	443
Spinal USA, Inc. / Precision Medical Inc.(t)(x)	S+950	5/29/2025	Healthcare & Pharmaceuticals	770	770	778
STATinMED, LLC(q)(r)(t)(w)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	12,854	11,796	4,628
STATinMED, LLC(r)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	1,004	1,004	1,061
STATinMED, LLC(r)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	224	224	243
Stengel Hill Architecture, LLC(w)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	14,813	14,813	14,813
Stengel Hill Architecture, LLC(w)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	1,522	1,522	1,522
Stengel Hill Architecture, LLC(w)	S+650, 1.00% SOFR Floor	8/16/2028	Construction & Building	525	525	525
Stengel Hill Architecture, LLC	0.38% Unfunded	8/16/2028	Construction & Building	1,725	—	—
Tactical Air Support, Inc.(m)(w)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	11,700	11,700	11,700
Tactical Air Support, Inc.(w)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,950	1,907	1,950
The Men's Wearhouse, LLC(n)(x)	S+650, 0.00% SOFR Floor	2/26/2029	Retail	1,905	1,897	1,909
Thrill Holdings LLC(m)(x)	S+600, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	18,693	18,693	18,742
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	30
TMK Hawk Parent, Corp.(t)(w)	S+525, 1.00% SOFR Floor	6/30/2029	Services: Business	7,421	7,421	7,207
TMK Hawk Parent, Corp.(p)	0.00% Unfunded	12/31/2028	Services: Business	780	—	—
Trademark Global, LLC(r)(t)(x)	S+850, 1.00% SOFR Floor	6/30/2027	Consumer Goods: Non-Durable	18,645	18,601	14,082
Trammell, P.C.(t)(w)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	16,566	16,566	16,566
Williams Industrial Services Group, Inc.(q)(t)(x)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,525	1,426	641
Williams Industrial Services Group, Inc.(q)(t)(x)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	325	304	137
Wok Holdings Inc.(m)(w)	S+625, 0.00% SOFR Floor	3/1/2026	Beverage, Food & Tobacco	24,518	23,851	23,795
WorkGenius, Inc.(m)(x)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	14,604	14,604	14,604
WorkGenius, Inc.(x)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	750	743	750
WorkGenius, Inc.(m)(x)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	7,456	7,456	7,456
WorkGenius, Inc.(n)(x)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	2,361	2,361	2,361
Xenon Arc, Inc.(m)(x)	S+525, 0.75% SOFR Floor	12/20/2028	High Tech Industries	3,826	3,803	3,826
Total Senior Secured First Lien Debt					1,639,284	1,556,067
Senior Secured Second Lien Debt - 0.3%
RA Outdoors, LLC(t)(x)	S+900, 1.00% SOFR Floor	10/8/2026	Media: Diversified & Production	2,073	2,073	1,394
Securus Technologies Holdings, Inc.(q)(t)(x)	S+931, 1.00% SOFR Floor	11/1/2025	Telecommunications	3,414	3,188	1,199
Total Senior Secured Second Lien Debt					5,261	2,593
Collateralized Securities and Structured Products - Equity - 0.5%
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)	19.30% Estimated Yield	10/15/2030	Diversified Financials	4,000	978	654
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(g)(h)	11.84% Estimated Yield	4/28/2039	Diversified Financials	3,000	2,981	2,958
Total Collateralized Securities and Structured Products - Equity					3,959	3,612
Unsecured Debt - 1.6%
Klein Hersh, LLC(m)(p)	0.00%	4/27/2032	Services: Business	4,368	988	1,502
Lucky Bucks Holdings LLC(q)(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	25,308	22,860	5,315
SRA Holdings, LLC(r)(x)	S+600, 0.00% SOFR Floor	3/24/2025	Banking, Finance, Insurance & Real Estate	4,103	4,103	4,103
TMK Hawk Parent, Corp.(t)	11.00%	12/15/2031	Services: Business	1,580	1,580	1,358
Total Unsecured Debt					29,531	12,278
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(in thousands)

Portfolio Company(a)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Equity - 28.7%
ACS Holdings LLC, Class A-1 Membership Units(o)(p)(r)		Healthcare & Pharmaceuticals	27,115,901 Units	—	—
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(p)(r)		Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(p)		Energy: Oil & Gas	511,255 Units	1,642	673
Avison Young (Canada) Inc., Class A Preferred Shares (12.5% Return)		Banking, Finance, Insurance & Real Estate	8,800,606 Units	10,039	8,119
Avison Young (Canada) Inc., Class F Common Shares(p)		Banking, Finance, Insurance & Real Estate	6,575 Units	3,183	2,153
Carestream Health Holdings, Inc., Common Stock(p)(r)		Healthcare & Pharmaceuticals	614,368 Units	21,759	19,982
CF Arch Holdings LLC, Class A Units		Services: Business	380,952 Units	381	610
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(p)(s)		Diversified Financials	22,072,841 Units	22,073	18,516
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(p)(s)		Diversified Financials	NA	—	—
CTS Ultimate Holdings, LLC, Class A Preferred Units(p)		Construction & Building	849,201 Units	237	289
David's Bridal Holdings, LLC, Preferred Units(p)(s)		Retail	1,000 Units	10,820	6,644
David's Bridal Holdings, LLC, Class A Common Units(p)(s)		Retail	876,920 Units	23,130	8,655
David's Bridal Holdings, LLC, Class B Common Units(p)(s)		Retail	44,218 Units	291	436
EBSC Holdings LLC, Preferred Units (10% Return)		Consumer Goods: Durable	2,000 Units	2,180	2,373
FWS Parent Holdings, LLC, Class A Membership Interests(p)		Services: Business	35,242 Units	800	636
GSC Technologies Inc., Common Shares(p)(r)		Chemicals, Plastics & Rubber	807,268 Units	—	73
Heritage Litigation Trust, Restricted Stock(p)		Energy: Oil & Gas	238,375 Units	100	124
Instant Web Holdings, LLC, Class A Common Units(p)(r)		Media: Advertising, Printing & Publishing	10,819 Units	—	—
IPP Buyer Holdings, LLC, Class A Units(p)(r)		Retail	8,888,354 Units	10,740	10,933
Isagenix Worldwide, Inc., Common Shares(p)(r)		Beverage, Food & Tobacco	757,225 Units	8,987	1,988
K&N Holdco, LLC, Membership Units(p)		Consumer Goods: Durable	743,846 Units	8,927	2,668
Language Education Holdings GP LLC, Common Units(p)		Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(p)		Services: Business	366,667 Units	825	2,097
LB NewHoldco LLC, Voting Units(p)		Hotel, Gaming & Leisure	123,568 Units	4,200	1,054
Live Comfortably Inc., Common Stock(p)(r)		Consumer Goods: Durable	8,654 Units	—	—
Longview Intermediate Holdings C, LLC, Membership Units(p)(r)		Energy: Oil & Gas	1,491,731 Units	12,835	49,831
Mount Logan Capital Inc., Common Stock(f)(h)(r)		Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	2,056
New Giving Acquisition, Inc., Common Stock		Healthcare & Pharmaceuticals	4,630 Units	633	2,171
New HW Holdings Corp., Preferred Stock(p)(r)		Capital Equipment	14 Units	9,899	306
New HW Holdings Corp., Common Stock(p)(r)		Capital Equipment	119 Units	—	—
NS NWN Acquisition, LLC, Class A Preferred Units		High Tech Industries	111 Units	—	499
NS NWN Acquisition, LLC, Common Equity(p)		High Tech Industries	346 Units	—	—
NS NWN Holdco LLC, Non-Voting Units(p)		High Tech Industries	522 Units	—	151
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)		Consumer Goods: Durable	1,575 Units	1,000	1,003
Online Pharmacy Holdings, LLC, Series A Preferred Equity (5% Return)(r)		Healthcare & Pharmaceuticals	3,762,159 Units	3,085	3,085
Online Pharmacy Holdings, LLC, Series D-1 Common Equity(p)(r)		Healthcare & Pharmaceuticals	1,235 Units	—	—
Palmetto Clean Technology, Inc., Warrants(p)		High Tech Industries	724,112 Units	472	4,707
PLBY Group, Inc., Series B Preferred Stock(h)(p)		Consumer Goods: Non-Durable	2,868 Units	4,461	4,558
PLBY Group, Inc., Common Stock(f)(h)(p)		Consumer Goods: Non-Durable	516,953 Units	956	569
RumbleOn, Inc., Warrants(p)	8/14/2028	Automotive	60,606 Units	378	114
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Service Compression Holdings, LLC, Junior Preferred Units(p)		Energy: Oil & Gas	389,001 Units	1,326	1,389
Service Compression Holdings, LLC, Warrants(p)		Energy: Oil & Gas	730,586 Units	1,426	1,929
Snap Fitness Holdings, Inc., Class A Common Stock(p)(r)		Services: Consumer	9,858 Units	3,078	5,625
Snap Fitness Holdings, Inc., Warrants(p)(r)		Services: Consumer	3,996 Units	1,247	2,280
SRA Parent, LLC, Preferred Units (12% Return)(r)		Banking, Finance, Insurance & Real Estate	9,166,827 Units	9,715	9,809
SRA Parent, LLC, Common Units(p)(r)		Banking, Finance, Insurance & Real Estate	147,827 Units	17,590	19,535
STATinMed Parent, LLC, Class A Preferred Units(p)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	—
STATinMed Parent, LLC, Class B Preferred Units(p)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
TG Parent NewCo LLC, Common Units(o)(p)(r)		Consumer Goods: Non-Durable	9 Units	—	—
TMK Hawk Parent, Corp., Common Shares(p)		Services: Business	643,588 Units	8,579	4,463
TMK Hawk Parent, Corp., Warrants(p)		Services: Business	36,734 Units	—	91
URS Topco, LLC, Common Equity(p)		Transportation: Cargo	430,540 Units	9,669	10,876
WorkGenius, LLC, Class A Units(p)		Services: Business	500 Units	500	897
WorkGenius, LLC, Class A-1 Units(p)		Services: Business	1,864 Units	2,833	2,833
Yak Holding II, LLC, Series A Common Units		Construction & Building	127,419 Units	—	334
Total Equity				232,905	217,134
Short Term Investments - 7.1%(k)
First American Treasury Obligations Fund, Class Z Shares	4.22%(l)			53,976	53,976
Total Short Term Investments				53,976	53,976
TOTAL INVESTMENTS - 243.9%				$1,964,916	1,845,660
LIABILITIES IN EXCESS OF OTHER ASSETS - (143.9)%					(1,088,876)
NET ASSETS - 100.0%					$756,784
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual Secured Overnight Financing Rate, or SOFR, rate for each loan listed may not be the applicable SOFR rate as of March 31, 2025, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to March 31, 2025.
c.Fair value determined in good faith by the Company’s board of directors (see Note 9), including via delegation to CION Investment Management, LLC as the Company’s valuation designee (see Note 2), using significant unobservable inputs unless otherwise noted.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of March 31, 2025, 95.7% of the Company’s total assets represented qualifying assets.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(in thousands)
i.Due to an annual cap in interest in the loan agreement, the all-in-rate on this loan as of March 31, 2025 was 4.16%.
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of March 31, 2025.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of March 31, 2025 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with UBS AG, or UBS, as of March 31, 2025 (see Note 8).
o.Investment is held through CIC Holdco, LLC, a wholly-owned taxable subsidiary of the Company.
p.Non-income producing security.
q.Investment or a portion thereof was on non-accrual status as of March 31, 2025.
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2024 and March 31, 2025, along with transactions during the three months ended March 31, 2025 in these affiliated investments, were as follows:

		Three Months Ended March 31, 2025				Three Months Ended March 31, 2025
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2024	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2025	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
American Clinical Solutions LLC
First Lien Term Loan	$11,075	$2,167	$—	$253	$13,495	$—	$436	$—	$—
Class A-1 Membership Interests	—	—	—	—	—	—	—	—	—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	—	—
Carestream Health, Inc.
First Lien Term Loan	11,172	61	(85)	(67)	11,081	—	400	—	—
Carestream Health Holdings Inc.
Common Shares	20,108	—	—	(126)	19,982	—	—	—	—
GSC Technologies Inc.
Common Shares	32	—	—	41	73	—	—	—	—
Hollander Intermediate LLC
First Lien Term Loan	—	17,069	—	791	17,860	—	148	—	—
HW Acquisition, LLC
Revolving Loan	3,140	697	—	(278)	3,559	—	126	—	—
First Lien Term Loan	4,794	142	—	(277)	4,659	—	166	—	—
Instant Web, LLC
Revolving Loan	2,430	3,736	(2,920)	39	3,285	—	58	—	—
Priming Term Loan	573	16	—	—	589	—	16	—	—
First Lien Term Loan	36,557	1,472	—	(88)	37,941	—	1,472	—	—
First Lien Delayed Draw Term Loan	1,458	44	—	22	1,524	—	40	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—	—
IPP Buyer Holdings, LLC
Class A Units	11,644	—	—	(711)	10,933	—	—	—	—
Isagenix International, LLC
First Lien Term Loan	9,229	209	—	(471)	8,967	—	249	—	—
Isagenix Worldwide, Inc.
Common Shares	6,322	—	—	(4,334)	1,988	—	—	—	—
Lift Brands, Inc.
Term Loan A	22,814	—	(59)	228	22,983	—	680	—	—
Term Loan B	6,577	166	—	(79)	6,664	—	166	—	—
Term Loan C	7,386	225	—	(284)	7,327	—	226	—	—
See accompanying notes to consolidated financial statements

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(in thousands)

		Three Months Ended March 31, 2025				Three Months Ended March 31, 2025
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2024	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2025	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Live Comfortably Inc.
Common Stock	—	—	—	—	—	—	—	—	—
Longview Intermediate Holdings C, LLC
Membership Units	52,166	—	—	(2,335)	49,831	—	—	—	—
New HW Holdings Corp.
Preferred Stock	3,141	—	—	(2,835)	306	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
Online Pharmacy Holdings, LLC
Series A Preferred Equity	—	3,085	—	—	3,085	—	—	—	—
Series D Preferred Equity	—	—	—	—	—	—	—	—	—
Optio Rx, LLC
First Lien Term Loan	—	13,795	—	—	13,795	—	52	—	—
Revolving Loan	—	329	—	—	329	—	—	—	—
Snap Fitness Holdings, Inc.
Class A Stock	5,028	—	—	597	5,625	—	—	—	—
Warrants	2,038	—	—	242	2,280	—	—	—	—
SRA Holdings, LLC
Unsecured Debt	4,103	—	—	—	4,103	—	97	—	—
SRA Parent, LLC
Preferred Equity	9,533	191	—	85	9,809	—	—	191	—
Common Equity	17,277	—	—	2,258	19,535	—	—	—	—
STATinMED, LLC
First Lien Term Loan	4,592	—	—	36	4,628	—	—	—	—
Senior Term Loan	942	—	—	119	1,061	—	165	—	—
Senior Superpriority Term Loan	243	—	—	—	243	—	30	—	—
STATinMed Parent, LLC
Class A Preferred Units	—	—	—	—	—	—	—	—	—
Class B Preferred Units	—	—	—	—	—	—	—	—	—
TG Parent NewCo LLC
Common Equity	—	—	—	—	—	—	—	—	—
Trademark Global, LLC
First Lien Term Loan	14,831	506	—	(1,255)	14,082	—	596	—	—
Totals	$269,205	$43,910	$(3,064)	$(8,429)	$301,622	$—	$5,123	$191	$—
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(in thousands)
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2024 and March 31, 2025, along with transactions during the three months ended March 31, 2025 in these controlled investments, were as follows:

		Three Months Ended March 31, 2025				Three Months Ended March 31, 2025
Controlled Investments	Fair Value at December 31, 2024	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2025	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
CION/EagleTree Partners, LLC
Senior Secured Note	$36,037	$—	$—	$—	$36,037	$—	$1,243	$—	$—
Participating Preferred Shares	18,103	—	—	413	18,516	—	—	—	—
Common Shares	—	—	—	—	—	—	—	—	—
David's Bridal, Inc.
Exit First Lien Term Loan	73,181	2,000	—	(6,583)	68,598	—	2,228	—	—
Incremental First Lien Term Loan	9,910	—	(1,217)	120	8,813	—	321	—	—
Fourteenth Amendment Term Loan	—	3,709	—	(409)	3,300	—	—	—	200
David's Bridal Holdings, LLC
Preferred Units	9,575	—	—	(2,931)	6,644	—	—	—	—
Class A Common Units	24,570	—	—	(15,915)	8,655	—	—	—	—
Class B Common Units	—	291	—	145	436	—	—	—	—
Totals	$171,376	$6,000	$(1,217)	$(25,160)	$150,999	$—	$3,792	$—	$200
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(in thousands)
t.As of March 31, 2025, the below investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Adapt Laser Acquisition, Inc.	Senior Secured First Lien Debt	14.57%	2.00%	16.57%
American Clinical Solutions LLC	Senior Secured First Lien Debt	7.00%	4.45%	11.45%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	2.75%	11.31%	14.06%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	6.06%	6.50%	12.56%
Celerity Acquisition Holdings, LLC	Senior Secured First Lien Debt	10.00%	2.96%	12.96%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
Community Tree Service, LLC	Senior Secured First Lien Debt	12.96%	1.25%	14.21%
FuseFX, LLC	Senior Secured First Lien Debt	5.57%	5.00%	10.57%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	16.44%	16.44%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	17.00%	17.00%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	10.31%	10.31%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	12.50%	12.50%
Inotiv, Inc.	Senior Secured First Lien Debt	10.93%	0.25%	11.18%
Instant Web, LLC	Senior Secured First Lien Debt	—	11.44%	11.44%
Isagenix International, LLC	Senior Secured First Lien Debt	2.50%	8.41%	10.91%
K&N Parent, Inc.	Senior Secured First Lien Debt	7.69%	5.00%	12.69%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Nova Compression, LLC	Senior Secured First Lien Debt	11.57%	3.25%	14.82%
Playboy Enterprises, Inc.	Senior Secured First Lien Debt	5.40%	5.25%	10.65%
RA Outdoors, LLC	Senior Secured Second Lien Debt	—	13.50%	13.50%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	16.44%	16.44%
RumbleOn, Inc.	Senior Secured First Lien Debt	11.80%	1.00%	12.80%
Securus Technologies Holdings, Inc.	Senior Secured First Lien Debt	—	12.06%	12.06%
Securus Technologies Holdings, Inc.	Senior Secured First Lien Debt	—	9.65%	9.65%
Securus Technologies Holdings, Inc.	Senior Secured Second Lien Debt	—	13.64%	13.64%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	14.07%	14.07%
STATinMED, LLC	Senior Secured First Lien Debt	—	13.94%	13.94%
TMK Hawk Parent, Corp.	Senior Secured First Lien Debt	—	9.57%	9.57%
TMK Hawk Parent, Corp.	Unsecured Debt	—	11.00%	11.00%
Trademark Global, LLC	Senior Secured First Lien Debt	1.96%	11.10%	13.06%
Trammell, P.C.	Senior Secured First Lien Debt	—	19.94%	19.94%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	6.18%	16.18%
u.[Reserved]
v.[Reserved]
w.The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2025 was 4.32%.
x.The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2025 was 4.29%.
y.The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2025 was 4.19%.
z.While the maturity date of this loan has passed, the Company expects all interest and principal to be collected.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 190.5%
A-AG US Protein Bidco, Inc.(n)(w)	S+500, 1.00% SOFR Floor	11/1/2031	Capital Equipment	$6,000	$5,941	$6,060
Adapt Laser Acquisition, Inc.(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Capital Equipment	10,495	10,494	10,796
Adapt Laser Acquisition, Inc.(x)	S+1000, 1.00% SOFR Floor	12/31/2025	Capital Equipment	3,604	3,600	3,581
AHF Parent Holding, Inc.(n)(x)	S+625, 0.75% SOFR Floor	2/1/2028	Construction & Building	7,379	7,306	7,379
Allen Media, LLC(x)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,681	8,643	7,683
ALM Global, LLC(m)(n)(x)	S+550, 1.00% SOFR Floor	2/21/2029	Media: Advertising, Printing & Publishing	29,502	29,502	29,502
ALM Global, LLC(x)	S+550, 1.00% SOFR Floor	2/21/2029	Media: Advertising, Printing & Publishing	900	900	900
ALM Global, LLC	5.50% Unfunded	2/21/2029	Media: Advertising, Printing & Publishing	230	—	—
ALM Global, LLC	0.50% Unfunded	2/21/2029	Media: Advertising, Printing & Publishing	1,570	—	—
American Clinical Solutions LLC(r)(t)(x)	S+700, 1.00% SOFR Floor	6/30/2025	Healthcare & Pharmaceuticals	13,733	13,733	11,742
American Clinical Solutions LLC(p)(r)	0.00% Unfunded	6/30/2025	Healthcare & Pharmaceuticals	4,600	—	(667)
American Family Care, LLC(m)(x)	S+600, 1.00% SOFR Floor	2/28/2029	Healthcare & Pharmaceuticals	13,331	13,331	13,331
American Family Care, LLC(x)	S+600, 1.00% SOFR Floor	2/28/2029	Healthcare & Pharmaceuticals	455	455	455
American Family Care, LLC	1.00% Unfunded	2/28/2026	Healthcare & Pharmaceuticals	4,091	—	—
American Family Care, LLC	0.50% Unfunded	2/28/2029	Healthcare & Pharmaceuticals	1,818	—	—
American Health Staffing Group, Inc.(m)	Prime+500	11/19/2026	Services: Business	15,405	15,339	15,405
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	3,333	(12)	—
Ancile Solutions, Inc.(m)(x)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	10,775	10,656	11,368
Anthem Sports & Entertainment Inc.(t)(x)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	45,166	45,071	34,778
Anthem Sports & Entertainment Inc.(t)(x)	S+950, 1.00% SOFR Floor	11/15/2026	Media: Diversified & Production	3,641	3,641	3,641
Anthem Sports & Entertainment Inc.	0.50% Unfunded	11/15/2026	Media: Diversified & Production	167	—	—
Anthem Sports & Entertainment Inc.(p)	0.00% Unfunded	3/1/2025	Media: Diversified & Production	1,059	—	26
Anthem Sports & Entertainment Inc.(x)	S+700, 1.00% SOFR Floor	3/30/2025	Media: Diversified & Production	2,119	2,119	2,171
Appalachian Resource Company, LLC(w)(z)	S+1000, 1.00% SOFR Floor	9/15/2024	Metals & Mining	5,000	5,000	4,863
Appalachian Resource Company, LLC(w)(z)	S+500, 1.00% SOFR Floor	9/30/2024	Metals & Mining	11,137	11,137	8,231
APS Acquisition Holdings, LLC(m)(x)	S+575, 1.00% SOFR Floor	7/11/2029	Construction & Building	14,664	14,664	14,664
APS Acquisition Holdings, LLC	1.00% Unfunded	7/11/2029	Construction & Building	5,199	—	—
APS Acquisition Holdings, LLC	0.50% Unfunded	7/11/2029	Construction & Building	2,600	—	—
Atlas Supply LLC	13.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	4,800
Avison Young (USA) Inc.(n)(x)	S+625, 2.00% SOFR Floor	3/12/2028	Banking, Finance, Insurance & Real Estate	7,463	7,332	7,425
Avison Young (USA) Inc.(t)(x)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	8,591	8,591	8,591
Avison Young (USA) Inc.(t)(x)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	2,936	2,936	2,774
BDS Solutions Intermediateco, LLC(m)(x)	S+700, 2.00% SOFR Floor	2/7/2027	Services: Business	19,689	19,506	19,516
BDS Solutions Intermediateco, LLC(x)	S+700, 2.00% SOFR Floor	2/7/2027	Services: Business	2,333	2,254	2,313
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	524	—	(5)
Berlitz Holdings, Inc.(w)	S+900, 1.00% SOFR Floor	5/31/2025	Services: Business	15,000	14,839	14,669
Bradshaw International Parent Corp.(n)(w)	S+ 575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,761	12,583	12,761
Bradshaw International Parent Corp.	1.00% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(17)	—
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
c.Fair value determined in good faith by the Company’s board of directors (see Note 9), including via delegation to CION Investment Management, LLC as the Company’s valuation designee (see Note 2), using significant unobservable inputs unless otherwise noted.
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
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPM as of December 31, 2024 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the repurchase agreement with UBS as of December 31, 2024 (see Note 8).
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
March 31, 2025
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
March 31, 2025
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, or the FASB, issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under this new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation and must also further disaggregate income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company does not expect this update to have a material effect on the Company's consolidated financial statements.
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
March 31, 2025
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $53,976 and $68,818 of such investments at March 31, 2025 and December 31, 2024, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.
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
One of the Company’s wholly-owned consolidated subsidiaries, CIC Holdco, LLC, or CIC Holdco, has elected to be treated as a taxable entity for U.S. federal income tax purposes. As a result, CIC Holdco is not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of March 31, 2025 or December 31, 2024.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
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
March 31, 2025
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
March 31, 2025
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
The Company has investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of March 31, 2025 and December 31, 2024.
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
March 31, 2025
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
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024:

	Three Months Ended March 31,				Year Ended December 31,
	2025		2024		2024
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from offerings	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	—	—	—	—
Total gross shares/proceeds	—	—	—	—	—	—
Share repurchase program	(185,862)	(2,172)	(424,031)	(4,670)	(995,367)	(11,347)
Net shares/amounts for share transactions	(185,862)	$(2,172)	(424,031)	$(4,670)	(995,367)	$(11,347)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)

Since commencing its initial continuous public offering on July 2, 2012 and through March 31, 2025, the Company sold 53,003,407 shares of common stock for net proceeds of $1,119,826. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $272,911, for which the Company repurchased 17,265,960 shares of common stock. As of March 31, 2025, 17,265,960 shares of common stock repurchased had been retired.

On August 27, 2024, the Company's shareholders approved a proposal that authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. As of March 31, 2025, the Company has not issued any such shares.
Distribution Reinvestment Plan
On September 15, 2021, the Company adopted a distribution reinvestment plan, or the DRP, which became effective as of the Listing. For additional information regarding the terms of the DRP, see Note 5.
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
March 31, 2025
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

The following table summarizes the share repurchases completed during the year ended December 31, 2024 and the three months ended March 31, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2024
January 1 to January 31, 2024	125,304	$11.14	125,304	$31,700
February 1 to February 29, 2024	165,876	10.97	165,876	29,883
March 1 to March 31, 2024	132,851	10.95	132,851	28,431
April 1 to April 30, 2024	168,002	11.14	168,002	26,564
May 1 to May 31, 2024	27,449	11.67	27,449	26,244
June 1 to June 30, 2024	39,531	12.14	39,531	25,765
July 1 to July 31, 2024	71,305	12.35	71,305	24,885
August 1 to August 31, 2024	26,874	11.93	26,874	24,565
September 1 to September 30, 2024	67,558	11.86	67,558	23,764
October 1 to October 31, 2024	77,367	11.91	77,367	22,846
November 1 to November 30, 2024	24,104	11.63	24,104	22,566
December 1 to December 31, 2024	69,146	11.59	69,146	21,766
Total for the year ended December 31, 2024	995,367		995,367

2025
January 1 to January 31, 2025	89,466	$11.29	89,466	$20,758
February 1 to February 28, 2025	63,383	12.01	63,383	19,998
March 1 to March 31, 2025	33,013	12.13	33,013	19,598
Total for the three months ended March 31, 2025	185,862		185,862
(1)Amounts do not include any commissions paid to Wells Fargo on shares repurchased.
From April 1, 2025 to April 30, 2025, the Company repurchased 315,943 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $2,957, or an average purchase price of $9.36 per share. As of April 30, 2025, 17,265,960 shares of common stock repurchased by the Company had been retired.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
Note 4. Transactions with Related Parties
For the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended March 31,		Year Ended December 31,
Entity	Capacity	Description	2025	2024	2024
CIM	Investment adviser	Management fees(1)	$6,625	$6,864	$27,321
CIM	Investment adviser	Incentive fees(1)	4,084	6,914	20,334
CIM	Administrative services provider	Administrative services expense(1)	1,279	1,092	4,783
			$11,988	$14,870	$52,438
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
The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement in effect prior to the Listing, equal to 1.875% per quarter, or an annualized rate of 7.5%. Under the investment advisory agreement in effect prior to the Listing, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement also in effect prior to the Listing, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the three months ended March 31, 2025 and 2024, the Company recorded subordinated incentive fees on income of $4,084 and $6,914, respectively. As of March 31, 2025 and December 31, 2024, the liabilities recorded for subordinated incentive fees were $4,084 and $3,964, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024, the Company had no liability for and did not record any capital gains incentive fees.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
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
As of March 31, 2025 and December 31, 2024, the total liability payable to CIM and its affiliates was $11,253 and $12,731, respectively, which primarily related to fees earned by CIM during the three months ended March 31, 2025 and December 31, 2024, respectively.
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
The Company’s management declared and the Company's board of directors ratified distributions for 6 and 1 record dates during the year ended December 31, 2024 and the three months ended March 31, 2025, respectively.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
The following table presents distributions per share that were declared during the year ended December 31, 2024 and the three months ended March 31, 2025:

	Distributions
Three Months Ended	Per Share	Amount
2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
December 31, 2024 (two record dates)	0.41	21,835
Total distributions for the year ended December 31, 2024	$1.52	$81,308

2025
March 31, 2025 (one record date)	$0.36	$19,149
Total distributions for the three months ended March 31, 2025	$0.36	$19,149
On May 5, 2025, the Company’s co-chief executive officers declared a quarterly base distribution of $0.36 per share for the second quarter of 2025 payable on June 16, 2025 to shareholders of record as of June 2, 2025.
On September 15, 2021, the Company adopted the DRP, which became effective as of the Listing. Shareholders enrolled in the DRP receive distributions as declared by the Company in additional shares of its common stock unless such shareholder affirmatively elects to receive an entire distribution in cash by notifying (i) such shareholder’s financial adviser; or (ii) if such shareholder has a registered account maintained at the Company’s transfer agent, the plan administrator. With respect to distributions to participating shareholders under the DRP, the Company reserves the right to either issue new shares or cause the plan administrator to purchase shares in the open market in connection with implementation of the DRP. Unless the Company, in its sole discretion, otherwise directs DST Asset Management Solutions, Inc., the plan administrator, (A) if the per share “market price” (as defined in the DRP) is equal to or greater than the estimated NAV per share on the payment date for the distribution, then the Company will issue shares at the greater of (i) the estimated NAV or (ii) 95% of the market price, or (B) if the market price is less than the estimated NAV, then, in the Company’s sole discretion, (i) shares will be purchased in open market transactions for the accounts of participating shareholders to the extent practicable, or (ii) the Company will issue shares at the estimated NAV. Pursuant to the terms of the DRP, the number of shares to be issued to a participating shareholder will be determined by dividing the total dollar amount of the distribution payable to a participating shareholder by the price per share at which the Company issues such shares; provided, however, that shares purchased in open market transactions by the plan administrator will be allocated to a participating shareholder based on the weighted average purchase price, excluding any brokerage charges or other charges, of all shares purchased in the open market with respect to such distribution.
If a shareholder receives distributions in the form of common stock pursuant to the DRP, such shareholder generally will be subject to the same federal, state and local tax consequences as if they elected to receive distributions in cash. If the Company’s common stock is trading at or below NAV, a shareholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of cash that such shareholder would have received if they had elected to receive the distribution in cash. If the Company’s common stock is trading above NAV, a shareholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s common stock. The shareholder’s basis for determining gain or loss upon the sale of common stock received in a distribution will be equal to the total dollar amount of the distribution payable to the shareholder. Any stock received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares of common stock are credited to the shareholder’s account.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
The following table provides information concerning the Company’s purchases of shares of its common stock in the open market during the year ended December 31, 2024 and the three months ended March 31, 2025 pursuant to the DRP in order to satisfy the reinvestment portion of the Company’s distributions:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans of Programs
2024
January 1 to January 31, 2024	92,108	$11.05	92,108	(1)
February 1 to February 29, 2024	—	—	—	—
March 1 to March 31, 2024	170,571	11.09	170,571	(1)
April 1 to April 30, 2024	—	—	—	—
May 1 to May 31, 2024	—	—	—	—
June 1 to June 30, 2024	135,440	12.44	135,440	(1)
July 1 to July 31, 2024	18,789	12.51	18,789	(1)
August 1 to August 31, 2024	—	—	—	—
September 1 to September 30, 2024	131,659	12.10	131,659	(1)
October 1 to October 31, 2024	—	—	—	—
November 1 to November 30, 2024	—	—	—	—
December 1 to December 31, 2024	130,792	11.85	130,792	(1)
Total for the year ended December 31, 2024	679,359	$11.74	679,359	(1)

2025
January 1 to January 31, 2025	19,368	$11.49	19,368	(1)
February 1 to February 28, 2025	—	—	—	—
March 1 to March 31, 2025	—	—	—	—
Total for the three months ended March 31, 2025	19,368	$11.49	19,368	(1)
(1) See the description of the DRP above.
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
The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024:

	Three Months Ended March 31,						Year Ended December 31,
	2025			2024			2024
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.36	$19,149	100.0%	$0.34	$18,279	100.0%	$1.52	$81,308	100.0%
Total distributions	$0.36	$19,149	100.0%	$0.34	$18,279	100.0%	$1.52	$81,308	100.0%
It is the Company's policy to comply with all requirements of the Code applicable to RICs and to distribute at least 90% of its taxable income to its shareholders. In addition, by distributing during each calendar year at least 90% of its “investment company taxable income”, which is generally equal to the sum of the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, the Company intends not to be subject to corporate level federal income tax. Accordingly, no federal income tax provision was required for the year ended December 31, 2024. The Company will also be subject to nondeductible federal excise taxes of 4% if the Company does not distribute at least 98.0% of net ordinary income, 98.2% of capital gains, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
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
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV. All distributions for 2024 were characterized as ordinary income distributions for federal income tax purposes.
The tax components of accumulated earnings or losses for the current year will be determined at year end. As of December 31, 2024, the components of accumulated losses on a tax basis were as follows:

December 31, 2024
Undistributed ordinary income	$2,607
Other accumulated losses(1)	(85,546)
Net unrealized depreciation on investments	(116,078)
Total accumulated losses	$(199,017)
(1)Includes short term capital loss carryforwards of $0 and long term capital loss carryforwards of $82,446.
As of March 31, 2025, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $70,503; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $251,730; the net unrealized depreciation was $181,227; and the aggregate cost of securities for Federal income tax purposes was $2,026,887.
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
Note 6. Investments
The composition of the Company’s investment portfolio as of March 31, 2025 and December 31, 2024 at amortized cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,639,284	$1,556,067	86.9%	$1,610,540	$1,563,256	86.0%
Senior secured second lien debt	5,261	2,593	0.1%	5,187	2,680	0.1%
Collateralized securities and structured products - equity	3,959	3,612	0.2%	2,980	2,682	0.1%
Unsecured debt	29,531	12,278	0.7%	29,487	11,814	0.6%
Equity	232,905	217,134	12.1%	226,681	239,438	13.2%
Subtotal/total percentage	1,910,940	1,791,684	100.0%	1,874,875	1,819,870	100.0%
Short term investments(2)	53,976	53,976		68,818	68,818
Total investments	$1,964,916	$1,845,660		$1,943,693	$1,888,688
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
March 31, 2025
(in thousands, except share and per share amounts)
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$274,056	15.3%	$285,960	15.7%
Healthcare & Pharmaceuticals	210,143	11.7%	199,733	11.0%
Retail	138,569	7.7%	160,093	8.8%
Media: Diversified & Production	127,001	7.1%	129,210	7.1%
Energy: Oil & Gas	115,872	6.5%	116,393	6.4%
Services: Consumer	114,767	6.5%	111,832	6.2%
Beverage, Food & Tobacco	109,022	6.1%	100,612	5.5%
Media: Advertising, Printing & Publishing	106,095	5.9%	104,622	5.7%
Construction & Building	97,061	5.4%	99,383	5.5%
Consumer Goods: Durable	95,522	5.3%	95,968	5.3%
Banking, Finance, Insurance & Real Estate	64,317	3.6%	64,422	3.5%
Diversified Financials	58,165	3.3%	56,822	3.1%
Hotel, Gaming & Leisure	47,850	2.7%	49,823	2.7%
Capital Equipment	43,604	2.4%	52,349	2.9%
High Tech Industries	38,212	2.1%	37,665	2.1%
Consumer Goods: Non-Durable	33,621	1.9%	35,210	1.9%
Automotive	30,978	1.7%	31,104	1.7%
Environmental Industries	27,274	1.5%	27,344	1.5%
Containers, Packaging & Glass	18,637	1.0%	18,687	1.0%
Aerospace & Defense	13,650	0.8%	13,825	0.8%
Metals & Mining	10,974	0.6%	13,094	0.7%
Transportation: Cargo	10,876	0.6%	10,465	0.6%
Telecommunications	5,345	0.3%	5,222	0.3%
Chemicals, Plastics & Rubber	73	—	32	—
Subtotal/total percentage	1,791,684	100.0%	1,819,870	100.0%
Short term investments	53,976		68,818
Total investments	$1,845,660		$1,888,688

	March 31, 2025		December 31, 2024
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,756,126	98.0%	$1,782,659	98.0%
Canada	30,943	1.7%	33,541	1.8%
Cayman Islands	3,612	0.2%	2,682	0.1%
Bermuda	1,003	0.1%	988	0.1%
Subtotal/total percentage	1,791,684	100.0%	1,819,870	100.0%
Short term investments	53,976		68,818
Total investments	$1,845,660		$1,888,688
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of March 31, 2025 and December 31, 2024, investments on non-accrual status represented 1.2% and 1.4%, respectively, of the Company's investment portfolio on a fair value basis.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2025 and December 31, 2024, the Company’s unfunded commitments amounted to $65,130 and $70,681, respectively. As of April 30, 2025, the Company’s unfunded commitments amounted to $61,793. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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
On December 21, 2021, CION/EagleTree issued senior secured notes of $61,629 to the Company and $10,875 to ET-BC, or the CION/EagleTree Notes. The CION/EagleTree Notes bear interest at a fixed rate of 14.0% per year and are secured by a first priority security interest in all of the assets of CION/EagleTree. On November 16, 2023, the Company purchased a portion of the CION/EagleTree Notes held by ET-BC. As a result, as of March 31, 2025, the Company held $36,037 and ET-BC held $2,965 of the CION/Eagletree Notes. The obligations of CION/EagleTree under the CION/EagleTree Notes are non-recourse to the Company.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of March 31, 2025:

Portfolio Company	Interest	Maturity	Industry	Principal/ Par Amount/ Units	Cost	Fair Value
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(a)	11.84% Estimated Yield	4/28/2039	Diversified Financials	$7,000	$6,483	$6,886
Total Collateralized Securities and Structured Products - Equity					6,483	6,886
Equity
American Clinical Solutions LLC, Class A Membership Interests(b)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	3,558
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(b)			Media: Diversified & Production	1,469 Units	486	—
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(b)			Media: Diversified & Production	255 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(b)			Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	11,262	10,696
Carestream Health Holdings, Inc., Common Stock(b)			Healthcare & Pharmaceuticals	614,367 Units	21,759	19,982
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	9,324	14,427
CHC Medical Partners, Inc., Additional Series C Preferred Stock, 8% Dividend			Healthcare & Pharmaceuticals	183,723 Units	320	750
CTS Ultimate Holdings LLC, Class A Preferred Units(b)			Construction & Building	3,578,701 Units	1,000	1,217
Dayton HoldCo, LLC, Membership Units(b)			Construction & Building	37,264 Units	—	21
HDNet Holdco LLC, Preferred Unit Call Option(b)			Media: Diversified & Production	1 Unit	—	—
Language Education Holdings GP LLC, Common Units(b)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(b)			Services: Business	133,333 Units	300	763
Skillsoft Corp., Class A Common Stock(b)(c)			High Tech Industries	12,171 Units	2,000	234
Spinal USA, Inc. / Precision Medical Inc., Warrants(b)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					51,651	51,648
Short Term Investments(d)
First American Treasury Obligations Fund, Class Z Shares	4.22%(e)				1,928	1,928
Total Short Term Investments					1,928	1,928
TOTAL INVESTMENTS					$60,062	$60,462
a.The CLO subordinated notes are considered equity positions in the CLO vehicles and are not rated. Equity investments are entitled to recurring distributions, which are generally equal to the remaining cash flow of the payments made by the underlying vehicle's securities less contractual payments to debt holders and expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
b.Non-income producing security.
c.Fair value determined using level 1 inputs.
d.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
e.7-day effective yield as of March 31, 2025.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of December 31, 2024:

Portfolio Company	Interest	Maturity	Industry	Principal/ Par Amount/ Units	Cost	Fair Value
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(a)	11.84% Estimated Yield	2/2/2026	Diversified Financials	$8,000	$7,462	$7,911
Total Collateralized Securities and Structured Products - Equity					7,462	7,911
Equity
American Clinical Solutions LLC, Class A Membership Interests(b)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	1,628
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(b)			Media: Diversified & Production	1,469 Units	486	—
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(b)			Media: Diversified & Production	255 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(b)			Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	11,401	11,382
Carestream Health Holdings, Inc., Common Stock(b)			Healthcare & Pharmaceuticals	614,367 Units	21,759	20,108
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	9,191	13,800
CHC Medical Partners, Inc., Additional Series C Preferred Stock, 8% Dividend			Healthcare & Pharmaceuticals	183,723 Units	314	711
CTS Ultimate Holdings LLC, Class A Preferred Units(b)			Construction & Building	3,578,701 Units	1,000	1,360
Dayton HoldCo, LLC, Membership Units(b)			Construction & Building	37,264 Units	—	21
HDNet Holdco LLC, Preferred Unit Call Option(b)			Media: Diversified & Production	1 Unit	—	—
Language Education Holdings GP LLC, Common Units(b)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(b)			Services: Business	133,333 Units	300	1,010
Skillsoft Corp., Class A Common Stock(b)(c)			High Tech Industries	12,171 Units	2,000	292
Spinal USA, Inc. / Precision Medical Inc., Warrants(b)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					51,651	50,312
Short Term Investments(d)
First American Treasury Obligations Fund, Class Z Shares	4.36%(e)				1,643	1,643
Total Short Term Investments					1,643	1,643
TOTAL INVESTMENTS					$60,756	$59,866
a.The CLO subordinated notes are considered equity positions in the CLO vehicles and are not rated. Equity investments are entitled to recurring distributions, which are generally equal to the remaining cash flow of the payments made by the underlying vehicle's securities less contractual payments to debt holders and expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
b.Non-income producing security.
c.Fair value determined using level 1 inputs.
d.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
e.7-day effective yield as of December 31, 2024.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of March 31, 2025 and December 31, 2024:

Selected Balance Sheet Information:	March 31, 2025	December 31, 2024
Investments, at fair value (amortized cost of $60,062 and $60,756, respectively)	$60,462	$59,866
Cash and other assets	69	—
Dividend receivable on investments	316	342
Interest receivable on investments	152	194
Total assets	$60,999	$60,402

Senior secured notes (net of unamortized debt issuance costs of $41 and $47, respectively)	$38,962	$38,956
Other liabilities	254	152
Total liabilities	39,216	39,108
Members' capital	21,783	21,294
Total liabilities and members' capital	$60,999	$60,402
The following table includes selected statement of operations information for CION/EagleTree for the three months ended March 31, 2025 and 2024 and for the year ended December 31, 2024:

	Three Months Ended March 31,		Year Ended December 31,
Selected Statement of Operations Information:	2025	2024	2024
Total investment income	$721	$1,302	$4,746
Total expenses	1,578	2,518	7,974
Net realized gain on investments	56	—	3,641
Net change in unrealized appreciation (depreciation) on investments	1,290	(5,583)	(8,585)
Net increase (decrease) in net assets	$489	$(6,799)	$(8,172)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2025:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	SOFR+2.55%(1)	$325,000	$81,250	June 15, 2027
2029 Notes(2)	U.S. Public Bond Offering	7.50%	172,500	—	December 30, 2029
2026 Notes(3)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
2025 UBS Credit Facility	Term Loan Credit Facility	SOFR+2.75%	100,000	25,000	February 13, 2028
Series A Notes(4)	Israel Public Bond Offering	SOFR+3.82%	114,844	—	August 31, 2026
Tranche A 2027 Notes(3)	Note Purchase Agreement	SOFR+4.75%	100,000	—	November 8, 2027
Tranche B 2027 Notes(3)	Amended and Restated Note Purchase Agreement	SOFR+3.90%	100,000	—	November 8, 2027
2022 Term Loan(3)	Term Loan Facility Agreement	SOFR+3.50%	50,000	—	April 27, 2027
2024 Term Loan(3)	Term Loan Facility Agreement	SOFR+3.80%	30,000	—	September 30, 2027
			$1,117,344	$106,250
(1)34th Street pays an annual administration fee of 0.20% on JPM's total financing commitment. The administration fee is included in interest expense in the consolidated statements of operations.
(2)As of March 31, 2025, the fair value of the 2029 Notes was $172,086, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of March 31, 2025.
(3)As of March 31, 2025, the outstanding amount of this debt instrument approximates its fair value. The fair value was estimated based on discounted cash flows using current market interest rates for similar debt with comparable terms and remaining maturities. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2025.
(4)As of March 31, 2025, the fair value of the Series A Notes was $120,711, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of March 31, 2025.
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
March 31, 2025
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
On September 25, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $675,000 to $600,000 and repaid $70,000 of outstanding borrowings. On September 30, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $600,000 to $562,500 and repaid $30,000 of outstanding borrowings. On November 15, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $562,500 to $468,750 and repaid $75,000 of outstanding borrowings. On December 31, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $468,750 to $406,250 and repaid $50,000 of outstanding borrowings. As of March 31, 2025, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility was $325,000 and the aggregate unfunded principal amount was $81,250. The carrying amount outstanding under the Third Amended JPM Credit Facility approximates its fair value.
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
In connection with the Third Amended JPM Credit Facility, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended March 31, 2025, 34th Street was in compliance with all covenants and reporting requirements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
Through March 31, 2025, the Company incurred debt issuance costs of $18,070 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of March 31, 2025 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility. At March 31, 2025, the unamortized portion of the debt issuance costs was $4,491.
For the three months ended March 31, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Third Amended JPM Credit Facility were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	2024
Stated interest expense	$6,173	$11,957	$42,934
Amortization of deferred financing costs	501	494	2,013
Non-usage fee	163	316	1,211
Total interest expense	$6,837	$12,767	$46,158
Weighted average interest rate(1)	7.38%	8.79%	8.47%
Average borrowings	$341,222	$550,000	$513,866
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

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage ratio requirements set forth in the 1940 Act, but giving effect to any exemptive relief granted to the Company by the SEC, and certain other exceptions, and to provide financial information to the holders of the 2029 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of and for the three months ended March 31, 2025, the Company was in compliance with all covenants and reporting requirements.

The 2029 Notes were offered and sold in an offering registered under the Securities Act pursuant to the Company's shelf registration statement on Form N-2 (Registration No. 333-278658) previously filed with the SEC, as supplemented by a preliminary prospectus supplement dated September 26, 2024 and a final prospectus supplement dated September 26, 2024.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
Through March 31, 2025, the Company incurred debt issuance costs of $4,305 in connection with issuing the 2029 Notes, which were recorded as a direct reduction to the outstanding balance of the 2029 Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2025 and will amortize to interest expense over the term of the 2029 Notes. At March 31, 2025, the unamortized portion of the debt issuance costs was $3,903.
For the three months ended March 31, 2025 and for the period from October 3, 2024 through December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2029 Notes were as follows:

	Three Months Ended March 31, 2025	For the Period From October 3, 2024 Through December 31, 2024

Stated interest expense	$3,234	$3,163
Amortization of deferred financing costs	193	210
Total interest expense	$3,427	$3,373
Weighted average interest rate(1)	7.50%	7.50%
Average borrowings	$172,500	$172,500
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended March 31, 2025, the Company was in compliance with all covenants and reporting requirements.
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
Through March 31, 2025, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2025 and will amortize to interest expense over the term of the 2026 Notes. At March 31, 2025, the unamortized portion of the debt issuance costs was $463.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
For the three months ended March 31, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended March 31,		Year Ended December 31, 2024
	2025	2024
Stated interest expense	$1,406	$1,406	$5,625
Amortization of deferred financing costs	131	133	535
Total interest expense	$1,537	$1,539	$6,160
Weighted average interest rate(1)	4.50%	4.50%	4.50%
Average borrowings	$125,000	$125,000	$125,000
(1)Includes the stated interest expense on the 2026 Notes and is annualized for periods covering less than one year.
UBS Facility
On May 19, 2017, the Company, through two newly-formed, wholly-owned, special-purpose financing subsidiaries, entered into a financing arrangement with UBS pursuant to which up to $125,000 was made available to the Company.
Pursuant to the financing arrangement, assets in the Company's portfolio were contributed from time to time to Murray Hill Funding II. On May 19, 2017, the Company contributed assets to Murray Hill Funding II. The assets held by Murray Hill Funding II secured the obligations of Murray Hill Funding II under Class A-1 Notes, or the Notes, issued by Murray Hill Funding II. Pursuant to an Indenture, dated May 19, 2017, between Murray Hill Funding II and U.S. Bank National Association, or U.S. Bank, as trustee, or the Indenture, the aggregate principal amount of Notes that could have been issued by Murray Hill Funding II from time to time was $192,308. Murray Hill Funding, LLC, or Murray Hill Funding, purchased the Notes issued by Murray Hill Funding II at a purchase price equal to their par value. The Company made capital contributions to Murray Hill Funding II to, among other things, maintain the value of the portfolio of assets held by Murray Hill Funding II.
Principal on the Notes was due and payable on the stated maturity date of May 19, 2027. Pursuant to the Indenture, Murray Hill Funding II made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contained events of default customary for similar transactions, including, without limitation: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes and such failure is not cured within three business days; (b) the failure to disburse amounts in accordance with the priority of payments and such failure is not cured within three business days; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Murray Hill Funding II or Murray Hill Funding. As of and through the termination of the Indenture on February 13, 2025 (as described below), Murray Hill Funding II was in compliance with all covenants and reporting requirements.
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
March 31, 2025
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
March 31, 2025
(in thousands, except share and per share amounts)
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
On February 13, 2025, Murray Hill Funding II entered into a Termination Agreement, or the Termination Agreement, with UBS, as lender, Murray Hill Funding, CIM, as collateral manager, and US Bank, as trustee, collateral administrator, revolving note agent and account bank, under which the parties agreed to terminate the Amended UBS Facility, including, without limitation, the Global Master Repurchase Agreement (2000 version) dated as of May 15, 2017, as well as the annexes thereto and each confirmation and transaction supplement thereunder, the Second Amended and Restated Indenture dated as of December 17, 2020, and the Class A-1 Notes and the Class A-R Notes previously purchased by UBS from Murray Hill Funding II under such agreements. Simultaneously with terminating the Amended UBS Facility, Murray Hill Funding II entered into the 2025 UBS Credit Facility with UBS (as described below).

Prior to entering into the Termination Agreement, UBS could have required Murray Hill Funding to post cash collateral if, without limitation, the sum of the market value of the portfolio of assets and the cash and eligible investments held by Murray Hill Funding II, together with any posted cash collateral, was less than the required margin amount under the Amended UBS Facility; provided, however, that Murray Hill Funding would not have been required to post cash collateral with UBS until such market value declined at least 10% from the initial market value of the portfolio assets.
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
Pursuant to the Amended UBS Facility, Murray Hill Funding made certain representations and warranties and was required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. The Amended UBS Facility contained events of default customary for similar financing transactions, including, without limitation: (a) failure to transfer the Notes to UBS on the applicable purchase date or repurchase the Notes from UBS on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Murray Hill Funding; and (e) the admission by Murray Hill Funding of its inability to, or its intention not to, perform any of its obligations under the Amended UBS Facility. As of and through the termination of the Amended UBS Facility on February 13, 2025, Murray Hill Funding was in compliance with all covenants and reporting requirements.
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining and amending the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At March 31, 2025, all upfront fees and other expenses were fully amortized.
For the three months ended March 31, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	2024
Stated interest expense	$919	$2,619	$8,974
Non-usage fee	45	54	341
Total interest expense	$964	$2,673	$9,315
Weighted average interest rate(1)	8.07%	8.72%	8.70%
Average borrowings	$47,778	$121,264	$105,287
(1)Includes the stated interest expense and non-usage fee on the unused portion of the Amended UBS Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
2025 UBS Credit Facility
Simultaneously with terminating the Amended UBS Facility on February 13, 2025, Murray Hill Funding II, as borrower, entered into a Loan and Security Agreement, or the 2025 UBS Credit Facility, with UBS, as administrative agent, Murray Hill Funding, as equity holder, CIM, as collateral manager, each of the lenders from time-to-time party thereto, and US Bank, as collateral agent and document custodian. Under the 2025 UBS Credit Facility, the floating interest rate payable by Murray Hill Funding II on all advances of up to $125,000 is SOFR plus a credit spread of 2.75% per year. All outstanding advances must be repaid by Murray Hill Funding II on or prior to the maturity date of February 13, 2028. Murray Hill Funding II may prepay advances pursuant to the terms and conditions of the 2025 UBS Credit Facility, subject to a 2.0% premium in certain circumstances. In addition, Murray Hill Funding II will be subject to a non-usage fee of 0.75% per year on the amount, if any, of the aggregate principal amount available under the 2025 UBS Credit Facility that has not been borrowed up to the minimum utilization amount of $100,000. Interest and non-usage fees, if any, are payable monthly in arrears.
Pursuant to the 2025 UBS Credit Facility, assets in the Company's portfolio may be contributed from time to time to Murray Hill Funding II, which secure the obligations of Murray Hill Funding II under the 2025 UBS Credit Facility. UBS may require Murray Hill Funding to post cash collateral if, without limitation, the sum of the market value of the portfolio of assets and the cash and eligible investments held by Murray Hill Funding II, together with any posted cash collateral, is less than the required margin amount under the 2025 UBS Credit Facility; provided, however, that Murray Hill Funding will not be required to post cash collateral with UBS until such market value declined at least 10% from the initial market value of the portfolio assets.
The Company has no contractual obligation to post any such cash collateral or to make any payments to UBS on behalf of Murray Hill Funding. The Company may, but is not obligated to, increase its investment in Murray Hill Funding for the purpose of funding any cash collateral or payment obligations for which Murray Hill Funding becomes obligated in connection with the 2025 UBS Credit Facility. The Company’s exposure under the 2025 UBS Credit Facility is limited to the value of the Company’s investment in Murray Hill Funding.
Pursuant to the 2025 UBS Credit Facility, Murray Hill Funding II made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. As of March 31, 2025 and for the period from February 13, 2025 to March 31, 2025, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
Murray Hill Funding II paid an upfront fee and incurred certain other customary costs and expenses totaling $1,210 in connection with obtaining the 2025 UBS Credit Facility, which were recorded as a direct reduction to the outstanding balance of the 2025 UBS Credit Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the 2025 UBS Credit Facility. At March 31, 2025, the unamortized portion of the debt issuance costs was $1,159.
For the period from February 13, 2025 through March 31, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 2025 UBS Credit Facility were as follows:

For the Period from February 13, 2025 Through March 31, 2025

Stated interest expense	$923
Non-usage fee	24
Amortization of deferred financing costs	51
Total interest expense	$998
Weighted average interest rate(1)	7.25%
Average borrowings	$100,000
(1)Includes the stated interest expense and non-usage fee on the unused portion of the 2025 UBS Credit Facility and is annualized for periods covering less than one year.
Series A Notes
On February 28, 2023, the Company entered into a Deed of Trust, or the Deed of Trust, with Mishmeret Trust Company Ltd., as trustee, under which the Company issued $80,712 in aggregate principal amount of its Series A Unsecured Notes due 2026, or the Series A Notes. The Series A Notes offering in Israel closed on February 28, 2023 and the Series A Notes listed and commenced trading on the TASE on February 28, 2023 under the ticker symbol "CION B1". The Series A Notes are denominated in New Israeli Shekels, or NIS, but payment is linked to the US dollar based on an NIS conversion rate from February 20, 2023. As a result, the Series A Notes do not result in any foreign currency translation. After the deduction of fees and other offering expenses, the Company received net proceeds of approximately $77,900, which it used to make investments in portfolio companies in accordance with its investment objectives and for working capital and general corporate purposes. The Series A Notes are rated A1.il by Midroog Ltd., an affiliate of Moody’s. The carrying amount outstanding under the Series A Notes approximates its fair value.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
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

The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525 million, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2025, the Company was in compliance with all covenants and reporting requirements.
On February 26, 2023, the Company’s shares of common stock also listed and commenced trading on the TASE under the ticker symbol “CION”.
On October 10, 2023, the Company issued $34,132 in aggregate principal amount of its additional Series A Unsecured Notes due 2026, or the Additional Series A Notes, to institutional investors in Israel. The Additional Series A Notes were issued pursuant to the Deed of Trust and were issued by way of expanding, and have the same terms and conditions as, the existing Series A Notes that were issued by the Company on February 28, 2023. After the deduction of fees and other offering expenses, the Company received net proceeds of $32,317, which the Company used to make investments in portfolio companies in accordance with its investment objectives and for working capital and general corporate purposes. The Additional Series A Notes are rated A1.il by Midroog Ltd., an affiliate of Moody’s, and commenced trading on the TASE on October 10, 2023 under the ticker symbol "CION B1".
Through March 31, 2025, the Company incurred debt issuance costs of $5,139 in connection with issuing the Series A Notes and the Additional Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes and the Additional Series A Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2025 and will amortize to interest expense over the term of the Series A Notes and the Additional Series A Notes. At March 31, 2025, the unamortized portion of the debt issuance costs was $2,262.
For the three months ended March 31, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	2024
Stated interest expense	$2,301	$2,642	$10,378
Amortization of deferred financing costs	393	397	1,598
Total interest expense	$2,694	$3,039	$11,976
Weighted average interest rate(1)	8.02%	9.10%	8.91%
Average borrowings	$114,844	$114,844	$114,844
(1) Includes the stated interest expense on the Series A Notes and the Additional Series A Notes and is annualized for periods covering less than one year.
2027 Notes
On November 8, 2023, the Company entered into a Note Purchase Agreement with certain institutional investors, or the 2027 Note Purchase Agreement, in connection with the Company’s issuance of $100,000 aggregate principal amount of its senior unsecured notes, tranche A, due 2027, or the Tranche A 2027 Notes, at a purchase price equal to 99.25% of the principal amount of the Tranche A 2027 Notes. The net proceeds to the Company were $98,290, after the deduction of placement agent fees and other financing expenses, which the Company used to primarily repay debt under its senior secured financing arrangements, make investments in portfolio companies in accordance with its investment objectives, and for working capital and general corporate purposes. The Tranche A 2027 Notes are rated BBB (low) by DBRS, Inc.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)

The Tranche A 2027 Notes mature on November 8, 2027. The Tranche A 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and subject to a 2.00% SOFR floor, which will be paid quarterly on February 15, May 15, August 15, and November 15 of each year, which commenced on February 15, 2024. The Company has the right to, at its option, redeem all or a part that is not less than 10% of the Tranche A 2027 Notes (i) on or before August 8, 2027, at a redemption price equal to 100% of the principal amount of Tranche A 2027 Notes to be redeemed plus an applicable “make-whole” amount equal to (x) the discounted value of the remaining scheduled payments with respect to the principal of such Tranche A 2027 Note that is to be prepaid or becomes due and payable pursuant to the 2027 Note Purchase Agreement over (y) the amount of such called principal, plus accrued and unpaid interest, if any, and (ii) after August 8, 2027, at a redemption price equal to 100% of the principal amount of the Tranche A 2027 Notes to be redeemed, plus accrued and unpaid interest, if any. For any redemptions occurring on or before August 8, 2027, the discounted value portion of the “make whole amount” is calculated by applying a discount rate on the same periodic basis as that on which interest on the Tranche A 2027 Notes is payable equal to the sum of 0.50% plus the yield to maturity of the most recently issued U.S. Treasury securities having a maturity equal to the remaining average life of the Tranche A 2027 Notes, or if there are no such U.S. Treasury securities, using such implied yield to maturity determined in accordance with the terms of the 2027 Note Purchase Agreement.
The Tranche A 2027 Notes are general unsecured obligations of the Company that rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by certain of the Company’s subsidiaries, financing vehicles or similar facilities.

The 2027 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. The 2027 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new credit facilities, loans, notes or unsecured indebtedness in excess of $25 million incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the 2027 Note Purchase Agreement. In addition, the 2027 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25 million, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2025, the Company was in compliance with all covenants and reporting requirements.

On September 18, 2024, the Company entered into an Amended and Restated Note Purchase Agreement with certain institutional investors, or the AR Note Purchase Agreement, in connection with the Company’s issuance of $100,000 aggregate principal amount of its floating rate senior unsecured notes, tranche B, due 2027, or the Tranche B 2027 Notes, at a purchase price equal to par. The Tranche B 2027 Notes represent an add-on, second tranche of, and except as described herein have the same terms and conditions as, the Tranche A 2027 Notes that were issued by the Company in November 2023. The net proceeds to the Company were approximately $96,200, after the deduction of a commitment fee of $2,875, placement agent fees and other financing expenses. The Tranche B 2027 Notes are rated investment grade.

The Tranche B 2027 Notes also mature on November 8, 2027. The Tranche B 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 3.90% per year and subject to a 2.00% SOFR floor, which will be paid quarterly on February 15, May 15, August 15, and November 15 of each year, which commenced on November 15, 2024.
Through March 31, 2025, the Company incurred debt issuance costs of $5,462 in connection with issuing the Tranche A 2027 Notes and the Tranche B 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the Tranche A 2027 Notes and the Tranche B 2027 Notes, which is included in the Company’s consolidated balance sheet as of March 31, 2025 and will amortize to interest expense over the term of the Tranche A 2027 Notes and the Tranche B 2027 Notes. At March 31, 2025, the unamortized portion of the debt issuance costs was $4,226.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
For the three months ended March 31, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Tranche A 2027 Notes and the Tranche B 2027 Notes were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	2024
Stated interest expense	$4,424	$2,544	$12,453
Amortization of deferred financing costs	400	107	772
Total interest expense	$4,824	$2,651	$13,225
Weighted average interest rate(1)	8.85%	10.06%	9.68%
Average borrowings	$200,000	$100,000	$128,689
(1) Includes the stated interest expense on the Tranche A 2027 Notes and the Tranche B 2027 Notes and is annualized for periods covering less than one year.
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

The 2022 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2022 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2025, the Company was in compliance with all covenants and reporting requirements.
Through March 31, 2025, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 Term Loan, which is included in the Company’s consolidated balance sheet as of March 31, 2025 and will amortize to interest expense over the term of the 2022 Term Loan. At March 31, 2025, the unamortized portion of the debt issuance costs was $425.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
For the three months ended March 31, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 Term Loan were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	2024
Stated interest expense	$979	$1,116	$4,391
Amortization of deferred financing costs	50	51	205
Total interest expense	$1,029	$1,167	$4,596
Weighted average interest rate(1)	7.83%	8.83%	8.64%
Average borrowings	$50,000	$50,000	$50,000
(1) Includes the stated interest expense on the 2022 Term Loan and is annualized for periods covering less than one year.
2021 Term Loan
On April 14, 2021, the Company entered into an Unsecured Term Loan Facility Agreement, or the Term Loan Agreement, with an Israeli institutional investor, as lender. The Term Loan Agreement provided for an unsecured term loan, or the 2021 Term Loan, to the Company in an aggregate principal amount of $30,000. On April 20, 2021, the Company drew down $30,000 of borrowings under the 2021 Term Loan. After the deduction of fees and other financing expenses, the Company received net borrowings of approximately $29,000, which the Company used for working capital and other general corporate purposes.
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
The Term Loan Agreement contained other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2020 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 14, 2021, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represented more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represented less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the Term Loan Agreement contained customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and through the Company's repayment in full of the 2021 Term Loan on September 24, 2024, the Company was in compliance with all covenants and reporting requirements.
On September 24, 2024, the Company fully repaid all outstanding principal and interest on and otherwise satisfied all its obligations under the 2021 Term Loan.
Through March 31, 2025, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 Term Loan, which is included in the Company’s consolidated balance sheet as of March 31, 2025 and amortized to interest expense over the term of the 2021 Term Loan. At March 31, 2025, all upfront fees and other expenses were fully amortized.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
For the three months ended March 31, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 Term Loan were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	2024
Stated interest expense	$—	$394	$1,157
Amortization of deferred financing costs	—	72	209
Total interest expense	$—	$466	$1,366
Weighted average interest rate(1)	—	5.20%	5.20%
Average borrowings	$—	$30,000	$21,885
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

The 2024 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) an interest coverage ratio of not less than 1.25 to 1.00, and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2024 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended March 31, 2025, the Company was in compliance with all covenants and reporting requirements.

Through March 31, 2025, the Company incurred debt issuance costs of $767 in connection with obtaining the 2024 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2024 Term Loan, which is included in the Company’s consolidated balance sheet as of March 31, 2025 and will amortize to interest expense over the term of the 2024 Term Loan. At March 31, 2025, the unamortized portion of the debt issuance costs was $639.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
For the three months ended March 31, 2025 and for the period from September 30, 2024 through December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2024 Term Loan were as follows:

	Three Months Ended March 31, 2025	For the Period from September 30, 2024 Through December 31, 2024
Stated interest expense	$610	$651
Amortization of deferred financing costs	78	50
Total interest expense	$688	$701
Weighted average interest rate(1)	8.13%	8.40%
Average borrowings	$30,000	$30,000
(1) Includes the stated interest expense on the 2024 Term Loan and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of March 31, 2025 and December 31, 2024, according to the fair value hierarchy:

	March 31, 2025(1)				December 31, 2024(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,556,067	$1,556,067	$—	$—	$1,563,256	$1,563,256
Senior secured second lien debt	—	—	2,593	2,593	—	—	2,680	2,680
Collateralized securities and structured products - equity	—	—	3,612	3,612	—	—	2,682	2,682
Unsecured debt	—	—	12,278	12,278	—	—	11,814	11,814
Equity	2,625	—	195,993	198,618	2,041	—	219,294	221,335
Short term investments	53,976	—	—	53,976	68,818	—	—	68,818
Total Investments	$56,601	$—	$1,770,543	$1,827,144	$70,859	$—	$1,799,726	$1,870,585
(1)Excludes the Company's $18,516 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $18,103 investment in CION/EagleTree, which is measured at NAV.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2024	$1,563,256	$2,680	$2,682	$11,814	$219,294	$1,799,726
Investments purchased(2)(3)	90,437	69	979	44	6,755	98,284
Net realized gain (loss)	2,825	—	—	—	(531)	2,294
Net change in unrealized (depreciation) appreciation	(35,933)	(160)	(49)	420	(28,569)	(64,291)
Accretion of discount	1,792	4	—	—	—	1,796
Sales and principal repayments(3)	(66,310)	—	—	—	—	(66,310)
Net transfers in and/or (out) of Level 3	—	—	—	—	(956)	(956)
Ending balance, March 31, 2025	$1,556,067	$2,593	$3,612	$12,278	$195,993	$1,770,543
Change in net unrealized (depreciation) appreciation on investments still held as of March 31, 2025(1)	$(35,731)	$(160)	$(49)	$420	$(28,569)	$(64,089)
(1)Included in net change in unrealized depreciation on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
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
(1)Included in net change in depreciation on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,295,582	Discounted Cash Flow	Discount Rates	9.5%	—	32.5%	13.4%
	107,713	Market Comparable Approach	Revenue Multiple	0.68x	—	5.88x	1.84x
	69,347		EBITDA Multiple	5.25x	—	5.75x	5.38x
	53,283	Broker Quotes	Broker Quotes	N/A			N/A
	16,647	Other(2)	Probability Weighted Recovery Rate	15%	—	100%	94%
	13,495		Insurance Claim Recovery Rate	28%			N/A
Senior secured second lien debt	1,394	Market Comparable Approach	Revenue Multiple	1.58x			N/A
	1,199		EBITDA Multiple	5.75x			N/A
Collateralized securities and structured products - equity	3,612	Discounted Cash Flow	Discount Rates	14.0%	—	21.0%	15.3%
Unsecured debt	5,461	Discounted Cash Flow	Discount Rates	11.0%	—	14.0%	11.7%
	5,315	Other(2)	Probability Weighted Recovery Rate	19%			N/A
	1,502	Options Pricing Model	Expected Volatility	35%			N/A
Equity	77,349	Market Comparable Approach	EBITDA Multiple	5.00x	—	18.00x	11.51x
	49,831		$ per kW	$442.50			N/A
	39,948		Revenue Multiple	0.33x	—	5.88x	0.43x
	18,891	Options Pricing Model	Expected Volatility	35.0%	—	90.1%	59.5%
	8,119	Discounted Cash Flow	Discount Rates	19.5%			N/A
	1,008	Broker Quotes	Broker Quotes	N/A			N/A
	847	Other(2)	Other(2)	N/A			N/A
Total	$1,770,543
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions, recovery of insurance claims and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)

	December 31, 2024
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,305,445	Discounted Cash Flow	Discount Rates	9.4%	—	30.0%	13.4%
	117,665	Market Comparable Approach	Revenue Multiple	0.70x	—	6.13x	1.77x
	41,891		EBITDA Multiple	5.50x	—	10.25x	7.59x
	67,950	Broker Quotes	Broker Quotes	N/A			N/A
	15,209	Other(2)	Insurance Claim Recovery Rate	28%	—	55%	35%
	15,096		Other(2)	N/A			N/A
Senior secured second lien debt	2,680	Market Comparable Approach	EBITDA Multiple	5.75x	—	6.75x	6.23x
Collateralized securities and structured products - equity	2,682	Discounted Cash Flow	Discount Rates	14.3%	—	21.0%	16.0%
Unsecured debt	5,418	Discounted Cash Flow	Discount Rates	11.3%	—	14.0%	11.9%
	5,315	Other(2)	Other(2)	N/A			N/A
	1,081	Options Pricing Model	Expected Volatility	35%			N/A
Equity	79,142	Market Comparable Approach	EBITDA Multiple	4.75x	—	18.75x	11.73x
	62,171		Revenue Multiple	0.36x	—	6.13x	0.50x
	52,166		$ per kW	$450.00			N/A
	16,061	Options Pricing Model	Expected Volatility	47.5%	—	95.0%	67.0%
	7,965	Discounted Cash Flow	Discount Rates	19.0%			N/A
	930	Other(2)	Other(2)	N/A			N/A
	859	Broker Quotes	Broker Quotes	N/A			N/A
Total	$1,799,726
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions, recovery of insurance claims and/or other factors.
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
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024:

	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	2024
Professional fees	$768	$521	$2,348
Valuation expense	230	144	751
Dues and subscriptions	203	435	1,001
Insurance expense	184	169	721
Director fees and expenses	172	171	696
Transfer agent expense	119	123	488
Accounting and administrative costs	112	162	639
Printing and marketing expense	17	3	308
Other expenses	31	56	205
Total general and administrative expense	$1,836	$1,784	$7,157

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
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
As of March 31, 2025 and December 31, 2024, the Company’s unfunded commitments were as follows:

Unfunded Commitments	March 31, 2025(1)	December 31, 2024(1)
APS Acquisition Holdings, LLC	$7,799	$7,799
David’s Bridal, LLC	6,000	—
American Family Care, LLC	5,909	5,909
Rogers Mechanical Contractors, LLC	5,426	5,426
American Health Staffing Group, Inc.	3,333	3,333
American Clinical Solutions LLC	2,600	4,600
Mimeo.com, Inc.	2,500	2,500
Gold Medal Holdings, Inc.	2,498	2,498
ALM Global, LLC	2,340	1,800
Moss Holding Company	2,232	2,232
CrossLink Professional Tax Solutions, LLC	2,209	1,840
Newbury Franklin Industrials, LLC	1,974	1,974
Bradshaw International Parent Corp.	1,844	1,844
Sleep Opco, LLC	1,750	1,750
Thrill Holdings LLC	1,739	1,739
SHF Holdings, Inc.	1,739	—
Instant Web, LLC	1,731	2,488
Stengel Hill Architecture, LLC	1,725	1,725
Riddell, Inc. / All American Sports Corp.	1,636	1,636
HEC Purchaser Corp.	1,302	1,302
ESP Associates, Inc.	1,118	1,118
Optio Rx, LLC	988	—
Cennox, Inc.	840	2,334
TMK Hawk Parent, Corp.	779	779
RA Outdoors, LLC	720	348
Ironhorse Purchaser, LLC	694	551
Berlitz Holdings, Inc.	462	—
Lux Credit Consultants LLC	456	5,069
Nova Compression, LLC	326	—
HW Acquisition, LLC	294	147
Anthem Sports & Entertainment Inc.	167	1,225
Flatworld Intermediate Corp.	—	5,865
BDS Solutions Intermediateco, LLC	—	524
Dermcare Management, LLC	—	326
Total	$65,130	$70,681
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
Unfunded commitments to provide funds to companies are not recorded on the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of March 31, 2025 and December 31, 2024, refer to the table above and the consolidated schedules of investments. As of April 30, 2025, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $61,793.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, conversion fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024:

	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	2024
Amendment fees	$3,483	$236	$5,679
Capital structuring and other fees	500	1,799	10,253
Commitment fees	—	1,760	1,760
Conversion fees	—	78	78
Administrative agent fees	—	—	125
Total(1)	$3,983	$3,873	$17,895
(1)A portion of our fee income is derived from non-controlled, affiliated investments and controlled investments. Refer to notes r. and s. to the consolidated schedules of investments as of March 31, 2025 and December 31, 2024 for further details on the sources of our fee income.
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 2025
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024:

	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	2024
Per share data:(1)
Net asset value at beginning of period	$15.43	$16.23	$16.23
Results of operations:
Net investment income	0.36	0.60	1.79
Net realized loss and net change in unrealized depreciation on investments and loss on foreign currency(2)	(1.16)	(0.48)	(1.16)
Net (decrease) increase in net assets resulting from operations(2)	(0.80)	0.12	0.63
Shareholder distributions:
Distributions from net investment income	(0.36)	(0.34)	(1.52)
Net decrease in net assets resulting from shareholders' distributions	(0.36)	(0.34)	(1.52)
Capital share transactions:
Repurchases of common stock below net asset value(3)	0.01	0.04	0.09
Net increase in net assets resulting from capital share transactions	0.01	0.04	0.09
Net asset value at end of period	$14.28	$16.05	$15.43
Shares of common stock outstanding at end of period	53,003,407	53,760,605	53,189,269
Total investment return-net asset value(4)	(5.12)%	1.92%	7.71%
Total investment return-market value(5)	(6.05)%	0.24%	14.37%
Net assets at beginning of period	$820,810	$879,563	$879,563
Net assets at end of period	$756,784	$863,059	$820,810
Average net assets	$806,723	$878,758	$861,376
Ratio/Supplemental data(6):
Ratio of net investment income to average net assets	2.39%	3.71%	11.13%
Ratio of net operating expenses to average net assets	4.56%	4.66%	18.18%
Portfolio turnover rate(7)	2.71%	6.21%	25.85%
Total amount of senior securities outstanding	$1,117,344	$1,069,844	$1,117,344
Asset coverage ratio(8)	1.68	1.81	1.73
(1)The per share data for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024 was derived by using the weighted average shares of common stock outstanding during each period.
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
March 31, 2025
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
(5)Total investment return-market value for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical information, the following discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.
Forward-Looking Statements
Some of the statements within this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve numerous risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of tariffs and trade disputes with other countries, inflation, high interest rates and the risk of recession;
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
•the dependence of our future success on the general economy and its impact on the industries in which we invest, including tariffs and trade disputes with other countries, inflation, high interest rates, the risk of recession and the related economic disruptions caused thereby;
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
•the prices at which shares of our common stock and our 7.50% Notes due 2029 may trade on and volume fluctuations in the NYSE; and
•the costs associated with being a publicly traded company.
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
Recent Developments
Q2 2025 Base Distribution

On May 5, 2025, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the second quarter of 2025, payable on June 16, 2025 to shareholders of record as of June 2, 2025.

Portfolio Investment Activity for the Three Months Ended March 31, 2025 and 2024 and the Year Ended December 31, 2024
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024:

	Three Months Ended March 31,		Year Ended December 31,
Net Investment Activity	2025	2024	2024
Purchases and drawdowns
Senior secured first lien debt	$60,792	$101,895	$439,038
Collateralized securities and structured products - equity	979	—	2,002
Unsecured debt	—	1,096	1,096
Equity	3,124	8,645	21,918
Sales and principal repayments	(49,430)	(207,621)	(486,463)
Net portfolio activity	$15,465	$(95,985)	$(22,409)
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,639,284	$1,556,067	86.9%
Senior secured second lien debt	5,261	2,593	0.1%
Collateralized securities and structured products - equity	3,959	3,612	0.2%
Unsecured debt	29,531	12,278	0.7%
Equity	232,905	217,134	12.1%
Subtotal/total percentage	1,910,940	1,791,684	100.0%
Short term investments(2)	53,976	53,976
Total investments	$1,964,916	$1,845,660
Number of portfolio companies			104
Average annual EBITDA of portfolio companies		$53.2 million
Median annual EBITDA of portfolio companies			$34.2 million
Purchased at a weighted average price of par			96.22%
Gross annual portfolio yield based upon the purchase price(3)			10.84%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of March 31, 2025 and December 31, 2024, excluding short term investments of $53,976 and $68,818, respectively:

	March 31, 2025			December 31, 2024
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,544,579	$1,469,869	82.0%	$1,519,038	$1,476,158	81.1%
Non-income producing investments	204,326	189,219	10.6%	202,115	214,958	11.8%
Fixed interest rate investments	152,300	121,811	6.8%	145,347	119,844	6.6%
Other income producing investments	9,735	10,785	0.6%	8,375	8,910	0.5%
Total investments	$1,910,940	$1,791,684	100.0%	$1,874,875	$1,819,870	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$274,056	15.3%	$285,960	15.7%
Healthcare & Pharmaceuticals	210,143	11.7%	199,733	11.0%
Retail	138,569	7.7%	160,093	8.8%
Media: Diversified & Production	127,001	7.1%	129,210	7.1%
Energy: Oil & Gas	115,872	6.5%	116,393	6.4%
Services: Consumer	114,767	6.5%	111,832	6.2%
Beverage, Food & Tobacco	109,022	6.1%	100,612	5.5%
Media: Advertising, Printing & Publishing	106,095	5.9%	104,622	5.7%
Construction & Building	97,061	5.4%	99,383	5.5%
Consumer Goods: Durable	95,522	5.3%	95,968	5.3%
Banking, Finance, Insurance & Real Estate	64,317	3.6%	64,422	3.5%
Diversified Financials	58,165	3.3%	56,822	3.1%
Hotel, Gaming & Leisure	47,850	2.7%	49,823	2.7%
Capital Equipment	43,604	2.4%	52,349	2.9%
High Tech Industries	38,212	2.1%	37,665	2.1%
Consumer Goods: Non-Durable	33,621	1.9%	35,210	1.9%
Automotive	30,978	1.7%	31,104	1.7%
Environmental Industries	27,274	1.5%	27,344	1.5%
Containers, Packaging & Glass	18,637	1.0%	18,687	1.0%
Aerospace & Defense	13,650	0.8%	13,825	0.8%
Metals & Mining	10,974	0.6%	13,094	0.7%
Transportation: Cargo	10,876	0.6%	10,465	0.6%
Telecommunications	5,345	0.3%	5,222	0.3%
Chemicals, Plastics & Rubber	73	—	32	—
Subtotal/total percentage	1,791,684	100.0%	1,819,870	100.0%
Short term investments	53,976		68,818
Total investments	$1,845,660		$1,888,688
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of March 31, 2025 and December 31, 2024, our unfunded commitments amounted to $65,130 and $70,681, respectively. As of April 30, 2025, our unfunded commitments amounted to $61,793. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of March 31, 2025 and December 31, 2024, excluding short term investments of $53,976 and $68,818, respectively:

	March 31, 2025		December 31, 2024
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$40,752	2.3%	$36,418	2.0%
2	1,543,954	86.1%	1,561,233	85.8%
3	184,110	10.3%	192,203	10.6%
4	16,065	0.9%	23,554	1.3%
5	6,803	0.4%	6,462	0.3%
	$1,791,684	100.0%	$1,819,870	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of April 30, 2025:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,557,458	86.9%
Senior secured second lien debt	2,594	0.1%
Collateralized securities and structured products - equity	3,612	0.2%
Unsecured debt	12,278	0.7%
Equity	216,822	12.1%
Subtotal/total percentage	1,792,764	100.0%
Short term investments(1)	52,070
Total investments	$1,844,834
Number of portfolio companies		103
Average annual EBITDA of portfolio companies	$53.7 million
Median annual EBITDA of portfolio companies	$34.6 million
Purchased at a weighted average price of par		95.48%
Gross annual portfolio yield based upon the purchase price(2)		10.92%
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
Results of Operations for the Three Months Ended March 31, 2025 and 2024
Our results of operations for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Investment income	$56,074	$73,554
Operating expenses and income taxes	36,822	40,961
Net investment income after taxes	19,252	32,593
Net realized gain (loss) on investments	2,294	(9,736)
Net change in unrealized depreciation on investments	(64,251)	(16,412)
Net (decrease) increase in net assets resulting from operations	$(42,705)	$6,445
Investment Income
For the three months ended March 31, 2025 and 2024, we generated investment income of $56,074 and $73,554, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 89 and 95 portfolio companies held during each respective period. The decrease in total investment income was primarily driven by lower investment income generated from restructuring and amendment activities and yield-enhancement provisions from repayments on certain investments and lower SOFR rates during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Management fees	$6,625	$6,864
Administrative services expense	1,279	1,092
Subordinated incentive fee on income	4,084	6,914
General and administrative	1,836	1,784
Interest expense	22,998	24,302
Income tax expense, including excise tax	—	5
Total operating expenses and income taxes	$36,822	$40,961

The decrease in subordinated incentive fee on income was primarily the result of the decrease in investment income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was partially offset by the decrease in interest expense during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in interest expense was primarily the result of lower SOFR rates on our borrowings during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was partially offset by higher average borrowings under our financing arrangements during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
The composition of our general and administrative expenses for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Professional fees	$768	$521
Valuation expense	230	144
Dues and subscriptions	203	435
Insurance expense	184	169
Director fees and expenses	172	171
Transfer agent expense	119	123
Accounting and administrative costs	112	162
Printing and marketing expense	17	3
Other expenses	31	56
Total general and administrative expense	$1,836	$1,784
Net Investment Income After Taxes

Our net investment income after taxes totaled $19,252 and $32,593 for the three months ended March 31, 2025 and 2024, respectively. The decrease in net investment income was a result of a decrease in our investment income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was partially offset by a decrease in our operating expenses during the three months ended March 31, 2025, which was driven primarily by decreases in the subordinated incentive fee on income and interest expense.
Net Realized Gain (Loss) on Investments
Our net realized gain (loss) on investments totaled $2,294 and $(9,736) for the three months ended March 31, 2025 and 2024, respectively. The change was driven primarily by realized gains on the restructure of certain investments during the three months ended March 31, 2025 compared to realized losses on the restructure of certain investments during the three months ended March 31, 2024.

Net Change in Unrealized Depreciation on Investments
The net change in unrealized depreciation on our investments totaled $(64,251) and $(16,412) for the three months ended March 31, 2025 and 2024, respectively. This increase was driven primarily by larger mark-to-market declines in certain investments during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the three months ended March 31, 2025 and 2024, we recorded a net (decrease) increase in net assets resulting from operations of $(42,705) and $6,445, respectively, as a result of our operating activity for the respective periods.
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

As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 1.68 and 1.73, respectively. We carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage, daily cash management and liquidity requirements.

On August 27, 2024, our shareholders authorized us to issue shares of our common stock at prices below the then current NAV per share in one or more offerings for a 12-month period following such shareholder approval. As of the date of this report, we are not engaged in discussions and do not otherwise intend to issue any such shares.

As of March 31, 2025, we had cash of $7,720 and short term investments of $53,976 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of March 31, 2025, taken together with amounts available to us for borrowing under our secured financing arrangements, is expected to be sufficient for our investing and financing activities and to conduct our operations in the near term. As of March 31, 2025, we had $106 million available under our secured financing arrangements.

Our short and long-term cash needs include principal payments on outstanding financing arrangements, the funding of new and existing portfolio investments, the payment of operating expenses including interest expense, management fees, incentive fees, administrative services expense and general and administrative expenses, as well as paying distributions to our shareholders. Funding for short and long-term cash needs will come from cash provided from operating activities and/or unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

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

During the three months ended March 31, 2025, we repurchased an aggregate of 185,862 shares under the 10b5-1 trading plan for an aggregate purchase price of $2,172, or an average purchase price of $11.68 per share.
From April 1, 2025 to April 30, 2025, we repurchased an aggregate of 315,943 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $2,957, or an average purchase price of $9.36 per share. From the inception of the 10b5-1 trading plan in August 2022 through April 30, 2025, we repurchased an aggregate of 4,270,976 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $43,438, or an average purchase price of $10.17 per share.

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
The following table presents distributions per share that were declared during the year ended December 31, 2024 and the three months ended March 31, 2025:

	Distributions
Three Months Ended	Per Share	Amount
2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
December 31, 2024 (two record dates)	0.41	21,835
Total distributions for the year ended December 31, 2024	$1.52	$81,308

2025
March 31, 2025 (one record date)	$0.36	$19,149
Total distributions for the three months ended March 31, 2025	$0.36	$19,149

On May 5, 2025, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the second quarter of 2025 payable on June 16, 2025 to shareholders of record as of June 2, 2025.

For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of March 31, 2025 and April 30, 2025, our aggregate outstanding borrowings under the JPM Credit Facility were $325,000 and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $81,250. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
2025 UBS Credit Facility
As of March 31, 2025 and April 30, 2025, our outstanding borrowings under the 2025 UBS Credit Facility were $100,000 and the aggregate unfunded principal amount in connection with the 2025 UBS Credit Facility was $25,000. For a detailed discussion of our 2025 UBS Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
2026 Notes

As of March 31, 2025 and April 30, 2025, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2022 Term Loan
As of March 31, 2025 and April 30, 2025, our outstanding borrowings under the 2022 Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 Term Loan. For a detailed discussion of our 2022 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2024 Term Loan
As of March 31, 2025 and April 30, 2025, our outstanding borrowings under the 2024 Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2024 Term Loan. For a detailed discussion of our 2024 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
Series A Notes

As of March 31, 2025 and April 30, 2025, we had approximately $114,844 in aggregate principal amount of Series A Notes outstanding and there was no unfunded principal amount in connection with the Series A Notes. For a detailed discussion of our Series A Notes, refer to Note 8 to our consolidated financial statements included in this report.

2027 Notes
As of March 31, 2025 and April 30, 2025, we had $200,000 in aggregate principal amount of 2027 Notes outstanding and there was no unfunded principal amount in connection with the 2027 Notes. For a detailed discussion of our 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2029 Notes
As of March 31, 2025 and April 30, 2025, we had $172,500 in aggregate principal amount of 2029 Notes outstanding and there was no unfunded principal amount in connection with the 2029 Notes. For a detailed discussion of our 2029 Notes, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments
As of March 31, 2025 and April 30, 2025, our unfunded commitments amounted to $65,130 and $61,793, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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

On February 13, 2025, Murray Hill Funding II entered into the 2025 UBS Credit Facility with UBS. See Note 8 to our consolidated financial statements for a more detailed description of the 2025 UBS Credit Facility.

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

On November 8, 2023, we entered into the 2027 Note Purchase Agreement with purchasers of the Tranche A 2027 Notes and on September 18, 2024, we entered into the AR Note Purchase Agreement with purchasers of the Tranche B 2027 Notes. See Note 8 to our consolidated financial statements for a more detailed description of the 2027 Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2025, 82.0% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of March 31, 2025, under the terms of the JPM Fifth Amendment, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.55% per year, and we pay an annual administration fee of 0.20% on JPM’s total financing commitment. Pursuant to the terms of the 2025 UBS Credit Facility, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.75% per year. Pursuant to the terms of the Deed of Trust, the Series A Notes bear interest at a floating rate equal to average overnight SOFR, plus a credit spread of 3.82% per year. The Tranche A 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and are subject to a 2.00% SOFR floor. The Tranche B 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 3.90% per year and are subject to a 2.00% SOFR floor. Pursuant to the terms of the 2022 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. Pursuant to the terms of the 2024 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.80% per year and subject to a 4.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the JPM Fifth Amendment, the 2025 UBS Credit Facility, the Series A Notes, the 2027 Notes, the 2022 Term Loan or the 2024 Term Loan in effect as of March 31, 2025:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(15,845)	(17.2)%
Down 200 basis points	(11,501)	(12.5)%
Down 100 basis points	(5,894)	(6.4)%
Down 50 basis points	(2,947)	(3.2)%
No change to current base rate (4.44% as of March 31, 2025)	—	—
Up 50 basis points	2,947	3.2%
Up 100 basis points	5,894	6.4%
Up 200 basis points	11,788	12.8%
Up 300 basis points	17,010	18.5%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2029 Notes and the 2026 Notes), or the NAV of our common stock in the event of sudden changes in interest rates. Approximately 6.8% of our investments paid fixed interest rates as of March 31, 2025. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the NAV of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the NAV of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Inflation and Market Volatility
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to geopolitical events, a rise in energy prices and strong consumer demand, inflation is showing signs of remaining high in the U.S. and globally. The U.S. inflation rate has fluctuated throughout 2024 and early 2025, and it remains well above the historic levels over the past several decades. Although the current outlook is uncertain, heightened inflation may persist in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Concerns over future increases in inflation as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified because of the imposition of tariffs on and trade disputes with certain countries, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and adverse investor sentiment generally. Persistent inflationary pressures, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions could affect our portfolio companies' respective profit margins.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. For the three months ended March 31, 2025, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2025.
The table below provides information concerning our repurchases of shares of our common stock in the open market during the three months ended March 31, 2025 pursuant to our share repurchase policy.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	89,466	$11.29	89,466	(1)
February 1 to February 28, 2025	63,383	12.01	63,383	(1)
March 1 to March 31, 2025	33,013	12.13	33,013	(1)
Total	185,862	$11.68	185,862	(1)
(1)A description of the shares of our common stock that may be repurchased is set forth in a discussion of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
The table below provides information concerning our purchases of shares of our common stock in the open market during the three months ended March 31, 2025 pursuant to our distribution reinvestment plan in order to satisfy the reinvestment portion of our distributions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	19,368	$11.49	19,368	(1)
February 1 to February 28, 2025	—	—	—	—
March 1 to March 31, 2025	—	—	—	—
Total	19,368	$11.49	19,368	(1)
(1) A description of the shares of our common stock that may be purchased is set forth in a discussion of the DRP in Note 5 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.2	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2025 (File No. 814-00941)).
4.3
Indenture, dated as of October 3, 2024, by and between CĪON Investment Corporation and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 814-00941)).

4.4
First Supplemental Indenture, dated as of October 3, 2024, by and between CĪON Investment Corporation and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 814-00941)).

4.5	Form of 7.50% Notes due 2029 (Included as part of and incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 814-00941)).
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

Exhibit Number	Description of Document
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

19.1
CĪON Investment Corporation, CION Investment Management, LLC and Affiliated Funds and Advisers Statement of Policy on Insider Trading (Incorporated by reference to Exhibit 19.1 to Registrant's Annual Report on Form 10-K filed with the SEC on March 13, 2025 (File No. 814-0094)).

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
Date: May 7, 2025
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)