Form 10-Q
period 2025-06-30
CION Investment Corp
filed 2025-08-07
CIK 1534254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 814-00941

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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 30, 2025 was 52,086,802.

CĪON INVESTMENT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CĪON Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,385,856 and $1,489,777, respectively)	$1,335,756	$1,448,107
Non-controlled, affiliated investments (amortized cost of $303,476 and $274,642, respectively)	301,456	269,205
Controlled investments (amortized cost of $211,782 and $179,274, respectively)	187,416	171,376
Total investments, at fair value (amortized cost of $1,901,114 and $1,943,693, respectively)	1,824,628	1,888,688
Cash	6,533	7,670
Interest and fees receivable on investments	45,246	45,140
Receivable due on investments sold and repaid	3,408	2,965
Prepaid expenses and other assets	966	1,265
Total assets	$1,880,781	$1,945,728

Liabilities and Shareholders' Equity
Liabilities
Financing arrangements (net of unamortized debt issuance costs of $15,704 and $18,156, respectively)	$1,101,640	$1,099,187
Payable for investments purchased	4	1,019
Accounts payable and accrued expenses	1,178	1,034
Interest payable	7,866	8,244
Accrued management fees	6,497	6,761
Accrued subordinated incentive fee on income	3,589	3,964
Accrued administrative services expense	1,263	2,006
Shareholder distribution payable	—	2,663
Share repurchases payable	134	40
Total liabilities	1,122,171	1,124,918

Commitments and contingencies (Note 4 and Note 11)

Shareholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 52,317,736
and 53,192,808 shares issued and 52,303,842 and 53,189,269 shares outstanding, respectively	52	53
Capital in excess of par value	1,012,957	1,021,684
Accumulated distributable losses	(254,399)	(200,927)
Total shareholders' equity	758,610	820,810
Total liabilities and shareholders' equity	$1,880,781	$1,945,728
Net asset value per share of common stock at end of period	$14.50	$15.43

See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Non-controlled, non-affiliated investments
Interest income	$32,478	$38,512	$66,598	$93,884	$165,786
Paid-in-kind interest income	6,289	7,236	14,648	14,285	31,397
Fee income	739	1,338	4,522	5,211	9,865
Dividend income	1,212	5,139	1,718	5,139	5,855
Non-controlled, affiliated investments
Interest income	2,305	2,383	4,280	3,902	6,426
Paid-in-kind interest income	3,342	2,569	6,490	5,051	11,692
Fee income	700	704	700	704	3,648
Dividend income	439	13	630	40	411
Controlled investments
Interest income	4,467	3,163	8,259	6,395	12,970
Fee income	273	300	473	300	4,382
Total investment income	52,244	61,357	108,318	134,911	252,432
Operating expenses
Management fees	6,497	6,841	13,122	13,705	27,321
Administrative services expense	1,196	1,246	2,475	2,338	4,783
Subordinated incentive fee on income	3,589	4,871	7,673	11,785	20,334
General and administrative	1,393	1,659	3,229	3,443	7,157
Interest expense	22,637	23,773	45,635	48,075	96,870
Total operating expenses	35,312	38,390	72,134	79,346	156,465
Net investment income before taxes	16,932	22,967	36,184	55,565	95,967
Income tax expense, including excise tax	10	4	10	9	107
Net investment income after taxes	16,922	22,963	36,174	55,556	95,860
Realized and unrealized gains (losses)
Net realized losses on:
Non-controlled, non-affiliated investments	(32,376)	(13,186)	(30,082)	(22,922)	(24,367)
Non-controlled, affiliated investments	—	(7,091)	—	(7,091)	(3,946)
Net realized losses	(32,376)	(20,277)	(30,082)	(30,013)	(28,313)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	20,832	1,417	(9,830)	(5,100)	(8,218)
Non-controlled, affiliated investments	10,560	23,202	2,131	16,956	5,059
Controlled investments	11,378	(4,927)	(13,782)	(8,576)	(30,486)
Net change in unrealized appreciation (depreciation)	42,770	19,692	(21,481)	3,280	(33,645)
Net realized and unrealized gains (losses)	10,394	(585)	(51,563)	(26,733)	(61,958)
Net increase (decrease) in net assets resulting from operations	$27,316	$22,378	$(15,389)	$28,823	$33,902
Per share information—basic and diluted
Net increase (decrease) in net assets per share resulting from operations	$0.52	$0.42	$(0.29)	$0.54	$0.63
Net investment income per share	$0.32	$0.43	$0.68	$1.03	$1.79
Weighted average shares of common stock outstanding	52,628,784	53,595,624	52,848,420	53,778,161	53,564,788
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Shareholders' Equity
(in thousands, except share and per share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2023 (audited)	54,184,636	$54	$1,033,030	$(153,521)	$879,563
Repurchases of common stock	(424,031)	—	(4,670)	—	(4,670)
Net investment income	—	—	—	32,593	32,593
Net realized losses on investments	—	—	—	(9,736)	(9,736)
Net unrealized losses on investments	—	—	—	(16,412)	(16,412)
Distributions declared and payable ($0.34 per share)	—	—	—	(18,279)	(18,279)
Balance at March 31, 2024 (unaudited)	53,760,605	54	1,028,360	(165,355)	863,059
Repurchases of common stock	(234,982)	—	(2,671)	—	(2,671)
Net investment income	—	—	—	22,963	22,963
Net realized losses on investments	—	—	—	(20,277)	(20,277)
Net unrealized gains on investments	—	—	—	19,692	19,692
Distributions declared and payable ($0.41 per share)	—	—	—	(21,960)	(21,960)
Balance at June 30, 2024 (unaudited)	53,525,623	54	1,025,689	(164,937)	860,806
Repurchases of common stock	(165,737)	(1)	(2,002)	—	(2,003)
Net investment income	—	—	—	21,618	21,618
Net realized gains on investments	—	—	—	3,938	3,938
Net unrealized losses on investments	—	—	—	(25,935)	(25,935)
Distributions declared and payable ($0.36 per share)	—	—	—	(19,234)	(19,234)
Balance at September 30, 2024 (unaudited)	53,359,886	53	1,023,687	(184,550)	839,190
Repurchases of common stock	(170,617)	—	(2,003)	—	(2,003)
Net investment income	—	—	—	18,686	18,686
Net realized losses on investments	—	—	—	(2,238)	(2,238)
Net unrealized losses on investments	—	—	—	(10,990)	(10,990)
Distributions declared and payable ($0.41 per share)	—	—	—	(21,835)	(21,835)
Balance at December 31, 2024 (audited)	53,189,269	53	1,021,684	(200,927)	820,810
Repurchases of common stock	(185,862)	—	(2,172)	—	(2,172)
Net investment income	—	—	—	19,252	19,252
Net realized gains on investments	—	—	—	2,294	2,294
Net unrealized losses on investments	—	—	—	(64,251)	(64,251)
Distributions declared and payable ($0.36 per share)	—	—	—	(19,149)	(19,149)
Balance at March 31, 2025 (unaudited)	53,003,407	53	1,019,512	(262,781)	756,784
Repurchases of common stock	(699,565)	(1)	(6,555)	—	(6,556)
Net investment income	—	—	—	16,922	16,922
Net realized losses on investments	—	—	—	(32,376)	(32,376)
Net unrealized gains on investments	—	—	—	42,770	42,770
Distributions declared and payable ($0.36 per share)	—	—	—	(18,934)	(18,934)
Balance at June 30, 2025 (unaudited)	52,303,842	$52	$1,012,957	$(254,399)	$758,610
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating activities:
Net increase (decrease) in net assets resulting from operations	$27,316	$22,378	$(15,389)	$28,823	$33,902
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discount on investments	(2,413)	(1,633)	(4,209)	(13,298)	(16,773)
Proceeds from principal repayment of investments	85,929	76,954	121,974	267,528	443,595
Purchase of investments	(39,024)	(147,529)	(103,919)	(259,165)	(464,054)
Paid-in-kind interest and dividends capitalized	(10,489)	(10,178)	(22,542)	(19,709)	(44,540)
(Increase) decrease in short term investments, net	(4,697)	46,975	10,145	30,284	44,628
Proceeds from sale of investments	2,071	8	15,456	17,055	42,868
Net realized loss on investments	32,376	20,277	30,082	30,013	28,313
Net change in unrealized (appreciation) depreciation on investments	(42,770)	(19,692)	21,481	(3,280)	33,645
Amortization of debt issuance costs	1,864	1,255	3,663	2,509	5,593
(Increase) decrease in interest receivable on investments	(4,334)	(4,945)	(4,514)	(5,400)	(10,516)
(Increase) decrease in dividends receivable on investments	—	(129)	—	(129)	—
(Increase) decrease in receivable due on investments sold and repaid	(2,361)	8,821	(443)	(1,664)	(1,998)
(Increase) decrease in prepaid expenses and other assets	67	195	299	406	83
Increase (decrease) in payable for investments purchased	(1,892)	(9,252)	(1,015)	7,097	(3,673)
Increase (decrease) in accounts payable and accrued expenses	188	288	144	(5)	(2)
Increase (decrease) in interest payable	1,391	1,058	(378)	(617)	(1,987)
Increase (decrease) in accrued management fees	(128)	(23)	(264)	(52)	(132)
Increase (decrease) in accrued administrative services expense	719	486	(743)	(1,028)	(150)
Increase (decrease) in subordinated incentive fee on income payable	(495)	(2,043)	(375)	256	(651)
Increase (decrease) in share repurchase payable	134	—	94	—	40
Net cash provided by (used in) operating activities	43,452	(16,729)	49,547	79,624	88,191
Financing activities:
Repurchase of common stock	(6,556)	(2,671)	(8,728)	(7,341)	(11,347)
Shareholders' distributions paid	(38,083)	(19,284)	(40,746)	(48,400)	(89,482)
Repayments under financing arrangements	—	—	(20,000)	(22,500)	(277,500)
Borrowings under financing arrangements	—	—	20,000	—	302,500
Debt issuance costs paid	—	—	(1,210)	—	(13,107)
Net cash used in financing activities	(44,639)	(21,955)	(50,684)	(78,241)	(88,936)
Net (decrease) increase in cash and restricted cash	(1,187)	(38,684)	(1,137)	1,383	(745)
Cash, beginning of period	7,720	48,482	7,670	8,415	8,415
Cash, end of period	$6,533	$9,798	$6,533	$9,798	$7,670

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,380	$21,433	$42,348	$46,136	$93,312
Supplemental non-cash operating activities:
Restructuring of portfolio investment	$30,200	$9,899	$47,080	$40,942	$92,673
Cash interest receivable exchanged for additional securities	$—	$—	$4,266	$1,631	$2,971
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Senior Secured First Lien Debt - 198.0%
Adapt Laser Acquisition, Inc.(t)(v)	S+1200, 1.00% SOFR Floor	12/31/2025	Capital Equipment	$10,481	$10,481	$10,757
Adapt Laser Acquisition, Inc.(t)(v)	S+1200, 1.00% SOFR Floor	12/31/2025	Capital Equipment	3,651	3,651	3,610
Allen Media, LLC(v)	S+550, 0.00% SOFR Floor	2/10/2027	Media: Diversified & Production	8,636	8,610	7,815
American Clinical Solutions LLC(s)(t)(v)	S+700, 1.00% SOFR Floor	6/30/2026	Healthcare & Pharmaceuticals	18,696	18,696	16,406
American Clinical Solutions LLC(p)(s)	0.00% Unfunded	6/30/2026	Healthcare & Pharmaceuticals	7,424	—	(909)
American Family Care, LLC(m)(v)	S+600, 1.00% SOFR Floor	2/28/2029	Healthcare & Pharmaceuticals	13,263	13,263	13,263
American Family Care, LLC(v)	S+600, 1.00% SOFR Floor	2/28/2029	Healthcare & Pharmaceuticals	452	452	452
American Family Care, LLC	1.00% Unfunded	2/28/2026	Healthcare & Pharmaceuticals	4,091	—	—
American Family Care, LLC	0.50% Unfunded	2/28/2029	Healthcare & Pharmaceuticals	1,818	—	—
American Health Staffing Group, Inc.(m)	Prime+500	11/19/2026	Services: Business	14,770	14,731	14,770
American Health Staffing Group, Inc.	0.50% Unfunded	11/19/2026	Services: Business	3,333	(9)	—
Ancile Solutions, Inc.(m)(v)	S+1000, 1.00% SOFR Floor	6/11/2026	High Tech Industries	10,364	10,289	11,595
Anthem Sports & Entertainment Inc.(t)(v)	S+550, 1.00% SOFR Floor	11/15/2027	Media: Diversified & Production	12,441	12,441	12,004
Anthem Sports & Entertainment Inc.(t)	10.00%	11/15/2027	Media: Diversified & Production	26,165	23,006	22,895
Anthem Sports & Entertainment Inc.(q)(t)	1.00%	11/15/2027	Media: Diversified & Production	26,165	3,673	3,401
Appalachian Resource Company, LLC(u)	S+500, 1.00% SOFR Floor	12/31/2025	Metals & Mining	11,137	11,137	5,581
Appalachian Resource Company, LLC(u)	S+1000, 1.00% SOFR Floor	12/31/2025	Metals & Mining	5,000	5,000	4,769
APS Acquisition Holdings, LLC(m)(v)	S+575, 1.00% SOFR Floor	7/11/2029	Construction & Building	14,591	14,591	14,591
APS Acquisition Holdings, LLC	1.00% Unfunded	7/11/2026	Construction & Building	4,029	—	—
APS Acquisition Holdings, LLC(v)	S+575, 1.00% SOFR Floor	7/11/2029	Construction & Building	1,170	1,163	1,170
APS Acquisition Holdings, LLC	0.50% Unfunded	7/11/2029	Construction & Building	2,600	—	—
Atlas Supply LLC(x)	13.00%	4/29/2025	Healthcare & Pharmaceuticals	5,000	5,000	3,306
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(v)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	8,876	8,876	7,389
Avison Young (Canada) Inc./Avison Young (USA) Inc.(t)(v)	S+800, 2.00% SOFR Floor	3/12/2029	Banking, Finance, Insurance & Real Estate	3,017	3,017	2,398
Avison Young (Canada) Inc./Avison Young (USA) Inc.(n)(v)	S+625, 2.00% SOFR Floor	3/12/2028	Banking, Finance, Insurance & Real Estate	7,425	7,313	6,497
Avison Young (Canada) Inc./Avison Young (USA) Inc.(v)	S+850, 2.00% SOFR Floor	12/12/2027	Banking, Finance, Insurance & Real Estate	2,971	2,832	2,941
Avison Young (Canada) Inc./Avison Young (USA) Inc.(p)	0.00% Unfunded	12/12/2027	Banking, Finance, Insurance & Real Estate	1,103	—	(11)
BDS Solutions Intermediateco, LLC(m)(v)	S+700, 2.00% SOFR Floor	2/7/2027	Services: Business	19,587	19,456	19,587
BDS Solutions Intermediateco, LLC(v)	S+700, 2.00% SOFR Floor	2/7/2027	Services: Business	2,000	1,934	2,000
BDS Solutions Intermediateco, LLC	0.50% Unfunded	2/7/2027	Services: Business	857	(17)	—
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	5/31/2026	Services: Business	16,846	16,846	16,012
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	5/31/2026	Services: Business	1,638	1,587	1,618
Berlitz Holdings, Inc.	0.50% Unfunded	5/31/2026	Services: Business	2,977	—	(37)
Berlitz Holdings, Inc.(t)(u)	S+900, 1.00% SOFR Floor	5/31/2026	Services: Business	462	462	456
Bradshaw International Parent Corp.(n)(u)	S+575, 1.00% SOFR Floor	10/21/2027	Consumer Goods: Durable	12,695	12,549	12,695
Bradshaw International Parent Corp.	1.00% Unfunded	10/21/2026	Consumer Goods: Durable	1,844	(12)	—
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Cabi, LLC(u)	S+600, 2.00% SOFR Floor	2/28/2027	Retail	14,366	14,284	14,025
Carestream Health, Inc.(r)(v)	S+750, 1.00% SOFR Floor	9/30/2027	Healthcare & Pharmaceuticals	10,991	10,319	10,991
Celerity Acquisition Holdings, LLC(m)(t)(v)	S+850, 1.00% SOFR Floor	5/28/2026	Services: Business	16,995	16,987	16,995
Cennox, Inc.(m)(n)(t)(w)	S+575, 1.00% SOFR Floor	5/4/2029	Services: Business	38,315	38,040	38,315
Cennox, Inc.(t)(w)	S+575, 1.00% SOFR Floor	5/4/2029	Services: Business	2,989	2,989	2,989
CION/EagleTree Partners, LLC(h)(s)(t)	14.00%	12/21/2026	Diversified Financials	36,037	36,037	36,037
Community Tree Service, LLC(m)(v)	S+800, 1.00% SOFR Floor	6/17/2027	Construction & Building	12,055	12,061	12,055
Community Tree Service, LLC(n)(v)	S+800, 1.00% SOFR Floor	6/17/2027	Construction & Building	1,882	1,882	1,882
Core Health & Fitness, LLC(m)(u)	S+800, 3.00% SOFR Floor	6/17/2029	Consumer Goods: Durable	19,800	19,555	19,850
CrossLink Professional Tax Solutions, LLC(m)(u)	S+550, 1.00% SOFR Floor	6/30/2028	High Tech Industries	16,431	16,261	16,431
CrossLink Professional Tax Solutions, LLC	0.50% Unfunded	6/30/2028	High Tech Industries	2,209	(23)	—
David's Bridal, Inc.(s)(v)	S+600, 0.00% SOFR Floor	12/21/2027	Retail	16,947	16,947	16,429
David's Bridal, Inc.(m)(s)(v)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	79,050	79,050	68,523
David's Bridal, Inc.(s)(v)(y)	S+650, 0.00% SOFR Floor	12/21/2027	Retail	5,000	4,666	4,663
David's Bridal, Inc.(p)(s)(y)	0.00% Unfunded	12/21/2027	Retail	5,000	—	(338)
Dermcare Management, LLC(m)(u)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	9,121	9,019	9,121
Dermcare Management, LLC(m)(u)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	4,149	4,101	4,149
Dermcare Management, LLC (u)	S+575, 1.00% SOFR Floor	4/22/2028	Healthcare & Pharmaceuticals	1,343	1,343	1,343
Emerald Technologies (U.S.) Acquisitionco, Inc.(n)(u)	S+625, 1.00% SOFR Floor	12/29/2027	Services: Business	2,756	2,729	2,260
Entertainment Studios P&A LLC(u)	S+900, 1.00% SOFR Floor	9/28/2027	Media: Diversified & Production	35,197	35,197	35,197
Entertainment Studios P&A LLC(j)	5.00%	5/18/2037	Media: Diversified & Production	—	—	192
ESP Associates, Inc.(m)(u)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	8,554	8,441	8,554
ESP Associates, Inc.(u)	S+650, 1.50% SOFR Floor	7/24/2028	Construction & Building	197	197	197
ESP Associates, Inc.	0.50% Unfunded	7/24/2028	Construction & Building	1,118	(26)	—
FuseFX, LLC(m)(t)(u)	S+600, 1.00% SOFR Floor	9/30/2026	Media: Diversified & Production	21,024	21,019	20,535
Future Pak, LLC(m)(n)(u)	S+600, 2.00% SOFR Floor	9/22/2026	Healthcare & Pharmaceuticals	24,500	24,500	24,500
Gold Medal Holdings, Inc.(m)(v)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	27,204	27,059	27,204
Gold Medal Holdings, Inc.(v)	S+575, 1.00% SOFR Floor	3/17/2027	Environmental Industries	366	366	366
Gold Medal Holdings, Inc.	1.00% Unfunded	3/17/2027	Environmental Industries	2,131	(16)	—
H.W. Lochner, Inc.(m)(n)(v)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	16,186	15,933	16,186
H.W. Lochner, Inc.(m)(v)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	8,626	8,597	8,626
H.W. Lochner, Inc.(m)(v)	S+625, 1.00% SOFR Floor	7/2/2027	Construction & Building	2,504	2,460	2,504
HEC Purchaser Corp.(n)(v)	S+550, 1.00% SOFR Floor	6/17/2029	Healthcare & Pharmaceuticals	11,086	10,950	11,086
HEC Purchaser Corp.	0.50% Unfunded	6/17/2029	Healthcare & Pharmaceuticals	1,302	(15)	—
Heritage Power, LLC(u)	S+550, 1.00% SOFR Floor	7/20/2028	Energy: Oil & Gas	1,192	1,192	1,186
Hilliard, Martinez & Gonzales, LLP(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	25,319	25,245	24,844
Hollander Intermediate LLC(r)(u)	S+300, 3.00% SOFR Floor	9/19/2027	Consumer Goods: Durable	18,800	18,498	16,967
Homer City Generation, L.P.(t)	15.00%	4/16/2028	Energy: Oil & Gas	17,020	17,169	15,745
Homer City Generation, L.P.(t)	17.00%	4/16/2028	Energy: Oil & Gas	14,217	14,217	14,288
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
HW Acquisition, LLC(r)(t)(v)	S+600, 1.00% SOFR Floor	9/28/2026	Capital Equipment	5,409	5,396	4,685
HW Acquisition, LLC(r)(t)	Prime+500	9/28/2026	Capital Equipment	4,479	4,474	3,880
ICA Foam Holdings, LLC(m)(v)	S+600, 1.00% SOFR Floor	12/5/2026	Containers, Packaging & Glass	18,776	18,736	18,682
Inotiv, Inc.(t)(v)	S+675, 1.00% SOFR Floor	11/5/2026	Healthcare & Pharmaceuticals	20,602	19,998	17,544
Instant Web, LLC(r)(t)(u)	S+700, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	53,953	53,953	36,014
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	3,398	3,398	3,343
Instant Web, LLC(r)(t)	Prime+375, 4.00% Prime Floor	2/25/2027	Media: Advertising, Printing & Publishing	594	594	603
Instant Web, LLC(r)(t)(u)	S+650, 1.00% SOFR Floor	2/25/2027	Media: Advertising, Printing & Publishing	1,604	1,604	1,578
Instant Web, LLC(r)	0.50% Unfunded	2/25/2027	Media: Advertising, Printing & Publishing	1,731	—	(28)
Invincible Boat Company LLC(m)(u)	S+750, 1.50% SOFR Floor	12/31/2026	Consumer Goods: Durable	13,258	13,220	12,811
Invincible Boat Company LLC(u)	S+750, 1.50% SOFR Floor	12/31/2026	Consumer Goods: Durable	798	798	771
INW Manufacturing, LLC(n)(v)	S+575, 0.75% SOFR Floor	3/25/2027	Services: Business	16,250	16,073	15,519
Ironhorse Purchaser, LLC(n)(u)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	6,861	6,823	6,861
Ironhorse Purchaser, LLC(n)(u)	S+525, 1.00% SOFR Floor	9/30/2027	Services: Business	1,965	1,956	1,965
Ironhorse Purchaser, LLC	0.50% Unfunded	9/30/2027	Services: Business	816	(4)	—
Isagenix International, LLC(r)(t)(v)	S+760, 1.00% SOFR Floor	4/14/2028	Beverage, Food & Tobacco	9,806	9,806	7,796
JP Intermediate B, LLC(m)(v)	S+650, 1.00% SOFR Floor	11/20/2027	Beverage, Food & Tobacco	66,727	23,432	46,041
K&N Parent, Inc.(t)(u)	S+825, 1.00% SOFR Floor	8/16/2027	Consumer Goods: Durable	5,869	5,869	5,568
K&N Parent, Inc..(u)	S+800, 1.00% SOFR Floor	2/16/2027	Consumer Goods: Durable	4,167	4,070	4,271
KeyImpact Holdings, Inc.(m)(v)	S+650, 1.00% SOFR Floor	1/31/2029	Beverage, Food & Tobacco	16,886	16,886	17,139
Klein Hersh, LLC(i)(u)	S+850, 0.50% SOFR Floor	4/27/2028	Services: Business	23,185	20,877	21,040
LAV Gear Holdings, Inc.(m)(n)(v)	S+628, 1.00% SOFR Floor	10/31/2025	Services: Business	28,854	28,850	21,717
LAV Gear Holdings, Inc.(m)(n)(v)	S+628, 1.00% SOFR Floor	10/31/2025	Services: Business	4,671	4,671	3,521
LAV Gear Holdings, Inc.(t)	10.00%	10/31/2025	Services: Business	2,167	2,097	2,782
LGC US Finco, LLC(m)(u)	S+650, 1.00% SOFR Floor	12/20/2025	Capital Equipment	10,858	10,816	10,831
LGC US Finco, LLC(m)(u)	S+650, 1.00% SOFR Floor	12/20/2025	Capital Equipment	1,960	1,949	1,955
Lift Brands, Inc.(m)(n)(r)(u)	S+750, 1.00% SOFR Floor	9/30/2026	Services: Consumer	21,709	21,693	22,344
Lift Brands, Inc.(n)(r)(t)	9.50%	9/30/2026	Services: Consumer	6,980	6,920	6,893
Lift Brands, Inc.(n)(r)(t)	9.50%	9/30/2026	Services: Consumer	7,836	7,663	7,546
Lux Credit Consultants LLC(m)(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	17,475	17,475	17,475
Lux Credit Consultants LLC(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	1,880	1,880	1,880
Lux Credit Consultants LLC(v)	S+725, 1.50% SOFR Floor	4/29/2028	Automotive	406	406	406
Lux Credit Consultants LLC	1.00% Unfunded	4/29/2028	Automotive	456	—	—
MacNeill Pride Group Corp.(m)(v)	S+675, 1.00% SOFR Floor	4/22/2026	Services: Consumer	16,518	16,515	16,518
MacNeill Pride Group Corp.(v)	S+675, 1.00% SOFR Floor	4/22/2026	Services: Consumer	6,093	6,083	6,093
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Moss Holding Company(m)(n)(v)	S+575, 1.00% SOFR Floor	10/17/2026	Services: Business	21,764	21,574	21,764
Moss Holding Company(m)(v)	S+575, 1.00% SOFR Floor	10/17/2026	Services: Business	3,705	3,673	3,705
Moss Holding Company	5.75% Unfunded	10/17/2026	Services: Business	106	—	—
Moss Holding Company	0.50% Unfunded	10/17/2026	Services: Business	2,126	—	—
Newbury Franklin Industrials LLC(m)(v)	S+700, 2.00% SOFR Floor	12/11/2029	Capital Equipment	7,986	7,875	7,876
Newbury Franklin Industrials LLC	1.00% Unfunded	12/11/2029	Capital Equipment	1,974	(13)	(27)
NewsCycle Solutions, Inc.(q)(v)	S+100, 1.00% SOFR Floor	9/30/2026	Media: Advertising, Printing & Publishing	14,184	12,088	8,953
Nova Compression, LLC(m)(t)(v)	S+1050, 2.00% SOFR Floor	10/13/2027	Energy: Oil & Gas	28,942	28,942	28,942
Nova Compression, LLC(t)(v)	S+1050, 2.00% SOFR Floor	10/13/2027	Energy: Oil & Gas	3,617	3,617	3,617
NTM Acquisition Corp.(m)(v)	S+675, 1.00% SOFR Floor	6/18/2026	Hotel, Gaming & Leisure	22,823	22,823	22,823
OpCo Borrower, LLC(m)(n)(v)	S+575, 1.00% SOFR Floor	4/26/2029	Healthcare & Pharmaceuticals	27,924	27,833	27,924
Optio Rx, LLC(r)(v)	S+800, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	13,795	13,795	13,795
Optio Rx, LLC(r)	0.50% Unfunded	3/21/2030	Healthcare & Pharmaceuticals	658	—	—
Optio Rx, LLC(r)(v)	S+800, 2.50% SOFR Floor	3/21/2030	Healthcare & Pharmaceuticals	658	658	658
Playboy Enterprises, Inc.(h)(t)(v)	S+625, 0.50% SOFR Floor	5/25/2027	Consumer Goods: Non-Durable	14,734	14,611	14,734
PRA Acquisition, LLC(v)	S+650, 1.00% SOFR Floor	5/12/2028	Hotel, Gaming & Leisure	18,106	18,107	18,016
RA Outdoors, LLC(v)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	11,644	11,644	10,698
RA Outdoors, LLC(v)	S+675, 1.00% SOFR Floor	4/8/2026	Media: Diversified & Production	1,114	1,087	1,023
RA Outdoors, LLC	0.00% Unfunded	4/8/2026	Media: Diversified & Production	1,083	—	(59)
Riddell, Inc. / All American Sports Corp.(m)(n)(u)	S+600, 1.00% SOFR Floor	3/29/2029	Consumer Goods: Durable	15,433	15,202	15,182
Riddell, Inc. / All American Sports Corp.(p)	0.00% Unfunded	9/29/2026	Consumer Goods: Durable	1,636	—	(27)
Robert C. Hilliard, L.L.P.(t)(u)(x)	S+1200, 2.00% SOFR Floor	4/30/2025	Services: Consumer	2,364	2,370	2,320
Rogers Mechanical Contractors, LLC(m)(v)	S+575, 1.00% SOFR Floor	9/28/2028	Construction & Building	15,737	15,713	15,737
Rogers Mechanical Contractors, LLC(v)	S+575, 1.00% SOFR Floor	9/28/2028	Construction & Building	779	755	779
Rogers Mechanical Contractors, LLC	1.00% Unfunded	3/28/2026	Construction & Building	2,541	—	—
Rogers Mechanical Contractors, LLC	0.50% Unfunded	9/28/2028	Construction & Building	2,885	(7)	—
RumbleOn, Inc.(m)(v)	S+825, 1.00% SOFR Floor	8/31/2026	Automotive	8,751	8,560	8,532
RumbleOn, Inc.(m)(v)	S+825, 1.00% SOFR Floor	8/31/2026	Automotive	2,641	2,634	2,575
Securus Technologies Holdings, Inc.(m)(t)(v)	S+509, 1.00% SOFR Floor	7/31/2025	Telecommunications	4,228	4,215	2,717
Securus Technologies Holdings, Inc.(t)(v)	S+750, 1.00% SOFR Floor	7/31/2025	Telecommunications	81	81	81
Sequoia Healthcare Management, LLC(q)	12.75%	11/4/2023	Healthcare & Pharmaceuticals	8,525	—	—
SHF Holdings, Inc.(n)(v)	S+550, 1.00% SOFR Floor	1/22/2030	Beverage, Food & Tobacco	18,170	18,170	18,170
SHF Holdings, Inc.(v)	S+550, 1.00% SOFR Floor	1/22/2030	Beverage, Food & Tobacco	348	348	348
SHF Holdings, Inc.	0.50% Unfunded	1/22/2030	Beverage, Food & Tobacco	1,391	—	—
Sleep Opco, LLC(m)(n)(v)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	13,321	13,257	13,321
Sleep Opco, LLC(m)(v)	S+700, 1.00% SOFR Floor	10/12/2026	Retail	388	376	388
Sleep Opco, LLC(m)(v)	S+650, 1.00% SOFR Floor	10/12/2026	Retail	1,391	1,365	1,391
Sleep Opco, LLC	0.50% Unfunded	10/12/2026	Retail	1,750	(9)	—
Spin Holdco Inc.(n)(v)	S+400, 0.75% SOFR Floor	3/4/2028	Services: Business	9,922	8,736	8,744
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	S+950	5/29/2026	Healthcare & Pharmaceuticals	19,279	19,278	8,194
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	S+950	5/29/2026	Healthcare & Pharmaceuticals	1,713	1,713	694
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	S+950	5/29/2026	Healthcare & Pharmaceuticals	1,101	1,101	446
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	S+950	5/29/2026	Healthcare & Pharmaceuticals	1,046	1,046	424
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	S+950	5/29/2026	Healthcare & Pharmaceuticals	873	873	371
Spinal USA, Inc. / Precision Medical Inc.(t)(v)	S+950	5/29/2026	Healthcare & Pharmaceuticals	797	797	803
STATinMED, LLC(q)(r)(t)(u)	S+950, 2.00% SOFR Floor	7/1/2027	Healthcare & Pharmaceuticals	13,313	11,796	5,525
STATinMED, LLC(r)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	1,004	1,004	936
STATinMED, LLC(r)	0.00%	7/1/2027	Healthcare & Pharmaceuticals	224	224	243
Stengel Hill Architecture, LLC(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	14,775	14,775	14,775
Stengel Hill Architecture, LLC(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	1,519	1,519	1,519
Stengel Hill Architecture, LLC(u)	S+675, 1.00% SOFR Floor	8/16/2028	Construction & Building	1,425	1,425	1,425
Stengel Hill Architecture, LLC	0.38% Unfunded	8/16/2028	Construction & Building	825	—	—
Tactical Air Support, Inc.(m)(u)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	11,550	11,550	11,550
Tactical Air Support, Inc.(u)	S+850, 1.00% SOFR Floor	12/22/2028	Aerospace & Defense	1,925	1,884	1,925
The Men's Wearhouse, LLC(n)(v)	S+650, 0.00% SOFR Floor	2/26/2029	Retail	1,592	1,587	1,594
Thrill Holdings LLC(m)(v)	S+600, 1.00% SOFR Floor	5/27/2027	Media: Diversified & Production	18,217	18,217	18,212
Thrill Holdings LLC	0.50% Unfunded	5/27/2027	Media: Diversified & Production	1,739	—	26
TMK Hawk Parent, Corp.(t)(u)	S+525, 1.00% SOFR Floor	6/30/2029	Services: Business	7,468	7,468	7,328
TMK Hawk Parent, Corp.(p)	0.00% Unfunded	12/31/2028	Services: Business	780	—	—
Trademark Global, LLC(r)(t)(v)	S+850, 1.00% SOFR Floor	6/30/2027	Consumer Goods: Non-Durable	19,328	19,286	12,838
Trammell, P.C.(t)(u)	S+1550, 2.00% SOFR Floor	4/28/2026	Services: Consumer	17,403	17,403	17,403
Williams Industrial Services Group, Inc.(q)(t)(v)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	1,525	1,426	641
Williams Industrial Services Group, Inc.(q)(t)(v)	S+1100, 1.00% SOFR Floor	12/16/2025	Services: Business	325	304	137
Wok Holdings Inc.(m)(n)(u)	S+625, 0.00% SOFR Floor	3/1/2026	Beverage, Food & Tobacco	24,452	23,821	24,300
WorkGenius, Inc.(m)(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	14,557	14,557	14,557
WorkGenius, Inc.(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	750	744	750
WorkGenius, Inc.(m)(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	7,448	7,448	7,447
WorkGenius, Inc.(n)(v)	S+700, 0.50% SOFR Floor	6/7/2027	Services: Business	2,355	2,355	2,355
Xenon Arc, Inc.(m)(v)	S+575, 0.75% SOFR Floor	12/20/2028	High Tech Industries	3,816	3,794	3,816
Total Senior Secured First Lien Debt					1,570,700	1,501,896
Senior Secured Second Lien Debt - 0.1%
RA Outdoors, LLC(t)(v)	S+900, 1.00% SOFR Floor	10/8/2026	Media: Diversified & Production	2,147	2,147	821
Securus Technologies Holdings, Inc.(q)(t)(v)	S+931, 1.00% SOFR Floor	11/1/2025	Telecommunications	3,532	3,195	190
Total Senior Secured Second Lien Debt					5,342	1,011
Collateralized Securities and Structured Products - Equity - 0.4%
Galaxy XV CLO Ltd. Class A Subordinated Notes(g)(h)	0.00% Estimated Yield	10/15/2030	Diversified Financials	4,000	466	70
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(g)(h)	11.84% Estimated Yield	4/28/2039	Diversified Financials	3,000	2,981	2,957
Total Collateralized Securities and Structured Products - Equity					3,447	3,027
Unsecured Debt - 1.1%
Klein Hersh, LLC(m)(p)	0.00%	4/27/2032	Services: Business	4,368	988	1,289
Lucky Bucks Holdings LLC(q)(t)	12.50%	5/29/2028	Hotel, Gaming & Leisure	25,308	22,860	5,315
TMK Hawk Parent, Corp.(t)	11.00%	12/15/2031	Services: Business	1,623	1,623	1,487
Total Unsecured Debt					25,471	8,091
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(in thousands)

Portfolio Company(a)	Maturity	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Equity - 33.2%
ACS Holdings LLC, Class A-1 Membership Units(o)(p)(s)		Healthcare & Pharmaceuticals	29,715,901 Units	—	297
ARC Financial Partners, LLC, Membership Interests (25% ownership)(o)(p)(r)		Metals & Mining	NA	—	—
Ascent Resources - Marcellus, LLC, Membership Units(p)		Energy: Oil & Gas	511,255 Units	1,642	824
Avison Young (Canada) Inc., Class A Preferred Shares (12.5% Return)		Banking, Finance, Insurance & Real Estate	8,800,606 Units	10,357	6,952
Avison Young (Canada) Inc., Class F Common Shares(p)		Banking, Finance, Insurance & Real Estate	6,575 Units	3,183	1,680
Carestream Health Holdings, Inc., Common Stock(p)(r)		Healthcare & Pharmaceuticals	617,927 Units	21,762	20,472
CF Arch Holdings LLC, Class A Units		Services: Business	380,952 Units	381	651
CION/EagleTree Partners, LLC, Participating Preferred Shares(h)(p)(s)		Diversified Financials	22,072,841 Units	22,073	19,668
CION/EagleTree Partners, LLC, Membership Units (85% ownership)(h)(p)(s)		Diversified Financials	NA	—	—
CTS Ultimate Holdings, LLC, Class A Preferred Units(p)		Construction & Building	849,201 Units	237	527
David's Bridal Holdings, LLC, Preferred Units(p)(s)		Retail	1,000 Units	10,820	9,989
David's Bridal Holdings, LLC, Class A Common Units(p)(s)		Retail	876,920 Units	23,130	15,758
David's Bridal Holdings, LLC, Class B Common Units(p)(s)		Retail	49,677 Units	363	893
EBSC Holdings LLC, Preferred Units (10% Return)		Consumer Goods: Durable	2,000 Units	2,235	2,086
FWS Parent Holdings, LLC, Class A Membership Interests(p)		Services: Business	35,242 Units	800	703
GSC Technologies Inc., Common Shares(p)(r)		Chemicals, Plastics & Rubber	807,268 Units	—	73
Heritage Litigation Trust, Restricted Stock(p)		Energy: Oil & Gas	238,375 Units	100	124
Instant Web Holdings, LLC, Class A Common Units(p)(r)		Media: Advertising, Printing & Publishing	10,819 Units	—	—
IPP Buyer Holdings, LLC, Class A Units(p)(r)		Retail	8,888,354 Units	10,740	11,022
Isagenix Worldwide, Inc., Common Shares(p)(r)		Beverage, Food & Tobacco	757,225 Units	8,987	—
K&N Holdco, LLC, Membership Units(p)		Consumer Goods: Durable	743,846 Units	8,927	2,822
Language Education Holdings GP LLC, Common Units(p)		Services: Business	366,667 Units	—	—
Language Education Holdings LP, Ordinary Common Units(p)		Services: Business	366,667 Units	825	1,808
LB NewHoldco LLC, Voting Units(p)		Hotel, Gaming & Leisure	123,568 Units	4,200	649
Live Comfortably Inc., Common Stock(p)(r)		Consumer Goods: Durable	8,654 Units	—	—
Longview Intermediate Holdings C, LLC, Membership Units(p)(r)		Energy: Oil & Gas	1,491,731 Units	12,835	70,155
Mount Logan Capital Inc., Common Stock(f)(h)		Banking, Finance, Insurance & Real Estate	1,075,557 Units	3,534	1,936
New Giving Acquisition, Inc., Common Stock		Healthcare & Pharmaceuticals	4,630 Units	633	2,117
New HW Holdings Corp., Preferred Stock(p)(r)		Capital Equipment	14 Units	9,899	—
New HW Holdings Corp., Common Stock(p)(r)		Capital Equipment	119 Units	—	—
NS NWN Acquisition, LLC, Class A Preferred Units		High Tech Industries	111 Units	—	506
NS NWN Acquisition, LLC, Common Equity(p)		High Tech Industries	346 Units	—	—
NS NWN Holdco LLC, Non-Voting Units		High Tech Industries	522 Units	—	154
NSG Co-Invest (Bermuda) LP, Partnership Interests(h)(p)		Consumer Goods: Durable	1,575 Units	1,000	1,660
Online Pharmacy Holdings, LLC, Series A Preferred Equity (5% Return)(r)		Healthcare & Pharmaceuticals	3,762,159 Units	3,137	3,047
Online Pharmacy Holdings, LLC, Series D-1 Common Equity(p)(r)		Healthcare & Pharmaceuticals	1,235 Units	—	—
Palmetto Clean Technology, Inc., Warrants(p)		High Tech Industries	724,112 Units	472	6,561
PLBY Group, Inc., Series B Preferred Stock (12% Return)(h)(p)		Consumer Goods: Non-Durable	2,868 Units	4,506	4,482
PLBY Group, Inc., Common Stock(f)(h)(p)		Consumer Goods: Non-Durable	516,953 Units	956	838
RumbleOn, Inc., Warrants(p)	8/14/2028	Automotive	60,606 Units	378	16
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(in thousands)

Portfolio Company(a)	Interest(b)	Industry	Principal/ Par Amount/ Units(e)	Cost(d)	Fair Value(c)
Service Compression Holdings, LLC, Junior Preferred Units(p)		Energy: Oil & Gas	389,001 Units	1,327	1,548
Service Compression Holdings, LLC, Warrants(p)		Energy: Oil & Gas	730,586 Units	1,426	2,206
Snap Fitness Holdings, Inc., Class A Common Stock(p)(r)		Services: Consumer	9,858 Units	3,078	5,983
Snap Fitness Holdings, Inc., Warrants(p)(r)		Services: Consumer	3,996 Units	1,247	2,425
SRA Parent, LLC, Preferred Units (12% Return)(r)		Banking, Finance, Insurance & Real Estate	10,414,785 Units	11,350	11,352
SRA Parent, LLC, Common Units(p)(r)		Banking, Finance, Insurance & Real Estate	167,952 Units	19,985	20,320
STATinMed Parent, LLC, Class A Preferred Units(p)(r)		Healthcare & Pharmaceuticals	6,182 Units	6,182	—
STATinMed Parent, LLC, Class B Preferred Units(p)(r)		Healthcare & Pharmaceuticals	51,221 Units	3,193	—
TG Parent NewCo LLC, Common Units(o)(p)(r)		Consumer Goods: Non-Durable	9 Units	—	—
TMK Hawk Parent, Corp., Common Shares(p)		Services: Business	643,588 Units	8,579	4,911
TMK Hawk Parent, Corp., Warrants(p)		Services: Business	36,734 Units	—	82
URS Topco, LLC, Common Equity(p)		Transportation: Cargo	430,540 Units	9,669	11,024
WorkGenius, LLC, Class A Units(p)		Services: Business	500 Units	500	823
WorkGenius, LLC, Class A-1 Units(p)		Services: Business	1,864 Units	2,833	2,779
Yak Holding II, LLC, Series A Common Units		Construction & Building	127,419 Units	—	7
Total Equity				237,481	251,930
Short Term Investments - 7.7%(k)
First American Treasury Obligations Fund, Class Z Shares(m)(n)	4.20%(l)			58,673	58,673
Total Short Term Investments				58,673	58,673
TOTAL INVESTMENTS - 240.5%				$1,901,114	1,824,628
LIABILITIES IN EXCESS OF OTHER ASSETS - (140.5)%					(1,066,018)
NET ASSETS - 100.0%					$758,610
a.All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, as amended, or the 1940 Act, except for investments specifically identified as non-qualifying per note h. below. Unless specifically identified in note t. below, investments do not contain a paid-in-kind, or PIK, interest provision.
b.The actual Secured Overnight Financing Rate, or SOFR, for each loan listed may not be the applicable SOFR rate as of June 30, 2025, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to June 30, 2025.
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
h.The investment or a portion thereof is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets as defined under Section 55 of the 1940 Act. As of June 30, 2025, 95.6% of the Company’s total assets represented qualifying assets.
See accompanying notes to consolidated financial statements.

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(in thousands)
i.Due to an annual cap in interest in the loan agreement, the all-in-rate on this loan as of June 30, 2025 was 4.11%.
j.In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional residual amounts.
k.Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
l.7-day effective yield as of June 30, 2025.
m.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, 34th Street Funding, LLC, or 34th Street, and was pledged as collateral supporting the amounts outstanding under the credit facility with JPMorgan Chase Bank, National Association, or JPM, as of June 30, 2025 (see Note 8).
n.Investment or a portion thereof held within the Company’s wholly-owned consolidated subsidiary, Murray Hill Funding II, LLC, or Murray Hill Funding II, and was pledged as collateral supporting the amounts outstanding under the credit facility with UBS AG, or UBS, as of June 30, 2025 (see Note 8).
o.Investment is held through CIC Holdco, LLC, a wholly-owned taxable subsidiary of the Company.
p.Non-income producing security.
q.Investment or a portion thereof was on non-accrual status as of June 30, 2025.
r.Investment determined to be an affiliated investment as defined in the 1940 Act as the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities but does not control the portfolio company. Fair value as of December 31, 2024 and June 30, 2025, along with transactions during the six months ended June 30, 2025 in these affiliated investments, were as follows:

		Six Months Ended June 30, 2025				Six Months Ended June 30, 2025
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2024	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2025	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
American Clinical Solutions LLC
First Lien Term Loan	$11,075	$2,167	$(13,242)	$—	$—	$—	$436	$—	$—
Class A-1 Membership Interests	—	—	—	—	—	—	—	—	—
ARC Financial, LLC
Membership Interests	—	—	—	—	—	—	—	—	—
Carestream Health, Inc.
First Lien Term Loan	11,172	121	(170)	(132)	10,991	—	799	—	—
Carestream Health Holdings Inc.
Common Shares	20,108	—	—	364	20,472	—	—	—	—
GSC Technologies Inc.
Common Shares	32	—	—	41	73	—	—	—	—
Hollander Intermediate LLC
First Lien Term Loan	—	17,127	—	(160)	16,967	—	561	—	—
HW Acquisition, LLC
Revolving Loan	3,140	1,111	—	(371)	3,880	—	235	—	—
First Lien Term Loan	4,794	281	—	(390)	4,685	—	319	—	—
Instant Web, LLC
Revolving Loan	2,430	4,907	(4,001)	7	3,343	—	148	—	—
Priming Term Loan	573	33	—	(3)	603	—	32	—	—
First Lien Term Loan	36,557	3,002	—	(3,545)	36,014	—	3,003	—	—
First Lien Delayed Draw Term Loan	1,458	90	—	2	1,550	—	84	—	—
Instant Web Holdings, LLC
Class A Common Units	—	—	—	—	—	—	—	—	—
IPP Buyer Holdings, LLC
Class A Units	11,644	—	—	(622)	11,022	—	—	—	—
Isagenix International, LLC
First Lien Term Loan	9,229	413	—	(1,846)	7,796	—	540	—	—
Isagenix Worldwide, Inc.
Common Shares	6,322	—	—	(6,322)	—	—	—	—	—
Lift Brands, Inc.
Term Loan A	22,814	—	(1,121)	651	22,344	—	1,348	—	518
Term Loan B	6,577	320	(44)	40	6,893	—	364	—	103
Term Loan C	7,386	368	(228)	20	7,546	—	455	—	79
See accompanying notes to consolidated financial statements

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(in thousands)

		Six Months Ended June 30, 2025				Six Months Ended June 30, 2025
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2024	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2025	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
Live Comfortably Inc.
Common Stock	—	—	—	—	—	—	—	—	—
Longview Intermediate Holdings C, LLC
Membership Units	52,166	—	—	17,989	70,155	—	—	—	—
New HW Holdings Corp.
Preferred Stock	3,141	—	—	(3,141)	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
Online Pharmacy Holdings, LLC
Series A Preferred Equity	—	3,137	—	(90)	3,047	—	—	52	—
Series D Preferred Equity	—	—	—	—	—	—	—	—	—
Optio Rx, LLC
First Lien Term Loan	—	13,795	—	—	13,795	—	560	—	—
Revolving Loan	—	658	—	—	658	—	23	—	—
Snap Fitness Holdings, Inc.
Class A Stock	5,028	—	—	955	5,983	—	—	—	—
Warrants	2,038	—	—	387	2,425	—	—	—	—
SRA Holdings, LLC
Unsecured Debt	4,103	—	(4,103)	—	—	—	97	—	—
SRA Parent, LLC
Preferred Equity	9,533	1,826	—	(7)	11,352	—	—	578	—
Common Equity	17,277	2,395	—	648	20,320	—	—	—	—
STATinMED, LLC
First Lien Term Loan	4,592	87	—	846	5,525	—	87	—	—
Senior Term Loan	942	—	—	(6)	936	—	368	—	—
Senior Superpriority Term Loan	243	—	—	—	243	—	30	—	—
STATinMed Parent, LLC
Class A Preferred Units	—	—	—	—	—	—	—	—	—
Class B Preferred Units	—	—	—	—	—	—	—	—	—
TG Parent NewCo LLC
Common Equity	—	—	—	—	—	—	—	—	—
Trademark Global, LLC
First Lien Term Loan	14,831	1,191	—	(3,184)	12,838	—	1,281	—	—
Totals	$269,205	$53,029	$(22,909)	$2,131	$301,456	$—	$10,770	$630	$700
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(in thousands)
s.Investment determined to be a controlled investment as defined in the 1940 Act as the Company is deemed to exercise a controlling influence over the management or policies of the portfolio company due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of such portfolio company. Fair value as of December 31, 2024 and June 30, 2025, along with transactions during the six months ended June 30, 2025 in these controlled investments, were as follows:

		Six Months Ended June 30, 2025				Six Months Ended June 30, 2025
Controlled Investments	Fair Value at December 31, 2024	Gross Additions (Cost)(1)	Gross Reductions (Cost)(2)	Net Unrealized Gain (Loss)	Fair Value at June 30, 2025	Net Realized Gain (Loss)	Interest Income(3)	Dividend Income	Fee Income
American Clinical Solutions LLC
First Lien Term Loan	$—	$16,039	$—	$367	$16,406	$—	$198	$—	$—
Delayed Draw Term Loan	—	—	—	(909)	(909)	—	—	—	—
Class A-1 Membership Interests	—	—	—	297	297	—	—	—	—
CION/EagleTree Partners, LLC
Senior Secured Note	36,037	—	—	—	36,037	—	2,501	—	—
Participating Preferred Shares	18,103	—	—	1,565	19,668	—	—	—	—
Common Shares	—	—	—	—	—	—	—	—	—
David's Bridal, Inc.
Exit First Lien Term Loan	73,181	2,000	—	(6,658)	68,523	—	4,879	—	—
Incremental First Lien Term Loan	9,910	8,000	(1,217)	(264)	16,429	—	556	—	273
Fourteenth Amendment Term Loan	—	4,637	—	(312)	4,325	—	125	—	200
David's Bridal Holdings, LLC
Preferred Units	9,575	—	—	414	9,989	—	—	—	—
Class A Common Units	24,570	—	—	(8,812)	15,758	—	—	—	—
Class B Common Units	—	363	—	530	893	—	—	—	—
Totals	$171,376	$31,039	$(1,217)	$(13,782)	$187,416	$—	$8,259	$—	$473
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

CĪON Investment Corporation
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(in thousands)
t.As of June 30, 2025, the below investments contain a PIK interest provision whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. For certain investments, the borrower may toggle between cash and PIK interest payments.

		Interest Rate
Portfolio Company	Investment Type	Cash	PIK	All-in-Rate
Adapt Laser Acquisition, Inc.	Senior Secured First Lien Debt	14.59%	2.00%	16.59%
American Clinical Solutions LLC	Senior Secured First Lien Debt	7.00%	4.45%	11.45%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	10.05%	10.05%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	10.00%	10.00%
Anthem Sports & Entertainment Inc.	Senior Secured First Lien Debt	—	1.00%	1.00%
Avison Young (Canada) Inc./Avison Young (USA) Inc.	Senior Secured First Lien Debt	6.08%	6.50%	12.58%
Berlitz Holdings, Inc.	Senior Secured First Lien Debt	8.44%	5.00%	13.44%
Celerity Acquisition Holdings, LLC	Senior Secured First Lien Debt	10.00%	2.95%	12.95%
Cennox, Inc.	Senior Secured First Lien Debt	9.98%	0.25%	10.23%
CION/EagleTree Partners, LLC	Senior Secured Note	—	14.00%	14.00%
FuseFX, LLC	Senior Secured First Lien Debt	5.36%	5.00%	10.36%
Hilliard, Martinez & Gonzales, LLP	Senior Secured First Lien Debt	—	16.44%	16.44%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	15.00%	15.00%
Homer City Generation, L.P.	Senior Secured First Lien Debt	—	17.00%	17.00%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	10.50%	10.50%
HW Acquisition, LLC	Senior Secured First Lien Debt	—	12.50%	12.50%
Inotiv, Inc.	Senior Secured First Lien Debt	10.93%	0.25%	11.18%
Instant Web, LLC	Senior Secured First Lien Debt	—	11.44%	11.44%
Isagenix International, LLC	Senior Secured First Lien Debt	2.55%	9.41%	11.96%
K&N Parent, Inc.	Senior Secured First Lien Debt	7.69%	5.00%	12.69%
LAV Gear Holdings, Inc.	Senior Secured First Lien Debt	—	10.00%	10.00%
Lift Brands, Inc.	Senior Secured First Lien Debt	—	9.50%	9.50%
Lucky Bucks Holdings LLC	Unsecured Note	—	12.50%	12.50%
Nova Compression, LLC	Senior Secured First Lien Debt	11.57%	3.25%	14.82%
Playboy Enterprises, Inc.	Senior Secured First Lien Debt	5.41%	5.25%	10.66%
RA Outdoors, LLC	Senior Secured Second Lien Debt	—	13.50%	13.50%
Robert C. Hilliard, L.L.P.	Senior Secured First Lien Debt	—	16.44%	16.44%
Securus Technologies Holdings, Inc.	Senior Secured First Lien Debt	—	11.80%	11.80%
Securus Technologies Holdings, Inc.	Senior Secured First Lien Debt	—	9.65%	9.65%
Securus Technologies Holdings, Inc.	Senior Secured Second Lien Debt	—	13.61%	13.61%
Spinal USA, Inc. / Precision Medical Inc.	Senior Secured First Lien Debt	—	14.06%	14.06%
STATinMED, LLC	Senior Secured First Lien Debt	—	13.93%	13.93%
TMK Hawk Parent, Corp.	Unsecured Debt	—	11.00%	11.00%
Trademark Global, LLC	Senior Secured First Lien Debt	1.96%	11.10%	13.06%
Trammell, P.C.	Senior Secured First Lien Debt	—	19.94%	19.94%
Williams Industrial Services Group, Inc.	Senior Secured First Lien Debt	10.00%	6.18%	16.18%
u.The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2025 was 4.32%.
v.The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2025 was 4.29%.
w.The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2025 was 4.15%.
x.While the maturity date of this loan has passed, the Company expects all interest and principal to be collected.
y.The Company has entered into an agreement with the other lenders to purchase another $10,000 of the funded term loan and commit to another $10,000 of the unfunded term loan on March 20, 2026 if certain conditions are satisfied.
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
b.The actual SOFR rate for each loan listed may not be the applicable SOFR rate as of December 31, 2024, as the loan may have been priced or repriced based on a SOFR rate prior to or subsequent to December 31, 2024. The actual London Interbank Offered Rate, or LIBOR, for each loan listed may not be the applicable LIBOR rate as of December 31, 2024, as the loan may have been priced or repriced based on a LIBOR rate prior to or subsequent to December 31, 2024.
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
June 30, 2025
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
The Company is managed by CION Investment Management, LLC, or CIM, a registered investment adviser and an affiliate of the Company. Pursuant to an investment advisory agreement with the Company, CIM oversees the management of the Company’s activities and is responsible for making investment decisions for the Company’s investment portfolio. On August 5, 2025, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 9, 2025. The Company has also entered into an administration agreement with CIM to provide the Company with administrative services necessary for it to operate. The Company and CIM previously engaged Apollo Investment Management, L.P., or AIM, a subsidiary of Apollo Global Management, Inc., or, together with its subsidiaries, Apollo, a leading global alternative investment manager, to act as the Company’s investment sub-adviser.
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
June 30, 2025
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under this new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation and must also further disaggregate income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company does not expect this update to have a material effect on the Company's consolidated financial statements.
In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, or ASU 2024-03. ASU 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect this update to have a material effect on the Company's consolidated financial statements.
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
Short Term Investments
Short term investments include an investment in a U.S. Treasury obligations fund, which seeks to provide current income and daily liquidity by purchasing U.S. Treasury securities and repurchase agreements that are collateralized by such securities. The Company had $58,673 and $68,818 of such investments at June 30, 2025 and December 31, 2024, respectively, which are included in investments, at fair value on the accompanying consolidated balance sheets and on the consolidated schedules of investments.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
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
One of the Company’s wholly-owned consolidated subsidiaries, CIC Holdco, LLC, or CIC Holdco, has elected to be treated as a taxable entity for U.S. federal income tax purposes. As a result, CIC Holdco is not consolidated with the Company for income tax purposes and may generate income tax expense or benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense or benefit, if any, and the related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements. There were no deferred tax assets or liabilities as of June 30, 2025 or December 31, 2024.
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
June 30, 2025
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
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
When CIM uses the discounted cash flow model to value the Company's investments, such model deemed appropriate by CIM is prepared for the applicable investments and reviewed by designated members of CIM’s management team. Such models are prepared at least quarterly or on an as needed basis. The model uses the estimated cash flow projections for the underlying investment and an appropriate discount rate is determined based on the latest financial information available for the borrower, prevailing market trends, comparable analysis and other inputs. The model, key assumptions, inputs, and results are reviewed by designated members of CIM’s management team with final approval from the board of directors or its designee.

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
As a practical expedient, the Company uses net asset value, or NAV, as the fair value for its equity investment in CION/EagleTree. Investments valued using NAV as a practical expedient are excluded from the three-tier fair value hierarchy. CION/EagleTree records its underlying investments at fair value on a quarterly basis in accordance with ASC 820.
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
The Company has investments in its investment portfolio that contain a PIK interest provision. PIK interest is accrued as interest income if the portfolio company valuation indicates that such PIK interest is collectible and recorded as interest receivable up to the interest payment date. On the interest payment dates, the Company will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. Additional PIK securities typically have the same terms, including maturity dates and interest rates, as the original securities. In order to maintain RIC status, substantially all of this income must be paid out to shareholders in the form of distributions, even if the Company has not collected any cash. For additional information on investments that contain a PIK interest provision, see the consolidated schedules of investments as of June 30, 2025 and December 31, 2024.
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
June 30, 2025
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
June 30, 2025
(in thousands, except share and per share amounts)
Note 3. Share Transactions
The following table summarizes transactions with respect to shares of the Company’s outstanding common stock during the six months ended June 30, 2025 and 2024 and the year ended December 31, 2024:

	Six Months Ended June 30,				Year Ended December 31,
	2025		2024		2024
	Shares	Amount	Shares	Amount	Shares	Amount
Gross shares/proceeds from offerings	—	$—	—	$—	—	$—
Reinvestment of distributions	—	—	—	—	—	—
Total gross shares/proceeds	—	—	—	—	—	—
Share repurchase program	(885,427)	(8,728)	(659,013)	(7,341)	(995,367)	(11,347)
Net shares/amounts for share transactions	(885,427)	$(8,728)	(659,013)	$(7,341)	(995,367)	$(11,347)

Since commencing its initial continuous public offering on July 2, 2012 and through June 30, 2025, the Company sold 52,303,842 shares of common stock for net proceeds of $1,113,270. The net proceeds include gross proceeds received from reinvested shareholder distributions of $237,451, for which the Company issued 13,523,489 shares of common stock, and gross proceeds paid for shares of common stock repurchased of $279,467, for which the Company repurchased 17,965,525 shares of common stock. As of June 30, 2025, 17,951,631 shares of common stock repurchased had been retired.

On August 27, 2024, the Company's shareholders approved a proposal that authorizes the Company to issue shares of its common stock at prices below the then current NAV per share of the Company’s common stock in one or more offerings for a 12-month period following such shareholder approval. As of June 30, 2025, the Company had not issued any such shares.
Distribution Reinvestment Plan
On September 15, 2021, the Company adopted a distribution reinvestment plan, or the DRP, which became effective as of the Listing. For additional information regarding the terms of the DRP, see Note 5.

Share Repurchase Policy
On September 15, 2021, the Company’s board of directors, including the independent directors, approved a share repurchase policy authorizing the Company to repurchase up to $50 million of its outstanding common stock after the Listing. On June 24, 2022, the Company’s board of directors, including the independent directors, increased the amount of shares of the Company’s common stock that may be repurchased under the share repurchase policy by $10 million to up to an aggregate of $60 million. On August 5, 2025, the Company’s board of directors, including the independent directors, further increased the amount of shares of the Company’s common stock that may be repurchased under the share repurchase policy by $20 million to up to an aggregate of $80 million. Under the share repurchase policy, the Company may purchase shares of its common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at the Company's discretion. Factors include, but are not limited to, share price, trading volume and general market conditions, along with the Company’s general business conditions. The policy may be suspended or discontinued at any time and does not obligate the Company to acquire any specific number of shares of its common stock.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
The following table summarizes the share repurchases completed during the year ended December 31, 2024 and the six months ended June 30, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Repurchased Under Publicly Announced Plans or Programs(1)
2024
January 1 to January 31, 2024	125,304	$11.14	125,304	$31,700
February 1 to February 29, 2024	165,876	10.97	165,876	29,883
March 1 to March 31, 2024	132,851	10.95	132,851	28,431
April 1 to April 30, 2024	168,002	11.14	168,002	26,564
May 1 to May 31, 2024	27,449	11.67	27,449	26,244
June 1 to June 30, 2024	39,531	12.14	39,531	25,765
July 1 to July 31, 2024	71,305	12.35	71,305	24,885
August 1 to August 31, 2024	26,874	11.93	26,874	24,565
September 1 to September 30, 2024	67,558	11.86	67,558	23,764
October 1 to October 31, 2024	77,367	11.91	77,367	22,846
November 1 to November 30, 2024	24,104	11.63	24,104	22,566
December 1 to December 31, 2024	69,146	11.59	69,146	21,766
Total for the year ended December 31, 2024	995,367		995,367

2025
January 1 to January 31, 2025	89,466	$11.29	89,466	$20,758
February 1 to February 28, 2025	63,383	12.01	63,383	19,998
March 1 to March 31, 2025	33,013	12.13	33,013	19,598
April 1 to April 30, 2025	315,943	9.36	315,943	16,648
May 1 to May 31, 2025	95,782	9.76	95,782	15,714
June 1 to June 30, 2025	287,840	9.26	287,840	13,056
Total for the six months ended June 30, 2025	885,427		885,427
(1)Amounts do not include any commissions paid to Wells Fargo on shares repurchased.
From July 1, 2025 to July 30, 2025, the Company repurchased 217,040 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $2,142, or an average purchase price of $9.87 per share. As of July 30, 2025, 17,951,631 shares of common stock repurchased by the Company had been retired.

Note 4. Transactions with Related Parties
For the three and six months ended June 30, 2025 and 2024 and the year ended December 31, 2024, fees and other expenses incurred by the Company related to CIM and its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Entity	Capacity	Description	2025	2024	2025	2024	2024
CIM	Investment adviser	Management fees(1)	$6,497	$6,841	$13,122	$13,705	$27,321
CIM	Investment adviser	Incentive fees(1)	3,589	4,871	7,673	11,785	20,334
CIM	Administrative services provider	Administrative services expense(1)	1,196	1,246	2,475	2,338	4,783
			$11,282	$12,958	$23,270	$27,828	$52,438
(1)Amounts charged directly to operations.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
The Company has entered into an investment advisory agreement with CIM. On August 5, 2025, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 9, 2025. Pursuant to the investment advisory agreement in effect prior to the Listing, CIM was paid an annual base management fee equal to 2.0% of the average value of the Company’s gross assets, less cash and cash equivalents, and an incentive fee based on the Company’s performance, as described below. Pursuant to the second amended and restated investment advisory agreement, which was effective upon the Listing on October 5, 2021, the annual base management fee was reduced to 1.5% of the average value of the Company’s gross assets (including cash pledged as collateral for the Company’s secured financing arrangements, but excluding other cash and cash equivalents so that investors do not pay the base management fee on such assets), to the extent that the Company’s asset coverage ratio is greater than or equal to 200% (i.e., $1 of debt outstanding for each $1 of equity); provided that, the annual base management fee will be reduced further to 1.0% for any such gross assets purchased with leverage resulting in the Company’s asset coverage ratio dropping below 200%. On December 30, 2021, shareholders approved a proposal to reduce the Company’s asset coverage ratio to 150%. As a result, commencing on December 31, 2021, the Company is required to maintain asset coverage for its senior securities of 150% (i.e., $2 of debt outstanding for each $1 of equity) rather than 200%. The base management fee is payable quarterly in arrears and is calculated based on the two most recently completed calendar quarters.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on “pre-incentive fee net investment income” for the immediately preceding quarter and was subject to a hurdle rate, measured quarterly and expressed as a rate of return on adjusted capital, as defined in the investment advisory agreement in effect prior to the Listing, equal to 1.875% per quarter, or an annualized rate of 7.5%. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the period, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the investment advisory agreement and the administration agreement with CIM, and any other operating expenses but excluding the applicable incentive fees). Pre-incentive fee net investment income also includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and any other income accrued that the Company has not yet received in cash. CIM is not under any obligation to reimburse the Company for any part of the subordinated incentive fee on income CIM received that was based on accrued income that the Company never actually received.
Under the investment advisory agreement in effect prior to the Listing, the Company paid to CIM 100% of pre-incentive fee net investment income once the hurdle rate was exceeded until the annualized rate of 9.375% was exceeded, at which point the Company paid to CIM 20% of all pre-incentive fee net investment income that exceeded the annualized rate of 9.375%. Under the amended and restated investment advisory agreement also in effect prior to the Listing, the change to the calculation of the subordinated incentive fee payable to CIM that expresses the hurdle rate required for CIM to earn, and be paid, the incentive fee as a percentage of the Company's net assets rather than adjusted capital was implemented. Under the second amended and restated investment advisory agreement, the hurdle rate was reduced to 1.625% per quarter, or an annualized rate of 6.5%, and the Company pays to CIM 100% of pre-incentive fee net investment income once the hurdle rate is exceeded until the annualized rate of 7.879% is exceeded, at which point the Company pays to CIM 17.5% of all pre-incentive fee net investment income. These changes to the subordinated incentive fee on income were effective upon the Listing, except for the change to the calculation of the subordinated incentive fee payable to CIM that replaced adjusted capital with the Company's net assets, which was effective on August 10, 2021. For the three months ended June 30, 2025 and 2024, the Company recorded subordinated incentive fees on income of $3,589 and $4,871, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded subordinated incentive fees on income of $7,673 and $11,785, respectively. As of June 30, 2025 and December 31, 2024, the liabilities recorded for subordinated incentive fees were $3,589 and $3,964, respectively. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is described in Note 2.
The Company accrues the capital gains incentive fee based on net realized gains and net unrealized appreciation; however, under the terms of the investment advisory agreement, the fee payable to CIM is based on net realized gains and unrealized depreciation and no such fee is payable with respect to unrealized appreciation unless and until such appreciation is actually realized. For the three and six months ended June 30, 2025 and 2024 and the year ended December 31, 2024, the Company had no liability for and did not record any capital gains incentive fees.

On April 1, 2018, the Company entered into an administration agreement with CIM pursuant to which CIM furnishes the Company with administrative services including accounting, investor relations and other administrative services necessary to conduct its day-to-day operations. CIM is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations, provided that such reimbursement is for the lower of CIM’s actual costs or the amount that the Company would have been required to pay for comparable administrative services in the same geographic location. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse CIM for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a person with a controlling interest in CIM. On August 5, 2025, the board of directors of the Company, including a majority of the board of directors who are not interested persons, approved the renewal of the administration agreement with CIM for a period of twelve months commencing August 9, 2025.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
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
As of June 30, 2025 and December 31, 2024, the total liability payable to CIM and its affiliates was $11,349 and $12,731, respectively, which primarily related to fees earned by CIM during the three months ended June 30, 2025 and December 31, 2024, respectively.

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
The Company’s management declared and the Company's board of directors ratified distributions for 6 and 2 record dates during the year ended December 31, 2024 and the six months ended June 30, 2025, respectively.

The following table presents distributions per share that were declared during the year ended December 31, 2024 and the six months ended June 30, 2025:

	Distributions
Three Months Ended	Per Share	Amount
2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
December 31, 2024 (two record dates)	0.41	21,835
Total distributions for the year ended December 31, 2024	$1.52	$81,308

2025
March 31, 2025 (one record date)	$0.36	$19,149
June 30, 2025 (one record date)	0.36	18,934
Total distributions for the six months ended June 30, 2025	$0.72	$38,083
On August 4, 2025, the Company’s co-chief executive officers declared a quarterly base distribution of $0.36 per share for the third quarter of 2025 payable on September 16, 2025 to shareholders of record as of September 2, 2025.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
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

The following table provides information concerning the Company’s purchases of shares of its common stock in the open market during the year ended December 31, 2024 and the six months ended June 30, 2025 pursuant to the DRP in order to satisfy the reinvestment portion of the Company’s distributions:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans of Programs
2024
January 1 to January 31, 2024	92,108	$11.05	92,108	(1)
February 1 to February 29, 2024	—	—	—	—
March 1 to March 31, 2024	170,571	11.09	170,571	(1)
April 1 to April 30, 2024	—	—	—	—
May 1 to May 31, 2024	—	—	—	—
June 1 to June 30, 2024	135,440	12.44	135,440	(1)
July 1 to July 31, 2024	18,789	12.51	18,789	(1)
August 1 to August 31, 2024	—	—	—	—
September 1 to September 30, 2024	131,659	12.10	131,659	(1)
October 1 to October 31, 2024	—	—	—	—
November 1 to November 30, 2024	—	—	—	—
December 1 to December 31, 2024	130,792	11.85	130,792	(1)
Total for the year ended December 31, 2024	679,359	$11.74	679,359	(1)

2025
January 1 to January 31, 2025	19,368	$11.49	19,368	(1)
February 1 to February 28, 2025	—	—	—	—
March 1 to March 31, 2025	—	—	—	—
April 1 to April 30, 2025	159,518	9.13	159,518	(1)
May 1 to May 31, 2025	—	—	—	—
June 1 to June 30, 2025	151,264	9.29	151,264	(1)
Total for the six months ended June 30, 2025	330,150	$9.34	330,150	(1)
(1) See the description of the DRP above.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
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

The following table reflects the sources of distributions on a GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2025 and 2024 and the year ended December 31, 2024:

	Six Months Ended June 30,						Year Ended December 31,
	2025			2024			2024
Source of Distribution	Per Share	Amount	Percentage	Per Share	Amount	Percentage	Per Share	Amount	Percentage
Net investment income	$0.72	$38,083	100.0%	$0.75	$40,239	100.0%	$1.52	$81,308	100.0%
Total distributions	$0.72	$38,083	100.0%	$0.75	$40,239	100.0%	$1.52	$81,308	100.0%
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
The tax components of accumulated earnings or losses for the current year will be determined at year end. As of December 31, 2024, the components of accumulated income (losses) on a tax basis were as follows:

December 31, 2024
Undistributed ordinary income	$2,607
Other accumulated losses(1)	(85,546)
Net unrealized depreciation on investments	(116,078)
Total accumulated losses	$(199,017)
(1)Includes short term capital loss carryforwards of $0 and long term capital loss carryforwards of $82,446.
As of June 30, 2025, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $91,198; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $264,630; the net unrealized depreciation was $173,432; and the aggregate cost of securities for Federal income tax purposes was $1,998,060.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
Note 6. Investments
The composition of the Company’s investment portfolio as of June 30, 2025 and December 31, 2024 at amortized cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Cost(1)	Fair Value	Percentage of Investment Portfolio	Cost(1)	Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,570,700	$1,501,896	85.0%	$1,610,540	$1,563,256	86.0%
Senior secured second lien debt	5,342	1,011	0.1%	5,187	2,680	0.1%
Collateralized securities and structured products - equity	3,447	3,027	0.2%	2,980	2,682	0.1%
Unsecured debt	25,471	8,091	0.4%	29,487	11,814	0.6%
Equity	237,481	251,930	14.3%	226,681	239,438	13.2%
Subtotal/total percentage	1,842,441	1,765,955	100.0%	1,874,875	1,819,870	100.0%
Short term investments(2)	58,673	58,673		68,818	68,818
Total investments	$1,901,114	$1,824,628		$1,943,693	$1,888,688
(1)Cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, for debt investments and cost for equity investments.
(2)Short term investments represent an investment in a fund that invests in highly liquid investments with average original maturity dates of three months or less.
The following tables show the composition of the Company’s investment portfolio by industry classification and geographic dispersion, and the percentage, by fair value, of the total investment portfolio assets in such industries and geographies as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Industry Classification	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
Services: Business	$270,331	15.2%	$285,960	15.7%
Healthcare & Pharmaceuticals	197,198	11.2%	199,733	11.0%
Retail	157,658	8.9%	160,093	8.8%
Energy: Oil & Gas	138,635	7.8%	116,393	6.4%
Media: Diversified & Production	132,760	7.5%	129,210	7.1%
Beverage, Food & Tobacco	113,794	6.4%	100,612	5.5%
Services: Consumer	112,369	6.4%	111,832	6.2%
Construction & Building	100,534	5.7%	99,383	5.5%
Consumer Goods: Durable	94,656	5.4%	95,968	5.3%
Banking, Finance, Insurance & Real Estate	61,454	3.5%	64,422	3.5%
Diversified Financials	58,732	3.3%	56,822	3.1%
Media: Advertising, Printing & Publishing	50,463	2.9%	104,622	5.7%
Hotel, Gaming & Leisure	46,803	2.6%	49,823	2.7%
Capital Equipment	43,567	2.5%	52,349	2.9%
High Tech Industries	39,063	2.2%	37,665	2.1%
Consumer Goods: Non-Durable	32,892	1.9%	35,210	1.9%
Automotive	30,884	1.7%	31,104	1.7%
Environmental Industries	27,570	1.6%	27,344	1.5%
Containers, Packaging & Glass	18,682	1.1%	18,687	1.0%
Aerospace & Defense	13,475	0.8%	13,825	0.8%
Transportation: Cargo	11,024	0.6%	10,465	0.6%
Metals & Mining	10,350	0.6%	13,094	0.7%
Telecommunications	2,988	0.2%	5,222	0.3%
Chemicals, Plastics & Rubber	73	—	32	—
Subtotal/total percentage	1,765,955	100.0%	1,819,870	100.0%
Short term investments	58,673		68,818
Total investments	$1,824,628		$1,888,688

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)

	June 30, 2025		December 31, 2024
Geographic Dispersion(1)	Investments at Fair Value	Percentage of Investment Portfolio	Investments at Fair Value	Percentage of Investment Portfolio
United States	$1,731,413	98.0%	$1,782,659	98.0%
Canada	29,855	1.7%	33,541	1.8%
Cayman Islands	3,027	0.2%	2,682	0.1%
Bermuda	1,660	0.1%	988	0.1%
Subtotal/total percentage	1,765,955	100.0%	1,819,870	100.0%
Short term investments	58,673		68,818
Total investments	$1,824,628		$1,888,688
(1)The geographic dispersion is determined by the portfolio company's country of domicile.
As of June 30, 2025 and December 31, 2024, investments on non-accrual status represented 1.4% and 1.4%, respectively, of the Company's investment portfolio on a fair value basis.

The Company’s investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require the Company to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2025 and December 31, 2024, the Company’s unfunded commitments amounted to $64,793 and $70,681, respectively. As of July 30, 2025, the Company’s unfunded commitments amounted to $67,075. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.  Refer to Note 11 for further details on the Company’s unfunded commitments.
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
On December 21, 2021, CION/EagleTree issued senior secured notes of $61,629 to the Company and $10,875 to ET-BC, or the CION/EagleTree Notes. The CION/EagleTree Notes bear interest at a fixed rate of 14.0% per year and are secured by a first priority security interest in all of the assets of CION/EagleTree. On November 16, 2023, the Company purchased a portion of the CION/EagleTree Notes held by ET-BC. As a result, as of June 30, 2025, the Company held $36,037 and ET-BC held $2,965 of the CION/Eagletree Notes. The obligations of CION/EagleTree under the CION/EagleTree Notes are non-recourse to the Company.
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
The following table sets forth the individual investments in CION/EagleTree's portfolio as of June 30, 2025:

Portfolio Company	Interest	Maturity	Industry	Principal/ Par Amount/ Units	Cost	Fair Value
Collateralized Securities and Structured Products - Equity
Ivy Hill Middle Market Credit Fund VIII, Ltd. Subordinated Loan(a)	11.84% Estimated Yield	4/28/2039	Diversified Financials	$7,000	$6,430	$6,901
Total Collateralized Securities and Structured Products - Equity					6,430	6,901
Equity
American Clinical Solutions LLC, Class A Membership Interests(b)			Healthcare & Pharmaceuticals	6,030,384 Units	5,200	4,704
Anthem Sports and Entertainment Inc., Class A Preferred Stock Warrants(b)			Media: Diversified & Production	1,469 Units	486	—
Anthem Sports and Entertainment Inc., Class B Preferred Stock Warrants(b)			Media: Diversified & Production	255 Units	—	—
Anthem Sports and Entertainment Inc., Common Stock Warrants(b)			Media: Diversified & Production	4,746 Units	—	—
BCP Great Lakes II - Series A Holdings LP, Partnership Interests (4.2% ownership)			Diversified Financials	N/A	9,887	8,953
Carestream Health Holdings, Inc., Common Stock(b)			Healthcare & Pharmaceuticals	614,367 Units	21,759	20,354
CHC Medical Partners, Inc., Series C Preferred Stock, 12% Dividend			Healthcare & Pharmaceuticals	2,727,273 Units	9,458	14,782
CHC Medical Partners, Inc., Additional Series C Preferred Stock, 8% Dividend			Healthcare & Pharmaceuticals	183,723 Units	326	770
CTS Ultimate Holdings LLC, Class A Preferred Units(b)			Construction & Building	3,578,701 Units	1,000	2,219
HDNet Holdco LLC, Preferred Unit Call Option(b)			Media: Diversified & Production	1 Unit	—	—
Language Education Holdings GP LLC, Common Units(b)			Services: Business	133,333 Units	—	—
Language Education Holdings LP, Ordinary Common Units(b)			Services: Business	133,333 Units	300	657
Skillsoft Corp., Class A Common Stock(b)(c)			High Tech Industries	12,171 Units	2,000	194
Spinal USA, Inc. / Precision Medical Inc., Warrants(b)			Healthcare & Pharmaceuticals	20,667,324 Units	—	—
Total Equity					50,416	52,633
Short Term Investments(d)
First American Treasury Obligations Fund, Class Z Shares	4.20%(e)				2,331	2,331
Total Short Term Investments					2,331	2,331
TOTAL INVESTMENTS					$59,177	$61,865
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
e.7-day effective yield as of June 30, 2025.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
The following table includes selected balance sheet information for CION/EagleTree as of June 30, 2025 and December 31, 2024:

Selected Balance Sheet Information:	June 30, 2025	December 31, 2024
Investments, at fair value (amortized cost of $59,177 and $60,756, respectively)	$61,865	$59,866
Cash and other assets	5	—
Dividend receivable on investments	216	342
Interest receivable on investments	141	194
Total assets	$62,227	$60,402

Senior secured notes (net of unamortized debt issuance costs of $35 and $47, respectively)	$38,967	$38,956
Other liabilities	121	152
Total liabilities	39,088	39,108
Members' capital	23,139	21,294
Total liabilities and members' capital	$62,227	$60,402
The following table includes selected statement of operations information for CION/EagleTree for the three and six months ended June 30, 2025 and 2024 and for the year ended December 31, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Selected Statement of Operations Information:	2025	2024	2025	2024	2024
Total investment income	$638	$1,143	$1,360	$2,445	$4,746
Total expenses	1,571	2,173	3,149	4,691	7,974
Net realized gain on investments	—	3,325	56	3,325	3,641
Net change in unrealized appreciation (depreciation) on investments	2,288	(4,291)	3,578	(9,874)	(8,585)
Net increase (decrease) in net assets	$1,355	$(1,996)	$1,845	$(8,795)	$(8,172)

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2025:

Financing Arrangement	Type of Financing Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Credit Facility	Term Loan Credit Facility	SOFR+2.55%(1)	$325,000	$81,250	June 15, 2027
2029 Notes(2)	U.S. Public Bond Offering	7.50%	172,500	—	December 30, 2029
2026 Notes(3)	Note Purchase Agreement	4.50%	125,000	—	February 11, 2026
2025 UBS Credit Facility	Term Loan Credit Facility	SOFR+2.75%	100,000	25,000	February 13, 2028
Series A Notes(4)	Israel Public Bond Offering	SOFR+3.82%	114,844	—	August 31, 2026
Tranche A 2027 Notes(5)	Note Purchase Agreement	SOFR+4.75%	100,000	—	November 8, 2027
Tranche B 2027 Notes(5)	Amended and Restated Note Purchase Agreement	SOFR+3.90%	100,000	—	November 8, 2027
2022 Term Loan(5)	Term Loan Facility Agreement	SOFR+3.50%	50,000	—	April 27, 2027
2024 Term Loan(5)	Term Loan Facility Agreement	SOFR+3.80%	30,000	—	September 30, 2027
			$1,117,344	$106,250
(1)34th Street pays an annual administration fee of 0.20% on JPM's total financing commitment. The administration fee is included in interest expense in the consolidated statements of operations.
(2)As of June 30, 2025, the fair value of the 2029 Notes was $169,602, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of June 30, 2025.
(3)As of June 30, 2025, the fair value of the 2026 Notes was $124,063, which was estimated based on discounted cash flows using current market interest rates for similar debt with comparable terms and remaining maturities. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2025.
(4)As of June 30, 2025, the fair value of the Series A Notes was $109,802, which was based on readily observable, transparent prices. The fair value of these debt obligations would be categorized as Level 1 under ASC 820 as of June 30, 2025.
(5)As of June 30, 2025, the outstanding amount of these debt obligations approximates their fair value. The fair value was estimated based on discounted cash flows using current market interest rates for similar debt with comparable terms and remaining maturities. The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2025.
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
June 30, 2025
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
On September 25, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $675,000 to $600,000 and repaid $70,000 of outstanding borrowings. On September 30, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $600,000 to $562,500 and repaid $30,000 of outstanding borrowings. On November 15, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $562,500 to $468,750 and repaid $75,000 of outstanding borrowings. On December 31, 2024, 34th Street reduced the aggregate principal borrowings available under the Third Amended JPM Credit Facility from $468,750 to $406,250 and repaid $50,000 of outstanding borrowings. As of June 30, 2025, the aggregate principal amount outstanding on the Third Amended JPM Credit Facility was $325,000 and the aggregate unfunded principal amount was $81,250. The carrying amount outstanding under the Third Amended JPM Credit Facility approximates its fair value.
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
In connection with the Third Amended JPM Credit Facility, 34th Street made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar facilities. As of and for the three months ended June 30, 2025, 34th Street was in compliance with all covenants and reporting requirements.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
Through June 30, 2025, the Company incurred debt issuance costs of $18,070 in connection with obtaining and amending the JPM Credit Facility, which were recorded as a direct reduction to the outstanding balance of the Third Amended JPM Credit Facility, which is included in the Company’s consolidated balance sheet as of June 30, 2025 and will amortize to interest expense over the term of the Third Amended JPM Credit Facility. At June 30, 2025, the unamortized portion of the debt issuance costs was $3,984.
For the three and six months ended June 30, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Third Amended JPM Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Stated interest expense	$5,774	$11,824	$11,947	$23,781	$42,934
Amortization of deferred financing costs	508	496	1,009	990	2,013
Non-usage fee	205	316	368	632	1,211
Total interest expense	$6,487	$12,636	$13,324	$25,403	$46,158
Weighted average interest rate(1)	7.32%	8.77%	7.35%	8.78%	8.47%
Average borrowings	$325,000	$550,000	$333,066	$550,000	$513,866
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

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage ratio requirements set forth in the 1940 Act, but giving effect to any exemptive relief granted to the Company by the SEC, and certain other exceptions, and to provide financial information to the holders of the 2029 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of and for the three months ended June 30, 2025, the Company was in compliance with all covenants and reporting requirements.

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

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
Through June 30, 2025, the Company incurred debt issuance costs of $4,305 in connection with issuing the 2029 Notes, which were recorded as a direct reduction to the outstanding balance of the 2029 Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2025 and will amortize to interest expense over the term of the 2029 Notes. At June 30, 2025, the unamortized portion of the debt issuance costs was $3,698.
For the three and six months ended June 30, 2025 and for the period from October 3, 2024 through December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2029 Notes were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	For the Period From October 3, 2024 Through December 31, 2024

Stated interest expense	$3,235	$6,469	$3,163
Amortization of deferred financing costs	204	397	210
Total interest expense	$3,439	$6,866	$3,373
Weighted average interest rate(1)	7.50%	7.50%	7.50%
Average borrowings	$172,500	$172,500	$172,500
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
The Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. As of and for the three months ended June 30, 2025, the Company was in compliance with all covenants and reporting requirements.
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
Through June 30, 2025, the Company incurred debt issuance costs of $2,669 in connection with issuing the 2026 Notes, which were recorded as a direct reduction to the outstanding balance of the 2026 Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2025 and will amortize to interest expense over the term of the 2026 Notes. At June 30, 2025, the unamortized portion of the debt issuance costs was $330.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
For the three and six months ended June 30, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2026 Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2024
	2025	2024	2025	2024
Stated interest expense	$1,406	$1,406	$2,812	$2,812	$5,625
Amortization of deferred financing costs	133	133	264	266	535
Total interest expense	$1,539	$1,539	$3,076	$3,078	$6,160
Weighted average interest rate(1)	4.50%	4.50%	4.50%	4.50%	4.50%
Average borrowings	$125,000	$125,000	$125,000	$125,000	$125,000
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
June 30, 2025
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
The Class A-R Notes were issued pursuant to a Second Amended and Restated Indenture, dated December 17, 2020, between Murray Hill Funding II and U.S. Bank, as trustee, or the Second Amended Indenture. Under the Second Amended Indenture, the aggregate principal amount of Notes and Class A-R Notes that could have been issued by Murray Hill Funding II from time to time was $150,000. Murray Hill Funding, in turn, entered into a repurchase transaction with UBS pursuant to the terms of the related Annex and Master Confirmation, dated December 17, 2020, to the Global Master Repurchase Agreement, dated May 19, 2017, related to the Class A-R Notes. Murray Hill Funding was required to repurchase the Class A-R Notes that were sold to UBS by no later than November 19, 2023. The financing fee for the funded Class A-R Notes was equal to the three-month LIBOR plus a spread of 3.375% per year while the financing fee for the unfunded Class A-R Notes was equal to 0.75% per year.
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
On July 1, 2021, December 14, 2021, April 19, 2022 and August 16, 2023, UBS purchased Class A-R Notes held by Murray Hill Funding for an aggregate purchase price equal to 100% of the principal amount of Class A-R Notes purchased, which was $21,000, $25,000, $17,500 and $22,500, respectively. On August 20, 2021, March 7, 2023, April 14, 2023 and March 27, 2024, Murray Hill Funding repurchased Class A-R Notes from UBS in the aggregate principal amount of $21,000, $17,500, $25,000 and $22,500, respectively, for an aggregate repurchase price of $21,000, $17,500, $25,000 and $22,500, respectively, which was then repaid by Murray Hill Funding II. The repurchase of the Class A-R Notes on August 20, 2021, March 7, 2023, April 14, 2023 and March 27, 2024 resulted in repayments of $21,000, $17,500, $25,000 and $22,500, respectively, of the outstanding amount of borrowings under the Amended UBS Facility.
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
June 30, 2025
(in thousands, except share and per share amounts)
On January 13, 2025, Murray Hill Funding entered into (i) a Seventh Amended and Restated Master Confirmation (Class A-1 Notes) to the Global Master Repurchase Agreement with UBS and (ii) a Third Amended and Restated Master Confirmation (Class A-R Notes) to the Global Master Repurchase Agreement with UBS, or the January 2025 Confirmations. Under the January 2025 Confirmations, the date that Murray Hill Funding was required to repurchase the Class A-1 Notes and the Class A-R Notes previously sold to UBS under the Amended UBS Facility was extended from January 15, 2025 to February 15, 2025 as a further bridge to the parties entering into a broader amendment to the Amended UBS Facility.
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
Murray Hill Funding paid an upfront fee and incurred certain other customary costs and expenses totaling $2,637 in connection with obtaining and amending the Amended UBS Facility, which were recorded as a direct reduction to the outstanding balance of the Amended UBS Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the Amended UBS Facility. At June 30, 2025, all upfront fees and other expenses were fully amortized.
For the three and six months ended June 30, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Amended UBS Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Stated interest expense	$—	$2,155	$919	$4,774	$8,974
Non-usage fee	—	95	45	149	341
Total interest expense	$—	$2,250	$964	$4,923	$9,315
Weighted average interest rate(1)	—	8.90%	8.07%	8.80%	8.70%
Average borrowings	$—	$100,000	$12,757	$110,632	$105,287
(1)Includes the stated interest expense and non-usage fee on the unused portion of the Amended UBS Facility and is annualized for periods covering less than one year.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
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
Pursuant to the 2025 UBS Credit Facility, Murray Hill Funding II made certain representations and warranties and is required to comply with a borrowing base requirement, various covenants, reporting requirements and other customary requirements for similar transactions. As of and for the three months ended June 30, 2025, Murray Hill Funding II was in compliance with all covenants and reporting requirements.
Murray Hill Funding II paid an upfront fee and incurred certain other customary costs and expenses totaling $1,210 in connection with obtaining the 2025 UBS Credit Facility, which were recorded as a direct reduction to the outstanding balance of the 2025 UBS Credit Facility, which is included in the Company’s consolidated balance sheets and amortized to interest expense over the term of the 2025 UBS Credit Facility. At June 30, 2025, the unamortized portion of the debt issuance costs was $1,059.
For the three months ended June 30, 2025 and for the period from February 13, 2025 through June 30, 2025, the components of interest expense, average borrowings, and weighted average interest rate for the 2025 UBS Credit Facility were as follows:

	Three Months Ended June 30, 2025	For the Period from February 13, 2025 Through June 30, 2025

Stated interest expense	$1,782	$2,705
Non-usage fee	48	72
Amortization of deferred financing costs	100	151
Total interest expense	$1,930	$2,928
Weighted average interest rate(1)	7.24%	7.24%
Average borrowings	$100,000	$100,000
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
June 30, 2025
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

The Deed of Trust contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $525 million, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00. In addition, the Deed of Trust contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under the Company’s other indebtedness in an outstanding aggregate principal amount of at least $50,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2025, the Company was in compliance with all covenants and reporting requirements.
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
Through June 30, 2025, the Company incurred debt issuance costs of $5,139 in connection with issuing the Series A Notes and the Additional Series A Notes, which were recorded as a direct reduction to the outstanding balance of the Series A Notes and the Additional Series A Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2025 and will amortize to interest expense over the term of the Series A Notes and the Additional Series A Notes. At June 30, 2025, the unamortized portion of the debt issuance costs was $1,864.
For the three and six months ended June 30, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Series A Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Stated interest expense	$2,452	$2,671	$4,753	$5,313	$10,378
Amortization of deferred financing costs	397	398	790	795	1,598
Total interest expense	$2,849	$3,069	$5,543	$6,108	$11,976
Weighted average interest rate(1)	8.44%	9.13%	8.23%	9.12%	8.91%
Average borrowings	$114,844	$114,844	$114,844	$114,844	$114,844
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
June 30, 2025
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

The 2027 Note Purchase Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) a minimum interest coverage ratio of 1.25 to 1.00 and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. The 2027 Note Purchase Agreement also contains a “most favored lender” provision in favor of the purchasers in respect of any new credit facilities, loans, notes or unsecured indebtedness in excess of $25 million incurred by the Company, which indebtedness contains a financial covenant not contained in, or more restrictive against the Company than those contained, in the 2027 Note Purchase Agreement. In addition, the 2027 Note Purchase Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25 million, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2025, the Company was in compliance with all covenants and reporting requirements.

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
Through June 30, 2025, the Company incurred debt issuance costs of $5,462 in connection with issuing the Tranche A 2027 Notes and the Tranche B 2027 Notes, which were recorded as a direct reduction to the outstanding balance of the Tranche A 2027 Notes and the Tranche B 2027 Notes, which is included in the Company’s consolidated balance sheet as of June 30, 2025 and will amortize to interest expense over the term of the Tranche A 2027 Notes and the Tranche B 2027 Notes. At June 30, 2025, the unamortized portion of the debt issuance costs was $3,821.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
For the three and six months ended June 30, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the Tranche A 2027 Notes and the Tranche B 2027 Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Stated interest expense	$4,273	$2,544	$8,697	$5,088	$12,453
Amortization of deferred financing costs	405	106	805	213	772
Total interest expense	$4,678	$2,650	$9,502	$5,301	$13,225
Weighted average interest rate(1)	8.65%	10.07%	8.70%	10.07%	9.68%
Average borrowings	$200,000	$100,000	$200,000	$100,000	$128,689
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

The 2022 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of 60% of the Company’s net asset value as of the year ended December 31, 2021 plus 50% of the net cash proceeds of the sale of certain equity interests by the Company after April 27, 2022, if any, (iv) a minimum asset coverage ratio of not less than 150%, and (v) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2022 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2025, the Company was in compliance with all covenants and reporting requirements.
Through June 30, 2025, the Company incurred debt issuance costs of $1,025 in connection with obtaining the 2022 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2022 Term Loan, which is included in the Company’s consolidated balance sheet as of June 30, 2025 and will amortize to interest expense over the term of the 2022 Term Loan. At June 30, 2025, the unamortized portion of the debt issuance costs was $373.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
For the three and six months ended June 30, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2022 Term Loan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Stated interest expense	$985	$1,112	$1,964	$2,228	$4,391
Amortization of deferred financing costs	52	51	102	102	205
Total interest expense	$1,037	$1,163	$2,066	$2,330	$4,596
Weighted average interest rate(1)	7.80%	8.80%	7.81%	8.81%	8.64%
Average borrowings	$50,000	$50,000	$50,000	$50,000	$50,000
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
Through June 30, 2025, the Company incurred debt issuance costs of $992 in connection with obtaining the 2021 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2021 Term Loan, which is included in the Company’s consolidated balance sheet as of June 30, 2025 and amortized to interest expense over the term of the 2021 Term Loan. At June 30, 2025, all upfront fees and other expenses were fully amortized.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
For the three and six months ended June 30, 2025 and 2024 and for the year ended December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2021 Term Loan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Stated interest expense	$—	$395	$—	$789	$1,157
Amortization of deferred financing costs	—	71	—	143	209
Total interest expense	$—	$466	$—	$932	$1,366
Weighted average interest rate(1)	—	5.20%	—	5.20%	5.20%
Average borrowings	$—	$30,000	$—	$30,000	$21,885
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

The 2024 Term Loan Agreement contains other terms and conditions, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company's status as a business development company within the meaning of the 1940 Act, (iii) minimum shareholders’ equity of $543.6 million, (iv) a minimum asset coverage ratio of not less than 150%, (v) an interest coverage ratio of not less than 1.25 to 1.00, and (vi) an unencumbered asset coverage ratio of 1.25 to 1.00, provided that (a) first lien senior secured loans and cash represent more than 65% of the total value of unencumbered assets used by the Company for purposes of the ratio and (b) equity interests or structured products in the aggregate represent less than 15% of the total value of unencumbered assets used by the Company for purposes of the ratio. In addition, the 2024 Term Loan Agreement contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or derivative securities of the Company in an outstanding aggregate principal amount of at least $25,000, certain judgments and orders, and certain events of bankruptcy. As of and for the three months ended June 30, 2025, the Company was in compliance with all covenants and reporting requirements.

Through June 30, 2025, the Company incurred debt issuance costs of $767 in connection with obtaining the 2024 Term Loan, which were recorded as a direct reduction to the outstanding balance of the 2024 Term Loan, which is included in the Company’s consolidated balance sheet as of June 30, 2025 and will amortize to interest expense over the term of the 2024 Term Loan. At June 30, 2025, the unamortized portion of the debt issuance costs was $575.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
For the three and six months ended June 30, 2025 and for the period from September 30, 2024 through December 31, 2024, the components of interest expense, average borrowings, and weighted average interest rate for the 2024 Term Loan were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	For the Period from September 30, 2024 Through December 31, 2024
Stated interest expense	$614	$1,224	$651
Amortization of deferred financing costs	64	142	50
Total interest expense	$678	$1,366	$701
Weighted average interest rate(1)	8.10%	8.11%	8.40%
Average borrowings	$30,000	$30,000	$30,000
(1) Includes the stated interest expense on the 2024 Term Loan and is annualized for periods covering less than one year.
Note 9. Fair Value of Financial Instruments
The following table presents fair value measurements of the Company’s portfolio investments as of June 30, 2025 and December 31, 2024, according to the fair value hierarchy:

	June 30, 2025(1)				December 31, 2024(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior secured first lien debt	$—	$—	$1,501,896	$1,501,896	$—	$—	$1,563,256	$1,563,256
Senior secured second lien debt	—	—	1,011	1,011	—	—	2,680	2,680
Collateralized securities and structured products - equity	—	—	3,027	3,027	—	—	2,682	2,682
Unsecured debt	—	—	8,091	8,091	—	—	11,814	11,814
Equity	2,774	—	229,488	232,262	2,041	—	219,294	221,335
Short term investments	58,673	—	—	58,673	68,818	—	—	68,818
Total Investments	$61,447	$—	$1,743,513	$1,804,960	$70,859	$—	$1,799,726	$1,870,585
(1)Excludes the Company's $19,668 investment in CION/EagleTree, which is measured at NAV.
(2)Excludes the Company's $18,103 investment in CION/EagleTree, which is measured at NAV.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, March 31, 2025	$1,556,067	$2,593	$3,612	$12,278	$195,993	$1,770,543
Investments purchased(2)(3)	74,971	75	—	43	4,576	79,665
Net realized loss	(32,376)	—	—	—	—	(32,376)
Net change in unrealized appreciation (depreciation)	14,413	(1,664)	(73)	(127)	28,919	41,468
Accretion of discount	2,406	7	—	—	—	2,413
Sales and principal repayments(3)	(113,585)	—	(512)	(4,103)	—	(118,200)
Net transfers in and/or (out) of Level 3	—	—	—	—	—	—
Ending balance, June 30, 2025	$1,501,896	$1,011	$3,027	$8,091	$229,488	$1,743,513
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2025(1)	$(6,522)	$(1,664)	$(73)	$(127)	$28,919	$20,533
(1)Included in net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)

	Six Months Ended June 30, 2025
	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Collateralized Securities and Structured Products - Equity	Unsecured Debt	Equity	Total
Beginning balance, December 31, 2024	$1,563,256	$2,680	$2,682	$11,814	$219,294	$1,799,726
Investments purchased(2)(3)	165,408	144	979	87	11,331	177,949
Net realized loss	(29,551)	—	—	—	(531)	(30,082)
Net change in unrealized (depreciation) appreciation	(21,520)	(1,824)	(122)	293	350	(22,823)
Accretion of discount	4,198	11	—	—	—	4,209
Sales and principal repayments(3)	(179,895)	—	(512)	(4,103)	—	(184,510)
Net transfers in and/or (out) of Level 3	—	—	—	—	(956)	(956)
Ending balance, June 30, 2025	$1,501,896	$1,011	$3,027	$8,091	$229,488	$1,743,513
Change in net unrealized (depreciation) appreciation on investments still held as of June 30, 2025(1)	$(31,907)	$(1,824)	$(122)	$293	$350	$(33,210)
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
(1)Included in net change in appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
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
(1)Included in net change in appreciation (depreciation) on investments in the consolidated statements of operations.
(2)Investments purchased includes PIK interest.
(3)Includes non-cash restructured securities.
Significant Unobservable Inputs
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of investments as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Fair Value	Valuation Techniques/ Methodologies	Unobservable Inputs	Range			Weighted Average(1)
Senior secured first lien debt	$1,238,793	Discounted Cash Flow	Discount Rates	9.0%	—	35.0%	13.1%
	110,494	Market Comparable Approach	EBITDA Multiple	5.25x	—	7.00x	6.25x
	73,478		Revenue Multiple	0.78x	—	5.69x	1.81x
	31,637	Other(2)	Probability Weighted Recovery Rate	15%	—	100%	96%
	15,497		Insurance Claim Recovery Rate	31%			N/A
	31,997	Broker Quotes	Broker Quotes	N/A			N/A
Senior secured second lien debt	821	Market Comparable Approach	Revenue Multiple	1.58x			N/A
	190		EBITDA Multiple	5.75x			N/A
Collateralized securities and structured products - equity	3,027	Discounted Cash Flow	Discount Rates	13.5%	—	21.0%	13.7%
Unsecured debt	5,315	Other(2)	Probability Weighted Recovery Rate	21%			N/A
	1,487	Discounted Cash Flow	Discount Rates	13.0%			N/A
	1,289	Options Pricing Model	Expected Volatility	35%			N/A
Equity	89,694	Market Comparable Approach	EBITDA Multiple	5.25x	—	19.00x	12.05x
	70,155		$ per kW	$440.00			N/A
	39,469		Revenue Multiple	0.35x	—	5.69x	0.41x
	20,584	Options Pricing Model	Expected Volatility	35%	—	90%	55%
	6,952	Discounted Cash Flow	Discount Rates	25.0%			N/A
	1,480	Broker Quotes	Broker Quotes	N/A			N/A
	1,154	Other(2)	Other(2)	N/A			N/A
Total	$1,743,513
(1)Weighted average amounts are based on the estimated fair values.
(2)Fair value is based on the expected outcome of proposed corporate transactions, recovery of insurance claims and/or other factors.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
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
The significant unobservable inputs used in the fair value measurement of the Company’s senior secured first lien debt, senior secured second lien debt, collateralized securities and structured products, unsecured debt and equity are discount rates, EBITDA multiples, revenue multiples, broker quotes, recovery rates, $ per kW and expected volatility. A significant increase or decrease in discount rates would result in a significantly lower or higher fair value measurement, respectively. A significant increase or decrease in the EBITDA multiples, revenue multiples, broker quotes, recovery rates, $ per kW and expected volatility would result in a significantly higher or lower fair value measurement, respectively.
Note 10. General and Administrative Expense
General and administrative expense consisted of the following items for the three and six months ended June 30, 2025 and 2024 and the year ended December 31, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Professional fees	$87	$455	$855	$976	$2,348
Dues and subscriptions	329	97	532	532	1,001
Valuation expense	209	229	439	373	751
Insurance expense	187	169	371	338	721
Director fees and expenses	181	177	353	348	696
Accounting and administrative costs	169	160	281	322	639
Transfer agent expense	125	124	244	247	488
Printing and marketing expense	82	162	99	165	308
Other expenses	24	86	55	142	205
Total general and administrative expense	$1,393	$1,659	$3,229	$3,443	$7,157

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
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
As of June 30, 2025 and December 31, 2024, the Company’s unfunded commitments were as follows:

Unfunded Commitments	June 30, 2025(1)	December 31, 2024(1)
American Clinical Solutions LLC	$7,424	$4,600
APS Acquisition Holdings, LLC	6,629	7,799
American Family Care, LLC	5,909	5,909
Rogers Mechanical Contractors, LLC	5,426	5,426
David’s Bridal, LLC(2)	5,000	—
Berlitz Holdings, Inc.	3,438	—
American Health Staffing Group, Inc.	3,333	3,333
Moss Holding Company	2,232	2,232
CrossLink Professional Tax Solutions, LLC	2,209	1,840
Gold Medal Holdings, Inc.	2,131	2,498
Newbury Franklin Industrials, LLC	1,974	1,974
Bradshaw International Parent Corp.	1,844	1,844
Sleep Opco, LLC	1,750	1,750
Thrill Holdings LLC	1,739	1,739
Instant Web, LLC	1,731	2,488
Riddell, Inc. / All American Sports Corp.	1,636	1,636
SHF Holdings, Inc.	1,391	—
HEC Purchaser Corp.	1,302	1,302
ESP Associates, Inc.	1,118	1,118
Avison Young (Canada) Inc./Avison Young (USA) Inc.	1,103	—
RA Outdoors, LLC	1,083	348
BDS Solutions Intermediateco, LLC	857	524
Stengel Hill Architecture, LLC	825	1,725
Ironhorse Purchaser, LLC	816	551
TMK Hawk Parent, Corp.	779	779
Optio Rx, LLC	658	—
Lux Credit Consultants LLC	456	5,069
Flatworld Intermediate Corp.	—	5,865
Mimeo.com, Inc.	—	2,500
Cennox, Inc.	—	2,334
ALM Global, LLC	—	1,800
Anthem Sports & Entertainment Inc.	—	1,225
Dermcare Management, LLC	—	326
HW Acquisition, LLC	—	147
Total	$64,793	$70,681
(1)Unless otherwise noted, the funding criteria for these unfunded commitments had not been met at the date indicated.
(2)The Company may be required to fund an additional $20,000 if certain conditions are satisfied. See footnote y. to the Consolidated Schedule of Investments as of June 30, 2025.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)

Unfunded commitments to provide funds to companies are not recorded as liabilities on the Company’s consolidated balance sheets. To the extent that interest rates on unfunded commitments are below market, a liability is recorded in the Consolidated Schedule of Investments. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company intends to use cash on hand, short-term investments, proceeds from borrowings, and other liquid assets to fund these commitments should the need arise. For information on the companies to which the Company is committed to fund additional amounts as of June 30, 2025 and December 31, 2024, refer to the table above and the consolidated schedules of investments. As of July 30, 2025, the Company was committed, upon the satisfaction of certain conditions, to fund an additional $67,075.
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
Note 12. Fee Income
Fee income consists of amendment fees, capital structuring and other fees, conversion fees, commitment fees and administrative agent fees. The following table summarizes the Company’s fee income for the three and six months ended June 30, 2025 and 2024 and the year ended December 31, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Amendment fees	$929	$912	$4,412	$1,148	$5,679
Capital structuring and other fees	783	1,430	1,283	3,229	10,253
Commitment fees	—	—	—	1,760	1,760
Conversion fees	—	—	—	78	78
Administrative agent fees	—	—	—	—	125
Total(1)	$1,712	$2,342	$5,695	$6,215	$17,895
(1)A portion of our fee income is derived from non-controlled, affiliated investments and controlled investments. Refer to notes r. and s. to the consolidated schedules of investments as of June 30, 2025 and December 31, 2024 for further details on the sources of our fee income.
Administrative agent fees are recurring income as long as the Company remains the administrative agent for the related investment. Income from all other fees was non-recurring.

CĪON Investment Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 2025
(in thousands, except share and per share amounts)
Note 13. Financial Highlights

The following is a schedule of financial highlights as of and for the six months ended June 30, 2025 and 2024 and the year ended December 31, 2024:

	Six Months Ended June 30,		Year Ended December 31,
	2025	2024	2024
Per share data:(1)
Net asset value at beginning of period	$15.43	$16.23	$16.23
Results of operations:
Net investment income	0.68	1.03	1.79
Net realized loss and net change in unrealized depreciation on investments and loss on foreign currency(2)	(0.97)	(0.49)	(1.16)
Net (decrease) increase in net assets resulting from operations(2)	(0.29)	0.54	0.63
Shareholder distributions:
Distributions from net investment income	(0.72)	(0.75)	(1.52)
Net decrease in net assets resulting from shareholders' distributions	(0.72)	(0.75)	(1.52)
Capital share transactions:
Repurchases of common stock below net asset value(3)	0.08	0.06	0.09
Net increase in net assets resulting from capital share transactions	0.08	0.06	0.09
Net asset value at end of period	$14.50	$16.08	$15.43
Shares of common stock outstanding at end of period	52,303,842	53,525,623	53,189,269
Total investment return-net asset value(4)	1.46%	5.49%	7.71%
Total investment return-market value(5)	(9.36)%	14.10%	14.37%
Net assets at beginning of period	$820,810	$879,563	$879,563
Net assets at end of period	$758,610	$860,806	$820,810
Average net assets	$788,825	$873,342	$861,376
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	9.25%	12.79%	11.13%
Ratio of net operating expenses to average net assets(6)	18.44%	18.27%	18.18%
Portfolio turnover rate(7)	5.77%	14.45%	25.85%
Total amount of senior securities outstanding	$1,117,344	$1,069,844	$1,117,344
Asset coverage ratio(8)	1.68	1.80	1.73
(1)The per share data for the six months ended June 30, 2025 and 2024 and the year ended December 31, 2024 was derived by using the weighted average shares of common stock outstanding during each period.
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
June 30, 2025
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
(5)Total investment return-market value for the six months ended June 30, 2025 and 2024 and the year ended December 31, 2024 was calculated by taking the change in the market price of the Company's common stock since the first day of the period, and including the impact of distributions reinvested in accordance with the Company’s DRP. Total investment return-market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total investment return-market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
(6)Ratios are annualized.
(7)Portfolio turnover rate is calculated using the lesser of year-to-date sales or purchases over the average of the invested assets at fair value, excluding short term investments. Portfolio turnover rate is not annualized.
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
Forward-Looking Statements
Some of the statements within this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve numerous risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of tariffs and trade disputes with other countries, changes in inflation, high interest rates and the risk of recession;
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
•the dependence of our future success on the general economy and its impact on the industries in which we invest, including tariffs and trade disputes with other countries, changes in inflation, high interest rates, the risk of recession and the related economic disruptions caused thereby;
•ongoing conflicts in the Middle East and the Russia-Ukraine war, including the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;
•the effects of a changing interest rate environment;
•our ability to source favorable private investments;
•our tax status;
•the effect of changes to tax legislation and our tax position;
•the tax status of the companies in which we invest;
•the timing and amount of distributions and dividends from the companies in which we invest; and
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks.

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
We are managed by CIM, our affiliate and a registered investment adviser. Pursuant to an investment advisory agreement with us, CIM oversees the management of our activities and is responsible for making investment decisions for our portfolio. On August 5, 2025, our board of directors, including a majority of the board of directors who are not interested persons, approved the renewal of the second amended and restated investment advisory agreement with CIM for a period of twelve months, commencing August 9, 2025. We have also entered into an administration agreement with CIM to provide us with administrative services necessary for us to operate. We and CIM previously engaged AIM to act as our investment sub-adviser.
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
Recent Developments
Q3 2025 Base Distribution

On August 4, 2025, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the third quarter of 2025, payable on September 16, 2025 to shareholders of record as of September 2, 2025.

Increase in Authorized Amount of Share Repurchase Policy

On August 5, 2025, our board of directors, including the independent directors, increased the amount of shares of our common stock that may be repurchased under the share repurchase policy by $20 million to up to an aggregate of $80 million.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2025 and 2024 and the Year Ended December 31, 2024
The following table summarizes our investment activity, excluding short term investments and PIK securities, for the three and six months ended June 30, 2025 and 2024 and the year ended December 31, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Net Investment Activity	2025	2024	2025	2024	2024
Purchases and drawdowns
Senior secured first lien debt	$38,947	$137,771	$99,739	$239,666	$439,038
Collateralized securities and structured products - equity	—	—	979	—	2,002
Unsecured debt	—	—	—	1,096	1,096
Equity	77	9,757	3,201	18,402	21,918
Sales and principal repayments	(88,000)	(76,963)	(137,430)	(284,584)	(486,463)
Net portfolio activity	$(48,976)	$70,565	$(33,511)	$(25,420)	$(22,409)
The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Investments Cost(1)	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,570,700	$1,501,896	85.0%
Senior secured second lien debt	5,342	1,011	0.1%
Collateralized securities and structured products - equity	3,447	3,027	0.2%
Unsecured debt	25,471	8,091	0.4%
Equity	237,481	251,930	14.3%
Subtotal/total percentage	1,842,441	1,765,955	100.0%
Short term investments(2)	58,673	58,673
Total investments	$1,901,114	$1,824,628
Number of portfolio companies			99
Average annual EBITDA of portfolio companies		$54.7 million
Median annual EBITDA of portfolio companies			$34.6 million
Purchased at a weighted average price of par			93.72%
Gross annual portfolio yield based upon the purchase price(3)			10.99%
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
The following table summarizes the composition of our investment portfolio by the type of interest rate as of June 30, 2025 and December 31, 2024, excluding short term investments of $58,673 and $68,818, respectively:

	June 30, 2025			December 31, 2024
Interest Rate Allocation	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio	Investments Cost	Investments Fair Value	Percentage of Investment Portfolio
Floating interest rate investments	$1,458,721	$1,389,894	78.7%	$1,519,038	$1,476,158	81.1%
Non-income producing investments	201,156	218,133	12.3%	202,115	214,958	11.8%
Fixed interest rate investments	171,699	147,489	8.4%	145,347	119,844	6.6%
Other income producing investments	10,865	10,439	0.6%	8,375	8,910	0.5%
Total investments	$1,842,441	$1,765,955	100.0%	$1,874,875	$1,819,870	100.0%

The following table shows the composition of our investment portfolio by industry classification and the percentage, by fair value, of the total assets in such industries as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Industry Classification	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
Services: Business	$270,331	15.2%	$285,960	15.7%
Healthcare & Pharmaceuticals	197,198	11.2%	199,733	11.0%
Retail	157,658	8.9%	160,093	8.8%
Energy: Oil & Gas	138,635	7.8%	116,393	6.4%
Media: Diversified & Production	132,760	7.5%	129,210	7.1%
Beverage, Food & Tobacco	113,794	6.4%	100,612	5.5%
Services: Consumer	112,369	6.4%	111,832	6.2%
Construction & Building	100,534	5.7%	99,383	5.5%
Consumer Goods: Durable	94,656	5.4%	95,968	5.3%
Banking, Finance, Insurance & Real Estate	61,454	3.5%	64,422	3.5%
Diversified Financials	58,732	3.3%	56,822	3.1%
Media: Advertising, Printing & Publishing	50,463	2.9%	104,622	5.7%
Hotel, Gaming & Leisure	46,803	2.6%	49,823	2.7%
Capital Equipment	43,567	2.5%	52,349	2.9%
High Tech Industries	39,063	2.2%	37,665	2.1%
Consumer Goods: Non-Durable	32,892	1.9%	35,210	1.9%
Automotive	30,884	1.7%	31,104	1.7%
Environmental Industries	27,570	1.6%	27,344	1.5%
Containers, Packaging & Glass	18,682	1.1%	18,687	1.0%
Aerospace & Defense	13,475	0.8%	13,825	0.8%
Transportation: Cargo	11,024	0.6%	10,465	0.6%
Metals & Mining	10,350	0.6%	13,094	0.7%
Telecommunications	2,988	0.2%	5,222	0.3%
Chemicals, Plastics & Rubber	73	—	32	—
Subtotal/total percentage	1,765,955	100.0%	1,819,870	100.0%
Short term investments	58,673		68,818
Total investments	$1,824,628		$1,888,688
Our investment portfolio may contain senior secured investments that are in the form of lines of credit, delayed draw term loans, revolving credit facilities, or unfunded commitments, which may require us to provide funding when requested in accordance with the terms of the underlying agreements. As of June 30, 2025 and December 31, 2024, our unfunded commitments amounted to $64,793 and $70,681, respectively. As of July 30, 2025, our unfunded commitments amounted to $67,075. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Refer to the section “Commitments and Contingencies” for further details on our unfunded commitments.
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
The following table summarizes the composition of our investment portfolio based on the 1 to 5 investment rating scale at fair value as of June 30, 2025 and December 31, 2024, excluding short term investments of $58,673 and $68,818, respectively:

	June 30, 2025		December 31, 2024
Investment Rating	Investments Fair Value	Percentage of Investment Portfolio	Investments Fair Value	Percentage of Investment Portfolio
1	$57,389	3.2%	$36,418	2.0%
2	1,472,341	83.4%	1,561,233	85.8%
3	204,686	11.6%	192,203	10.6%
4	25,385	1.4%	23,554	1.3%
5	6,154	0.4%	6,462	0.3%
	$1,765,955	100.0%	$1,819,870	100.0%
The amount of the investment portfolio in each rating category may vary substantially from period to period resulting primarily from changes in the composition of such portfolio as a result of new investment, repayment and exit activities. In addition, changes in the rating of investments may be made to reflect our expectation of performance and changes in investment values.

Current Investment Portfolio
The following table summarizes the composition of our investment portfolio at fair value as of July 30, 2025:

	Investments Fair Value	Percentage of Investment Portfolio
Senior secured first lien debt	$1,490,938	85.0%
Senior secured second lien debt	983	0.1%
Collateralized securities and structured products - equity	2,516	0.1%
Unsecured debt	8,090	0.5%
Equity	251,428	14.3%
Subtotal/total percentage	1,753,955	100.0%
Short term investments(1)	82,421
Total investments	$1,836,376
Number of portfolio companies		98
Average annual EBITDA of portfolio companies	$55.1 million
Median annual EBITDA of portfolio companies	$34.6 million
Purchased at a weighted average price of par		93.03%
Gross annual portfolio yield based upon the purchase price(2)		11.02%
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
Results of Operations for the Three Months Ended June 30, 2025 and 2024
Our results of operations for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024
Investment income	$52,244	$61,357
Operating expenses and income taxes	35,322	38,394
Net investment income after taxes	16,922	22,963
Net realized loss on investments	(32,376)	(20,277)
Net change in unrealized appreciation on investments	42,770	19,692
Net increase in net assets resulting from operations	$27,316	$22,378
Investment Income
For the three months ended June 30, 2025 and 2024, we generated investment income of $52,244 and $61,357, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 91 and 101 portfolio companies held during each respective period. The decrease in total investment income was primarily driven by lower investment income generated from dividends received, lower SOFR rates, and the write-off of interest income on the restructure of certain investments during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the three months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,
	2025	2024
Management fees	$6,497	$6,841
Administrative services expense	1,196	1,246
Subordinated incentive fee on income	3,589	4,871
General and administrative	1,393	1,659
Interest expense	22,637	23,773
Income tax expense, including excise tax	10	4
Total operating expenses and income taxes	$35,322	$38,394

The decrease in subordinated incentive fee on income was primarily the result of the decrease in investment income during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in interest expense was primarily the result of lower SOFR rates on our borrowings during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, which was partially offset by higher average borrowings under our financing arrangements during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
The composition of our general and administrative expenses for the three months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,
	2025	2024
Dues and subscriptions	$329	$97
Valuation expense	209	229
Insurance expense	187	169
Director fees and expenses	181	177
Accounting and administrative costs	169	160
Transfer agent expense	125	124
Professional fees	87	455
Printing and marketing expense	82	162
Other expenses	24	86
Total general and administrative expense	$1,393	$1,659
Net Investment Income After Taxes

Our net investment income after taxes totaled $16,922 and $22,963 for the three months ended June 30, 2025 and 2024, respectively. The decrease in net investment income was a result of a decrease in our investment income during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, which was partially offset by a decrease in our operating expenses during the three months ended June 30, 2025, which was driven primarily by decreases in the subordinated incentive fee on income and interest expense.
Net Realized Loss on Investments
Our net realized loss on investments totaled $(32,376) and $(20,277) for the three months ended June 30, 2025 and 2024, respectively. The increase in our net realized loss on investments was driven primarily by higher realized losses on the restructure of certain investments during the three months ended June 30, 2025 compared to lower realized losses on the restructure of certain investments during the three months ended June 30, 2024.

Net Change in Unrealized Appreciation on Investments
The net change in unrealized appreciation on our investments totaled $42,770 and $19,692 for the three months ended June 30, 2025 and 2024, respectively. This increase was driven by larger mark-to-market increases in certain investments during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, as well as the realization of previously unrealized losses due to the restructure of certain investments during the three months ended June 30, 2025.
Net Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2025 and 2024, we recorded a net increase in net assets resulting from operations of $27,316 and $22,378, respectively, as a result of our operating activity for the respective periods.
Results of Operations for the Six Months Ended June 30, 2025 and 2024

Our results of operations for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Investment income	$108,318	$134,911
Operating expenses and income taxes	72,144	79,355
Net investment income after taxes	36,174	55,556
Net realized loss on investments	(30,082)	(30,013)
Net change in unrealized (depreciation) appreciation on investments	(21,481)	3,280
Net (decrease) increase in net assets resulting from operations	$(15,389)	$28,823
Investment Income
For the six months ended June 30, 2025 and 2024, we generated investment income of $108,318 and $134,911, respectively, consisting primarily of interest income on investments in senior secured debt, collateralized securities and structured products, and unsecured debt of 88 and 103 portfolio companies held during each respective period. The decrease in total investment income was primarily driven by lower original issue discount recognized on repayment activity, lower investment income generated from non-recurring dividends received, lower SOFR rates and the write-off of interest income on the restructure of certain investments during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Operating Expenses and Income Taxes
The composition of our operating expenses and income taxes for the six months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended June 30,
	2025	2024
Management fees	$13,122	$13,705
Administrative services expense	2,475	2,338
Subordinated incentive fee on income	7,673	11,785
General and administrative	3,229	3,443
Interest expense	45,635	48,075
Income tax expense, including excise tax	10	9
Total operating expenses and income taxes	$72,144	$79,355

The decrease in subordinated incentive fee on income was primarily the result of the decrease in investment income during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in interest expense was primarily the result of lower SOFR rates on our borrowings during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was partially offset by higher average borrowings under our financing arrangements during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

The composition of our general and administrative expenses for the six months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended June 30,
	2025	2024
Professional fees	$855	$976
Dues and subscriptions	532	532
Valuation expense	439	373
Insurance expense	371	338
Director fees and expenses	353	348
Accounting and administrative costs	281	322
Transfer agent expense	244	247
Printing and marketing expense	99	165
Other expenses	55	142
Total general and administrative expense	$3,229	$3,443

Net Investment Income After Taxes

Our net investment income after taxes totaled $36,174 and $55,556 for the six months ended June 30, 2025 and 2024, respectively. The decrease in net investment income was a result of a decrease in our investment income during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was partially offset by a decrease in our operating expenses during the six months ended June 30, 2025, which was driven primarily by decreases in the subordinated incentive fee on income and interest expense.
Net Realized Loss on Investments
Our net realized loss on investments totaled $(30,082) and $(30,013) for the six months ended June 30, 2025 and 2024, respectively, which were driven primarily by realized losses on the restructure and write-off of certain investments during each period.
Net Change in Unrealized (Depreciation) Appreciation on Investments
The net change in unrealized (depreciation) appreciation on our investments totaled $(21,481) and $3,280 for the six months ended June 30, 2025 and 2024, respectively. This change was driven primarily by larger mark-to-market declines in certain investments during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the six months ended June 30, 2025 and 2024, we recorded a net (decrease) increase in net assets resulting from operations of $(15,389) and $28,823, respectively, as a result of our operating activity for the respective periods.
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

As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 1.68 and 1.73, respectively. We carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage, daily cash management and liquidity requirements.

On August 27, 2024, our shareholders authorized us to issue shares of our common stock at prices below the then current NAV per share in one or more offerings for a 12-month period following such shareholder approval. As of the date of this report, we are not engaged in discussions and do not otherwise intend to issue any such shares.

As of June 30, 2025, we had cash of $6,533 and short term investments of $58,673 invested in a fund that primarily invests in U.S. government securities. Cash and short term investments as of June 30, 2025, taken together with amounts available to us for borrowing under our secured financing arrangements, is expected to be sufficient for our investing and financing activities and to conduct our operations in the near term. As of June 30, 2025, we had $106 million available under our secured financing arrangements.

Our short and long-term cash needs include principal payments on outstanding financing arrangements, including potentially the outstanding amount of the 2026 Notes that mature on February 11, 2026, the funding of new and existing portfolio investments, the payment of operating expenses including interest expense, management fees, incentive fees, administrative services expense and general and administrative expenses, as well as paying distributions to our shareholders. As described further in Note 4 to the consolidated financial statements included in this report, a portion of the subordinated incentive fee on income that we pay to CIM may include deferred interest and accrued income that we have not yet received and may never receive in cash, which CIM is not obligated to reimburse us.

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

Share Repurchase Policy

On September 15, 2021, our board of directors, including the independent directors, approved a share repurchase policy authorizing us to repurchase up to $50 million of our outstanding common stock after the Listing. On June 24, 2022, our board of directors, including the independent directors, increased the amount of shares of our common stock that may be repurchased under the share repurchase policy by $10 million to up to an aggregate of $60 million. On August 5, 2025, our board of directors, including the independent directors, further increased the amount of shares of our common stock that may be repurchased under the share repurchase policy by $20 million to up to an aggregate of $80 million. Under the share repurchase policy, we may purchase shares of our common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at our discretion. Factors include, but are not limited to, share price, trading volume and general market conditions, along with our general business conditions. The policy may be suspended or discontinued at any time and does not obligate us to acquire any specific number of shares of our common stock.

On August 19, 2024, as part of the share repurchase policy, we entered into a new trading plan with an independent broker, Wells Fargo, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, based in part on historical trading data with respect to our shares. The 10b5-1 trading plan permits common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan expires on August 19, 2025, and is subject to price, market volume and timing restrictions. We expect to enter into a new 10b5-1 trading plan with Wells Fargo to be effective upon the expiration of the existing 10b5-1 trading plan.

During the six months ended June 30, 2025, we repurchased an aggregate of 885,427 shares under the 10b5-1 trading plan for an aggregate purchase price of $8,728, or an average purchase price of $9.86 per share.
From July 1, 2025 to July 30, 2025, we repurchased an aggregate of 217,040 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $2,142, or an average purchase price of $9.87 per share. From the inception of the 10b5-1 trading plan in August 2022 through July 30, 2025, we repurchased an aggregate of 4,871,638 shares of common stock under the 10b5-1 trading plan for an aggregate purchase price of $49,178, or an average purchase price of $10.09 per share.

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
The following table presents distributions per share that were declared during the year ended December 31, 2024 and the six months ended June 30, 2025:

	Distributions
Three Months Ended	Per Share	Amount
2024
March 31, 2024 (one record date)	$0.34	$18,279
June 30, 2024 (two record dates)	0.41	21,960
September 30, 2024 (one record date)	0.36	19,234
December 31, 2024 (two record dates)	0.41	21,835
Total distributions for the year ended December 31, 2024	$1.52	$81,308

2025
March 31, 2025 (one record date)	$0.36	$19,149
June 30, 2025 (one record date)	0.36	18,934
Total distributions for the six months ended June 30, 2025	$0.72	$38,083

On August 4, 2025, our co-chief executive officers declared a quarterly base distribution of $0.36 per share for the third quarter of 2025 payable on September 16, 2025 to shareholders of record as of September 2, 2025.

For an additional discussion of our RIC status and distributions, refer to Note 2 and Note 5, respectively, of our consolidated financial statements included in this report.

JPM Credit Facility
As of June 30, 2025 and July 30, 2025, our aggregate outstanding borrowings under the JPM Credit Facility were $325,000 and the aggregate unfunded principal amount in connection with the JPM Credit Facility was $81,250. For a detailed discussion of our JPM Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.
2025 UBS Credit Facility
As of June 30, 2025 and July 30, 2025, our outstanding borrowings under the 2025 UBS Credit Facility were $100,000 and the aggregate unfunded principal amount in connection with the 2025 UBS Credit Facility was $25,000. For a detailed discussion of our 2025 UBS Credit Facility, refer to Note 8 to our consolidated financial statements included in this report.

2026 Notes

As of June 30, 2025 and July 30, 2025, we had $125,000 in aggregate principal amount of 2026 Notes outstanding and there was no unfunded principal amount in connection with the 2026 Notes. For a detailed discussion of our 2026 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2022 Term Loan
As of June 30, 2025 and July 30, 2025, our outstanding borrowings under the 2022 Term Loan were $50,000 and there was no unfunded principal amount in connection with the 2022 Term Loan. For a detailed discussion of our 2022 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
2024 Term Loan
As of June 30, 2025 and July 30, 2025, our outstanding borrowings under the 2024 Term Loan were $30,000 and there was no unfunded principal amount in connection with the 2024 Term Loan. For a detailed discussion of our 2024 Term Loan, refer to Note 8 to our consolidated financial statements included in this report.
Series A Notes

As of June 30, 2025 and July 30, 2025, we had approximately $114,844 in aggregate principal amount of Series A Notes outstanding and there was no unfunded principal amount in connection with the Series A Notes. For a detailed discussion of our Series A Notes, refer to Note 8 to our consolidated financial statements included in this report.

2027 Notes
As of June 30, 2025 and July 30, 2025, we had $200,000 in aggregate principal amount of 2027 Notes outstanding and there was no unfunded principal amount in connection with the 2027 Notes. For a detailed discussion of our 2027 Notes, refer to Note 8 to our consolidated financial statements included in this report.
2029 Notes
As of June 30, 2025 and July 30, 2025, we had $172,500 in aggregate principal amount of 2029 Notes outstanding and there was no unfunded principal amount in connection with the 2029 Notes. For a detailed discussion of our 2029 Notes, refer to Note 8 to our consolidated financial statements included in this report.

Unfunded Commitments
As of June 30, 2025 and July 30, 2025, our unfunded commitments amounted to $64,793 and $67,075, respectively. For a detailed discussion of our unfunded commitments, refer to Note 11 to our consolidated financial statements included in this report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2025, 78.7% of our investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we may hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee hurdle rate, as defined in our investment advisory agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to CIM with respect to our pre-incentive fee net investment income.

As of June 30, 2025, under the terms of the JPM Fifth Amendment, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.55% per year, and we pay an annual administration fee of 0.20% on JPM’s total financing commitment. Pursuant to the terms of the 2025 UBS Credit Facility, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 2.75% per year. Pursuant to the terms of the Deed of Trust, the Series A Notes bear interest at a floating rate equal to average overnight SOFR, plus a credit spread of 3.82% per year. The Tranche A 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 4.75% per year and are subject to a 2.00% SOFR floor. The Tranche B 2027 Notes bear interest at a floating rate equal to the three-month SOFR plus a credit spread of 3.90% per year and are subject to a 2.00% SOFR floor. Pursuant to the terms of the 2022 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.50% per year and subject to a 1.0% SOFR floor. Pursuant to the terms of the 2024 Term Loan, advances bear interest at a floating rate equal to the three-month SOFR, plus a credit spread of 3.80% per year and subject to a 4.0% SOFR floor. In addition, we may seek to further borrow funds in order to make additional investments. Our net investment income will be impacted, in part, by the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. Our interest rate risk management techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, excluding short term investments, assuming no changes in our investment portfolio, the JPM Fifth Amendment, the 2025 UBS Credit Facility, the Series A Notes, the 2027 Notes, the 2022 Term Loan or the 2024 Term Loan in effect as of June 30, 2025:

Basis Point Change in Interest Rates	(Decrease) Increase in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 300 basis points	$(15,031)	(14.6)%
Down 200 basis points	(10,951)	(10.7)%
Down 100 basis points	(5,621)	(5.5)%
Down 50 basis points	(2,811)	(2.7)%
No change to current base rate (4.44% as of June 30, 2025)	—	—
Up 50 basis points	2,811	2.7%
Up 100 basis points	5,621	5.5%
Up 200 basis points	11,242	10.9%
Up 300 basis points	16,864	16.4%
(1)This table assumes no change in defaults or prepayments by portfolio companies over the next twelve months.
The interest rate sensitivity analysis presented above does not consider the potential impact of the changes in fair value of our fixed rate debt investments, our fixed rate borrowings (the 2029 Notes and the 2026 Notes), or the NAV of our common stock in the event of sudden changes in interest rates. Approximately 8.4% of our investments paid fixed interest rates as of June 30, 2025. Rising market interest rates will most likely lead to fair value declines for fixed interest rate investments and fixed interest rate borrowings and a decline in the NAV of our common stock, while declining market interest rates will most likely lead to an increase in the fair value of fixed interest rate investments and fixed interest rate borrowings and an increase in the NAV of our common stock.
In addition, we may have risk regarding portfolio valuation as discussed in Note 2 to our consolidated financial statements included in this report.

Inflation and Market Volatility
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to geopolitical events, a rise in energy prices and strong consumer demand, inflation is showing signs of remaining high in the U.S. and globally. The U.S. inflation rate has fluctuated throughout 2024 and the first half of 2025, and it remains well above the historic levels over the past several decades. Although the current outlook is uncertain, heightened inflation may persist in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Concerns over future increases in inflation as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified because of uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally. Persistent inflationary pressures, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions could affect our portfolio companies' respective profit margins.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Evaluation of internal control over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. For the three months ended June 30, 2025, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2025.
The table below provides information concerning our repurchases of shares of our common stock in the open market during the three months ended June 30, 2025 pursuant to our share repurchase policy.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	315,943	$9.36	315,943	(1)
May 1 to May 31, 2025	95,782	9.76	95,782	(1)
June 1 to June 30, 2025	287,840	9.26	287,840	(1)
Total	699,565	$9.37	699,565	(1)
(1)A description of the shares of our common stock that may be repurchased is set forth in a discussion of our share repurchase program in Note 3 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
The table below provides information concerning our purchases of shares of our common stock in the open market during the three months ended June 30, 2025 pursuant to our distribution reinvestment plan in order to satisfy the reinvestment portion of our distributions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	159,518	$9.13	159,518	(1)
May 1 to May 31, 2025	—	—	—	—
June 1 to June 30, 2025	151,264	9.29	151,264	(1)
Total	310,782	$9.21	310,782	(1)
(1) A description of the shares of our common stock that may be purchased is set forth in a discussion of the DRP in Note 5 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Date: August 6, 2025
CĪON Investment Corporation
(Registrant)

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/ Keith S. Franz
Keith S. Franz
Chief Financial Officer
(Principal Financial and Accounting Officer)